Form 10-Q
period 2007-06-30
MERCADOLIBRE INC
filed 2007-09-20
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33647

MercadoLibre, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	98-0212790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Tronador 4890, 8th Floor

Buenos Aires, C1430DNN, Argentina

(Address of registrant’s principal executive offices)

011-54-11-5352-8000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

44,226,567 shares of the issuer’s common stock, $0.001 par value, outstanding as of September 14, 2007

MERCADOLIBRE, INC.

Mercadolibre Inc.

Consolidated Balance Sheets

As of June 30, 2007 and December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1 – Unaudited condensed consolidated financial statements

	June 30, 2007	December 31, 2006
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$9,094,930	$7,143,027
Short-term investments	7,141,477	6,320,656
Accounts receivable	2,164,743	1,983,003
Funds receivable from customers	11,189,050	10,188,712
Prepaid expenses	1,232,682	333,570
Deferred tax assets	2,197,022	2,904,558
Other current assets	386,502	246,352

Total current assets	33,406,406	29,119,878
Non-current assets:
Long-term investments	1,447,859	—
Property and equipment, net	4,017,032	2,931,470
Goodwill and intangible assets, net	22,645,835	21,342,315
Deferred tax assets	558,884	390,820
Other assets	147,302	28,089

Total non-current assets	28,816,912	24,692,694

Total assets	$62,223,318	$53,812,572

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,260,734	$5,708,682
Funds payable to customers	10,002,576	9,085,013
Social security payable	2,954,455	2,722,874
Taxes payable	2,302,043	1,735,975
Loans payable	415,647	97,527
Other liabilities	3,678,423	—
Provisions	18,230	310,848

Total current liabilities	25,632,108	19,660,919
Non-current liabilities:
Loans payable	9,000,000	9,000,000
Other liabilities	723,764	1,803,315

Total non-current liabilities	9,723,764	10,803,315

Total liabilities	35,355,872	30,464,234

Commitments and contingencies (Note 8)

Mandatorily redeemable convertible preferred stock, $0.01 par value, 45,600,000 shares authorized, 27,187,838 shares issued and outstanding at June 30, 2007 and December 31, 2006; liquidation amount: $78,334,161 at June 30, 2007 and December 31, 2006	64,323,984	64,076,545

Shareholders' deficit:
Common stock, $0.01 par value, 108,800,000 shares authorized, 13,822,752 and 13,166,982 shares issued and outstanding at June 30, 2007 and December 31, 2006	138,228	131,670
Additional paid-in capital	2,478,883	2,694,404
Accumulated deficit	(42,471,784)	(44,054,817)
Accumulated other comprehensive income	2,398,135	500,536

Total shareholders' deficit	(37,456,538)	(40,728,207)

Total liabilities, mandatorily redeemable convertible preferred stock and shareholders' deficit	$62,223,318	$53,812,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Consolidated Statements of Operations

For the three- and six-month periods ended June 30, 2007 and 2006

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Net revenues	$35,432,625	$23,371,883	$18,973,288	$12,382,750
Cost of net revenues	(7,647,366)	(5,265,924)	(4,071,831)	(2,749,628)

Gross profit	27,785,259	18,105,959	14,901,457	9,633,122

Operating expenses:
Product and technology development	(2,002,716)	(1,469,670)	(1,029,096)	(764,166)
Sales and marketing	(12,646,525)	(10,589,166)	(6,330,128)	(5,532,192)
General and administrative	(5,486,314)	(3,822,481)	(2,811,198)	(1,899,219)

Total operating expenses	(20,135,555)	(15,881,317)	(10,170,422)	(8,195,577)

Income from operations	7,649,704	2,224,642	4,731,035	1,437,545

Other income (expenses):
Interest income	519,239	95,289	421,522	53,524
Interest expense and other financial charges	(827,540)	(807,794)	(379,874)	(411,815)
Foreign currency loss	(1,004,172)	(63,688)	(599,398)	(171,806)
Other expenses, net	(2,046,058)	(1,104,366)	(1,761,421)	(1,024,280)

Net income (loss) before income / asset tax expense	4,291,173	344,083	2,411,864	(116,832)

Income / asset tax expense	(2,706,100)	(1,154,627)	(1,820,978)	(804,054)

Net income (loss)	$1,585,073	$(810,544)	$590,886	$(920,886)

Accretion of preferred stock	(247,439)	(247,439)	(123,720)	(123,720)

Net income / (loss) available to common shareholders	$1,337,634	$(1,057,983)	$467,166	$(1,044,606)

Basic EPS
Basic net income / (loss) available to common shareholders per common share	$0.03	$(0.08)	$0.01	$(0.08)

Weighted average shares	13,475,873	13,127,408	13,575,158	13,140,100

Diluted EPS
Diluted net income per common share	$0.03		$0.01

Weighted average shares	13,986,707		13,987,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

For the six-month periods ended June 30, 2007 and 2006 (unaudited)

	Comprehensive	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	income	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2005		13,095,863	$130,959	$3,149,663	$(45,126,900)	$(560,542)	$(42,406,820)

Stock options exercised		45,813	458	5,940			6,398
Stock-based compensation				15,021			15,021
Accretion of mandatorily redeemable convertible preferred stock				(247,439)			(247,439)
Net loss	(810,544)				(810,544)		(810,544)
Currency translation adjustment	406,543					406,543	406,543
Unrealized net gains on investments	48,275					48,275	48,275

Comprehensive income	(355,726)

Balance as of June 30, 2006		13,141,676	$131,417	$2,923,185	$(45,937,444)	$(105,724)	$(42,988,566)

Stock options exercised		25,306	253	456			709
Stock-based compensation				18,202			18,202
Accretion of mandatorily redeemable convertible preferred stock				(247,439)			(247,439)
Net income	1,882,627				1,882,627		1,882,627
Currency translation adjustment	736,299					736,299	736,299
Unrealized net gains on investments	54,055					54,055	54,055
Realized net gain on investments	(184,094)					(184,094)	(184,094)

Comprehensive income	2,488,887

Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$(44,054,817)	$500,536	$(40,728,207)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

For the six-month periods ended June 30, 2007 and 2006 (unaudited)

	Comprehensive	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	income	Shares	Amount	capital	deficit	income (loss)	Total
Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$(44,054,817)	$500,536	$(40,728,207)

Shares issued in 2000 and 2001 (1)	204,000	2,040		(2,040)			—
Stock options exercised		451,770	4,518	18,370			22,888
Stock-based compensation				13,548			13,548
Accretion of mandatorily redeemable convertible preferred stock				(247,439)
							(247,439)
Net income	1,585,073				1,585,073		1,585,073
Currency translation adjustment	2,108,936					2,108,936	2,108,936
Unrealized net gains on investments	13,938					13,938	13,938
Realized net gain on investments	(225,275)					(225,275)	(225,275)

Comprehensive income	3,482,672

Balance as of June 30, 2007		13,822,752	$138,228	$2,478,883	$(42,471,784)	$2,398,135	$(37,456,538)

(1)	These shares were issued in 2000 and 2001, but were not recorded until 2007. The amounts are immaterial to revise prior years financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operations:
Net income (loss)	$1,585,073	$(810,544)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,101,050	977,015
Interest expense	316,750	422,333
Realized gains on investments	(306,853)	—
Unrealized gains on investments	(83,118)	—
Stock-based compensation expense	13,548	15,021
Change in fair value of warrants	2,087,960	909,996
Deferred income taxes	531,966	20,913
Changes in assets and liabilities:
Accounts receivable	(181,740)	135,813
Funds receivable from customers	(1,000,338)	(1,685,426)
Prepaid expenses	(899,112)	(81,139)
Other assets	(259,363)	(362,303)
Accounts payable	1,349,700	1,732,046
Funds payable to customers	917,563	1,057,400
Provisions	(292,618)	(743,156)
Other liabilities	510,912	150,884

Net cash provided by operating activities	5,391,380	1,738,853

Cash flows from investing activities:
Purchase of investments	(7,378,220)	(462,321)
Proceeds from sale of investments	5,295,681	—
Purchase of intangible assets	(20,178)	(91,677)
Purchases of property and equipment	(1,942,189)	(1,391,152)

Net cash used in investing activities	(4,044,906)	(1,945,150)

Cash flows from financing activities:
Increase in short term debt	1,370	—
Decrease in short term debt	—	(143)
Stock options exercised	22,888	6,398

Net cash provided by financing activities	24,258	6,255

Effect of exchange rate changes on cash and cash equivalents	581,171	194,370

Net increase (decrease) in cash and cash equivalents	1,951,903	(5,672)
Cash and cash equivalents, beginning of year	7,143,027	8,979,838

Cash and cash equivalents, end of period	$9,094,930	$8,974,166

Supplemental cash flow information:
Cash paid for income taxes	$1,864,120	$944,950
Non-cash financing activities:
Accretion of preferred stock - dividends	$247,439	$247,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

1.	Nature of Business

MercadoLibre Inc. (the “Company”) is a marketplace manager. The Company’s mission is to build an online marketplace that enables practically anyone to trade almost anything in Latin America, making inefficient markets more efficient.

Traditional offline marketplaces can be inefficient because i) they are fragmented and regional, ii) offer a limited variety and breadth of goods, iii) have high transaction costs, and iv) are information inefficient. The Company makes these inefficient marketplaces more efficient because i) its community of users can easily and inexpensively communicate and complete transactions, ii) its marketplace includes a very wide variety and selection of goods, and iii) it brings buyers and sellers together for much lower fees than traditional intermediaries. The Company attracts buyers by offering selection, value, convenience and entertainment, and sellers by offering access to broad markets, efficient marketing and distribution costs, ability to maximize prices and opportunity to increase sales.

The Company pioneered online trading in the region by developing a Web-based community in which buyers and sellers are brought together to browse, buy and sell items such as computers, electronics, collectibles, automobiles and a host of practical and miscellaneous items. The Company’s trading platform is a fully automated, topically arranged, intuitive, and easy-to-use online service that is available 24 hours-a-day, seven-days-a-week. The Company’s platform supports a fixed price format in which sellers and buyers trade items at a fixed price established by sellers, and an auction format in which sellers list items for sale and buyers bid on items of interest.

Providing more efficient and effective payment methods from buyers to sellers is essential to creating a faster, easier and safer online trading experience. Traditional payment methods such as bank deposits and cash on delivery present various obstacles to the online trading experience, including lengthy processing time, inconvenience and high costs. The Company addressed this opportunity through the introduction in 2004 of MercadoPago, an integrated online payments solution. MercadoPago was designed to facilitate transactions on the MercadoLibre Marketplace by providing an escrow mechanism that enables users to securely, easily and promptly send and receive payments online, and has experienced consistent growth since its launch.

In 2004, the Company introduced an online classified advertisements service platform for motor vehicles, vessels and aircrafts. Buyers usually require a physical inspection of these items or specific types of interaction before completing a transaction, and therefore a classified advertisements service is better suited for these types of items than the traditional online purchase method. For these items, buyers can search by make, model, year and price, and sellers can list their phone numbers and receive prospective buyers’ e-mail addresses, in order to allow for instant and direct communication between sellers and potential buyers. During 2005, the classified advertisements service platform was expanded to include real estate.

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

1.	Nature of Business (Continued)

During 2006, the Company launched several initiatives to improve its platform, and expand its reach. Particularly relevant were the launch of a new platform for eShops, to attract lower rotation items and increase the breadth of products offered, the introduction of user generated information guides for buyers, that improve the shopping experience, and the expansion of the online classifieds model by adding a services category. In terms of geographic expansion, the Company launched sites in Costa Rica, the Dominican Republic, and Panama.

As of June 30, 2007, the Company, through its wholly owned subsidiaries, operated online trading platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico and Venezuela.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99% and 99% of the consolidated totals during the six-month periods ended June 30, 2007 and 2006, respectively. Long-lived assets located in the foreign operations totaled $24,632,838 and $22,602,151 as of June 30, 2007 and December 31, 2006, respectively. Cash and cash equivalents as well as short-term investments, totaling $16,236,407 and $13,463,683 at June 30, 2007 and December 31, 2006, respectively, are mainly located in the United States.

These unaudited interim financial statements reflect the Company’s consolidated financial position as of June 30, 2007 and December 31, 2006. These statements also show the Company’s consolidated statement of operations, its consolidated statement of shareholders’ deficit and its consolidated statement of cash flows for the six months ended June 30, 2007 and 2006. These statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2007. The condensed consolidated statements of income, shareholder’s deficit and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Use of estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts, depreciation, amortization, impairment and useful lives of long-lived assets, recognition of current and deferred income taxes and contingencies. Actual results could differ from those estimates.

Uncertainty in Income Taxes

On January 1, 2007 the Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement 109. FIN 48 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The adoption of FIN 48 had no significant impact on the Company’s condensed consolidated financial statements.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2002 primarily include the U.S., Argentina, Brazil and Mexico.

Recent Accounting Pronouncements

1.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently analyzing the impact that the adoption of SFAS 157 will have on the Company’s condensed consolidated financial statements.

2.	Fair value for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007.

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

2.	Fair value for Financial Assets and Liabilities (Continued)

This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently analyzing the impact that the adoption of SFAS 159 will have on the Company’s condensed consolidated financial statements.

3.	Net income / (loss) per share

Basic earnings (losses) per share for the Company’s common stock is computed by dividing net income / (loss) available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

Net income / (loss) available to common shareholders is computed by deducting from net income (or by increasing net loss) accretion of preferred stock.

The Company’s mandatorily redeemable convertible preferred stock is a participating security. Accordingly, net income for the three- and six-month periods ended June 30, 2007, was allocated between common stock and preferred stock under the “two class method” for purposes of computing basic earnings per share.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options under the Company’s stock based employee compensation plans. For diluted earnings per common share, net income was also allocated between common stock and preferred stock under the “two class method” because assuming that mandatorily redeemable convertible preferred stock is fully converted into common stock would result in the same dilutive effect.

The following table shows how net income is allocated using the two-class method for earnings per common share, for the three-month periods ended June 30, 2007 and 2006:

	Three months ended June 30,
	2007		2006
	Basic	Diluted	Basic and Diluted

Net income / (loss)	$590,886	$590,886	$(920,886)
Accretion of preferred stock	(123,720)	(123,720)	(123,720)

Net income (loss) available to common shareholders	$467,166	$467,166	$(1,044,606)

Net income available to common shareholders attributable to preferred stock	(311,588)	(307,452)	—

Net income (loss) available to common shareholders attributable to common stock	$155,578	$159,714	$(1,044,606)

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

3.	Net income / (loss) per share (Continued)

The following table shows how net income is allocated using the two-class method for earnings per common share, for the six-month periods ended June 30, 2007 and 2006:

	Six months ended June 30,
	2007		2006
	Basic	Diluted	Basic and Diluted
Net income / (loss)	$1,585,073	$1,585,073	$(810,544)
Accretion of preferred stock	(247,439)	(247,439)	(247,439)

Net income (loss) available to common shareholders	$1,337,634	$1,337,634	$(1,057,983)

Net income available to common shareholders attributable to preferred stock	(894,345)	(880,332)	—

Net income (loss) available to common shareholders attributable to common stock	$443,289	$457,302	$(1,057,983)

Net income / (loss) per share of common stock is as follows for the three-month periods ended June 30, 2007 and 2006:

	Three months ended June 30,
	2007		2006
	Basic	Diluted	Basic and Diluted
Net income / (loss) available to common shareholders per common share	$0.01	$0.01	$(0.08)

Numerator:
Net income / (loss) available to common shareholders	$155,578	$159,714	$(1,044,606)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	13,575,158	13,575,158	13,140,100
Adjustment for stock options	—	411,970	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	13,575,158	13,987,128	13,140,100

Net income / (loss) per share of common stock is as follows for the six-month periods ended June 30, 2007 and 2006:

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

3.	Net income / (loss) per share (Continued)

	Six months ended June 30,
	2007		2006
	Basic	Diluted	Basic and Diluted
Net income / (loss) available to common shareholders per common share	$0.03	$0.03	$(0.08)

Numerator:
Net income / (loss) available to common shareholders	$443,289	$457,302	$(1,057,983)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	13,475,873	13,475,873	13,127,408
Adjustment for stock options	—	510,834	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	13,475,873	13,986,707	13,127,408

The calculation of diluted net income / (loss) per share excludes all anti-dilutive shares. For the three- and six-month periods ended June 30, 2007 and 2006, the numbers of anti-dilutive shares are as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Anti-dilutive shares
Warrants	184,272	184,272	184,272	184,272
Options	—	664,833	—	652,141

	184,272	849,105	184,272	836,413

4.	Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	June 30, 2007	December 31, 2006
Indefinite lived assets
- Goodwill	$22,037,255	$20,572,792
Amortizable intangible assets
- Trademarks & Licenses	1,356,392	1,333,321
- Non-compete agreement	672,308	605,706
- Customer list	566,159	524,172

Total intangible assets	$24,632,114	$23,035,991
Accumulated amortization	(1,986,279)	(1,693,676)

	$22,645,835	$21,342,315

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

4.	Goodwill and Intangible Assets (Continued)

Goodwill

The changes in the carrying amount of goodwill for the six-month periods ended June 30, 2007 and the year ended December 31, 2006, are as follows:

	Six Months Ended June 30, 2007
	Marketplaces
	Brazil	Mexico	Other Countries	Total
Balance, beginning of period	$10,233,062	$4,911,840	$5,427,890	$20,572,792
- Effect of exchange rates changes	1,125,201	37,729	301,533	1,464,463

Balance, end of period	$11,358,263	$4,949,569	$5,729,423	$22,037,255

	Year Ended December 31, 2006
	Marketplaces
	Brazil	Mexico	Other Countries	Total
Balance, beginning of year	$9,346,899	$4,987,323	$5,323,575	$19,657,797
- Effect of exchange rates changes	886,163	(75,483)	104,315	914,995

Balance, end of year	$10,233,062	$4,911,840	$5,427,890	$20,572,792

Amortizable intangibles assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, acquired software licenses and other acquired intangible assets including a non-compete agreement and developed technologies. Aggregate amortization expense for intangible assets totaled $94,448 and $107,369 for the three-month periods ended June 30, 2007 and 2006, respectively. Aggregate amortization expense for intangible assets totaled $194,799 and $245,399 for the six-month periods ended June 30, 2007 and 2006, respectively.

Expected future intangible asset amortization from acquisitions completed as of June 30, 2007 is as follows:

For year ended 12/31/2007 (remaining six months)	$192,502
For year ended 12/31/2008	232,431
For year ended 12/31/2009	118,098
Thereafter	65,549

$608,580

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

5.	Segments

Reporting segments are based upon the Company’s internal organization structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The Marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela) online marketplaces commerce platforms. The Payments segment includes the Company’s regional payments platform consisting of our business of MercadoPago.

Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, bank charges, allowances for doubtful accounts, authorized credits and transaction losses.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended June 30, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$8,872,163	$2,534,266	$2,255,789	$2,424,392	$16,086,610	$2,886,678	$18,973,288
Direct costs	(5,755,064)	(1,273,008)	(1,430,435)	(1,534,891)	(9,993,398)	(2,260,796)	(12,254,194)

Direct contribution	3,117,099	1,261,258	825,354	889,501	6,093,212	625,882	6,719,094
Operating expenses and indirect costs of net revenues							(1,988,059)

Income from operations							4,731,035

Other income (expenses):
Interest income							421,522
Interest expense and other financial results							(379,874)
Foreign exchange							(599,398)
Other expenses, net							(1,761,421)

Net income before income / asset tax expense							$2,411,864

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

5.	Segments (Continued)

	Three Months Ended June 30, 2006
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$6,492,169	$1,602,541	$1,402,475	$1,295,015	$10,792,200	$1,590,550	$12,382,750
Direct costs	(4,328,918)	(1,121,893)	(1,195,359)	(1,084,852)	(7,731,022)	(1,472,804)	(9,203,826)

Direct contribution	2,163,251	480,648	207,116	210,163	3,061,178	117,746	3,178,924
Operating expenses and indirect costs of net revenues							(1,741,379)

Income from operations							1,437,545

Other income (expenses):
Interest income							53,524
Interest expense and other financial results							(411,815)
Foreign exchange							(171,806)
Other expenses, net							(1,024,280)

Net loss before income / asset tax expense							$(116,832)

	Six Months Ended June 30, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$16,571,084	$4,742,270	$4,437,625	$4,530,462	$30,281,441	$5,151,184	$35,432,625
Direct costs	(10,833,701)	(2,499,094)	(2,798,490)	(2,902,283)	(19,033,568)	(4,305,089)	(23,338,657)

Direct contribution	5,737,383	2,243,176	1,639,135	1,628,179	11,247,873	846,095	12,093,968
Operating expenses and indirect costs of net revenues							(4,444,264)

Income from operations							7,649,704

Other income (expenses):
Interest income							519,239
Interest expense and other financial results							(827,540)
Foreign exchange							(1,004,172)
Other expenses, net							(2,046,058)

Net income before income / asset tax expense							$4,291,173

	Six Months Ended June 30, 2006
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$12,316,136	$2,922,186	$2,758,258	$2,377,317	$20,373,897	$2,997,986	$23,371,883
Direct costs	(8,513,464)	(2,087,872)	(2,327,038)	(1,944,971)	(14,873,345)	(2,796,158)	(17,669,503)

Direct contribution	3,802,672	834,314	431,220	432,346	5,500,552	201,828	5,702,380
Operating expenses and indirect costs of net revenues							(3,477,738)

Income from operations							2,224,642

Other income (expenses):
Interest income							95,289
Interest expense and other financial results							(807,794)
Foreign exchange							(63,688)
Other expenses, net							(1,104,366)

Net income before income / asset tax expense							$344,083

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

5.	Segments (Continued)

The following table summarizes the allocation of net revenues based on geography:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Brazil	$20,496,504	$14,405,524	$11,116,927	$7,606,336
Argentina	5,241,704	3,275,706	2,818,759	1,787,596
Mexico	4,918,595	3,185,082	2,488,459	1,620,369
Other countries	4,775,822	2,505,571	2,549,143	1,368,449

Total net revenues	$35,432,625	$23,371,883	$18,973,288	$12,382,750

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	June 30, 2007	December 31, 2006
US long-lived tangible assets	$2,060,672	$1,578,122
Other countries long-lived tangible assets
Argentina	1,178,577	827,438
Brazil	659,933	459,978
Mexico	36,889	43,542
Other countries	80,961	22,390

	$1,956,360	$1,353,348

Total long-lived tangible assets	$4,017,032	$2,931,470

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30, 2007	December 31, 2006
US intangible assets	$116,660	$121,602
Other countries goodwill and intangible assets
Argentina	252,944	379,785
Brazil	11,451,998	10,341,961
Mexico	5,014,632	4,982,529
Rest	5,809,601	5,516,438

	$22,529,175	$21,220,713

Total goodwill and intangible assets	$22,645,835	$21,342,315

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

6.	Comprehensive income / (loss)

Comprehensive income / (loss) is as follows for the three- and six-month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net income / (loss)	$1,585,073	$(810,544)	$590,886	$(920,886)
Currency translation adjustment	2,108,936	406,543	1,473,464	(377,215)
Unrealized net gains on investments	13,938	48,275	(884)	16,576
Realized net gain on investments	(225,275)	—	(225,275)	—

Comprehensive income / (loss)	$3,482,672	$(355,726)	$1,838,191	$(1,281,525)

7.	Stock Option Plan

In October 1999, the Company adopted the 1999 Stock Option Plan (the “Plan”). At June 30, 2007, the Company has reserved 4,732,400 shares of Class A Common Stock for issuance under the Plan. Awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At June 30, 2007, there are 296,437 shares of Class A Common stock available for additional awards under the Plan.

Up to December 31, 2005, when options were granted to employees, a non-cash charge representing the difference between the exercise price and the fair market value of the common stock underlying the options on the date of grant was recorded as reduction of shareholders’ equity and amortized over the vesting period.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring the recognition of compensation expense based upon the grant date fair value of its stock-based compensation awards.

Stock-based compensation expense related to stock options and employee stock purchases for the three- and six-month periods ended June 30, 2007 and 2006 was allocated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Product and technology development	$1,294	$4,417	$142	$2,232
Sales and marketing	2,885	9,853	317	$4,982
General and administrative	9,369	751	7,364	380

Total	$13,548	$15,021	$7,823	$7,594

The effect of adopting SFAS No. 123(R) per basic and per diluted share for the three- and six-month periods ended June 30, 2007 and 2006, is not material.

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

7.	Stock Option Plan (Continued)

In accordance with SFAS No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its option awards granted after January 1, 2006. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) which provides supplemental implementation guidance for SFAS No. 123(R). Since the Company has no history of volatility, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a dividend in the foreseeable future and accordingly, uses an expected dividend yield of zero.

There was no granting during the three- and six-month periods ended June 30, 2007.

The following weighted-average assumptions were used in estimating the fair value of options for the three- and six-month period ended June 30, 2006:

-	Stock price volatility: 36%

-	Expected term: 7 years

-	Risk-free interest rate: 6%

The weighted-average grant date fair value of options granted during the three months period ended March 31, 2006 was $2.93. There was no granting during the three-month periods ended June 30, 2006.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company also estimated expected forfeitures of stock options upon adoption of SFAS 123(R). In developing a forfeiture rate estimate, Management considered its historical experience and expectations. Actual forfeiture activity may differ from the estimated forfeiture rate.

Stock option activity, for the three months period ended June 30, 2007, is as follows:

	Number of options	Weighted- average exercise price
Outstanding, beginning of period	627,581	$0.33
Exercised	(446,770)	0.05

Outstanding, end of period	180,811	1.03

Exercisable, end of period	151,831	$0.78

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

7.	Stock Option Plan (Continued)

Stock option activity, for the six months period ended June 30, 2007, is as follows:

	Number of options	Weighted- average exercise price
Outstanding, beginning of year	633,331	$0.33
Lapsed	(750)	0.01
Exercised	(451,770)	0.05

Outstanding, end of period	180,811	1.03

Exercisable, end of period	151,831	$0.78

The following details the outstanding options at June 30, 2007:

	Outstanding		Exercisable
Exercise price	Number of options	Weighted-average remaining contractual life (years)	Number of options
$0.01	38,311	5.9	34,537
$0.75	65,000	2.5	65,000
$1.00	30,000	2.6	30,000
$1.50	37,000	7.7	18,294
$3.00	4,000	2.9	4,000
$6.00	6,500	9.2	—

	180,811	4.6	151,831

Weighted average Exercise Price
- Options outstanding			$1.03
- Options exercisable			$0.78

8.	Commitments and Contingencies

Litigation and Other Legal Matters

At the beginning of 2007, the Brazilian subsidiary of the Company had 60 cases in litigation in ordinary courts, 4 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda. (“Vintage”) and Barros, Fischer e Associados Ltda. (“Barros, Fischer”) were related to alleged intellectual property infringement.

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

8.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

During 2007, the Brazilian subsidiary of the Company was sued in 46 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them. One of the lawsuits was related to alleged intellectual property infringement, and was filed in June by Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda. or Praetorium. Praetorium alleges that the Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Praetorium’s courses through the Brazilian web site. Praetorium seeks an injunction, fines, and compensatory and statutory damages.

In February 2007, the claim filed by Barros, Fischer was settled. In order to settle the case, no consideration was paid to plaintiff and the parties agreed to establish procedures to protect Barros, Fischer’s intellectual property rights based on the notice and take down of alleged infringing items listed in the Brazilian web site.

As of June 30, 2007, 100 legal actions were still in litigation in the Brazilian ordinary courts 6 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuição de Fitas Ltda. and Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda. and Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda.) were related to alleged intellectual property infringement. In addition, as of June 30, 2007, the Brazilian subsidiary of the Company received more than 890 legal actions in consumer courts, where a lawyer is not required. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them. As of June 30, 2007, there were more than 1,030 cases still in litigation in these consumer courts.

As of June 30, 2007 the Company had established reserves of $506,178 to cover 288 legal actions against the Company’s subsidiary in Brazil, and $32,951 to cover some lawsuits against DeRemate Brazil because a loss was considered probable. As of June 30, 2007 no loss amount has been accrued over 757 legal actions in Brazil for the aggregate amount up to $3,001,674 because a loss is not considered probable.

Other third parties have from time to time claimed, and others may claim in the future, that the Company was responsible for fraud committed against them, or that the Company has infringed their intellectual property rights. The underlying laws with respect to the potential liability of online intermediaries like the Company are unclear in the jurisdictions where the Company operates. Management believes that additional lawsuits alleging that the Company has violated copyright or trademark laws will be filed against the Company. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in the Company’s methods of doing business, or could require the Company to enter into costly royalty or licensing agreements. The Company may be subject to patent disputes, and be subject to patent infringement claims as the Company’s services expand in scope and complexity. In particular, the Company may face additional patent infringement claims involving various aspects of the Payments businesses.

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

8.	Commitments and Contingencies (Continued)

From time to time, the Company is involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as the Company’s business expands and the Company grows larger. Any claims or regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

Litigation after June 30, 2007

An injunction ordering the removal of any offers containing the name of Praetorium was granted to Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda..

In the case filed by Fallms Distribuição de Fitas Ltda. and Nacional Distribuidora de Fitas Ltda., the judge revoked the preliminary injunction on July 25, 2007. On the same date, the judge decided that our Brazilian subsidiary was not responsible for alleged intellectual property rights infringed by its users. The plaintiffs may present an appeal to that decision.

On August 20, 2007 Sette Informações Educacionais Ltda. or Sette. sued our Brazilian subsidiary alleging that the Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Sette’s courses through the Brazilian web site. Sette seeks an injunction, fines, and compensatory and statutory damages. We will present our defense within the next weeks. We believe that we have meritorious defenses, and we intend to defend this action.

During 2007 up to date, the Company’s Brazilian subsidiary was also demanded in 24 other cases in Brazilian ordinary courts and 385 new cases in consumer courts.

Other contingencies

As of June 30, 2007 the Company had reserved $183,577 against some tax contingencies identified in some of its subsidiaries.

Operating Leases

The Company has leases for office space in the various countries it operates in. Total rental expense amounted to approximately $235,964 and $103,150 for the three-month periods ended June 30, 2007 and 2006, respectively. Total rental expense amounted to approximately $404,577 and $206,760 for the six-month periods ended June 30, 2007 and 2006, respectively.

Mercadolibre Inc.

Notes to Consolidated Financial Statements (unaudited)

8.	Commitments and Contingencies (Continued)

Operating Leases (Continued)

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

2007 (remaining six months)	$553,027
2008	435,952
2009	73,599

$1,062,578

Employment Contracts

Certain executive employees are employed under contracts which provide for annual base salaries aggregating to approximately $1,210,000 per year, a performance based bonus, and some fringe benefits. The employment contracts automatically renew annually, if not previously cancelled. All these contracts include clauses which in the event of employment termination without proper reason, require payment of full wages for one year after employment termination.

9.	Initial Public Offering

In August 2007, the Company successfully completed its registration process with the United States Securities and Exchange Commission (“SEC”) through which 16,077,185 shares of common stock were sold to J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated at $18.00 per share less an underwriting discount of 4.5%. Out of that total, 2,608,696 shares of common stock were sold by the Company and 13,468,489 were sold by stockholders.

Also, the Company and certain stockholders of the Company have granted to the Underwriters an option, exercisable for 30 days from August 9, 2007, to purchase up to 2,411,577 additional shares at the public offering price less the underwriting discount. Such option was exercised on August 13, 2007 for all the shares available, and out of that total, 391,304 shares were sold by the Company and 2,020,273 were sold by stockholders.

The net proceeds of the Initial Public Offering totaled $49.6 million after deducting the underwriting discount and estimated offering expenses payable by the Company. These proceeds have been used to repay a $9.5 million outstanding loan with eBay and the remainder will be used for general corporate purposes.

*     *     *     *

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements regarding our future performance made in this report are forward-looking statements. Forward-looking statements may relate to such matters as continued growth of online commerce and Internet usage in Latin America; our ability to expand our operations and adapt to rapidly changing technologies; government regulation; litigation and legal liability; systems interruptions or failures; our ability to attract and retain qualified personnel; consumer trends; security breaches and illegal uses of our services; competition; reliance on third-party service providers; enforcement of intellectual property rights; our ability to attract new customers, retain existing customers and increase revenues; seasonal fluctuations; and political, social and economic conditions in Latin America.

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in Item 1A. “Risk Factors” of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and our Unaudited Condensed Consolidated Financial Statements and related notes in Item 1 of Part I of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material, that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “company”) hosts the largest online trading platform in Latin America focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms to buy, sell, pay for and collect on e-commerce transactions effectively and efficiently. With a market of over 550 million people and a region with one of the fastest-growing Internet penetration rates, we provide buyers and sellers with a robust online trading environment that fosters the development of a large and growing e-commerce community. We offer a technological and commercial solution that seeks to address the distinctive cultural and geographic challenges of operating an online trading platform in Latin America.

In August 2007, we successfully completed our initial public offering through which 16,077,185 shares of common stock were sold to buyers at $18.00 per share less an underwriting discount of 4.5%. Out of that total, 2,608,696 shares of common stock were sold by us and 13,468,489 were sold by stockholders.

Also, we along with certain stockholders granted to the Underwriters an option, exercisable for 30 days from August 9, 2007, to purchase up to 2,411,577 additional shares at the public offering price less the underwriting discount. The option was exercised in full, and out of that total, and additional 391,304 shares were sold by us and 2,020,273 were sold by the selling stockholders.

The net proceeds of our initial public offering totaled $49.6 million after deducting the underwriting discount and estimated offering expenses payable by us. These proceeds have been used to repay a $9.5 million outstanding loan with eBay and the remainder will be used for general corporate purposes.

We operate in several reporting segments: the MercadoLibre marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela). The MercadoPago segment includes our regional payments platform consisting of our MercadoPago business.

We offer our users two principal services:

•

The MercadoLibre marketplace: The MercadoLibre marketplace is a fully-automated, topically-arranged and user-friendly online trading service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified advertisements, our registered users can also list and purchase motor vehicles, vessels, aircraft, real estate and services. Any Internet user can browse through the various products and services that are listed on our website and register with MercadoLibre to list, bid for and purchase items and services.

•

The MercadoPago online payments solution: To complement the MercadoLibre marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions on the MercadoLibre marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online.

Principal trends

Growth in net revenue over comparable periods from year to year

Since inception, we have consistently generated revenue growth from our MercadoLibre marketplace and from MercadoPago, driven by the strong growth of our key operational metrics. Our growth in net revenues for the three-months ending June 30, 2007, as compared to the same period for 2006, was 49.1 % and 81.5% for the MercadoLibre marketplace and MercadoPago payments platform respectively. Growth in net revenues for the six-month period ended June 30, 2007 compared to the same period in 2006 was 48.6% for MercadoLibre marketplace and 71.8% for the MercadoPago payments platform. As our business grows we expect the rate of increase, from year to year, of net revenues and the related operational metrics, to decline.

High but declining gross profit margins

Our business has generated sustained high gross profit margins over time, defined as total net revenues minus total costs of goods sold as a percentage of total net revenues, over time. These gross profit margins were 80.3% for 2004, 78.3% for 2005, and 76.8% for 2006. This variation is attributable to the lower gross profit margins of our MercadoPago business, which for 2005, 2006 and the for the six-month period ended June 30, 2007 experienced a faster rate of increase than our MercadoLibre marketplace business. Based on these past trends, we expect that cost of net revenues could continue to increase as a percentage of net revenues as revenues related to MercadoPago grow faster relative to MercadoLibre marketplace revenues. However, we may be able to partly offset this increase in costs with increased economies of scale in customer service, ISP connectivity and site operations, as well as improved economic terms obtained from payment processors, as it was the case in the three-month period ended June 30, 2007, in which gross profit margins improved to 78.5% from 77.8% for the same period in 2006, even though net revenues from MercadoPago for these periods as a percentage of net revenues increased from 12.8% to 15.2%. If we are able to continue doing so successfully, we should sustain high consolidated gross profit margins.

Improving operating income margins

We have generated and expect to continue to generate economies of scale in operating expenses. For the three and six month periods ending on June 30, 2007 operating expenses increased at a lower rate than our net revenues. For the three-months ended June 30, our operating income margins, defined as income from operations as a percentage of net revenues, has improved from 11.6% for 2006, to 24.9% for 2007, mostly driven by the impact of these economies of scale. For the six-month period ending on June 30, 2007 income from operations as a percentage of net revenues was 21.6%, an improvement from the 9.5% reported for the same period during 2006. We anticipate that our operating cost structure will continue to grow in absolute terms, but at a slower rate than net revenues, leading to improving operating margins.

Description of line items

Net revenues

We recognize revenues in each of our reporting segments. The MercadoLibre marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela). The MercadoPago segment includes our regional payments platform consisting of our MercadoPago business.

We generate revenues from the MercadoLibre marketplace segments from:

•	listing fees;

•	optional feature fees;

•	final value fees; and

•	online advertising.

We generate revenues from our MercadoPago payments segment by charging buyers that use MercadoPago an average commission that during the six-month period ended June 30, 2007 was of approximately 8.9% of the sales price of a listed item, which we recognize once the transaction is completed.

Our MercadoLibre marketplace is available in 12 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and MercadoPago is available in four countries (Argentina, Brazil, Mexico and Venezuela). The functional currency in each country’s operations is the local currency. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 5.9% of net revenues for the three-month period ended June 30, 2007 and 5.8% of net revenues for the six-month period ended June 30, 2007 .

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, and hosting and site operations fees.

Product and technology development

Our product and technology development related expenses consist primarily of depreciation and amortization costs related to product and technology development, compensation for our engineering and web-development staff, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to our company.

Sales and marketing

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, the salaries of employees involved in these activities, public relations costs, promotional activities for our users and depreciation and amortization costs.

We carry out the vast majority of our marketing efforts on the Internet, where we invest in agreements with portals, search engines and other sites which seek to attract Internet users to the MercadoLibre marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we invest a portion of our marketing budget on cable television advertising, in order to improve our brand awareness and to complement our online efforts.

We also work intensively on attracting, developing and growing sellers through our supply efforts. We have dedicated professionals in most of our operations that work with sellers, through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.

General and administrative

Our general and administrative expenses consist primarily of salaries for management and administrative staff, fees and expenses for legal, accounting and other professional services, office space, travel and business expenses, as well as depreciation and amortization costs. General and administrative expenses include the costs of the following areas of our company: general management, finance, administration, accounting, legal and human resources.

Other income (expenses)

Other income (expenses) consists of interest expense and other financial charges, interest income derived primarily from our short-term investments and cash equivalents, foreign currency gains or losses, the effect of changes in the fair value of outstanding warrants, and other non-operating results.

Income / asset tax

We are subject to federal and state taxes in the United States, as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes and asset taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change during the period in our deferred tax assets and liabilities.

Critical accounting policies and estimates

The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development, selection and disclosure of these estimates with our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our consolidated financial statements and other disclosures filed in with this prospectus.

Impairment of long-lived assets and goodwill

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill is reviewed at least annually for impairment. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods.

We believe that the accounting estimate related to impairment of long lived assets and goodwill is a critical accounting estimate because it is highly susceptible to change from period to period because: (1) it requires management to make assumptions about future interest rates, sales and costs; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income would be material. Management’s assumptions about future sales and future costs require significant judgment.

Provision for doubtful accounts

We are exposed to losses due to uncollectable accounts and credits to sellers. Provisions for these items represent our estimate of future losses based on our historical experience. Historically, our actual losses have been consistent with our charges. However, future changes in trends could result in a material impact to future consolidated statements of income and cash flows.

Legal contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our consolidated statement of income. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings that we believe we have meritorious defenses for, and will accordingly defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of the deferred tax asset will not be realized, we establish a valuation allowance. At June 30, 2007, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income.

Results of operations for the three-month period ended June 30, 2007 compared to three-month period ended June 30, 2006 and the six-month period ended June 30, 2007 compared to the six-month period ended June 30 2006.

The selected financial data for the three- and six- month periods ended June 30, 2007 and 2006 have been derived from our unaudited condensed consolidated financial statements included elsewhere in this filing. These statements include all normal recurring adjustments that management believes are necessary to fairly present our financial position, operation results and cash flows. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 of for any other period.

Statement of operations data

(In millions)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Net revenues	$35.4	$23.4	$19.0	$12.4
Cost of net revenues	(7.6)	(5.3)	(4.1)	(2.7)

Gross profit	27.8	18.1	14.9	9.6
Operating expenses:
Product and technology development	(2.0)	(1.5)	(1.0)	(0.8)
Sales and marketing	(12.6)	(10.6)	(6.3)	(5.5)
General and administrative	(5.5)	(3.8)	(2.8)	(1.9)

Total operating expenses	(20.1)	(15.9)	(10.2)	(8.2)

Income from operations	7.6	2.2	4.7	1.4

Other income (expenses):
Interest income	0.5	0.1	0.4	0.1
Interest expense and other financial charges	(0.8)	(0.8)	(0.4)	(0.4)
Foreign currency loss	(1.0)	(0.1)	(0.6)	(0.2)
Other expenses, net	(2.0)	(1.1)	(1.8)	(1.0)

Net income (loss) before income / asset tax expense	4.3	0.3	2.4	(0.1)

Income / asset tax expense	(2.7)	(1.2)	(1.8)	(0.8)

Net income (loss)	$1.6	$(0.8)	$0.6	$(0.9)

Accretion of preferred stock	(0.2)	(0.2)	(0.1)	(0.1)

Net income / (loss) available to common shareholders	$1.3	$(1.1)	$0.5	$(1.0)

Other data

(In millions)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Gross merchandise volume	$655.6	$462.8	$343.0	$244.8

Total payment volume	$57.6	$35.6	$31.0	$19.1

New confirmed registered users	3.4	2.7	1.8	1.4

Confirmed registered users at end of period	21.6	14.9	21.6	14.9

Successful items sold	8.2	6.0	4.2	3.2

Capital expenditures	$2.0	$1.5	$1.4	$0.8

Depreciation and amortization	$1.1	$1.0	$0.6	$0.5

Net revenues

Net revenues were $19.0 million for the three-month period ended June 30, 2007, an increase of $6.6 million, or 53.2%, from net revenues of $12.4 million for the same period in 2006. This increase was attributable to a 49.1% increase in revenues derived from our MercadoLibre marketplace, from $10.8 million for the three-month period ended June 30, 2006 to $16.1 million for the same period in 2007, and to a 81.5% increase in revenues derived from MercadoPago, from $1.6 million to $2.9 million for the same periods.

Growth in MercadoLibre marketplace revenues resulted principally from a 40.0% increase in the gross merchandise volume transacted through our platform. The growth in MercadoPago revenues resulted principally from a 62.6% increase in the total payments completed on our MercadoPago payments platform.

Net revenues for the six-month period ending June 30, 2007 where $35.4 million, a $12.1 million, or 51.6%, increase over the same six month period of the previous year. This growth was the result of 48.6% growth in the MercadoLibre marketplace revenues, from $20.4 million for the first six months of 2006 to $30.3 million for the same period in 2007, and a 71.8% growth in MercadoPago revenues, from $3.0 million to $5.2 million over the same comparables periods.

Growth in the MercadoLibre marketplace was attributed primarily to gross merchandise volume growth of 41.7% for the six-month period ending on June 30, 2007. Growth in MercadoPago was attributable to a 62.0% in total payments volume for that same period.

On a segment basis, during the three-month period ending June 30, 2007 net revenue growth of $6.6 million compared to the same period of 2006 was attributable to increases of $2.4 million, or 36.7% in our Marketplace in Brazil, $0.9 million, or 58.1% in our Marketplace in Argentina, $0.9 million, or 60.8% in our Marketplace in Mexico, $1.1 million or 87.2% from Marketplaces in all other countries and $1.3 million, or 81.5% from our MercadoPago payments platform.

For the six-month period ending June 30, 2007 revenue growth by segment compared to the same period for 2006 was attributable primarily to an increase of $4.3 million, or 34.5% in net revenues in our Marketplace Brazil, of $1.8 million, or 62.3% in our Marketplace in Argentina, $1.7 million, or 60.9% in our Marketplace in Mexico, a combined growth of $2.2 million or 90.6% for our Marketplaces in all other countries, and a $2.2 million, or 71.8% growth for MercadoPago.

Cost of net revenues

Cost of net revenues were $4.1 million and $7.6 million for the three-month and six-month periods ended June 30, 2007 respectively, an increase of 48.1% and 45.2% from cost of net revenues for the same periods in 2006. Cost of net revenues improved to 21.5% of net revenues for the three-month period ended June 30, 2007 from 22.2% for the same period in 2006, and to 21.6% of net revenues for the first six-months of 2007 from 22.5% for the first six-months of 2006.

These increases were primarily attributable to additional billing and collections costs, customer support expenditures and sales taxes. Billing and collections fees increased by $0.4 million, or 42.5% for the three-month period ended June 30, 2007 compared to the same period in 2006, and by $0.7 million, or 35.1%, for the first six-month of 2007 compared to 2006. Expenditures in our in-house customer support operations grew in the amount of $0.4 million, an increase of 56.7% compared to the three-month period ended June 30, 2006, and increased by $0.8 million, or 63.5%, compared to the six-month period ended June 30, 2006, as we invested in improved service, initiatives to combat fraud, illegal items and fee evasion. Additionally, taxes on our net revenues increased by $0.4 million, or 63.2%, and $0.7 million, or 53.8%, for the three and six month periods ended June 30, 2007, respectively, compared to the same period for 2006.

Product and technology development

Product and technology development expenses were $1.0 million for the three-month period ended June 30, 2007, an increase of $0.3 million, or 34.7%, from $0.8 million for the same period in 2006. For the six-month period ended June 30, 2007 these expenses were $2.0 million, representing an increase of $0.5 million, or 36.3%, over the same period for 2006. Product and technology development expenses as a percentage of net revenues improved to 5.4% for the three-month periods ended June 30, 2007 from 6.2% of net revenues for the same period for 2006, and to 5.7% of net revenues for the six-months ended June 30, 2007, from 6.3% for the same period for 2006.

The growth in product and technology development expenses during the three and six month period ended June 30, 2007 was primarily attributable to an increase in compensation costs of 70.9% and 70.7% for the three and six month periods respectively over the same periods for 2006. These added compensation expenses where primarily for additional engineers to implement planned upgrades and new features to our platform as we launched a new development center in the San Luis province of Argentina, as well as increased compensation to retain staff.

Sales and marketing

Sales and marketing expenses were $6.3 million for the three-month period ended June 30, 2007, an increase of $0.8 million, or 14.4%, from $5.5 million over the same period in 2006. For the six-month period ended June 30, 2007 sales and marketing expenses were $12.6 million, an increase of $2.1 million, or 19.4%, over the same period for 2006. Sales and marketing expenses represented 33.4% of our net revenues for the three-month period ended June 30, 2007 and 35.7% of net revenues for the six-month period ended June 30, 2007, down from 44.7% and 45.3% for the same three and six month periods in 2006.

The growth in sales and marketing expenses resulted primarily from our increased expenditures in online advertising programs in the amount of $0.6 million, a 22.7% increase over the three-month period ended June 30, 2006 and of $1.6 million, a 30.1% over the six-month period ended June 30, 2007. Online advertising represented 17.9% and 19.0% of our net revenues in the three and six month period ended June 30, 2007 respectively, down from 22.4% and 22.2% for the same periods in 2006. Bad debt charges decreased by 2.7% for the three-month period ended June 30, 2007 when compared to the same period one year earlier, and increased by 5.6% for the first half of 2007 when compared to the first half of 2006. Sales and marketing expenses also grew from 2006 to 2007 due to an increase in compensation costs in the amount of $0.1 million, or 19.8%, for the three-month period ended June 30, 2007 and $0.2 million, or 20.4% for the six-month period ended June 30 2007, driven by additional headcount and higher salaries to retain talent.

General and administrative

Our general and administrative expenses were $2.8 million for the three-month period ended June 30, 2007, an increase of $0.9 million, or 48.0%, over the same period for 2006, and $5.5 million for the six-month period ended June 20, 2007, an increase of $1.7 million, or 43.5%, over the same period during 2006. As a percentage of net revenues, our general and administrative expenses were 14.8% for the three-month period ended June 30, 2007 an improvement over the 15.3% for the same period in 2006, and 15.5% for the first half of 2007 compared to 16.4% for the first half of 2006.

The major component that drove growth in general and administrative expenses over the comparable periods for the previous year was $0.3 million in increased compensation costs during the three-month period ended June 30, 2007, a 31.4% rate of growth, and a $0.7 million increase in compensation costs, or a 34.8% rate of growth, during the six-month period ended June 30, 2007. These added compensation costs primarily went to hire additional employees to support our growing business and higher salaries to retain talent. Additionally, outside service fees grew $0.4 million, or 95.5%, for the three-month period ended June 30, 2007 when compared to the same period during 2006, and $0.5 million, or 54.4%, for the first half of 2007 when compared to the first half of 2006 as we prepared for our initial public offering.

Other income (expenses)

Our other expenses were $2.3 million for the three-month period ended June 30, 2007, an increase of $0.8 million from other expenses of $1.6 million for the same period in 2006, and $3.4 million for the six-month period ended June 30, 2007, an increase of $1.5 million from $1.9 million during the same period for 2006. The increase during the three-month period ended June 30, 2007 was primarily a result of an increase of $1.0 million in expenses accrued to account for the increase in the fair value of warrants and a $0.4 million increase in foreign currency loss, partially offset by a $0.4 million increase in interest income. For the six-month period ended June 30, 2007 the increase in other income (expenses) was also primarily attributable to an increase of $1.2 million in expenses accrued to account for the increase in the fair value of warrants, and a $0.9 million increase in foreign currency loss, partially offset by a $0.4 million increase in interest income.

Income and asset tax

Our reported income and asset tax expense for the three-month period ended June 30, 2007 was $1.8 million compared to a reported tax expense of $0.8 million for the same period in 2006. For the six-month period ended June 30, 2007 reported tax expense was $2.7 million compared to $1.2 million for the same period in 2006, an increase of $1.6 million, or 134.4%. Our effective tax rate as a percentage of income before income and asset tax was 75.5% for the three-month period ended June 30, 2007 and 63.1% for the six-month period ended June 30, 2007.

Liquidity and capital resources

Our main cash requirements are capital expenditures relating to technology infrastructure and software applications. The significant components of our working capital are cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses, and funds receivable from and payable to MercadoPago users. At June 30, 2007, our principal source of liquidity was $16.2 million of cash, cash equivalents and short-term investments, as well as cash generated from our operations. We believe that these sources of cash, the proceeds raised during our initial public offering and the cash to be generated from future operations will be sufficient to cover current and anticipated capital expenditures and working capital needs.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six month period ended June 30, 2007:

(In millions)	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$5.4	$1.7
Investing activities	$(4.0)	$(1.9)
Financing activities	$0.0	$0.0
Effect of exchange rates on cash and cash equivalents	$0.6	$0.2

Net increase (decrease) in cash and cash equivalents	$2.0	$(0.0)

Net cash provided by (used in) operating activities

Our annual cash provided by operating activities was greater than net income for the six-month period ending June 30, 2007 due primarily to non-cash charges to earnings such as changes in fair value of warrants, depreciation and amortization on our assets and deferred income taxes. Net cash from operating activities was $5.4 million for the six-month period ended June 30, 2007 as compared to $1.7 million for the same period during 2006. This improvement was primarily a result of increased net income, increased non cash changes to earnings and positive changes in our working capital accounts.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $4.0 million for the six-months ended June 30, 2007 compared to $1.9 million during the same period for 2006. Net cash used in investing activities resulted primarily from purchases of investments with our cash and cash equivalents, as part of our financial investment strategy.

Purchases of investments accounted for $7.4 million of cash used in investing activities during the six-month period ended June 30, 2007, and for only $0.5 million during the same period in 2006. This consumption of cash was partially offset during the first half of 2007 by proceeds from the sale of investments for $5.3 million, whereas during the same period during 2006 no proceeds were generated from the sale of investments. Net cash from investing activities was also affected by capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment, in the amounts of $2.0 million for the first half of 2007, as compared to $1.5 million for the same period of 2006.

Net cash provided by financing activities

We had no material cash from financing activities during the six-month periods ended June 30, 2007 nor for the same period during 2006.

Debt

We financed the acquisition of DeRemate, Inc. with a loan from eBay, Inc., one of our stockholders, in the amount of $12.0 million, secured by our assets, including equity interests we have acquired in DeRemate, Inc. The loan bears an interest rate of 7% per year, payable in November of each year. The loan matures on the earlier of November 10, 2010 or an issuance of securities. At June 30, 2007, approximately $9.4 million of principal of and interest on the loan remained outstanding. We repaid this loan with a portion of the net proceeds of our initial public offering.

We do not have any current plans to incur any material debt in the future.

Capital expenditures

Our expenditures in property and equipment consist primarily of purchases of hardware and software licenses necessary to maintain and update the technology of our platform, and to a lesser degree office equipment. These expenditures of $2.0 million for the first half of 2007, as compared to $1.5 million for the same period of 2006.

We believe that our existing cash and cash equivalents, the net proceeds from our initial public offering and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and other obligations going forward.

Off-balance sheet arrangements

At June 30, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.

Recent accounting pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently analyzing the impact that the adoption of SFAS 157 will have on the Company’s condensed consolidated financial statements.

Fair value for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently analyzing the impact that the adoption of SFAS 159 will have on the Company’s condensed consolidated financial statements.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at June 30, 2007 are as follows:

(In millions)	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$9.4	$0.4	—	$9.0	—
Operating lease obligations (2)	1.1	0.8	0.3	—	—
Purchase obligations	5.4	5.3	0.2	—	—
Other long-term liabilities reflected on our balance sheet under GAAP (3)	3.7	3.7	—	—	—
Total	$19.6	$10.2	$0.5	$9.0	—

(1)	Includes amounts outstanding under our loan agreement with eBay. Principal of $9.0 million is due on November 10, 2010, or upon this offering, whichever happens earlier. Interest of $0.4 million is due in 2007. We expect to repay the aggregate outstanding principal amount of the loan and accrued interest with the net proceeds of this offering.
(2)	Includes leases of office space.
(3)	Includes warrants issued in connection with our convertible debt incurred in the year 2000.

Other than the loan from eBay, we do not have any further long-term debt obligations. We have leases for office space in certain countries where we operate. These are our only operating leases. Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

Item 3 – Qualitative and quantitative disclosure about market risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian real due to Brazil’s share of our revenues, may affect the value of our financial assets and liabilities.

Foreign currencies

At June 30, 2007, $9.4 million of our outstanding debt was denominated in U.S. dollars. In addition, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all our operations. Our subsidiaries also incur most of their expenses in local currency. As a result, our subsidiaries use local currency as their functional currency. At June 30, 2007, the total cash and cash equivalents denominated in these foreign currencies totaled $4.6 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $13.3 million. To manage exchange rate risk, our treasury policy is that we transfer all cash and cash equivalents of our subsidiaries in excess of working capital requirements into dollar-denominated accounts in the United States. At June 30, 2007, these dollar-denominated cash and cash equivalents totaled $4.5 million. If the U.S. dollar weakens against foreign currencies, as occurred in many countries where we operate in the recent past, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies. During the six-month period ending June 30, 2007, 57.8% of our revenues were denominated in Brazilian reais, 14.8% in Argentine pesos and 13.9% in Mexican pesos. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive and during the six-month period ending June 30, 2007 we did not enter in any such hedging transactions.

The following table summarizes the distribution of net revenues based on geography:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Brazil	$20.5	$14.4	$11.1	$7.6
Argentina	5.2	3.3	2.8	1.8
Mexico	4.9	3.2	2.5	1.6
Other countries	4.8	2.5	2.5	1.4

Total net revenues	$35.4	$23.4	$19.0	$12.4

We have estimated that the impact of exchange rate fluctuations on our results of operations for the three-month period ended June 30, 2007 when compared to the same period for 2006 resulted in lower net revenues of approximately $1.2 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $0.8 million. This calculation was made taking the average monthly exchange rates for each month in the second quarter of 2006 and applying them to the corresponding months in 2007.

Interest

Our earnings are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from discounting our MercadoPago receivables. Interest fluctuations could also negatively affect certain floating rate investments that we hold. The loan that we borrowed from eBay was at a fixed rate loan, and was thus not affected by interest rate fluctuations. At June 30, 2007, MercadoPago funds receivable from customers totaled approximately $11.2 million and we had no investments in variable interest rate instruments. We believe that given this financial position the overall direct impact of significant interest rate variances would not be material and would not cause major disruptions to our operations.

Item 4 – Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities and Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

General

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, are time consuming, can result in costly litigation, require significant amounts of management time, and can result in the diversion of significant operational resources.

At June 30, 2007, our total provisions for proceeding-related contingencies were approximately $0.5 million for approximately 290 legal actions against us where a loss is probable. We do not reserve provisions for possible and remote losses.

At June 30, 2007, we had 100 cases in litigation against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, at June 30, 2007 our Brazilian subsidiary had more than 1,030 cases still in litigation in consumer courts, where a lawyer is not required. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

We do not believe that any single pending lawsuit or administrative proceeding, if adversely decided, would have a material adverse effect on our financial condition or results of operations, except for the proceedings described below. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We cannot assure you that we will succeed in defending against any of the following claims and, in each case, if we were required to pay all or a part of the amounts asserted, it could have a material adverse effect on our results of operations and financial condition.

Litigation

On March 28, 2003, Qix Skateboards Indústria e Comércio Ltda., or Qix, sued MercadoLivre.com Atividades de Internet Ltda., our Brazilian subsidiary, in the 3rd Civil Court, County of Novo Hamburgo, State of Rio Grande do Sul, Brazil. Qix alleged that our Brazilian subsidiary was infringing Qix’s trademarks as a result of users selling allegedly counterfeit Qix shoes through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Qix sought an order enjoining the sale of Qix-branded shoes on the MercadoLibre marketplace with a $50,000 daily non-compliance penalty. An injunction was granted to prohibit the offer of Qix products on our platform, but the penalty was established at $500. We appealed the decision, but the injunction was not lifted. To date, we have not received the summons for the original action because we filed an appeal challenging the jurisdiction of the court, which appeal is still pending.

On November 5, 2003, Editora COC Empreendimentos Culturais Ltda., or Editora COC, sued our Brazilian subsidiary in the 3rd Civil Court of the County of Bauru, State of São Paulo, Brazil. Editora COC alleged that our Brazilian subsidiary and an identified user were both infringing Editora COC’s trademarks as a result of our users selling allegedly pirate copies of Editora’s COC CD-ROMs through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96) and the Brazilian Copyright Law (Law 9,610/98). Editora COC sought an order for the search and seizure of products held by the user and enjoining the sale of Editora COC-branded products on our platform. An injunction was granted to prohibit the offer of Editora COC’s products on our platform. In 2005, the court ruled against us and held that we had to pay $3,000 and our co-defendant had to pay $900 in moral damages, plus an amount of material damages to be defined at judgment execution, plus attorneys’ fees in the amount of 10% of the total damages paid by each defendant. We have appealed the ruling to the relevant court of appeals.

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. We appealed the decision, but the preliminary injunction was not lifted. On August 16, 2007 we presented another appeal to the Superior Court of Justice, in Brasilia. Vintage filed an action requesting a permanent injunction on May 12, 2006, alleging the same facts as alleged in the preliminary injunction request. In September of 2006, a fine of approximately $157,000 was imposed on these Brazilian subsidiaries due to the alleged non-compliance of the preliminary injunction. We filed an appeal to the fine and requested its suspension pending a final adjudication on the merits. In October of 2006, the fine was suspended and on January 23, 2007, the fine was declared null and void. However, because our appeal of the preliminary injunction failed, in March of 2007, Vintage presented new petitions alleging non-compliance of the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against us, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 13, 2006. On July 4, 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When we are officially notified of the amount of the fine, we will present a new appeal against the application of the fine. On July 18, 2007 the judge set a conciliatory hearing for August 1, 2007. We attended the hearing but could not reach an agreement.

On April 6, 2006, Fallms Distribuição de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued our Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that our Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of our web site and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on our platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies. We were summoned in March of 2007 and presented our defense on March 14, 2007. In June of

2007, Fallms filed a petition to increase the fine imposed in the preliminary injunction, from approximately $200, to approximately $530 per day of noncompliance, based on alleged non-compliance by our Brazilian subsidiary. On July 2, 2007, we presented a petition requesting the judge to revoke the preliminary injunction. On July 25, 2007 the judge revoked the preliminary injunction. On the same date, the judge decided that (i) our Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs may present an appeal to that decision.

On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued our Brazilian subsidiary in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on our platform, and as such our Brazilian subsidiary is infringing her intellectual and property rights. Xuxa seeks an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers of copies of this CD and movie was granted to Xuxa. We appealed the injunction on July 2, 2007 and presented our defense on July 6, 2007.

On June 11, 2007, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda., or Praetorium, sued our Brazilian subsidiary in the 4th Civil Court of the County of Belo Horizonte, State of Minas Gerais, Brazil. Praetorium alleged that our Brazilian subsidiary was infringing Praetorium’s copyrights as a result of our users selling allegedly counterfeit copies of Praetorium’s courses through the Brazilian page of our website. Praetorium seeks an injunction, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers containing the name of Praetorium was granted to Praetorium on July 11, giving us hours to comply. In addition to the preliminary injunction, a fine of approximately $5,300 per day of noncompliance was imposed up to a maximum of approximately $131,000 and a fine of approximately $530 was also imposed for each new product posted after July 13 containing the name of Praetorium and listed in the Brazilian page of our website. On August 3, 2007, we appealed the preliminary injunction to the State Court of Minas Gerais and presented our defense on August 8, 2007.

On August 20, 2007 Sette Informações Educacionais Ltda. or Sette. sued our Brazilian subsidiary in the 4th Civil Court of the County of Recife, State of Pernambuco, Brazil. Sette alleged that our Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Sette’s courses through the Brazilian website. Sette seeks an injunction, fines, and compensatory and statutory damages. We expect to present our defense within the next few weeks.

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Risk Factors—Risks Related to our Business—We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre marketplace.”

Tax Claim

On September 13, 2007 we paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 in fines, related to our Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. We had reserved approximately $1.1 million against these taxes as of June 30, 2007. Sao Paulo tax authorities have also asserted taxes and fines against us relating to the period 2005-2007 in an approximate additional amount of $5.9 million. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period.

Trademark Action

We filed our first three applications to register the name “MercadoLivre” in Brazil with the Instituto Nacional da Propriedade Industrial (the National Institute of Industrial Property, or INPI) on October 7, 1999. Editora Livre Mercado Ltda., a publishing company, challenged these three applications based on their trademark “Livre Mercado,” a trade magazine. These challenges are currently pending with INPI. In addition to these processes, Agência Folha de Notícias Ltda., a news company, filed an application to register the name “MercadoLivre” on October 7, 1999, a few hours before we filed our application. We challenged that application. However, we cannot assure you that we will succeed in obtaining these trademarks or in our challenges to existing or future applications by other parties. If we are not successful, we could face claims by any future trademark owners. Any past or future claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. We may also have to modify our brand name in Brazil (or other jurisdictions) if any successful demands against us are too expensive. Any of these circumstances could adversely affect our business, results of operations and financial condition.

Item – 1A Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. As a result, the market price for our common stock could decline. In connection with the forward looking statements that appear elsewhere in this report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Regarding Forward Looking Statements.”

The market for the sale of goods over the Internet is developing in Latin America, and our business depends on the continued growth of online commerce, and the availability and suitability of the Internet in Latin America.

The market for the sale of goods over the Internet is a new and emerging market in Latin America. Our future revenues depend substantially on Latin American consumers’ widespread acceptance and use of the Internet as a way to conduct commerce. Rapid growth in the use of and interest in the Internet (particularly as a way to conduct commerce) is a recent phenomenon, and we cannot assure you that this acceptance and use will continue to exist or develop. For us to grow our user base successfully, consumers who have historically used traditional means of commerce to purchase goods must accept and use new ways of conducting business and exchanging information. Furthermore, the price of personal computers and Internet access may limit our potential growth in countries with low levels of Internet penetration and/or high levels of poverty.

In addition, the Internet may not be commercially viable in Latin America in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. We cannot assure you that the infrastructure for the Internet will be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements. In addition, the Internet could lose its viability due to delays in telecommunications technological developments, or due to increased government regulation. If telecommunications services change or are not sufficiently available to support the Internet, response times would be slower, which would adversely affect use of the Internet and our service in particular.

Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner, and on the continued market acceptance of our products and services.

We plan to expand our operations by developing and promoting new and complementary services. We cannot assure you that we will be able to expand our operations in a cost-effective or timely manner or that any of our expansion efforts would have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by consumers could damage our reputation and diminish the value of our brand name. To expand our operations we will also need to spend significant amounts in development, operations and other resources, and we would place strain on our management, financial and operational resources. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

Internet regulation in the countries where we operate is scarce, and several legal issues related to the Internet are uncertain. We are subject to a number of other laws and regulations, and governments may enact laws or regulations which could adversely affect our business.

Unlike the United States, none of the countries where we operate have specific laws governing the liability of Internet service providers, such as ourselves, for fraud, intellectual property infringement, other illegal activities committed by individual users or third-party infringing content hosted on a provider’s servers. This legal uncertainty allows for different judges or courts to decide very similar claims in different ways and establish contradictory jurisprudence. Certain judges may decide that Internet service providers are liable to an intellectual property owner for a user’s sale of counterfeit items using our platform, while others may decide that the responsibility lies solely with the offending user. This legal uncertainty allows for rulings against us and could set adverse precedents, which individually or in the aggregate could have a material adverse effect on our business, results of operation and financial condition. In addition, legal uncertainty may negatively affect our clients’ perception and use of our services.

We are not currently subject to direct government regulation in most of the countries where we operate, other than those regulations applicable to businesses in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The majority of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations are adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including imposition of value added or sales taxes collection obligations), advertising, intellectual property rights, consumer protection and information security. If these laws are enacted they may have negative effects on our business, results of operation and financial condition.

As our activities and the types of goods listed on our website grow, regulatory agencies or courts may argue or rule that we or our users must either obtain licenses or not be allowed to conduct business in their jurisdiction, either with respect to our services in general or only relating to certain items, such as auctions, real estate and motor vehicles. For example, numerous jurisdictions, including Brazil and Argentina, have regulations regarding “auctions” and “auctioneers” and the handling of property by “secondhand dealers” or “pawnbrokers.” Attempted enforcement of these laws against us or our users and other regulatory and licensing claims could result in expensive litigation or could require us to change the way we or our users do business. Any changes in our or our users’ business methods could increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

In addition, because our services are accessible worldwide and we facilitate sales of goods to users worldwide, other foreign jurisdictions may claim that we are required to comply with their laws. As we expand and localize our international activities, we have to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the Latin American jurisdictions where we operate may be more restrictive to us than those in Latin America. In order to comply with these laws we may have to change our business practices or restrict our services. We could be subject to penalties ranging from criminal prosecution to bans on our services for failure to comply with foreign laws.

We are subject to laws relating to the use, storage and transfer of personally identifiable information about our users, especially financial information. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. If we violate these laws, which in many cases apply not only to third-party transactions but also to transfers of information among ourselves, our subsidiaries, and other parties with which we have commercial relations, we could be subject to significant penalties and negative publicity, which would adversely affect us.

Our business is an Internet platform for commercial transactions in which all commercial activity depends on our users and is therefore largely outside of our control.

Our business is dependent on Internet users listing and purchasing their items and services on our Internet platform. Therefore, we depend on the commercial activity, including both sales and purchases, that our users generate. We do not choose which items will be listed, nor do we make pricing or other decisions relating to the products and services bought and sold on our platform. Therefore, the principal drivers of our business are largely outside of our control, and we depend on the continued preference for our platform of millions of individual users.

We could face liability for the sale of regulated and prohibited items, unpaid items or undelivered purchases, and the sale of defective items.

Laws specifying the scope of liability of providers of online services for activities of their users through their service are currently unsettled in the Latin American countries where we operate. Even though we have implemented clear policies that are written into our terms of use that prohibit the sale of certain items on our platform and have implemented programs to monitor and exclude unlawful goods and services, we may be unable to prevent our users from exchanging unlawful goods or services or exchanging goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for the unlawful activities of these users.

More specifically, we are aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded on the MercadoLibre marketplace. As a consequence of these transactions, we have at times been subject to fines in Brazil for certain users’ sale of products that have not been approved by the government. We cannot assure that we will successfully avoid civil or criminal liability for unlawful activities that our users carry out through our service in the future. If we suffer potential liability for any unlawful activities of our users, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things, that we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

We believe that government and consumer protection agencies have received a substantial number of complaints about both the MercadoLibre marketplace and MercadoPago. We believe that these complaints are small as a percentage of our total transactions, but they could become large in aggregate numbers over time. In fact, various governmental regulatory agencies have already contacted us from time to time with questions about our operations and may continue to do so. If during these inquiries any of our processes are found to violate laws on consumer protection, or to constitute unfair business practices, we could be subject to an enforcement action, fines or penalties. Such actions or fines could require us to restructure our business processes in ways that would harm our business, and to incur substantial costs.

In addition, our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection program to buyers who meet certain conditions. Although the number of claims that we have paid through this program is not currently significant, and the average claimed transaction size is approximately $77 (excluding motor vehicles, vessels, aircraft and real estate), we may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them.

Any resulting litigation related to unpaid or undelivered purchases could be expensive for us, divert management’s attention and could result in increased costs of doing business. In addition, any negative publicity generated as a result of the fraudulent or deceptive conduct of our users could damage our reputation and diminish the value of our brand name.

We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre marketplace.

Even though we monitor listings on our websites, we are not able to detect every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items sold through the MercadoLibre marketplace infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work in coordination and cooperation with the intellectual property rights owners to eliminate allegedly infringing items listed in the MercadoLibre marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we suspend the account of any user who infringes third-party intellectual property rights. Despite all these measures, an allegation of infringement could result in litigation against us.

Specifically, allegations of infringement of intellectual property rights have already resulted in claims against us from time to time, including litigation in Brazil brought by Cartier International B.V., Montblanc Simplo Gmbh, Richemont International S.A., Puma Sports Ltda., Lacoste do Brasil Indústria e Comércio Ltda., Sporloisirs S.A., Qix Skateboards Indústria e Comércio Ltda, Vintage Denim Ltda., Editora COC Empreendimentos Culturais Ltda., Barros Fischer e Associados Ltda., Fallms Distribuição de Fitas Ltda. and 100% Nacional Distribuidora de Fitas Ltda. While we have been largely successful to date in settling existing claims by agreeing to monitor the brands and have not paid any damages, the current lack of laws regarding the Internet results in great uncertainty as to the outcome of any future claims. We continue to have outstanding litigation and, although we intend to defend each of these claims, we cannot assure you that we will be successful. This type of litigation is expensive for us, could result in damage awards or increased costs of doing business through adverse judgments or settlements, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs. Additionally, if the public perception were that counterfeit items are commonplace on our site, it could damage our reputation and our business.

It is also possible that third parties could bring claims against online services companies for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through their services. Other online services companies are facing several private lawsuits for this type of liability. As mentioned previously, the liability of online services companies for content hosted, information carried on or disseminated through their services is currently unclear in the Latin American countries where we operate. This could allow for claims being made against us by purportedly aggrieved third parties. For example, the MercadoLibre service contains a User Feedback feature, which includes reviews and ratings from users regarding the reliability of other users in paying or delivering goods sold in a transaction promptly. Although users generate all the feedback, it is possible that a party could bring a claim for defamation or other injury against us for content posted through the User Feedback feature. If we or other online services providers are held liable or potentially liable for information carried on or disseminated through our services, we may have to implement measures to reduce our exposure to this liability. Any measures we may need to implement may involve spending substantial resources and/or to discontinuing certain services. Any such costs that we incur as a result of liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition. In addition, attention to liability issues, lawsuits and legislative proposals could impact the growth of Internet use, and subsequently have a negative impact on our business results.

We have only recently achieved profitability in a new and rapidly evolving market, and we cannot assure you that we will continue to be profitable.

We were incorporated in Delaware in October of 1999 and commenced operations in Argentina in August of 1999, in Brazil in October of 1999, in Mexico in November of 1999 and in Uruguay in December of 1999. Our operations in the remaining Latin American countries where we operate have all been launched after January of 2000, including our launch in Costa Rica, Panama and the Dominican Republic as recently as December of 2006. Our net income and cash flow from operations were negative from the time we commenced operations in 1999 until 2004. Accordingly, we have a limited history of profits and positive cash flow operations on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, uncertainties, expenses and difficulties that companies in their early stages of development frequently encounter, particularly companies in new and rapidly evolving markets such as online commerce. Because our business has evolved rapidly and we have a limited operating history, and an even more limited history of profit and positive cash flow, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as indications of future performance.

Furthermore, as a result of our limited operating history, the emerging nature of the markets in which we compete, the increased variety of services offered on our website and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and substantially all of our net revenues for each quarter are derived from listing fees, optional feature fees, final value fees, commissions on MercadoPago payments and advertising that are earned during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

If we continue to grow, we may not be able to appropriately manage the increased size of our business.

We are currently experiencing a period of significant expansion and anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on management, and our operational and financial resources.

We must constantly add new hardware, update software, enhance and improve our billing and transaction systems, and add and train new engineering and other personnel to accommodate the increased use of our website and the new products and features we regularly introduce. This upgrade process is expensive, and the increasing complexity and enhancement of our website results in higher costs. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services and delays in reporting accurate financial information.

Our revenues depend on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our website would harm our business and our ability to collect revenue.

Furthermore, we may need to enter into relationships with various strategic partners, websites and other online service providers and other third parties necessary to our business. The increased complexity of managing multiple commercial relationships could lead to execution problems that can affect current and future revenues, and operating margins.

We cannot assure you that our current and planned systems, procedures and controls, personnel and third party relationships will be adequate to support our future operations. Our failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Our systems may fail or suffer interruptions due to human acts, technical problems, or natural disasters.

Our success, and in particular our ability to facilitate trades successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating the MercadoLibre marketplace and MercadoPago services is currently located at the facilities of the Savvis Datacenter in Sterling, Virginia, with a redundant database backup in Miami, Florida. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, computer viruses, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, and similar events. If our system suffers a major failure, it would take as much as several days to get the service running again because our Miami database is only a backup with very limited hardware. We also have no formal disaster recovery plan or alternative providers of hosting services and do not carry business interruption insurance to compensate us for losses that may occur. Despite any precautions we have taken and plan to take, if there is a natural disaster or major failure, a decision by our providers to close one of the facilities we use without adequate notice, or other unanticipated problem at the Virginia or Florida facilities, the services we provide could suffer interruptions. We currently have no plans to upgrade the Florida facility capabilities. Additionally, in the occurrence of such pronounced, frequent or persistent system failures, our reputation and name brand could be materially adversely affected.

We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.

A significant risk associated with online commerce and communications is the secure transmission of confidential information over public networks. Currently, a number of MercadoLibre users authorize us to bill their credit card accounts or debit their bank accounts directly, or use MercadoPago for all the transaction fees that we charge. We rely on encryption and authentication technology to provide the security and authentication technology to transmit confidential information securely, including customer credit card numbers and other account information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data. If our security were compromised, it could have a material adverse effect on our reputation. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations and financial condition.

We depend on key personnel, the loss of which could have a material adverse effect on us.

Our performance depends substantially on the continued services and on the performance of our senior management and other key personnel. Our ability to retain and motivate these and other officers and employees is fundamental to our performance.

Our ten most senior executive officers have been with us since 2000 or before, providing us with a stable and experienced management team. The loss of the services of any of these executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. We do not have employment agreements with any of our key technical personnel other than our senior executives (whose agreements are for an undetermined period and establish general employment terms and conditions) and maintain no “key person” life insurance policies. The option grants to most of our senior management and key employees are fully vested. Therefore, these employees may not have sufficient financial incentive to stay with us. Consequently we may have to incur costs to replace key employees who leave and our ability to execute our business model could be impaired if we cannot replace them in a timely manner.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for this personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate, train, retain, motivate and manage sufficiently qualified personnel.

Currently our revenues depend substantially on the listing, optional feature and final value fees we charge to sellers and may decrease if market conditions force us to lower such fees or if we fail to diversify our sources of revenue.

Currently our revenues depend primarily on listing, optional feature and final value fees that we charge to our sellers for listing and upon selling their items and services. Our platform depends upon providing access to a large market at a lower cost than other comparable alternatives. If market conditions force us to substantially lower our listing or final value fees or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be adversely affected.

MercadoPago is subject to similar market pressure on the commissions charged for provision of its service.

We are subject to consumer trends and can lose revenue if certain items become less popular.

We derive substantially all of our revenues from fees charged to sellers for listing products for sale on our service, fees charged to sellers who purchase optional features, fees from successfully completed transactions and fees for making payments through MercadoPago. Our future revenues will depend on continued demand for the types of goods that users list on the MercadoLibre marketplace. The popularity of certain categories of items, such as cellular telephones, other electronics, toys, clothing and sporting goods, among consumers may vary over time due to perceived availability, subjective value, and trends of consumers and society in general. A decline in the demand for or popularity of certain items sold through the MercadoLibre marketplace without an increase in demand for different items could reduce the overall volume of transactions on the MercadoLibre service, resulting in reduced revenues. In addition, certain consumer “fads” may temporarily inflate the volume of certain types of items listed on the MercadoLibre marketplace, placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.

The success of eBay and other e-commerce companies is not an indication of our future financial performance.

Several companies that operate e-commerce websites, such as eBay, have been successful and profitable in the past. However, we operate in a business environment that is different from eBay’s and other e-commerce companies operating outside of Latin America. These differences include the smaller size of the national markets, lower Internet adoption rates, lower confidence in remote payment mechanisms and less reliable postal and parcel services. Therefore, you should not interpret the success of any of these companies as indicative of our financial prospects.

We could be subject to liability and forced to change our MercadoPago business practices if we were found to be subject to or in violation of any laws or regulations governing banking, money transmission, or electronic funds transfers in any country where we operate.

A number of jurisdictions where we operate have enacted legislation regulating money transmitters. We believe we do not require a license under the existing statutes of Argentina, Brazil, Mexico, Chile, Colombia and Venezuela to operate MercadoPago with its current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations, or engaged in an unauthorized banking business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

MercadoPago is susceptible to illegal uses, and we could potentially face liability for any illegal use of MercadoPago.

MercadoPago, like the MercadoLibre platform, is also susceptible to potentially illegal or improper uses, including, fraudulent and illicit sales, money laundering, bank fraud, and online securities fraud. In addition, MercadoPago’s service could be subject to unauthorized credit card use, identity theft, break-ins to withdraw account balances, employee fraud or other internal security breaches, and we may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using MercadoPago, if they are affected by buyer fraud.

In addition, MercadoPago may be subject to anti-money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Because of different laws and regulations in each jurisdiction where we operate, as we roll-out and adapt MercadoPago in other countries, additional verification and reporting requirements could apply. These regulations could impose significant costs on us and make it more difficult for new customers to join the MercadoPago network. Future regulation (under the USA Patriot Act or otherwise), may require us to learn more about the identity of our MercadoPago customers before opening an account, to obtain additional verification of customers and to monitor our customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise our MercadoPago costs significantly and reduce the attractiveness of MercadoPago. Failure to comply with money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

We incur losses from claims that customers did not authorize a purchase, from buyer fraud and from erroneous transmissions. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive they could result in MercadoPago losing the right to accept credit cards for payment. If MercadoPago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding the MercadoPago accounts. We have taken measures to detect and reduce the risk of fraud on MercadoPago, such as running address verification system (AVS) and card security code (CSC) checks in some countries, asking users to fax extra documentation for higher risk transactions, caps on overall spending per users and data mining to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.

Our failure to manage MercadoPago customer funds properly would harm our business.

Our ability to manage and account accurately for MercadoPago customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. As our MercadoPago business continues to grow, we must strengthen our internal controls accordingly. MercadoPago’s success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to properly manage customer funds could severely reduce customer use of MercadoPago.

MercadoPago is a new service that faces competition from other payment methods, and competitors may adversely affect the success of MercadoPago.

MercadoPago competes with existing online and offline payment methods, including, among others, banks and other providers of traditional payment methods, particularly credit cards, checks, money orders, and electronic bank deposits; international online payments services such as Paypal and Google Checkout, and local players such as DineroMail in Argentina and Chile; money remitters such as Western Union; the use of cash, which is often preferred in Latin America; and offline funding alternatives such as cash deposit and money transmission services. Some of these services may operate at lower commission rates than MercadoPago’s current rates.

MercadoPago’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than us. They may devote greater resources to the development, promotion, and sale of products and services than we do for MercadoPago. Competing services tied to established banks and other financial institutions may offer greater liquidity and create greater consumer confidence in the safety and efficacy of their services than MercadoPago. Established banks and other financial institutions currently offer online payments and those which do not yet provide such a service could quickly and easily develop it.

We are currently in the process of rolling out a new fee scale and structure for MercadoPago, in order to achieve better monetization of transactions. Customers may not like this new structure, which could result in decreased use of MercadoPago and therefore have the opposite effect to the one intended. In addition, the transition to the new system may not be a smooth one. Any of these events would adversely affect our business.

We continue to expand MercadoPago’s services internationally. We have no experience with the online payments business in Chile, Colombia, Ecuador, Peru, Uruguay, Costa Rica or the Dominican Republic. In order to introduce MercadoPago in some countries we may require a close commercial relation with one or more local banks. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.

We rely on banks or payment processors to fund transactions, and changes to credit card association fees, rules or practices may adversely affect our business.

Because MercadoPago is not a bank, we cannot belong to or directly access credit card associations, such as Visa and MasterCard. As a result, we must rely on banks or payment processors to process the funding of MercadoPago transactions and MercadoLibre marketplace collections, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. The credit card processors of MercadoPago and the MercadoLibre marketplace have the right to pass any increases in interchange fees on to us as well as increase their own fees for processing. These increased fees increase the operating costs of MercadoPago, reduce our profit margins from MercadoPago operations and, to a lesser degree, affect the operating margins of the MercadoLibre marketplace.

We are also required by MercadoPago and MercadoLibre´s processors to comply with credit card association operating rules. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with MercadoPago. Visa, MasterCard, American Express or other credit card companies could adopt new operating rules or re-interpret existing rules that we or MercadoPago’s processors might find difficult or even impossible to follow. As a result, we could lose our ability to give MercadoPago customers the option of using credit cards to fund their payments and MercadoLibre users the option to pay their fees using a credit card. If MercadoPago were unable to accept credit cards, our MercadoPago business would be adversely affected.

We could lose the right to accept credit cards if MasterCard and/or Visa determine that users are using MercadoPago to engage in illegal or “high risk” activities. We must prevent “high risk” merchants from using MercadoPago. We have not incurred fines from MercadoPago’s credit card processor relating to our failure to detect the use of MercadoPago by “high risk” merchants. However, in Brazil, in January of 2006 MasterCard informed us that they could not advance our receivables temporarily due to a high level of cancellations. That decision was reversed in February of the same year.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.

MercadoPago pays significant transaction fees when senders fund payment transactions using credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us.

We have no business insurance coverage, which would require us to spend significant resources in the event of a disruption of our services or other contingency.

Insurance companies in Latin America offer limited business insurance products. We do not carry any business liability or disruption insurance coverage for our operations. Any business disruption, litigation, system failure or natural disaster may cause us to incur substantial costs and divert resources, which could have a material adverse effect on our business, results of operation and financial condition.

We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others.

We regard the protection of our copyrights, service marks, trademarks, domain names, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have entered into confidentiality and invention assignment agreements with our employees and certain contractors, and non-disclosure agreements with our employees, and certain suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps that we have taken or will take in the future to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-parties from developing similar or competing technologies.

We pursue the registration of our trademarks and service marks in each country where we operate, in the United States and in certain other Latin American countries. Effective trademark, service mark, copyright, domain name and trade secret protection may not be available in every country in which our services are made available online. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.

To date, we have not been notified that our technology infringes the proprietary rights of third parties, but third parties may claim infringement on our part with respect to past, current or future technologies or features of our services. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in the e-commerce segment grows. Any of these claims could have a material adverse effect upon our business, results of operations and financial condition.

Since 2001, eBay has been subject to a lawsuit alleging infringement of patents relating to online consignment auction technology, multiple database searching and electronic consignment systems. In September 2001, MercExchange LLC filed a complaint against eBay and their subsidiaries in the U.S. District Court for the Eastern District of Virginia alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial and jury verdict, in August 2003, the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest, but refused to grant an injunction. eBay appealed the verdict and judgment in favor of MercExchange, and MercExchange filed a cross-appeal. In May, 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court ruled that an outright denial of an injunction in a patent case is not appropriate, and remanded the case to the district court for further proceedings. On August 28, 2006, MercExchange renewed its motion for a permanent injunction in the U.S. District Court for the Eastern District of Virginia. Final briefs on such motion were filed in March of 2007.

If eBay is not successful in appealing or modifying the court’s ruling, or in the remanded proceedings, they would likely be forced to pay significant additional damages and licensing fees and/or modify their business practices. An adverse ruling to eBay could potentially subject us to similar successful claims in the future and therefore could adversely affect our business, results of operations and financial condition.

We filed our first three applications to register the name “MercadoLivre” in Brazil with the Instituto Nacional da Propriedade Industrial (the National Institute of Industrial Property, or INPI) on October 7, 1999. Editora Livre Mercado Ltda., a publishing company, challenged these three applications based on their trademark “Livre Mercado,” a trade magazine. These challenges are currently pending with INPI. In addition to these processes, Agência Folha de Notícias Ltda., a news company, filed an application to register the name “MercadoLivre” on October 7, 1999, a few hours before we filed our application. We challenged that application. We cannot assure you that we will succeed in obtaining these trademarks or in our challenges to existing or future applications by other parties. If we are not successful, we could face claims by any future trademark owners. Any past or future claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. We may also have to modify our brand name in certain countries if any successful demands against us are too expensive. Any of these circumstances could adversely affect our business, results of operations and financial condition.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as our business expands and we grow larger. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in expensive litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

We may not be able to secure licenses for third party technologies that we rely on.

We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, and Salesforce.com, the suppliers of key database technology, the operating system and specific hardware components for our services. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

Problems that affect our third-party service providers could potentially adversely affect us as well.

A number of parties provide beneficial services to us or to our users. These services include the hosting of our servers, and the postal and payments infrastructures that allow users to deliver and pay for the goods and services traded amongst themselves, in addition to paying their MercadoLibre marketplace bills. Financial, regulatory, or other problems that might prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, which would harm our business. Any security breach at one of these companies could also affect our customers and harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, we cannot assure you that we will continue to be able to do so in the future.

Complaints from customers or negative publicity about our services can diminish consumer confidence and adversely affect our business.

Because volume and growth in adoption are key factors for our profitability, customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and use of our services. Measures we sometimes take to combat risks of fraud and breaches of privacy and security can damage relations with our customers. To maintain good customer relations, we need prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help customer service representatives carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

As part of our program to reduce fraud losses in relation to MercadoPago, we make use of MercadoPago anti-fraud models and we may temporarily restrict the ability of customers to withdraw their funds if we identify those funds or the customer’s account activity as suspicious. MercadoPago has not been subject to any significant negative publicity about this, but a few users who were banned from withdrawing funds started legal actions against us. As a result of our efforts to police the use of our services, MercadoPago may receive negative publicity, our ability to attract new MercadoPago customers may be damaged, and we could become subject to litigation. If any of these events happen, current and future revenues could suffer, and our database technology operating margins may decrease. In addition, negative publicity about or experiences with MercadoPago customer support could cause MercadoLibre´s reputation to suffer or affect consumer confidence in the MercadoLibre brand.

We may not realize benefits from recent or future strategic acquisitions of businesses, technologies, services or products despite their costs in cash and dilution to our stockholders.

Although we currently have no understandings, commitments or agreements with respect to any current or future material acquisition, we intend to continue to acquire businesses, technologies, services or products, as we have done in the past with our acquisitions of iBazar, Lokau, and DeRemate, which we believe are strategic if an appropriate opportunity presents itself. We cannot, however, assure that we will be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuation, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.

Additionally, acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on favorable terms, or at all. If financing is available, it might cause the dilution of our common stock.

We are subject to seasonal fluctuations in our results of operations.

We believe that our results of operations are somewhat seasonal in nature (as is the case with traditional retailers), with relatively fewer listings and transactions in the first quarters of the year, and increased activity as the year-end shopping season initiates. This seasonality is the result of fewer listings after the Christmas and other holidays and summer vacation periods in our Southern hemisphere markets. To some degree, our historical rapid growth may have overshadowed seasonal or cyclical factors that might have influenced our business to date. Seasonal or cyclical variations in our operations could become more pronounced over time, which could materially adversely affect our quarter to quarter results of operations in the future.

We have spent significant resources to launch and market classified advertisements on the MercadoLibre marketplace, which may not be successful in generating sufficient revenues for us.

In order to address the specific needs of buyers and sellers of motor vehicles, vessels, aircraft, real estate and services, we created classified advertisements in the MercadoLibre marketplace. We have spent considerable resources in creating and marketing this space. However, this investment may not be successful in generating additional revenues for us and we may incur losses from offering this service. These losses could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive and evolving market, and therefore face potential reductions in the use of our service.

The market for trading over the Internet is relatively new in Latin America, rapidly evolving and intensely competitive, and we expect competition to become more intense in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using software that is commercially available. We currently or potentially compete with a number of other companies.

Our direct competitors include various online sales and auction services, including DeRemate in Chile and Argentina, MasOportunidades.com in Argentina, and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online e-commerce services, such as B2W Inc. in Brazil and with shopping comparison sites, such as Buscapé and Bondfaro, located throughout Latin America. In addition, we compete with online communities that specialize in classified advertisements. We face competition from a number of large online communities and services that have expertise in developing online commerce and facilitating online interaction. Certain of these competitors, including Google, Amazon.com, Microsoft and Yahoo! currently offer a variety of business-to-consumer trading services, searching services and classified advertising services, and certain of these companies may introduce broader online trading to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as large newspaper or media companies also compete in the online listing market. We also compete with traditional brick-and-mortar retailers to the extent buyers choose to purchase products in a physical establishment as opposed to on our platform. Any or all of these companies could create competitive pressures, which could have a material adverse effect on our business, results of operations and financial condition.

We no longer have a non-competition arrangement with eBay. If eBay were to compete directly with us by launching a competing platform in Latin America, it would have a material adverse effect on our results of operations and prospects. Similarly, eBay or other larger, well-established and well-financed companies may acquire, invest in or enter into other commercial relationships with competing online trading services. Therefore, some of our competitors and potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than us, which could adversely affect us.

In many cases, companies that directly or indirectly compete with us provide Internet access. These competitors include incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers may take measures that could degrade, disrupt, or increase the cost of customers’ use of our services. For example, they could restrict or prohibit the use of their lines for our services, filter, block or delay the packets containing the data associated with our products, charge increased fees to us or our users for use of their lines to provide our services, or seek to charge us for our customers’ use of our services or receipt of our e-mails. These activities are technically feasible. Although we have not identified any providers who intend to take these actions, any interference with our services or higher charges for access to the Internet, could cause us to lose existing users, impair our ability to attract new users, limit our potential expansion and harm our revenue and growth.

We face the risk of political and economic crises, instability, terrorism, civil strife, expropriation and other risks of doing business in emerging markets.

We conduct our operations in emerging market countries in Latin America. Economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, terrorism, civil strife, changes in laws and regulations, expropriation or nationalization of property, and exchange controls could impact our operations or the market value of our common stock and have a material adverse effect on our business, financial condition and results of operations.

In the past, the performance of the economies of Latin American countries has been affected by each country’s political situation. For example, during its crisis in 2001 and 2002, Argentina experienced social and political turmoil, including civil unrest, riots, looting, protests, strikes and street demonstrations. Government policies to preempt such civil, social and political turmoil affected the Argentine economy. More recently, the Venezuelan and Bolivian administrations have nationalized or announced plans to nationalize certain industries and expropriate certain companies and property, and, in Venezuela, the administration has imposed exchange controls.

Although economic conditions in one country may differ significantly from another country, we cannot assure that events in one country alone will not adversely affect the market value of, or market for, our common stock.

Latin American governments have exercised and continue to exercise significant influence over the economies of the countries where we operate. This involvement, as well as political and economic conditions, could adversely affect our business.

Governments in Latin America frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved, among other measures, price controls, currency devaluations, capital controls and limits on imports. Our business, financial condition, results of operations and prospects may be adversely affected by changes in government policies or regulations, including such factors as: exchange rates and exchange control policies; inflation rates; interest rates; tariff and inflation control policies; import duties on information technology equipment; liquidity of domestic capital and lending markets; electricity rationing; tax policies; and other political, diplomatic, social and economic developments in or affecting the countries where we operate. An eventual reduction of foreign investment in any of the countries where we operate may have a negative impact on such country’s economy, affecting interest rates and the ability of companies such as ourselves to access financial markets.

Latin America has experienced adverse economic conditions.

Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Certain countries have experienced severe economic crises, which may still have future effects. For example, in 2001 Argentina defaulted on its sovereign debt due to severe economic turmoil. In the first half of 2005, Argentina restructured part of this sovereign debt. Certain creditors did not agree to the restructuring. Argentina’s past default and its failure to restructure completely its remaining sovereign debt and fully negotiate with the holdout creditors may prevent Argentina from obtaining favorable terms or interest rates when accessing the international capital markets. Litigation initiated by holdout creditors or other parties may result in material judgments against the Argentine government and could result in attachments of or injunctions relating to assets of Argentina that the government intended for other uses. As a result, the government may not have the financial resources necessary to implement reforms and foster growth, which could have a material adverse effect on the country’s economy. Any of these adverse economic conditions may occur again in the future, which would adversely affect our business, financial condition and results of operations.

Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls.

The currencies of many countries in Latin America, including Brazil, Argentina and Mexico, have experienced substantial depreciation and volatility, particularly against the U.S. dollar, in the past. However, certain currencies have appreciated against the U.S. dollar in recent years. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account or are expected to account for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to very high inflation initially, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of the public accounts and balance of payments of the countries where we operate, as well as to a lower economic growth related to exports.

We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. These restrictions have been substantially eased, including those requiring the Central Bank’s prior authorization for the transfer of funds abroad in order to pay principal and interest on debt obligations. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. Currently, Venezuela has certain exchange control regulations in place that restrict our ability to convert local currency into U.S. dollars. Any additional imposition of exchange controls could adversely affect our company.

Our reporting currency is the U.S. dollar but our revenues are paid in foreign currencies. Therefore, if the U.S. dollar strengthens relative to these foreign currencies (i.e. the foreign currencies devaluate against the U.S. dollar), the economic value of our revenues in U.S. dollar terms will decline.

We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina and Mexico, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in 2004, 2005 and 2006, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the

U.S. dollar strengthens against foreign currencies. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive, and in addition it is impossible to perfectly predict or completely eliminate the effects of this exposure.

Inflation and certain government measures to curb inflation may have adverse effects on the economies of the countries where we operate, our business and our operations.

Most Latin American countries have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of Latin American countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty over the years in most Latin American countries. The Latin American countries where we operate may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In addition, if any of these countries experience high rates of inflation, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A return to a high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business and results of operations.

Developments in other markets may affect the Latin American countries where we operate, our financial condition and results of operations.

The market value of securities of companies such as ourselves, may be, to varying degrees, affected by economic and market conditions in other global markets. Although economic conditions vary from country to country, investors’ perception of the events occurring in one country may substantially affect capital flows into and securities from issuers in other countries, including Latin American countries. Various Latin American economies have been adversely impacted by the political and economic events that occurred in several emerging economies in recent times, including Mexico in 1994, the collapse of several Asian economies between 1997 and 1998, the economic crisis in Russia in 1998, the Brazilian devaluations in January of 1999 and in 2002, the Argentine crisis of 2001 and the market decline after September 11, 2001. Furthermore, Latin American economies may be affected by events in developed economies which are trading partners or that impact the global economy.

Developments of a similar magnitude to the international markets in the future can be expected to adversely affect the economies of Latin American countries and therefore us.

E-commerce transactions in Latin America may be impeded by the lack of secure payment methods.

Unlike in the United States, consumers and merchants in Latin America can be held fully liable for credit card and other losses due to third-party fraud. As secure methods of payment for e-commerce transactions have not been widely adopted in Latin America, both consumers and merchants generally have a relatively low confidence level in the integrity of e-commerce transactions. In addition, many banks and other financial institutions have generally been reluctant to give merchants the right to process online transactions due to these concerns about credit card fraud. Unless consumer fraud laws in Latin American countries are modified to protect e-commerce merchants and consumers, and until secure, integrated online payment processing methods are fully implemented across the region, our ability to generate revenues from e-commerce may be limited, which could have a material adverse effect on our company.

Item – 2 Unregistered sales of Equity Securities and Use of Proceeds

Our registration statement on Form S-1, as amended (Registration No. 333-142880), (the “Registration Statement”) with respect to our initial public offering (the “Offering”) of common stock, par value $0.01 per share, was declared effective on August 9, 2007. We sold a total of 3,000,000 shares of common stock in the Offering and the selling stockholders sold a total of 15,488,762 shares of common stock in the Offering. The Offering closed on August 15, 2007 and did not terminate before any securities were sold. As of the date of filing this report, the Offering has terminated and all of the securities registered pursuant to the Registration Statement have been sold. The managing underwriters of the Offering were J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, RBC Capital Markets Corporation and Pacific Crest Securities Inc. The aggregate amount registered and the aggregate amount of the shares offered and sold in the Offering were each $332,797,716.

Underwriting discounts and commissions	$2,430,000
Finders fees	—
Expenses paid to or for our underwriters	$540,000
Other expenses	$1,460,000

Total expenses	$4,430,000

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the Offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

The net proceeds to us of the Offering were approximately $49.6 million. We have used $9.5 million of the net proceeds to repay the total outstanding principal amount and accrued interest under the Loan and Security Agreement dated November 2, 2005, between us and eBay, Inc. Based on our review of SEC filings, eBay is the owner of more than 10% of our common stock. The remainder of the net proceeds has been invested in short-term, interest-bearing, investment-grade securities pending the uses described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Item – 6 Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.

Registrant

DATE: September 19, 2007	By	/s/ Marcos Galperin
Marcos Galperin
Director, President and Chief Executive Officer

	By	/s/ Nicolas Szekasy
Nicolas Szekasy
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.