Form 10-Q
period 2007-09-30
MERCADOLIBRE INC
filed 2007-11-14
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

44,226,563 shares of the issuer’s common stock, $0.001 par value, outstanding as of September 14, 2007

MERCADOLIBRE, INC.

Mercadolibre Inc.

Consolidated Balance Sheets

As of September 30, 2007 and December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1 – Unaudited condensed consolidated financial statements

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$14,535,980	$7,143,027
Short-term investments	48,373,617	6,320,656
Accounts receivable	2,499,780	1,983,003
Funds receivable from customers	17,216,572	10,188,712
Prepaid expenses	590,898	333,570
Deferred tax assets	2,185,423	2,904,558
Other current assets	678,950	246,352

Total current assets	86,081,220	29,119,878
Non-current assets:
Long-term investments	1,459,271	—
Property and equipment, net	4,171,087	2,931,470
Goodwill and intangible assets, net	23,018,001	21,342,315
Deferred tax assets	561,085	390,820
Other assets	167,877	28,089

Total non-current assets	29,377,321	24,692,694
Total assets	$115,458,541	$53,812,572

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$7,818,585	$5,708,682
Funds payable to customers	12,498,257	9,085,013
Social security payable	3,622,343	2,722,874
Taxes payable	2,001,754	1,735,975
Loans payable	3,050,580	97,527
Provisions	36,100	310,848

Total current liabilities	29,027,619	19,660,919
Non-current liabilities:
Loans payable	—	9,000,000
Other liabilities	948,406	1,803,315

Total non-current liabilities	948,406	10,803,315
Total liabilities	29,976,025	30,464,234

Commitments and contingencies (Note 9)

Mandatorily redeemable convertible preferred stock, $0.01 par value, 45,600,000 shares authorized, 27,187,838 shares issued and outstanding at December 31, 2006; liquidation amount: $78,334,161 at December 31, 2006	—	64,076,545

Shareholders’ equity (deficit):
Common stock, $0.001 and $0.01 par value, 108,800,000 shares authorized, 44,226,563 and 13,166,982 shares issued and outstanding at September 30, 2007 and December 31, 2006	44,227	131,670
Additional paid-in capital	121,881,108	2,694,404
Accumulated deficit	(39,686,310)	(44,054,817)
Accumulated other comprehensive income	3,243,491	500,536

Total shareholders’ equity (deficit)	85,482,516	(40,728,207)

Total liabilities, mandatorily redeemable convertible preferred stock and shareholders’ equity (deficit)	$115,458,541	$53,812,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Consolidated Statements of Operations

For the three- and nine-month periods ended September 30, 2007 and 2006

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Net revenues	$58,232,755	$36,596,493	$22,800,130	$13,224,610
Cost of net revenues	(12,840,016)	(8,432,483)	(5,192,650)	(3,166,559)

Gross profit	45,392,739	28,164,010	17,607,480	10,058,051

Operating expenses:
Product and technology development	(3,157,033)	(2,251,767)	(1,154,317)	(782,097)
Sales and marketing	(19,629,001)	(16,647,142)	(6,982,476)	(6,057,976)
General and administrative	(8,970,232)	(5,894,455)	(3,483,918)	(2,071,974)

Total operating expenses	(31,756,266)	(24,793,364)	(11,620,711)	(8,912,047)

Income from operations	13,636,473	3,370,646	5,986,769	1,146,004

Other income (expenses):
Interest income	872,207	177,819	352,968	82,530
Interest expense and other financial charges	(1,217,569)	(1,277,329)	(390,029)	(469,535)
Foreign currency loss	(1,806,520)	(118,481)	(802,348)	(54,793)
Other expenses, net	(3,006,416)	(1,342,048)	(960,358)	(237,682)

Net income before income / asset tax expense	8,478,175	810,607	4,187,002	466,524

Income / asset tax expense	(4,107,628)	(1,583,610)	(1,401,528)	(428,983)

Net income (loss)	$4,370,547	$(773,003)	$2,785,474	$37,541

Accretion of preferred stock	(309,299)	(371,158)	(61,860)	(123,719)

Net income / (loss) available to common shareholders	$4,061,248	$(1,144,161)	$2,723,614	$(86,178)

Basic EPS
Basic net income / (loss) available to common shareholders per common share	$0.10	$(0.09)	$0.07	$(0.01)

Weighted average shares	18,214,978	13,132,216	27,538,652	13,141,676

Diluted EPS
Diluted net income per common share	$0.10		$0.07

Weighted average shares	18,608,181		27,685,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the nine-month periods ended September 30, 2007 and 2006 (unaudited)

				Additional	Preferred		Accumulated
							other
	Comprehensive	Common stock		paid-in	stock	Accumulated	comprehensive
	income	Shares	Amount	capital	warrants	deficit	income (loss)	Total
Balance as of December 31, 2005		13,095,863	$130,959	$3,149,663	$—	$(45,126,900)	$(560,542)	$(42,406,820)

Stock options exercised		45,813	458	5,940				6,398
Stock-based compensation—stock options				23,367				23,367
Accretion of mandatorily redeemable convertible preferred stock				(371,158)				(371,158)
Net loss	(773,003)					(773,003)		(773,003)
Currency translation adjustment	639,608						639,608	639,608
Unrealized net gains on investments	72,925						72,925	72,925

Comprehensive loss	(60,470)

Balance as of September 30, 2006		13,141,676	$131,417	$2,807,812	$—	$(45,899,903)	$151,991	$(42,808,683)

Stock options exercised		25,306	253	456				709
Stock-based compensation—stock options				9,856			9,856
Accretion of mandatorily redeemable convertible preferred stock				(123,720)				(123,720)
Net income	1,845,086						1,845,086	1,845,086
Currency translation adjustment	503,234						503,234	503,234
Unrealized net gains on investments	29,405						29,405	29,405
Realized net gain on investments	(184,094)						(184,094)	(184,094)

Comprehensive income	2,193,631

Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$—	$(44,054,817)	$500,536	$(40,728,207)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the nine-month periods ended September 30, 2007 and 2006 (unaudited)

							Accumulated
				Additional	Preferred		other
	Comprehensive	Common stock		paid-in	stock	Accumulated	comprehensive
	income	Shares	Amount	capital	warrants	deficit	income (loss)	Total
Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$—	$(44,054,817)	$500,536	$(40,728,207)

Shares issued in 2000 and 2001 (1)		204,000	2,040	$—		(2,040)		—
Stock options exercised		483,470	4,835	33,744				38,579
Stock-based compensation—stock options				20,434				20,434
Stock-based compensation—restricted shares				1,977				1,977
Accretion of mandatorily redeemable convertible preferred stock				(309,299)				(309,299)
Change in par value of common stock			(124,690)	124,690				—
Issuance of common stock		3,000,000	3,000	49,570,239				49,573,239
Conversion of mandatorily redeemable convertible preferred stock into common stock		27,187,838 27,188	64,358,656					64,385,844
Reclassification of warrants					4,636,456			4,636,456
Exercise of warrants		184,273	184	5,386,263	(4,636,456)			749,991
Net income	4,370,547					4,370,547		4,370,547
Currency translation adjustment	2,898,994						2,898,994	2,898,994
Unrealized net gains on investments	69,236						69,236	69,236
Realized net gain on investments	(225,275)						(225,275)	(225,275)

Comprehensive income	7,113,502

Balance as of September 30, 2007		44,226,563	$44,227	$121,881,108	$—	$(39,686,310)	$3,243,491	$85,482,516

(1)	These shares were issued in 2000 and 2001, but were not recorded until 2007. The amounts are immaterial to revise prior years financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operations:
Net income (loss)	$4,370,547	$(773,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,667,918	1,481,106
Interest expense	—	637,000
Realized gains on investments	(362,891)	—
Unrealized gains on investments	(244,676)	(17,749)
Stock-based compensation expense—stock options	20,434	23,367
Stock-based compensation expense—restricted shares	1,977	—
Change in fair value of warrants	3,045,992	1,143,678
Deferred income taxes	511,589	56,082
Changes in assets and liabilities:
Accounts receivable	(516,777)	240,834
Funds receivable from customers	(7,027,860)	(3,132,463)
Prepaid expenses	(257,328)	(263,290)
Other assets	(572,386)	(625,929)
Accounts payable	3,275,151	3,232,579
Funds payable to customers	3,413,244	2,219,247
Provisions	(274,748)	(707,953)
Other liabilities	638,721	147,217

Net cash provided by operating activities	7,688,907	3,660,723

Cash flows from investing activities:
Purchase of investments	(49,916,141)	(2,875,665)
Proceeds from sale of investments	6,892,718	—
Purchase of intangible assets	(47,461)	(258,790)
Purchases of property and equipment	(2,061,477)	(1,423,942)

Net cash used in investing activities	(45,132,361)	(4,558,397)

Cash flows from financing activities:
Increase in short term debt	3,049,886	1,911
Loans paid	(9,000,000)	—
Stock options exercised	38,579	6,398
Exercise of Warrants	749,991	—
Issuance of common stock	49,573,239	—

Net cash provided by financing activities	44,411,695	8,309

Effect of exchange rate changes on cash and cash equivalents	424,712	140,908

Net increase (decrease) in cash and cash equivalents	7,392,953	(748,457)
Cash and cash equivalents, beginning of year	7,143,027	8,979,838

Cash and cash equivalents, end of period	$14,535,980	$8,231,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$495,833	$—
Cash paid for income taxes	$3,463,724	$1,336,001

Non-cash financing activities:
Accretion of preferred stock	$309,299	$371,158
Conversion of mandatorily redeemable convertible preferred stock into common stock	$64,385,844	$—
Reclassifications of warrants	$4,636,456	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

In August 2007, the Company successfully completed its registration process with the United States Securities and Exchange Commission. See more details in Note 10.

As of September 30, 2007, the Company, through its wholly owned subsidiaries, operated online trading platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Chile, Mexico and Venezuela.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99% and 99% of the consolidated totals during the nine-month periods ended September 30, 2007 and 2006, respectively. Long-lived assets located in the foreign operations totaled $25,139,732 and $22,602,151 as of September 30, 2007 and December 31, 2006, respectively. Cash and cash equivalents as well as short-term investments, totaling $62,909,597 and $13,463,683 at September 30, 2007 and December 31, 2006, respectively, are mainly located in the United States.

These unaudited interim financial statements reflect the Company’s consolidated financial position as of September 30, 2007 and December 31, 2006. These statements also show the Company’s consolidated statement of operations, its consolidated statement of shareholders’ equity (deficit) and its consolidated statement of cash flows for the nine months ended September 30, 2007 and 2006. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 2007. The condensed consolidated statements of income, shareholders’ equity (deficit) and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Taxes on revenues

The Company subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $1,354,203 and $744,610 for the three-month periods ended September 30, 2007 and 2006, respectively. Taxes on revenues totaled $3,399,375 and $2,074,378 for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

1. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently analyzing the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial statements.

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently analyzing the impact that the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

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

The Company’s mandatorily redeemable convertible preferred stock outstanding up to August 15, 2007 was a participating security. Accordingly, net income for the three- and nine-month periods ended September 30, 2007, was allocated between common stock and preferred stock under the “two class method” for purposes of computing basic earnings per share. Subsequent to conversion, on August 15, 2007, the common shares issued were included in the weighted average calculation of shares outstanding used for both basic and diluted earnings per share.

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

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Net income / (loss) per share (Continued)

The following table shows how net income is allocated using the two-class method for earnings per common share, for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic and Diluted
Net income	$2,785,474	$2,785,474	$37,541
Accretion of preferred stock	(61,860)	(61,860)	(123,719)

Net income (loss) available to common shareholders	$2,723,614	$2,723,614	$(86,178)

Net income available to common shareholders attributable to preferred stock	(900,128)	(894,939)	—

Net income (loss) available to common shareholders attributable to common stock	$1,823,486	$1,828,675	$(86,178)

The following table shows how net income is allocated using the two-class method for earnings per common share, for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic and Diluted
Net income / (loss)	$4,370,547	$4,370,547	$(773,003)
Accretion of preferred stock	(309,299)	(309,299)	(371,158)

Net income (loss) available to common shareholders	$4,061,248	$4,061,248	$(1,144,161)

Net income available to common shareholders attributable to preferred stock	(2,249,087)	(2,219,379)	—

Net income (loss) available to common shareholders attributable to common stock	$1,812,161	$1,841,869	$(1,144,161)

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Net income / (loss) per share (Continued)

Net income / (loss) per share of common stock is as follows for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic and Diluted
Net income / (loss) available to common shareholders per common share	$0.07	$0.07	$(0.01)

Numerator:
Net income / (loss) available to common shareholders	$1,823,486	$1,828,675	$(86,178)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	27,538,652	27,538,652	13,141,676
Adjustment for stock options	—	146,376	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	27,538,652	27,685,028	13,141,676

Net income / (loss) per share of common stock is as follows for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic and Diluted
Net income / (loss) available to common shareholders per common share	$0.10	$0.10	$(0.09)

Numerator:
Net income / (loss) available to common shareholders	$1,812,161	$1,841,869	$(1,144,161)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	18,214,978	18,214,978	13,132,216
Adjustment for stock options	—	393,203	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	18,214,978	18,608,181	13,132,216

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Net income / (loss) per share (Continued)

The calculation of diluted net income / (loss) per share excludes all anti-dilutive shares. For the three- and nine-month periods ended September 30, 2007 and 2006, the numbers of anti-dilutive shares are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Anti-dilutive shares
Warrants	153,223	184,272	92,136	184,272
Restricted shares	2,000	—	2,000	—
Options	—	664,307	—	653,856

	155,223	848,579	94,136	838,128

4. Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	September 30, 2007	December 31, 2006
Indefinite lived assets
—Goodwill	$22,481,072	$20,572,792
Amortizable intangible assets
—Trademarks & Licenses	1,367,383	1,333,321
—Non-compete agreement	704,225	605,706
—Customer list	581,346	524,172

Total intangible assets	$25,134,026	$23,035,991
Accumulated amortization	(2,116,025)	(1,693,676)

	$23,018,001	$21,342,315

Goodwill

The changes in the carrying amount of goodwill for the nine-month periods ended September 30, 2007 and the year ended December 31, 2006, are as follows:

	Nine Months Ended September 30, 2007
	Marketplaces
	Brazil	Mexico	Other Countries	Total
Balance, beginning of period	$10,233,062	$4,911,840	$5,427,890	$20,572,792
—Effect of exchange rates changes	1,664,424	(20,151)	264,007	1,908,280

Balance, end of period	$11,897,486	$4,891,689	$5,691,897	$22,481,072

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Goodwill and Intangible Assets (Continued)

Goodwill (Continued)

	Year Ended December 31, 2006
	Marketplaces
	Brazil	Mexico	Other Countries	Total
Balance, beginning of year	$9,346,899	$4,987,323	$5,323,575	$19,657,797
—Effect of exchange rates changes	886,163	(75,483)	104,315	914,995

Balance, end of year	$10,233,062	$4,911,840	$5,427,890	$20,572,792

Amortizable intangibles assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, acquired software licenses and other acquired intangible assets including a non-compete agreement and developed technologies. Aggregate amortization expense for intangible assets totaled $92,775 and $122,078 for the three-month periods ended September 30, 2007 and 2006, respectively. Aggregate amortization expense for intangible assets totaled $287,574 and $367,476 for the nine-month periods ended September 30, 2007 and 2006, respectively.

Expected future intangible asset amortization from acquisitions completed as of September 30, 2007 is as follows:

For year ended 12/31/2007 (remaining three months)	$95,324
For year ended 12/31/2008	239,090
For year ended 12/31/2009	126,408
Thereafter	76,107

$536,929

5. Segments

Reporting segments are based upon the Company’s internal organization structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The Marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela) online marketplaces commerce platforms. The Payments segment includes the Company’s regional payments platform consisting of MercadoPago.

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Segments (Continued)

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended September 30, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$9,735,433	$3,117,546	$2,480,155	$2,809,492	$18,142,626	$4,657,504	$22,800,130
Direct costs	(6,275,225)	(1,488,304)	(1,699,950)	(1,438,725)	(10,902,204)	(3,196,955)	(14,099,159)

Direct contribution	3,460,208	1,629,242	780,205	1,370,767	7,240,422	1,460,549	8,700,971
Operating expenses and indirect costs of net revenues							(2,714,202)

Income from operations							5,986,769

Other income (expenses):
Interest income							352,968
Interest expense and other financial results							(390,029)
Foreign exchange							(802,348)
Other expenses, net							(960,358)

Net income before income / asset tax expense							$4,187,002

	Three Months Ended September 30, 2006
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$6,254,917	$1,966,340	$1,577,906	$1,499,079	$11,298,242	$1,926,368	$13,224,610
Direct costs	(4,684,170)	(1,249,097)	(1,339,453)	(1,188,705)	(8,461,425)	(1,731,912)	(10,193,337)

Direct contribution	1,570,747	717,243	238,453	310,374	2,836,817	194,456	3,031,273
Operating expenses and indirect costs of net revenues							(1,885,269)

Income from operations							1,146,004

Other income (expenses):
Interest income							82,530
Interest expense and other financial results							(469,535)
Foreign exchange							(54,793)
Other expenses, net							(237,682)

Net income before income / asset tax expense							$466,524

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Segments (Continued)

	Nine Months Ended September 30, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$26,306,517	$7,859,816	$6,917,780	$7,339,954	$48,424,067	$9,808,688	$58,232,755
Direct costs	(17,108,926)	(3,987,398)	(4,498,440)	(4,341,008)	(29,935,772)	(7,502,044)	(37,437,816)

Direct contribution	9,197,591	3,872,418	2,419,340	2,998,946	18,488,295	2,306,644	20,794,939
Operating expenses and indirect costs of net revenues							(7,158,466)

Income from operations							13,636,473

Other income (expenses):
Interest income							872,207
Interest expense and other financial results							(1,217,569)
Foreign exchange							(1,806,520)
Other expenses, net							(3,006,416)

Net income before income / asset tax expense							$8,478,175

	Nine Months Ended September 30, 2006
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$18,571,053	$4,888,526	$4,336,164	$3,876,396	$31,672,139	$4,924,354	$36,596,493
Direct costs	(13,197,634)	(3,336,969)	(3,666,491)	(3,133,676)	(23,334,770)	(4,528,070)	(27,862,840)

Direct contribution	5,373,419	1,551,557	669,673	742,720	8,337,369	396,284	8,733,653
Operating expenses and indirect costs of net revenues							(5,363,007)

Income from operations							3,370,646

Other income (expenses):
Interest income							177,819
Interest expense and other financial results							(1,277,329)
Foreign exchange							(118,481)
Other expenses, net							(1,342,048)

Net income before income / asset tax expense							$810,607

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	September 30, 2007	December 31, 2006
US long-lived tangible assets	$2,111,672	$1,578,122
Other countries long-lived tangible assets
Argentina	1,252,378	827,438
Brazil	690,330	459,978
Mexico	33,186	43,542
Other countries	83,521	22,390

	$2,059,415	$1,353,348

Total long-lived tangible assets	$4,171,087	$2,931,470

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Segments (Continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30, 2007	December 31, 2006
US intangible assets	$105,562	$121,602
Other countries goodwill and intangible assets
Argentina	216,062	379,785
Brazil	11,979,679	10,341,961
Mexico	4,951,136	4,982,529
Rest	5,765,562	5,516,438

	$22,912,439	$21,220,713

Total goodwill and intangible assets	$23,018,001	$21,342,315

The following table summarizes the allocation of net revenues based on geography:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Brazil	$34,110,804	$22,007,562	$13,614,300	$7,602,038
Argentina	8,719,291	5,470,209	3,477,587	2,194,503
Mexico	7,661,833	5,018,244	2,743,238	1,833,162
Other countries	7,740,827	4,100,478	2,965,005	1,594,907

Total net revenues	$58,232,755	$36,596,493	$22,800,130	$13,224,610

6. Comprehensive income / (loss)

Comprehensive income / (loss) is as follows for the three- and nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net income / (loss)	$4,370,547	$(773,003)	$2,785,474	$37,541
Currency translation adjustment	2,898,994	639,608	790,058	233,065
Unrealized net gains on investments	69,236	72,925	55,298	24,650
Realized net gain on investments	(225,275)	—	—	—

Comprehensive income / (loss)	$7,113,502	$(60,470)	$3,630,830	$295,256

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Compensation Plan for Outside Directors

On September 17, 2007, the Board, upon the recommendation of the Compensation Committee of the Board, adopted a compensation plan for outside directors. Under the terms of the plan, the outside directors will receive an annual cash retainer fee of $30,000 and an annual grant of restricted Common Stock (“Restricted Shares”).

As of September 17, 2007, the Company awarded each of the two current outside directors, 1,000 Restricted Shares for their original grants. On the first anniversary of each director’s respective original Restricted Shares grant date, each outside director will receive a grant of additional Restricted Shares having a value equal to $30,000. On the second anniversary of each director’s respective original Restricted Shares grant date, each outside director will receive a grant of additional Restricted Shares having a value equal to $40,000.

The number of shares to be issued on each of the first and the second anniversary of the original Restricted Shares grant date will be based on the closing sale price of the Common Stock on the prior trading day.

Each grant of Restricted Shares vests twelve months following the first and second anniversary date. Restricted Shares are and will be granted pursuant to the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Plan.

8. Stock Option and Restricted Shares

At September 30, 2007, pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

Stock Options

Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At September 30, 2007, there are 298,437 shares of Common stock available for additional awards under the Plan.

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

Stock-based compensation expense related to stock options and employee stock purchases for the three- and nine-month periods ended September 30, 2007 and 2006 was allocated as follows:

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Stock Option and Restricted Shares (Continued)

Stock Options (Continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Product and technology development	$1,441	$6,656	$147	$2,239
Sales and marketing	3,214	14,838	329	4,985
General and administrative	15,779	1,873	6,410	1,122

Total	$20,434	$23,367	$6,886	$8,346

The effect of adopting SFAS No. 123(R) per basic and per diluted share for the three- and nine-month periods ended September 30, 2007 and 2006, is not material.

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

There was no granting during the three- and nine-month period ended September 30, 2007.

The following weighted-average assumptions were used in estimating the fair value of options for the three- and nine-month period ended September 30, 2006:

– Stock price volatility: 36%

– Expected term: 7 years

– Risk-free interest rate: 6%

The weighted-average grant date fair value of options granted during the three-month period ended September 30, 2006 was $8.34. The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2006 was $3.50.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company also estimated expected forfeitures of stock options upon adoption of SFAS 123(R). In developing a forfeiture rate estimate, Management considered its historical experience and expectations. Actual forfeiture activity may differ from the estimated forfeiture rate.

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Stock Option and Restricted Shares (Continued)

Stock Options (Continued)

Stock option activity, for the three month period ended September 30, 2007, is as follows:

	Number of options	Weighted-average exercise price
Outstanding, beginning of period	180,811	$1.03
Forfeited or expired	(2,000)	1.50
Exercised	(31,700)	0.49

Outstanding, end of period	147,111	1.13

Exercisable, end of period	120,578	$0.88

Stock option activity, for the nine month period ended September 30, 2007, is as follows:

	Number of options	Weighted-average exercise price
Outstanding, beginning of year	633,331	$0.33
Forfeited or expired	(2,000)	1.50
Lapsed	(750)	0.01
Exercised	(483,470)	0.08

Outstanding, end of period	147,111	1.13

Exercisable, end of period	120,578	$0.88

The following details the outstanding options at September 30, 2007:

	Outstanding		Exercisable
Exercise price	Number of options	Weighted-average remaining contractual life (years)	Number of options
$0.01	25,486	5.8	21,712
$0.75	48,000	2.3	48,000
$1.00	30,000	2.3	30,000
$1.50	33,125	7.5	16,366
$3.00	4,000	2.7	4,000
$6.00	6,500	8.9	500

	147,111	4.4	120,578

Weighted average Exercise Price
- Options outstanding	$1.13
- Options exercisable	$0.88

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Stock Option and Restricted Shares (Continued)

Restricted Shares

As mentioned in Note 7, the Company granted awards to its outside directors for 2,000 Restricted Shares. In accordance with SFAS 123(R) non-vested shares awarded to employees are measured at their fair value by the grant-date price of the Company’s shares as if they were vested and issued on the grant date.

Based on the fair value of the Company’s share at the grant date, total compensation cost for the 2,000 Restricted Shares awarded amounted to $55,500. For the three- and nine-month periods ended September 30, 2007, the Company recognized $1,977 of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statements of operations.

Regarding the additional grants for fixed amounts of $30,000 and $40,000, in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), they are classified as liabilities in the accompanying consolidated balance sheet. For the three- and nine-month periods ended September 30, 2007, the Company recognized $2,016 of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statements of operations.

9. Commitments and Contingencies

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

During 2007, the Brazilian subsidiary of the Company was sued in 94 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them. In August 2007, Sette Informações Educacionais Ltda. or Sette sued the Company’s Brazilian subsidiary alleging that it was infringing its intellectual property rights as a result of users selling unauthorized copies of Sette’s courses through the Brazilian website. Sette seeks an injunction, fines, and compensatory and statutory damages. In September, 2007, the judge of the case filed by Vintage Denim Ltda. against the Brazilian subsidiary of the Company, dismissed the case and ruled that the plaintiff did not prove the existence of counterfeit products in the Brazilian website and that the Brazilian subsidiary of the Company was not liable for the alleged counterfeit offers. Nevertheless, the decision maintained the injunction. We presented a recourse alleging that the injunction should be revoked, but it was rejected.

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

As of September 30, 2007, 147 legal actions were still in litigation in the Brazilian ordinary courts 7 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuição de Fitas Ltda. and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda. Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda. and Sette Informações Educacionais Ltda.) were related to alleged intellectual property infringement. In addition, as of September 30, 2007, the Brazilian subsidiary of the Company received more than 1,400 legal actions in consumer courts, where a lawyer is not required. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them. As of September 30, 2007, there were more than 1,090 cases still in litigation in these consumer courts.

As of September 30, 2007 the Company had established reserves of $641,688 to cover 288 legal actions against the Company’s subsidiary in Brazil, and $34,515 to cover some lawsuits against DeRemate Brazil because a loss was considered probable. As of September 30, 2007 no loss amount has been accrued over 941 legal actions in Brazil for the aggregate amount up to $3,305,825 because a loss is not considered probable.

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

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Commitments and Contingencies (Continued)

Litigation after September 30, 2007

After September 30, 2007 and up to date, the Company’s Brazilian subsidiary was also demanded in 14 other cases in Brazilian ordinary courts and 179 new cases in consumer courts. No loss amount has been accrued over these actions because a loss is not considered probable.

Other contingencies

As of September 30, 2007 the Company had reserved $184,939 against some tax contingencies identified in some of its subsidiaries.

Operating Leases

The Company has leases for office space in the various countries it operates in. Total rental expense amounted to approximately $281,518 and $104,890 for the three-month periods ended September 30, 2007 and 2006, respectively. Total rental expense amounted to approximately $686,095 and $311,650 for the nine-month periods ended September 30, 2007 and 2006, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

2007 (remaining three months)	$270,297
2008	432,844
2009	74,863

$778,004

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

10. Initial Public Offering

In August 2007, the Company successfully completed its registration process (the “offering”) with the United States Securities and Exchange Commission (“SEC”) through which 16,077,185 shares of common stock were sold to J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated at $18.00 per share less an underwriting discount of 4.5%. Out of that total, 2,608,696 shares of common stock were sold by the Company and 13,468,489 were sold by stockholders.

Mercadolibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

10. Initial Public Offering (Continued)

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

The net proceeds of offering totaled $49.6 million after deducting the underwriting discount and offering expenses payable by the Company. These proceeds have been used to repay a $9.5 million outstanding loan (including interest) with eBay and the remainder will be used for general corporate purposes.

This condensed consolidated financial statements as of and for the period ended September 30, 2007, including share and per share amounts, include the effects of the offering as follows:

•	sale of 3,000,000 shares of common stock, net of underwriting discount and offering expenses,

•

conversion of all of the Company’s outstanding shares of preferred stock (mandatorily redeemable convertible preferred stock) and different classes of common stock into shares of one class of common stock,

•	final adjustment to fair value and reclassification from liability to equity of all of the Company’s outstanding warrants,

•	issuance of 184,273 shares upon the exercise of the Company’s outstanding warrants.

* * * *

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements regarding our future performance made in this report are forward-looking statements. Forward-looking statements may relate to such matters as continued growth of online commerce and Internet usage in Latin America; our ability to expand our operations and adapt to rapidly changing technologies; government regulation; litigation and legal liability; systems interruptions or failures; our ability to attract and retain qualified personnel; consumer trends; security breaches and illegal uses of our services; competition; reliance on third-party service providers; enforcement of intellectual property rights; our ability to attract new customers, retain existing customers and increase revenues; seasonal fluctuations; and political, social and economic conditions in Latin America and Venezuela in particular.

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

Recent Developments

On Tuesday, September 12th, we launched our new open payments platform in Chile, MercadoPago 3.0. MercadoPago 3.0 removes the escrow component and shifts the payment of the processing fee from the buyer to the seller, thereby making the process faster and more compelling. The buyer will continue to pay the financing cost if he or she decides to purchase in installments.

On September 17, 2007, the Board, upon the recommendation of the Compensation Committee of the Board, adopted a compensation plan for outside directors, as described in Note 7 to our consolidated financial statements. The form of restricted stock award agreement for outside directors is filed as Exhibit 10.2 to this report.

On September 20, 2007, we announced that the board of directors of the Company (the “Board”) had increased the size of the Board to seven directors and elected Anton J. Levy and Veronica Allende Serra as new directors. Mr. Levy was appointed as a Class I director and his initial term will expire after our annual meeting of stockholders in 2008. Mr. Levy was appointed to the Audit Committee of the Board and will serve as the Chairman of the Audit Committee. Ms. Serra was appointed as a Class III director and her initial term will expire after our annual meeting of stockholders in 2010. Ms. Serra was appointed to the Compensation Committee of the Board and will serve as the Chairman of the Compensation Committee. In connection with the appointments, Marcos Galperin resigned from the Audit Committee and the Compensation Committee.

Principal trends

Growth in net revenue over comparable periods from year to year

Since our inception, we have consistently generated revenue growth from the MercadoLibre marketplace and MercadoPago, driven by the strong growth of our key operational metrics. Our growth in net revenues for the three-months ending September 30, 2007, as compared to the same period for 2006, was 60.6% and 141.8% for the MercadoLibre marketplace and MercadoPago payments platform, respectively. As our business grows we expect that at some point in time this rate of increase, from year to year, of net revenues and the related operational metrics, will decline.

High but declining gross profit margins

Our business has generated sustained high gross profit margins over time, as defined by total net revenues minus total costs of goods sold. These gross profit margins were 80.3% for 2004, 78.3% for 2005, and 76.8% for 2006. This variation is attributable to the lower gross profit margins of our MercadoPago business, which for 2005, 2006 and for the three-month period ended September 30, 2007 experienced a faster rate of increase than our MercadoLibre marketplace business. Based on these past trends, we expect that cost of net revenues could continue to increase as a percentage of net revenues as revenues related to MercadoPago grow faster relative to MercadoLibre marketplace revenues. However, we may be able to partly offset this increase in costs with increased economies of scale in customer service, ISP connectivity and site operations, as well as improved economic terms obtained from payment processors, as was the case in the three-month period ended September 30, 2007, in which gross profit margins improved to 77.2% from 76.1% for the same period in 2006, even though net revenues from MercadoPago for these periods as a percentage of net revenues increased from 14.6% to 20.4%.

Improving operating income margins

We have generated and expect to continue to generate economies of scale in operating expenses. For the three-month period ending on September 30, 2007 operating expenses increased at a lower rate than our net revenues. For the three-months ended September 30, 2007 our operating income margins, defined as income from operations as a percentage of net revenues, improved from 8.7% for 2006, to 26.3% for 2007, mostly driven by the impact of these economies of scale. We anticipate that our operating cost structure will continue to grow in absolute terms, but at a slower rate than net revenues, leading to improving operating margins.

Description of line items

Net revenues

We recognize revenues in each of our reporting segments. The MercadoLibre marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela). The MercadoPago segment is our regional payments platform which we refer to as MercadoPago business.

We generate revenues from the MercadoLibre marketplace segments from:

•	listing fees;

•	optional feature fees;

•	final value fees; and

•	online advertising.

We generate revenues from our MercadoPago payments segment by charging users that use MercadoPago a commission that during the three-month period ended September 30, 2007 averaged 10.7% of the payment amount being made by the user through the system, which we recognize once the transaction is completed.

Our MercadoLibre marketplace is available in 12 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and MercadoPago is available in five countries (Argentina, Brazil, Mexico, Venezuela and Chile). The functional currency in each country’s operations is the local currency. Therefore, our net revenues, are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, and hosting and site operations fees.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of net revenues. These taxes represented 6.0% of net revenues for the three-month period ended September 30, 2007.

Product and technology development

Our product and technology development related expenses consist primarily of depreciation and amortization costs related to product and technology development, compensation for our engineering and web-development staff, telecommunications costs and payments to third-party suppliers that provide technology maintenance services to our company.

Sales and marketing

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, the salaries of employees involved in these activities, public relations costs, promotional activities for our users and depreciation and amortization costs.

We carry out the vast majority of our marketing efforts on the Internet, where we enter in agreements with portals, search engines and other sites that seek to attract Internet users to the MercadoLibre marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we invest a portion of our marketing budget on cable television advertising, in order to improve our brand awareness and to complement our online efforts.

We also work intensively on attracting, developing and growing sellers through our supply efforts. We have dedicated professionals in most of our operations that work with sellers through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.

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

Income / asset tax

We are subject to federal and state taxes in the United States, as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes and asset taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change during the period in our deferred tax assets and liabilities. We are also subject to taxes on revenues in Brazil, Argentina, Venezuela and Colombia that are classified as cost of net revenues as discussed above.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our consolidated financial statements and other disclosures included in this report.

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

Legal contingencies

In connection with certain pending litigation and other claims, we have evaluated whether a loss is probable and have estimated the range of probable losses and provided for such losses through charges to our consolidated statement of operations. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings for which we believe we have meritorious defenses, and will accordingly defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of the deferred tax asset will not be realized, we establish a valuation allowance. At September 30, 2007, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income.

Results of operations for the three-month period ended September 30, 2007 compared to three-month period ended September 30, 2006 and the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006.

The selected financial data for the three- and nine- month periods ended September 30, 2007 and 2006 have been derived from our unaudited condensed consolidated financial statements included elsewhere in this report. These statements include all normal recurring adjustments that management believes are necessary to fairly present our financial position, results of operations and cash flows. Results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for any other period.

Statement of operations data

(In millions)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Net revenues	$58.2	$36.6	$22.8	$13.2
Cost of net revenues	(12.8)	(8.4)	(5.2)	(3.2)

Gross profit	45.4	28.2	17.6	10.1
Operating expenses:
Product and technology development	(3.2)	(2.3)	(1.2)	(0.8)
Sales and marketing	(19.6)	(16.6)	(7.0)	(6.1)
General and administrative	(9.0)	(5.9)	(3.5)	(2.1)

Total operating expenses	(31.8)	(24.8)	(11.6)	(8.9)

Income from operations	13.6	3.4	6.0	1.1

Other income (expenses):
Interest income	0.9	0.2	0.4	0.1
Interest expense and other financial charges	(1.2)	(1.3)	(0.4)	(0.5)
Foreign currency loss	(1.8)	(0.1)	(0.8)	(0.1)
Other expenses, net	(3.0)	(1.3)	(1.0)	(0.2)

Net income before income / asset tax expense	8.5	0.8	4.2	0.5

Income / asset tax expense	(4.1)	(1.6)	(1.4)	(0.4)

Net income (loss)	4.4	(0.8)	2.8	0.0

Accretion of preferred stock	(0.3)	(0.4)	(0.1)	(0.1)

Net income / (loss) available to common shareholders	$4.1	$(1.1)	$2.7	$(0.1)

Other Data

(In millions)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Number of confirmed registered users at end of period [1]	23.3	16.5	23.3	16.5
Number of confirmed new registered users during period [2]	5.1	4.4	1.7	1.6
Gross merchandise volume [3]	$1,050.5	$746.3	$394.9	$283.7
Number of successful items sold [4]	12.8	9.8	4.6	3.7
Total payment volume [5]	$101.2	$58.6	$43.6	$23.1
Purchase of intangible assets, property and equipment	$2.1	$1.7	$0.1	$0.2

1—Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.

2—Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration.

3—Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motors, real estate and services.

4—Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.

5—Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

Net revenues

Net revenues were $22.8 million for the three-month period ended September 30, 2007, an increase of $9.6 million, or 72.4%, from net revenues of $13.2 million for the same period in 2006. This increase was attributable to a 60.6% increase in revenues derived from our MercadoLibre marketplace, from $11.3 million for the three-month period ended September 30, 2006 to $18.1 million for the same period in 2007, and to a 141.8% increase in revenues derived from MercadoPago, from $1.9 million to $4.7 million for the same periods.

Growth in MercadoLibre marketplace revenues resulted principally from a 39.2% increase in the gross merchandise volume transacted through our platform, and from an increase in our take rate, defined as marketplace revenues as a percentage of gross merchandise volume, from 4.0% to 4.6%. The growth in MercadoPago revenues resulted principally from an 89.0% increase in the total payments completed on our MercadoPago payments platform, and from an increase in our take rate, defined as payments revenues as a percentage of total payment volume, from 8.4% to 10.7%. Net revenues for the nine-month period ending

September 30, 2007 where $58.2 million, a $21.6 million, or 59.1%, increase over the same nine-month period of the previous year. This growth was the result of 52.9% growth in the MercadoLibre marketplace revenues, from $31.7 million for the first nine-months of 2006 to $48.4 million for the same period in 2007, and a 99.2% growth in MercadoPago revenues, from $4.9 million to $9.8 million over the same comparables periods.

Growth in the MercadoLibre marketplace was attributed primarily to gross merchandise volume growth of 40.8% for the nine-month period ending on September 30, 2007. Growth in MercadoPago was attributable to a 72.7% growth in total payments volume for that same period.

On a segment basis, during the three-month period ending September 30, 2007 net revenue increased by $9.6 million compared to the same period of 2006 primarily due to increases of $3.5 million, or 55.6% in our Marketplace in Brazil, $1.2 million, or 58.5% in our Marketplace in Argentina, $0.9 million, or 57.2% in our Marketplace in Mexico, $1.3 million or 87.4% from Marketplaces in all other countries and $2.7 million, or 141.8% from our MercadoPago payments platform.

For the nine-month period ending September 30, 2007 revenue growth by segment compared to the same period for 2006 was attributable primarily to an increase of $7.7 million, or 41.7% in net revenues in our Marketplace Brazil, of $3.0 million, or 60.8% in our Marketplace in Argentina, $2.6 million, or 59.5% in our Marketplace in Mexico, a combined growth of $3.5 million or 89.3% for our Marketplaces in all other countries, and a $4.9 million, or 99.2% growth for MercadoPago.

Cost of net revenues

Cost of net revenues were $5.2 million and $12.8 million for the three-month and nine-month periods ended September 30, 2007, respectively, an increase of 64.0% and 52.3% from cost of net revenues for the same periods in 2006. Cost of net revenues improved to 22.8% of net revenues for the three-month period ended September 30, 2007 from 23.9% for the same period in 2006, and to 22.0% of net revenues for the first nine-months of 2007 from 23.0% for the first nine-months of 2006. These increases were primarily attributable to additional billing and collections costs, sales taxes, and customer support expenditures.

Billing and collections fees increased by $0.9 million, or 71.6% for the three-month period ended September 30, 2007 compared to the same period in 2006, and by $1.6 million, or 49.2%, for the first nine-months of 2007 compared to 2006. Sales taxes on our net revenues increased by $0.6 million, or 81.9%, and $1.3 million, or 63.9%, for the three and nine-month periods ended September 30, 2007, respectively, compared to the same period for 2006. Expenditures in our in-house customer support operations grew in the amount of $0.3 million, an increase of 36.8% compared to the three-month period ended September 30, 2006, and increased by $1.1 million, or 53.1%, compared to the nine-month period ended September 30, 2006, as we invested in improved service, initiatives to combat fraud, illegal items and fee evasion.

Product and technology development

Product and technology development expenses were $1.2 million for the three-month period ended September 30, 2007, an increase of $0.4 million, or 47.6%, from $0.8 million for the same period in 2006. For the nine-month period ended September 30, 2007 these expenses were $3.2 million, representing an increase of $0.9 million, or 40.2%, over the same period for 2006. Product and technology development expenses as a percentage of net revenues improved to 5.1% for the three-month period ended September 30, 2007 from 5.9% of net revenues for the same period for 2006, and to 5.4% of net revenues for the nine-months ended September 30, 2007, from 6.2% for the same period for 2006.

The growth in product and technology development expenses was primarily attributable to an increase in compensation costs of 80.0% and 74.2% for the three and nine-month periods ended September 30, 2007, respectively, over the same periods for 2006. These added compensation expenses, growing at a faster rate than revenues, where primarily related to the addition of engineers as we continue to invest in top quality talent to develop enhancements and new features across our trading platforms. We believe product development to be one of our key competitive advantages and intend to continue to invest in added engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

Sales and marketing expenses were $7.0 million for the three-month period ended September 30, 2007, an increase of $0.9 million, or 15.3%, from $6.1 million over the same period in 2006. For the nine-month period ended September 30, 2007 sales and marketing expenses were $19.6 million, an increase of $3.0 million, or 17.9%, over the same period for 2006. Sales and marketing expenses represented 30.6% of our net revenues for the three-month period ended September 30, 2007 and 33.7% of net revenues for the nine-month period ended September 30, 2007, down from 45.8% and 45.5% for the same three and nine-month periods in 2006.

The growth in sales and marketing expenses resulted primarily from our increased expenditures in online advertising programs in the amount of $0.8 million, a 24.6% increase over the three-month period ended September 30, 2006 and of $2.3 million, a 28.0% over the nine-month period ended September 30, 2006. Online advertising represented 17.4% and 18.4% of our net revenues in the three and nine-month period ended September 30, 2007 respectively, down from 24.1% and 22.9% for the same periods in 2006. Sales and marketing expenses also grew from 2006 to 2007 due to an increase in compensation costs in the amount of $0.2 million, or 29.0%, for the three-month period ended September 30, 2007 and $0.4 million, or 23.4%, for the nine-month period ended September 30 2007, driven by additional headcount and higher salaries to retain talent. Additionally, bad debt charges decreased by 6.3% for the three-month period ended September 30, 2007 when compared to the same period one year earlier, and increased by 1.6% for the first nine months of 2007 when compared to the same period of 2006.

General and administrative

Our general and administrative expenses were $3.5 million for the three-month period ended September 30, 2007, an increase of $1.4 million, or 68.1%, over the same period for 2006, and $9.0 million for the nine-month period ended September 30, 2007, an increase of $3.1 million, or 52.2%, over the same period during 2006. As a percentage of net revenues, our general and administrative expenses were 15.3% for the three-month period ended September 30, 2007, an improvement over the 15.7% for the same period in 2006 and 15.4% for the first nine months of 2007 compared to 16.1% for the same period of 2006.

The major component that drove growth in general and administrative expenses over the comparable periods for the previous year was $0.6 million in increased compensation costs during the three-month period ended September 30, 2007, a 61.0% rate of growth, and a $1.3 million increase in compensation costs, or a 44.0% rate of growth, during the nine-month period ended September 30, 2007. These added compensation costs primarily went to hire additional employees to support our growing business and public company requirements, together with higher salaries to retain talent. Additionally, outside service fees grew $0.4 million, or 79.5%, for the three-month period ended September 30, 2007 when compared to the same period during 2006, and $0.9 million, or 63.4%, for the first nine months of 2007 when compared to the same period of 2006, due to increased legal expenses, and as we incurred in additional costs associated with being a publicly traded company.

Other income (expenses)

Our other income (expense) were $1.8 million for the three-month period ended September 30, 2007, an increase of $1.1 million from other expenses of $0.7 million for the same period in 2006. For the nine-month period ended September 30, 2007 other expenses were $5.2 million, an increase of $2.6 million from $2.6 million during the same period for 2006. The increase during the three-month period ended September 30, 2007 was primarily a result of an increase of $0.7 million in expenses accrued to account for the increase in the fair value of warrants, up 310.0% to $1.0 million, from $0.2 million for the same period in 2006. Additionally expenses for foreign currency loss were $0.8 million, an increase of $0.7 million from $0.1 million for the same period in 2006. These expenses were partially offset by $0.4 million in interest income, up 327.7%, or $0.3 million, from $0.1 million for the same period during 2006. For the nine-month period ended September 30, 2007, the increase in other income (expenses) was also primarily attributable to $3.0 million in expenses accrued to account for the increase in the fair value of warrants, up 166.3% from $1.1 million for the same period in 2006, and $1.8 million in foreign currency loss, an increase of $1.7 million from $0.1 million for the same period in 2006. These charges were partially offset by a $0.7 million increase in interest income, up 390.5% from $0.2 million for the nine-month period ended September 30, 2006, to $0.9 million during the same period in 2007.

Income and asset tax

Our reported income and asset tax expense for the three-month period ended September 30, 2007 was $1.4 million compared to a reported tax expense of $0.4 million for the same period in 2006, an increase of $1.0 million, or 226.7%. For the nine-month period ended September 30, 2007 reported tax expense was $4.1 million compared to $1.6 million for the same period in 2006, an increase of $2.5 million, or 159.4%. Our effective tax rate as a percentage of income before income and asset tax was 33.5% for the three-month period ended September 30, 2007 and 48.4% for the nine-month period ended September 30, 2007.

Liquidity and capital resources

Our main cash requirements purchases of property and equipment relating to technology infrastructure and software applications. The significant components of our working capital are cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, and funds receivable from and payable to MercadoPago users. At September 30, 2007, our principal source of liquidity was $62.9 million of cash and cash equivalents, and short-term investments, provided for by our initial public offering as well as generated from our operations. We believe that the proceeds raised during our initial public offering and the cash to be generated from future operations will be sufficient to cover current and anticipated purchases of property and equipment and working capital needs for the foreseeable future.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2006 and 2007:

(In millions)	Nine-months Ended September 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$7.7	$3.7
Investing activities	(45.1)	(4.6)
Financing activities	44.4	0.0
Effect of exchange rates on cash and cash equivalents	0.4	0.1

Net increase (decrease) in cash and cash equivalents	$7.4	$(0.7)

Net cash provided by operating activities

Net cash from operating activities was $7.7 million for the nine-month period ended September 30, 2007 as compared to $3.7 million for the same period during 2006, an increase of $4.0 million or 110%. This improvement was primarily a result of an increase in net income before change in fair value of warrants of $7.0 million, to $7.4 million for the nine-month period ended September 30, 2007 when compared to $0.4 million for the same period of 2006. Additionally cash provided by operations was positively impacted by an increase of $1.2 million in funds payable to customers, up to $3.4 million for the nine months ended September 30, 2007, from $2.2 million during the same period of 2006. These increases in cash provided by operations were offset by cash used by operations, primarily an increase of $3.9 million in funds receivable from customers, up to $7.0 million for the nine months ended September 30, 2007 from $3.1 million for the same period of 2006.

Net cash used in investing activities

Net cash used in investing activities was $(45.1) million for the nine-months ended September 30, 2007 compared to $(4.6) million during the same period for 2006. Net cash used in investing activities resulted primarily from purchases of investments with the cash raised during our initial public offering, as part of our financial investment strategy.

Purchases of investments accounted for $(49.9) million of cash used in investing activities during the nine-month period ended September 30, 2007. This consumption of cash was partially offset during the first nine months of 2007 by proceeds from the sale of investments for $6.9 million. Net cash from investing activities was also affected by capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment, in the amounts of $2.1 million for the nine-month period ended September 30, 2007.

Net cash provided by financing activities

Cash provided from financing activities was $44.4 million as the issuance of common stock from our initial public offering provided for $49.6 million of cash from financing. During the issuance, we sold 2,608,696 shares of common stock to buyers at $18.00 per share less an underwriting discount of 4.5%. We also granted to the underwriters an option, exercisable for 30 days from August 9, 2007, to purchase up 391,304 additional shares at the public offering price less the underwriting discount. This option was exercised in full. Cash used in financing activities was $(9.0) million as we paid back principal from a loan outstanding with eBay, Inc.

Debt

We financed the acquisition of DeRemate, Inc. with a loan from eBay, Inc., one of our stockholders, in the amount of $12.0 million, secured by our assets, including equity interests we have acquired in DeRemate, Inc. The loan bore an interest rate of 7% per year, payable in November of each year. The loan matured at the issuance of securities during our initial public offering. At September 30, 2007, no principal and interest on the loan remained outstanding as we repaid the loan in full with a portion of the net proceeds of our initial public offering.

On occasion we finance certain working capital requirements of our MercadoPago operations in Brazil through loans with third parties backed by credit card receivables through an intermediary bank. These operations are accounted for as loans guaranteed by such receivables. As of September 30, 2007 we had $3.1 million in loans of this type.

Capital expenditures

Our expenditures in property and equipment consist primarily of purchases of hardware and software licenses necessary to maintain and update the technology of our platform, and to a lesser degree office equipment. These expenditures increased $0.4 million, or 25.3%, to $2.1 million for the first nine-months of 2007 as compared to $1.7 million for the same period of 2006.

We believe that our existing cash and cash equivalents, the net proceeds from our initial public offering and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and other obligations going forward.

Off-balance sheet arrangements

At September 30, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.

Recent accounting pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently analyzing the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial statements.

Fair value for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007.

This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently analyzing the impact that the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at September 30, 2007 are as follows:

	Payment due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	0.8	0.6	0.2	—	—
Purchase obligations	5.7	5.6	0.1	—	—
Total	$6.5	$6.2	$0.3	—	—

(1)	Includes leases of office space.

We do not have long-term debt obligations. We have leases for office space in certain countries where we operate. These are our only operating leases. Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

Item 3—Qualitative and quantitative disclosure about market risk

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

At September 30, 2007, our total cash and cash equivalents denominated in these foreign currencies totaled $5.3 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $19.7 million. To manage exchange rate risk, our treasury policy is that we transfer all cash and cash equivalents of our subsidiaries in excess of working capital requirements into dollar-denominated accounts in the United States. At September 30, 2007, these dollar-denominated cash and cash equivalents totaled $9.2 million. If the U.S. dollar weakens against foreign currencies, as occurred in many countries where we operate in the recent past, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies. During the nine-month period ending September 30, 2007, 58.6% of our revenues were denominated in Brazilian reais,

15.0% in Argentine pesos and 13.2% in Mexican pesos. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive and during the nine-month period ending September 30, 2007 we did not enter in any such hedging transactions.

The following table summarizes the distribution of net revenues based on geography:

	Nine-Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Brazil	$34.1	$22.0	$13.6	$7.6
Argentina	8.7	5.5	3.5	2.2
Mexico	7.7	5.0	2.7	1.8
Others	7.7	4.1	3.0	1.6

TOTAL	$58.2	$36.6	$22.8	$13.2

We have estimated that the year over year impact of exchange rate fluctuations on our results of operations for the three-month period ended September 30, 2007 resulted in higher net revenues of approximately $1.6 million and an increase in cost of net revenues and operating expenses of approximately $1.1 million. For net income we estimate an increase of $0.2 million for the three-month period ended September 30, 2007. These calculations were made taking the average monthly exchange rates for each month in the third quarter of 2006 and applying them to the corresponding months in 2007, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

Interest

Our earnings are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from discounting our MercadoPago receivables. Interest fluctuations could also negatively affect certain floating rate investments that we hold. At September 30, 2007, MercadoPago funds receivable from customers totaled approximately $17.2 million and we had no direct investments in variable interest rate instruments, but we had investments in money market funds that could invest in variable interest rate instruments. We believe that given this financial position the overall direct impact of significant interest rate variances would not be material and would not cause major disruptions to our operations.

At September 30, 2007 we no longer had any debt obligations outstanding that would be subject to interest rate risks.

Item 4—Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1—Legal Proceedings

General

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, are time consuming, can result in costly litigation, require significant amounts of management time, can result in the diversion of significant operational resources and could require expensive implementations of changes to our business methods to respond to these claims. See “Item--1A Risk Factors” for additional discussion of the litigation and regulatory risks facing our company.

At September 30, 2007, our total reserves for proceeding-related contingencies were approximately $0.7 million for 288 legal actions against us where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

As of September 30, 2007, we had 147 cases in litigation against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, at September 30, 2007 our Brazilian subsidiary had more than 1,090 cases still in litigation in consumer courts, where a lawyer is not required. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. We appealed the decision, but the preliminary injunction was not lifted. On August 16, 2007 we presented another appeal to the Superior Court of Justice, in Brasilia. Vintage filed an action requesting a permanent injunction on May 12, 2006, alleging the same facts as alleged in the preliminary injunction request. In September of 2006, a fine of approximately $157,000 was imposed on our Brazilian subsidiaries due to the alleged non-compliance of the preliminary injunction. We filed an appeal to the fine and requested its suspension pending a final adjudication on the merits. In October of 2006, the fine was suspended and on January 23, 2007, the fine was declared null and void. However, because our appeal of the preliminary injunction failed, in March of 2007, Vintage presented new petitions alleging non-compliance of the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against us, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 13, 2006. On July 4, 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When we are officially notified of the amount of the fine, we will present a new appeal against the application of the fine. On July 18, 2007 the judge set a conciliatory hearing for August 1, 2007. We attended the hearing but could not reach an agreement. On September, 14, 2007, the judge decided that (i) our Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. The decision maintained the injunction until such ruling is non-appealable. We presented a request that the injunction should be revoked, but it was rejected.

On April 6, 2006, Fallms Distribuição de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued our Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that our Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of our web site and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on our platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies. We were summoned in March of 2007 and presented our defense on March 14, 2007. In June of 2007, Fallms filed a petition to increase the fine imposed in the preliminary injunction, from approximately $200, to approximately $530 per day of noncompliance, based on alleged non-compliance by our Brazilian subsidiary. On July 2, 2007, we presented a petition requesting the judge to revoke the preliminary injunction. On July 25, 2007 the judge revoked the preliminary injunction. On the same date, the judge decided that (i) our Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs presented a request asking for clarification of the decision, but it was rejected. They may still present an appeal to that decision.

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

On June 11, 2007, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda., or Praetorium, sued our Brazilian subsidiary in the 4th Civil Court of the County of Belo Horizonte, State of Minas Gerais, Brazil. Praetorium alleged that our Brazilian subsidiary was infringing Praetorium’s copyrights as a result of our users selling allegedly counterfeit copies of Praetorium’s courses through the Brazilian page of our website. Praetorium seeks an injunction, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers containing the name of Praetorium was granted to Praetorium on July 11, 2007 giving us hours to comply. In addition to the preliminary injunction, a fine of approximately $5,300 per day of noncompliance was imposed up to a maximum of approximately $131,000 and a fine of approximately $530 was also imposed for each new product posted after July 13, 2007 containing the name of Praetorium and listed in the Brazilian page of our website. On August 3, 2007, we appealed the preliminary injunction to the State Court of Minas Gerais and presented our defense on August 8, 2007. On August 20, 2007 Sette Informações Educacionais Ltda. or Sette, sued our Brazilian subsidiary in the 4th Civil Court of the County of Recife, State of Pernambuco, Brazil. Sette alleged that our Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Sette’s courses through the Brazilian website. Sette seeks an injunction, fines, and compensatory and statutory damages. We presented our defense on October 5, 2007.

State Claim

On November 08, 2007 a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our web site, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre web site. We expect to present our defense within the next few weeks.

Tax Claim

On September 13, 2007 we paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 in fines, related to our Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. We had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment in our September 30, 2007 financial statements. Sao Paulo tax authorities have also asserted taxes and fines against us relating to the period 2005-2007 in an approximate additional amount of $5.9 million. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period.

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

Political and economic conditions in Venezuela may have an adverse impact on our operations.

We conduct significant operations in Venezuela, offering both our MercadoLibre marketplace and MercadoPago online payments solution, and have 14 employees who work in the country. Recently, the political and economic conditions have become increasingly volatile and unstable. Among other things, the government has announced plans to modify the nation’s constitution, including the possibility of unlimited re-elections. We cannot predict the impact of constitutional amendments on our business. Also, the Venezuelan National Assembly has granted President Hugo Chávez the power to rule by decree and allowed him the power to carry out the nationalization of certain businesses in the electricity, energy and telephony sectors and Mr. Chávez has already commenced nationalizing Venezuela’s largest telecommunications company. We cannot predict the economic and regulatory impact of President Chávez’s initiatives, or whether the Venezuelan government will extend nationalization to e-commerce related or other businesses that could impact our operations. Nationalization of electrical or other companies could reduce our or our customers’ access to services or increase the costs of providing or accessing our services.

In addition, the Venezuelan government has imposed foreign exchange and price controls on the local currency. These foreign exchange controls increase our costs to, and also limit our ability to, convert local currency into U.S. dollars and transfer funds out of Venezuela, and may have an adverse effect on our Venezuelan customers. For the nine-months ended September 30, 2007, we incurred foreign currency loss related to Venezuelan revenue of approximately $1.3 million, compared to approximately $0.2 million for the corresponding period in 2006, due to the increased costs of transferring funds out of Venezuela. We cannot predict the long-term effects of exchange controls on our ability to process payments from Venezuelan customers or on the Venezuelan economy in general. Recent political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, operations, financial condition and results of operations.

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

Underwriting discounts and commissions	$2,430,000
Finders fees	—
Expenses paid to or for our underwriters	$400,000
Other expenses	$1,596,760

Total expenses	$4,426,760

All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

The net proceeds to us of the Offering were approximately $49.6 million. We have used $9.5 million of the net proceeds to repay the total outstanding principal amount and accrued interest under the Loan and Security Agreement dated November 2, 2005, between us and eBay, Inc. Based on our review of SEC filings, eBay is the owner of more than 10% of our common stock. The remainder of the net proceeds has been invested in short-term, interest-bearing, investment-grade securities.

Item – 6 Exhibits

10.1	Summary of compensation plan for outside directors.

10.2	Form of Restricted Stock Award Agreement for Outside Directors.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC. Registrant

Date: November 14, 2007	By	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By	/s/ Nicolas Szekasy
Nicolas Szekasy
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

10.1	Summary of compensation plan for outside directors.

10.2	Form of Restricted Stock Award Agreement for Outside Directors.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.