Form 10-K
period 2007-12-31
MERCADOLIBRE INC
filed 2008-03-31
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33647

MercadoLibre, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0212790
(State of incorporation)	(I.R.S. Employer Identification Number)

Tronador 4890, 8th Floor

Buenos Aires, C1430DNN, Argentina

(Address of principal executive offices)

011-54-5352-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.001 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller reporting company  ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2007, held by those persons deemed by the registrant to be non-affiliates was approximately $0.

As of March 17, 2008, there were 44,226,563 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders scheduled for June 2008 to be filed with the Securities and Exchange Commission by no later than April 30, 2008, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and important factors in addition to those discussed elsewhere in this report that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including, among other things:

•	continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government regulation;

•	litigation and legal liability;

•	system interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends;

•	security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations; and

•	political, social and economic conditions in Latin America, and in particular, Venezuela.

Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.	BUSINESS

MercadoLibre, Inc. (together with its subsidiaries “us,” “we,” our or the “company”) hosts the largest online trading and payments platform in Latin America, called MercadoLibre and located at www.mercadolibre.com. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views during 2007. Additionally, we also operate online trading platforms in Costa Rica, the Dominican Republic and Panama. With a market of over 550 million people and a region with one of the world’s fastest-growing Internet penetration rates, we provide buyers and sellers a robust online trading environment that fosters the development of a large and growing e-commerce community. We offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online trading platform in Latin America.

We offer our users two principal services:

•

The MercadoLibre marketplace: The MercadoLibre marketplace is a fully-automated, topically-arranged and user-friendly online trading service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified advertisements, our registered users can also list and purchase motor vehicles, vessels, aircraft, real estate and services. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services.

•

The MercadoPago online payments solution: To complement the MercadoLibre marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online.

During 2007, visitors to our web site were able to browse an average of over 1.4 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2007, we had over 24.9 million confirmed registered MercadoLibre users. For 2007 we had 2.0 million unique sellers, 5.5 million unique buyers and 17.5 million successful items sold.

History of MercadoLibre

In March of 1999, Marcos Galperín, our co-founder and Chief Executive Officer, while working towards his master’s degree in business administration from Stanford Business School, wrote our business plan and began to assemble a team of professionals to implement it. We were incorporated in Delaware in October of 1999.

We commenced operations in Argentina in August of 1999, and began operations in other countries subsequently. The following table shows the timeline of different launches and events in each country:

	Country	Launch date	Office opening	MercadoPago
1	Argentina	August 1999	July 1999	November 2003
2	Brazil	October 1999	September 1999	January 2004
3	Mexico	November 1999	October 1999	January 2004
4	Uruguay	December 1999	September 2004	N/A
5	Colombia	February 2000	January 2000	December 2007
6	Venezuela	March 2000	March 2000	April 2005
7	Chile	March 2000	April 2000	September 2007
8	Ecuador	December 2000	N/A	N/A

	Country	Launch date	Office opening	MercadoPago
9	Peru	December 2004	N/A	N/A
10	Costa Rica	November 2006	N/A	N/A
11	Dominican Republic	December 2006	N/A	N/A
12	Panama	December 2006	N/A	N/A

Our business is organized using the same technological platform in each country where we operate. However, we run the MercadoLibre marketplace in each country as a separate marketplace with no interaction with the marketplaces of other countries.

We received two rounds of financing in addition to our initial seed funding. The first round, carried out in November of 1999, raised $7.6 million from investors that included J.P. Morgan Partners BHCA L.P., Flatiron Fund entities and Hicks, Muse, Tate & Furst. The second round of financing occurred in May of 2000 and raised $46.7 million from, among others, Goldman Sachs entities (GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P. and Goldman Sachs & Co. Verwaltungs GmbH), Capital Riesgo Internet SCR S.A. (CRI Banco Santander Central Hispano), GE Capital Equity Investments, Inc., J.P. Morgan Partners BHCA L.P. and Hicks, Muse, Tate & Furst.

In September of 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American online trading community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. The agreement governing our strategic alliance with eBay expired on September 24, 2006. Even though eBay is one of our stockholders, with the termination of this agreement, there are no contractual restrictions upon eBay becoming one of our competitors. See “Risk Factors—Risks related to our business—We operate in a highly competitive and evolving market, and therefore face potential reductions in the use of our service.”

In November of 2002, we acquired certain key strategic assets of Lokau.com, a competing Brazilian online trading platform and we incorporated all registered users of Lokau.com into our platform.

In November of 2005, we acquired certain operations of a regional competitor in online trading, DeRemate.com Inc., including all of its operations in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela and the majority of shares of its subsidiaries (except for its Argentine and Chilean subsidiaries, which operate under the control of certain previous stockholders of DeRemate), for an aggregate purchase price of $12.1 million, net of cash and cash equivalents acquired. This acquisition increased our user base by approximately 1.3 million confirmed registered users and solidified our market leadership position in Brazil, Mexico, Venezuela, Colombia, Peru, and Uruguay.

In August 2007, we completed our initial public offering pursuant to which 3,000,000 shares of common stock were sold by us and 15,488,762 were sold by certain selling stockholders, resulting in net proceeds to us of approximately $49.6 million.

In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of CMG, Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The purchase price for the shares of CMG and its subsidiaries was $19 million, subject to certain escrows and working capital adjustment.

Our strategy

We seek to serve people in Latin America by offering an online marketplace and electronic payment service that can improve the quality of life of those who use it, while creating significant value for our stockholders. We serve our buyers by giving them access to a broader and more affordable variety of products and services than those available on other online and offline venues. We serve our sellers by allowing them to reach a larger and more geographically diverse user base at a lower overall cost and investment than offline venues, which enables them to build businesses. At the same time, we provide payment settlement services to facilitate such transactions. More broadly, we strive to turn inefficient markets into more efficient ones and in that process we generate value for our stockholders. To achieve these objectives, we pursue the following strategies:

•

Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential client base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by entering into new countries and category segments, and, when possible and advantageous, through potential strategic acquisitions of key businesses and assets.

•

Increase monetization of our transactions. We have focused and will continue to focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we receive from transactions on our platform. Some of these initiatives include increasing our fee structure, and selling advertising and Internet marketing services on our platform. Additionally, we intend to take advantage of the natural synergies that exist between our marketplace and payments service by promoting increased use of MercadoPago so that it becomes the preferred online payment method on and off our platform.

•

Enhance brand awareness. We believe that enhancing awareness of the MercadoLibre brand is important to achieve our business objectives. We intend to continue to promote, advertise and increase recognition of our brand through a variety of marketing and promotional campaigns. These may include marketing agreements with companies with significant online presence and advertising through traditional media, such as cable television. We may also use leading web sites and other media such as affiliate programs, banner advertisements and keyword searches. In addition, by enhancing our e-commerce community experience, we believe we will promote brand awareness through word of mouth.

•

Focus on user loyalty and web site enhancement. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users. We intend to do so by maintaining an appealing and convenient platform for e-commerce, improving the functionality of our web site to deliver a more efficient user experience and providing our users with the help of a dedicated customer support department. We employ a number of programs aimed at fostering customer loyalty and repeated purchases, such as our MercadoLider loyalty program for high-volume sellers, our targeted and segmented direct marketing program, and MercadoPago special promotions awarding interest-free installments.

•

Increase operational efficiency. We believe that our business model is an advantage in competing with traditional online and offline retailers as we do not require a physical showroom or storage locations and do not actually process the orders. We plan to maximize this advantage by achieving economics of scale, maintaining controls on overhead costs and reducing variable costs whenever possible.

•

Continue to develop innovative and creative solutions. We intend to continually enhance our trading platform in order to better serve both individuals and businesses that want to buy or sell goods and services online. We intend to continue investing to develop new tools and technologies that facilitate e-commerce on our platform and improve our users’ online experience on MercadoLibre, while addressing the distinctive cultural, geographical and other challenges of online trading in Latin America.

•

Serve our dynamic and active user community. We seek to operate MercadoLibre as an open and trusted Web-based marketplace where users can access a broad market of products. We believe in treating our users with respect by applying a consistent set of policies that reinforce good online and offline behavior within our user community. We also seek to offer superior customer care in order to maintain the loyalty and satisfaction of our active user base.

The MercadoLibre marketplace

The MercadoLibre marketplace is an Internet-based trading platform where buyers and sellers can meet, exchange information and complete e-commerce transactions for a wide range of goods and services using either a fixed-price sale or an auction-based format. The MercadoLibre marketplace also allows sellers to list motor vehicles, vessels, aircraft, real estate and services on our online classified section. The MercadoLibre marketplace offers buyers a large selection of new and used items that are often more expensive or otherwise hard to find through traditional offline sellers, such as brick-and-mortar retail establishments, offline classified advertisements, community bulletin boards, auction houses and flea markets. We believe that the MercadoLibre marketplace allows sellers to reach a large number of potential buyers more cost-effectively than through traditional offline commerce channels.

The MercadoPago online payments solution

Our online payments service is called MercadoPago and is currently available to MercadoLibre users in each of Argentina, Brazil, Mexico and Venezuela and to users in Chile and Colombia who choose to register in MercadoLibre and MercadoPago or in MercadoPago only. MercadoPago was launched as an escrow product in Argentina in November of 2003 and then was gradually introduced in Brazil, Mexico and Venezuela. In September 2007 we introduced our new direct payments product in Chile and in December 2007 in Colombia. During the year ended December 31, 2007, our users paid approximately $158.0 million for items by using MercadoPago, which represented 10.5% of our gross merchandise volume for that year. During 2006, our users paid approximately $ 89.0 million for items by using MercadoPago, which represented 8.3% of our gross merchandise volume for that year. MercadoPago enables any individual or business registered with MercadoLibre to securely and easily send and receive payments online for MercadoLibre marketplace items.

Direct payments product

During 2007 and the first quarter of 2008, we introduced an improved version of MercadoPago, a direct payments product, in Chile (September), Colombia (December), and Argentina (February, 2008). This version of MercadoPago, which is scheduled for roll-out in Brazil, Mexico and Venezuela during 2008, eliminates the escrow component and simplifies the payment of transactions in the MercadoLibre marketplace.

The direct payments product also allows users who are not registered with the MercadoLibre marketplace to send and receive payments to each other as long as they register on MercadoPago. Furthermore, direct payments offers online sellers who accept MercadoPago as a means of payment on their web sites the ability to provide to their customers a MercadoPago shopping cart that streamlines the shopping and payment processes. We believe that the ease of use, safety and efficiency that the MercadoPago shopping cart offers will allow us to generate additional business from Web merchants that sell items outside the MercadoLibre marketplace. We believe that there is a significant business opportunity to increase use of MercadoPago as a payment mechanism in and outside of the MercadoLibre marketplace.

Direct payments offers two different types of accounts for sellers. A personal account that is available to all users and withholds payments for 14 days to ensure the security of the transaction; and a professional account available to users with good track record or who complete a credit scoring process, who may withdraw their payments two days after receiving them. We expect the majority of our high volume sellers to obtain a professional account improving the speed of the transaction versus the escrow method, in the countries where direct payments is available.

In addition to improved usability, direct payments also has a different pricing structure from the one we have for escrow. The price for purchases made in single installments will be charged to the seller as opposed to the buyer, in the case of our escrow product. The commission charged will vary by country, ranging from 6.0% to 10.0%. For purchases made in installments, the seller will continue to be charged the single installment fee, but in addition to that, the buyer will be charged between approximately 5.0% and 47.0% of the purchase price as a financing fee (depending on the country and number of installments).

MercadoPago strategy

Our improved version of MercadoPago will seek to increase adoption and penetration of MercadoPago among MercadoLibre marketplace users. In the countries where MercadoPago was available, during 2007 approximately 48% of the MercadoLibre marketplace’s listings accepted MercadoPago for payments and 10.5% of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. Beyond launching direct payments, in order to strengthen MercadoPago’s penetration into the online payments activity of the MercadoLibre marketplace, we will also continue our marketing efforts on our web site, further integrate MercadoPago payment options into MercadoLibre marketplace listings and develop new product features to enhance our users’ experience.

We also seek to foster adoption of our new version of MercadoPago outside the MercadoLibre platform. Direct Payments will allow online sellers to use MercadoPago as to facilitate checkout and payment processes in their web site and also enable users to simply transfer money to each other.

At December 31, 2007, MercadoPago was available in local currency in each of Argentina, Brazil, Chile, Colombia, Mexico and Venezuela. We plan to gradually introduce MercadoPago in countries where it is not yet available in order to provide our users with our online payments solution and further monetize our business.

Marketing

Our marketing strategy is to promote the MercadoLibre brand and grow our platform by attracting new users and promoting more frequent trading by our existing users. To this end, we employ various means of advertising, including leading portals, our affiliates program, cable television, paid positioning in leading search engines, search engine optimization and off-line events. Our investment in online and offline marketing activities was $9.2 million for 2005, $13.9 million for 2006 and $17.1 million during 2007.

Specifically, we rely mostly on online advertising to promote our brand and attract potential buyers and sellers to our web site. Our online activities focus on:

•

Negotiating and signing agreements with portals and web sites that we believe could reach our target audience. These agreements allow us to purchase online advertising positions where we can market ourselves and show our promotions to potential users.

•

Actively managing our “MercadoSocios” program, an affiliates program that financially rewards site owners for directing new users to our platform who ultimately register with and conduct transactions on MercadoLibre. The MercadoSocios program is available in all countries where we operate, except Ecuador, Uruguay, Costa Rica, Dominican Republic and Panama. With our MercadoSocios program any site owner can place a link to our web site with a pre-approved icon that we provide. If an Internet user clicks on the link, arrives at our web site, registers as a user and completes transactions on our platform, we compensate the site owner. For each new registered user that completes a transaction on our platform, we pay the site owner that directed the user to us a fee per active registered user and a percentage of the commissions that that user pays us for transactions carried out in the first 30 days after that user registered.

•

Investing in preferential placing on the most popular search engines in each country where we operate, such as Google and Yahoo Search. We purchase advertising space next to the results of certain keyword searches related to our activities.

•	Structuring our web site so that it appears among the top natural results for certain keyword searches.

Since 2005, we have been running an annual cable television commercial campaign on a regional basis to increase brand awareness and recognition. We believe that cable television subscribers in Latin America offer an attractive demographic group based on both socio-economic profiling and the high penetration of Internet usage among cable television subscribers. During 2007, our cable media campaign ran from April to December.

In addition to online and television advertising, we seek to reinforce our brand and increase transaction levels within the existing MercadoLibre user base through activities such as permission-based e-mail marketing and special promotions on our web site. We utilize information regarding our users’ past bids, sales and purchases in order to better target the messages that we communicate through these activities.

We also conduct a variety of initiatives that focus on attracting and training sellers. We organize events such as “MercadoLibre Universities” and seller meetings in all countries where we have an office. MercadoLibre Universities are full-day sessions of approximately 100 to 250 new users where we teach how to buy and sell on the MercadoLibre marketplace. During seller meetings we teach sellers with high-potential or with MercadoLider status more advanced selling techniques and allow them to discuss issues of interest with our employees. Additionally, certain seller activities are streamed over the Internet to reach a larger audience than is possible in live meetings. We also participate in trade shows in order to build brand awareness and attract potential sellers.

The positioning of the MercadoLibre brand among Internet users is one of our key marketing concerns, and our goal is to position MercadoLibre’s name and concept as a trustworthy platform in the public’s mind. We conduct surveys every year in our key markets to gauge the position of our brand in the minds of consumers. We consistently appear at the top of these surveys in areas such as consumer recall and preference for e-commerce and online trading sites. We believe these ratings are the result of the quality of our product and our marketing efforts.

Product development

At December 31, 2007, we had 129 employees on our information technology and product development staff, including those who work in our MercadoPago operations. We incurred product development expenses (including salaries) in the amount of $2.2 million for 2005, $3.1 million for 2006 and $ 4.4 million for 2007. We also incurred information technology capital expenditures, including software licenses, of $1.9 million for 2005, $2.2 million for 2006 and $2.3 million for 2007.

We work permanently to improve both our MercadoLibre marketplace and MercadoPago platforms so that they better serve our users’ needs and work more efficiently. A significant portion of our information technology resources is allocated to these purposes. We strive to keep the right balance between offering new features and enhancing the existing functionality and architecture of our software and hardware.

The development of new and improved features usually begins by listening to the suggestions of our community of buyers and sellers. We hold meetings periodically with both regular and highly active users to obtain feedback regarding our services and suggestions and ideas relating to possible additional features on the MercadoLibre marketplace and MercadoPago. We also receive suggestions from our chat rooms and bulletin boards. Additionally, we monitor the market for new features, formats and elements that could be adapted to our platform to improve our users’ experience.

We place significant importance in the testing and implementation phase of newly developed features. After an internal team of testers ensures that new features and upgrades are working properly, we typically involve a select group of users in testing these features before we release them to the general public. Through this process we receive feedback and suggestions on how to perfect the final details of a feature. Additionally, we typically introduce new features country by country, in order to isolate and resolve any potential problems and release improved versions to subsequent countries.

The adequate management of the MercadoLibre and MercadoPago software architecture and hardware requirements is as important as introducing more and better features for our users. Because our business grows relatively fast, we must ensure that our systems are capable of absorbing this incremental volume. Therefore, our engineers work to optimize our processes and equipment by designing more effective and efficient ways to run our platforms.

We develop most of our software technology in-house. Since our inception in 1999, we have had a development center in Buenos Aires where we concentrate the majority of our development efforts. In June of 2007, we also launched a second development center in the province of San Luis in Argentina. The center is a collaborative effort with the Technological University of La Punta. In this effort, the university offers us access to dedicated development facilities and a recruiting base for potential employees.

While we have developed most of our software technology in-house, we also outsource certain projects to outside developers. We believe that this process allows us to have a greater operating capacity and strengthen our internal know-how by incorporating new expertise to our business. In addition, our team of developers frequently interacts with technology suppliers and attends technology-related events to be familiar with the latest inventions and developments in the field.

We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to make substantial expenditures to modify or adapt our services or infrastructure. See “Risk Factors—Risks related to our business—Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner, and on the continued market acceptance of our products and services.”

Seasonality

Like most retail businesses, we experience the effects of seasonality in all our operating territories throughout the calendar year. Although much of our seasonality is due to the Christmas season, the geographic diversity of our operations helps mitigate the seasonality attributed to summer vacation time (i.e. southern and northern hemispheres) and national holidays.

Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season (see “Management Discussion and Analysis of Financial Conditions and Results of Operations – Seasonality” for more detail). Unlike the northern hemisphere, the first quarter of the year is our slowest period. The months of January, February and March normally correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela, the slowest months of which are the summer months of July, August and September.

Competition

The market for trading over the Internet is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We currently or potentially compete with a number of other companies. Our direct competitors include various online sales and auction services, including DeRemate in Chile and Argentina, MasOportunidades.com in Argentina, and a number of other small services, including those that serve specialty markets. We also compete with businesses that offer business-to-consumer online e-commerce services such as B2W in Brazil, and with shopping comparison sites, such as Buscape and Bondfaro, located throughout Latin America. In the classified market although no regional competitor exists, local players have important positions in certain significant markets such as Webmotors in Brazil, DeAutos in Argentina, and Auto Plaza in Mexico. In the payments market, few competitors have emerged. The principal players among these competitors are DineroMail and a recently launched Universo Online venture named Pag Seguro.

In addition, we face competition from a number of large online communities and services that have expertise in developing online commerce and facilitating online interaction. Some of these competitors, including Google, Amazon.com, Microsoft and Yahoo! currently offer a variety of online services, and certain of these companies may introduce online trading to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as large newspaper or media companies, may also seek to compete in the online listing market.

In September of 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American online trading community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. The agreement governing our strategic alliance with eBay expired on September 24, 2006. Even though eBay is one of our stockholders, with the termination of this agreement, there are no contractual restrictions upon eBay competing with us.

Intellectual property

We regard the protection of our copyrights, service marks, trademarks, domain names, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have entered into confidentiality and invention assignment agreements with our employees and certain contractors. We have also established non-disclosure agreements with our employees, strategic partners and some suppliers in order to limit access to and disclosure of our proprietary information.

We pursue the registration of our trademarks and service marks in each country where we operate, in the United States and in certain other Latin American countries. Generally, we register the name “MercadoLibre,” “MercadoLivre,” “MercadoPago” and “MercadoSocios” as well as our handshake logo, in each country where we operate. As part of our acquisition of DeRemate, we acquired the trademarks of DeRemate throughout the countries where it operates, except for Chile and Argentina, as well as certain other jurisdictions. As part of our acquisition of CMG, we acquired the trademarks of CMG throughout the countries where it operates.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, and Salesforce.com Inc., the suppliers of key database technology, the operating system and specific hardware components for our services.

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights by allowing sellers to list certain items on MercadoLibre. See “—Legal proceedings” below and “Risk factors—Risks related to our business—We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre marketplace.”

Employees

The following table shows the number of our employees at December 31, 2007.

Country	Number of employees
Argentina	550
Brazil	298
Colombia	16
Chile	10
Mexico	31
Uruguay	4
Venezuela	23

Total	932

We manage operations in the remaining countries remotely and electronically from our headquarters in Argentina.

Our employees in Brazil are represented by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”). We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, retain, develop and compensate our employees.

We are very proud of our employees and believe that our team is one of the most important assets of our business. We believe that our employees are among the most knowledgeable in the Latin American Internet industry, and they have developed a deep understanding of our business and e-commerce in general. We have attracted and retained outstanding individuals over the years. A significant portion of our personnel has been with the company for several years, and we strive to bring more talent by hiring individuals with an Internet-related background and experience. Similarly, our future success will depend on our ability to attract and retain capable professionals. See “Risk factors—Risks related to our business—We depend on key personnel, the loss of which could have a material adverse effect on us.”

In order to support our Human Resources department, we implemented SAP’s human resources module across our business. We believe this will allow us to centralize our employee database and important human resources functions, such as payroll processing, to improve our controls and reduce certain administrative costs.

Government regulation

A variety of laws, decrees and regulations govern our main activities in the countries where we operate. In Argentina, we are subject to e-commerce laws such as Resolution N°104/05 adopted by the Ministry of Economy and the Argentine Consumer Protection Agency, which establishes certain information requirements for Internet providers. We are also subject to Law N°25,326, as amended, and its corresponding regulations, which mandate the registration of databases with the Data Protection Agency and regulate, among other things, the type of information that can be collected, and how information can be used. In Brazil, we are subject to Law N°9,507, as amended, and its corresponding regulations, which establish, among other things, privacy requirements and the Habeas Data process, recognizes consumers’ rights to access, modify and know information collected in databases. In Chile, we are subject to Law N°19,628, as amended, and its corresponding regulations, which establish, among other things, consumers’ rights to access, modify and know information collected in databases. In Mexico, we are subject to the Ley Federal de Protección al Consumidor (Consumer Protection Federal Law), which establishes certain provisions for e-commerce transactions. We are also subject to a decree adopted on June 7, 2000 that amended and introduced provisions in the Mexican Commercial Code, Civil Federal Code and Consumer Protection Law, addressing different issues related to e-commerce, consumer affairs, digital signatures and electronic messages. In Mexico, we are also subject to law NOM-151-SCFI-2002, which establishes certain required commercial practices related to the conservation of messages with data.

We believe that the agency-based structure that we currently use for MercadoPago allows us to operate this service without obtaining any governmental authorizations or licenses or being regulated as a financial institution in the countries where we offer MercadoPago. However, as we continue to develop MercadoPago, we may need to secure governmental authorizations or licenses or comply with regulations applicable to financial institutions in the countries where we offer this service.

There are laws and regulations that address foreign currency and exchange rates in every country where we operate. We need governmental authorization to pay invoices to a foreign supplier or send money abroad only in Venezuela due to foreign exchange restrictions. See “Risk factors—Risks related to doing business in Latin America—Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls” for more information.

At May 15, 2007, the Argentine Ministry of Economy approved MercadoLibre S.A., our wholly owned Argentine subsidiary as a beneficiary of the Argentine Regime to promote the software industry. Benefits of receiving this treatment include a 70% discount on mandatory Argentine labor taxes, a 60% reduction of Argentine income tax and a fixed federal tax rate in Argentina at the rate effective in April of 2007 until September of 2014.

Segment and Geographic Information

For an analysis of financial information about our segments as well as our geographic areas, see Note 7, Segments to our Consolidated Financial Statement included elsewhere in this report.

Offices

We are a Delaware corporation incorporated on October 15, 1999. Our registered office is located at 15 East North Street, Dover, Delaware. Our principal executive offices are located at Tronador 4890, 8th floor, Buenos Aires, Argentina, C1430DNN. Our telephone number is +54 11 5352-8000.

Available Information

We maintain a web site, http://www.mercadolibre.com, which contains additional information concerning our company. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees are also available on our web site and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Tronador 4890, 8th floor, Buenos Aires, Argentina, C1430DNN. Information on or connected to our web site is neither part of nor incorporated into this report on Form 10-K or any other SEC filings.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock. Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. The risks and uncertainties described below are not the only ones facing us. Other risks that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

Risks related to our business

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

In addition, the Internet may not be commercially viable in Latin America in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. The infrastructure for the Internet may, however, not be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements. In addition, the Internet could lose its viability due to delays in telecommunications technological developments, or due to increased government regulation. If telecommunications services change or are not sufficiently available to support the Internet, response times would be slower, which would adversely affect use of the Internet and our service in particular.

Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner, and on the continued market acceptance of our products and services.

We plan to expand our operations by developing and promoting new and complementary services. We may not be able to expand our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by consumers could damage our reputation and diminish the value of our brand name. To expand our operations we will also need to spend significant amounts in development, operations and other resources, and we would place strain on our management, financial and operational resources. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

Internet regulation in the countries where we operate is scarce, and several legal issues related to the Internet are uncertain. We are subject to a number of other laws and regulations, and governments may enact laws or regulations that could adversely affect our business.

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

As our activities and the types of goods listed on our web site grow, regulatory agencies or courts may argue or rule that we or our users must either obtain licenses or not be allowed to conduct business in their jurisdiction, either with respect to our services in general or only relating to certain items, such as auctions, real estate and motor vehicles. For example, numerous jurisdictions, including Brazil and Argentina, have regulations regarding “auctions” and “auctioneers” and the handling of property by “secondhand dealers” or “pawnbrokers.” Attempted enforcement of these laws against us or our users and other regulatory and licensing claims could result in expensive litigation or could require us to change the way we or our users do business. Any changes in our or our users’ business methods could increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

Our business is dependent on Internet users listing and purchasing their items and services on our Internet platform. Therefore, we depend on the commercial activity, including both sales and purchases that our users generate. We do not choose which items will be listed, nor do we make pricing or other decisions relating to the products and services bought and sold on our platform. Therefore, the principal drivers of our business are largely outside of our control, and we depend on the continued preference for our platform of millions of individual users.

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

More specifically, we are aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded on the MercadoLibre marketplace. As a consequence of these transactions, we have at times been subject to fines in Brazil for certain users’ sale of products that have not been approved by the government. We cannot assure that we will successfully avoid civil or criminal liability for unlawful activities that our users carry out through our service in the future. If we suffer potential liability for any unlawful activities of our users, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things, which we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection program to buyers who meet certain conditions. Although the number of claims that we have paid through this program is not currently significant, payments made during 2007 totaled $0.1 million, we may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them.

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

Even though we monitor listings on our web sites, we are not able to detect every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed and/or sold through the MercadoLibre marketplace infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work in coordination and cooperation with the intellectual property rights owners to eliminate allegedly infringing items listed in the MercadoLibre marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we may suspend the account of any user who infringes third-party intellectual property rights. Despite all these measures, an allegation of infringement could result in litigation against us.

Specifically, allegations of infringement of intellectual property rights have already resulted in claims against us from time to time, including litigation in Brazil brought by Cartier International B.V., Montblanc Simplo Gmbh, Richemont International S.A., Puma Sports Ltda., Lacoste do Brasil Indústria e Comrcio Ltda., Sporloisirs S.A., Qix Skateboards Indústria e Comrcio Ltda, Vintage Denim Ltda., Editora COC Empreendimentos Culturais Ltda., Barros Fischer e Associados Ltda., Fallms Distribuição de Fitas Ltda., 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Limitada, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensāo e Direito Ltda., Sette Informações Educacionāis Ltda., Serasa S.A. and Botelho Industria e Distribuiçāo Cinematográfica Ltda. While we have been largely successful to date in settling existing claims by agreeing to monitor the brands and have not paid any damages, the current lack of laws regarding the Internet results in great uncertainty as to the outcome of any future claims. We continue to have outstanding litigation and, although we intend to defend each of these claims, we cannot assure you that we will be successful. This type of litigation is expensive for us, could result in damage awards or increased costs of doing business through adverse judgments or settlements, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

Additionally, if the public perception were that counterfeit items are commonplace on our site, it could damage our reputation and our business.

It is also possible that third parties could bring claims against online services companies for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through their services. Other online services companies are facing several lawsuits for this type of liability. As mentioned previously, the liability of online services companies for content hosted, information carried on or disseminated through their services is currently unclear in the Latin American countries where we operate. This could allow for claims being made against us by purportedly aggrieved third parties. For example, the MercadoLibre service contains a User Feedback feature, which includes reviews and ratings from users regarding the reliability of other users in paying or delivering goods sold in a transaction promptly. Although users generate all the feedback, it is possible that a party could bring a claim for defamation or other injury against us for content posted through the User Feedback feature. If we or other online services providers are held liable or potentially liable for information carried on or disseminated through our services, we may have to implement measures to reduce our exposure to this liability. Any measures we may need to implement may involve spending substantial resources and/or to discontinuing certain services. Any such costs that we incur as a result of liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition. In addition, attention to liability issues, lawsuits and legislative proposals could impact the growth of Internet use, and subsequently have a negative impact on our business results.

We have only recently achieved profitability in a new and rapidly evolving market, and we may not continue to be profitable.

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

Furthermore, as a result of our limited operating history, the emerging nature of the markets in which we compete, the increased variety of services offered on our web site and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and substantially all of our net revenues for each quarter are derived from listing fees, optional feature fees, final value fees, commissions on MercadoPago payments and advertising that are earned during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

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

We must constantly add new hardware, update software, enhance and improve our billing and transaction systems, and add and train new engineering and other personnel to accommodate the increased use of our web site and the new products and features we regularly introduce. This upgrade process is expensive, and the increasing complexity and enhancement of our web site results in higher costs. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services and delays in reporting accurate financial information.

Our revenues depend on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our web site would harm our business and our ability to collect revenue.

Furthermore, we may need to enter into relationships with various strategic partners, web sites and other online service providers and other third parties necessary to our business. The increased complexity of managing multiple commercial relationships could lead to execution problems that can affect current and future revenues, and operating margins.

Our current and planned systems, procedures and controls, personnel and third party relationships may not be adequate to support our future operations. Our failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

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

Our most senior executive officers have been with us since 2000 or before, providing us with a stable and experienced management team. The loss of the services of any of these executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. We do not have employment agreements with any of our key technical personnel other than our senior executives (whose agreements are for an undetermined period and establish general employment terms and conditions) and maintain no “key person” life insurance policies. The option grants to most of our senior management and key employees are fully vested. Therefore, these employees may not have sufficient financial incentive to stay with us. Consequently we may have to incur costs to replace key employees who leave and our ability to execute our business model could be impaired if we cannot replace them in a timely manner.

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

Currently our revenues depend primarily on listing, optional feature and final value fees that we charge to our sellers for listing and upon selling their items and services, which together represented 88.4% of our revenues for 2005, 85.0% for 2006 and 80.5% for 2007 (the remainder of our revenues consist of advertising revenues and MercadoPago revenues). Our platform depends upon providing access to a large market at a lower cost than other comparable alternatives. If market conditions force us to substantially lower our listing or final value fees or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be adversely affected.

MercadoPago is subject to similar market pressure on the commissions charged for provision of its service.

We are subject to consumer trends and could lose revenue if certain items become less popular.

We derive substantially all of our revenues from fees charged to sellers for listing products for sale on our service, fees charged to sellers who purchase optional features, fees from successfully completed transactions and fees for making payments through MercadoPago. Our future revenues depend on continued demand for the types of goods that users list on the MercadoLibre marketplace. The popularity of certain categories of items, such as cellular telephones, other electronics, toys, clothing and sporting goods, among consumers may vary over time due to perceived availability, subjective value, and trends of consumers and society in general. A decline in the demand for or popularity of certain items sold through the MercadoLibre marketplace without an increase in demand for different items could reduce the overall volume of transactions on the MercadoLibre service, resulting in reduced revenues. In addition, certain consumer “fads” may temporarily inflate the volume of certain types of items listed on the MercadoLibre marketplace, placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.

The success of eBay and other e-commerce companies is not an indication of our future financial performance.

Several companies that operate e-commerce web sites, such as eBay, have been successful and profitable in the past. However, we operate in a business environment that is different from eBay’s and other e-commerce companies operating outside of Latin America. These differences include the smaller size of the national markets, lower Internet adoption rates, lower confidence in remote payment mechanisms and less reliable postal and parcel services. Therefore, you should not interpret the success of any of these companies as indicative of our financial prospects.

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

We incur losses from claims that customers did not authorize a purchase, from buyer fraud and from erroneous transmissions. For 2006, MercadoPago’s transaction loss arising from charge backs from unrecognized credit card payments totaled $1.2 million, representing 1.3% of MercadoPago’s total payment volume and 15.8% of net revenues of MercadoPago. For 2007, this loss totaled $0.9 million, representing 0.6% of MercadoPago’s total payment volume and 5.9% of net revenues of MercadoPago. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive they could result in MercadoPago losing the right to accept credit cards for payment. If MercadoPago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding the MercadoPago accounts. We have taken measures to detect and reduce the risk of fraud on MercadoPago, such as running address verification system (AVS) and card security code (CSC)

checks in some countries, asking users to fax extra documentation for higher risk transactions, caps on overall spending per users and data mining to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.

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

MercadoPago competes with existing online and offline payment methods, including, among others, banks and other providers of traditional payment methods, particularly credit cards, checks, money orders, and electronic bank deposits; international online payments services such as Paypal and Google Checkout, and local players such as DineroMail in Argentina, Chile, Colombia and Mexico, and PagSeguro in Brazil; money remitters such as Western Union; the use of cash, which is often preferred in Latin America; and offline funding alternatives such as cash deposit and money transmission services. Some of these services may operate at lower commission rates than MercadoPago’s current rates.

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

We are currently in the process of rolling out a new fee scale and structure for MercadoPago, in order to achieve better monetization of transactions. While we have already launched the new fee scale in Colombia and Chile, we anticipate to roll out this new fee scale to all markets where we operate during 2008. Customers may not accept this new fee structure, which could result in decreased use of MercadoPago, and therefore, have the opposite effect as the one intended. In addition, the transition to the new system may not be a smooth one. The occurrence of any of these events could adversely affect our business.

We continue to expand MercadoPago’s services internationally. We have no experience with the online payments business in Costa Rica, the Dominican Republic, Ecuador, Panama, Peru or Uruguay. In order to introduce MercadoPago in some countries we may require a close commercial relation with one or more local banks. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.

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

MercadoPago pays significant transaction fees when senders fund payment transactions using credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 67.2% and 72.8% of MercadoPago’s payment volume using credit cards during 2006 and 2007, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us.

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

Since 2001, eBay has been subject to a lawsuit alleging infringement of patents relating to online consignment auction technology, multiple database searching and electronic consignment systems. In September 2001, MercExchange LLC filed a complaint against eBay and their subsidiaries in the U.S. District Court for the Eastern District of Virginia alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial and jury verdict, in August 2003, the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest, but refused to grant an injunction. eBay appealed the verdict and judgment in favor of MercExchange, and MercExchange filed a cross-appeal. In May, 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court ruled that an outright denial of an injunction in a patent case is not appropriate, and remanded the case to the district court for further proceedings. On August 28, 2006, MercExchange renewed its motion for a permanent injunction in the U.S. District Court for the Eastern District of Virginia. Final briefs on such motion were filed in March 2007, and in July 2007, the U.S. District Court for the Eastern District of Virginia denied MercExchange’s motion for permanent injunction. MercExchange subsequently entered a notice of appeal. In December 2007, the court entered judgment for MercExchange for $25 million plus prejudgment and post judgment interest. eBay subsequently entered a notice of appeal.

In February 2008, eBay and all parties involved agreed to settle and dismiss all claims and appeals stemming from the lawsuit. As a part of the settlement, eBay will purchase all three patents involved in the lawsuit, and related technology and inventions, as well as a license to another search-related patent portfolio that was not asserted in the lawsuit.

We filed our first three applications to register the name “MercadoLivre” in Brazil with the Instituto Nacional da Propriedade Industrial (the National Institute of Industrial Property, or INPI) on October 7, 1999. Editora Livre Mercado Ltda., a publishing company, challenged these three applications based on their trademark “Livre Mercado,” a trade magazine. These challenges are currently pending with INPI. In addition to these processes, Agência Folha de Notícias Ltda., a news company, filed an application to register the name “MercadoLivre” on October 7, 1999, a few hours before we filed our application. We challenged that application. We may not succeed in obtaining these trademarks or in our challenges to existing or future applications by other parties. If we are not successful, we could face claims by any future trademark owners. Any past or future claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. We may also have to modify our brand name in certain countries if any successful demands against us are too expensive. Any of these circumstances could adversely affect our business, results of operations and financial condition.

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

We may not be able to secure licenses for third-party technologies upon which we rely.

We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, and Salesforce.com Inc., the suppliers of key database technology, the operating system and specific hardware components for our services. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

Problems that affect our third-party service providers could potentially adversely affect us as well.

A number of parties provide beneficial services to us or to our users. These services include the hosting of our servers, and the postal and payments infrastructures that allow users to deliver and pay for the goods and services traded amongst themselves, in addition to paying their MercadoLibre marketplace bills. Financial, regulatory, or other problems that might prevent these companies from providing services to us or our users could reduce the number of listings on our web sites or make completing transactions on our web sites more difficult, which would harm our business. Any security breach at one of these companies could also affect our customers and harm our business. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, we cannot assure you that we will continue to be able to do so in the future.

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

We may not be able to efficiently integrate CMG’s operations with our business and may incur unexpected liabilities in connection with our acquisition of CMG.

On January 22, 2008, we acquired 100% of the issued and outstanding shares of capital stock of CMG and its subsidiaries. We may not be able to successfully integrate CMG’s businesses or technologies, which could adversely impact our operations. Furthermore, the integration of CMG may divert our management’s time and resources from our core business and disrupt our operations. We may also become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with our acquisition of CMG. Any of these liabilities could have an adverse effect on our business, financial condition and results of operations.

We may not realize benefits from recent or future strategic acquisitions of businesses, technologies, services or products despite their costs in cash and dilution to our stockholders.

We intend to continue to acquire businesses, technologies, services or products, as we have done in the past with our acquisitions of iBazar, Lokau, and DeRemate, and our acquisition of CMG, which we believe are strategic if an appropriate opportunity presents itself. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.

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

Our direct competitors include various online sales and auction services, including DeRemate in Chile and Argentina, MasOportunidades.com in Argentina, and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online e-commerce services, such as B2W Inc. in Brazil and with shopping comparison sites, such as Buscap and Bondfaro, located throughout Latin America. In addition, we compete with online communities that specialize in classified advertisements. We face competition from a number of large online communities and services that have expertise in developing online commerce and facilitating online interaction. Certain of these competitors, including Google, Amazon.com, Microsoft and Yahoo! currently offer a variety of business-to-consumer trading services, searching services and classified advertising services, and certain of these companies may introduce broader online trading to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as large newspaper or media companies also compete in the online listing market. We also compete with traditional brick-and-mortar retailers to the extent buyers choose to purchase products in a physical establishment as opposed to on our platform. Any or all of these companies could create competitive pressures, which could have a material adverse effect on our business, results of operations and financial condition.

We no longer have a non-competition arrangement with eBay. If eBay were to compete directly with us by launching a competing platform in Latin America, it would have a material adverse effect on our results of operations and prospects. Similarly, eBay or other larger, well-established and well-financed companies may acquire, invest in or enter into other commercial relationships with competing online trading services. Therefore, some of our competitors and potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development than us, which could adversely affect us.

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

Risks related to doing business in Latin America

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

The currencies of many countries in Latin America, including Brazil, Argentina and Mexico, which together accounted for 87.9% of our revenues for 2006 and 86.4% for 2007, have experienced substantial depreciation and volatility, particularly against the U.S. dollar, in the past. However, certain currencies have appreciated against the U.S. dollar in recent years. For example, in 2005, 2006, and 2007, the Brazilian real appreciated against the U.S. dollar by 11.7%, 5.0% and 17.2%, respectively. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account or are expected to account for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to very high inflation initially, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of the public accounts and balance of payments of the countries where we operate, as well as to a lower economic growth related to exports.

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

We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina and Mexico, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in 2004, 2005 and 2006, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. For 2007, 59.0% of our revenues were denominated in Brazilian reais, 14.8% in Argentine pesos and 12.6% in Mexican pesos. The foreign currency exchange rates in 2007 relative to 2006 resulted in higher net revenues of approximately $5.8 million and an increase in aggregate cost of net revenues and operating expenses of approximately $4.2 million. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive, and in addition it is impossible to perfectly predict or completely eliminate the effects of this exposure.

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

We conduct significant operations in Venezuela, offering both our MercadoLibre marketplace and MercadoPago online payments solution, and have 23 employees who work in the country. Additionally, with the acquisition of CMG, we now have more significant operations in Venezuela. Recently, the political and economic conditions have become increasingly volatile and unstable. We cannot predict the impact of any future political and economic events on our business. Also, the Venezuelan National Assembly has granted President Hugo Chávez the power to rule by decree and allowed him the power to carry out the nationalization of certain businesses in the electricity, energy and telecommunication sectors and the Venezuelan government has already nationalized Venezuela’s largest telecommunications company. We cannot predict the economic and regulatory impact of President Chávez’s initiatives, or whether the Venezuelan government will extend nationalization to e-commerce or other businesses that could impact our business and results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our web site or our services or increase the costs of providing or accessing our services.

In addition, the Venezuelan government has imposed foreign exchange and price controls on the local currency. These foreign exchange controls increase our costs to, and also limit our ability to, convert local currency into U.S. dollars and transfer funds out of Venezuela, and may have an adverse effect on our Venezuelan customers. For 2007, we incurred foreign currency loss related to Venezuelan revenue of approximately $2.4 million, compared to approximately $0.5 million for 2006, due to the increased costs of transferring funds out of Venezuela. We cannot predict the long-term effects of exchange controls on our ability to process payments from Venezuelan customers or on the Venezuelan economy in general. Recent political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.

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

Risks related to our shares

Our common stock has limited trading history, and the price of our shares may fluctuate substantially, and our stockholders’ investment may decline in value.

Our common stock commenced trading on the Nasdaq Global Market on August 10, 2007. The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to factors, many of which are beyond our control, including those described above under “—Risks related to our business.”

Further, the stock markets in general, and the Nasdaq Global Market and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. We cannot assure you that trading prices and valuations will be sustained. These broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions in the countries where we operate, such as recession or currency exchange rate fluctuations, may also adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, that company is often subject to securities class-action litigation. This kind of litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

We continue to be significantly influenced by a group of stockholders that control a significant percentage of our common shares and the value of our common stock could be negatively effected by any significant disposition of our shares by any of these stockholders.

Several stockholders own a significant percentage of our common stock. As of December 31, 2007, eBay owned approximately 8.1 million shares of our common stock (which represents 18.4% of our outstanding common stock as of December 31, 2007). Certain members of our management also hold a significant percentage of our common stock. Investment entities affiliated with General Atlantic LLC, collectively, General Atlantic, and investment entities affiliated with Tiger Global, L.P., collectively, Tiger, beneficially own approximately 3.9 million and 4.3 million shares of our common stock, respectively as of December 31, 2007 (which represent 8.9% and 9.8%, respectively of our outstanding common stock as of December 31, 2007). These stockholders retain the power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders. The interests of these stockholders may conflict with, or differ from, the interests of other holders of our common shares. For example, these stockholders could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock, sell revenue-generating assets or inhibit change of control transactions that benefit other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a substantial number of shares of our common stock, they will significantly influence all our corporate decisions and together with other stockholders may be able to effect or inhibit changes in control of our company. Additionally, the actual sale, communication of an intention to sell or perceptions that any of these stockholders may sell any significant amount of our common stock could negatively impact the market value of our common stock.

Provisions of our certificate of incorporation and Delaware law could inhibit others from acquiring us, prevent a change of control, and may prevent efforts by our stockholders to change our management.

Certain provisions of our certificate of incorporation and by-laws may inhibit a change of control that our board of directors does not approve or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

•	advance notice requirements for stockholder proposals and director nominations;

•	a staggered board of directors;

•	limitations on the ability of stockholders to remove directors other than for cause;

•	limitations on the ability of stockholders to own and/or exercise voting power over 20% of our common stock;

•	limitations on the ability of stockholders to amend, alter or repeal our by-laws;

•	the inability of stockholders to act by written consent;

•	the authority of the board of directors to adopt a stockholder rights plan;

•	the authority of the board of directors to issue, without stockholder approval, preferred stock with any terms that the board of directors determines and additional shares of our common stock; and

•	limitations on the ability of certain stockholders to enter into certain business combinations with us, as provided under Section 203 of the Delaware General Corporation Law.

These provisions of our certificate of incorporation and by-laws may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. See “Description of capital stock” for more information.

We may require additional capital in the future, and this additional capital may not be available on acceptable terms or at all.

We may need to raise additional funds in order to fund more rapid expansion (organically or through strategic acquisitions), to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and the securities that we issue may have rights, preferences and privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. These inabilities could have a material adverse effect on our business, results of operations and financial condition.

Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Certain stockholders or entities controlled by them or their permitted transferees will, subject to the lock-up agreements described below, be able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the Securities and Exchange Commission, or the SEC. Holders of restricted stock will also have the right to cause us to register the resale of shares of common stock beneficially owned by them.

Each of General Atlantic and Tiger agreed that, in respect of the shares each purchased in our initial public offering, neither of them would, without our prior written consent, transfer or dispose of directly or indirectly, any of its shares of our common stock or securities convertible into or exchangeable into or exercisable for our shares, for a period of 18 months following the closing of our initial public offering that closed in August 2007. These agreements do not cover shares of our common stock owned by General Atlantic and Tiger that were not purchased in our initial public offering. If any of these stockholders, the affiliated entities controlled by them or their respective permitted transferees were to sell a large number of their shares, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

In the future, we may issue securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.

It is unlikely that we will declare any dividends on our capital stock.

We have not declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain earnings, if any, for future operations and expansion and debt repayments. In addition, the terms of certain of our credit agreements prohibit the payment of cash dividends on our capital stock. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Requirements associated with being a public company require significant company resources and management attention.

In connection with our initial public offering, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the other rules and regulations of the SEC and the Nasdaq Global Market. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting by December 31, 2008. If we have a material weakness or significant deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. As a result, our stockholders could lose confidence in our financial reporting, which could harm the trading price of our stock. In addition, in connection with our initial public offering in August 2007, we became subject to the rules of the Nasdaq Global Market. Our compliance with these rules and regulations have and will continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

We currently take advantage of certain “grace periods” for newly public companies under certain of the new SEC and Nasdaq Global Market rules and regulations, which grace periods provide us a short period of time after we become a public company before we are required to be in full compliance with these rules and regulations. Our ability to satisfy the various requirements before the expiration of the applicable grace periods will depend largely on our ability to attract and retain qualified independent members of our board of directors, particularly to serve on our audit committee, which may be more difficult in light of these new rules and regulations. If we fail to satisfy the various requirements before the expiration of the applicable grace periods, our common stock may be delisted from the Nasdaq Global Market, which would cause a decline in the trading price of our common stock and impair the ability of the holders of our common stock to sell and buy our common stock in a public market.

It may be difficult to enforce judgments against us in U.S. courts.

Although we are a Delaware corporation, our subsidiaries and most of our assets are located outside of the United States. Furthermore, most of our directors and officers and some experts named in this report reside outside the United States. As a result, you may not be able to enforce against us or our directors or officers in U.S. courts judgments based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the United States. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the United States. Any enforcement action in a court outside the United States will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal administrative, marketing and product development facilities are located in our offices in Bogotá, Colombia; Buenos Aires, Argentina; Santana do Parnaíba and São Paulo, Brazil; Caracas, Venezuela; Mexico City, Mexico; Santiago, Chile and Zona America, Uruguay. Currently, all of our offices are occupied under lease agreements. Other than the Venezuelan office lease, the leases for our facilities do not provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. The following table shows the location of our offices and centers, and the expiration date of the leases under which they operate.

City and Country	Facility	Address	Approximate Square Meters	Lease Term
Bogotá, Colombia	Colombia operation	Calle 93 B # 17-25 Ofc.406, Bogotá, Colombia	107	April 2008

Buenos Aires, Argentina	Corporate headquarters, Argentina operation & Customer service center	Tronador 4890—floors 6th and 8th, Buenos Aires, 1430—Argentina	1,826	March 2010

Buenos Aires, Argentina	Customer service center	Av. Costanera Rafael Obligado y Geronimo Salguero, Buenos Aires, Argentina	1,740	January 2012

Caracas, Venezuela	Venezuela operation	Oficina A del Piso 5 del Centro Gerencial Mohedano, Calle Los Chaguaramos con Avenida Mohedano de la Urbanización La Castellana, Municipio Chacao, Estado Miranda, Venezuela	220	February 2008

Lithia Springs, Georgia, U.S.A.	SAVVIS Data Center	375 Riverside Parkway Lithia Springs, Georgia 30122,	9.7	April 2009

Mexico City, Mexico	Mexico operation	Ibsen 43-101, Colonia Polanco, Miguel Hidalgo, Código Postal 11650, Mexico D.F. Mexico	147	December 2008

Sterling, Virginia, U.S.A.	SAVVIS Data Center	45901 Nokes Blvd. Sterling, Virginia 20166	356	April 2008

San Luis, Argentina	Technology Development center	Av. Universitaria s/n, Ciudad de la Punta, San Luis, Argentina	158	February 2008

Santana do Parnaíba, Brazil	Brazilian Customer service center	Rua Yojiro Takaoka, 4350 Cep 06541-038— Santana do Parnaíba, São Paulo, Brazil	673	October 2009

Santiago, Chile	Chile operation	Coronel Pereira 72, oficina 301, Las Condes, Santiago, Chile	131	April 2009

São Paulo, Brazil	Brazil operation	Rua Gomes de Carvalho, 1306 Vila Olimpia, Cep 04547-005—São Paulo, Brazil	598	November 2009

Miami, Florida, U.S.A.(1)	SAVVIS Data Center	11300 N.W. 25th Street Doral, Florida 33172	8.5	March 2008

Zona America, Uruguay	Uruguay Staff	Rula 8, km 17.5 Edificio 200, local 108 Zona America, Uruguay	37	December 2008

(1)	Upon the expiration of the Miami, Florida data center lease, we will move this data center to our newly leased Lithia Springs, Georgia data center.

All of our properties are leased. We do not own any properties. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, are time consuming, can result in costly litigation, require significant amounts of management time, can result in the diversion of significant operational resources and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” for additional discussion of the litigation and regulatory risks facing our company.

At December 31, 2007, our total reserves for proceeding-related contingencies were approximately $0.8 million for 391 legal actions against us where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

As of December 31, 2007, we had 146 cases in litigation against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, at December 31, 2007 our Brazilian subsidiary had more than 1,240 cases still in litigation in consumer courts, where a lawyer is not required. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the web site, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

We do not believe that any single pending lawsuit or administrative proceeding, if adversely decided, would have a material adverse effect on our financial condition results of operations and cash flows. Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for these proceedings (see “Litigation” section below for more detail).

Litigation

On March 28, 2003, Qix Skateboards Indústria e Comercio Ltda., or Qix, sued MercadoLivre.com Atividades de Internet Ltda., our Brazilian subsidiary, in the 3rd Civil Court, County of Novo Hamburgo, State of Rio Grande do Sul, Brazil. Qix alleged that our Brazilian subsidiary was infringing Qix’s trademarks as a result of users selling allegedly counterfeit Qix shoes through the Brazilian page of our web site, based on Brazilian Industrial Property Law (Law 9,279/96). Qix sought an order enjoining the sale of Qix-branded shoes on the MercadoLibre marketplace with a $50,000 daily non-compliance penalty. An injunction was granted to prohibit the offer of Qix products on our platform, but the penalty was established at $500. We appealed the decision, but the injunction was not lifted. To date, we have not received the summons for the original action because we filed an appeal challenging the jurisdiction of the court, which appeal is still pending.

On November 5, 2003, Editora COC Empreendimentos Culturais Ltda., or Editora COC, sued our Brazilian subsidiary in the 3rd Civil Court of the County of Bauru, State of São Paulo, Brazil. Editora COC alleged that our Brazilian subsidiary and an identified user were both infringing Editora COC’s trademarks as a result of our users selling allegedly pirate copies of Editora’s COC CD-ROMs through the Brazilian page of our web site, based on Brazilian Industrial Property Law (Law 9,279/96) and the Brazilian Copyright Law (Law 9,610/98). Editora COC sought an order for the search and seizure of products held by the user and enjoining the sale of Editora COC-branded products on our platform. An injunction was granted to prohibit the offer of Editora COC’s products on our platform. In 2005, the court ruled against us and held that we had to pay $3,000 and our co-defendant had to pay $900 in moral damages, plus an amount of material damages to be defined at judgment execution, plus attorneys’ fees in the amount of 10% of the total damages paid by each defendant. We have appealed the ruling to the relevant court of appeals.

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our web site, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. We appealed the decision, but the preliminary injunction was not lifted. On August 16, 2007 we presented another appeal to the Superior Court of Justice, in Brasilia. Vintage filed an action requesting a permanent injunction on May 12, 2006, alleging the same facts as alleged in the preliminary injunction request. In September of 2006, a fine of $157,000 was imposed on our Brazilian subsidiaries due to the alleged non-compliance of the preliminary injunction. We filed an appeal to the fine and requested its suspension pending a final adjudication on the merits. In October of 2006, the fine was suspended and on January 23, 2007, the fine was declared null and void. However, because our appeal of the preliminary injunction failed, in March of 2007, Vintage presented new petitions alleging non-compliance of the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against us, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 13, 2006. On July 4, 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When we are officially notified of the amount of the fine, we will present a new appeal against the application of the fine. On July 18, 2007 the judge set a conciliatory hearing for August 1, 2007. We attended the hearing but could not reach an agreement. On September, 14, 2007, the judge decided that (i) our Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. The decision maintained the injunction until such ruling is non-appealable. We presented a request that the injunction should be revoked, but it was rejected. Plaintiff presented appeal against the decision on the September 14, 2007 ruling, which appeal was published on December 11, 2007. On January 8, 2008, we presented an appeal to the Court of the State of São Paulo against the decision that maintained the injunction, and, on January 14, 2008, we presented a reply to the appeal filed by the plaintiff.

On April 6, 2006, Fallms Distribuiçăo de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued our Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that our Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of our web site and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on our platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies. We were summoned in March of 2007 and presented our defense on March 14, 2007. In June of 2007, Fallms filed a petition to increase the fine imposed in the preliminary injunction, from approximately $200, to approximately $530 per day of noncompliance, based on alleged non-compliance by our Brazilian subsidiary. On July 2, 2007, we presented a petition requesting the judge to revoke the preliminary injunction. On July 25, 2007 the judge revoked the preliminary injunction. On the same date, the judge decided that (i) our Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs presented a request asking for clarification of the decision, but it was rejected. On November 06, 2007, plaintiffs appealed the July 25, 2007 decision that dismissed the case, and we presented our reply to that appeal on February 1, 2008.

On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued our Brazilian subsidiary in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on our platform, and as such our Brazilian subsidiary is infringing her intellectual and property rights. Xuxa seeks an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers of copies of this CD and movie was granted to Xuxa. We appealed the injunction on July 2, 2007 and presented our defense on July 6, 2007. On December 17, 2007, both parties filed a joint petition requesting suspension of the process for 60 days until March 10, 2008, due to negotiation of a settlement of the case. On March 10, 2008, both parties presented a joint petition requesting the extension of the suspension term for 30 more days.

On June 11, 2007, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., or Praetorium, sued our Brazilian subsidiary in the Fourth Civil Court of the County of Belo Horizonte, State of Minas Gerais, Brazil. Praetorium alleged that our Brazilian subsidiary was infringing Praetorium’s copyrights as a result of our users selling allegedly counterfeit copies of Praetorium’s courses through the Brazilian page of our web site. Praetorium seeks an injunction, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers containing the name of Praetorium was granted to Praetorium on July 11, 2007 giving us 48 hours to comply. In addition to the preliminary injunction, a fine of approximately $5,300 per day of noncompliance was imposed up to a maximum of approximately $131,000 and a fine of approximately $530 was also imposed for each new product posted after July 13, 2007 containing the name of Praetorium and listed in the Brazilian page of our web site. On August 3, 2007, we appealed the preliminary injunction to the State Court of Minas Gerais and presented our defense on August 8, 2007. On November 20, 2007, the State Court of Minas Gerais rejected our request that the injunction should be suspended until judgment of the appeal. Notwithstanding, the appeal against the decision that granted the preliminary injunction is still pending.

On August 20, 2007, Sette Informações Educacionais Ltda., or Sette, sued our Brazilian subsidiary in the Fourth Civil Court of the City of Recife, State of Pernambuco, Brazil. Sette alleged that our Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Sette’s courses through the Brazilian web site. Sette seeks an injunction, fines, and compensatory and statutory damages. We presented our defense on October 5, 2007. On December 28, 2007, the case was settled, under an agreement to establish procedures to protect Sette’s intellectual property rights based on the notice and take down of alleged infringing items listed in the Brazilian web site; no consideration was paid to plaintiff to settle the case. We filed a joint petition settling the case on January 11, 2008, which is expected to be homologated by the judge within the next few weeks.

On August 23, 2007, Serasa S.A., or Serasa, sued our Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that our Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering our Brazilian subsidiary (a) the removal of any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) the prohibition to allow in its web site any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, our Brazilian subsidiary presented the information requested. We appealed the preliminary injunction to the State Court of São Paulo and presented our defense on January 7, 2008. Serasa replied to our appeal on January 30, 2008. On March 26, 2008, we were summoned with a petition presented by Serasa alleging non-compliance with the injunction. We will present our response in the next few days.

On November 23, 2007 Botelho Indústria e Distribuição Cinematográfica Ltda., or Botelho, sued our Brazilian subsidiary in the Third Civil Court of the City of Rio de Janeiro, State of Rio de Janeiro, Brazil. Botelho alleged that our Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses through the Brazilian web site. Botelho seeks an injunction, fines, and compensatory and statutory damages, which was not analyzed by the judge yet. On February 25, 2008 we presented arguments to give the judge support and background to analyze the requested injunction. We presented our defense on March 5, 2008.

State of São Paulo Fraud Claim

On June 12, 2007 a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our web site, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre web site. We were summoned on December, 12, 2007 and presented our defense on January 4, 2008.

City of São Paulo Tax Claim

On September 13, 2007, we paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to our Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. We had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million. In January 2005 we had moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction, therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. We believe the risk of loss for this period is remote, and as a result, have not reserved provisions for this claim. On August 31, 2007, we presented administrative defenses against the authorities’ claim; however, their response is still pending.

Brazilian National Public Treasury Tax Claim

On March 17, 2008, our Brazilian subsidiary received a tax claim for approximately $198,000 presented by the National Public Treasury. The notice claims non-payment of income taxes that we believe we paid, and accordingly, we consider the risk of loss for this claim to be remote. Within the next weeks we will present a defense requesting a declaration that no such taxes are due.

Trademark Claim

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

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our web site. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors—Risks related to our business—We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre marketplace.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2007, the closing price of our common stock was $73.88 per share. As of March 1, 2008, we had approximately 54 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for our common stock on the NASDAQ and the cash distributions declared per share:

	Closing stock price		Cash dividends declared per share
	High	Low
2007:
3rd quarter	$41.06	$18.00	—
4th quarter	$78.81	$35.18	—

Prior to our initial public offering in August 2007, there had been no public trading market for our common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2007.

Use of Proceeds from IPO

Our registration statement on Form S-1, as amended (Registration No. 333-142880), (the “Registration Statement”) with respect to our public offering (the “Offering”) of common stock, par value $0.001 per share, was declared effective on August 9, 2007. We sold a total of 3,000,000 shares of common stock in the Offering and the selling stockholders sold a total of 15,488,762 shares of common stock in the Offering. The net proceeds to us of the Offering were approximately $49.6 million. These proceeds have been used to repay a $9.5 million outstanding loan (including interest) with eBay Inc. and the remainder is expected to be used for working capital and general corporate purposes, which have been invested in interest-bearing, investment-grade securities. See our quarterly report on Form 10-Q filed with the SEC on November 14, 2007 for a further discussion of our use of proceeds from the Offering.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2007 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

Issuer Purchases of Equity Securities

We have not purchased any of our registered equity securities during the year ended December 31, 2007.

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on August 10, 2007 (the first day of trading of our common stock on the Nasdaq Stock Exchange) through December 31, 2007 for (i) our common stock (ii) The Nasdaq Composite Index (iii) The S&P 500 Index and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance show in the graph below is not indicative of future stock price performance.

We cannot assure you that our share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to our future stock performance.

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this report.

	Year ended December 31,
(in millions)	2003	2004	2005	2006	2007
Statement of income data:
Net revenues	$5.6	$12.7	$28.2	$52.1	$85.1
Cost of net revenues	(1.1)	(2.5)	(6.1)	(12.1)	(19.0)

Gross profit	4.5	10.2	22.1	40.0	66.1

Operating expenses:
Product and technology development	(1.0)	(1.3)	(2.2)	(3.1)	(4.4)
Sales and marketing	(4.9)	(9.1)	(14.7)	(23.4)	(27.6)
General and administrative	(2.1)	(3.1)	(4.4)	(8.2)	(13.2)

Total operating expenses	(8.0)	(13.5)	(21.3)	(34.6)	(45.2)

Income (loss) from operations	(3.5)	(3.3)	0.8	5.4	20.9

Other income (expenses):
Interest income	0.2	1.2	0.4	0.5	1.6
Interest expense and other financial charges	(0.1)	(0.3)	(0.5)	(1.7)	(2.0)
Foreign currency (loss) gain	0.2	0.2	0.3	(0.4)	(3.1)
Other expenses, net	—	—	(0.3)	(1.5)	(3.0)

Net income (loss) before income and asset tax and cumulative effect of change in accounting principle	(3.2)	(2.2)	0.7	2.3	14.4
Income and asset tax (expense) benefit	—	—	1.4	(1.2)	(4.7)

Net income (loss) before cumulative effect of change in accounting principle and gain from discontinued operations	(3.2)	(2.2)	2.0	1.1	9.7
Cumulative effect of change in accounting principle	—	—	0.3	—	—

Net income (loss)	(3.2)	(2.2)	2.4	1.1	9.7

Accretion of preferred stock	(0.5)	(0.5)	(0.5)	(0.5)	(0.3)

Net income (loss) available to common stockholders	$(3.7)	$(2.7)	$1.9	$0.6	$9.4

	At December 31,
(in millions)	2003	2004	2005	2006	2007
Balance sheet data:
Total assets	$24.1	$24.1	$44.4	$53.8	$134.5
Long term debt	—	—	12.0	9.0	—
Total liabilities	2.4	5.1	23.2	30.5	42.8
Net assets	21.7	19.0	21.2	23.3	91.7
Mandatorily redeemable convertible preferred stock	62.6	63.1	63.6	64.1	—
Common stock	0.1	0.1	0.1	0.1	0.1
Stockholders’ equity (deficit)	$(40.9)	$(44.1)	$(42.4)	$(40.7)	91.7

	Year Ended December 31,
	2003	2004	2005	2006	2007
Earnings (loss) per share data:
Basic net income (loss) available to common stockholders per common share	$(0.36)	$(0.21)	$0.05	$0.01	$0.22
Diluted net income (loss) per common share	—	—	0.05	—	$0.22
Weighted average shares(2):
Basic	10,284,622	12,739,980	13,065,496	13,149,139	25,149,405	(1)
Diluted	—	—	13,671,359	—	25,478,336

(1)	Includes the effect of the issuance of 3,000,000 shares of our common stock in connection with our initial public offering in August 2007.
(2)	Shares outstanding at December 31, 2007 were 44,226,563.

	Year ended December 31,
(in millions)	2003	2004	2005	2006	2007
Other data:
Number of confirmed registered users at end of period(1)	4.0	6.5	12.2	18.2	24.9
Number of confirmed new registered users during period(2)	1.5	2.5	5.7	6.0	6.7
Gross merchandise volume(3)	$164.3	$299.3	$607.7	$1,075.1	$1,511.5
Number of successful items sold(4)	3.1	5.1	8.4	13.8	17.5
Total payment volume(5)	$0.1	$8.9	$38.5	$89.0	$158.0
Capital expenditures	$0.9	$2.1	$2.0	$2.4	$3.1
Depreciation and amortization	$0.8	$1.1	$1.6	$2.0	$2.3

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.
(5)	Measure of total U.S. dollar sum of all transactions paid for using MercadoPago.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of the financial condition and results of our operations in conjunction with our “Selected financial and other data” and our audited consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of our principal trends and results of operations for the years ended December 31, 2005, 2006, and 2007;

•	a discussion of principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

Overview

We host the largest online trading and payments platform in Latin America focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms to buy, sell, pay for and collect on e-commerce transactions effectively and efficiently. With a market of over 550 million people and a region with one of the fastest-growing Internet penetration rates, we provide buyers and sellers with a robust online trading environment that fosters the development of a large and growing e-commerce community. We offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online trading platform in Latin America.

We were incorporated in Delaware in October 1999 and introduced web sites in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Venezuela by April 2000. In order to build a critical mass of customers, we initially offered our services free of charge in all of these markets.

In May 2000, we obtained significant financing and reached gross merchandise volume of $14.3 million. In 2001, we launched a new version of our site and brand and launched our operations in Ecuador. Our gross merchandise volume for the year ending December 31, 2001 grew to $21.3 million. Our gross merchandise volume reached $55.4 million for 2002, $164.3 million for 2003 and $299.3 million for 2004. In November of 2005, we acquired certain operations of DeRemate.com, Inc. and our gross merchandise volume reached $607.7 million. During 2006, we launched sites in Costa Rica, the Dominican Republic and Panama, and our gross merchandise volume reached $1,075.1 million. Our gross merchandise volume was $1,511.5 million during 2007.

We offer our users two principal services:

•

The MercadoLibre marketplace: The MercadoLibre marketplace is a fully-automated, topically-arranged and user-friendly online trading service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified advertisements, our registered users can also list and purchase motor vehicles, vessels, aircraft, real estate and services. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services.

•

The MercadoPago online payments solution: To complement the MercadoLibre marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions on the MercadoLibre marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online.

During 2007, visitors to our web site were able to browse an average of over 1.4 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2007, we had 24.9 million confirmed registered MercadoLibre users. For 2007, we had 2.0 million unique sellers, 5.5 million unique buyers and 17.5 million successful items sold.

For 2007, our annual net revenues were $85.1 million. Of those $85.1 million in revenues approximately 81.7% were attributable to MercadoLibre marketplace listing, optional feature, final value and advertisement fees. The remaining 18.3% of revenues were attributable to MercadoPago fees. Although we discuss long-term trends in our business, it is our policy that we do not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value.

We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock or permit competitors to grow stronger than us with short term tactics.

Description of line items

Net revenues

We recognize revenues in each of our reporting segments. The MercadoLibre marketplace segments include Brazil, Argentina, Mexico and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela). The MercadoPago segment includes our regional payments platform consisting of our MercadoPago business.

We generate revenues from the MercadoLibre marketplace segment from:

•	listing fees;

•	optional feature fees;

•	final value fees; and

•	online advertising.

The MercadoLibre marketplace business generated 88.8% of our net revenues for 2005, 85.9% for 2006 and 81.7% for 2007. Of these revenues, during the year 2007, 54.0% were generated in Brazil, 16.3% in Argentina, 13.8% in Mexico, and the remainder, or 15.8%, in Venezuela, Colombia, Chile, Peru, Ecuador, Uruguay, Panama, Costa Rica and the Dominican Republic.

The following table sets forth the percentage of consolidated net revenues by country from our MercadoLibre marketplace:

	Year ended December 31,
(% of total MercadoLibre marketplace net revenues)	2005	2006	2007
Brazil	61.2%	57.2%	54.0%
Argentina	18.7	15.7	16.3
Mexico	11.1	13.9	13.8
Other	9.0	13.3	15.8

We generate revenues from our MercadoPago payments segment by:

•	charging sellers (in our new payments platform, and buyers in the old system) a service fee for receiving payment through MercadoPago; and

•	charging buyers a financing fee in instances where they opt to finance their purchases with credit extended to them through MercadoPago.

Revenues generated by our MercadoPago business represented 11.2% our total net revenues for 2005, 14.1% for 2006 and 18.3% for 2007. These revenues were attributable to commissions charged to buyers and sellers for the use of MercadoPago.

We have a highly fragmented revenue base of customers given the large numbers of sellers and buyers who use our platforms. For 2005, 2006 and 2007, no single customer accounted for more than 10.0% of our net revenues in our MercadoLibre marketplace business or our MercadoPago payments business.

Our MercadoLibre marketplace is available in 12 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina,

Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency in each country’s operations is the local currency. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

The following table sets forth the percentage of consolidated net revenues by country from both our MercadoLibre marketplace and MercadoPago businesses.

	Year ended December 31,
(% of total consolidated net revenues)	2005	2006	2007
Brazil	61.9%	59.1%	59.0%
Argentina	18.2	15.1	14.8
Mexico	11.6	13.8	12.6
Other	8.3	12.1	13.6

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 5,7% of net revenues for 2005, 5.6% for 2006 and 5.9% for 2007.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization and hosting and site operations fees.

Product and technology development

Our product and technology development related expenses consist primarily of depreciation and amortization costs related to product and technology development, compensation for our engineering and web-development staff, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to our company.

Sales and marketing

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, the salaries of employees involved in these activities, public relations costs, marketing activities for our users and depreciation and amortization costs.

We carry out the vast majority of our marketing efforts on the Internet, where we invest in deals with portals, search engines and other sites in order to attract Internet users to the MercadoLibre marketplace and turn them into confirmed registered users and active traders on our platform. Additionally, we invest a portion of our marketing budget on cable television advertising, in order to improve our brand awareness and to complement our online efforts.

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

Income and asset tax

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

The following table summarizes the composition of our income/asset taxes for the years ending December 31, 2005 2006 and 2007.

	Year ended December 31,
(in millions)	2005	2006	2007
Current:
Federal	$—	$—	$—
Foreign	0.8	1.9	5.0

	0.8	1.9	5.0
Deferred:
Federal	—	—	—
Foreign	(2.2)	(0.7)	(0.1)

	(2.2)	(0.7)	(0.1)

	(1.4)	1.2	4.9

Asset Tax:
Federal	—	—	—
Foreign	0.1	0.1	(0.2)

	0.1	0.1	(0.2)

Income / asset tax expense (benefit)	$(1.4)	$1.2	$4.7

Seasonality

The following table presents certain unaudited quarterly financial information for each of the eight quarters set forth:

	Quarter Ended
	March 31,		June 30,	September 30,		December 31,
2007
Net Revenues	$16,459,337		$18,973,288	$22,800,130		$26,893,586
Gross profit	12,883,802		14,901,457	17,607,480		20,732,542
Net Income	994,187		590,886	2,785,474		5,322,393
Net Income per share-basic	0.02		0.01	0.07		0.13
Net Income per share-diluted	0.02		0.01	0.07		0.13
Weighted average shares
Basic	13,375,482		13,575,158	27,538,652		41,226,563
Diluted	13,375,482		13,987,128	27,685,028		41,375,907

	Quarter Ended
	March 31,		June 30,	September 30,		December 31,
2006
Net Revenues	$10,989,133		$12,382,750	$13,224,610		$15,462,397
Gross profit	8,472,837		9,633,122	10,058,051		11,809,232
Net Income / (loss)	110,342		(920,886)	37,541		1,845,086
Net Income per share-basic	—		(0.08)	(0.01)		0.04
Net Income per share-diluted	(	*)	( *)	(	*)	0.04
Weighted average shares
Basic	13,114,575		13,140,100	13,141,676		13,141,728
Diluted	13,114,575		13,140,100	13,141,676		13,141,728

(*)	For the Quarters ended March 31, June 30, and September 30, 2006 the diluted EPS is equal to the Basic EPS.

Seasonal fluctuations in Internet usage and retail seasonality have affected, and are likely to continue to affect, our business. Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season. Unlike the northern hemisphere, the first quarter of the year is our slowest period. The months of January, February and March normally correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela, the slowest months of which are the summer months of July, August and September.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our consolidated financial statements and other disclosures filed in with this report.

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

We believe that the accounting estimate related to impairment of long lived assets and goodwill is a critical accounting estimate because it is highly susceptible to change from period to period because: (i) it requires management to make assumptions about future interest rates, sales and costs; and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income would be material. Our management’s assumptions about future sales and future costs require significant judgment.

Provision for doubtful accounts

We are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of future losses based on our historical experience. Our provision for doubtful accounts amounts to $2.9 million at December 31, 2005, $4.6 million at December 31, 2006 and $7.2 million at December 31, 2007. The provision for doubtful accounts is recorded as a charge to sales and marketing expenses.

The following table illustrates our bad debt charges as a percentage of net revenues for 2005, 2006 and 2007:

	Year ended December 31,
(in millions, except percentage)	2005	2006	2007
Net revenues	$28.2	$52.1	$85.1
Bad debt charges	3.4	6.2	6.2
Bad debt charges as a percentage of net revenues	12.1%	11.9%	7.3%

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

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as discussed in “Business—Legal Proceedings,” in Note 14 to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time.

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

As of December 31, 2007, our deferred tax assets amounts to $ 18.8 million from which 33.2% correspond to our DeRemate.com acquisition, 24.7% correspond to our Brazilian operation, 25.6% to our holding company in the United States, 9.0% to our Mexican operation, 3.8% to our Argentine operation and 3.8% correspond to our operations in other countries. Our deferred tax assets are comprised mainly by loss carry forwards represented 85.2% of the total deferred tax assets. As of December 31, 2007, 37.6% of these loss carry forwards correspond to our DeRemate.com acquisition, 27.8% to our holding company in the United States, 22.6% correspond to our Brazilian operation, 8.4% to our Mexican operation and 3.6% correspond to our operations in other countries. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2007, our valuation allowance amounts to $ 15.0 millions from which 41.5% correspond to our DeRemate.com acquisition, 19.6% correspond to our Brazilian operation, 31.8% to our holding company in the United States and 7.0% correspond to our operations in other countries. Our valuation allowance is based on our assessment that it is more likely than not that the deferred tax asset will not be realized. The fluctuations in the valuation allowance will depend on the capacity of each country operation to generate taxable income or our future tax planning strategies that allow us to use the aforementioned deferred tax assets. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income. However, if net operating losses corresponding to the acquired operations of DeRemate be used before December 31, 2008, the release of that valuation allowance should reduce Goodwill. Thereafter, upon adoption of FAS 141 (R), any release related to the said valuation allowance will be allocated to net income.

The following table sets forth the effective tax rates for 2005, 2006 and 2007:

	Year ended December 31,
(in millions, except percentages)	2005	2006	2007
Income and asset tax (expense) benefit	$1.4	$(1.2)	$(4.7)

As a percentage of income before income and asset tax	205.8%	-53.7%	-32.8%

Historically, these provisions have adequately provided for our actual income tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles.

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. No stock option equity grants were made during 2007. However, on September 17, 2007 we granted our outside directors 2,000 restricted shares. In accordance to SFAS 123(R) these non-vested share awards are measured at the grant-date fair value of our shares as if they were vested and issued on the grant date. Based on the fair value of our shares at the grant date, total compensation cost for the 2,000 restricted shares awarded amounted to $55,500. For the period ended December 31, 2007, we recognized $15,966 of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statements of income. Regarding the additional grants for fixed amounts of $30,000 and $40,000, in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), they are classified as liabilities in the accompanying consolidated balance sheet. For the period ended December 31, 2007, the Company recognized $ 16,283 of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

The following table summarizes information with respect to our stock option equity grants during 2006.

Grant date	Options granted	Exercise price	Fair value of common stock	Estimated fair value of stock options
January 1, 2006	17,000	$1.50	$2.93	$2.04
July 1, 2006	2,000	$6.00	$8.34	$5.03
October 1, 2006	4,500	$6.00	$9.64	$6.21

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions, including the fair value of our common stock, volatility, risk-free interest rate and dividend yield. Since we have no history of volatility, the expected volatility is based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by SEC-issued Staff Accounting Bulletin No. 107 (SAB No. 107), which provides supplemental implementation guidance for SFAS No. 123(R), whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid any dividends and do not anticipate paying any dividends in the foreseeable future and accordingly, use an expected dividend yield of zero.

The weighted-average grant-date fair value of stock options granted during 2006 was $4.68 per share, using the Black-Scholes model with the following weighted-average assumptions:

Risk-free interest rates	6%
Expected term	7 years
Dividend yield	0%
Expected volatility	36%

We recognize stock-based compensation expense based on the estimated portion of the awards that are expected to vest. Stock-based compensation expense recognized for the period ended December 31, 2007 and the year ended December 31, 2006 were $15,477 and $33,233, respectively which consisted of stock-based compensation expense related to stock options. We did not recognize any stock-based compensation expenses in 2005. See Note 11 to our audited consolidated financial statements included elsewhere in this report for additional information.

As of December 31, 2007, total stock-based compensation expense related to non-vested stock options not yet recognized amounts to $ 6,926 and the weighted-average period in which it is expected to be recognized is 3 years.

The fair value of our common stock at each grant date is based on internally developed valuations. We have not engaged an independent third-party valuation specialist and cannot assure you that an independent valuation firm would not determine different valuations for our common stock. We have based our internally developed valuations on our analysis of valuations of our significant subsidiaries completed by an unrelated third-party valuation specialist as of each of December 31, 2005, 2006 and 2007, complemented by internally prepared projections and analyses of our company. The valuations of the subsidiaries were prepared to perform impairment tests as required by Statement of Financial Accounting Standard No. 142 – “Goodwill and Other Intangible Assets”. We believe that a combination of these independent valuations and the experience of our internal accounting staff produced reasonable valuations of the fair value of our common stock.

The difference between our estimate of the fair value of our common stock as of October 2006 and our $18.00 initial public offering price in August 2007 related to improvements in our financial performance, improved prospects as we increase in size and scope, appreciation of the currencies in the countries in which we operate versus the U.S. dollar resulting in increased revenues and profits measured in U.S. dollars, and other factors that were relevant in setting initial our public offering price in August 2007 but that were not necessarily considered in the determination of the fair value of our common stock pursuant to SFAS 123(R), such as improved multiples of comparable publicly-traded companies and then prevailing market conditions for public offerings of equity securities. The fair value of our common stock at the October 1, 2006 grant date, was $9.64 per share. Factors affecting our October 2006 estimate of the fair value of our common stock pursuant to SFAS 123(R) that we had not considered in setting our initial public offering price in August 2007 include: (1) a discount rate of 19.2% applied in October 2006—versus a rate of 16.0% that we would have applied if we were to perform the same analysis as of the date of the initial public offering prospectus (the reduced applicable rate resulting primarily from lower current interest rates in the countries in which we operate and the lower estimated risk associated with our company given our increased profitability and scale of operations since October 2006), (2) the fact that the October 2006 discounted cash flow model had a starting date nine months or more prior to the one that would be applied if we were to have performed the same analysis as of the date of the initial public offering prospectus, which starting dates have a substantial impact on valuation in a business with significantly increasing profitability like ours, (3) a 10.0% discount related to the lack of liquidity of our shares of common stock in October 2006 and (4) an approximately 8.0% discount related to the negative effect of preferred stock liquidation preferences (upon completion of our initial public offering in August 2007, all of our outstanding shares of preferred stock were converted into shares of common stock).

As noted above, on September 17, 2007, our board of directors granted awards amounting to 2,000 restricted shares to our outside directors as described in “Compensation Discussion and Analysis.” According to SFAS 123(R), these awards are valued at the grant date fair value of our common stock.

Recent accounting pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently analyzing the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

Fair value for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently analyzing the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 R”). This Statement replaces SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB Nº 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Fair Value of Stock Options

On December 27, 2007, the Securities and Exchange Commission issued staff accounting bulletin Nº 110 (“SAB No. 110”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We are currently analyzing whether to adopt the provisions of SAB110.

Recent acquisitions

On January 22, 2008, we acquired 100% of the issued and outstanding shares of capital stock of CMG and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The purchase price for the shares of CMG and its subsidiaries was $19 million, subject to certain escrows and a working capital adjustment.

In November of 2005, we acquired certain operations of a regional competitor in online trading, DeRemate.com Inc., including all of its operations in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela and the majority of shares of its subsidiaries (except for its Argentine and Chilean subsidiaries, which continue to operate under the control of certain previous stockholders of DeRemate.com Inc.), for an aggregate purchase price of $12.1 million, net of cash and cash equivalents acquired. This acquisition increased our user base by approximately 1.3 million confirmed registered users and solidified our market leadership position in Brazil, Mexico, Venezuela, Colombia, Peru, and Uruguay.

Results of operations

The following table sets forth, for the periods presented, certain data from our consolidated statement of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

	Year ended December 31,
(in millions)	2005	2006	2007
Statement of income data:
Net revenues	$28.2	$52.1	$85.1
Cost of net revenues	(6.1)	(12.1)	(19.0)

Gross profit	22.1	40.0	66.1
Operating expenses:
Product and technology development	(2.2)	(3.1)	(4.4)
Sales and marketing	(14.7)	(23.4)	(27.6)
General and administrative	(4.4)	(8.2)	(13.2)

Total operating expenses	(21.3)	(34.6)	(45.2)

Income from operations	0.8	5.4	20.9

Other income (expenses):
Interest income	0.4	0.5	1.6
Interest expense and other financial charges	(0.5)	(1.7)	(2.0)
Foreign currency gain	0.3	(0.4)	(3.1)
Other expenses, net	(0.3)	(1.5)	(3.0)
Net income before income and asset tax and cumulative effect of change in accounting principle	0.7	2.3	14.4
Income and asset tax (expense) benefit	1.4	(1.2)	(4.7)

Net income before cumulative effect of change in accounting principle	2.0	1.1	9.7

Cumulative effect of change in accounting principle	0.3	—	—

Net income	2.4	1.1	9.7

Accretion of preferred stock	(0.5)	(0.5)	(0.3)

Net income available to common stockholders	$1.9	$0.6	$9.4

	Year ended December 31,
(% of net revenues)	2005	2006	2007
Statement of income data:
Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	(21.7)	(23.2)	(22.3)

Gross profit	78.3	76.8	77.7
Operating expenses:
Product and technology development	(7.7)	(5.9)	(5.1)
Sales and marketing	(52.2)	(44.9)	(32.4)
General and administrative	(15.5)	(15.7)	(15.5)

Total operating expenses	(75.4)	(66.4)	(53.1)

Income from operations	2.9	10.4	24.6

	Year ended December 31,
(% of net revenues)	2005	2006	2007
Other income (expenses):
Interest income	1.2	1.0	1.9
Interest expense and other financial charges	(1.6)	(3.3)	(2.4)
Foreign currency gain	0.9	(0.8)	(3.6)
Other expenses, net	(1.0)	(2.8)	(3.5)
Net income before income and asset tax and cumulative effect of change in accounting principle	2.4	4.4	16.9
Income and asset tax (expense) benefit	4.8	(2.4)	(5.6)

Net income before cumulative effect of change in accounting principle	7.2	2.1	11.4
Cumulative effect of change in accounting principle	1.1	—	—

Net income	8.3	2.1	11.4

Accretion of preferred stock	(1.8)	(1.0)	(0.4)

Net income available to common stockholders	6.6%	1.1%	11.0%

Principal trends in results of operations

We have identified the following trends by examining our recent operating history:

•

Growth in net revenues from year to year. Since inception, we have consistently generated revenue growth from our MercadoLibre marketplace and, from its launch in 2003, from MercadoPago, driven by the strong growth of our key operational metrics. From 2005 to 2006, our gross merchandise volume increased by 76.9%, our successful items increased by 63.9% and MercadoPago total payment volume increased by 131.2%. From 2006 to 2007, those growth rates were 40.6%, 26.8% and 77.5%, respectively. Our growth in net revenues was 84.3% from 2005 to 2006 and 63.5% from 2006 to 2007. As our business grows we expect the rate of increase, from year to year, of net revenues and the related operational metrics, to decline, as occurred in 2007 compared to 2006 when contrasted with 2006 compared to 2005.

•

Increased diversification of revenues. We have been growing revenues from payments business at a faster rate than our revenues from our marketplace, and anticipate this trend to continue. For the year 2005, payments represented 11.2% of net revenues. For the year 2006 payments represented 14.1% and 18.3% for 2007.

•

Gross profit margins. Our business has generated sustained high gross profit margins over time. These gross margins were 78.3% for 2005, 76.8% for 2006 and 77.7% for 2007. Variations in gross profit margins are mainly attributable to the lower gross profit margins of our MercadoPago business, which for 2005, 2006 and 2007 experienced a faster rate of increase than our MercadoLibre marketplace business, offset by increased economies of scale in customer service, ISP connectivity and site operations, as well as improved economic terms obtained from payment processors. Based on past trends, we expect that costs of net revenues could continue to increase as a percentage of net revenues as revenues related to MercadoPago grow faster relative to MercadoLibre marketplace revenues. Depending on how much these increased costs are offset by improved economies of scale, gross profit margins could decline in the future.

•

Operating income margins. We have generated economies of scale in operating expenses. For the past three years, our income from operations as a percentage of net revenues has improved from a gain of 2.9% for 2005, to 10.4% for 2006, and 24.6% for 2007, mostly as a result of the impact of these economies of scale. We anticipate, however, that as we continue to invest in sales and marketing, product development and general and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it will become increasingly difficult to sustain growth in operating income margins.

Year ended December 31, 2007 compared to year ended December 31, 2006

Net revenues

Net revenues were $85.1 million for 2007, an increase of $33.1 million, or 63.5%, from net revenues of $52.1 million for 2006. This increase was attributable to a 55.4% increase in revenues derived from our MercadoLibre marketplace, from $44.7 million for 2006 to $69.5 million for 2007, and to a 112.9% increase in revenues derived from MercadoPago, from $7.3 million to $ 15.6 million. Growth in the MercadoLibre marketplace revenues resulted principally from a 40.6% increase in the gross merchandise volume transacted through our platform. The growth in MercadoPago revenues resulted principally from a 77.5% increase in the total payments completed on our MercadoPago payments platform. The use of MercadoPago increased to 10.5% of our gross merchandise volume for 2007 from 8.3% for 2006.

The $33.1 million growth in net revenues for 2007, by country, was primarily a result of an increase of $19.5 million, or 63.3% in net revenues in Brazil, of $3.5 million, or 49.2% in Mexico, and $4.7 million, or 60.5% in Argentina. All other countries combined grew by $5.3 million or 84.6% for 2007 as compared to 2006.

Cost of net revenues

Cost of net revenues was $19.0 million for 2007, an increase of $6.9 million, or 57.2%, from cost of net revenues of $12.1 million for 2006. Cost of net revenues represented 22.3% of net revenues for 2007 and 23.2% of net revenues for 2006.

This increase was primarily attributable to additional billing and collections costs, sales taxes, and customer support expenditures. The billing and collections fees increased by $2.8 million, or 59.1% for 2007 compared to 2006. Billing and collections charges tend to increase at about the same pace as net revenues, since most of the associated costs grow with our business. Taxes on our net revenues increased by $2.1 million, or 73.1%. These taxes represented 5.9% of net revenues in 2007. We also increased expenditures in our in-house customer support operations in the amount of $1.5 million, an increase of 47.3% compared to 2006, as we invested in improved service, initiatives to combat fraud, illegal items and fee evasion, and upgraded the pay scale of customer service personnel in order to retain and attract top-level customer service representatives.

Product and technology development

Product and technology development expenses were $ 4.4 million for 2007, an increase of $1.3 million, or 42.5%, from $3.1 million for 2006. Product and technology development expenses were 5.1% of net revenues for 2007 and 5.9% for 2006.

The growth in product and technology development expenses was primarily attributable to an increase in compensation costs in the amount of $0.7 million, 66.9% higher than 2006, for additional engineers, in both our Buenos Aires and San Luis development centers, to implement planned upgrades and new features to our platform, as well as increased compensation to retain staff, an increase in maintenance expenses of $ 0.4 million or 140.9% compared to 2006 and an increase in depreciation and amortization expenses related to product and technology development of $0.2 million, or 12.4% compared to 2006.

Sales and marketing

Sales and marketing expenses were $ 27.6 million for 2007, an increase of $4.2 million, or 18.2%, from $23.4 million for 2006. Sales and marketing expenses represented 32.4% of our net revenues for 2007 and 44.9% of net revenues for 2006.

The growth in sales and marketing expenses resulted primarily from our increased expenditures in online advertising programs in the amount of $3.2 million, a 27.2% increase over 2006. Online advertising represented 17.7% of our net revenues in 2007. In addition, these expenses also grew due to an increase in compensation costs in the amount of $1.4 million, or 54.1%, driven by additional headcount, higher salaries to retain talent and options expenses.

General and administrative

Our general and administrative expenses were $ 13.2 million for 2007, an increase of $5.1 million, or 62.2%, from general and administrative expenses of $8.2 million for 2006. As a percentage of net revenues, our general and administrative expenses were 15.5% for 2007 and 15.7% for 2006. The major components that drove our growth over the comparable period were $4.4 million in increased compensation costs, a 111.8% rate of growth over 2006, attributable to additional employees to support our growing business and public company requirements, higher salaries to retain talent, and fees and expenses for legal, audit and other professional services that grew $1.8 million, or 93.1%, in part due to additional costs incurred as a public company.

Other income (expenses)

Our other expenses were $6.5 million for 2007, an increase of $3.4 million from other expenses of $3.1 million for 2006. This increase in other expenses was primarily attributable to $3.1 million in foreign currency loss, an increase of $2.7 million from $0.4 million for the same period in 2006 primarily due to the costs of transferring cash from Venezuela to the United States, and $3.0 million in expenses accrued to account for the increase in the fair value of warrants, up 136.9% from $1.3 million for the same period in 2006. In addition these expenses also grew due to an increase in interest expense and other financial charges from $1.7 million in 2006 to $2.0 million in 2007. These interest expenses included $0.3 million derived from a $9.7 million year-end loans payable balance, which was obtained to fund payments working capital needs in Brazil, was structured as a loan backed with credit card receivables, and was therefore recorded as interest expense and not as cost of net revenues.

Other expenses in 2007 were partially offset by $1.6 million in interest income, an increase of $1.1 million, up 209.2% from $0.5 million in 2006.

Income and asset tax

Our reported income and asset tax expense for 2007 was $4.7 million compared to a reported expense of $1.2 million for 2006. Our blended tax rate as a percentage of income before income and asset tax was 33.0% for 2007 and 38.0% for 2006. However, as a result of the effect of permanent differences, our effective tax rate was approximately 32.8% for 2007 and 53.7% for 2006. The variation in the effective tax rate for these periods reflects the taxes payable plus the change during the period in our deferred tax assets and liabilities. During 2007, we recognized a deferred income tax benefit of $0.1 million, and of $0.7 million during 2006, mainly as a result of the utility of the loss carryforwards.

Year ended December 31, 2006 compared to year ended December 31, 2005

Net revenues

Net revenues were $52.1 million for 2006, an increase of $23.8 million, or 84.3%, from net revenues of $28.2 million for 2005. This increase was attributable to a 78.4% increase in revenues derived from our MercadoLibre marketplace, from $25.1 million for 2005 to $44.7 million for 2006, and to a 130.9% increase in revenues derived from MercadoPago, from $3.2 million to $7.3 million. Growth in MercadoLibre marketplace revenues resulted principally from a 76.9% increase in the gross merchandise volume transacted through our platform. The growth in MercadoPago revenues resulted principally from a 131.2% increase in the total payments volume through our MercadoPago payments platform. The use of MercadoPago increased to 8.3% of our gross merchandise volume for 2006 from 6.3% for 2005.

The $23.8 million growth in net revenues for 2006, by country, was primarily a result of an increase of $13.3 million, or 75.9% in net revenues in Brazil, of $3.9 million, or 119.7% in Mexico, and $2.7 million, or 52.1% in Argentina. All other countries combined grew by $3.9 million or 168.2% for 2006 as compared to 2005.

Cost of net revenues

Cost of net revenues was $12.1 million for 2006, an increase of $5.9 million, or 96.9%, from cost of net revenues of $6.1 million for 2005. Cost of net revenues represented 23.2% of net revenues for 2006 and 21.7% of net revenues for 2005.

This increase was primarily attributable to additional billing costs and collections fees from processing charges for payments made with credit cards and other payment methods. These billing and collections fees increased by $2.6 million, or 117.2% for 2006 compared to 2005. Billing and collections charges tend to increase at about the same pace as net revenues, since most of the associated costs grow with our business. However, since they represent a higher percentage of revenues for MercadoPago than for the MercadoLibre marketplace, and as MercadoPago’s net revenues grew at a faster rate than the MercadoLibre marketplace, these collection fees as a percentage of net revenues increased slightly. Taxes on our net revenues increased by $1.3 million, or 83.1%. These taxes represented 5.6% of net revenues in 2006. We also increased expenditures in our in-house customer support operations in the amount of $1.7 million, an increase of 119.0% compared to 2005, as we invested in improved service, initiatives to combat fraud, illegal items and fee evasion, and upgraded the pay scale of customer service personnel in order to retain and attract top level customer service representatives.

Product and technology development

Product and technology development expenses were $3.1 million for 2006, an increase of $0.9 million, or 40.3%, from $2.2 million for 2005. Product and technology development expenses were 5.9% of net revenues for 2006 and 7.7% for 2005.

The growth in product and technology development expenses was primarily attributable to an increase in compensation costs in the amount of $0.5 million, 80.3% higher than 2005, for additional engineers to implement planned upgrades and new features to our platform, as well as increased compensation to retain staff, and an increase in depreciation and amortization expenses related to product and technology development of $0.3 million, or 20.7% compared to 2005.

Sales and marketing

Sales and marketing expenses were $23.4 million for 2006, an increase of $8.6 million, or 58.6%, from $14.7 million for 2005. Sales and marketing expenses represented 44.9% of our net revenues for 2006 and 52.2% of net revenues for 2005.

The growth in sales and marketing expenses resulted primarily from our increased expenditures in online advertising programs in the amount of $3.6 million, a 43.4% increase over 2005. Online advertising represented 22.7% of our net revenues in 2006. Bad debt charges also increased $2.8 million, or 81.6%. Despite this growth in absolute value, bad debt charges as a percentage of net revenues decreased to 11.9% for 2006, from 12.1% for 2005. In addition, these expenses also grew due to an additional $1.1 million, or 111.5% increase, in expenditures in our cable television advertising campaign and offline promotional activities, and an increase in compensation costs in the amount of $0.8 million, or 49.3%, driven by additional headcount and higher salaries to retain talent.

General and administrative

Our general and administrative expenses were $8.2 million for 2006, an increase of $3.8 million, or 86.1%, from general and administrative expenses of $4.4 million for 2005. As a percentage of net revenues, our general and administrative expenses were 15.7% for 2006 and 15.5% for 2005. The major components that drove our growth over the comparable period were $1.6 million in increased compensation costs, a 66.4% rate of growth, attributable to additional employees to support our growing business and higher salaries to retain talent, and fees and expenses for legal, audit and other professional services that grew $1.0 million, or 112.4%.

Other income (expenses)

Our other expenses were $3.1 million for 2006, an increase of $2.9 million from other expenses of $0.1 million for 2005. This increase was primarily a result of an increase in interest expenses of $1.3 million relating mainly to our loan from eBay, an increase in other expenses, net, of $1.2 million, resulting mainly from the change in fair value of our outstanding warrants, and an increase in foreign currency losses of $0.6 million.

Income and asset tax

Our reported income and asset tax expense for 2006 was $1.2 million compared to a reported benefit of $1.4 million for 2005. Our blended tax rate as a percentage of income before income and asset tax was 38.0% for 2006 and 48.0% for 2005. However, as a result of the effect of permanent differences, our effective tax rate was approximately 53.7% (expense) for 2006 and 205.8% (benefit) for 2005. The variation in the effective tax rate for these periods reflects the taxes payable plus the change during the period in our deferred tax assets and liabilities. During 2006, we recognized a deferred income tax benefit of $0.7 million, and of $2.2 million during 2005, mainly as a result of a partial reversal of the valuation allowance recognized over our deferred tax asset position.

Factors affecting results of operations and financial condition

Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce and emerging markets like Latin America. To address these risks and uncertainties, we must, among other things, maintain and increase the number of our confirmed registered users, items listed on our service and completed transactions, maintain and enhance our brand, implement and execute our business and marketing strategy successfully, continue to develop and upgrade our technology and information-processing systems, continue to enhance the MercadoLibre and MercadoPago services to meet the needs of a changing market, provide superior customer service, respond to competitive developments, and attract, integrate, retain and motivate qualified personnel. Accordingly, we intend to invest heavily in marketing and promotion, site development, technology and operating infrastructure development and personnel. We cannot, however, assure you that we will be successful in accomplishing all of these goals, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Although we have experienced significant revenue growth and significant growth in the number of our confirmed registered users and items listed by our users in recent periods, such growth rates are not sustainable and will decrease in the future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Our operating results have varied on an annual basis during our short operating history and may fluctuate significantly as a result of a variety of factors, many of which are outside our control. The following list includes factors that may affect our operating results:

•	continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	governmental regulation in the countries where we operate, including exchange controls;

•	litigation, legal liability and intellectual property rights enforcement;

•	system interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	the announcement or introduction of new sites, services and products by us or our competitors, and price competition;

•	reliance on third-party service providers;

•	increasing consumer confidence in and acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our web site;

•	security breaches and consumer confidence in the security of transactions over the Internet;

•	consumer trends and popularity of certain categories of items;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations; and

•	political, social and economic conditions in Latin America, particularly Venezuela, including foreign exchange rate fluctuations.

Also see Item 1A “Risk Factors” for a discussion of factors that could adversely affect our results of operations.

We believe that our results of operations are somewhat seasonal in nature. Our limited operating history, however, makes it difficult to fully assess the impact of these seasonal factors. In addition, we believe that our rapid growth may have overshadowed whatever seasonal or cyclical factors might have influenced our business to date. Seasonal or cyclical variations in our operations could, however, become more pronounced over time, which could materially adversely affect our results of operations in the future.

Effects of Becoming a Public Company

Upon the completion of our initial public offering, we became subject to the periodic reporting requirements of the Exchange Act and the other rules and regulations of the SEC. We also became subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002 and the rules of the Nasdaq Global Market.

We are continuing to work with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting.

In addition, compliance with reporting and other requirements applicable to public companies has created and will continue to create additional costs for us and will require the time and attention of our management. We currently expect to incur an estimated $2.0 million of incremental operating expenses in our first year of being a public company. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting at December 31, 2008. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by the December 31, 2008 deadlines, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of these tests, remediation and actions on our operations.

Liquidity and capital resources

Our main cash requirements are capital expenditures relating to technology infrastructure and software applications. We also require working capital to fund MercadoPago. Since our inception, we funded our operations primarily through contributions received from our stockholders obtained during the first two years of operations, and cash generated from our operations. We fund MercadoPago by discounting credit card receivables, through cash advances derived from our MercadoLibre marketplace business and with loans backed with credit card receivables.

At December 31, 2007, our principal source of liquidity was $68.0 million of cash and cash equivalents, and short-term investments, provided by the net proceeds of our initial public offering as well as cash generated from operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As MercadoPago grows as a percentage of total revenues we anticipate increased working capital needs. We intend to fund these needs through a combination of cash advances from our marketplace business, discounting credit card receivables, loans backed by these credit card receivables or through other forms of debt financing. We may also obtain additional funds in future offerings.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three years ended December 31, 2005, 2006 and 2007:

	Year ended December 31,
(in millions)	2005	2006	2007
Net cash provided by operating activities	$3.4	$6.2	$6.8
Net cash (used in) investing activities	(13.0)	(5.2)	(48.6)
Net cash provided by (used in) financing activities	12.0	(3.0)	50.2

Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.2	0.1

Total increase (decrease) in cash and cash equivalents	$2.0	$(1.8)	$8.5

Net cash provided by (used in) operating activities

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities. Our net cash provided by operating activities was $6.8 million for 2007 compared to $6.2 million for 2006, an increase of $0.6 million or 9.8%. This improvement was primarily a result of an increase in net income of $8.6 million to $9.7 million for 2007, from $ 1.1 million in 2006, and non-cash charges to earnings such as depreciation and amortization on our assets for $2.3 million, and changes in the fair value of warrants for $3.0 million. Cash provided by working capital in our marketplace segment was more than offset by cash used in working capital in our payments segment. In 2007 we began to finance Payments funds payable with loans backed with Payments credit card receivables, which are recorded as financial debt, and not as a reduction in the receivable balance, and therefore the cash inflow is recorded as cash flow from financing activities in the statements of cash flows, and not as cash flow from operating activities.

For 2005 and 2006, our annual cash flow provided by operating activities was greater than net income for those years, due primarily to non-cash charges to earnings such as depreciation and amortization on our assets, changes in fair value of warrants, deferred income taxes and realized gains on investments. Net cash provided by operating activities was $6.2 million for 2006 and $3.4 million for 2005 as we improved the profitability of our operations during 2006. This improvement was primarily a result of increased net income, increased leverage on our operating expenses, controlled growth in our costs of sales and positive changes in our working capital accounts.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $ 48.6 compared to $5.2 million for 2006 and $13.0 million for 2005. For 2007, net cash used in investing activities resulted primarily from purchases of investment grade-listed debt securities with a portion of the proceeds from our initial public offering in August 2007, as part of our financial investment strategy. Purchases of investments accounted for $75.3 million of cash used in investing activities. This use of cash in investment activities was partially offset by proceeds from the sale of investments (primarily debt securities and certificates of deposit) of $29.8 million. For 2006, net cash provided by investing activities resulted primarily from purchases of investments with our cash and cash equivalents, partially offset for sales of those investments, as part of our financial investment strategy. During 2005, net cash provided by investing activities was heavily affected by the acquisition of the DeRemate subsidiaries for $12.1 million, net of cash and cash equivalents acquired. In all three years, net cash used in investing activities was also affected by capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment, in the amounts of $3.1 million for 2007, $2.4 million for 2006 and $2.0 million for 2005.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $ 50.2 million for 2007 compared to net cash used in financing activities of $3.0 million for 2006 and net cash provided by financing activities of $12.0 million for 2005. The increase in net cash provided by financing activities was mainly attributable to the issuance of common stock from our initial public offering which provided for $ 49.6 million, the increase in short term debt of $8.9 million to finance our Payments segment, consisting of loans backed with Payments credit card receivables, as described above in the section “Net cash provided by operating activities” and the decrease of $ 9.0 million used to pay the balance of the loan from eBay. Net cash used in financing activities for 2006 was attributable to a partial prepayment of principal of the loan from eBay. Net cash provided by financing activities for 2005 was attributable to the loan received from eBay to fund the acquisition of the DeRemate subsidiaries.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with our own resources or we may choose to obtain financing from a third party, or through the sale of securities.

Debt

We financed the acquisition of DeRemate with a loan from eBay, one of our stockholders, in the amount of $12.0 million, secured by our assets, including equity interests we have acquired in DeRemate. The loan bore an interest rate of 7% per year, payable in November of each year. The loan matured on the issuance of securities upon the closing of our initial public offering. At December 31, 2007, no principal or interest on the loan remained outstanding as we repaid the loan in full with a portion of the net proceeds of our initial public offering in August 2007.

On occasions we finance certain working capital requirements of our Payments segment operations in Brazil through loans backed by credit card receivables. As of December 31, 2007 we had $9.7 million in loans of this type.

Capital expenditures

Our expenditures in property and equipment consist primarily of purchases of hardware and software licenses necessary to maintain and update the technology of our platform, and to a lesser degree office equipment. These expenditures were $2.0 million for 2005, $2.4 million for 2006 and $ 3.1 million for 2007. For 2008, we have approximately $5 million in planned capital expenditures and anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.

Off-balance sheet arrangements

At December 31, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at December 31, 2007 are as follows:

	Payment due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$0.5	$0.4	$0.1	$—	$—

Purchase obligations	14.1	6.0	3.7	4.4	—

Total	$14.6	$6.4	$3.8	$4.4	$—

(1)	Includes leases of office space.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian real due to Brazil’s share of our revenues, may affect the value of our financial assets and liabilities.

Foreign currencies. At December 31, 2007, none of our outstanding debt was denominated in U.S. dollars. In addition, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries also incur most of their expenses in local currency. As a result, our subsidiaries use local currency as their functional currency. At December 31, 2007, the total cash and cash equivalents denominated in foreign currencies totaled $ 10.3 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $ 32.3 million. To manage exchange rate risk, our treasury policy is that we transfer all cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At December 31, 2007, these dollar-denominated cash and cash equivalents and short-term investments totaled $31.5 million. If the U.S. dollar weakens against foreign currencies, as occurred in many countries where we operate in 2005 and 2006 and 2007, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies. In 2007, 59.0% of our revenues were denominated in Brazilian reais, 14.8% in Argentine pesos and 12.6% in Mexican pesos. We have estimated that the impact of exchange rate fluctuations on our results of operations for the year 2007 relative to 2006 resulted in net higher revenues of approximately $ 5.8 million and an increase in aggregate cost of net revenues and operating expenses of approximately $ 4.2 million. This calculation was made taking the average monthly exchange rates for each month in 2006 and applying them to the corresponding months in 2007, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the distribution of our net revenues based on geography:

	Year Ended December 31, (in millions):
	2005	2006	2007
Brazil	$17.5	$30.8	$50.2
Argentina	5.1	7.8	12.6
Mexico	3.3	7.2	10.7
All others countries	2.3	6.3	11.6

Total	$28.2	$52.1	$85.1

While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive. It is unlikely that we will enter into such hedging in the future due to the cost and because it is not possible to accurately predict or completely eliminate the effects of our foreign currency exposure.

Interest. Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from discounting our MercadoPago receivables. At December 31, 2007, MercadoPago funds receivable from customers totaled approximately $29.8 million. Interest fluctuations could also negatively affect certain fixed rate and floating rate investments that we hold, which comprise primarily of time deposits, money market funds, commercial paper, investment grade corporate debt securities, bond mutual funds and treasury bills. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of substantially all of these investments, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of December 31, 2007 or interest expenses derived from discounting our MercadaPago receivables.

We consider substantially all of our investments to be short-term investments, which are classified on our balance sheet as current assets, because (1) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (2) the investments are selected for yield management purposes only and we are not committed to holding the investments until maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. We classify our investments in money market funds and bond mutual funds as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net of estimated tax. The cost of securities sold is based on the specific identification method. Treasury bills, commercial papers, corporate debt securities and time deposits are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.

Certain working capital requirements of our MercadoPago business in Brazil were financed through loans backed by credit card receivables. The weighted average interest rate of these loans was 0.95% per month. See “Item 1A—Risk Factors—“Risks related to doing business in Latin America” for a further discussion of some of our foreign currency risks.

Credit. We invest in high-quality financial instruments, primarily of time deposits, money market funds, commercial paper, investment grade corporate debt securities, bond mutual funds and treasury bills, which we believe are subject to limited credit risk. Credit risk is risk due to uncertainty in a counterparty’s ability to meet its financial obligations. During 2007, market perception of these risks, together with certain market dislocations, had an adverse effect on the fair value of certain classes of securities, including in some cases, high-quality financial instruments that were not previously viewed as having credit risk, which had a negative impact on the market value of those classes of securities. We seek, however, to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions or classes which we believe have not been affected by the current credit market environment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this report are included elsewhere in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information About Our Board of Directors and Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

This information is incorporated by reference the Company’s Proxy Statement (under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plan”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

The following table represents information as of December 31, 2007 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders(1)	144,174	1.04	301,374

Total	144,174	1.04	301,374

(1)	Our Amended and Restated 1999 Stock Option and Restricted Stock Plan was entered into prior to our IPO.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Certain Relationships and Related Transactions” and “Committees and Meetings of Our Board of Directors”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Principal Accountant Fees and Services”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit number	Exhibit title
2.01	Stock Purchase Agreement, dated as of November 10, 2005, by and among DeRemate.com, Inc., S.A., La Nacion, Hispanoamerican Educational Investments BV, Hammer.com, LLC, and MercadoLibre, Inc.**

2.02	Asset Purchase Agreement, dated as of November 10, 2005, by and among Hammer.com, LLC, MercadoLibre, Inc., DeRemate.com, Inc., S.A., La Nacion and Hispanoamerican Educational Investments BV.**

2.03	Stock Purchase Agreement, or the Agreement, with 2050 Capital Group Inc., Abax Group Inc., Gabinete De Diseño Industrial Inc., Stamford One Group Ltd., EO Financial Group Inc., Meck Investments Ltd., CG Interventures Inc., Luis Carlos Uzcategui, Luis Miguel Molina, Roberto Rivas, Jorge Caldas, and CMG Classified Media Group, Inc. ****

3.01	Form of Registrant’s Amended and Restated Certificate of Incorporation.*

3.02	Form of Registrant’s Amended and Restated Bylaws.*

4.01	Form of Specimen Certificate for Registrant’s Common Stock.***

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein.*

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.**

10.02	Quota Purchase Agreement, dated as of September 24, 2001 among the Registrant, Marcos Eduardo Galperín, Matthew Bannick and eBay Inc.**

10.03	Lease Agreement, dated as of March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A.**

Exhibit number	Exhibit title
10.04	Lease Agreement, dated as of March 31, 2005, between Curtidos San Luis S.A. and MercadoLibre S.A.*

10.05	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A.*

10.06	Property Lease Agreement, dated June 28, 2005, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda.*

10.07	Property Lease Agreement, dated as of November 1, 2004, between MercadoLivre.com Atividades de Internet Ltda. and Barros e Spitaletti Empreendimentos Ltda.*

10.08	Loan and Security Agreement, dated as of November 2, 2005, by and between eBay Inc. and the Registrant.**

10.09	Strategic Alliance Agreement, dated as of September 24, 2001, by and between eBay Inc. and the Registrant.**

10.10	Management Incentive Bonus Plan of the Registrant.**

10.11	Amended and Restated 1999 Stock Option and Restricted Stock Plan**

10.12	Employment Agreements with Officers.**

10.13	Form of Restricted Stock Award for Outside directors.****

10.14	Summary of compensation plan for outside directors.****

21.01	List of Subsidiaries.

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included in the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007.

**	Included in the Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007.

***	Included in the Amendment No. 4 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on August 7, 2007.

****	Included in the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperín
Marcos Galperín
Chief Executive Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcos Galperín	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008
Marcos Galperín

/s/ Nicolás Szekasy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Nicolás Szekasy		March 31, 2008

	Director	March 31, 2008
Nicolás Galperín

/s/ Anton Levy	Director	March 31, 2008
Anton Levy

/s/ Michael Spence	Director	March 31, 2008
Michael Spence

	Director	March 31, 2008
Veronica Allende Serra

/s/ Emiliano Calemzuk	Director	March 31, 2008
Emiliano Calemzuk

/s/ Martin de los Santos	Director	March 31, 2008
Martin de los Santos

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Mercadolibre, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Mercadolibre, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for warrants in 2005.

PRICE WATERHOUSE & Co. S.R.L.

By	/s/ Juan C. Grassi (Partner)
Juan C. Grassi

Buenos Aires, Argentina

March 5, 2008

MercadoLibre Inc.

Consolidated Balance Sheets

As of December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$15,677,407	$7,143,027
Short-term investments	52,300,007	6,320,656
Accounts receivable	3,211,252	1,983,003
Funds receivable from customers	29,162,763	10,188,712
Prepaid expenses	283,477	333,570
Deferred tax assets	3,445,101	2,904,558
Other assets	894,163	246,352

Total current assets	104,974,170	29,119,878
Non-current assets:
Long-term investments	1,323,789	—
Property and equipment, net	4,143,204	2,931,470
Goodwill and intangible assets, net	23,428,646	21,342,315
Deferred tax assets	269,596	390,820
Other assets	353,395	28,089

Total non-current assets	29,518,630	24,692,694
Total assets	$134,492,800	$53,812,572

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$9,278,138	$5,708,682
Funds payable to customers	16,418,177	9,085,013
Social security payable	3,778,236	2,722,874
Taxes payable	2,493,749	1,735,975
Loans payable	9,713,227	97,527
Provisions	69,979	310,848

Total current liabilities	41,751,506	19,660,919
Non-current liabilities:
Loans payable	—	9,000,000
Other liabilities	1,068,155	1,803,315

Total non-current liabilities	1,068,155	10,803,315
Total liabilities	42,819,661	30,464,234

Commitments and contingencies (Note 14)
Mandatorily redeemable convertible preferred stock, $0.001 par value, 40,000,000 shares authorized at December 31, 2007 and $0.01, par value 45,600,000 shares authorized, 27,187,838 shares issued and outstanding at December 31, 2006; liquidation amount: $78,334,161 at December 31, 2006. (Note 9)	—	64,076,545

Shareholders’ equity (deficit):
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,226,563 shares issued and outstanding at December 31, 2007 and $0.01 par value, 108,800,000 shares authorized, 13,166,982 shares issued and outstanding at December 31, 2006 (Note 8)	44,227	131,670
Additional paid-in capital	121,890,138	2,694,404
Accumulated deficit	(34,363,917)	(44,054,817)
Accumulated other comprehensive income	4,102,691	500,536

Total shareholders’ equity (deficit)	91,673,139	(40,728,207)

Total liabilities, mandatorily redeemable convertible preferred stock and shareholders’ equity (deficit)	$134,492,800	$53,812,572

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statements of Income

For the three years ended December 31, 2007

	Year Ended December 31,
	2007	2006	2005
Net revenues	$85,126,341	$52,058,890	$28,249,677
Cost of net revenues	(19,001,060)	(12,085,648)	(6,138,732)

Gross profit	66,125,281	39,973,242	22,110,945

Operating expenses:
Product and technology development	(4,369,376)	(3,066,304)	(2,186,220)
Sales and marketing	(27,598,683)	(23,358,510)	(14,732,310)
General and administrative	(13,223,522)	(8,150,499)	(4,380,553)

Total operating expenses	(45,191,581)	(34,575,313)	(21,299,083)

Income from operations	20,933,700	5,397,929	811,862

Other income (expenses):
Interest income	1,609,403	520,508	351,779
Interest expense and other financial charges	(2,009,781)	(1,743,315)	(456,430)
Foreign currency (loss) gain	(3,106,515)	(391,981)	250,432
Other expenses, net	(3,006,416)	(1,468,220)	(292,173)

Net income before income / asset tax expense and cumulative effect of change in accounting principle	14,420,391	2,314,921	665,470

Income / asset tax (expense) benefit	(4,727,451)	(1,242,838)	1,369,362

Net income before cumulative effect of change in accounting principle	$9,692,940	$1,072,083	$2,034,832

Cumulative effect of change in accounting principle	—	—	319,304

Net income	$9,692,940	$1,072,083	$2,354,136

Accretion of preferred stock	(309,299)	(494,878)	(494,878)

Net income available to common shareholders	$9,383,641	$577,205	$1,859,258

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statements of Income

For the three years ended December 31, 2007

	Year Ended December 31,
	2007	2006 (1)	2005
Basic EPS
Basic net income available to common shareholders before cumulative effect of change in accounting principle per common share	$0.22	$0.01	$0.04
Cumulative effect of change in accounting principle	—	—	$0.01

Basic net income available to common shareholders per common share	$0.22	$0.01	$0.05

Weighted average shares	25,149,405	13,149,139	13,065,496

Diluted EPS
Diluted net income available to common shareholders before cumulative effect of change in accounting principle per common share	$0.22		$0.04
Cumulative effect of change in accounting principle per common share	—		0.01

Diluted net income available to common shareholders per common share	$0.22		$0.05

Weighted average shares	25,478,336		13,671,359

(1)	For the year ended December 31, 2006, the diluted EPS is equal to the Basic EPS.

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the three years ended December 31, 2007

	Comprehensive income	Common stock		Additional paid-in capital	Preferred stock warrants	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

		Shares	Amount
Balance as of December 31, 2004		13,013,209	$130,132	$3,636,365	$582,000	$(47,481,036)	$(952,062)	$(44,084,601)

Stock options exercised		82,654	$827	$8,176	$—	$—	—	9,003
Reclassification of warrants to liabilities		—	—	—	(582,000)	—	—	(582,000)
Accretion of mandatorily redeemable		—	—	—	—	—	—	—
convertible preferred stock		—	—	(494,878)	—	—	—	(494,878)
Net income	$2,354,136	—	—	—	—	2,354,136	—	2,354,136
Currency translation adjustment	499,916	—	—	—	—	—	499,916	499,916
Unrealized net gains on investments	75,044	—	—	—	—	—	75,044	75,044
Realized net gain on investments	(183,440)	—	—	—	—	—	(183,440)	(183,440)

Comprehensive income	$2,745,656

Balance as of December 31, 2005		13,095,863	$130,959	$3,149,663	$—	$(45,126,900)	$(560,542)	$(42,406,820)

Stock options exercised		71,119	$711	$6,396	$—	$—	$—	$7,107
Stock-based compensation - stock options		—	—	33,223	—	—	—	33,223
Accretion of mandatorily redeemable		—	—	—	—	—	—	—
convertible preferred stock		—	—	(494,878)	—	—	—	(494,878)
Net income	$1,072,083	—	—	—	—	1,072,083	—	1,072,083
Currency translation adjustment	1,142,842	—	—	—	—	—	1,142,842	1,142,842
Unrealized net gains on investments	102,330	—	—	—	—	—	102,330	102,330
Realized net gain on investments	(184,094)	—	—	—	—	—	(184,094)	(184,094)

Comprehensive income	$2,133,161

Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$—	$(44,054,817)	$500,536	$(40,728,207)

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the three years ended December 31, 2007

	Comprehensive income	Common stock		Additional paid-in capital	Preferred stock warrants	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
		Shares	Amount
Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$—	$(44,054,817)	$500,536	$(40,728,207)

Shares issued in 2000 and 2001(1)		204,000	$2,040	$—	$—	$(2,040)	$—	$—
Stock options exercised		483,470	4,835	33,742	—	—	—	38,577
Stock-based compensation - stock options		—	—	15,477	—	—	—	15,477
Stock-based compensation - restricted conversion		—	—	15,966	—	—	—	15,966
Accretion of mandatorily redeemable convertible preferred stock		—	—	(309,299)	—	—	—	(309,299)
Change in par value of common stock		—	(124,690)	124,690	—	—	—	—
Issuance of common stock		3,000,000	3,000	49,570,239	—	—	—	49,573,239
Conversion of mandatorily redeemable convertible preferred stock into common stock		27,187,838	27,188	64,358,656	—	—	—	64,385,844
Reclassification of warrants		—	—	—	4,636,456	—	—	4,636,456
Exercise of warrants		184,273	184	5,386,263	(4,636,456)	—	—	749,991
Net income	$9,692,940	—	—	—	—	9,692,940	—	9,692,940
Currency translation adjustment	3,755,601	—	—	—	—	—	3,755,601	3,755,601
Unrealized net gains on investments	153,876	—	—	—	—	—	153,876	153,876
Realized net gains on investments	(307,322)	—	—	—	—	—	(307,322)	(307,322)

Comprehensive income	$13,295,095

Balance as of December 31, 2007		44,226,563	$44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

(1)	These shares were issued in 2000 and 2001, but were not recorded until 2007. The amounts are immaterial to revise prior years financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statements of Cash Flows

For the three years ended December 31, 2007

	Year Ended December 31,
	2007	2006	2005
Cash flows from operations:
Net income	$9,692,940	$1,072,083	$2,354,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,307,649	2,016,939	1,572,497
Interest expense	—	96,833	128,333
Realized gains on investments	(845,398)	(184,094)	(183,440)
Unrealized gains on investments	(228,877)	(46,926)	—
Stock-based compensation expense - stock options	15,477	33,223
Stock-based compensation expense - restricted shares	15,966	—	—
Cumulative effect of change in accounting principle	—	—	(319,304)
Change in fair value of warrants	3,045,992	1,269,377	230,323
Deferred income taxes	(198,368)	(1,291,549)	(2,003,829)
Changes in assets and liabilities:
Accounts receivable	(736,431)	403,075	(645,644)
Funds receivable from customers	(15,517,486)	(6,026,226)	(2,704,002)
Prepaid expenses	56,399	(207,130)	(91,926)
Other assets	(967,264)	167,593	218,933
Accounts payable and accrued expenses	4,282,955	4,651,264	1,957,580
Funds payable to customers	5,423,976	4,704,108	2,869,190
Provisions	(274,101)	(559,734)	308,146
Other liabilities	689,154	59,518	(252,389)

Net cash provided by operating activities	6,762,583	6,158,354	3,438,604

Cash flows from investing activities:
Purchase of investments	(75,267,070)	(4,944,956)	—
Proceeds from sale of investments	29,765,780	2,184,822	1,106,712
Payment for purchase of DeRemate, net of cash acquired	—	—	(12,141,243)
Purchase of intangible assets	(28,748)	(346,365)	(548,886)
Purchases of property and equipment	(3,058,813)	(2,097,555)	(1,455,717)

Net cash used in investing activities	(48,588,851)	(5,204,054)	(13,039,134)

Cash flows from financing activities:
Increase in short term debt	8,883,104	—	2,335
Decrease in short term debt	—	(2,058)	—
Loans received	—	—	12,000,000
Loans paid	(9,000,000)	(3,000,000)	—
Stock options exercised	38,576	7,107	9,003
Exercise of Warrants	749,991	—	—
Issuance of common stock	49,573,239	—	—

Net cash provided by (used in) financing activities	50,244,910	(2,994,951)	12,011,338

Effect of exchange rate changes on cash and cash equivalents	115,738	203,840	(455,328)

Net increase (decrease) in cash and cash equivalents	8,534,380	(1,836,811)	1,955,480
Cash and cash equivalents, beginning of year	7,143,027	8,979,838	7,024,358

Cash and cash equivalents, end of year	$15,677,407	$7,143,027	$8,979,838

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statements of Cash Flows

For the three years ended December 31, 2007

	Year Ended December 31,
	2007	2006	2005
Supplemental cash flow information:
Cash paid for interest	$1,120,873	$851,667	$—
Cash paid for income taxes	$3,864,908	$1,916,975	$781,857

Non-cash financing activities:
Accretion of preferred stock	$309,299	$494,878	$494,878
Conversion of mandatorily redeemable convertible preferred stock into common stock	$64,385,844	$—	$—
Reclassifications of warrants	$4,636,456	$—	$—

Acquisition of DeRemate subsidiaries:
Cash and cash equivalents	$—	$—	$168,951
Accounts receivable	—	—	210,354
Prepaid expenses	—	—	969
Other current assets	—	—	232,092

Total assets acquired	—	—	612,366

Accounts payable and accrued expenses	—	—	175,886
Social security payable	—	—	62,571
Other current liabilities	—	—	42,561
Provisions	—	—	445,754

Total liabilities assumed	—	—	726,772

Net assets acquired	—	—	(114,406)

Goodwill	—	—	12,124,000
Customer list			300,600

Purchase price	—	—	12,310,194

Cash and cash equivalents acquired	—	—	(168,951)

Payment for purchase of DeRemate, net of cash acquired	$—	$—	$12,141,243

The accompanying notes are an integral part of these consolidated financial statements

MercadoLibre Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

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

MercadoLibre Inc.

Notes to Consolidated Financial Statements

During 2005, the classified advertisements service platform was expanded to include real estate. Much in the same way as with motor vehicles, vessels and aircrafts, purchases of real estate require physical inspection of the property and is therefore a business more suited to a classifieds model. For real estate listings, in addition to posting their contact information, individual owners or real estate agents can also upload pictures and videos of the property for sale and include maps of the property’s location and layout.

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

In August 2007, the Company successfully completed its registration process with the United States Securities and Exchange Commission, and completed its initial public offering pursuant to which the Company sold 3,000,000 shares of common stock and certain selling shareholders sold 15,488,762 shares of common stock, resulting in net proceeds to us of approximately $49,570,239 million. See more details in Note 17.

During 2007 the Company also launched a new and improved version of its MercadoPago payments platform. The new MercadoPago, in addition to improving the ease of use and efficiency of payments for marketplace purchases, also allows for payments outside of the Company’s marketplaces. Users will be able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments for their websites. In this way MercadoPago 3.0 as it has been called is designed to meet the growing demand for internet based payments systems in Latin America.

As of December 31, 2007, the Company, through its wholly owned subsidiaries, operated online trading platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia.

2.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 98% of the consolidated totals during 2007, 2006 and 2005, respectively. Long-lived assets located in the foreign operations

MercadoLibre Inc.

Notes to Consolidated Financial Statements

totaled $25,670,051 and $22,602,151 as of December 31, 2007 and 2006, respectively. Cash and cash equivalents as well as short-term investments, totaling $67,977,414 and $13,463,683 at December 31, 2007 and 2006, respectively, are mainly located in the United States.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts, depreciation, amortization, impairment and useful lives of long-lived assets, recognition of current and deferred income taxes and contingencies. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase, consisting primarily of debt securities and certificates of deposit, to be cash equivalents. Cash equivalents are stated at amortized cost plus accrued interest.

Investments

Securities classified as available-for-sale are recorded at fair market value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income as a separate component of shareholders’ equity (deficit). Investments classified as held-to-maturity are recorded at amortized cost with interest income recorded in earnings. Investments are classified as current or non-current depending on their maturity dates and availability to fund operations.

Concentration of credit risk

Cash, cash equivalents, investments and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents and investments are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and MercadoPago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. The Company maintains an allowance for doubtful accounts receivable and funds receivable from customers based upon its historical experience. Historically, such losses have been within management expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to operating expense.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2007, 2006, and 2005, no customers accounted for more than 10% of net revenues. As of December 31, 2007 and 2006, no customers accounted for more than 10% of net accounts.

Allowance for doubtful accounts

The company maintains allowances for doubtful accounts for estimated losses that may result from the inability of its customers to make required payments. Allowances are based upon several factors including, but not limited to, historical experience and the current condition of specific customers.

Funds receivable and funds payable to customers

Funds receivable relate to the Company’s Payments segment and arise due to the time taken to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, there is a period before the cash is received by the Company. Hence, these funds are treated as a receivable until the cash is settled. These funds are presented net of the related allowance for chargebacks.

Funds payable relate also to the Company’s Payments segment and represent amounts due to customers which are held by the Company until the transaction is completed.

Property and equipment, net

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Repairs and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development efforts are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over an estimated useful life of three years.

Goodwill and intangible assets, net

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased customer lists, trademarks and licenses and non-compete agreements. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to five years.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Revenue Recognition

The Company’s net revenues are derived primarily from final value fees calculated as a percentage of the final sales transaction value, from listing fees, from optional feature fees, and from payment services processing fees; and to a much lesser extent, from online advertising.

Revenues are recognized when evidence of an arrangement exists, the fee is fixed or determinable, no significant obligation remains and collection of the receivable is reasonably assured.

Revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, or at the seller’s specified fixed price at the end of the transaction term.

Revenues related to listing fees and optional feature fees are recognized ratably over the estimated period of the auction. Revenues resulting from a payment processing transaction are recognized once the transaction is completed.

Advertising revenues, which are principally derived from the sale of banners or sponsorship on the sites, are recognized as the impressions are delivered.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company applied the disclosure provisions under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation and related interpretations” (“SFAS No. 123”) as if fair value method had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value method, was included as a pro forma disclosure in the notes to the Company’s consolidated financial statements.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the prospective transition method for new awards and to awards modified, repurchased, or cancelled after the required effective date. Under the prospective method, stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of the award. See Note 11 for details.

Taxes on revenues

The Company subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of net revenues and totaled $5,064,264, $2,925,624, and $1,598,184 for the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled $17,134,300, $13,788,791, and $9,103,879 for the years ended December 31, 2007, 2006 and 2005, respectively.

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income, and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

Mandatorily Redeemable Convertible Preferred Stock

As of December 31, 2007 all shares of Preferred Stock has been converted to the same class of Common Stock. Before the Initial Public Offering (See note 17 for details), the carrying value of mandatorily redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount equals the redemption amount at the redemption date. These increases were effected through charges against the Company’s additional-paid-in capital with effect on net income available to common shareholders and earnings per share.

Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income, a component of shareholders’ equity (deficit). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction (losses) gains are included in the consolidated statements of income under the caption “Other income (expenses)” and amounted to $(3,106,515), $(391,981) and $250,432 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

The Company is subject to U.S. and foreign income taxes. The Company accounts for income taxes following the liability method of accounting which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. The Company’s income tax expense consists of taxes currently payable, if any, plus the change during the period in the Company’s deferred tax assets and liabilities.

Uncertainty in Income Taxes

On January 1, 2007 the Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement 109. FIN 48 prescribes a more likely than not

MercadoLibre Inc.

Notes to Consolidated Financial Statements

recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The adoption of FIN 48 had no significant impact on the Company’s consolidated financial statements.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2002 primarily include the U.S., Argentina, Brazil and Mexico.

The company classifies interest and penalties in the statement of income in income / asset tax (expense) benefit.

Change in accounting principle

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 (“SFAS 150”) for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). FSP 150-5 requires the Company to classify its outstanding preferred stock warrants as liabilities on its balance sheet and record adjustments to the value of its preferred stock warrants in its statements of income to reflect their fair value at each reporting period. The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of July 1, 2005.

The Company used the Black-Scholes Option Pricing Model to measure the fair value of the preferred stock warrants. The following table summarizes the assumptions used in estimating the fair value of the preferred stock warrants at each relevant date:

	07/01/05	12/31/05	12/31/06	8/15/07 (*)
Fair Value of the Company’s preferred stock	$2.25	$4.37	$12.00	$28.56
Exercise value of Warrant	$4.07	$4.07	$4.07	$4.07
Contract duration (years)	5	4	3	3
Risk free rate	6.0%	6.0%	6.0%	6.0%
Volatility	36.0%	36.0%	36.0%	36.0%
Fair Value of the Company’s preferred stock warrants	$.49	$1.74	$8.63	$25.16

(*)	Final adjustment to fair value before exercise.

Since the Company had no history of volatility, the expected volatility was based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the term of the contract. The risk-free interest rate was based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the term of the contracts. The Company has not paid dividends and does not anticipate paying any dividends in the foreseeable future and accordingly, uses an expected dividend yield of zero.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

For the year ended December 31, 2005, the impact of the change in accounting principle, net of tax, was to increase net income by $169,594, consisting of a $319,304 cumulative effect adjustment for the change in accounting principle as of July 1, 2005, when the Company adopted FSP 150-5, and $149,710 of expense that was recorded in “Other expense, net” to reflect the increase in fair value between July 1, 2005 and December 31, 2005.

For the year ended December 31, 2006, the Company recorded in “Other expenses, net” $1,269,377, of expense to reflect the increase in fair value between December 31, 2005 and December 31, 2006.

Up to August 15, 2007, the conversion date, the Company recorded in “Other expenses, net” $3,045,992, of expense to reflect the increase in fair value between December 31, 2006 and the conversion date.

On August 15, 2007, all shares of Preferred Stock had been converted to the same class of Common Stock (See note 17 for details). Consequently, warrants were exercised for common stock.

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

MercadoLibre Inc.

Notes to Consolidated Financial Statements

items for which the fair value option has been elected will be reported in earnings. The Company is currently analyzing the impact that the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

3.	Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 R”). This Statement replaces SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

4.	Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB Nº 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

5.	Fair Value of Stock Options

On December 27, 2007, the Securities and Exchange Commission issued staff accounting bulletin Nº 110 (“SAB No. 110”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies)

MercadoLibre Inc.

Notes to Consolidated Financial Statements

would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company is currently analyzing whether to adopt the provisions of SAB 110.

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the year by the weighted average number of common shares outstanding during the year.

Net income available to common shareholders is computed by deducting from net income accretion of preferred stock.

The Company’s mandatorily redeemable convertible preferred stock outstanding up to August 15, 2007 was a participating security. Accordingly, net income for the years ended December 31, 2007, 2006 and 2005 was allocated between common stock and preferred stock under the “two class method” for purposes of computing basic earnings per share. Subsequent to conversion, on August 15, 2007, the common shares issued were included in the weighted average calculation of shares outstanding used for both basic and diluted earnings per share.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and restricted shares under the Company’s stock based compensation plans. For diluted earnings per common share, net income was also allocated between common stock and preferred stock under the “two class method” because assuming that mandatorily redeemable convertible preferred stock is fully converted into common stock would result in the same dilutive effect.

The following table shows how net income before cumulative effect of change in accounting principle is allocated using the two-class method for earnings per common share:

	Year Ended December 31,
	2007		2006	2005
	Basic	Diluted	Basic and Diluted	Basic	Diluted
Net income	$9,692,940	$9,692,940	$1,072,083	$2,354,136	$2,354,136
Cumulative effect of change in accounting principle	—	—	—	(319,304)	(319,304)

Net income before cumulative effect of change in accounting principle	$9,692,940	$9,692,940	$1,072,083	$2,034,832	$2,034,832

Accretion of preferred stock	(309,299)	(309,299)	(494,878)	(494,878)	(494,878)

MercadoLibre Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2007		2006	2005
	Basic	Diluted	Basic and Diluted	Basic	Diluted
Net income before cumulative effect of change in accounting principle available to common Shareholders	$9,383,641	$9,383,641	$577,205	$1,539,954	$1,539,954

Net income before cumulative effect of change in accounting principle available to common shareholders attributable to preferred stock	(3,772,510)	(3,734,758)	(389,047)	(1,040,113)	(1,024,690)

Net income before cumulative effect of change in accounting principle available to common shareholders attributable to common stock	$5,611,131	$5,648,883	$188,158	$499,841	$515,264

The following table shows how net income is allocated using the two-class method for earnings per common share:

	Year Ended December 31,
	2007		2006	2005
	Basic	Diluted	Basic and Diluted	Basic	Diluted
Net income	$9,692,940	$9,692,940	$1,072,083	$2,354,136	$2,354,136
Accretion of preferred stock	(309,299)	(309,299)	(494,878)	(494,878)	(494,878)

Net income available to common shareholders	$9,383,641	$9,383,641	$577,205	$1,859,258	$1,859,258

Net income available to common shareholders attributable to preferred stock	(3,772,510)	(3,734,758)	(389,047)	(1,255,777)	(1,237,156)

Net income available to common shareholders attributable to common stock	$5,611,131	$5,648,883	$188,158	$603,481	$622,102

Net income per share of common stock is as follows for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007		2006	2005
	Basic	Diluted	Basic and Diluted	Basic	Diluted
Net income before cumulative effect of change in accounting principle available to common shareholders per common share	$0.22	$0.22	$0.01	$0.04	$0.04
Cumulative effect of change in accounting principle per common share	—	—	—	0.01	0.01

Net income available to common shareholders per common share	$0.22	$0.22	$0.01	$0.05	$0.05

Numerator:
Net income before cumulative effect of change in accounting principle available to common shareholders	$5,611,131	$5,648,883	$188,158	$499,841	$515,264

Net income available to common shareholders	$5,611,131	$5,648,883	$188,158	$603,481	$622,102

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	25,149,405	25,149,405	13,149,139	13,065,496	13,065,496

MercadoLibre Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2007		2006	2005
	Basic	Diluted	Basic and Diluted	Basic	Diluted
Adjustment for Stock Options	—	328,931	—	—	605,863

Adjusted weighted average of common stock outstanding for Diluted earnings per share	25,149,405	25,478,336	13,149,139	13,065,496	13,671,359

The calculation of diluted net income per common share excludes all anti-dilutive shares. For the years ended December 31, 2007, 2006 and 2005, the numbers of anti-dilutive shares are as follows:

	Year Ended December 31,
	2007	2006	2005
Anti-dilutive shares
Warrants	114,603	184,272	184,272
Restricted shares	3,895	—	—
Options	—	652,457	—

	118,498	836,729	184,272

4.	Short-term investments

The composition of short-term investments is as follows:

	December 31, 2007	December 31, 2006
Short-term investments
Time Deposits	$14,554,229	$4,197,372
Commercial Papers	12,996,502	—
Money Market Funds	24,749,276	—
Bond Mutual Funds	—	1,328,774
Treasury Bills	—	794,510
Total	$52,300,007	$6,320,656

Long-term investments
Corporate Debt Securities	$1,323,789	$—
Total	$1,323,789	$—

The Company has classified its investments in money market funds and bond mutual funds as available-for-sale securities.

Available-for-sale securities are stated at market value, with unrealized gains and losses reflected, net of tax, as other comprehensive income in shareholders’ equity (deficit). Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

Unrealized gains of available-for-sale securities, net of tax, were $153,876, $102,330 and $75,044 for the years ended December 31, 2007, 2006 and 2005, respectively. These investments do not have a maturity date.

Treasury bills, commercial papers, corporate debt securities and time deposits are considered held-to-maturity securities. Interest Income on held to maturity securities were $766,953, $46,926, and $nil for the years ended December 31, 2007, 2006 and 2005. The short-term held-to-maturity securities mature on several dates between January 2008 to December 2008. The long-term held-to-maturity securities mature in August 2010 and May 2011.

The book value of held-to-maturity securities approximates their respective fair value and consequently there are no significant unrecognized gains or losses.

5.	Balance sheet components

	December 31, 2007	December 31, 2006
Accounts receivable, net:
Users	$7,975,231	$5,407,150
Credit cards and other means of payments	1,294,136	835,449
Advertising	489,146	123,410
Others debtors	65,164	45,265

	9,823,677	6,411,274
Allowance for doubtful accounts	(6,612,425)	(4,428,271)

	$3,211,252	$1,983,003

	2007	2006
Funds receivable from customers
Credit cards and other means of payments	$29,751,867	$10,379,947
Allowance for chargebacks	(589,104)	(191,235)

	$29,162,763	$10,188,712

	December 31, 2007	December 31, 2006
Other current assets:
VAT credits	$315,167	$148,267
Other taxes	317,731	49,396
Employee loan	—	9,228
Other	261,265	39,461

	$894,163	$246,352

MercadoLibre Inc.

Notes to Consolidated Financial Statements

	Estimated useful life (years)	December 31, 2007	December 31, 2006
Property and equipment, net:
Equipment	3-5	$8,182,697	$5,993,354
Furniture and fixtures	3-5	1,646,746	823,436
Software	3	1,380,440	1,183,418

		11,209,883	8,000,208
Accumulated depreciation		(7,066,679)	(5,068,738)

		$4,143,204	$2,931,470

	Year Ended December 31,
	2007	2006	2005
Depreciation and amortization:
Cost of revenues	$103,772	$37,760	$23,330
Product and technology development	1,854,345	1,649,865	1,366,669
Sales and marketing	22,772	14,525	12,072
General and administrative	326,760	314,789	170,426

	$2,307,649	$2,016,939	$1,572,497

		December 31, 2007	December 31, 2006
Accounts payable and accrued expenses:
Accounts payable		$4,022,469	$2,487,121
Accrued expenses
Advertising		3,132,771	2,191,902
Professional fees		930,331	511,199
Other expenses provision		1,180,740	506,344
Other current liabilities		11,827	12,116

		$9,278,138	$5,708,682

		December 31, 2007	December 31, 2006
Loans payable:
Credit Card receivable-backed Loans (1)		$9,710,818	$—
Other Loans		2,409	97,527

		$9,713,227	$97,527

MercadoLibre Inc.

Notes to Consolidated Financial Statements

(1)	Certain working capital requirements of our Payments operations in Brazil were financed through bank advancements backed by credit card receivables. The weighted average interest rate of these loans was 0.95% per month.

	December 31, 2007	December 31, 2006
Accumulated other comprehensive income:
Foreign currency translation	$4,044,801	$289,200
Unrealized gains on investments	89,061	282,934
Estimated tax loss on unrealized gains on investments	(31,171)	(71,598)

	$4,102,691	$500,536

6.	Business Combinations, Goodwill and Intangible Assets

Business Combinations

The following table summarizes the acquisitions consummated by the Company during the years ended December 31, 2007, 2006 and 2005 (in thousands):

Company Name	Country	Year Acquired	Post Acquisition Ownership	Net Tangible Assets / (Liabilities)	Identifiable Intangible Assets	Goodwill	Aggregate Purchase Price
eBazar.com.br Ltda. / Arremate.com	Brazil	2005	100%	(194.7)	96.3	1,857.8	1,759.4

DeRemate.com de Venezuela S.A., Colombia Branch	Colombia	2005	100%	114.1	40.5	1,986.8	2,141.4

DeRemate.com de México S.A. de C.V.	Mexico	2005	100%	(16.4)	92.3	4,925.8	5,001.7

DeRemate.com del Peru S.A.	Peru	2005	100%	38.7	22.4	929.6	990.7

DeRemate.com de Uruguay S.A.	Uruguay	2005	100%	(10.8)	9.3	229.5	228.0

DeRemate.com de Venezuela S.A.	Venezuela	2005	100%	(45.2)	39.7	2,194.5	2,189.0

Tangible net assets were valued at their respective carrying amounts as the management of the Company believes that these amounts approximated their current fair values at the respective acquisition dates. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user base, trademarks and trade names. Identifiable intangible assets are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of two to five years. Management believes the straight-line method of amortization represents the best estimate of distribution of the economic value of identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s acquired intangible assets by type related to the above purchase acquisitions (in thousands):

Company Name	Country	Year Acquired	Customer List / User Base
eBazar.com.br Ltda. / Arremate.com	Brazil	2005	96.3

DeRemate.com de Venezuela S.A., Colombia Branch	Colombia	2005	40.5

DeRemate.com de México S.A. de C.V.	Mexico	2005	92.3

DeRemate.com del Peru S.A.	Peru	2005	22.4

DeRemate.com de Uruguay S.A.	Uruguay	2005	9.3

DeRemate.com de Venezuela S.A.	Venezuela	2005	39.7

The results of operations for periods prior to the acquisition for each acquisition, both individually and in the aggregate, were not material to the consolidated statement of income of the Company and, accordingly, pro forma results of operations have not been presented.

DeRemate

On November 10, 2005, the Company acquired certain operations of its main competitor in online trading, DeRemate.com Inc., including all of its operations in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela, and the majority of shares of its subsidiaries (except for its Argentine and Chilean subsidiaries), for an aggregate purchase price of $12,310,194. The technology and business of DeRemate were integrated into MercadoLibre, and therefore the acquisition increased the Company’s users base and solidified its market leadership position in Latin America. The acquisition was financed with a loan from eBay, one of the Company’s largest shareholders.

See note 20 for acquisitions subsequent to December 31, 2007.

The composition of goodwill and intangible assets is as follows:

	December 31, 2007	December 31, 2006
Indefinite lived assets
- Goodwill	$23,000,467	$20,572,792

MercadoLibre Inc.

Notes to Consolidated Financial Statements

	December 31, 2007	December 31, 2006
Amortizable intangible assets
- Trademarks & Licenses and others	1,352,945	1,333,321
- Non-compete agreement	731,101	605,706
- Customer list	597,257	524,172

Total intangible assets	$25,681,770	$23,035,991
Accumulated amortization	(2,253,124)	(1,693,676)

	$23,428,646	$21,342,315

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, are as follows:

	Year Ended December 31, 2007
	Marketplaces
	Brazil	Mexico	Other Countries	Total
Balance, beginning of year	$10,233,062	$4,911,840	$5,427,890	$20,572,792
- Effect of exchange rates changes	2,118,480	(12,973)	322,168	2,427,675

Balance, end of year	$12,351,542	$4,898,867	$5,750,058	$23,000,467

	Year Ended December 31, 2006
	Marketplaces
	Brazil	Mexico	Other Countries	Total
Balance, beginning of year	$9,346,899	$4,987,323	$5,323,575	$19,657,797
- Effect of exchange rates changes	886,163	(75,483)	104,315	914,995

Balance, end of year	$10,233,062	$4,911,840	$5,427,890	$20,572,792

Amortizable intangibles assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, acquired software licenses and other acquired intangible assets including a non-compete agreement and developed technologies. Aggregate amortization expense for intangible assets totaled $379,100, $482,344, and $418,262 for the years ended December 31, 2007, 2006 and 2005, respectively.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

Expected future intangible asset amortization from acquisitions completed as of December 31, 2007 is as follows:

For year ended 12/31/2008	$233,830
For year ended 12/31/2009	$121,119
For year ended 12/31/31/2010	$73,230

$428,179

7.	Segments

Reporting segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The Marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela) online marketplaces commerce platforms. The Payments segment includes our regional payments platform consisting of our business of MercadoPago.

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

The following tables summarize the financial performance of our reporting segments:

	Year Ended December 31, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$37,560,419	$11,342,792	$9,628,121	$10,986,185	$69,517,517	$15,608,824	$85,126,341
Direct costs	(24,079,798)	(5,657,006)	(6,339,762)	(6,147,572)	(42,224,138)	(11,237,121)	(53,461,260)

Direct contribution	13,480,621	5,685,786	3,288,359	4,838,613	27,293,379	4,371,703	31,665,081

Operating expenses and indirect costs of net revenues							(10,731,381)

Income from operations							20,933,700

Other income (expenses):
Interest income							1,609,403
Interest expense and other financial results							(2,009,781)
Foreign exchange							(3,106,515)
Other expenses, net							(3,006,416)

Net income before income / asset tax expense							$14,420,391

MercadoLibre Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2006
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$25,571,405	$7,027,681	$6,199,110	$5,930,873	$44,729,069	$7,329,821	$52,058,890
Direct costs	(18,193,271)	(4,553,777)	(5,040,322)	(4,448,878)	(32,236,248)	(6,561,532)	(38,797,780)

Direct contribution	7,378,134	2,473,904	1,158,788	1,481,995	12,492,821	768,289	13,261,110

Operating expenses and indirect costs of net revenues							(7,863,181)

Income from operations							5,397,929

Other income (expenses):
Interest income							520,508
Interest expense and other financial results							(1,743,315)
Foreign exchange							(391,981)
Other expenses, net							(1,468,220)

Net income before income / asset tax expense							$2,314,921

	Year Ended December 31, 2005
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$15,339,446	$4,693,963	$2,782,817	$2,259,263	$25,075,489	$3,174,188	$28,249,677
Direct costs	(11,166,008)	(3,063,498)	(3,111,235)	(2,337,581)	(19,678,322)	(2,883,520)	(22,561,842)

Direct contribution	4,173,438	1,630,465	(328,418)	(78,318)	5,397,167	290,668	5,687,835

Operating expenses and indirect costs of net revenues							(4,875,973)

Income from operations							811,862

Other income (expenses):
Interest income							351,779
Interest expense and other financial results							(456,430)
Foreign exchange							250,432
Other expenses, net							(292,173)

Net income before income / asset tax and cumulative effect of change in accounting principle							$665,470

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31, 2007	December 31, 2006
US long-lived tangible assets	$2,091,307	$1,578,122
Other countries long-lived tangible assets
Argentina	1,232,998	827,438
Brazil	699,599	459,978
Mexico	30,275	43,542
Other countries	89,025	22,390

	$2,051,897	$1,353,348

Total long-lived tangible assets	$4,143,204	$2,931,470

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31, 2007	December 31, 2006
US intangible assets	$30,017	$121,602
Other countries goodwill and intangible assets
Argentina	198,886	379,785
Brazil	12,423,659	10,341,961
Mexico	4,957,400	4,982,529
Other countries	5,818,684	5,516,438

	$23,398,629	$21,220,713

Total goodwill and intangible assets	$23,428,646	$21,342,315

MercadoLibre Inc.

Notes to Consolidated Financial Statements

The following table summarizes the allocation of net revenues based on geography:

	Year Ended December 31,
	2007	2006	2005
Brazil	$50,260,134	$30,776,669	$17,493,557
Argentina	12,580,873	7,836,707	$5,152,129
Mexico	10,700,597	7,169,955	$3,263,715
Other countries	11,584,737	6,275,559	$2,340,276

Total net revenues	$85,126,341	$52,058,890	$28,249,677

8.	Common Stock

Authorized, issued and outstanding shares

At December 31, 2006, as stated in the Company’s Second Amended and Restated Certificate of Incorporation (the “Second Amended Certificate of Incorporation”), the Company had authorized the following classes of common stock (collectively the “Common Stock”):

Class of Common Stock	Number of shares
Class A	65,000,000
Class B-1	6,400,000
Class B-2	6,400,000
Class C	8,600,000
Class D-1	3,000,000
Class D-2	3,000,000
Class E-1	8,200,000
Class E-2	8,200,000

Total number of shares	108,800,000

Prior to the completion of the initial public offering (see note 17), the Company’s certificate of incorporation was amended to provide that the authorized capital stock consist of a single class of common stock. Consequently, all the outstanding common stock, were converted into shares of a single class of common stock.

At December 31, 2007, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).

MercadoLibre Inc.

Notes to Consolidated Financial Statements

Authorized, issued and outstanding shares (Continued)

As of December 31, 2007 and 2006, there were 44,226,563 and 13,166,982 shares of Common Stock issued and outstanding with a par value of $0.001 and $0.01 per share, respectively.

Voting rights

Each outstanding share of common stock, is entitled to one vote on all matters submitted to a vote of holders of common stock, except for stockholders that beneficially own more than 20% of the shares of the outstanding common stock, in which case the Board of Directors (the “Board”) may declare that any shares of stock above such 20% do not have voting rights. The holders of common stock do not have cumulative voting rights in the election of directors.

In connection with the December 31, 2006 outstanding shares, the holders of Class A, Class C and Class E-1 Common Stock were entitled to one vote per share. The holders of Class B-1 and Class D-1 Common Stock were entitled to vote the number of shares equal to the ratio of the total number of shares of all Class B and Class D Common Stock, respectively, to the total number of shares of Class B-1 and Class D-1 Common Stock, respectively. The holders of Class B-2, D-2 and E-2 Common Stock did not have voting rights, except with regards to a merger or consolidation of the Company.

Holders of all classes of voting common stock could elect three members of the Company’s Board, with the exception of one director who was subject to the collective approval of the holders of Series A and Series B-1 Preferred Stock. Holders of Series A, Series B and Series C Preferred Stock had the right to elect one, two and one member(s), respectively, to the Board (see Note 9).

Conversion rights

The single class of common stock authorized in the Fourth Amended Certificate of Incorporation, has no conversion rights.

In connection with the December 31, 2006 outstanding shares Class B-1, D-1 and E-1 Common Stock, held by a Regulated Stockholder, as defined in the Company’s Second Amended Certificate of Incorporation, could be converted into Class B-2, D-2 and E-2 Common Stock at a conversion rate of one to one. Class B-2, D-2 and E-2 Common Stock held by any shareholder could be converted into Class B-1, D-1 and E-1 Common Stock at a conversion rate of one to one. Class C, B-1, D-1 and E-1 Common Stock could be converted to Class A Common Stock at a conversion rate of one to one.

Conversion of the Class A Common Stock into any other class of common or preferred stock was not permitted per the Company’s Second Amended Certificate of Incorporation.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

At December 31, 2006, there were 24,600,000 shares of Class A Common Stock, and all shares of Class B, C, D and E Common Stock, reserved for issuance in connection with the conversion of the various classes of Common Stock, the various series of preferred stock and for the exercise of stock options.

9.	Mandatorily Redeemable Convertible Preferred Stock

Since its inception, the Company has repeatedly amended its Certificate of Incorporation in order to authorize the issuance of Series A, Series B-1, Series B-2, Series C, Series D-1, Series D-2, Series E-1 and Series E-2 mandatory redeemable convertible preferred stock (the “Preferred Stock”).

In November 1999, the Company issued 7,600,000 shares of Series A and B mandatory redeemable convertible preferred stock to certain investors for $7,600,000, or $1 per share.

On May 5, 2000, the Company issued 11,461,776 shares of Series C and D mandatory redeemable convertible preferred stock to existing and new preferred shareholders for $46,650,000, or $4.07 per share. Of these shares, 1,228,486 were issued in connection with the conversion of promissory notes issued in March 2000.

In September 2001, pursuant to a Securities Purchase Agreement with eBay Inc., the Company issued 8,126,062 shares of Series E mandatorily redeemable convertible preferred stock in exchange for a 100% equity interest in iBazar Brazil. The Company recorded the issuance of Series E preferred stock at its estimated fair market value amounting to $7,246,589, less issuance costs totaling $235,933.

The Preferred Stock had several rights and preferences concerning dividends, redemption, conversion, liquidation and voting.

On August 15, 2007, all of the Company’s outstanding shares of Preferred Stock and different classes of common stock were converted into shares of one class of common stock. As of December 31, 2007 the Company has no preferred stock issued.

The following table presents a summary of the Company’s Preferred Stock activity during the years ended December 31, 2007, 2006 and 2005:

	Series
	A	B-1	B-2	C	D-1	D-2	E-1	E-2	Total
Balance at December 31, 2004	$1,651,800	$1,913,275	$4,280,973	$35,589,751	$1,846,442	$10,479,018	$6,295,869	$1,029,661	$63,086,789

Accretion	9,400	10,888	24,363	264,250	13,710	77,805	81,185	13,277	494,878

Balances at December 31, 2005	$1,661,200	$1,924,163	$4,305,336	$35,854,001	$1,860,152	$10,556,823	$6,377,054	$1,042,938	$63,581,667

MercadoLibre Inc.

Notes to Consolidated Financial Statements

	Series
	A	B-1	B-2	C	D-1	D-2	E-1	E-2	Total
Accretion	9,400	10,888	24,363	264,250	13,710	77,805	81,185	13,277	494,878

Balances at December 31, 2006	$1,670,600	$1,935,051	$4,329,699	$36,118,251	$1,873,862	$10,634,628	$6,458,239	$1,056,215	$64,076,545

Accretion	5,875	6,805	15,227	165,156	8,569	48,628	50,741	8,298	309,299
Conversion of Preferred stock	(1,676,475)	(1,941,856)	(4,344,926)	(36,283,407)	(1,882,431)	(10,683,256)	(6,508,980)	(1,064,513)	(64,385,844)

Balances at December 31, 2007	$—	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2007, pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $.001 per share.

10.	Warrants

In connection with the promissory notes issued in March 2000, the Company issued warrants to purchase a number of shares of new classes of preferred stock. The warrants had an exercise price equal to the fair market value of the new series of preferred stock. The warrants holders had the option of exercising the warrants with either cash or, if the fair market value of the shares at the date of exercise exceeds the warrants exercise price, in stock through a net settlement.

In March 2006, the shareholders approved a 5 year extension of the exercise period of Warrants issued on March 17, 2000, from March 17, 2005 to March 17, 2010. No charge was recorded during 2005 related to the extension of the warrants because there was no material difference between the fair value of the warrants before and after this modification.

As discussed in note 2, as a result of the adoption of FSP 150-5, as from July 1, 2005 the Company classified its outstanding warrants as liabilities in its balance sheet recognizing in its statement of income the changes in its fair value at each reporting period.

At December 31, 2006, the warrants to purchase 184,272 shares of Series C and D preferred stock for a total consideration of $750,000 had not been exercised.

As described in Note 9, on August 15, 2007, all preferred stock was converted into shares of one class of Common Stock. Although warrants were exercisable for preferred stock , due to the aforementioned conversion, all of the Company’s outstanding warrants had been exercised and converted into Common Stock. As of December 31, 2007 the Company has no outstanding warrants.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

11.	Stock Option Plan and Restricted Shares

Stock Option Plan

In October 1999, the Company adopted the 1999 Stock Option Plan (the “Plan”). Originally, the Company has reserved 4,732,400 shares of Class A Common Stock for issuance under the Plan. Awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. As stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of a single class of Common Stock. At December 31, 2007, there are 301,374 shares of Common stock available for additional awards under the Plan.

Up to December 31, 2005, when options were granted to employees, a non-cash charge representing the difference between the exercise price and the fair market value of the common stock underlying the options on the date of grant was recorded as reduction of shareholders’ equity and amortized over the vesting period. For the year ended December 31, 2005, no charges related to unearned stock-based compensation were recognized.

No effect on net income available to common shareholders had resulted if the fair value method to stock-based compensation would have been applied.

The fair value of each stock option was estimated on the date of grant using the minimum value method assuming no dividend yield, risk free interest rate of approximately 6% in 2005 and weighted average expected option terms of six years.

The following table summarizes stock option activity under the Plan for the year ended December 31, 2005:

	2005
	Number of options	Weighted average exercise price
Outstanding, beginning of year	791,076	$0.22
Granted below fair value of stock	—	—
Granted above fair value of stock	5,000	1.50
Forfeited or expired	(6,500)	0.01
Lapsed	(18,100)	0.83
Exercised	(82,654)	0.11

Outstanding, end of year	688,822	0.22

Exercisable, end of year	619,182	$0.19

MercadoLibre Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Outstanding		Exercisable
Exercise price	Number of options	Weighted-average remaining contractual life (year)	Number of options
$ 0.01	547,509	6.37	503,807
$ 0.75	65,000	4.00	65,000
$ 1.00	41,000	4.05	41,000
$ 1.50	31,313	9.83	5,375
$ 3.00	4,000	4.42	4,000

	688,822	6.15	619,182

Weighted average Exercise Price
- Options outstanding			$0.22
- Options exercisable			$0.19

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring the recognition of compensation expense based upon the grant date fair value of its stock-based compensation awards.

Stock-based compensation expense related to stock options for 2007 and 2006 was allocated as follows:

	Year Ended December 31,
	2007	2006
Product and technology development	$1,927	$8,935
Sales and marketing	4,297	19,924
General and administrative	9,253	4,364

Total	$15,477	$33,223

The effect of adopting SFAS No. 123(R) per basic and per diluted share for the year ended December 31, 2006, is not material.

Since stock option awards have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

As of December 31, 2007, total stock-based compensation expense related to non-vested stock options not yet recognized amounts to $ 6,926 and the weighted-average period in which it is expected to be recognized is 3 years.

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

The following weighted-average assumptions were used in estimating the fair value of options for the year ended December 31, 2006:

Stock price volatility	36%
Expected term	7 years
Risk-free interest rate	6%

The weighted-average grant date fair value of options granted during the year ended December 31, 2006 was $4.68. No stock options were granted during 2007.

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company also estimated expected forfeitures of stock options upon adoption of SFAS 123(R). In developing a forfeiture rate estimate, Management considered its historical experience and expectations. Actual forfeiture activity may differ from the estimated forfeiture rate.

Stock option activity is as follows:

	2007		2006
	Number of options	Weighted- average exercise price	Number of options	Weighted- Average exercise price
Outstanding, beginning of year	633,331	$0.33	688,822	$0.22
Granted below fair value of stock	—	—	17,000	1.50
Granted above fair value of stock	—	—	6,500	6.00
Forfeited or expired	(4,937)	3.95	(7,372)	0.41
Lapsed	(750)	0.01	(500)	0.01
Exercised	(483,470)	0.08	(71,119)	0.10

MercadoLibre Inc.

Notes to Consolidated Financial Statements

	2007		2006
	Number of options	Weighted- average exercise price	Number of options	Weighted- Average exercise price
Outstanding, end of the year	144,174	1.04	633,331	0.33

Exercisable, end of the year	122,775	$0.93	576,550	$0.21

The following details the outstanding options at December 31, 2007 and 2006:

December 31, 2007				December 31, 2006
	Outstanding		Exercisable		Outstanding		Exercisable
Exercise price	Number of options	Weighted- average remaining contractual life (years)	Number of options	Exercise price	Number of options	Weighted- average remaining contractual life (years)	Number of options
$ 0.01	25,299	5.51	21,713	$0.01	476,824	4.98	458,418
$ 0.75	48,000	2.00	48,000	$0.75	65,000	3.00	65,000
$ 1.00	30,000	2.06	30,000	$1.00	35,000	3.05	35,000
$ 1.50	33,125	7.29	17,438	$1.50	46,007	8.87	14,132
$ 3.00	4,000	2.42	4,000	$3.00	4,000	3.42	4,000
$ 6.00	3,750	8.59	1,624	$6.00	6,500	9.68	—

	144,174	4.03	122,775		633,331	4.99	576,550

Weighted average Exercise Price				Weighted average Exercise Price
- Options outstanding			$1.04	- Options outstanding			$0.33
- Options exercisable			$0.93	- Options exercisable			$0.21

Restricted Shares

As mentioned in Note 18, the Company granted awards to its outside directors for 2,000 Restricted Shares. In accordance with SFAS 123(R) non-vested shares awarded to employees and directors are measured at their fair value by the grant-date price of the Company’s shares as if they were vested and issued on the grant date.

Based on the fair value of the Company’s share at the grant date, total compensation cost for the 2,000 Restricted Shares awarded amounted to $55,500. For the period ended December 31, 2007, the Company recognized $ 15,966 of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

Regarding the additional grants for fixed amounts of $30,000 and $40,000, in accordance with, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), they are classified as liabilities in the accompanying consolidated balance sheet. For the period ended December 31, 2007, the Company recognized $ 16,283 of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

12.	Management incentive bonus plan

In September 2001, the Company implemented the 2001 Management Incentive Bonus Plan (the “Incentive Plan”) to provide incentives to, and align the interests of, senior management with the Company’s shareholders. As established in the Incentive

MercadoLibre Inc.

Notes to Consolidated Financial Statements

Plan, the Company’s Chief Executive Officer, with the consent of the Board of Directors, made the initial determination as to the executives entitled to the benefits under the plan (the “Participants”) and the amounts of participation (the “Participation Percentages”). The Board of Directors administers the Incentive Plan.

Pursuant to the Incentive Plan, if the Company is sold, the Participants are entitled to receive a “sale bonus” and a “stay bonus” as follows:

If the purchase price is equal or greater than $20,000,000, then Participants shall be entitled to receive i) a sale bonus equal to 5.5% of the purchase price and ii) a stay bonus equal to 7.1% of the purchase price; provided, however, that in no event shall the amount paid or payable by the purchaser considered for the Incentive Plan calculation exceed $78,335,000. Each Participant shall participate on these bonuses based on its Participation Percentage.

If the purchase price is less than $20,000,000, then Participants shall be entitled to receive a stay bonus equal to 7.1% of the purchase price. Each Participant shall participate on this stay bonus based on its Participation Percentage.

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2007.

13.	Income Taxes

The components of pretax income in consolidated companies for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year ended December 31,
	2007	2006	2005
United States	$(4,702,517)	$(3,105,021)	$(1,164,508)
Brazil	11,414,462	4,332,451	3,273,141
Argentina	3,807,411	425,235	(163,889)
Mexico	1,748,510	512,948	(738,794)
Other Countries	2,152,525	149,308	(540,480)

	$14,420,391	$2,314,921	$665,470

Income / Asset tax is composed of the following:

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
Foreign	5,023,182	1,916,976	781,856

MercadoLibre Inc.

Notes to Consolidated Financial Statements

	Year ended December 31,
	2007	2006	2005
	5,023,182	1,916,976	781,856
Deferred:
Federal	—	—	—
Foreign	(114,964)	(745,196)	(2,210,340)

	(114,964)	(745,196)	(2,210,340)

	4,908,218	1,171,780	(1,428,484)

Asset Tax:
Federal	—	—	—
Foreign	(180,767)	71,058	59,122

	(180,767)	71,058	59,122

Income / asset tax expense (benefit)	$4,727,451	$1,242,838	$(1,369,362)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2007, 2006 and 2005 to income before taxes:

	Year ended December 31,
	2007	2006	2005
Net income before tax	$14,420,392	$2,314,921	$665,470
Blended income tax rate	33%	38%	48%

Provision at blended tax rate	4,749,688	888,848	316,469
Permanent Differences:
Non-deductible expenses	409,453	705,571	206,139
Prescription of NOLs / TLC	—	236,821	254,870
Non-taxable Income	(145,945)	(83,625)	(73,680)
Currency Translation	(293,740)	294,081	(190,600)
Change in valuation allowance	557,759	(869,916)	(1,941,682)
True up	(368,997)	—	—

Income Tax Expense (Benefit)	$4,908,218	$1,171,780	$(1,428,484)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2007 and 2006:

MercadoLibre Inc.

Notes to Consolidated Financial Statements

	Year ended December 31,
	2007	2006
Deferred tax assets
Allowance for doubtful accounts	$1,536,360	$1,132,873
Property and equipment, net	269,596	471,481
Accounts payable and accrued expenses	68,354	42,139
Social Security Payable	257,755	376,831
Other liabilities	—	352,962
Customer lists	30,395	—
Taxes payable	24,271	2,681
Provisions	587,676	236,241
Tax loss carryforwards	16,000,797	13,972,525

Total Deferred Tax assets	18,775,204	16,587,733
Valuation allowance	(14,997,188)	(13,140,096)

Net deferred tax assets	3,778,016	3,447,637

Deferred tax liabilities
Property and equipment, net	(32,148)	—
Unrealized net gains on investments	(31,171)	(71,598)
Customer list	—	(80,661)

Total Deferred Tax liabilities	(63,319)	(152,259)

	$3,714,697	$3,295,378

The total amount of $3,714,697 for the year ended December 31, 2007, is disclosed in the consolidated balance sheet as current and non-current asset amounting to $3,445,101 and $269,596, respectively.

The total amount of $3,295,378 for the year ended December 31, 2006, is disclosed in the consolidated balance sheet as current and non-current asset amounting to $2,904,558 and $390,820, respectively.

As of December 31, 2007, consolidated loss carryforwards for income tax purposes were $50,020,172. If not utilized, tax loss carryforwards will begin to expire as follows:

2008	—
2009	411,829
2010	3,325,837
2011	2,204,956
Thereafter	44,077,550

Total	50,020,172

Out of the total tax loss carryforwards as of December 31, 2007 and 2006, there are $6,009,739 and $5,210,382, respectively, with a full valuation allowance which correspond to the DeRemate operations. Accordingly, in the event that such tax benefits will be used, the release of that valuation allowance should be allocated to reduce Goodwill. Thereafter, upon adoption of FAS 141 (R), any release related to the said valuation allowance will be allocated to net income.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies

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

During 2007, the Brazilian subsidiary of the Company was sued in 107 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them.

On June, 12, 2007 a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our web site, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre web site. We were summoned on December, 12, 2007 and presented our defense on January 4, 2008.

In August, 2007, Serasa S.A., or Serasa, sued the Company’s Brazilian subsidiary alleging that our Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages.

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

In December, 2007, the case filed by Sette Informações Educacionais Ltda. was settled, under an agreement to establish procedures to protect Sette’s intellectual property rights based on the notice and take down of alleged infringing items listed in the Brazilian web site; no consideration was paid to plaintiff to settle the case.

In December, 2007, Botelho Indústria e Distribuição Cinematográfica Ltda., or Botelho, sued our Brazilian subsidiary. Botelho alleges that our Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses (branded as “TELE-JUR”), through the Brazilian website. Botelho seeks an injunction, fines, and compensatory and statutory damages.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

As of December 31, 2007, 146 legal actions were still in litigation in the Brazilian ordinary courts 7 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuição de Fitas Ltda. and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda. Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda. and Sette Informações Educacionais Ltda.) were related to alleged intellectual property infringement. In addition, as of December 31, 2007, the Brazilian subsidiary of the Company received approximately 1,900 legal actions in consumer courts, where a lawyer is not required. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them. As of December 31, 2007, there were more than 1,240 cases still in litigation in these consumer courts.

At December 31, 2007, the Company had established reserves for proceeding-related contingencies of $796,064 to cover 391 legal actions against us and $35,832 to cover some lawsuits against DeRemate Brazil where we have determined that a loss is probable. As of December 31, 2007 no loss amount has been accrued over 1,096 legal actions in Brazil for the aggregate amount up to $ 3,503,361 because a loss is not considered probable.

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

MercadoLibre Inc.

Notes to Consolidated Financial Statements

Litigation after December 31, 2007

After December 31, 2007 and up to date, the Company’s Brazilian subsidiary was also demanded in 16 other cases in Brazilian ordinary courts and 291 new cases in consumer courts.

Other contingencies

As of December 31, 2007 the Company had reserved $186,636 against some tax contingencies identified in some of its subsidiaries.

Operating Leases

The Company has leases for office space in the various countries it operates in. Total rental expense amounted to approximately $970,823, $474,737, and $359,739 for the years ended December 31, 2007, 2006 and 2005, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For year ended December 31, 2008	$432,844
For year ended December 31, 2009	$74,863
For year ended December 31, 2010	$—

$507,707

Employment Contracts

The executive officers are employed under contracts which provide for annual base salaries aggregating to approximately $863,000 per year, a performance based bonus aggregating to approximately $804,000 per year, and some fringe benefits. The employment contracts automatically renew annually, if not previously cancelled. All these contracts include clauses which in the event of employment termination without proper reason, require payment of full wages for one year after employment termination.

15.	Related Party Transactions

Indemnification agreements

The Company has entered into indemnification agreements with each of the directors and executive officers of its local subsidiaries. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by the laws of the jurisdiction where these subsidiaries operate, for certain liabilities to which they may become subject by reason of the fact that such individuals are or were directors or executive officers of the local subsidiaries of the Company.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

Curtidos San Luis S.A.

The Company leases office space from Curtidos San Luis S.A. Immediate family of Marcos Galperin (CEO) are managers and shareholders of the controlling company of Curtidos San Luis S.A. During the years ended December 31, 2007, 2006 and 2005, the Company recognized expenses from Curtidos San Luis S.A. totaling $557,836, $309,012, and $213,064, respectively.

At December 31, 2007 and 2006, the amounts payable to this supplier were $nil and $71,363, respectively.

eBay Inc.

On November 7, 2005 the Company obtained a secured loan granted by eBay Inc. in connection with the acquisition of DeRemate subsidiaries, under the following conditions:

•	Principal amount: $12,000,000

•	Interest Rate: 7%

•	Maturity: 5 years, or upon an issuance of securities, such as an initial public offering

During the years ended December 31, 2007, 2006 and 2005 the Company recognized $399,000, $820,167 and $128,333, respectively of interest expenses from this loan which are included in interest expense and other financial charges in the accompanying consolidated statement of income. At December 31, 2006 and 2005 the Company owed to eBay Inc. $9,096,833 and $12,128,333, respectively. On November 6, 2006, the Company paid $851,667 of interest. On November 8, 2006, the Company prepaid $3,000,000 of principal. In August 2007, the Company repaid the total outstanding loan for $9,495,833 (including interest) with the Initial Public Offering proceeds. See more details in Note 17.

Others:

On January 17, 2006, the Company entered into a Loan and Security Agreement with Mr. Ignacio Vidaguren, Customer Service Vice President. Under the terms of the agreement Mr. Vidaguren may have requested advances from time to time before December 31, 2006, in an aggregate outstanding amount not to exceed $214,503, at an annual interest rate of 5%. The agreement calls for interest-only payments on January 17 of each year until the maturity date. The maturity date was established the earlier of (i) January 17, 2011 or (ii) three days after Mr. Vidaguren receives proceeds from the sale of his equity securities issued by the Company or (iii) the day that Mr. Vidaguren receives proceeds pursuant to sales of securities in connection with the initial public offering. The loan was secured by collateral consisting of Mr. Vidaguren’s property, whether presently existing or subsequently acquired, related to equity interests issued by the Company and its subsidiaries and any rights or distributions

MercadoLibre Inc.

Notes to Consolidated Financial Statements

of any kind arising from those equity interests. Events of default included (a) non-payment, (b) violation of covenants such as any kind of transfer of the equity interests, and creation of encumbrances of any kind on the equity interests, and (c) falsity of the representations and warranties of the agreement. The loan was paid off by Mr. Vidaguren and the agreement terminated on August 17, 2007.

16.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2007, 2006 and 2005:

	Balance at beginning of year	Charged credited to Net income / (loss)	DeRemate acquisition	Charges Utilized / Write-offs	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2005	1,490,755	2,904,399	—	(1,555,448)	2,839,706
Year ended December 31, 2006	2,839,706	5,054,643	—	(3,466,078)	4,428,271
Year ended December 31, 2007	4,428,271	5,306,423	—	(3,122,269)	6,612,425
Funds receivable from customers allowance for chargebacks
Year ended December 31, 2005	39,682	518,598	—	(522,219)	36,061
Year ended December 31, 2006	36,061	1,160,264	—	(1,005,090)	191,235
Year ended December 31, 2007	191,235	928,409	—	(530,541)	589,104
Tax valuation allowance
Year ended December 31, 2005	10,520,506	(1,167,208)	5,431,187	(774,474)	14,010,011
Year ended December 31, 2006	14,010,011	460,986	—	(1,330,902)	13,140,096
Year ended December 31, 2007	13,140,096	3,880,190	—	(2,023,098)	14,997,188
Contingencies
Year ended December 31, 2005	29,867	79,008	165,203	(62,365)	211,713
Year ended December 31, 2006	211,713	525,789	—	(244,337)	493,165
Year ended December 31, 2007	493,165	2,024,946	—	(1,499,580)	1,018,531

17.	Initial Public Offering

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

MercadoLibre Inc.

Notes to Consolidated Financial Statements

The net proceeds of the offering totaled $49.6 million after deducting the underwriting discount and offering expenses payable by the Company. These proceeds have been used to repay a $9.5 million outstanding loan (including interest) with eBay and the remainder will be used for general corporate purposes.

This consolidated financial statements as of and for the year ended December 31, 2007, including share and per share amounts, include the effects of the offering as follows:

•	sale of 3,000,000 shares of common stock, net of underwriting discount and offering expenses,

•	conversion of all of the Company’s outstanding shares of Preferred Stock and different classes of common stock into shares of one class of common stock,

•	final adjustment to fair value and reclassification from liability to equity of all of the Company’s outstanding warrants,

•	issuance of 184,273 shares upon the exercise of the Company’s outstanding warrants.

18.	Compensation Plan for Outside Directors

On September 17, 2007, the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors, adopted a compensation plan for outside directors. Under the terms of the plan, the outside directors will receive an annual cash retainer fee of $30,000 and an annual grant of restricted Common Stock (“Restricted Shares”).

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

As of December 31, 2007, the accrued compensation expense related to the plan for outside Directors amounts to $49,509 and is included in Operating Expenses under the caption “General and Administrative”.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

19.	Quarterly Financial Data (Unaudited)

The following tables present certain consolidated quarterly financial information for each of the eight quarters ended December 31, 2007:

	Quarter Ended
	March 31,		June 30,	September 30,		December 31,
2007
Net Revenues	$16,459,337		$18,973,288	$22,800,130		$26,893,586
Gross profit	12,883,802		14,901,457	17,607,480		20,732,542
Net Income	994,187		590,886	2,785,474		5,322,393
Net Income per share-basic	0.02		0.01	0.07		0.13
Net Income per share-diluted	0.02		0.01	0.07		0.13
Weighted average shares
Basic	13,375,482		13,575,158	27,538,652		41,226,563
Diluted	13,375,482		13,987,128	27,685,028		41,375,907

	Quarter Ended
	March 31,		June 30,	September 30,		December 31,
2006
Net Revenues	$10,989,133		$12,382,750	$13,224,610		$15,462,397
Gross profit	8,472,837		9,633,122	10,058,051		11,809,232
Net Income / (loss)	110,342		(920,886)	37,541		1,845,086
Net Income per share-basic	—		(0.08)	(0.01)		0.04
Net Income per share-diluted	(	*)	( *)	(	*)	0.04
Weighted average shares
Basic	13,114,575		13,140,100	13,141,676		13,141,728
Diluted	13,114,575		13,140,100	13,141,676		13,141,728

(*)	For the Quarters ended March 31, June 30, and September 30, 2006 the diluted EPS is equal to the Basic EPS.

20.	Subsequent Events

On January 24, 2008, the Board of Directors of the Company (the “Board”) appointed Martin de los Santos as a new director. The Company awarded Mr. de los Santos 600 Restricted Shares for his original grant. On the first anniversary of Mr. de los Santos’ original Restricted Shares grant date, he will receive a grant of additional Restricted Shares having a value equal to $30,000, based on the closing sale price of the Common Stock on the prior trading day. On the second anniversary of Mr. de los Santos’ original Restricted Shares grant date, he will receive a grant of additional Restricted Shares having a value equal to $40,000, based on the closing sale price of the Common Stock on the prior trading day. Each grant of Restricted Shares will vest twelve months following the grant date. Restricted Shares will be granted pursuant to the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Plan.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

On January 22, 2008, the Company completed its acquisition of 100% of the issued and outstanding shares of capital stock of CMG Classified Media Group, Inc. (“CMG”) and its subsidiaries from 2050 Capital Group Inc., a Panama corporation, Abax Group Inc., a Panama corporation, Gabinete De Diseño Industrial Inc., a Panama corporation, Stamford One Group Ltd., a British Virgin Islands limited company, EO Financial Group Inc., a Panama corporation, Meck Investments Ltd., a British Virgin Islands limited company, CG Interventures Inc., a Panama corporation, and other individuals (the “Sellers”). CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles (at www.tucarro.com) in Colombia, Venezuela and Puerto Rico and real estate (at www.tuinmueble.com) in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The purchase price for the shares of CMG and its subsidiaries was $19,000,000, subject to certain escrows and working capital adjustments.

*  *  *  *

EXHIBIT INDEX

Exhibit number	Exhibit title
2.01	Stock Purchase Agreement, dated as of November 10, 2005, by and among DeRemate.com, Inc., S.A., La Nacion, Hispanoamerican Educational Investments BV, Hammer.com, LLC, and MercadoLibre, Inc.**

2.02	Asset Purchase Agreement, dated as of November 10, 2005, by and among Hammer.com, LLC, MercadoLibre, Inc., DeRemate.com, Inc., S.A., La Nacion and Hispanoamerican Educational Investments BV.**

2.03	Stock Purchase Agreement, or the Agreement, with 2050 Capital Group Inc., Abax Group Inc., Gabinete De Diseño Industrial Inc., Stamford One Group Ltd., EO Financial Group Inc., Meck Investments Ltd., CG Interventures Inc., Luis Carlos Uzcategui, Luis Miguel Molina, Roberto Rivas, Jorge Caldas, and CMG Classified Media Group, Inc. ****

3.01	Form of Registrant’s Amended and Restated Certificate of Incorporation.*

3.02	Form of Registrant’s Amended and Restated Bylaws.*

4.01	Form of Specimen Certificate for Registrant’s Common Stock.***

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein.*

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.**

10.02	Quota Purchase Agreement, dated as of September 24, 2001 among the Registrant, Marcos Eduardo Galperín, Matthew Bannick and eBay Inc.**

10.03	Lease Agreement, dated as of March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A.**

10.04	Lease Agreement, dated as of March 31, 2005, between Curtidos San Luis S.A. and MercadoLibre S.A.*

10.05	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A.*

10.06	Property Lease Agreement, dated June 28, 2005, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda.*

10.07	Property Lease Agreement, dated as of November 1, 2004, between MercadoLivre.com Atividades de Internet Ltda. and Barros e Spitaletti Empreendimentos Ltda.*

10.08	Loan and Security Agreement, dated as of November 2, 2005, by and between eBay Inc. and the Registrant.**

10.09	Strategic Alliance Agreement, dated as of September 24, 2001, by and between eBay Inc. and the Registrant.**

Exhibit number	Exhibit title
10.10	Management Incentive Bonus Plan of the Registrant.**

10.11	Amended and Restated 1999 Stock Option and Restricted Stock Plan**

10.12	Employment Agreements with Officers.**

10.13	Form of Restricted Stock Award for Outside directors.****

10.14	Summary of compensation plan for outside directors.****

21.01	List of Subsidiaries.

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included in the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007.

**	Included in the Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007.

***	Included in the Amendment No. 4 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on August 7, 2007.

****	Included in the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008.