Form 10-Q
period 2008-03-31
MERCADOLIBRE INC
filed 2008-05-15
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a small reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

44,229,167 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 15, 2008.

MERCADOLIBRE, INC.

MercadoLibre Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2008 and December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$13,947,927	$15,677,407
Short-term investments	37,921,663	52,300,007
Accounts receivable	3,039,700	3,211,252
Funds receivable from customers	25,639,164	29,162,763
Prepaid expenses	1,982,101	283,477
Deferred tax assets	3,659,895	3,445,101
Other assets	1,654,038	894,163

Total current assets	87,844,488	104,974,170
Non-current assets:
Long-term investments	1,427,431	1,323,789
Property and equipment, net	4,732,349	4,143,204
Goodwill and intangible assets, net	42,812,153	23,428,646
Deferred tax assets	—	269,596
Other assets	260,147	353,395

Total non-current assets	49,232,080	29,518,630
Total assets	$137,076,568	$134,492,800

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,125,966	$9,278,138
Funds payable to customers	16,468,896	16,418,177
Social security payable	5,102,313	3,778,236
Taxes payable	3,287,052	2,493,749
Loans payable	3,619,514	9,713,227
Provisions	95,808	69,979

Total current liabilities	39,699,549	41,751,506
Non-current liabilities:
Loans payable	9,018	—
Deferred tax liabilities	1,670,766	—
Other liabilities	1,062,421	1,068,155

Total non-current liabilities	2,742,205	1,068,155
Total liabilities	42,441,754	42,819,661

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,227,501 and 44,226,563 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	44,228	44,227
Additional paid-in capital	121,915,938	121,890,138
Accumulated deficit	(32,296,240)	(34,363,917)
Accumulated other comprehensive income	4,970,888	4,102,691

Total shareholders’ equity	94,634,814	91,673,139

Total liabilities and shareholders’ equity	$137,076,568	$134,492,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre Inc.

Condensed Consolidated Statements of Income

For the three – month periods March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net revenues	$28,840,730	$16,459,337
Cost of net revenues	(6,018,281)	(3,487,339)

Gross profit	22,822,449	12,971,998

Operating expenses:
Product and technology development	(1,744,511)	(973,620)
Sales and marketing	(9,214,659)	(6,316,397)
General and administrative	(5,321,077)	(2,675,116)

Total operating expenses	(16,280,247)	(9,965,133)

Income from operations	6,542,202	3,006,865

Other income (expenses):
Interest income	749,354	97,716
Interest expense and other financial charges	(1,362,800)	(535,861)
Foreign currency loss	(988,715)	(404,774)
Other expenses, net	—	(284,637)

Net income before income / asset tax expense	4,940,041	1,879,309

Income / asset tax expense	(2,872,364)	(885,122)

Net income	$2,067,677	$994,187

Accretion of preferred stock	—	(123,719)

Net income available to common shareholders	$2,067,677	$870,468

	Three Months Ended March 31,
	2008	2007(1)
Basic EPS
Basic net income per share	$0.05	$0.02

Weighted average shares	44,227,460	13,375,482

Diluted EPS
Diluted net income per common share	$0.05

Weighted average shares	44,368,011

(1)	For the period ended March 31, 2007, the diluted EPS is equal to the Basic EPS

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the three-month periods ended March 31, 2008 and 2007 (unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Preferred stock warrants	Accumulated deficit	Accumulated other comprehensive income
		Shares	Amount					Total
Balance as of December 31, 2006		13,166,982	131,670	2,694,404	—	(44,054,817)	500,536	(40,728,207)

Shares issued in 2000 and 2001 (1)		204,000	2,040	—	—	(2,040)	—	—
Stock options exercised		5,000	50	—	—	—	—	50
Stock-based compensation		—	—	5,725	—	—	—	5,725
Accretion of mandatorily redeemable convertible preferred stock		—	—	(123,719)	—	—	—	(123,719)
Net income	994,187	—	—	—	—	994,187	—	994,187
Currency translation adjustment	635,472	—	—	—	—	—	635,472	635,472
Unrealized net gains on investments	14,822	—	—	—	—	—	14,822	14,822

Comprehensive income	1,644,481

Balance as of March 31, 2007		13,375,982	$133,760	$2,576,410	$—	$(43,062,670)	$1,150,830	$(39,201,670)

Stock options exercised		478,470	4,785	33,742	—	—	—	38,527
Stock-based compensation—stock options		—	—	9,752	—	—	—	9,752
Stock-based compensation—restricted shares		—	—	15,966	—	—	—	15,966
Accretion of mandatorily redeemable convertible preferred stock		—	—	(185,580)	—	—	—	(185,580)
Change in par value of common stock		—	(124,690)	124,690	—	—	—	—
Issuance of common stock		3,000,000	3,000	49,570,239	—	—	—	49,573,239
Conversion of mandatorily redeemable convertible preferred stock into common stock		27,187,838	27,188	64,358,656	—	—	—	64,385,844
Reclassification of warrants		—	—	—	4,636,456	—	—	4,636,456
Exercise of warrants		184,273	184	5,386,263	(4,636,456)	—	—	749,991
Net income	8,698,753	—	—	—	—	8,698,753	—	8,698,753
Currency translation adjustment	3,120,129	—	—	—	—	—	3,120,129	3,120,129
Unrealized net gains on investments	139,054	—	—	—	—	—	139,054	139,054
Realized net gain on investments	(307,322)	—	—	—	—	—	(307,322)	(307,322)

Comprehensive income	11,650,614

Balance as of December 31, 2007		44,226,563	$44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

(1)	These shares were issued in 2000 and 2001, but were not recorded until 2007. The amounts are immaterial to revise prior years financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the three-month periods ended March 31, 2008 and 2007 (unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Preferred stock warrants	Accumulated deficit	Accumulated other comprehensive income	Total
		Shares	Amount
Balance as of December 31, 2007		44,226,563	44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

Stock options exercised		938	1	4,501	—	—	—	4,502
Stock-based compensation – stock options		—	—	1,224	—	—	—	1,224
Stock-based compensation – restricted shares		—	—	20,075	—	—	—	20,075
Net income	2,067,677	—	—	—	—	2,067,677	—	2,067,677
Currency translation adjustment	920,164	—	—	—	—	—	920,164	920,164
Unrealized net gains on investments	40,022	—	—	—	—	—	40,022	40,022
Realized net gain on investments	(91,989)	—	—	—	—	—	(91,989)	(91,989)

Comprehensive income	2,935,874

Balance as of March 31, 2008		44,227,501	$44,228	$121,915,938	$—	$(32,296,240)	$4,970,888	$94,634,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre Inc.

Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operations:
Net income	$2,067,677	$994,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	707,450	534,556
Interest expense	—	157,500
Realized gains on investments	(555,455)	(13,742)
Unrealized gains on investments	(82,368)	(57,146)
Stock-based compensation expense - stock options	1,224	5,725
Stock-based compensation expense - restricted shares	20,075	—
Change in fair value of warrants	—	284,637
Deferred income taxes	(198,224)	106,899
Changes in assets and liabilities, excluding the effect of CMG acquisition:
Accounts receivable	292,236	(383,096)
Funds receivable from customers	3,880,478	647,422
Prepaid expenses	(3,673,183)	(468,854)
Other assets	273,814	(129,994)
Accounts payable and accrued expenses	3,533,141	1,681,280
Funds payable to customers	(141,227)	(869,582)
Provisions	(383,137)	(298,139)
Other liabilities	1,156,170	320,613

Net cash provided by operating activities	6,898,671	2,512,266

Cash flows from investing activities:
Purchase of investments	(48,626,371)	(4,904,402)
Proceeds from sale and maturity of investments	63,604,369	2,235,231
Payment for purchase of CMG, net of cash acquired	(16,824,065)	—
Purchase of intangible assets	(7,344)	(21,027)
Purchases of property and equipment	(1,139,166)	(574,291)

Net cash used in investing activities	(2,992,577)	(3,264,489)

Cash flows from financing activities:
Increase in short term debt	—	1,050
Decrease in short term debt	(6,216,965)	—
Loans received	9,018	—
Stock options exercised	4,502	50

Net cash provided by (used in) financing activities	(6,203,445)	1,100

Effect of exchange rate changes on cash and cash equivalents	567,871	(1,742)

Net decrease in cash and cash equivalents	(1,729,480)	(752,864)
Cash and cash equivalents, beginning of the period	15,677,407	7,143,027

Cash and cash equivalents, end of the period	$13,947,927	$6,390,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre Inc.

Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$146,696	$88,196
Cash paid for income taxes	$2,647,361	$758,583

Non-cash financing activities:
Accretion of preferred stock	$—	$123,719

Acquisition of Classified Media Group:
Cash and cash equivalents	$554,739	$—
Accounts receivable	56,613	—
Other current assets	904,791	—
Non current assets	365,190	—

Total assets acquired	1,881,333	—

Accounts payable and accrued expenses	69,516	—
Taxes payable	459,462	—
Social security payable	243,141	—
Non current liabilities	14,000	—
Provisions	408,336	—

Total liabilities assumed	1,194,455	—

Net assets acquired	686,878	—

Goodwill	13,037,504	—
Trademarks	5,622,188	—
Deferred Income Tax on Trademarks	(1,967,766)	—

Total purchase price	17,378,804	—

Cash and cash equivalents acquired	(554,739)	—

Payment for purchase of Classified Media, net of cash acquired	$16,824,065	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

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

During 2005, the classified advertisements service platform was expanded to include real estate. Much in the same way as with motor vehicles, vessels and aircrafts, purchases of real estate, require physical inspection of the property and is therefore a business more suited to a classifieds model. For real estate listings, in addition to posting their contact information, individual owners or real estate agents can also upload pictures and videos of the property for sale and include maps of the property’s location and layout.

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

In August 2007, the Company successfully completed its registration process with the United States Securities and Exchange Commission, and completed its initial public offering pursuant to which the Company sold 3,000,000 shares of common stock and certain selling shareholders sold 15,488,762 shares of common stock, resulting in net proceeds to the Company of approximately $49,570,239.

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

During 2007 the Company also launched a new and improved version of its MercadoPago payments platform in Chile and Colombia as well as in Argentina during 2008. The new MercadoPago, in addition to improving the ease of use and efficiency of payments for marketplace purchases, also allows for payments outside of the Company’s marketplaces. Users will be able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments for their websites. In this way MercadoPago 3.0 as it has been called is designed to meet the growing demand for internet based payments systems in Latin America.

As of March 31, 2008, the Company, through its wholly owned subsidiaries, operated online trading platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years information to conform to current year presentation.

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 98.8% and 98.6% of the consolidated totals during the three-month periods ended March 31, 2008 and 2007, respectively. Long-lived assets located in the foreign operations totaled $45,394,934 and $25,670,051 as of March 31, 2008 and December 31, 2007, respectively. Cash and cash equivalents as well as short-term investments, totaling $51,869,590 and $67,977,414 at March 31, 2008 and December 31, 2007, respectively, are mainly located in the United States.

These unaudited interim financial statements reflect the Company’s consolidated financial position as of March 31, 2008 and December 31, 2007. These statements also show the Company’s consolidated statement of income, its consolidated statement of shareholders’ equity (deficit) and its consolidated statement of cash flows for the three months ended March 31, 2008 and 2007. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008. The condensed consolidated statements of income, shareholders’ equity (deficit) and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

Taxes on revenues

The Company subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $1,692,328 and $917,812 for the three-month periods ended March 31, 2008 and 2007, respectively.

Income and Asset Taxes

The Company is subject to a recently enacted Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU has been included in the effective tax rate for the three-month period ended March 31, 2008 for approximately $0.4 million. This situation resulted in an increase of the Company’s blended tax rate as a percentage of net income before income and asset tax.

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. The adoption of FAS 157 did not have a material impact on the consolidated results of operations or financial condition. See note 6 for further details.

Recent Accounting Pronouncements

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

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

Net income available to common shareholders is computed by deducting from net income accretion of preferred stock.

The Company’s mandatorily redeemable convertible preferred stock outstanding up to August 15, 2007 was a participating security. Accordingly, net income for the three-month period ended March 31, 2007, was allocated between common stock and preferred stock under the “two class method” for purposes of computing basic earnings per share. Subsequent to conversion, on August 15, 2007, the common shares issued were included in the weighted average calculation of shares outstanding used for both basic and diluted earnings per share.

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

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table shows how net income is allocated using the two-class method for earnings per common share, for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Basic	Diluted	Basic and Diluted
Net income	$2,067,677	$2,067,677	$994,187

Accretion of preferred stock	—	—	(123,719)

Net income available to common shareholders	$2,067,677	$2,067,677	$870,468

Net income available to common shareholders attributable to preferred stock	—	—	(583,437)

Net income available to common shareholders attributable to common stock	$2,067,677	$2,067,677	$287,031

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Net income per share of common stock is as follows for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Basic	Diluted	Basic and Diluted
Net income available to common shareholders per common share	$0.05	$0.05	$0.02

Numerator:
Net income available to common shareholders	$2,067,677	$2,067,677	$287,031

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,227,460	44,227,460	13,375,482
Adjustment for Stock Options	—	139,691	—
Adjustment for Restricted Shares	—	860	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,227,460	44,368,011	13,375,482

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three-month periods ended March 31, 2008 and 2007, the numbers of anti-dilutive shares are as follows:

	Three Months Ended March 31,
	2008	2007
Anti-dilutive shares
Warrants	—	184,272
Restricted shares	7,882	—
Options	—	628,081

	7,882	812,353

4.	Business Combinations, Goodwill and Intangible Assets

Business Combinations

On January 22, 2008, the Company completed the acquisition of 100% of the issued and outstanding shares of capital stock of CMG Classified Media Group, Inc. (“CMG”) and its subsidiaries from 2050 Capital Group Inc., a Panama corporation, Abax Group Inc., a Panama corporation, Gabinete De Diseño Industrial Inc., a Panama corporation, Stamford One Group Ltd., a British Virgin Islands limited company, EO Financial Group Inc., a Panama corporation, Meck Investments Ltd., a British Virgin Islands limited company, CG Interventures Inc., a Panama corporation, and other individuals (the “Sellers”). CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles (at www.tucarro.com) in Colombia, Venezuela and Puerto Rico and real estate (at www.tuinmueble.com) in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. This acquisition allows the Company to expand its operations mainly in Venezuela and Colombia, solidify its market leadership position in those countries and continue growing of online classified advertisements platform in the locations where the acquired company operates.

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

On the acquisition date, the Company paid in cash $ 19,000,000.

The purchase price for the shares of CMG and its subsidiaries was $17,024,380, subject to an escrow to cover unexpected liabilities and working capital adjustments. In addition acquisition costs amounting to $ 204,424 were considered in the purchase price allocation as part of the aggregate purchase price. As of May 7, 2008 the Company has paid $150,000 related to certain working capital adjustments. On the Closing Date, an aggregate of $1,975,620, was placed into an escrow account for a period of twelve (12) months after the Closing Date, in order to secure the obligations of the former shareholders that remained as managers, pursuant to each of their respective employment agreements.

Under EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” the Company has recognized this contingent consideration paid to the former shareholders, as compensation for services. As of March 31, 2008, the accrued compensation expenses related to this concept that were included in General and Administrative operating expenses were $ 373,473. On May 12, 2008 the Company and these former shareholders agreed to an early release of the $1,975,620 on or before June 30, 2008, in exchange for a discount. Therefore the unaccrued portion of the amount held in escrow, minus the discount, which equals $1,546,397 will be fully expensed in the second quarter of 2008.

The following table summarizes the allocation of the cash paid in the acquisition:

Purchase Price	$17,024,380
Post-closing working capital adjustments	150,000
Direct cost of the business combination	204,424

Total aggregate purchase price	$17,378,804

Compensation Cost	1,975,620

Total Cash paid	$19,354,424

From the acquisition date, the acquired company result of operations has been included in the Company’s income statement.

The following table summarizes the companies acquired in the transaction (in thousands):

Company Name	Country	Post Acquisition Ownership	Net Tangible Assets / (Liabilities)	Identifiable Intangible Assets	Deferred Tax Liabilities	Goodwill	Aggregate Purchase Price
CMG Classified Media Group Inc.	Panama	100%	846.3	—	—	—	846.3
Venecapital Group Inc.	Panama	100%	(26.8)	—	—	—	(26.8)
Grupo Veneclasificados C.A.	Venezuela	100%	(125.4)	4,934.2	(1,727.0)	11,442.0	14,523.8
Clasificados Internacionales S.A.	Panama	100%	(44.8)	—	—	—	(44.8)
ColClasificados S.A.	Colombia	100%	36.4	688.0	(240.8)	1,595.5	2,079.1
Clasificados Florida LLC	USA	100%	1.2	—	—	—	1.2

Total			686.9	5,622.2	(1,967.8)	13,037.5	17,378.8

Tangible net assets were valued at their respective carrying amounts adjusted to US GAAP since the management of the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of trademarks and trade names for a total amount of $5,622,188.

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Management estimates that trademarks have an indefinite lifetime. For that reason, these intangible assets are not amortized but they are subject to an annual impairment test.

The goodwill of $13,037,504 is not expected to be deductible for tax purposes.

Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	March 31, 2008	December 31, 2007
Indefinite lived assets
-Goodwill	$36,768,981	$23,000,467
-Trademarks	5,677,533	—
Amortizable intangible assets
-Licenses and others	1,319,903	1,352,945
-Non-compete agreement	740,381	731,101
-Customer list	611,727	597,257

Total intangible assets	$45,118,525	$25,681,770
Accumulated amortization	(2,306,372)	(2,253,124)

	$42,812,153	$23,428,646

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2008 and the year ended December 31, 2007, are as follows:

	Three Months Ended March 31, 2008
	Marketplaces
	Brazil	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,351,542	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467
-Purchase of CMG	—	—	11,442,022	1,595,482	—	$13,037,504
-Effect of exchange rates changes	156,769	94,143	—	367,758	112,340	731,010

Balance, end of the period	$12,508,311	$4,993,010	$13,636,502	$4,221,070	$1,410,088	$36,768,981

	Year Ended December 31, 2007
	Marketplaces
	Brazil	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$10,233,062	$4,911,840	$2,194,480	$2,031,895	$1,201,516	$20,572,793
-Effect of exchange rates changes	2,118,480	(12,973)	—	225,935	96,232	2,427,674

Balance, end of the period	$12,351,542	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467

Amortizable intangibles assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, acquired software licenses and other acquired intangible assets including a non-compete agreement and developed technologies. Aggregate amortization expense for intangible assets totaled $79,986 and $100,351 for the three-month periods ended March 31, 2008 and 2007, respectively.

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Expected future intangible asset amortization from acquisitions completed as of March 31, 2008 is as follows:

For year ended 12/31/2008 (remaining nine months)	$156,541
For year ended 12/31/2009	$127,867
For year ended 12/31/2010	$80,113
For year ended 12/31/2011	$1,118

$365,639

5.	Segments

Reporting segments are based upon the Company’s internal organization structure, the manner in which the Company’s operations are managed, the criteria used by the Chief Executive Officer and certain of his direct reports to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$11,875,567	$3,526,352	$2,939,845	$5,138,893	$23,480,657	$5,360,073	$28,840,730
Direct costs	(7,526,444)	(1,851,805)	(2,023,247)	(3,132,349)	(14,533,845)	(3,683,667)	(18,217,512)

Direct contribution	4,349,123	1,674,547	916,598	2,006,544	8,946,812	1,676,406	10,623,218
Operating expenses and indirect costs of net revenues							(4,081,016)

Income from operations							6,542,202

Other income (expenses):
Interest income							749,354
Interest expense and other financial results							(1,362,800)
Foreign exchange							(988,715)

Net income before income / asset tax expense							$4,940,041

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$7,698,921	$2,208,004	$2,181,836	$2,106,070	$14,194,831	$2,264,506	$16,459,337
Direct costs	(4,990,442)	(1,226,086)	(1,368,055)	(1,367,392)	(8,951,975)	(2,044,293)	(10,996,268)

Direct contribution	2,708,479	981,918	813,781	738,678	5,242,856	220,213	5,463,069
Operating expenses and indirect costs of net revenues							(2,456,204)

Income from operations							3,006,865

Other income (expenses):
Interest income							97,716
Interest expense and other financial results							(535,861)
Foreign exchange							(404,774)
Other expenses, net							(284,637)

Net income before income / asset tax expense							$1,879,309

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	March 31, 2008	December 31, 2007
US long-lived tangible assets	$2,474,314	$2,091,307

Other countries long-lived tangible assets
Argentina	1,209,710	1,232,998
Brazil	691,913	699,599
Mexico	26,392	30,275
Other countries	330,020	89,025

	$2,258,035	$2,051,897

Total long-lived tangible assets	$4,732,349	$4,143,204

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31, 2008	December 31, 2007
US intangible assets	$28,423	$30,017

Other countries goodwill and intangible assets
Argentina	140,652	198,886
Brazil	12,574,822	12,423,658
Mexico	5,047,552	4,957,400
Venezuela	18,598,087	2,216,994
Other countries	6,422,617	3,601,691

	$42,783,730	$23,398,629

Total goodwill and intangible assets	$42,812,153	$23,428,646

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of net revenues based on geography:

	Three Months Ended March 31,
	2008	2007
Brazil	$16,393,932	$9,379,577
Argentina	3,816,252	2,422,945
Mexico	3,274,745	2,430,136
Other countries	5,355,801	2,226,679

Total net revenues	$28,840,730	$16,459,337

6.	Fair Value Measurement of Assets

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of March 31, 2008:

Description	Balances as of March 31, 2008	Quoted Prices in active markets for identical Assets (Level 1)
Assets
Short-Term Investments
Money Market Funds	$1,562,676	$1,562,676

Total Financial Assets	$1,562,676	$1,562,676

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of March 31, 2008, the Company did not have any assets or liabilities obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments as the Company’s historical cost basis is not significant.

In addition to the Money Market Funds noted above, the Company had $37,786,418 of short-term and long-term investments at March 31, 2008, which consisted of time deposits, commercial papers, treasury bills, bond mutual funds and corporate debt securities considered held to maturity securities.

As of March 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

As of September 17, 2007, the Company awarded each of the two outside directors, 1,000 Restricted Shares for their original grants. As of January 24, 2008, the Company awarded a new outside director 600 Restricted Shares for his original grant. On the first anniversary of each director’s respective original Restricted Shares grant date, each outside director will receive a grant of additional Restricted Shares having a value equal to $30,000. On the second anniversary of each director’s respective original Restricted Shares grant date, each outside director will receive a grant of additional Restricted Shares having a value equal to $40,000.

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

At March 31, 2008, pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

Stock Options

Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At March 31, 2008, there are 298,774 shares of Common stock available for additional awards under the Plan.

Stock-based compensation expense related to stock options and employee stock purchases for the three-month periods ended March 31, 2008 and 2007 was allocated as follows:

	Three Months Ended March 31,
	2008	2007
Product and technology development	$191	$1,152
Sales and marketing	$426	2,568
General and administrative	$607	2,005

Total	$1,224	$5,725

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

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

There was no granting during the year ended December 31, 2007 and the three-month period ended March 31, 2008.

The following weighted-average assumptions were used in estimating the fair value of outstanding options:

•	Stock price volatility: 36%

•	Expected term: 7 years

•	Risk-free interest rate: 6%

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company also estimated expected forfeitures of stock options. In developing a forfeiture rate estimate, Management considered its historical experience and expectations. Actual forfeiture activity may differ from the estimated forfeiture rate.

Stock option activity, for the three month period ended March 31, 2008, is as follows:

	2008
	Number of options	Weighted- average exercise price
Outstanding, beginning of year	144,174	$1.04
Exercised	(938)	4.80

Outstanding, end of the period	143,236	1.02

Exercisable, end of the period	128,537	$0.90

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following details the outstanding options at March 31, 2008:

March 31, 2008
	Outstanding		Exercisable
Exercise price	Number of options	Weighted-average remaining contractual life (years)	Number of options
$0.01	25,111	5.26	24,975
$0.75	48,000	1.75	48,000
$1.00	30,000	1.81	30,000
$1.50	33,125	7.04	20,500
$3.00	4,000	2.17	4,000
$6.00	3,000	8.34	1,062

	143,236	3.75	128,537

Weighted average Exercise Price
- Options outstanding			$1.02
- Options exercisable			$0.90

Restricted Shares

As mentioned in Note 7, the Company granted awards to its outside directors for 2,600 Restricted Shares. Non-vested shares awarded to employees are measured at their fair value by the grant-date price of the Company’s shares as if they were vested and issued on the grant date.

Based on the fair value of the Company’s share at the grant date, total compensation cost for the 2,600 Restricted Shares awarded amounted to $89,484. For the three-month period ended March 31, 2008, the Company recognized $20,075 of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

Regarding the additional grants for fixed amounts of $30,000 and $40,000, in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), they are classified as liabilities in the accompanying consolidated balance sheet. For the three-month periods ended March 31, 2008, the Company recognized $19,306 of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

9.	Commitments and Contingencies

Litigation and Other Legal Matters

At the beginning of 2008, the Brazilian subsidiary of the Company had 146 cases in litigation in ordinary courts, 7 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., and Botelho Indústria e Distribuição Cinematográfica Ltda.) were related to alleged intellectual property infringement.

During 2008, the Brazilian subsidiary of the Company was sued in 25 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2008, 169 legal actions were still in litigation in the Brazilian ordinary courts 7 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., and Botelho Indústria e Distribuição Cinematográfica Ltda.) were related to alleged intellectual property infringement. In addition, during the period and as of March 31, 2008, the Brazilian subsidiary of the Company received approximately 475 legal actions in consumer courts, where a lawyer is not required. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them. As of March 31, 2007, there were more than 1,260 cases still in litigation in these consumer courts.

At March 31, 2008, the Company had established reserves for proceeding-related contingencies of $819,323 to cover 264 legal actions against the Company and $36,287 to cover some lawsuits against DeRemate Brazil where the Company have determined that a loss is probable. As of March 31, 2008 no loss amount has been accrued over 1,069 legal actions in Brazil for the aggregate amount up to $3,643,587 because a loss is not considered probable.

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

Litigation after March 31, 2008

After March 31, 2008 and up to date, the Company’s Brazilian subsidiary was also demanded in 17 other cases in Brazilian ordinary courts and 211 new cases in consumer courts. No loss amount has been accrued over these actions because a loss is not considered probable.

On April 17, 2008, the Company was officially notified of a complaint filed by Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, or Iglesia Mesianica, against the Argentine subsidiary, MercadoLibre S.A, in the Thirteenth Civil Court of the city of Buenos Aires, Argentina. Iglesia Mesianica alleged in the complaint that the Argentine subsidiary should be held liable as a result of the users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of the Company’s web site. Iglesia Mesianica seeks monetary damages. The Company plan to file its reply to such complaint before the applicable deadline.

MercadoLibre Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Other contingencies

As of March 31, 2008 the Company had reserved $193,909 against some tax contingencies identified in some of its subsidiaries.

Operating Leases

The Company has leases for office space in the various countries it operates in. Total rental expense amounted to approximately $312,063 and $168,613 for the three-month periods ended March 31, 2008 and 2007, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2008 (remaining nine months)	$720,102
For the year ended December 31, 2009	780,836
For the year ended December 31, 2010	325,494
For the year ended December 31, 2011	265,200
Thereafter	22,100

$2,113,732

Employment Contracts

The executive officers are employed under contracts which provide for annual base estimated salaries aggregating to approximately $1,085,000 per year, a performance based estimated bonus aggregating to approximately $975,000 per year, and some fringe benefits. The employment contracts automatically renew annually, if not previously cancelled. All these contracts include clauses which in the event of employment termination without proper reason, require payment of the equivalent of 12 months of base salaries.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A – Risk Factors” in Part II of this report and “Item 1A – Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and our unaudited condensed consolidated financial statements and related notes in Item 1 of Part I of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material, that could cause results to differ materially from our expectations.

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

In August 2007, we successfully completed our initial public offering through which 16,077,185 shares of our common stock were sold at a public offering price of $18.00 per share less an underwriting discount of 4.5%. Out of that total, 2,608,696 shares of common stock were sold by us and 13,468,489 were sold by selling shareholders. We, along with certain shareholders, granted to the underwriters an option, exercisable for 30 days from August 9, 2007, to purchase up to 2,411,577 additional shares at the public offering price less the underwriting discount. The option was exercised in full, and of that total, additional 391,304 shares were sold by us and 2,020,273 were sold by the selling shareholders.

We operate in several reporting segments. The MercadoLibre marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela). The MercadoPago segment includes our regional payments platform consisting of our MercadoPago business.

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

Recent Developments

On January 22, 2008, the Company completed the acquisition of 100% of the issued and outstanding shares of capital stock of CMG Classified Media Group, Inc. (“CMG”) and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles (at www.tucarro.com) in Colombia, Venezuela and Puerto Rico and real estate (at www.tuinmueble.com) in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The purchase price for the shares of CMG and the associated compensation cost were $19.0 million, subject to certain escrow amounts and working capital adjustments. See note 4 of our unaudited condensed consolidated financial statements included in this report for more detail.

On January 24, 2008, our board of directors (the “Board”) appointed Martin de los Santos as a new director. Mr. de los Santos was appointed as a Class II director and his initial term will expire after our annual meeting of shareholders in 2009. Mr. de los Santos was appointed to the Audit Committee of the Board and the Compensation Committee of the Board.

On May 6, 2008, the Board expanded the size of the Board to eight persons and appointed Mario Vázquez as a director to fill the newly created vacancy. Mr. Vázquez was appointed as a Class I director and his initial term will expire after the our 2008 annual meeting of shareholders to be held on June 9, 2008 (the “Annual Meeting”). Mr. Vázquez was appointed to the Audit Committee of the Board and will serve as our audit committee financial expert. If elected by our shareholders at the Annual Meeting, Mr. Vázquez will also assume the role of Chairman of the Audit Committee.

On May 6, 2008, the Board also designated Mr. Vázquez and current director, Michael Spence, as outside directors, determining to extend our outside director compensation program to these two directors.

Principal trends

Growth in net revenue over comparable periods from year to year

Since our inception, we have consistently generated revenue growth from the MercadoLibre marketplace and MercadoPago, driven by the strong growth of our key operational metrics. Our growth in net revenues for the three-months period ended March 31, 2008, as compared to the same period for 2007, increased to 65.4% and 136.7% for the MercadoLibre marketplace and MercadoPago payments platform, respectively. As our business grows we expect that at some point in time this year-to-year rate of increase of net revenues and the related operational metrics, will decline.

Increased diversification of revenues.

We have been growing revenues from payments business at a faster rate than our revenues from our marketplace, and anticipate this trend to continue. For the three-months period ended March 31, 2008 and 2007, payments represented 18.6% and 13.8%, of net revenues, respectively.

Gross profit margins

Our business has generated sustained high gross profit margins over time, as defined by total net revenues minus total costs of net revenues. These gross profit margins were 79.1% for the three month period ended March 31, 2008 as compared to 78.8% for the same period in 2007. This variation is attributable to increased economies of scale in customer service, Internet Service Provider (“ISP”) connectivity and site operations, as well as improved economic terms obtained from payment processors that more than offset a faster rate of increase of our lower gross profit margin Payments business. We expect that cost of net revenues could increase as a percentage of net revenues as revenues related to MercadoPago grow faster relative to MercadoLibre marketplace revenues. Depending on whether these increased costs are offset by improved economies of scale, gross profit margins could decline in the future.

Improving operating income margins

We have generated and expect to continue generating economies of scale in operating expenses. For the three-month period ended on March 31, 2008 operating expenses increased at a lower rate than our net revenues. For the three-month period ended March 31, 2008 our operating income margins, defined as income from operations as a percentage of net revenues, improved from 18.3% for 2007, to 22.7% for 2008, mostly driven by the impact of these economies of scale. We anticipate, however, that as we continue to invest in sales and marketing, product development and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it may become increasingly difficult to sustain growth in operating income margins.

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

We generate revenues from our MercadoPago payments segment by charging users a commission that we recognize once the transaction is completed. During the three-month period ended March 31, 2008, this commission averaged 10.3% of the payment amount made by the user through the system.

Our MercadoLibre marketplace is available in 12 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Mexico, Venezuela, Colombia and Chile). The functional currency in each country’s operations is the local currency. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 5.9% of net revenues for the three-month period ended March 31, 2008.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, depreciation charges and hosting and site operations fees.

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

We carry out the vast majority of our marketing efforts on the Internet, where we enter in agreements with portals, search engines, ad networks and other sites that seek to attract Internet users to the MercadoLibre marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we invest a portion of our marketing budget on cable television advertising, in order to improve our brand awareness and to complement our online efforts.

We also work intensively on attracting, developing and growing sellers through our supply efforts. We have dedicated professionals in most of our operations that work with sellers through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.

General and administrative

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for our outside directors fees and expenses for legal, accounting and other professional services, insurance, office space, travel and business expenses, as well as depreciation and amortization costs. General and administrative expenses include the costs of the following areas of our company: general management, finance, administration, accounting, legal and human resources.

Other income (expenses)

Other income (expenses) consists of interest expense and other financial charges derived mainly from the financing of certain working capital requirements of our Payments segment operations in Brazil, certain taxes on financial transactions, interest income derived primarily from our short-term investments and cash equivalents, foreign currency gains or losses, and other non-operating results.

Income / asset tax

We are subject to federal and state taxes in the United States, as well as foreign taxes in the multiple jurisdictions in which we operate. Our tax obligations consist of current and deferred income taxes and asset taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change during the period in our deferred tax assets and liabilities.

Critical accounting policies and estimates

The preparation of our unaudited condensed consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development, selection and disclosure of these estimates with our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our unaudited condensed consolidated financial statements and other disclosures included in this report.

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

Legal contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our condensed consolidated statement of income. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in item 1 of Part II of this report. We believe that we have meritorious defenses for, and will accordingly defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of the deferred tax asset will not be realized, we establish a valuation allowance. At March 31, 2008, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our condensed consolidated statement of income.

Results of operations for the three-month period ended March 31, 2008 compared to three-month period ended March 31, 2007.

The selected financial data for the three-month periods ended March 31, 2008 and 2007 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly present our financial position, results of operations and cash flows. Results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Statement of income data (In millions)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net revenues	$28.8	$16.5
Cost of net revenues	(6.0)	(3.5)

Gross profit	22.8	13.0

Operating expenses:
Product and technology development	(1.7)	(1.0)
Sales and marketing	(9.2)	(6.3)
General and administrative	(5.3)	(2.7)

Total operating expenses	(16.3)	(10.0)

Income from operations	6.5	3.0

Other income (expenses):
Interest income	0.7	0.1
Interest expense and other financial charges	(1.4)	(0.5)
Foreign currency loss	(1.0)	(0.4)
Other expenses, net	—	(0.3)

Net income before income / asset tax expense	4.9	1.9

Income / asset tax expense	(2.9)	(0.9)

Net income	$2.1	$1.0

Accretion of preferred stock	—	(0.1)

Net income available to common shareholders	$2.1	$0.9

Other Data

	Three Month Ended March 31,
	2008	2007
Number of confirmed registered users at end of the period [1]	26.5	19.7
Number of confirmed new registered users during the period [2]	1.6	1.6
Gross merchandise volume [3]	449.7	312.5
Number of succesful items sold [4]	4.6	3.9
Total payment volume [5]	52.3	26.6
Capital expenditures	20.2	0.6
Depreciation and Amortization	0.7	0.5

1	-	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.
2	-	Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration.
3	-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motors, real estate and services.
4	-	Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.
5	-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

Net revenues

Net revenues were $28.8 million for the three-month period ended March 31, 2008, an increase of $12.4 million, or 75.2%, from net revenues of $16.5 million for the same period in 2007. This increase was attributable to a 65.4% increase in revenues derived from our MercadoLibre marketplace, from $14.2 million for the three-month period ended March 31, 2007 to $23.5 million for the same period in 2008, and to a 136.7% increase in revenues derived from MercadoPago, from $2.3 million to $5.4 million for the same periods.

Growth in MercadoLibre marketplace revenues resulted principally from a 43.9% increase in the gross merchandise volume transacted through our platform, and from an increase in our take rate, defined as marketplace revenues as a percentage of gross merchandise volume, from 4.5% to 5.2%. The growth in MercadoPago revenues resulted principally from a 96.6% increase in the total payments volume completed on our MercadoPago payments platform, and from an increase in our take rate, defined as payments revenues as a percentage of total payment volume, from 8.5% to 10.2%.

On a segment basis, during the three-month period ending March 31, 2008 net revenue increased by $12.4 million compared to the same period of 2007 primarily due to increases of $4.2 million, or 54.2% in our Marketplace in Brazil, $1.3 million, or 59.7% in our Marketplace in Argentina, $0.8 million, or 34.7% in our Marketplace in Mexico, $3.0 million or 144.0% from Marketplaces in all other countries and $3.1 million, or 136.7% from our MercadoPago payments platform.

Cost of net revenues

Cost of net revenues was $6.0 million for the three-month period ended March 31, 2008, an increase of 72.6% from cost of net revenues for the same period in 2007. Cost of net revenues improved to 20.9% of net revenues for the three-month period ended March 31, 2008 from 21.2% for the same period in 2007. These increases were primarily attributable to additional billing and collections costs, sales taxes, and customer support expenditures.

Billing and collections fees increased by $1.0 million, or 84.6% for the three-month period ended March 31, 2008 compared to the same period in 2007. Sales taxes on our net revenues increased by $0.8 million, or 84.4%, for the three-month period ended March 31, 2008, compared to the same period for 2007. Expenditures in our in-house customer support operations grew in the amount of $0.3 million, an increase of 32.7% compared to the three-month period ended March 31, 2007, mostly driven by investments in improved service, initiatives to combat fraud, illegal items and fee evasion.

Product and technology development

Product and technology development expenses were $1.7 million for the three-month period ended March 31, 2008, an increase of $0.7 million, or 79.2%, from $1.0 million for the same period in 2007. Product and technology development expenses as a percentage of net revenues was 6.0% for the three-month period ended March 31, 2008 from 5.9% of net revenues for the same period in 2007.

The growth in product and technology development expenses was primarily attributable to an increase in compensation costs of 111.6% for the three-month period ended March 31, 2008, over the same period for 2007. These added compensation expenses, growing at a faster rate than revenues, were primarily related to the addition of engineers and increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our trading platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in added engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

Sales and marketing expenses were $9.2 million for the three-month period ended March 31, 2008, an increase of $2.9 million, or 45.9%, from $6.3 million over the same period in 2007. Sales and marketing expenses represented 32.0% of our net revenues for the three-month period ended March 31, 2008, down from 38.4% for the same period in 2007.

The growth in sales and marketing expenses resulted primarily from our increased expenditures in online advertising programs in the amount of $1.4 million, a 41.7% increase over the three-month period ended March 31, 2007. Online advertising represented 16.4% of our net revenues in the three-month period ended March 31, 2008, down from 20.3% for the same period in 2007. Sales and marketing expenses also grew from 2007 to 2008 due to an increase in compensation costs in the amount of $0.7 million, or 91.2%, for the three-month period ended March 31, 2008, driven by additional headcount of the Company, the incorporation of CMG employees, and increased salaries to retain talent. Additionally, bad debt charges increased $0.7 or 41.5% for the three-month period ended March 31, 2008 when compared to the same period one year earlier. Bad debt charges for the quarter represented 8.2% of net revenues, down from 10.2% for the same period in 2007.

General and administrative

Our general and administrative expenses were $5.3 million for the three-month period ended March 31, 2008, an increase of $2.6 million, or 98.9%, over the same period in 2007. As a percentage of net revenues, our general and administrative expenses were 18.4% for the three-month period ended March 31, 2008, from 16.3% for the same period in 2007.

The major component that drove growth in general and administrative expenses over the comparable periods for the previous year was $1.5 million in increased compensation costs during the three-month period ended March 31, 2008, a 113.4% rate of growth. These added compensation costs primarily went to hire additional employees to support our growing business and public company requirements, increases in salaries to retain talent, compensation for outside directors and the incorporation of CMG employees. General and Administrative expenses were also impacted due to the fact that, as part of the $19.0 million acquisition of CMG, $2.0 million was placed into an escrow account for twelve months in order to secure the obligations of the shareholders that remained as managers. For the three-month period ended March 31, 2008, the Company accrued compensation expenses related to this concept that were included in General and Administrative expenses for $0.4 million and not as part of the purchase price, following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See note 4 to our unaudited condensed consolidated financial statements included in this report). Additionally, outside service fees grew $0.7 million, or 142.3%, for the three-month period ended March 31, 2008 when compared to the same period in 2007, due to increased in legal expenses, additional costs associated with being a publicly traded company, and fees related to the follow-on offering that was withdrawn in March.

Other income (expenses)

Our other expenses were $1.6 million for the three-month period ended March 31, 2008, an increase of $0.5 million from other expenses of $1.1 million for the same period in 2007. The increase during the three-month period ended March 31, 2008 was primarily a result of an increase in interest expense and other financial charges from $0.5 million in the three-month period ended

March 31, 2007 to $1.4 million in the same period of 2008, mostly derived from an increase of $0.8 million in interest expenses from $0.1 million to $0.9 million, as a result of financing incurred to fund working capital needs in our Payments operations in Brazil. As of March 31, 2008, total interest expense regarding working capital requirement of our MercadoPago operations has been recorded as interest expense and not as cost of net revenues. In 2007, interest expenses of $0.1 million have been reclassified for comparison purposes to the current year’s presentation.

In addition, these expenses also grew due to an increase in our foreign currency losses to $1.0 million for the three-month period ended March 31, 2008, an increase of $0.6 million from foreign currency losses of $0.4 million for the same period in 2007. This increase was primarily due to the cost of transferring funds from Venezuela to other countries. The foreign currency losses were partially offset by $0.6 million increase in short term investment interest income from $0.1 million for the period ended March 31, 2007 to $0.7 in 2008, and by not having any more expenses accrued to account for the increase in the fair value of warrants, versus $0.3 million recorded for the three-month period ended March 31, 2007

Income and asset tax

Our reported income and asset tax expense for the three-month period ended March 31, 2008 was $2.9 million compared to a reported tax expense of $0.9 million for the same period in 2007, an increase of $2.0 million, or 224.5%. Our blended tax rate defined as income and asset tax expense as a percentage of income before income and asset tax was 58.1% for the three-month period ended March 31, 2008 and 47.1% for the same period in 2007. The increase in our blended tax rate was mainly due to a new Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)”, which affects our Mexican operations, due to foreign exchange losses in Venezuela that are not deductible and due to the impact of $0.4 million accrued compensation expenses following the EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See “General and Administrative” above). The related tax credit has a full valuation allowance. These items were partially compensated by a lower tax rate in Argentina beginning in 2008, as the Company is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, for 10 years.

Our effective income tax rate, defined as the provision for income taxes as a percentage of pre tax income, was 48.3% for the three-month period ended March 31, 2008, compared to 40.4% for the same period in 2007. The effective income tax rate excludes the effects of the “IETU” tax and the deferred income tax.

Liquidity and Capital Resources

Our main cash requirements are capital expenditures relating to technology infrastructure and software applications. We also require working capital to fund MercadoPago. Since our inception, we funded our operations primarily through contributions received from our stockholders obtained during the first two years of operations, and cash generated from our operations. We have funded MercadoPago by discounting credit card receivables, through cash advances derived from our MercadoLibre marketplace business and with loans backed with credit card receivables.

At March 31, 2008, our principal source of liquidity was $51.9 million of cash and cash equivalents, and short-term investments, provided by the net proceeds of our initial public offering as well as cash generated from operations.

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

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2008 and 2007:

	Three Months ended March 31,
(In millions)	2008	2007
	(Unaudited)
Net Cash provided by (used in):
Operating activities	$6.9	$2.5
Investment activities	(3.0)	(3.3)
Financing activities	(6.2)	—
Effect of exchange rate changes on cash and cash equivalents	0.6	—

Net decrease in cash and cash equivalents	(1.7)	(0.8)

Net cash provided by operating activities

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities. Our net cash from operating activities was $6.9 million for the three-month period ended March 31, 2008 as compared to $2.5 million for the same period in 2007, an increase of $4.4 million or 174.6%. This improvement was in part a result of an increase in net income of $1.1 million, to $2.1 million for the three-month period ended March 31, 2008 when compared to $1.0 million for the same period in 2007. Net cash provided by operations during the three-month period ended March 31, 2008 also grew by $3.9 million versus the same period of 2007 as a consequence of cash provided by working capital in our Payments segment, from $(0.2) million for the three-month period ended March 31, 2007 to $3.7 million for the same period in 2008, derived mostly from the discounting of credit card receivables.

Additionally, cash provided by operations was positively impacted by an increase of $1.8 million in accounts payable, up to $3.5 million for the three months ended March 31, 2008, from $1.7 million during the same period in 2007. These increases in cash provided by operations were partially offset by cash used in operations, primarily decreases in non-cash charges to earnings such as interest expenses, realized gains on investments, changes in fair value of warrants during 2007, and deferred income taxes; and increases in accounts receivable, other assets, and other liabilities.

Net cash used in investing activities

Net cash used in investing activities was $(3.0) million for the three-month period ended March 31, 2008 compared to $(3.3) million during the same period in 2007. Net cash used in investing activities resulted primarily from the purchase of 100% of the issued and outstanding shares of capital stock of CMG for a fair value of $0.7 million, trademarks for $5.6 million and goodwill for $13.0 million. The outflow showed in our statement of cash flow amounts to $ 16.8 million since it is net of cash acquired (0.5 million) and does not consider $ 2.0 million recorded as compensation expense and not as part of the purchase price, following EITF 95-8 (See Note 4 to our unaudited condensed consolidated financial statements and “General and Administrative” above).

Additionally, purchases of investments accounted for $(48.6) million of cash used in investing activities during the three-month period ended March 31, 2008, as part of our financial investment strategy. This consumption of cash was more than offset during the first three months of 2008 by proceeds from the sale of investments for $63.6 million also part of our financial strategy. Net cash used in investing activities was also affected by capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment, in the amount of $0.9 million for the three-month period ended March 31, 2008.

Net cash used in financing activities

Cash used in financing activities was $(6.2) million for the three-month period ended March 31, 2008 as we reduced our financing from loans backed by Payments credit card receivables.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with our own resources or we may choose to obtain financing from a third party, or through the sale of securities.

Debt

In 2007, we had begun to finance Payments funds payable with loans backed by Payments credit card receivables, which are recorded as financial debt, and not as a reduction in the receivable balance. As a result, the cash inflow is recorded as cash flow from financing activities in the statements of cash flows, and not as cash flow from operating activities. As of March 31, 2008 we had $3.6 million of loans of this sort.

Capital expenditures

Our capital expenditures increased $19.6 million, to $20.2 million for the three-month period ended March 31, 2008 as compared to $0.6 million for the same period in 2007. This increase was mainly due to the CMG acquisition, as described above in the sections “Liquidity and Capital resources” and “Net cash used in investing activities”.

Additionally, in property and equipment we primarily recorded purchases of hardware and software licenses necessary to maintain and update the technology of our platform, and to a lesser degree office equipment. For fiscal year 2008, we have approximately $5.0 million in planned capital expenditures for these items, and anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, the net proceeds from our initial public offering, discounting of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and other obligations going forward.

Off-balance sheet arrangements

At March 31, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.

Recent accounting pronouncements

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. The adoption of FAS 157 did not have a material impact on the consolidated results of operations or financial condition. See note 6 of our condensed consolidated financial statements included in this report for further details.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 R”). This Statement replaces SFAS 141, “Business Combinations”. SFAS 141 R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. SFAS 141 R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does SFAS 141 R. SFAS 141 R scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration.

SFAS 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) Nº 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Fair Value of Stock Options

On December 27, 2007, the Securities and Exchange Commission issued staff accounting bulletin Nº 110 (“SAB. 110”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at March 31, 2008 are as follows:

	Payment due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$2.1	$0.9	$1.0	$0.2	—
Purchase obligations	3.1	3.0	0.1	—	—
Total	$5.2	$3.9	$1.1	$0.2	—

(1)	Includes leases of office space.

We do not have long-term debt obligations. We have leases for office space in certain countries in which we operate. These are our only operating leases. Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

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

Foreign currencies

At March 31, 2008, none of our outstanding debt was denominated in U.S. dollars. In addition, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries also incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency. At March 31, 2008, the total cash and cash equivalents denominated in foreign currencies totaled $5.8 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $28.7 million. To manage exchange rate risk, our treasury policy is to transfer all cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At March 31, 2008, these dollar-denominated cash and cash equivalents and short-term investments totaled $44.5 million. If the U.S. dollar weakens against foreign currencies, as occurred in many countries in which we operated in the three-month period ended March 31, 2008, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies. During the three-month period ended March 31, 2008, 56.8% of our revenues were denominated in Brazilian reais, 13.2% in Argentine pesos and 11.4% in Mexican pesos.

We have estimated that the impact of exchange rate fluctuations on our results of operations for the three-month period ended March 31, 2008 resulted in higher net revenues of approximately $3.0 million, and higher aggregate cost of net revenues and operating expenses of approximately $2.4 million. For net income, we estimated a decrease of $0.3 million for the three-month period ended March 31, 2008. This calculation was made taking the average monthly exchange rates for each month in the first quarter of 2007, and applying them to the corresponding months in 2008, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the distribution of net revenues based on geography:

	Three Months ended March 31,
	2008	2007
Brazil	$16.4	$9.4
Argentina	3.8	2.4
Mexico	3.3	2.4
Other countries	5.3	2.2

Total net revenues	$28.8	$16.5

While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, such transactions are expensive. It is unlikely that we will enter into such hedging transactions in the future due to the cost and because it is not possible to accurately predict or completely eliminate the effects of our foreign currency exposure.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from discounting our MercadoPago receivables. At March 31, 2008, MercadoPago funds receivable from customers totaled approximately $25.6 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, commercial paper, investment grade corporate debt securities, bond mutual funds and treasury bills. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of substantially all of these investments, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of March 31, 2008 or interest expenses derived from discounting our MercadaPago receivables.

We consider substantially all of our investments to be short-term investments, which are classified on our balance sheet as current assets, because (i) the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and (ii) the investments are selected for yield management purposes only and we are not committed to holding the investments until maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. We classify our investments in money market funds as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income, net of estimated tax. The cost of securities sold is based on the specific identification method. Treasury bills, commercial papers, corporate debt securities and time deposits are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.

Certain working capital requirements of our MercadoPago business in Brazil were financed through loans backed by credit card receivables. See “Item 1A—Risk Factors—Risks related to doing business in Latin America” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a further discussion of some of our foreign currency risks.

Credit

We invest in high-quality financial instruments, primarily of time deposits, money market funds, commercial paper, investment grade corporate debt securities, bond mutual funds and treasury bills, which we believe are subject to limited credit risk. Credit risk is risk due to uncertainty in a counterparty’s ability to meet its financial obligations. For the three-month period ended March 31, 2008, market perception of these risks, together with certain market dislocations, had an adverse effect on the fair value of certain classes of securities, including in some cases, high-quality financial instruments that were not previously viewed as having credit risk, which had a negative impact on the market value of those classes of securities. We seek, however, to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions or classes which we believe have not been affected by the current credit market environment.

Item 4T – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of Registered Public Accounting Firm

This Quarterly Report on Form 10-Q does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal controls

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, are time consuming, can result in costly litigation, require significant amounts of management time, can result in the diversion of significant operational resources and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for additional discussion of the litigation and regulatory risks facing our company.

At March 31, 2008, our total reserves for proceeding-related contingencies were approximately $0.82 million for 264 legal actions against us where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

As of March 31, 2008, we had 169 cases in litigation against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, at March 31, 2008 our Brazilian subsidiary had more than 1,260 cases still in litigation in consumer courts, where a lawyer is not required. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our web site, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. We appealed the decision, but the preliminary injunction was not lifted. On August 16, 2007 we presented another appeal to the Superior Court of Justice, in Brasilia. Vintage filed an action requesting a permanent injunction on May 12, 2006, alleging the same facts as alleged in the preliminary injunction request. In September of 2006, a fine of $157,000 was imposed on our Brazilian subsidiaries due to the alleged non-compliance of the preliminary injunction. We filed an appeal to the fine and requested its suspension pending a final adjudication on the merits. In October of 2006, the fine was suspended and on January 23, 2007, the fine was declared null and void. However, because our appeal of the preliminary injunction failed, in March of 2007, Vintage presented new petitions alleging non-compliance of the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against us, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 13, 2006. On July 4, 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When we are officially notified of the amount of the fine, we will present a new appeal against the application of the fine. On July 18, 2007 the judge set a conciliatory hearing for August 1, 2007. We attended the hearing but could not reach an agreement. On September 14, 2007, the judge decided that (i) our Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. The decision maintained the injunction until such ruling is non-appealable. We presented a request that the injunction should be revoked, but it was rejected. Plaintiff presented appeal against the decision on the September 14, 2007 ruling, which appeal was published on December 11, 2007. On January 8, 2008, we presented an appeal to the Court of the State of São Paulo against the decision that maintained the injunction, and, on January 14, 2008, we presented a reply to the appeal filed by the plaintiff.

On April 6, 2006, Fallms Distribuiçăo de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued our Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that our Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of our web site and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on our platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies. We were summoned in March of 2007 and presented our defense on March 14, 2007. In June of 2007, Fallms filed a petition to increase the fine imposed in the preliminary injunction, from approximately $200, to approximately $530 per day of noncompliance, based on alleged non-compliance by our Brazilian subsidiary. On July 2, 2007, we presented a petition requesting the judge to revoke the preliminary injunction. On July 25, 2007, the judge revoked the preliminary injunction. On the same date, the judge decided that (i) our Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs presented a request asking for clarification of the decision, but it was rejected. On November 6, 2007, plaintiffs appealed the July 25, 2007 decision that dismissed the case, and we presented our reply to that appeal on February 1, 2008.

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

On August 20, 2007, Sette Informações Educacionais Ltda., or Sette, sued our Brazilian subsidiary in the Fourth Civil Court of the City of Recife, State of Pernambuco, Brazil. Sette alleged that our Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Sette’s courses through the Brazilian web site. Sette seeks an injunction, fines, and compensatory and statutory damages. We presented our defense on October 5, 2007. On December 28, 2007, the case was settled, under an agreement to establish procedures to protect Sette’s intellectual property rights based on the notice and take down of alleged infringing items listed in the Brazilian web site; no consideration was paid to plaintiff to settle the case. We filed a joint petition settling the case on January 11, 2008 which was accepted by the judge on April 11, 2008.

On August 23, 2007, Serasa S.A., or Serasa, sued our Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that our Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering our Brazilian subsidiary (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) the prohibition to allow in its web site any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, our Brazilian subsidiary presented the information requested. We appealed the preliminary injunction to the State Court of São Paulo and presented our defense on January 7, 2008. Serasa replied to our appeal on January 30, 2008. On March 26, 2008, we were summoned with a petition presented by Serasa alleging non-compliance with the injunction. We presented our response on March 31, 2008, arguing that we are in full compliance with the injunction.

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

On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, or Iglesia Mesianica, filed suit against our Argentine subsidiary, MercadoLibre S.A., in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. The complaint was officially notified on April 17, 2008. Iglesia Mesianica alleged in the complaint that our Argentine subsidiary should be held liable as a result of our users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of our web site. Iglesia Mesianica seeks monetary damages. We presented our defense on May 9, 2008.

State of São Paulo Fraud Claim

On June 12, 2007 a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre web site. We were summoned on December, 12, 2007 and presented our defense on January 4, 2008.

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

Brazilian National Public Treasury Tax Claim

On March 17, 2008, our Brazilian subsidiary received a tax claim for approximately $198,000 presented by the National Public Treasury of Brazil. The notice claims non-payment of income taxes that we believe we paid, and accordingly, we consider the risk of loss for this claim to be remote. On March 28, 2008, we presented our defense requesting a declaration that no such taxes are due.

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

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our web site. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors—Risks related to our business—We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre marketplace” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item – 1A Risk Factors

In addition to the risk factors disclosed in “Item 1A—Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, set forth below is an additional risk factor we believe is applicable to our business.

Any delay or problem with upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.

Our ability to operate our business from day to day largely depends on the efficient operation of our information technology infrastructure. As disclosed in our reports with the SEC, we are frequently implementing hardware and software technology upgrades, which may include migrations to new technology systems, in an effort to improve our systems. Our information technology systems may experience errors, interruptions, delays or cessations of service. We are particularly susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system. Errors or interruptions could impede or delay our ability to process transactions on our site, which could reduce our revenue from activity on our site and adversely affect our reputation with, or result in the loss of, customers. These issues could cause business disruptions and be more expensive, time consuming, and resource intensive than anticipated. Defects or disruptions in our technology infrastructure could adversely impact our ability to process transactions, our financial results and our reputation.

Item – 2 Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending March 31, 2008.

Use of Proceeds from IPO

Our registration statement on Form S-1, as amended (Registration No. 333-142880), (the “Registration Statement”) with respect to our initial public offering (the “Offering”) of common stock, par value $0.001 per share, was declared effective on August 9, 2007. We sold a total of 3,000,000 shares of common stock in the Offering and the selling shareholders sold a total of 15,488,762 shares of common stock in the Offering. The net proceeds to us of the Offering were approximately $49.6 million. These proceeds have been used to repay a $9.5 million outstanding loan (including interest) with eBay Inc., $19.4 million for the CMG acquisition and the remainder balance is expected to be used for working capital and general corporate purposes. These funds are invested in interest-bearing, investment-grade securities. See our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 for a further discussion of our use of proceeds from the Offering and Sections “Interest” and “Credit” above.

Item – 6 Exhibits

10.1	Letter Agreement, dated May 12, 2008, by and among the Management Shareholders named on the signature page thereto, on the one hand, and MercadoLibre, Inc. and CMG Classified Media Group, Inc., on the other hand.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 15, 2008	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Nicolás Szekasy
Nicolás Szekasy
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

10.1	Letter Agreement, dated May 12, 2008, by and among the Management Shareholders named on the signature page thereto, on the one hand, and MercadoLibre, Inc. and CMG Classified Media Group, Inc., on the other hand.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.