Form 10-Q
period 2008-06-30
MERCADOLIBRE INC
filed 2008-08-13
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

44,293,621 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 08, 2008.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Condensed Consolidated Balance Sheet

As of June 30, 2008 and December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$17,674,256	$15,677,407
Short-term investments	31,743,124	52,300,007
Accounts receivable	3,507,800	3,211,252
Funds receivable from customers	36,094,640	29,162,763
Prepaid expenses	841,083	283,477
Deferred tax assets	3,775,170	3,445,101
Other assets	1,557,460	894,163

Total current assets	95,193,533	104,974,170
Non-current assets:
Long-term investments	2,244,276	1,323,789
Property and equipment, net	5,676,382	4,143,204
Goodwill and intangible assets, net	43,893,181	23,428,646
Deferred tax assets	33,406	269,596
Other assets	375,434	353,395

Total non-current assets	52,222,679	29,518,630
Total assets	$147,416,212	$134,492,800

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,903,962	$9,278,138
Funds payable to customers	19,333,050	16,418,177
Social security payable	4,241,352	3,778,236
Taxes payable	4,025,173	2,493,749
Loans payable	2,667,192	9,713,227
Provisions	93,623	69,979

Total current liabilities	43,264,352	41,751,506
Non-current liabilities:
Loans payable	5,959	—
Deferred tax liabilities	1,967,766	—
Other liabilities	1,204,958	1,068,155

Total non-current liabilities	3,178,683	1,068,155
Total liabilities	46,443,035	42,819,661

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,292,273 and 44,226,563 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	44,292	44,227
Additional paid-in capital	122,001,703	121,890,138
Accumulated deficit	(29,349,145)	(34,363,917)
Accumulated other comprehensive income	8,276,327	4,102,691

Total shareholders’ equity	100,973,177	91,673,139

Total liabilities and shareholders’ equity	$147,416,212	$134,492,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Income

For the three- and six-month periods ended June 30, 2008 and 2007

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net revenues	$63,312,238	$35,432,625	$34,471,508	$18,973,288
Cost of net revenues	(12,921,182)	(7,487,262)	(6,901,503)	(3,999,922)

Gross profit	50,391,056	27,945,363	27,570,005	14,973,366
Operating expenses:
Product and technology development	(3,473,893)	(2,002,716)	(1,730,780)	(1,029,096)
Sales and marketing	(19,480,049)	(12,646,525)	(10,265,389)	(6,330,128)
General and administrative	(10,827,171)	(5,486,314)	(5,879,569)	(2,811,198)
Compensation Cost related to acquisitions (Note 4)	(1,919,870)	—	(1,546,397)	—

Total operating expenses	(35,700,983)	(20,135,555)	(19,422,135)	(10,170,422)

Income from operations	14,690,073	7,809,808	8,147,870	4,802,944

Other income (expenses):
Interest income	1,019,929	519,239	270,576	421,522
Interest expense and other financial charges	(2,321,147)	(987,644)	(958,348)	(451,783)
Foreign currency loss	(3,041,354)	(1,004,172)	(2,052,638)	(599,398)
Other expenses, net	2,285	(2,046,058)	2,285	(1,761,421)

Net income before income / asset tax expense	10,349,786	4,291,173	5,409,745	2,411,864

Income / asset tax expense	(5,335,014)	(2,706,100)	(2,462,650)	(1,820,978)

Net income	$5,014,772	$1,585,073	$2,947,095	$590,886

Accretion of preferred stock	—	(247,439)	—	(123,720)

Net income available to common shareholders	$5,014,772	$1,337,634	$2,947,095	$467,166

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Basic EPS
Basic net income per share	$0.11	$0.03	$0.07	$0.01

Weighted average shares	44,238,146	13,475,873	44,238,166	13,575,158

Diluted EPS
Diluted net income per common share	$0.11	$0.03	$0.07	$0.01

Weighted average shares	44,367,846	13,986,707	44,369,317	13,987,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the six-month periods ended June 30, 2008 and 2007 (unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Preferred stock warrants	Accumulated deficit	Accumulated other comprehensive income	Total
		Shares	Amount
Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$—	$(44,054,817)	$500,536	$(40,728,207)

Shares issued in 2000 and 2001 (1)		204,000	2,040	—	—	(2,040)	—	—
Stock options exercised		451,770	4,518	18,370	—	—	—	22,888
Stock-based compensation		—	—	13,548	—	—	—	13,548
Accretion of mandatorily redeemable convertible preferred stock		—	—	(247,439)	—	—	—	(247,439)
Net income	1,585,073	—	—	—	—	1,585,073	—	1,585,073
Currency translation adjustment	2,108,936	—	—	—	—	—	2,108,936	2,108,936
Unrealized net gains on investments	13,938	—	—	—	—	—	13,938	13,938
Realized net gain on investments	(225,275)	—	—	—	—	—	(225,275)	(225,275)

Comprehensive income	3,482,672

Balance as of June 30, 2007		13,822,752	$138,228	$2,478,883	$—	$(42,471,784)	$2,398,135	$(37,456,538)

Stock options exercised		31,700	317	15,372	—	—	—	15,689
Stock-based compensation—stock options		—	—	1,929	—	—	—	1,929
Stock-based compensation—restricted shares		—	—	15,966	—	—	—	15,966
Accretion of mandatorily redeemable convertible preferred stock		—	—	(61,860)	—	—	—	(61,860)
Change in par value of common stock		—	(124,690)	124,690	—	—	—	—
Issuance of common stock		3,000,000	3,000	49,570,239	—	—	—	49,573,239
Conversion of mandatorily redeemable convertible preferred stock into common stock		27,187,838	27,188	64,358,656	—	—	—	64,385,844
Reclassification of warrants		—	—	—	4,636,456	—	—	4,636,456
Exercise of warrants		184,273	184	5,386,263	(4,636,456)	—	—	749,991
Net income	8,107,867	—	—	—	—	8,107,867	—	8,107,867
Currency translation adjustment	1,646,665	—	—	—	—	—	1,646,665	1,646,665
Unrealized net gains on investments	139,938	—	—	—	—	—	139,938	139,938
Realized net gain on investments	(82,047)	—	—	—	—	—	(82,047)	(82,047)

Comprehensive income	9,812,423

Balance as of December 31, 2007		44,226,563	$44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

(1)	These shares were issued in 2000 and 2001, but were not recorded until 2007. The amounts are immaterial to revise prior years’ financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Changes in Shareholder’s Equity (Deficit)

For the six-month periods ended June 30, 2008 and 2007 (unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Preferred stock warrants	Accumulated deficit	Accumulated other comprehensive income	Total
		Shares	Amount
Balance as of December 31, 2007		44,226,563	$44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

Stock options exercised		65,710	65	62,789	—	—	—	62,854
Stock-based compensation—stock options		—	—	2,447	—	—	—	2,447
Stock-based compensation—restricted shares		—	—	46,329	—	—	—	46,329
Net income	5,014,772	—	—	—	—	5,014,772	—	5,014,772
Currency translation adjustment	4,231,526	—	—	—	—	—	4,231,526	4,231,526
Unrealized net gains on investments	—	—	—	—	—	—	—	—
Realized net gain on investments	(57,890)	—	—	—	—	—	(57,890)	(57,890)

Comprehensive income	9,188,408

Balance as of June 30, 2008		44,292,273	$44,292	$122,001,703	$—	$(29,349,145)	$8,276,327	$100,973,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operations:
Net income	$5,014,772	$1,585,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,520,702	1,101,050
Interest expense	—	316,750
Realized gains on investments	(813,757)	(306,854)
Unrealized gains on investments	(56,649)	(83,118)
Stock-based compensation expense - stock options	2,447	13,548
Stock-based compensation expense - restricted shares	46,329	—
Change in fair value of warrants	—	2,087,960
Deferred income taxes	193,619	705,619
Changes in assets and liabilities, excluding the effect of CMG acquisition:
Accounts receivable	324,660	97,797
Funds receivable from customers	(3,463,772)	87,624
Prepaid expenses	(546,196)	(875,371)
Other assets	295,528	(255,788)
Accounts payable and accrued expenses	3,241,464	784,903
Funds payable to customers	1,175,341	95,341
Provisions	(390,673)	(305,552)
Other liabilities	23,779	481,273

Net cash provided by operating activities	6,567,594	5,530,255

Cash flows from investing activities:
Purchase of investments	(39,085,208)	(7,378,220)
Proceeds from sale and maturity of investments	60,732,449	5,622,548
Payment for purchase of CMG, net of cash acquired	(16,824,065)	—
Purchase of intangible assets	(59,098)	(20,179)
Purchases of property and equipment	(2,675,365)	(1,942,189)

Net cash provided by (used in) investing activities	2,088,713	(3,718,040)

Cash flows from financing activities:
Increase in short term debt	—	1,370
Decrease in short term debt	(7,630,307)	—
Loans received	5,958	—
Stock options exercised	62,854	22,888

Net cash (used in) provided by (used in) financing activities	(7,561,495)	24,258

Effect of exchange rate changes on cash and cash equivalents	902,037	115,430

Net decrease in cash and cash equivalents	1,996,849	1,951,903
Cash and cash equivalents, beginning of the period	15,677,407	7,143,027

Cash and cash equivalents, end of the period	$17,674,256	$9,094,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$187,774	$160,105
Cash paid for income taxes	$4,145,532	$1,864,120

Non-cash financing activities:
Accretion of preferred stock	$—	$247,439

Acquisition of Classified Media Group:
Cash and cash equivalents	$554,739	$—
Accounts receivable	56,613	—
Other current assets	904,791	—
Non current assets	365,190	—

Total assets acquired	1,881,333	—

Accounts payable and accrued expenses	69,516	—
Taxes payable	459,462	—
Social security payable	243,141	—
Non current liabilities	14,000	—
Provisions	408,336	—

Total liabilities assumed	1,194,455	—

Net assets acquired	686,878	—

Goodwill	13,037,504	—
Trademarks	5,622,188	—
Deferred Income Tax on Trademarks	(1,967,766)	—

Total purchase price	17,378,804	—

Cash and cash equivalents acquired	(554,739)	—

Payment for purchase of Classified Media, net of cash acquired	$16,824,065	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

MercadoLibre Inc. (the “Company”) is a marketplace manager. The Company’s mission is to build an online marketplace that enables practically anyone to trade almost anything in Latin America, helping to make inefficient markets more efficient.

We operate in several reporting segments. The MercadoLibre marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela). The MercadoPago segment includes our regional payments platform consisting of our MercadoPago business includes our regional payments platform available in Brazil, Argentina, Mexico and Other countries (Chile, Colombia, and Venezuela).

Traditional offline marketplaces can be inefficient because they (i) are fragmented and regional, (ii) offer a limited variety and breadth of goods, (iii) have high transaction costs, and (iv) provide buyers with less information upon which they can make decisions. The Company makes these inefficient marketplaces more efficient because i) its community of users can easily and inexpensively communicate and complete transactions, ii) its marketplace includes a very wide variety and selection of goods, and iii) it brings buyers and sellers together for much lower fees than traditional intermediaries. The Company attracts buyers by offering selection, value, convenience and entertainment, and sellers by offering access to broad markets, efficient marketing and distribution costs, ability to maximize prices and opportunity to increase sales.

The Company pioneered online commerce in the region by developing a Web-based community in which buyers and sellers are brought together to browse, buy and sell items such as computers, electronics, collectibles, automobiles and a host of practical and miscellaneous items. The Company’s trading platform is a fully automated, topically arranged, intuitive, and easy-to-use online service that is available 24 hours-a-day, seven-days-a-week. The Company’s platform supports a fixed price format in which sellers and buyers trade items at a fixed price established by sellers, and an auction format in which sellers list items for sale and buyers bid on items of interest.

Providing more efficient and effective payment methods from buyers to sellers is essential to creating a faster, easier and safer online commerce experience. Traditional payment methods such as bank deposits and cash on delivery present various obstacles to the online commerce experience, including lengthy processing time, inconvenience and high costs. The Company addressed this opportunity through the introduction in 2004 of MercadoPago, an integrated online payments solution. MercadoPago was designed to facilitate transactions on the MercadoLibre Marketplace by providing an escrow mechanism that enables users to securely, easily and promptly send and receive payments online, and has experienced consistent growth since its launch.

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

In August 2007, the Company successfully completed its registration process with the United States Securities and Exchange Commission, and completed its initial public offering pursuant to which the Company sold 3,000,000 shares of common stock and certain selling shareholders sold 15,488,762 shares of common stock, resulting in net proceeds for the Company of approximately $49,570,239 million.

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

As of June 30, 2008, the Company, through its wholly owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years information to conform to current year presentation.

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 97.5% and 98.8% of the consolidated totals during the six-month periods ended June 30, 2008 and 2007, respectively. Long-lived assets located in the foreign operations totaled $46,965,232 and $25,670,051 as of June 30, 2008 and December 31, 2007, respectively. Cash and cash equivalents as well as short-term investments, totaling $49,417,380 and $67,977,414 at June 30, 2008 and December 31, 2007, respectively, are mainly located in the United States.

These unaudited interim financial statements reflect the Company’s consolidated financial position as of June 30, 2008 and December 31, 2007. These statements also show the Company’s consolidated statement of income, its consolidated statement of shareholders’ equity (deficit) and its consolidated statement of cash flows for the six months ended June 30, 2008 and 2007. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008. The condensed consolidated statements of income, shareholders’ equity (deficit) and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

Taxes on revenues

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $2,148,755 and $1,127,361 for the three-month periods ended June 30, 2008 and 2007, respectively. Taxes on revenues totaled $3,841,083 and $2,045,173 for the six-month periods ended June 30, 2008 and 2007, respectively.

Income and Asset Taxes

The Company is subject to a recently enacted Mexican business flat tax called “Impuesto Empresarial a Tasa Unica” (“IETU”). The Company pays the higher of IETU or income tax. Although the Mexican subsidiary had net operating loss carryforward (NOL’s) as of June 30, 2008, it had to pay IETU for the three-month period ended June 30, 2008. Once NOL’s are consumed, the Company expects it will only accrue and pay Income Tax. The effect of IETU has been included in the income / asset tax expense line for the three and six-month periods ended June 30, 2008 for approximately $176,827 and $573,039, respectively.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Our Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, for 10 years.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts, depreciation, amortization, impairment and useful lives of long-lived assets, compensation cost related to stock based compensation and restricted shares, recognition of current and deferred income taxes and contingencies. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

1.	Business Combinations

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

2.	Noncontrolling Interests in Consolidated Financial Statements

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Fair Value of Stock Options

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

4.	Determination of the useful life of intangible assets

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible” (“FSP 142-3”). Under FSP 142-3, for renewable intangible assets acquired in fiscal years beginning after 15 December 2008, an entity should consider its own historical experience in renewing or extending similar arrangements when developing its assumptions about renewals or extensions used to determine the useful life of an intangible asset; however, these assumptions should be adjusted for the entity specific factors in paragraph 11 of FAS 142. In the absence of that experience, an entity should consider the assumptions that market participants would use about renewals or extensions (consistent with the highest and best use of the asset by market participants), adjusted for the entity specific factors in paragraph 11 of FAS 142. The Company will evaluate the impact of FSP 142-3 on its financial statements.

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

Net income available to common shareholders is computed by deducting from net income accretion of preferred stock.

The Company’s mandatorily redeemable convertible preferred stock outstanding until August 15, 2007 was a participating security. Accordingly, net income for the three- and six-month periods ended June 30, 2007, was allocated between common stock and preferred stock under the “two class method” for purposes of computing basic earnings per share. Subsequent to conversion, on August 15, 2007 the common shares issued were included in the weighted average calculation of shares outstanding used for both basic and diluted earnings per share.

Diluted earnings per share for the Company’s common stock assumes the exercise of outstanding stock options under the Company’s stock based employee compensation plans.

For diluted earnings per common share, net income was also allocated between common stock and preferred stock under the “two class method” because assuming that mandatorily redeemable convertible preferred stock is fully converted into common stock would result in the same dilutive effect.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table shows how net income is allocated using the two-class method for earnings per common share, for the three-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$2,947,095	$2,947,095	$590,886	$590,886

Accretion of preferred stock	—	—	(123,720)	(123,720)

Net income available to common shareholders	$2,947,095	$2,947,095	$467,166	$467,166

Net income available to common shareholders attributable to preferred stock	—	—	(311,588)	(307,452)

Net income available to common shareholders attributable to common stock	$2,947,095	$2,947,095	$155,578	$159,714

The following table shows how net income is allocated using the two-class method for earnings per common share, for the six-month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$5,014,772	$5,014,772	$1,585,073	$1,585,073
Accretion of preferred stock	—	—	(247,439)	(247,439)

Net income available to common shareholders	$5,014,772	$5,014,772	$1,337,634	$1,337,634

Net income available to common shareholders attributable to preferred stock	—	—	(894,345)	(880,332)

Net income available to common shareholders attributable to common stock	$5,014,772	$5,014,772	$443,289	$457,302

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Net income per share of common stock is as follows for the three-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income available to common shareholders per common share	$0.07	$0.07	$0.01	$0.01

Numerator:
Net income available to common shareholders	$2,947,095	$2,947,095	$155,578	$159,714

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,238,166	44,238,166	13,575,158	13,575,158
Adjustment for restricted shares	—	806	—	—
Adjustment for stock options	—	130,345	—	411,970

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,238,166	44,369,317	13,575,158	13,987,128

Net income per share of common stock is as follows for the six-month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income available to common shareholders per common share	$0.11	$0.11	$0.03	$0.03

Numerator:
Net income available to common shareholders	$5,014,772	$5,014,772	$443,289	$457,302

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,238,146	44,238,146	13,475,873	13,475,873
Adjustment for Stock Options	—	129,308	—	510,834
Adjustment for Restricted Shares	—	392	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,238,146	44,367,846	13,475,873	13,986,707

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three- and six-month periods ended June 30, 2008 and 2007, the numbers of anti-dilutive shares are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Anti-dilutive shares
Warrants	—	184,272	—	184,272
Restricted shares	14,096	—	13,289	—

	14,096	184,272	13,289	184,272

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Business Combinations, Goodwill and Intangible Assets

Business Combinations

On January 22, 2008, the Company completed the acquisition of 100% of the issued and outstanding shares of capital stock of CMG Classified Media Group, Inc. (“CMG”) and its subsidiaries from 2050 Capital Group Inc., a Panama corporation, Abax Group Inc., a Panama corporation, Gabinete De Diseño Industrial Inc., a Panama corporation, Stamford One Group Ltd., a British Virgin Islands limited company, EO Financial Group Inc., a Panama corporation, Meck Investments Ltd., a British Virgin Islands limited company, CG Interventures Inc., a Panama corporation, and other individuals (the “Sellers”). CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles (at www.tucarro.com) in Colombia, Venezuela and Puerto Rico and real estate (at www.tuinmueble.com) in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. This acquisition allows the Company to expand its operations mainly in Venezuela and Colombia, solidify its market leadership position in those countries and continue growing of online classified advertisements platform in the locations were the acquired company operates.

On the acquisition date, the Company paid in cash $ 19,000,000.

The purchase price for the shares of CMG and its subsidiaries was $17,024,380, subject to an escrow to cover unexpected liabilities and working capital adjustments. In addition, acquisition costs amounting to $ 204,424 were considered in the purchase price allocation as part of the aggregate purchase price. As of May 7, 2008, the Company has paid $150,000 related to certain working capital adjustments. On the Closing Date, an aggregate of $1,975,620, was placed into an escrow account for a period of twelve (12) months after the Closing Date, in order to secure the obligations of the former CMG shareholders that remained as managers, pursuant to each of their respective employment agreements.

Under EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” the Company has recognized this contingent consideration paid to the former shareholders, as compensation for services. On May 12, 2008, the Company and these former shareholders agreed to an early release of the $1,975,620 escrow on or before June 30, 2008, in exchange for a discount to the Company.

On June 27, 2008, the Company released to the former CMG shareholders $ 1,919,870 in full satisfaction of the management escrow after deducting the aforementioned discount.

As of June 30, 2008, the accrued compensation expenses related to escrow release that were included in “Compensation costs related to CMG acquisition” operating expenses were $ 1,919,870.

The accrued compensation expenses for the three-month period ended June 30, 2008 totaled $1,546,397.

The following table summarizes the allocation of the cash paid in the acquisition:

Purchase Price	$17,024,380
Post-closing working capital adjustments	150,000
Direct cost of the business combination	204,424

Total aggregate purchase price	$17,378,804

Compensation Cost	1,919,870

Total Cash paid	$19,298,674

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

From the acquisition date, the acquired company results of operations have been included in the Company’s income statement.

The following table summarizes an allocation of the purchase price for the companies acquired in the transaction (in thousands):

Company Name	Country	Post Acquisition Ownership	Net Tangible Assets / (Liabilities)	Identifiable Intangible Assets	Deferred Tax Liabilities	Goodwill	Aggregate Purchase Price
CMG Classified Media Group Inc.	Panama	100%	$846.3	$—	$—	$—	$846.3
Venecapital Group Inc.	Panama	100%	(26.8)	—	—	—	(26.8)
Grupo Veneclasificados C.A.	Venezuela	100%	(125.4)	4,934.2	(1,727.0)	11,442.0	14,523.8
Clasificados Internacionales S.A.	Panama	100%	(44.8)	—	—	—	(44.8)
ColClasificados S.A.	Colombia	100%	36.4	688.0	(240.8)	1,595.5	2,079.1
Clasificados Florida LLC	USA	100%	1.2	—	—	—	1.2

Total			$686.9	$5,622.2	$(1,967.8)	$13,037.5	$17,378.8

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

The goodwill of $ 13,037,504 is not expected to be deductible for tax purposes.

Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	June 30, 2008	December 31, 2007
Indefinite lived assets
- Goodwill	$37,897,332	$23,000,467
- Trademarks	5,638,328	—
Amortizable intangible assets
- Licenses and others	1,419,609	1,352,945
- Non-compete agreement	813,494	731,101
- Customer list	649,444	597,257

Total intangible assets	$46,418,207	$25,681,770
Accumulated amortization	(2,525,026)	(2,253,124)

	$43,893,181	$23,428,646

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2008 and the year ended December 31, 2007, are as follows:

	Six Months Ended June 30, 2008
	Marketplaces
	Brazil	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,351,542	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467
- Purchase of CMG	—	—	11,442,022	1,595,482	—	$13,037,504
- Effect of exchange rates changes	1,391,963	286,007	—	145,139	36,252	1,859,361

Balance, end of the period	$13,743,505	$5,184,874	$13,636,502	$3,998,451	$1,334,000	$37,897,332

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Year Ended December 31, 2007
	Marketplaces
	Brazil	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$10,233,062	$4,911,840	$2,194,480	$2,031,895	$1,201,515	$20,572,792
- Effect of exchange rates changes	2,118,480	(12,973)	—	225,935	96,233	2,427,675

Balance, end of the period	$12,351,542	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467

Amortizable intangibles assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, acquired software licenses and other acquired intangible assets including a non-compete agreement and developed technologies. Aggregate amortization expense for intangible assets totaled $61,316 and $94,448 for the three-month periods ended June 30, 2008 and 2007, respectively. Aggregate amortization expense for intangible assets totaled $141,302 and $194,799 for the six-month periods ended June 30, 2008 and 2007, respectively.

Expected future intangible asset amortization from acquisitions completed as of June 30, 2008 is as follows:

For year ended 12/31/2008 (remaining six month)	$107,344
For year ended 12/31/2009	$147,349
For year ended 12/31/2010	$97,507
For year ended 12/31/2011	$5,321

$357,521

5.	Segments

Reporting segments are based upon the Company’s internal organization structure, the manner in which the Company’s operations are managed, the criteria used by the Chief Executive Officer and certain of his direct reports to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The Marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela) online marketplaces commerce platforms. The Payments segment includes the Company’s regional payments platform consisting of MercadoPago business in Brazil, Argentina, Mexico and Other countries (Chile, Colombia, and Venezuela).

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended June 30, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$13,649,406	$4,252,040	$3,108,820	$7,300,156	$28,310,422	$6,161,086	$34,471,508
Direct costs	(8,397,321)	(2,020,438)	(2,158,256)	(3,622,649)	(16,198,664)	(4,110,109)	(20,308,773)

Direct contribution	5,252,085	2,231,602	950,564	3,677,507	12,111,758	2,050,977	14,162,735

Operating expenses and indirect costs of net revenues							(6,014,865)

Income from operations							8,147,870

Other income (expenses):
Interest income							270,576
Interest expense and other financial results							(958,348)
Foreign exchange							(2,052,638)
Other expenses, net							2,285

Net income before income / asset tax expense							$5,409,745

	Three Months Ended June 30, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$8,872,163	$2,534,266	$2,255,789	$2,424,392	$16,086,610	$2,886,678	$18,973,288
Direct costs	(5,755,064)	(1,273,008)	(1,430,436)	(1,534,890)	(9,993,398)	(2,188,887)	(12,182,285)

Direct contribution	3,117,099	1,261,258	825,353	889,502	6,093,212	697,791	6,791,003

Operating expenses and indirect costs of net revenues							(1,988,059)
Income from operations							4,802,944

Other income (expenses):
Interest income							421,522
Interest expense and other financial results							(451,783)
Foreign exchange							(599,398)
Other expenses, net							(1,761,421)

Net income before income / asset tax expense							$2,411,864

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$25,524,974	$7,778,392	$6,048,665	$12,439,049	$51,791,080	$11,521,158	$63,312,238
Direct costs	(15,923,765)	(3,872,243)	(4,207,424)	(6,754,998)	(30,758,430)	(7,793,776)	(38,552,206)

Direct contribution	9,601,209	3,906,149	1,841,241	5,684,051	21,032,650	3,727,382	24,760,032

Operating expenses and indirect costs of net revenues							(10,069,959)

Income from operations							14,690,073

Other income (expenses):
Interest income							1,019,929
Interest expense and other financial results							(2,321,147)
Foreign exchange							(3,041,354)
Other expenses, net							2,285

Net income before income / asset tax expense							$10,349,786

	Six Months Ended June 30, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$16,571,084	$4,742,270	$4,437,625	$4,530,462	$30,281,441	$5,151,184	$35,432,625
Direct costs	(10,673,597)	(2,499,094)	(2,798,490)	(2,902,283)	(18,873,464)	(4,305,089)	(23,178,553)

Direct contribution	5,897,487	2,243,176	1,639,135	1,628,179	11,407,977	846,095	12,254,072

Operating expenses and indirect costs of net revenues							(4,444,264)

Income from operations							7,809,808

Other income (expenses):
Interest income							519,239
Interest expense and other financial results							(987,644)
Foreign exchange							(1,004,172)
Other expenses, net							(2,046,058)

Net income before income / asset tax expense							$4,291,173

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	June 30, 2008	December 31, 2007
US long-lived tangible assets	$2,924,431	$2,091,307

Other countries long-lived tangible assets
Argentina	1,443,839	1,232,998
Brazil	813,267	699,599
Mexico	106,999	30,275
Other countries	387,846	89,025

	$2,751,951	$2,051,897

Total long-lived tangible assets	$5,676,382	$4,143,204

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30, 2008	December 31, 2007
US intangible assets	$55,333	$30,017

Other countries goodwill and intangible assets
Argentina	111,756	198,886
Brazil	13,809,420	12,423,659
Mexico	5,251,235	4,957,400
Venezuela	18,589,207	2,216,994
Other countries	6,076,230	3,601,690

	$43,837,848	$23,398,629

Total goodwill and intangible assets	$43,893,181	$23,428,646

The following table summarizes the allocation of net revenues based on geography:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Brazil	$35,143,273	$20,496,504	$18,749,341	$11,116,927
Argentina	8,460,603	5,241,704	4,644,351	2,818,759
Mexico	6,746,361	4,918,595	3,471,616	2,488,459
Other countries	12,962,001	4,775,822	7,606,200	2,549,143

Total net revenues	$63,312,238	$35,432,625	$34,471,508	$18,973,288

6.	Fair Value Measurement of Assets and Liabilities

As of June 30, 2008, the Company did not have any assets or liabilities valued using market prices on active markets (level 1), or obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The Company does not anticipate any significant realized losses associated with those investments as the Company’s historical cost basis is not significant.

The Company had $33,873,876 of short-term and long-term investments at June 30, 2008, which consisted of time deposits, commercial papers, treasury bills, bond mutual funds and corporate debt securities considered held to maturity securities.

As of June 30, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

7.	Compensation Plan for Outside Directors

On September 17, 2007, the Board, upon the recommendation of the Compensation Committee of the Board, adopted a compensation plan for outside directors. Under the terms of the plan, the outside directors will receive an annual cash retainer fee of $30,000 and an annual grant of restricted Common Stock (“Restricted Shares”).

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 17, 2007, the Company awarded each of the two outside directors, 1,000 Restricted Shares for their original grants. As of January 24, 2008, the Company awarded a new outside director 600 Restricted Shares for his original grant. On May 6, 2008, the Board also designated a new director and current director, as outside directors, determining to extend the Company’s outside director compensation program to these two directors. As of June 9, 2008, the Company awarded each of the two new outside directors 674 Restricted Shares for their original grants.

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

Each grant of Restricted Shares vests twelve months following the first and second anniversary date. Restricted Shares are and will be granted pursuant to the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Plan (See Note 8—Restricted Shares for discussion of accounting treatment).

8.	Stock Option and Restricted Shares

At June 30, 2008, pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

Stock Options

Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At June 30, 2008, there were 297,426 shares of Common Stock available for additional awards under the Plan.

Stock-based compensation expense related to stock options and employee stock purchases for the three- and six-month periods ended June 30, 2008 and 2007 was allocated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Product and technology development	$382	$1,294	$191	$142
Sales and marketing	$852	$2,885	426	$317
General and administrative	$1,213	$9,369	607	$7,364

Total	$2,447	$13,548	$1,224	$7,823

In accordance with SFAS No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its option awards granted after January 1, 2006. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) which provides supplemental implementation guidance for SFAS No. 123(R). Because the Company had no history of volatility, the expected volatility was based on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. The Company has not paid dividends and does not anticipate paying a dividend in the foreseeable future and accordingly, uses an expected dividend yield of zero.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

There was no granting during the year ended December 31, 2007 and the six-month period ended June 30, 2008.

The following weighted-average assumptions were used in estimating the fair value of outstanding options:

– Stock price volatility: 36%

– Expected term: 7 years

– Risk-free interest rate: 6%

Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company also estimated expected forfeitures of stock options. In developing a forfeiture rate estimate, management of the Company considered its historical experience and expectations. Actual forfeiture activity may differ from the estimated forfeiture rate.

Stock option activity, for the three month period ended June 30, 2008, was as follows:

	2008
	Number of options	Weighted-average exercise price
Outstanding, beginning of period	143,236	$1.02
Forfeited or expired	—	—
Lapsed	—	—
Exercised	(62,668)	0.93

Outstanding, end of the year	80,568	1.09

Exercisable, end of the year	69,257	$0.91

Stock option activity, for the six month period ended June 30, 2008, was as follows:

	2008
	Number of options	Weighted-average exercise price
Outstanding, beginning of year	144,174	$1.04
Lapsed	—	—
Exercised	(63,606)	0.99

Outstanding, end of the period	80,568	1.09

Exercisable, end of the period	69,257	$0.91

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following details the outstanding options at June 30, 2008:

June 30, 2008
	Outstanding		Exercisable
Exercise price	Number of options	Weighted-average remaining contractual life (years)	Number of options
$0.01	22,831	5.03	22,831
$0.75	4,330	1.50	4,330
$1.00	22,000	1.59	22,000
$1.50	27,407	6.78	17,845
$3.00	1,000	1.92	1,000
$6.00	3,000	8.09	1,250

	80,568	4.57	69,256

Weighted average Exercise Price
- Options outstanding	$1.09
- Options exercisable	$0.91

Restricted Shares

As mentioned in Note 7, the Company granted awards to its outside directors for 3,948 Restricted Shares. Non-vested shares awarded to employees are measured at their fair value by the grant-date price of the Company’s shares as if they were vested and issued on the grant date.

Based on the fair value of the Company’s share at the grant date, total compensation cost for the 3,948 Restricted Shares awarded amounted to $149,470. For the three- and six-month period ended June 30, 2008, the Company recognized $26,254 and $46,329, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), the additional grants for fixed amounts of $30,000 and $40,000 are classified as liabilities in the accompanying consolidated balance sheet. For the three- and six-month period ended June 30, 2008, the Company recognized $24,893 and $44,200 of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

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

During the six-month period ended June 30, 2008, the Brazilian subsidiary of the Company was sued in 62 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2008, 189 legal actions were still in litigation in the Brazilian ordinary courts 7 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., and Botelho Indústria e Distribuição Cinematográfica Ltda.) were related to alleged intellectual property infringement. In addition, during the six-month period ended June 30, 2008, the Brazilian subsidiary of the Company received approximately 1,080 legal actions in consumer courts, where a lawyer is not required. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the website, when using MercadoPago, or when the Company invoiced them. As of June 30, 2008, there were more than 1,380 cases still in litigation in these consumer courts.

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

On February, 29, 2008, Mr. Eduardo Paoletti presented a claim against our Brazilian subsidiary and Banco do Brasil S.A. and Banco Nossa Caixa S.A., in the Forty Second Civil Court of the Central Court of the City of São Paulo. Plaintiff alleges that his personal information was used by third parties to (i) register in our Brazilian web site and (ii) open bank accounts in the aforementioned banks in order to commit fraud against users of our Brazilian web site. Plaintiff alleges that our Brazilian subsidiary shall be held joint and severally responsible with the other defendants for damages. Mr. Paoletti seeks compensatory and statutory damages estimated for approximately $1.8 million. We were summoned on June, 19, 2008 and presented our defense on July, 28, 2008.

On October 5, 2007 a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre web site. We were summoned on June 30, 2008 and presented our defense on July, 25, 2008.

At June 30, 2008, the Company had established reserves for proceeding-related contingencies of $967,310 to cover 316 legal actions against the Company and $39,870 to cover certain lawsuits against DeRemate Brazil where the Company has determined that a loss is probable. As of June 30, 2008 no loss amount has been accrued over 1,266 legal actions for the aggregate amount up to $4,322,144 because a loss is not considered probable.

Other third parties have from time to time claimed, and others may claim in the future, that the Company was responsible for fraud committed against them, or that the Company has infringed their intellectual property rights. The underlying laws with respect to the potential liability of online intermediaries like the Company are unclear in the jurisdictions where the Company operates. Management believes that additional lawsuits alleging that the Company has violated copyright or trademark laws will be filed against the Company in the future. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in the Company’s methods of doing business, or could require the Company to enter into costly royalty or licensing agreements. The Company may be subject to patent disputes, and be subject to patent infringement claims as the Company’s services expand in scope and complexity. In particular, the Company may face additional patent infringement claims involving various aspects of the Payments businesses.

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Litigation after June 30, 2008

After June 30, 2008 and up to the date of issuance of these consolidated financial statements,, the Company’s Brazilian subsidiary was sued in 13 other cases in Brazilian ordinary courts and 183 new cases in consumer courts. No loss amount has been accrued inconnection with these actions because a loss is not considered probable.

Other contingencies

As of June 30, 2008, the Company had reserved $184,506 against certain tax contingencies identified in some of its subsidiaries.

Other commitments

On June 19, 2008, the Argentine subsidiary offered to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided in 5 (five) floors and 70 parking lots, where the Company plans to move its headquarters and Argentine operation offices. The total estimated contractual obligation with the Trust was $10,109,398 which shall be paid within 20 months. As of June 30, 2008, the Argentine subsidiary paid $202,188 to reserve the right to participate in the aforementioned trust.

On July 10, 2008, the offer was accepted and the Argentine subsidiary paid $1,819,692 in advance of future due payments.

Operating Leases

The Company has leases for office space in the various countries where it operates. Total rental expense amounted to approximately $439,573 and $235,964 for the three-month period ended June 30, 2008 and 2007, respectively. Total rental expense amounted to approximately $798,107 and $404,577 for the six-month period ended June 30, 2008 and 2007, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2008 (remaining six months)	$917,839
For the year ended December 31, 2009	1,658,461
For the year ended December 31, 2010	1,145,656
For the year ended December 31, 2011	545,313
Thereafter	24,882

$4,292,151

Employment Contracts

The executive officers of the Company are employed under employment agreements that provide for annual base estimated salaries aggregating approximately $1,085,000 per year, a performance based estimated bonus aggregating to approximately $975,000 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. All these agreements include clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

10.	Subsequent Events

Retention Plan

On August 8, 2008, the Board of Directors approved an employee retention program for a total amount of approximately $2.3 million, which will be payable 50% in cash and 50% in shares to supplement the annual salary and bonus of certain executives. Payments will be done on a yearly basis, in the first half of the year after vesting. The vesting schedule will be the following:

•	Year 1 (2008): 17%

•	Year 2 (2009): 22%

•	Year 3 (2010): 27%

•	Year 4 (2011): 34%

On August 8, 2008, the Board of Directors approved additional cash compensation for the Company’s directors that serve as a committee chair or as lead independent director. Under the terms of the plan, effective August 8, 2008, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $15,000, $12,000, $5,000 and $10,000, respectively. The Board of Directors also determined to time outside director compensation to coincide with the Company’s annual stockholders’ meeting. As a result, outside director compensation will be paid out in the second quarter of each year, beginning in 2009.

* * * *

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements regarding our future performance made in this report are forward-looking statements. Forward-looking statements may relate to such matters as continued growth of online commerce and Internet usage in Latin America; our ability to expand our operations and adapt to rapidly changing technologies; government regulation; litigation and legal liability; systems interruptions or failures; our ability to attract and retain qualified personnel; consumer trends; security breaches and illegal uses of our services; competition; reliance on third-party service providers; enforcement of intellectual property rights; our ability to attract new customers, retain existing customers and increase revenues; seasonal fluctuations; and political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular.

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

Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “company”) hosts the largest online commerce platform in Latin America focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms to buy, sell, pay for and collect on e-commerce transactions effectively and efficiently. With a population of over 550 million people and a region with one of the fastest-growing Internet penetration rates, we provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community. We offer a technological and commercial solution that seek to address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

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

We operate in several reporting segments. The MercadoLibre marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela) online marketplaces commerce platforms. The MercadoPago segment consisting of our MercadoPago business includes our regional payments platform available in each of Brazil, Argentina, Mexico and Other countries (Chile, Colombia, and Venezuela).

We offer our users two principal services:

•

The MercadoLibre marketplace: The MercadoLibre marketplace, which we sometimes refer to as our Marketplace business, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified advertisements, our registered users can also list and purchase motor vehicles, vessels, aircraft, real estate and services. Any Internet user can browse through the various products and services that are listed on our website and register with MercadoLibre to list, bid for and purchase items and services.

•

The MercadoPago online payments solution: To complement the MercadoLibre marketplace, we developed MercadoPago, which we sometimes refer to as our Payments business, an integrated online payments solution. MercadoPago is designed to facilitate transactions on the MercadoLibre marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online.

Recent Developments

On May 21, 2008, the Company filed a Registration Statement on Form S-8 to register 442,010 shares of common stock, $0.001 par value per share issuable under the Company’s 1999 Amended and Restated Stock Incentive Plan, or the Incentive Plan. Pursuant to Rule 416(a) of the Securities Act of 1933, as amended, this Registration Statement also covers any additional shares of common stock that become issuable under the Incentive Plan by reason of any stock splits, stock dividends or similar transactions.

On May 6, 2008, our Board of Directors expanded the size of the Board to eight persons and appointed Mario Vázquez as a Class I director to fill the newly created vacancy. Mr. Vázquez was appointed to the Audit Committee of the Board and will serve as our audit committee financial expert. Mr. Vázquez also assumes the role of Chairman of the Audit Committee.

On May 6, 2008, our Board of Directors also designated Mr. Vázquez and current director, Michael Spence, as outside directors, determining to extend our outside director compensation program to these two directors.

On August 8, 2008, the Board of Directors appointed Mario Vázquez to the Nominating and Corporate Governance Committee, replacing Marcos Galperín, and appointed Emiliano Calemzuk, Chairman of the Committee. The Board of Directors also appointed Martín de los Santos Chairman of the Compensation Committee.

On August 8, 2008, the Board of Directors approved an employee retention program for a total amount of approximately $2.3 million, which will be payable 50% in cash and 50% in shares. Payments will be made on a yearly basis, in the first half of the year after vesting. The vesting schedule will be the following:

•	Year 1 (2008): 17%

•	Year 2 (2009): 22%

•	Year 3 (2010): 27%

•	Year 4 (2011): 34%

Although we are still analyzing the impact of the retention program on operating expenses, we anticipate that the compensation allocated to the year ended December 31, 2008 will be greater than the vesting schedule shown above for that year, and is expected to be approximately 46% of the $2.3 million, and will be accrued over the second half of 2008.

On August 8, 2008, the Board of Directors approved additional cash compensation for the Company’s directors that serve as a committee chair or as lead independent director. Under the terms of the plan, effective August 8, 2008, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $15,000, $12,000, $5,000 and $10,000 respectively. The Board of Directors also determined to time outside director compensation to coincide with the Company’s annual stockholders’ meeting. As a result, outside director compensation will be paid out in the second quarter of each year, beginning in 2009.

Principal trends

Growth in net revenue over comparable periods from year to year

Since our inception, we have consistently generated revenue growth from the MercadoLibre marketplace and MercadoPago, driven by the strong growth of our key operational metrics. Our net revenues for the three-month period ended June 30, 2008, as compared to the same period for 2007, increased by 76.0% and 113.4% for the MercadoLibre marketplace and MercadoPago payments platform, respectively. As our business grows we expect that at some point in time this year-to-year rate of increase of net revenues and the related operational metrics, will decline.

Increased diversification of revenues

We have grown revenues from our payments business at a faster rate than revenues from our marketplace, and anticipate this trend to continue. For the three-month period ended June 30, 2008 and 2007, payments represented 17.9% and 15.2%, of net revenues, respectively.

Gross profit margins

Our business has generated sustained high gross profit margins over time, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues. These gross profit margins were 80.0% for the three month period ended June 30, 2008 as compared to 78.9% for the same period in 2007. This variation is attributable to increased economies of scale in customer service, Internet Service Provider (“ISP”) connectivity and site operations, as well as improved economic terms obtained from payment processors that more than offset a faster rate of increase of our lower gross profit margin Payments business. We expect that cost of net revenues could increase as a percentage of net revenues as revenues related to MercadoPago grow faster relative to marketplace revenues. Depending on whether these increased costs are offset by improved economies of scale, gross profit margins could decline in the future.

Improving operating income margins

For the three-month period ended on June 30, 2008, operating expenses increased at a higher rate than our net revenues because we have recognized a contingent consideration paid to the former shareholders of Classified Media Group, Inc. (“CMG”), as compensation for services (See note 4 to our unaudited condensed consolidated financial statements included in this report). For the three-month period ended June 30, 2008, our operating income margins, defined as income from operations as a percentage of net revenues, decreased from 25.3% during the same period in 2007, to 23.6% in 2008.

Excluding the one-time compensation expense related to acquisitions, we have generated economies of scale in operating expenses. For the three-month period ended June 30, 2008, operating expenses excluding this one-time compensation expense, increased at a lower rate than our net revenues from 53.6% during the same period in 2007 to 51.9% in 2008. For the three-month period ended June 30, 2008, our operating income margins excluding the compensation expense related to acquisitions improved to 28.1%, mostly driven by the impact of these economies of scale. We anticipate, however, that as we continue to invest in sales and marketing, product development and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it may become increasingly difficult to sustain growth in operating income margins, and at some points in time we could have decreasing operating income margins.

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

We generate revenues from our MercadoPago payments segment by charging users a commission that we recognize once the transaction is completed and a financial charge when the client elects to pay in installments. For the transactions where we finance the extended payment terms internally rather than by discounting receivables or incurring financial debt, the financial charge is recognized over the life of the financing for payments in installments. During the three-month period ended June 30, 2008, commission and financial charges averaged 6.8% and 2.5%, respectively, of the payment amount made by the user through the system.

Our MercadoLibre marketplace is available in 12 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and MercadoPago is available in 6 countries (Argentina, Brazil, Mexico, Venezuela, Colombia and Chile). The functional currency in each country’s operations is the local currency. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 6.2% of net revenues for the three-month period ended June 30, 2008.

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

We also work intensively on attracting, developing and growing sellers through our supply generation efforts. We have dedicated professionals in most of our operations that work with sellers through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.

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

Compensation Cost related to acquisitions

As part of the acquisition of CMG, which closed in the first quarter of 2008, we entered into a Management Escrow Agreement to secure the obligations of the shareholders that remained as managers. We accrued those compensation expenses as operating expenses, instead of considering them part of the purchase price, following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See note 4 to our unaudited condensed consolidated financial statements included in this report).

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

Critical accounting policies and estimates

The preparation of our unaudited condensed consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development, selection and disclosure of these estimates with our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Income taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At June 30, 2008, we had a valuation allowance on certain foreign and domestic net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our condensed consolidated statement of income.

Results of operations for the three-month period ended June 30, 2008 compared to three-month period ended June 30, 2007 and the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007.

The selected financial data for the three- and six- month periods ended June 30, 2008 and 2007 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly present our financial position, results of operations and cash flows. Results of operations for the three- and six- month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Statement of income data (In millions)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net revenues	$63.3	$35.4	$34.5	$19.0
Cost of net revenues	(12.9)	(7.5)	(6.9)	(4.0)

Gross profit	50.4	27.9	27.6	15.0

Operating expenses:

Product and technology development	(3.5)	(2.0)	(1.7)	(1.0)
Sales and marketing	(19.5)	(12.6)	(10.3)	(6.3)
General and administrative	(10.8)	(5.5)	(5.9)	(2.8)
Compensation Cost related to acquisitions	(1.9)	—	(1.5)	—

Total operating expenses	(35.7)	(20.1)	(19.4)	(10.2)

Income from operations	14.7	7.8	8.1	4.8

Other income (expenses):
Interest income	1.0	0.5	0.3	0.4
Interest expense and other financial charges	(2.3)	(1.0)	(1.0)	(0.5)
Foreign currency loss	(3.0)	(1.0)	(2.1)	(0.6)
Other expenses, net	—	(2.0)	—	(1.8)

Net income before income / asset tax expense	10.3	4.3	5.4	2.4

Income / asset tax expense	(5.3)	(2.7)	(2.5)	(1.8)

Net income	$5.0	$1.6	$2.9	$0.6

Accretion of preferred stock	—	(0.2)	—	(0.1)

Net income available to common shareholders	$5.0	$1.3	$2.9	$0.5

Other Data

	Six Months ended June 30,		Three Months ended June 30,
	2008	2007	2008	2007
Number of confirmed registered users at end of the period[1]	28.1	21.6	28.1	21.6
Number of confirmed new registered users during the period[2]	3.2	3.4	1.6	1.8
Gross merchandise volume [3]	965.1	655.6	515.5	343.0
Number of successful items sold [4]	9.7	8.2	5.1	4.2
Total payment volume [5]	119.1	57.6	66.8	31.0
Capital expenditures	19.6	2.0	1.5	1.4
Depreciation and Amortization	1.5	1.1	0.8	0.6

1	-	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.
2	-	Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration.

3	-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motors, real estate and services.
4	-	Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.
5	-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

Net revenues

Net revenues were $34.5 million for the three-month period ended June 30, 2008, an increase of $15.5 million, or 81.7%, from net revenues of $19.0 million for the same period in 2007. This increase was attributable to a 76.0% increase in revenues derived from our MercadoLibre marketplace, from $16.1 million for the three-month period ended June 30, 2007 to $28.3 million for the same period in 2008 and to a 113.4% increase in revenues derived from MercadoPago, from $2.9 million for the three-month ended June 30, 2007 to $6.2 million for the same period in 2008.

Growth in MercadoLibre marketplace revenues resulted principally from a 50.3% increase in the gross merchandise volume transacted through our platform, and from an increase in our take rate, defined as marketplace revenues as a percentage of gross merchandise volume, from 4.7% to 5.5%, for the three-month period ended June 30, 2008, compared to the same period in 2007. The growth in MercadoPago revenues for the three-month ended June 30, 2008 resulted principally from a 115.2% increase in the total payments volume completed on our MercadoPago payments platform. In the same periods, our take rate, defined as payments revenues as a percentage of total payment volume, decreased from 9.3% to 9.2%, driven by an increased funding of MercadoPago working capital with cash provided by marketplace operating activities, rather than by discounting receivables or by incurring financial debt (see “Description of Line items: Net Revenue” section for an explanation on how revenues are recorded for MercadoPago installments).

Net revenues for the six-month period ended June 30, 2008 were $63.3 million, a $27.9 million, or 78.7%, increase over the same period in 2007. This growth was the result of 71.0% growth in the MercadoLibre marketplace revenues, from $30.3 million for the first six-months of 2007 to $51.8 million for the same period in 2008, and a 123.7% growth in MercadoPago revenues, from $5.2 million for the six-month ended June 30, 2007 to $11.5 million for the same period in 2008.

On a segment basis, for the three-month period ended June 30, 2008 net revenue increased by $15.5 million compared to the same period in 2007, primarily due to increases of $4.8 million, or 53.8% in our Marketplace segment in Brazil, $1.7 million, or 67.8% in our Marketplace in Argentina, $0.9 million, or 37.8% in our Marketplace in Mexico, $4.9 million or 201.1% from our Marketplace in all other countries and $3.3 million, or 113.4% from our MercadoPago payments platform.

For the six-month period ended June 30, 2008, revenue growth by segment compared to the same period in 2007 was attributable primarily to an increase of $9.0 million, or 54.0% in net revenues in our Marketplace Brazil, of $3.0 million, or 64.0% in our Marketplace in Argentina, $1.6 million, or 36.3% in our Marketplace in Mexico, a combined growth of $7.9 million or 174.6% for our Marketplace in all other countries, and a $6.4 million, or 123.7% growth for MercadoPago.

Based on geography, for the three-month period ended June 30, 2008 net revenue increased by $15.5 million compared to the same period in 2007, primarily due to increases of $7.6 million, or 68.7% in Brazil, $1.8 million, or 64.8% in Argentina, $1.0 million, or 39.5% in Mexico, and $5.1 million or 198.4% in all other countries.

For the six-month period ended June 30, 2008, revenue growth by geography compared to the same period in 2007 was attributable primarily to an increase of $14.6 million, or 71.5% in net revenues in Brazil, of $3.2 million, or 61.4% in Argentina, $1.8 million, or 37.2% in Mexico, and a combined growth of $8.2 million or 171.4% in all other countries.

Cost of net revenues

Cost of net revenues was $6.9 million and $12.9 for the three- and six-month period ended June 30, 2008, respectively, an increase of 72.5% and 72.6% from cost of net revenues for the same periods in 2007. Cost of net revenues improved to 20.0% of net revenues for the three-month period ended June 30, 2008 from 21.1% for the same period in 2007 and to 20.4% of net revenues for the six-month period ended June 30, 2008 from 21.1% compared to the same period in 2007. These increases were primarily attributable to additional billing and collections costs, sales taxes, and customer support expenditures.

Billing and collections fees increased by $1.2 million, or 82.3% for the three-month period ended June 30, 2008 compared to the same period in 2007 and increased by 83.3% for the first six-months of 2008 compared to the same period of 2007. Sales taxes on our net revenues increased by $1.0 million, or 90.6%, and $1.8 million, or 87.8%, for the three and six-month period ended June 30, 2008, respectively, compared to the same period for 2007. Expenditures relating to our in-house customer support operations grew in the amount of $0.4 million, an increase of 35.2% compared to the three-month period ended June 30, 2007 and increased by 33.9% for the six month period ended June 30, 2008 compared to the six-month period ended June 30, 2007, mostly driven by investments in improved service, initiatives to combat fraud, illegal items and fee evasion.

Product and technology development

Product and technology development expenses were $1.7 million for the three-month period ended June 30, 2008, an increase of $0.7 million, or 68.2%, from $1.0 million for the same period in 2007. For the six-month period ended June 30, 2008 these expenses were $3.5 million, representing an increase of $1.5 million, or 73.5%, over the same period in 2007. Product and technology development expenses as a percentage of net revenues were 5.0% for the three-month period ended June 30, 2008 from 5.4% of net revenues for the same period in 2007, and to 5.5% of net revenues for the six-month period ended June 30, 2008, from 5.7% for the same period in 2007.

The growth in product and technology development expenses was primarily attributable to an increase in compensation costs of 91.7% and 101.6% for the three and six-month period ended June 30, 2008, respectively, over the same periods for 2007. These added compensation expenses, growing at a faster rate than revenues, were primarily related to the addition of engineers and to a lesser extent related to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our trading platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in added engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

Sales and marketing expenses were $10.3 million for the three-month period ended June 30, 2008, an increase of $3.9 million, or 62.2%, from $6.3 million over the same period in 2007. For the six-month period ended June 30, 2008, sales and marketing expenses were $19.5 million, an increase of $6.8 million, or 54.0%, over the same period in 2007. Sales and marketing expenses represented 29.8% of our net revenues for the three-month period ended June 30, 2008, and 30.8% of net revenues for the six-month period ended June 30, 2008, down from 33.4% and 35.7% for the same three and six-month periods in 2007.

The growth in sales and marketing expenses resulted primarily from our increased expenditures in online advertising programs in the amount of $1.7 million, a 50.6% increase over the three-month period ended June 30, 2007, and of $3.1 million, a 46.2% over the six-month period ended June 30, 2007. Online advertising represented 14.8% and 15.6% of our net revenues in the three and six-month period ended June 30, 2008, respectively, down from 17.9% and 19.0% for the same periods in 2007. Sales and marketing expenses also grew from 2007 to 2008 due to an increase in compensation costs in the amount of $0.7 million, or 101.5%, for the three-month period ended June 30, 2008, and $1.4 million, or 96.3%, for the six-month period ended June 30, 2008, driven by additional headcount of the Company, the incorporation of CMG employees, and increased salaries to retain talent. Additionally, bad debt charges increased $0.8 or 55.1% for the three-month period ended June 30, 2008 when compared to the same period in 2007 and increased by 48.0% for the six-months ended June 30, 2008 when compared to the same period in 2007. Bad debt charges for the three and six-month period ended June 30, 2008, represented 6.8% and 7.5% of net revenues, respectively, down from 8.0% and 9.0% for the same periods in 2007.

General and administrative

Our general and administrative expenses were $5.9 million for the three-month period ended June 30, 2008, an increase of $3.1 million, or 109.1%, over the same period in 2007, and $10.8 million for the six-month period ended June 30, 2008, an increase of $5.3 million, or 97.3%, over the same period in 2007. As a percentage of net revenues, our general and administrative expenses were 17.1% for the three-month period ended June 30, 2008, from 14.8% for the same period in 2007, and 17.1% for the six-months ended June 30, 2008 compared to 15.5% for the same period in 2007.

The major component that drove growth in general and administrative expenses over the comparable periods in 2007 was $1.2 million in increased compensation costs during the three-month period ended June 30, 2008, a 98.7% rate of growth and a $2.3 million increase in compensation costs, or a 91.5% rate of growth, during the six-month period ended June 30, 2008. These added compensation costs primarily went to hire additional employees to support our growing business and public company requirements, increases in salaries to retain talent, compensation for outside directors and the incorporation of CMG employees. Additionally, outside service fees grew $1.1 million, or 140.2%, for the three-month period ended June 30, 2008 when compared to the same period in 2007, and $1.7 million, or 120.4%, for the six-months ended June 30, 2008 when compared to the same period in 2007, due to increased legal expenses, additional costs associated with being a publicly traded company, and fees related to the follow-on offering that was withdrawn in March.

Compensation Cost related to acquisitions

As part of the $19.0 million acquisition of CMG, which closed during the three month period ended March 31, 2008, $2.0 million of the purchase price was placed into an escrow account for twelve months in order to secure the obligations of the shareholders that remained as managers. On June 27, 2008, we released to the former shareholders $ 1.9 million of the total Management Escrow Agreement, in exchange for a discount. For the three and six-month period ended June 30, 2008, the Company accrued those compensation expenses in the amount of $1.5 and $1.9 million, respectively, as operating expenses, instead of considering them part of the purchase price, following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See note 4 to our unaudited condensed consolidated financial statements included in this report).

Other income (expenses)

Our other expenses were $2.7 million for the three-month period ended June 30, 2008, an increase of $0.3 million from other expenses of $2.4 million for the same period in 2007. For the six-month period ended June 30, 2008 other expenses were $4.3 million, an increase of $0.8 million from $3.5 million during the same period in 2007.

The growth during the three-month period ended June 30, 2008 was primarily a result of foreign currency losses of $2.1 million for the three-month period ended June 30, 2008, an increase of $1.5 million from foreign currency losses of $0.6 million for the same period in 2007. This increase was primarily due to the currency loss related cost of transferring funds from Venezuela to other countries in the amount of $0.8 million. The increase was also driven by a foreign currency related expense of $0.7 million that we accrued in Brazil and a foreign currency related loss of $0.4 million in Argentina, as a result of cash, cash equivalents and short term investments balances held by these subsidiaries in U.S. dollars, in a period where the U.S. dollar weakened versus the Brazilian real and the Argentine peso. In addition, these expenses also grew due to an increase in interest expense and other financial charges from $0.5 million in the three-month period ended June 30, 2007 to $1.0 million in the same period of 2008, mostly derived from an increase of $0.7 million in interest expenses from $0.1 million to $0.8 million, as a result of financing incurred to fund working capital needs in our Payments operations in Brazil. As of June 30, 2008, total interest expense regarding working capital requirement of our MercadoPago operations has been recorded as interest expense and not as cost of net revenues. In the three-month period ended June 30, 2007, interest expenses of $0.1 million, has been reclassified for comparison purposes to current year’s presentation. The foreign currency losses and interest expenses were partially offset by $1.8 million of accrued expenses related to the fair value of warrants that were recorded for the three-month period ended June 30, 2007, versus no impact for this item for the three-month period ended June 30, 2008.

For the six-month period ended June 30, 2008, the increase in other income (expenses) was also primarily attributable to $3.0 million in foreign currency loss, generated mostly in Venezuela as we transferred funds out of the country, and in Brazil and Argentina as a result of the cash balances, these subsidiaries held in U.S. dollars, an increase of $2.0 million from $1.0 million for the same period in 2007. In addition, other income (expenses) increased by $2.3 million in interest expense and other financial charges, driven mainly by financing incurred to fund working capital needs in our Payments operations in Brazil, an increase of $1.3 million from $1.0 million for the same period in 2007. These charges were partially offset by a decrease of $2.0 million related to the fair value of warrants that were recorded for the six-month period ended June 30, 2007, versus no impact for this item for the six-month period ended June 30, 2008, and by a $0.5 million increase in interest income, from $0.5 million for the six-month period ended June 30, 2007, to $1.0 million during the same period in 2008.

Income and asset tax

Our reported income and asset tax expense for the three-month period ended June 30, 2008 was $2.5 million compared to a reported tax expense of $1.8 million for the same period in 2007, an increase of $0.6 million, or 35.2%. For the six-month period ended June 30, 2008 reported tax expense was $5.3 million compared to $2.7 million for the same period in 2007, an increase of $2.6 million, or 97.1%. Our blended tax rate, defined as income and asset tax expense as a percentage of income before income and asset tax, was 45.5% and 51.5% for the three and six-month period ended June 30, 2008, respectively, and 75.5% and 63.1% for the three and six-month periods ended June 30, 2007.

The improvement during the six-month period ended June 30, 2008 in the blended tax rate was driven in part by the impact in the same period of 2007 of the expense described above (See “Other income (expenses)”) related to the fair value of warrants, because this charge reduced pre-tax income, but the related tax credit had a full valuation allowance. There was no tax impact related to this item in 2008. In addition, the blended tax rate improved due to a lower tax rate in Argentina beginning in 2008, as the Company is a beneficiary of a software development law (that provides for a relief of 60% of total income tax determined in each year, for 10 years) and due to some tax efficiencies obtained through our tax planning strategy. These year-over-year improvements were partially offset by certain impacts in the three and six month period ended June 30, 2008, such as $ 0.2 million and $ 0.6 million, respectively, of a new Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)”, which affects our Mexican operations, by $0.2 million and $0.5 million, respectively, of foreign exchange losses in Venezuela that were not deductible, and by the impact of $1.5 million and $ 1.9 million, respectively, of accrued compensation expenses following the EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See “Compensation Cost related to acquisitions” above), because this charge reduced pre-tax income, but the related tax credit had a full valuation allowance.

Our effective income tax rate, defined as the provision for income taxes as a percentage of pre-tax income, was 34.8% and 41.7% for the three and six-month period ended June 30, 2008, respectively, compared to 45.8% and 43.4% for the three and six-month period ended June 30, 2007. The effective income tax rate excludes the effects of the deferred income tax, and of the “IETU” tax.

Liquidity and Capital Resources

Our main cash requirement is working capital to fund MercadoPago. We also require cash for capital expenditures relating to technology infrastructure and software applications. We fund our operations primarily through cash generated from our operations and proceeds raised during our initial public offering. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables, and through cash advances derived from our MercadoLibre marketplace business.

At June 30, 2008, our principal source of liquidity was $49.4 million of cash and cash equivalents, and short-term investments, provided by the net proceeds of our initial public offering as well as cash generated from operations.

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

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2008 and 2007:

	Six Months ended June 30,
(In millions)	2008	2007
	(Unaudited)
Net Cash provided by (used in):
Operating activities	$6.6	$5.5
Investment activities	2.1	(3.7)
Financing activities	(7.6)	0.0
Effect of exchange rate changes on cash and cash equivalents	0.9	0.1

Net decrease in cash and cash equivalents	$2.0	$2.0

Net cash provided by operating activities

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities. Our net cash from operating activities was $6.6 million for the six-month period ended June 30, 2008 as compared to $5.5 million for the same period in 2007, an increase of $1.1 million or 18.8%. This improvement was mainly a result of an increase in net income of $3.4 million to $5.0 million for the six-month period ended June 30, 2008 when compared to $1.6 million for the same period in 2007. Net cash provided by operating activities during the six-month period ended June 30, 2008 also grew by $2.5 million versus the same period of 2007 as a consequence of increases in accounts payable up to $3.2 million for the six-month period ended June 30, 2008, from $0.8 million during the same period in 2007.

These increases in cash provided by operations were partially offset by a decrease of $2.5 million in working capital in our Payments segment, from $0.2 million for the six-month period ended June 30, 2007 to $(2.3) million for the same period in 2008, derived mostly from funds receivable from customers of $3.6 million, the increase in other liabilities of $ 0.5 million, the decrease in non-cash charges to earnings such as changes in fair value of warrants during the six-months ended June 30, 2007 of $2.1 million, and the impacts of realized gains on investments of $0.5 million, deferred income taxes of $0.5 million and interest expenses of $0.3 million.

Net cash provided by investing activities

Net cash provided by investing activities was $2.1 million for the six-month period ended June 30, 2008 compared to $(3.7) million during the same period in 2007. Net cash provided by investing activities resulted from proceeds from the sale of investments for $60.7 million as part of our financial strategy. This increase of cash was offset during the six-month period ended June 30, 2008 by purchases of investments which accounted for $(39.1) million of cash used in investing activities, also as part of our financial investment strategy and for the purchase of 100% of the issued and outstanding shares of capital stock of CMG for a fair value of $0.7 million, trademarks for $5.6 million and goodwill for $13.0 million. The outflow showed in our statement of cash flow amounts to $ 16.8 million which is net of cash acquired ($0.5 million) and excludes $ 1.9 million recorded as compensation expense and not as part of the purchase price, following EITF 95-8 (See Note 4 to our unaudited condensed consolidated financial statements and “General and Administrative” above).

Additionally, net cash provided by investing activities was also offset by capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment, in the amount of $2.0 million for the six-month period ended June 30, 2008.

Net cash provided by (used in) financing activities

Cash used in financing activities was $(7.6) million for the six-month period ended June 30, 2008 as we reduced our financing from loans backed by Payments credit card receivables.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with our own resources or we may choose to obtain financing from a third party, or through the sale of securities.

Debt

In 2007, we had begun to finance Payments funds payable with loans backed by Payments credit card receivables, which are recorded as financial debt, and not as a reduction in the receivable balance. As a result, the cash inflow is recorded as cash flow from financing activities in the statements of cash flows, and not as cash flow from operating activities. As of June 30, 2008 we had $2.7 million of these loans.

Capital expenditures

Our capital expenditures increased $17.6 million, to $19.6 million for the six-month period ended June 30, 2008 as compared to $2.0 million for the same period in 2007. This increase was mainly due to the $16.8 million that we recorded as payments for the CMG acquisition, as described above in the sections “Liquidity and Capital resources” and “Net cash provided investing activities”.

Additionally, in property and equipment we primarily recorded purchases of hardware and software licenses necessary to maintain and update the technology of our platform, and to a lesser degree cost of computer software developed internally, office equipment and investments in new office space, for a total of $2.7 million for the period ended June 30, 2008. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, the net proceeds from our initial public offering, discounting of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and other obligations going forward.

Off-balance sheet arrangements

At June 30, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) N º 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Fair Value of Stock Options

On December 27, 2007, the Securities and Exchange Commission issued staff accounting bulletin Nº 110 (“SAB. 110”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment . In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

Determination of the useful life of intangible assets

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible” (“FSP 142-3”). Under FSP 142-3, for renewable intangible assets acquired in fiscal years beginning after 15 December 2008, an entity should consider its own historical experience in renewing or extending similar arrangements when developing its assumptions about renewals or extensions used to determine the useful life of an intangible asset; however, these assumptions should be adjusted for the entity specific factors in paragraph 11 of FAS 142. In the absence of that experience, an entity should consider the assumptions that market participants would use about renewals or extensions (consistent with the highest and best use of the asset by market participants), adjusted for the entity specific factors in paragraph 11 of FAS 142. The Company will evaluate the impact of FSP 142-3 on its financial statements.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at June 30, 2008 are as follows:

	Payment due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4.3	$1.8	$2.3	$0.2	—
Purchase obligations (2)	12.8	9.1	3.7	—	—
Total	$17.1	$10.9	$6.0	$0.2	—

(1)	Includes leases of office space.
(2)	On June 19, 2008, our Argentine subsidiary offered to participate in a real estate trust, which investment would represent a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. We expect to relocate our office headquarters to this newly acquired office space upon completion of the building, which we expect to occur in the second quarter of 2010. Under the terms of our commitments, the total estimated contractual obligation with the Trust was $10,109,398 which shall be paid within 20 months. As of June 30, 2008, the Argentine subsidiary paid $202,188 to reserve the right to participate in the aforementioned trust. On July 10, 2008, the offer was accepted and the Argentine subsidiary paid $1,819,692 in advance of future due payments. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group.

We do not have long-term debt obligations. We have leases for office space in certain countries in which we operate. These are our only operating leases. Purchase obligation amounts include an obligation in Arias Trust, an Argentine real state trust where we plan to move our headquarters offices, minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

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

Foreign currencies

At June 30, 2008, none of our outstanding debt was denominated in U.S. dollars. In addition, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries also incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency. At June 30, 2008, the total cash and cash equivalents denominated in foreign currencies totaled $12.5 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $39.6 million. To manage exchange rate risk, our treasury policy is to transfer all cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At June 30, 2008, these dollar-denominated cash and cash equivalents and short-term investments totaled $36.9 million. For the six-month period ended June 30, 2008, the cash balances of the subsidiaries held in U.S. dollars resulted in an accrued foreign currency loss, because during this period, the U.S. dollar weakened against many of the foreign currencies of the countries in which we operated, such as the Brazilian real, the Argentine peso, and the Mexican peso.

In addition, if the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies. During the six-month period ended June 30, 2008, 55.5% of our revenues were denominated in Brazilian reais, 13.4% in Argentine pesos and 10.7% in Mexican pesos.

We have estimated that the impact of exchange rate fluctuations on our results of operations for the three-month period ended June 30, 2008 resulted in higher net revenues of approximately $3.4 million, and higher aggregate cost of net revenues and operating expenses of approximately $2.6 million, as compared to the same period in 2007. For net income, we estimated an increase of $0.4 million for the three-month period ended June 30, 2008. This calculation was made taking the average monthly exchange rates for each month in the second quarter of 2007, and applying them to the corresponding months in 2008, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the distribution of net revenues based on geography:

	Six Months ended June 30,
	2008	2007
Brazil	$35.1	$20.5
Argentina	8.5	5.2
Mexico	6.7	4.9
Other countries	13.0	4.8

Total net revenues	$63.3	$35.4

While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, such transactions are expensive. It is unlikely that we will enter into such hedging transactions in the future due to the cost and because it is not possible to accurately predict or completely eliminate the effects of our foreign currency exposure.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from discounting our MercadoPago receivables. At June 30, 2008, MercadoPago funds receivable from customers totaled approximately $36.1 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, commercial paper, investment grade corporate debt securities, bond mutual funds and treasury bills. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of substantially all of these investments, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of June 30, 2008 or interest expenses derived from discounting our MercadaPago receivables.

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

Credit

We invest in high-quality financial instruments, consisting primarily of time deposits, money market funds, commercial paper, investment grade corporate and sovereign debt securities, bond mutual funds and treasury bills, which we believe are subject to limited credit risk. Credit risk is risk due to uncertainty in a counterparty’s ability to meet its financial obligations. For the six-month period ended June 30, 2008, market perception of these risks, together with certain market dislocations, had an adverse effect on the fair value of certain classes of securities, including in some cases, high-quality financial instruments that were not previously viewed as having credit risk, which had a negative impact on the market value of those classes of securities. We seek, however, to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions or classes which we believe have not been affected by the current credit market environment.

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

At June 30, 2008, our total reserves for proceeding-related contingencies were approximately $0.97 million for 316 legal actions against us where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

At June 30, 2008, we had 189 cases in litigation against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, at June 30, 2008 our Brazilian subsidiary had more than 1,380 cases still in litigation in consumer courts, where a lawyer is not required. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our web site, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. We appealed the decision, but the preliminary injunction was not lifted. On August 16, 2007 we presented another appeal to the Superior Court of Justice, in Brasilia. Vintage filed an action requesting a permanent injunction on May 12, 2006, alleging the same facts as alleged in the preliminary injunction request. In September of 2006, a fine of $157,000 was imposed on our Brazilian subsidiaries due to the alleged non-compliance of the preliminary injunction. We filed an appeal to the fine and requested its suspension pending a final adjudication on the merits. In October of 2006, the fine was suspended and on January 23, 2007, the fine was declared null and void. However, because our appeal of the preliminary injunction failed, in March of 2007, Vintage presented new petitions alleging non-compliance of the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against us, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 13, 2006. On July 4, 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When we are officially notified of the amount of the fine, we will present a new appeal against the application of the fine. On July 18, 2007 the judge set a conciliatory hearing for August 1, 2007. We attended the hearing but could not reach an agreement. On September 14, 2007, the judge decided that (i) our Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. The decision maintained the injunction until such ruling is non-appealable. We presented a request that the injunction should be revoked, but it was rejected. Plaintiff presented appeal against the decision on the September 14, 2007 ruling, which appeal was published on December 11, 2007. On January 8, 2008, we presented an appeal to the Court of the State of São Paulo against the decision that maintained the injunction, and, on January 14, 2008, we presented a reply to the appeal filed by the plaintiff. On June 30, our appeal against the decision that maintained the injunction was rejected and we presented another appeal to the same court on July 7, 2008.

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

On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued our Brazilian subsidiary in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on our platform, and as such our Brazilian subsidiary is infringing her intellectual and property rights. Xuxa seeks an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers of copies of this CD and movie was granted to Xuxa. We appealed the injunction on July 2, 2007 and presented our defense on July 6, 2007. On December 17, 2007, both parties filed a joint petition requesting suspension of the process for 60 days until March 10, 2008, due to negotiation of a settlement of the case. On March 10, 2008, both parties presented a joint petition requesting the extension of the suspension term for 30 more days, however, did not reach an agreement to settle the case. Our appeal against the injunction was rejected on July 14, 2008 and we presented another appeal against that decision to the same court on July 18, 2008.

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

On February 29, 2008, Mr. Eduardo Paoletti presented a claim against our Brazilian subsidiary and Banco do Brasil S.A. and Banco Nossa Caixa S.A., in the Forty Second Civil Court of the Central Court of the City of São Paulo. Plaintiff alleges that his personal information was used by third parties to (i) register in our Brazilian web site and (ii) open bank accounts in the aforementioned banks in order to commit fraud against users of our Brazilian web site. Plaintiff alleges that our Brazilian shall be held joint and severally responsible with the other defendants for damages. Mr. Paoletti seeks compensatory and statutory damages estimated for approximately $1.8 million. We were summoned on June 19, 2008 and presented our defense on July 28, 2008.

State of São Paulo Fraud Claim

On June 12, 2007 a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre web site. We were summoned on December 12, 2007 and presented our defense on January 4, 2008.

State of Minas Gerais Fraud Claim

On October 5, 2007, a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre web site. We were summoned on June 30, 2008 and presented our defense on July 25, 2008.

City of São Paulo Tax Claim

On September 13, 2007, we paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to our Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. We had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million. In January 2005, we had moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction, therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. We believe the risk of loss for this period is remote, and as a result, have not reserved provisions for this claim. On August 31, 2007, we presented administrative defenses against the authorities’ claim; however, their response is still pending.

Brazilian National Public Treasury Income Tax Claim

On March 17, 2008, our Brazilian subsidiary received an income tax claim for approximately $198,000 presented by the National Public Treasury of Brazil. The notice claims non-payment by us of income taxes that we believe we paid already, and accordingly, we consider the risk of loss for this claim to be remote. On March 28, 2008, we presented our defense requesting a declaration that no such taxes are due.

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

Item 1A – Risk Factors

In addition to the risk factors disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, set forth in this section are additional risk factors we believe are applicable to our business. The following risk factors update and supercede risk factors in our Annual Report to the extent of any inconsistency.

Internet regulation in the countries where we operate is limited, many legal issues related to e-commerce and the Internet are unresolved and existing and new laws and regulations related to our business could have a material adverse effect on us.

Unlike the United States, none of the countries where we operate have specific laws governing the liability of Internet service providers, such as ourselves, for fraud, intellectual property infringement, other illegal activities committed by individual users or third-party infringing content hosted on a provider’s servers. This legal uncertainty allows for different judges or courts to decide very similar claims in different ways and establish contradictory jurisprudence. Certain judges may decide that Internet service providers are liable to an intellectual property owner for a user’s sale of counterfeit items using our platform, while others may decide that the responsibility lies solely with the offending user. This legal uncertainty allows for rulings against us and could set adverse precedents, which individually or in the aggregate could have a material adverse effect on our business, results of operations and financial condition. In addition, legal uncertainty may negatively affect our clients’ perception and use of our services.

We are not currently subject to direct government regulation in most of the countries where we operate, other than those regulations applicable to businesses and commerce in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The majority of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including imposition of value added or sales taxes collection obligations), advertising, intellectual property rights, consumer protection and information security. If these laws are enacted, they may have negative effects on our business, results of operations and financial condition.

As our activities and the types of goods listed on our web site grow, regulatory agencies or courts may argue or rule that we or our users must either obtain licenses or not be allowed to conduct business in their jurisdiction, either with respect to our services in general or only relating to certain items, such as auctions, real estate and motor vehicles. For example, numerous jurisdictions, including Brazil and Argentina, have regulations regarding “auctions” and “auctioneers” and the handling of property by “secondhand dealers” or “pawnbrokers.” A bill has been proposed in the Brazilian legislature that would specifically apply the auctioneer regulations to on-line auctions. Passage of this law or attempted enforcement of existing laws against us or our users and other regulatory and licensing claims could result in expensive litigation or could require us to change the way we or our users do business. Any changes in our or our users’ business methods could increase costs or reduce revenues or force us to prohibit listings of items in some countries and substantially limit our operations in major markets. We could also be subject to fines or other penalties, and any of these outcomes would harm our business.

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

We are also subject to laws relating to the use, storage and transfer of personally identifiable information about our users, especially financial information. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. If we violate these laws, which in many cases apply not only to third-party transactions but also to transfers of information among ourselves, our subsidiaries, and other parties with which we have commercial relations, we could be subject to significant penalties and negative publicity, which would adversely affect us.

We could face legal and financial liability for the sale of items that infringe on the intellectual property and distribution rights of others and for information disseminated on the MercadoLibre marketplace.

Even though we monitor listings on our web sites, we are not able to detect every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed and/or sold through the MercadoLibre marketplace infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work in coordination and cooperation with the intellectual property rights owners to seek to eliminate allegedly infringing items listed in the MercadoLibre marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we may suspend the account of any user who infringes third-party intellectual property rights. Despite all these measures, an allegation of infringement could result in litigation against us.

Specifically, allegations of infringement of intellectual property rights have already resulted in claims against us from time to time, including litigation in Brazil brought by Cartier International B.V., Montblanc Simplo Gmbh, Richemont International S.A., Puma Sports Ltda., Lacoste do Brasil Indústria e Comrcio Ltda., Sporloisirs S.A., Qix Skateboards Indústria e Comrcio Ltda, Vintage Denim Ltda., Editora COC Empreendimentos Culturais Ltda., Barros Fischer e Associados Ltda., Fallms Distribuição de Fitas Ltda.,

100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Limitada, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensāo e Direito Ltda., Sette Informações Educacionāis Ltda., Serasa S.A. and Botelho Industria e Distribuiçāo Cinematográfica Ltda. While we have been largely successful to date in settling existing claims by agreeing to monitor the brands and have not paid any damages, the current lack of laws regarding the Internet results in great uncertainty as to the outcome of any future claims. Other companies providing similar services as us have also been subject to these types of claims in the United States and other countries. In June 2008, the Paris Court of Commerce ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that eBay, Inc. and eBay International AG were liable for failing to prevent the sale of counterfeit items on its web sites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We cannot assure you that MercadoLibre and MercadoPago will not be subject to similar suits, which could result in substantial awards and costly injunctions against us.

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

In the past, the performance of the economies of Latin American countries has been affected by each country’s political situation. For example, during its crisis in 2001 and 2002, Argentina experienced social and political turmoil, including civil unrest, riots, looting, protests, strikes and street demonstrations which have resulted in significant changes in its general economic policies and regulations. More recently, the Venezuelan and Bolivian administrations have nationalized or announced plans to nationalize certain industries and expropriate certain companies and property, and, in Venezuela, the administration has imposed exchange controls.

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

Governments in Latin America frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved, among other measures, price controls, currency devaluations, capital controls and limits on imports. Our business, financial condition, results of operations and prospects may be adversely affected by changes in government policies or regulations, including such factors as: exchange rates and exchange control policies; inflation rates; interest rates; tariff and inflation control policies; import duties on information technology equipment; liquidity of domestic capital and lending markets; electricity rationing; tax policies, including royalty, tax increases and retroactive tax claims; and other political, diplomatic, social and economic developments in or affecting the countries where we operate. An eventual reduction of foreign investment in any of the countries where we operate may have a negative impact on such country’s economy, affecting interest rates and the ability of companies such as ourselves to access financial markets.

Argentina and other countries in Latin America have experienced adverse economic conditions.

Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Certain countries have experienced severe economic crises, which may still have future effects. For example, in 2001 Argentina defaulted on its sovereign debt due to severe economic turmoil. In the first half of 2005, Argentina restructured part of this sovereign debt. Certain creditors did not agree to the restructuring. Argentina’s past default and its failure to restructure completely its remaining sovereign debt and fully negotiate with the holdout creditors may prevent Argentina from obtaining favorable terms or interest rates when accessing the international capital markets. Litigation initiated by holdout creditors or other parties may result in material judgments against the Argentine government and could result in attachments of or injunctions relating to assets of Argentina that the government intended for other uses. As a result, the government may not have the financial resources necessary to implement reforms and foster growth, which could have a material adverse effect on the country’s economy. In addition, as a result of this economic instability, the Argentine peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future. In August 2008, Standard & Poor’s Inc. downgraded Argentina’s foreign debt rating based upon renewed concerns regarding economic conditions and rising fears of increased inflationary pressures. Such economic turmoil has given rise to significant uncertainties about Argentina’s economic and political future. It is currently unclear whether the economic and political instability experienced over the past several years will continue and it is possible, that despite recent economic growth, Argentina may return to a deeper recession, higher inflation and unemployment and greater social unrest. We conduct significant operations in Argentina, offering both our MercadoLibre marketplace and MercadoPago online payments solution in Argentina and have our corporate headquarters in that country. Argentina is our second leading revenue producing country. As a result, our business is to a very large extent dependent upon the economic additions prevalent in Argentina and adverse economic conditions in that country could have a material adverse affect on our business, financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending June 30, 2008.

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

Item 4 – Submission Of Matters To A Vote Of Security Holders

The Annual Meeting of Stockholders of MercadoLibre, Inc. was held at the offices of Hunton & Williams LLP, 1111 Brickell Avenue, Suite 2500, Suite 2500, Miami, Florida, at 2:00 p.m., local time, on June 9, 2008. Stockholders voted on two proposals, summarized below with the accompanying number of votes in favor, opposed, or abstained.

PROPOSAL No. 1: Election of Class I Directors

CLASS I DIRECTORS:

Name	Votes For	Votes Withheld
Anton J. Levy	25,111,105	62,387
Mario Eduardo Vázquez	25,115,141	58,351
Michael Spence	23,766,460	1,407,032

The required vote for directors was the affirmative vote of a plurality of the votes cast at the annual meeting. As a result of the vote, each of the four nominees for Class I directors was elected. The specified term of the Company’s Class II directors, Martín de los Santos and Nicolás Galperín, is through the Company’s 2009 Annual Meeting and the specified term of the Company’s Class III directors, Marcos Galperín, Emiliano Calemzuk, and Veronica Allende Serra, is through the Company’s 2010 Annual Meeting.

PROPOSAL No. 2: To ratify the selection of Price Waterhouse & Co. S.R.L. as the independent registered public accounting firm of MercadoLibre, Inc. for the fiscal year ended December 31, 2008.

Votes For	Votes Against	Votes Abstained
24,861,027	293,176	19,289

The required vote to ratify the appointment of Price Waterhouse & Co. S.R.L. was the majority of our outstanding common stock present, in person or by proxy, at the annual meeting. As a result of the vote, the selection of Price Waterhouse & Co. S.R.L. was ratified.

Item 6 – Exhibits

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

MERCADOLIBRE, INC.
Registrant

Date: August 13, 2008	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Nicolás Szekasy
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