Form 10-Q
period 2008-09-30
MERCADOLIBRE INC
filed 2008-11-12
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

44,296,621 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 1, 2008.

MERCADOLIBRE, INC.

PART I. FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements

MercadoLibre, Inc.

Condensed Consolidated Balance Sheet

As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$10,403,585	$15,677,407
Short-term investments	20,489,006	52,300,007
Accounts receivable	5,714,806	3,211,252
Funds receivable from customers	34,893,877	29,162,763
Prepaid expenses	793,683	283,477
Deferred tax assets	3,784,991	3,445,101
Other assets	3,035,568	894,163

Total current assets	79,115,516	104,974,170
Non-current assets:
Long-term investments	3,057,065	1,323,789
Property and equipment, net	5,874,868	4,143,204
Goodwill and intangible assets, net	80,592,075	23,428,646
Deferred tax assets	—	269,596
Other assets	485,237	353,395

Total non-current assets	90,009,245	29,518,630
Total assets	$169,124,761	$134,492,800

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,067,876	$9,278,138
Funds payable to customers	18,983,336	16,418,177
Social security payable	5,227,666	3,778,236
Taxes payable	4,748,841	2,493,749
Loans payable	18,497,771	9,713,227
Provisions	1,012,021	69,979

Total current liabilities	66,537,511	41,751,506
Non-current liabilities:
Deferred tax liabilities	2,587,639	—
Other liabilities	1,129,760	1,068,155

Total non-current liabilities	3,717,399	1,068,155
Total liabilities	$70,254,910	$42,819,661

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,296,621 and 44,226,563 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	44,297	44,227
Additional paid-in capital	122,172,907	121,890,138
Accumulated deficit	(23,473,353)	(34,363,917)
Accumulated other comprehensive income	126,000	4,102,691

Total shareholders’ equity	98,869,851	91,673,139

Total liabilities and shareholders’ equity	$169,124,761	$134,492,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Income

For the three- and nine-month periods ended September 30, 2008 and 2007

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net revenues	$103,572,881	$58,232,755	$40,260,643	$22,800,130
Cost of net revenues	(21,075,044)	(12,369,310)	(8,153,862)	(4,882,048)

Gross profit	82,497,837	45,863,445	32,106,781	17,918,082
Operating expenses:
Product and technology development	(5,218,502)	(3,157,033)	(1,744,608)	(1,154,317)
Sales and marketing	(30,905,222)	(19,629,001)	(11,425,168)	(6,982,476)
General and administrative	(18,088,234)	(8,970,232)	(7,261,068)	(3,483,918)
Compensation Cost related to acquisitions (Note 4)	(1,919,870)	—	—	—

Total operating expenses	(56,131,828)	(31,756,266)	(20,430,844)	(11,620,711)

Income from operations	26,366,009	14,107,179	11,675,937	6,297,371

Other income (expenses):
Interest income	1,350,068	872,207	330,139	352,968
Interest expense and other financial charges	(3,453,671)	(1,688,275)	(1,132,524)	(700,631)
Foreign currency loss	(5,689,938)	(1,806,520)	(2,648,584)	(802,348)
Other expenses, net	41,874	(3,006,416)	39,587	(960,358)

Net income before income / asset tax expense	18,614,342	8,478,175	8,264,555	4,187,002

Income / asset tax expense	(7,723,778)	(4,107,628)	(2,388,763)	(1,401,528)

Net income	$10,890,564	$4,370,547	$5,875,792	$2,785,474

Accretion of preferred stock	—	(309,299)	—	(61,860)

Net income available to common shareholders	$10,890,564	$4,061,248	$5,875,792	$2,723,614

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Basic EPS
Basic net income per share	$0.25	$0.10	$0.13	$0.07

Weighted average shares	44,255,985	18,214,978	44,290,540	27,538,652

Diluted EPS
Diluted net income per common share	$0.25	$0.10	$0.13	$0.07

Weighted average shares	44,374,124	18,608,181	44,379,682	27,685,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the nine-month periods ended September 30, 2008 and 2007

				Additional paid-in capital	Preferred stock warrants	Accumulated deficit	Accumulated other comprehensive income	Total
	Comprehensive income	Common stock
		Shares	Amount
Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$—	$(44,054,817)	$500,536	$(40,728,207)

Shares issued in 2000 and 2001 (1)		204,000	2,040	—	—	(2,040)	—	—
Stock options exercised		483,470	4,835	33,744	—	—	—	38,579
Stock-based compensation		—	—	20,434	—	—	—	20,434
Stock-based compensation—restricted shares		—	—	1,977	—	—	—	1,977
Accretion of mandatorily redeemable convertible preferred stock		—	—	(309,299)	—	—	—	(309,299)
Change in par value of common stock		—	(124,690)	124,690	—	—	—	—
Issuance of common stock		3,000,000	3,000	49,570,239	—	—	—	49,573,239
Conversion of mandatorily redeemable convertible preferred stock into common stock		27,187,838	27,188	64,358,656	—	—	—	64,385,844
Reclassification of warrants		—	—	—	4,636,456	—	—	4,636,456
Exercise of warrants		184,273	184	5,386,263	(4,636,456)	—	—	749,991
Net income	4,370,547	—	—	—	—	4,370,547	—	4,370,547
Currency translation adjustment	2,898,994	—	—	—	—	—	2,898,994	2,898,994
Unrealized net gains on investments	69,236	—	—	—	—	—	69,236	69,236
Realized net gain on investments	(225,275)	—	—	—	—	—	(225,275)	(225,275)

Comprehensive income	7,113,502

Balance as of September 30, 2007		44,226,563	$44,227	$121,881,108	$—	$(39,686,310)	$3,243,491	$85,482,516

Stock options exercised		—	—	—	—	—	—	—
Stock-based compensation—stock options		—	—	(4,957)	—	—	—	(4,957)
Stock-based compensation—restricted shares		—	—	13,987	—	—	—	13,987
Net income	5,322,393	—	—	—	—	5,322,393	—	5,322,393
Currency translation adjustment	856,607	—	—	—	—	—	856,607	856,607
Unrealized net gains on investments	84,639	—	—	—	—	—	84,640	84,640
Realized net gain on investments	(82,047)	—	—	—	—	—	(82,047)	(82,047)

Comprehensive income	6,181,592

Balance as of December 31, 2007		44,226,563	$44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

(1)	These shares were issued in 2000 and 2001, but were not recorded until 2007. The amounts are immaterial to revise prior years financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the nine-month periods ended September 30, 2008 and 2007

	Comprehensive income	Common stock		Additional paid-in capital	Preferred stock warrants	Accumulated deficit	Accumulated other comprehensive income	Total
		Shares	Amount
Balance as of December 31, 2007		$44,226,563	$44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

Stock options exercised		70,058	70	64,789	—	—	—	64,859
Stock-based compensation—stock options		—	—	3,684	—	—	—	3,684
Stock-based compensation—restricted shares		—	—	81,875	—	—	—	81,875
Stock -based compensation LTRP		—	—	132,421	—	—	—	132,421
Net income	10,890,564	—	—	—	—	10,890,564	—	10,890,564
Currency translation adjustment	(3,921,915)	—	—	—	—	—	(3,921,915)	(3,921,915)
Unrealized net gains on investments	3,114	—	—	—	—	—	3,114	3,114
Realized net gain on investments	(57,890)	—	—	—	—	—	(57,890)	(57,890)

Comprehensive income	6,913,873

Balance as of September 30, 2008		$44,296,621	$44,297	$122,172,907	$—	$(23,473,353)	$126,000	$98,869,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Cash Flow

For the nine-month periods ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operations:
Net income	$10,890,564	$4,370,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,475,850	1,667,918
Interest expense	(58,484)	—
Realized gains on investments	(1,257,949)	(362,891)
Unrealized losses (gains) on investments	246,050	(244,676)
Stock-based compensation expense - stock options	3,684	20,434
Stock-based compensation expense - restricted shares	81,875	1,977
Stock-based compensation Long Term Retention Plan	352,271	—
Change in fair value of warrants	—	3,045,992
Deferred income taxes	(168,148)	739,893
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	4,782,430	(182,658)
Funds receivable from customers	(8,984,163)	(4,987,925)
Prepaid expenses	(513,844)	(256,525)
Other assets	(1,358,459)	(571,221)
Accounts payable and accrued expenses	7,790,459	2,517,021
Funds payable to customers	4,026,062	2,059,840
Provisions	(540,629)	(295,029)
Other liabilities	(1,696,567)	581,469

Net cash provided by operating activities	16,071,002	8,104,166

Cash flows from investing activities:
Purchase of investments	(59,614,525)	(49,916,141)
Proceeds from sale and maturity of investments	90,593,742	7,610,991
Payment for businesses acquired, net of cash acquired	(39,178,449)	—
Purchase of intangible assets	(58,238)	(47,461)
Purchases of property and equipment	(3,869,309)	(2,061,477)

Net cash used in investing activities	(12,126,779)	(44,414,088)

Cash flows from financing activities:
Increase in short term debt	12,104	2,801,050
Decrease in short term debt	(9,619,856)	—
Loans paid	—	(9,000,000)
Stock options exercised	64,859	38,579
Exercise of warrants	—	749,991
Issuance of common stock	—	49,573,239

Net cash (used in) provided by financing activities	(9,542,893)	44,162,859

Effect of exchange rate changes on cash and cash equivalents	324,848	(459,984)

Net (decrease) increase in cash and cash equivalents	(5,273,822)	7,392,953
Cash and cash equivalents, beginning of the year	15,677,407	7,143,027

Cash and cash equivalents, end of the period	$10,403,585	$14,535,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Cash Flow

For the nine-month periods ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$315,039	$470,706
Cash paid for income taxes	6,945,183	3,463,724

Non-cash financing activities:
Accretion of preferred stock	$—	$309,299
Conversion of mandatorily redeemable convertible preferred stock into common stock	—	64,385,844
Reclassifications of warrants	—	4,636,456

Acquisition of DeRemate and Classified Media Group:
Cash and cash equivalents	$691,632	$—
Funds receivable from customers	117,473	—
Accounts receivable	6,755,668	—
Tax Credits	604,419	—
Other current assets	928,523	—
Non current assets	496,911	—

Total assets acquired	9,594,626	—

Accounts payable and accrued expenses	4,676,259	—
Funds payable to customers	123,089	—
Taxes payable	1,181,607	—
Social security payable	395,112	—
Other liabilities	1,602,269	—
Non current liabilities	14,000	—
Provisions	1,506,447	—

Total liabilities assumed	9,498,783	—

Net assets acquired	95,843	—

Goodwill	52,949,111	—
Trademarks	5,622,188	—
Customer lists	1,227,600	—
Non compete agreement	573,484	—
Deferred income tax on intangible assets	(2,598,145)	—

Total purchase price	57,870,081	—

Cash and cash equivalents acquired	(691,632)	—

Payment for businesses acquired, net of cash acquired	$39,178,449	$—

Seller financing for DeRemate business acquisition	$18,000,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

MercadoLibre, Inc. (the “Company”) is a marketplace manager. The Company’s mission is to build an online marketplace that enables practically anyone to trade almost anything in Latin America, helping to make inefficient markets more efficient.

The Company operates in several reporting segments. The MercadoLibre marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela). The MercadoPago segment includes our regional payments platform consisting of our MercadoPago business available in Brazil, Argentina, Mexico and Other countries (Chile, Colombia, and Venezuela).

Traditional offline marketplaces can be inefficient because they (i) are fragmented and regional, (ii) offer a limited variety and breadth of goods, (iii) have high transaction costs, and (iv) provide buyers with less information upon which they can make decisions. The Company makes these inefficient marketplaces more efficient because (i) its community of users can easily and inexpensively communicate and complete transactions, (ii) its marketplace includes a very wide variety and selection of goods, and (iii) it brings buyers and sellers together for much lower fees than traditional intermediaries. The Company attracts buyers by offering selection, value, convenience and entertainment, and sellers by offering access to broad markets, efficient marketing and distribution costs, ability to maximize prices and opportunity to increase sales.

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

In 2004, the Company introduced an online classified advertisements service platform for motor vehicles, vessels and aircrafts. Buyers usually require a physical inspection of these items or specific types of interactions before completing a transaction, and therefore an online classified advertisements service is better suited for purchase and sales of these types of items than the traditional online purchase and sales method. For these items, buyers can search by make, model, year and price, and sellers can list their phone numbers and receive prospective buyers’ e-mail addresses, in order to allow for instant and direct communication between sellers and potential buyers.

During 2005, the online classified advertisements service platform was expanded to include real estate. Much in the same way as with motor vehicles, vessels and aircrafts, purchases of real estate, require physical inspection of the property and is therefore a business more suited to a classifieds model. For real estate listings, in addition to posting their contact information, individual owners or real estate agents can also upload pictures and videos of the property for sale and include maps of the property’s location and layout.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

During 2006, the Company launched several initiatives to improve its platformand expand its reach. Particularly relevant were the launch of a new platform for eShops, to attract lower rotation items and increase the breadth of products offered, the introduction of user generated information guides for buyers that improve the shopping experience, and the expansion of the online classifieds model by adding a services category. In terms of geographic expansion, the Company launched sites in Costa Rica, the Dominican Republic, and Panama.

In August 2007, the Company successfully completed its initial public offering pursuant to which the Company sold 3,000,000 shares of common stock and certain selling shareholders sold 15,488,762 shares of common stock, resulting in net proceeds for the Company of approximately $49,573,239.

During 2007, the Company also launched a new and improved version of its MercadoPago payments platform in Chile and Colombia as well as in Argentina during 2008. The new MercadoPago, in addition to improving the ease of use and efficiency of payments for marketplace purchases, also allows for payments outside of the Company’s marketplaces. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments for their websites. In this way MercadoPago 3.0 as it has been called is designed to meet the growing demand for Internet based payments systems in Latin America.

As of September 30, 2008, the Company, through its wholly owned-subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year information to conform to current year presentation.

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 98.3% and 98.9% of the consolidated totals during the nine-month periods ended September 30, 2008 and 2007, respectively. Long-lived assets located in the foreign operations totaled $135,389,616 and $38,203,854 as of September 30, 2008 and December 31, 2007, respectively. Cash and cash equivalents as well as short-term investments, totaling $30,892,591 and $67,977,414 at September 30, 2008 and December 31, 2007, respectively, are mainly located in the United States of America.

These unaudited interim financial statements reflect the Company’s consolidated financial position as of September 30, 2008 and December 31, 2007. These statements also show the Company’s consolidated statement of income, its consolidated statement of shareholders’ equity (deficit) and its consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, contained in the Company´s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008. The condensed consolidated statements of income, shareholders’ equity (deficit) and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Taxes on revenues

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $2,342,207 and $1,354,203 for the three-month periods ended September 30, 2008 and 2007, respectively. Taxes on revenues totaled $6,183,290 and $3,399,375 for the nine-month periods ended September 30, 2008 and 2007, respectively.

Income and Asset Taxes

The Company is subject to a recently enacted Mexican business flat tax called “Impuesto Empresarial a Tasa Unica” (“IETU”). The Company pays the higher of IETU or income tax. Although the Company´s Mexican subsidiary had net operating loss carryforward (NOL’s) as of September 30, 2008, it had to pay IETU for the three-month period ended September 30, 2008. Once NOL’s are consumed, the Company expects it will only accrue and pay income tax. The effect of IETU has been included in the income / asset tax expense line for the nine-month period ended September 30, 2008 for approximately $486,014.

The Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, for 10 years.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts, depreciation, amortization, impairment and useful lives of long-lived assets, compensation cost related to cash and share-based compensation and restricted shares, recognition of current and deferred income taxes and contingencies. Actual results could differ from those estimates.

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

2.	Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

3.	Fair Value of Stock Options

On December 27, 2007, the Securities and Exchange Commission issued staff accounting bulletin No. 110 (“SAB No. 110”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

4.	Determination of the useful life of intangible assets

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible” (“FSP 142-3”). Under FSP 142-3, for renewable intangible assets acquired in fiscal years beginning after December 15, 2008, an entity should consider its own historical experience in renewing or extending similar arrangements when developing its assumptions about renewals or extensions used to determine the useful life of an intangible asset; however, these assumptions should be adjusted for the entity specific factors in paragraph 11 of FAS 142. In the absence of that experience, an entity should consider the assumptions that market participants would use about renewals or extensions (consistent with the highest and best use of the asset by market participants), adjusted for the entity specific factors in paragraph 11 of FAS 142. The Company will evaluate the impact of FSP 142-3 on its condensed consolidated financial statements.

5.	Determination of the fair value of financial assets

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No.162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board believes that the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

7.	Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued Financial Standard Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Issue 03-6 provides guidance on share-based payment awards that contain a right to receive dividends declared on the common stock of the issuer that are fully vested. However, in Issue 2(a) the Task Force declined to provide guidance on share-based payment awards that were not fully vested (that is, awards for which the requisite service had not yet been rendered). This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted.

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period.

Net income available to common shareholders is computed by deducting from net income accretion of preferred stock.

The Company’s mandatorily redeemable convertible preferred stock outstanding until August 15, 2007 was a participating security. Accordingly, net income for the three- and nine-month periods ended September 30, 2007 was allocated between common stock and preferred stock under the “two class method” for purposes of computing basic earnings per share.

Subsequent to conversion on August 15, 2007, the common shares issued were included in the weighted average calculation of shares outstanding used for both basic and diluted earnings per share.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Diluted earnings per share for the Company’s common stock assumes the exercise of outstanding stock options under the Company’s stock based employee compensation plans.

For diluted earnings per common share, net income for the three- and nine-month periods ended September 30, 2007, was also allocated between common stock and preferred stock under the “two class method” because assuming that mandatorily redeemable convertible preferred stock is fully converted into common stock would result in the same dilutive effect.

The following table shows how net income is allocated using the two-class method for earnings per common share, for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$5,875,792	$5,875,792	$2,785,474	$2,785,474

Accretion of preferred stock	—	—	(61,860)	(61,860)

Net income available to common shareholders	$5,875,792	$5,875,792	$2,723,614	$2,723,614

Net income available to common shareholders attributable to preferred stock	—	—	(900,128)	(894,939)

Net income available to common shareholders attributable to common stock	$5,875,792	$5,875,792	$1,823,486	$1,828,675

The following table shows how net income is allocated using the two-class method for earnings per common share, for the nine-month periods ended September 30, 2008 and 2007:
	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$10,890,564	$10,890,564	$4,370,547	$4,370,547
Accretion of preferred stock	—	—	(309,299)	(309,299)

Net income available to common shareholders	$10,890,564	$10,890,564	$4,061,248	$4,061,248

Net income available to common shareholders attributable to preferred stock	—	—	(2,249,087)	(2,219,379)

Net income available to common shareholders attributable to common stock	$10,890,564	$10,890,564	$1,812,161	$1,841,869

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Net income per share of common stock is as follows for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income available to common shareholders per common share	$0.13	$0.13	$0.07	$0.07

Numerator:
Net income available to common shareholders	$5,875,792	$5,875,792	$1,823,486	$1,828,675

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,290,540	44,290,540	27,538,652	27,538,652
Adjustment for stock options	—	77,400	—	146,376
Adjustment for restricted shares	—	1,333	—	—
Adjustment for additional shares	—	10,409	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,290,540	44,379,682	27,538,652	27,685,028

Net income per share of common stock is as follows for the nine-month periods ended September 30, 2008 and 2007:
	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income available to common shareholders per common share	$0.25	$0.25	$0.10	$0.10

Numerator:
Net income available to common shareholders	$10,890,564	$10,890,564	$1,812,161	$1,841,869

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,255,985	44,255,985	18,214,978	18,214,978
Adjustment for stock options	—	111,613	—	393,203
Adjustment for restricted shares	—	1,547	—	—
Adjustment for additional shares	—	4,979	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,255,985	44,374,124	18,214,978	18,608,181

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three- and nine-month periods ended September 30, 2008 and 2007, the numbers of anti-dilutive shares are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Anti-dilutive shares
Warrants	—	153,223	—	92,136
Options	—	2,000	—	2,000

	—	155,223	—	94,136

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2008, there were 21,591 non-vested shares granted under the Long Term Retention Plan. Since the performance condition required under the plan has not been met yet, those shares were not considered for purposes of computing earnings per share.

4.	Business Combinations, Goodwill and Intangible Assets

Business Combinations

a)	Classified Media Group, Inc.

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

On the acquisition date, the Company paid in cash for CMG $19,000,000.

The purchase price for the shares of CMG and its subsidiaries was $17,024,380, subject to an escrow to cover unexpected liabilities and working capital adjustments. In addition, acquisition costs amounting to $204,424 which were considered in the purchase price allocation as part of the aggregate purchase price. On May 7, 2008, the Company paid $150,000 related to certain working capital adjustments. On the Closing Date, an aggregate of $1,975,620, was placed into an escrow account for a period of twelve (12) months after the Closing Date, in order to secure the obligations of the former CMG shareholders that remained as managers, pursuant to each of their respective employment agreements.

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

On June 27, 2008, the Company released to the former CMG shareholders $1,919,870 in full satisfaction of the management escrow after deducting the aforementioned discount.

As of September 30, 2008, the compensation expenses related to escrow release were included in “Compensation costs related to acquisitions”, within operating expenses, for a total amount of $1,919,870.

There are no accrued compensation expenses for the three-month period ended September 30, 2008.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of the cash paid in the acquisition:

Purchase Price	$17,024,380
Post-closing working capital adjustments	150,000
Direct cost of the business combination	204,424

Total aggregate purchase price	$17,378,804

Compensation Cost	1,919,870

Total Cash paid	$19,298,674

From the acquisition date in January 2008, the acquired company results of operations have been included in the Company’s income statement.

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

Management of the Company estimates that trademarks have an indefinite lifetime. For that reason, these intangible assets are not amortized but they are subject to an annual impairment test.

The goodwill of $13,037,504 is not expected to be deductible for tax purposes.

b)	DeRemate Operations

On September 5, 2008, the Company completed, through one of its subsidiaries, Hammer.com, LLC, the acquisition of all of the issued and outstanding shares of capital stock of DeRemate.com de Argentina S.A., a company organized under the laws of Argentina (“DR Argentina”), DeRemate.com Chile S.A., a company organized under the laws of Chile (“DR Chile”), Interactivos y Digitales México S.A. de C.V., a company organized under the laws of Mexico (“ID Mexico”) and Compañía de Negocios Interactiva de Colombia E.U., a company organized under the laws of Colombia (“CNI Colombia” and together with DR Argentina, DR Chile, and ID Mexico, the “Acquired Entities”). Also, on September 5, 2008, the Company entered into an asset purchase agreement to acquired certain URLs, domain names, trademarks, databases and intellectual property rights that are used or useful in connection with the online platforms of the Acquired Entities. The Acquired Entities operate online trading platforms in Argentina (www.deremate.com.ar), Chile (www.deremate.cl), Mexico (www.dereto.com.mx) and Colombia (www.dereto.com.co).

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The aggregate purchase price paid by the Company to the Sellers for the shares of capital stock of the Acquired Entities and the related assets was $40,000,000. The Company paid the Sellers $22,000,000 in cash. In addition, on September 5, 2008, the Company issued to the Sellers ten (10) unsecured promissory notes having an aggregate principal amount of $18,000,000, $8,000,000 of which are subject to set-off rights in favor of the Company for working capital adjustments and liabilities relating to the assumption of certain contracts by the Company, $4,000,000 of which are subject to set-off rights in favor of the Company for indemnification obligations of the Sellers and the remaining $6,000,000 are not subject to set-off rights. Each of the promissory notes have a one-year term, bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the third four months and can be prepaid by the Company without penalty. Pursuant to the terms of each promissory note, until the principal amount plus interest is repaid, the Company may not incur indebtedness in excess of $55,000,000 in the aggregate.

The Sellers and certain of their affiliates have also agreed to enter into certain non-compete agreements with the Company for 5 years.

The purchase price allocation, as fully described below, is preliminary pending the final working capital adjustment as defined in purchase agreement.

The Company’s statement of income includes the results of operations of the acquired companies from September 1, 2008.

The following table summarizes the allocation of the cash paid and debt assumed in the acquisition:

Cash paid	$22,000,000
Seller financing	18,000,000
Direct cost of the business combination	491,277

Total aggregate purchase price	$40,491,277

The following table summarizes the purchase price allocation of the Acquired Entities in the transaction (in thousands):

Company Name	Country	Post Acquisition Ownership	Net Tangible Assets / (Liabilities)	Identifiable Intangible Assets	Deferred Tax Liabilities	Goodwill	Aggregate Purchase Price
DeRemate.com de Argentina S.A.	Argentina	100%	$2,830.0	$1,444.1	$(505.4)	$28,492.7	$32,261.4
DeRemate.com Chile S.A.	Chile	100%	(1,969.7)	302.2	(105.8)	7,729.6	$5,956.3
Compañía de Negocios Interactiva de Colombia E.U.	Colombia	100%	(870.6)	25.6	(9.0)	2,271.7	$1,417.7
Interactivos y Digitales México S.A. de C.V.	Mexico	100%	(580.8)	29.2	(10.2)	1,417.7	$855.9

Total			$(591.1)	$1,801.1	$(630.4)	$39,911.7	$40,491.3

Assets acquired and liabilities assumed were valued at their respective carrying amounts adjusted to U.S. GAAP because management of the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and non-compete agreement for a total amount of $1,801,084. Intangible assets associated with customer list and non-compete agreements are amortized over a five year period.

The company recognized a significant amount of goodwill because the acquisition is expected to significantly expand the company’s business in Chile while strengthening the company’s leadership position in Argentina. Management expects significant synergies between both businesses to be realized, mainly through improving the monetization of DeRemate’s gross

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

merchandise volume and by generating efficiencies in operations and technology. As a result, a significant portion of the consideration was based on the expected financial performance and the synergies of the DeRemate business acquired and not the asset value on the books of DeRemate at the time of acquisition.

Goodwill of $39,911,607 is not expected to be deductible for tax purposes.

The results of operations for periods prior to the acquisition for each acquisition, both individually and in the aggregate, were not material to the condensed consolidated statements of operations of the Company and, accordingly, pro forma results of operations have not been presented.

Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	September 30, 2008	December 31, 2007
Indefinite lived assets
- Goodwill	$73,036,320	$23,000,467
- Trademarks	5,556,857	—
Amortizable intangible assets	—	—
- Licenses and others	1,381,017	1,352,945
- Non-compete agreement	1,227,812	731,101
- Customer list	1,740,430	597,257

Total intangible assets	$82,942,436	$25,681,770
Accumulated amortization	(2,350,361)	(2,253,124)

	$80,592,075	$23,428,646

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2008 and the year ended December 31, 2007, are as follows:

	Nine Months Ended September 30, 2008
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,351,542	$—	$—	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467
-Purchase of CMG	—	$—	$—	—	11,442,022	1,595,482	—	$13,037,504
-Purchase of DR Operations	—	$28,492,600	$7,729,639	1,417,674	—	2,271,693	—	$39,911,606
- Effect of exchange rates changes	(922,671)	$(1,051,618)	$(396,370)	(74,143)	—	(473,992)	5,537	$(2,913,257)

Balance, end of the period	$11,428,871	$27,440,982	$7,333,269	$6,242,398	$13,636,502	$5,651,013	$1,303,285	$73,036,320

	Year Ended December 31, 2007
	Marketplaces
	Brazil	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$10,233,062	$4,911,840	$2,194,480	$2,031,895	$1,201,515	$20,572,792
- Effect of exchange rates changes	2,118,480	(12,973)	—	225,935	96,233	2,427,675

Balance, end of the period	$12,351,542	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $82,313 and $92,775 for the three-month periods ended September 30, 2008 and 2007, respectively. Aggregate amortization expense for intangible assets totaled $223,614 and $287,574 for the nine-month periods ended September 30, 2008 and 2007, respectively.

Expected future intangible asset amortization from acquisitions completed as of September 30, 2008 is as follows:

For year ended 12/31/2008 (remaining three month)	$389,980
For year ended 12/31/2009	465,549
For year ended 12/31/2010	394,426
For year ended 12/31/2011	346,037
Thereafter	402,906

$1,998,898

5.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by the management to evaluate Company´s performance, the availability of separate financial information, and overall materiality considerations.

The Marketplace segments include Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela) online marketplaces commerce platforms. The Payments segment is the Company’s regional payments platform consisting of its MercadoPago business in Brazil, Argentina, Mexico, Chile, Colombia, and Venezuela.

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended September 30, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$14,922,939	$5,369,344	$3,560,840	$7,889,132	$31,742,255	$8,518,388	$40,260,643
Direct costs	(10,316,048)	(2,340,884)	(2,023,418)	(4,501,162)	(19,181,512)	(5,020,589)	(24,202,101)

Direct contribution	4,606,891	3,028,460	1,537,422	3,387,970	12,560,743	3,497,799	16,058,542

Operating expenses and indirect costs of net revenues							(4,382,605)

Income from operations							11,675,937

Other income (expenses):
Interest income							330,139
Interest expense and other financial results							(1,132,524)
Foreign exchange							(2,648,584)
Other expenses, net							39,587

Net income before income / asset tax expense							$8,264,555

	Three Months Ended September 30, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$9,735,433	$3,117,546	$2,480,155	$2,809,492	$18,142,626	$4,657,504	$22,800,130
Direct costs	(6,275,225)	(1,488,304)	(1,699,950)	(1,438,725)	(10,902,204)	(2,886,354)	(13,788,558)

Direct contribution	3,460,208	1,629,242	780,205	1,370,767	7,240,422	1,771,150	9,011,572

Operating expenses and indirect costs of net revenues							(2,714,201)

Income from operations							6,297,371

Other income (expenses):
Interest income							352,968
Interest expense and other financial results							(700,631)
Foreign exchange							(802,348)
Other expenses, net							(960,358)

Net income before income / asset tax expense							$4,187,002

	Nine Months Ended September 30, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$40,447,913	$13,147,737	$9,609,505	$20,328,181	$83,533,336	$20,039,545	$103,572,881
Direct costs	(26,239,812)	(6,213,127)	(6,230,842)	(11,256,163)	(49,939,944)	(12,814,364)	(62,754,308)

Direct contribution	14,208,101	6,934,610	3,378,663	9,072,018	33,593,392	7,225,181	40,818,573

Operating expenses and indirect costs of net revenues							(14,452,564)

Income from operations							26,366,009

Other income (expenses):
Interest income							1,350,068
Interest expense and other financial results							(3,453,671)
Foreign exchange							(5,689,938)
Other expenses, net							41,874

Net income before income / asset tax expense							$18,614,342

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Other Countries	Total	Payments	Consolidated
Net revenues	$26,306,517	$7,859,816	$6,917,780	$7,339,954	$48,424,067	$9,808,688	$58,232,755
Direct costs	(16,638,220)	(3,987,398)	(4,498,440)	(4,341,008)	(29,465,066)	(7,502,044)	(36,967,110)

Direct contribution	9,668,297	3,872,418	2,419,340	2,998,946	18,959,001	2,306,644	21,265,645

Operating expenses and indirect costs of net revenues							(7,158,466)

Income from operations							14,107,179

Other income (expenses):
Interest income							872,207
Interest expense and other financial results							(1,688,275)
Foreign exchange							(1,806,520)
Other expenses, net							(3,006,416)

Net income before income / asset tax expense							$8,478,175

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	September 30, 2008	December 31, 2007
US long-lived tangible assets	$2,590,753	$2,091,307

Other countries long-lived tangible assets
Argentina	1,706,051	1,232,998
Brazil	630,162	699,599
Mexico	107,843	30,275
Other countries	840,059	89,025

	$3,284,115	$2,051,897

Total long-lived tangible assets	$5,874,868	$4,143,204

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30, 2008	December 31, 2007
US intangible assets	$45,195	$30,017

Other countries goodwill and intangible assets
Argentina	28,912,591	198,886
Brazil	11,478,011	12,423,659
Mexico	6,327,430	4,957,400
Venezuela	18,587,221	2,216,994
Other countries	15,241,627	3,601,690

	$80,546,880	$23,398,629

Total goodwill and intangible assets	$80,592,075	$23,428,646

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of net revenues based on geography:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Brazil	$57,327,087	$34,110,804	$22,183,814	$13,614,300
Argentina	14,308,603	8,719,291	5,848,000	3,477,587
Mexico	10,720,894	7,661,833	3,974,533	2,743,238
Other countries	21,216,297	7,740,827	8,254,296	2,965,005

Total net revenues	$103,572,881	$58,232,755	$40,260,643	$22,800,130

6.	Fair Value Measurement of Assets and Liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of September 30, 2008:

Description	Balances as of September 30, 2008	Quoted Prices in active markets for identical Assets (Level 1)
Assets
Short-Term Investments
Money Market Funds	$434,722	$434,722

Total Financial Assets	$434,722	$434,722

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of September 30, 2008, the Company did not have any assets or liabilities obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments as the Company’s historical cost basis is not significant.

In addition to the Money Market Funds noted above, the Company had $21,010,151 of short-term and long-term investments at September 30, 2008, which consisted of time deposits, commercial papers, sovereign debt securities and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of September 30, 2008, approximates their fair values.

As of September 30, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. For the nine-month periods ended September 30, 2008 and 2007, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

7.	Compensation Plan for Outside Directors

On September 17, 2007, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted a compensation plan for outside directors. Under the terms of the plan, the outside directors will receive an annual cash retainer fee of $30,000 and an annual grant of restricted Common Stock (“Restricted Shares”).

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

On September 17, 2007, the Company awarded each of the two outside directors 1,000 Restricted Shares for their original grants. On January 24, 2008, the Company awarded a new outside director 600 Restricted Shares for his original grant. On May 6, 2008, the Board also designated a new director and a current director as outside directors, determining to extend the Company’s outside director compensation program to these two directors. On June 9, 2008, the Company awarded each of the two new outside directors 674 Restricted Shares for their original grants.

On the first anniversary of each director’s respective original Restricted Shares grant date, each outside director will receive a grant of additional shares having a value equal to $30,000. On the second anniversary of each director’s respective original Restricted Shares grant date, each outside director will receive a grant of additional shares having a value equal to $40,000.

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

On August 8, 2008, the Board approved additional cash compensation for the Company’s directors who serve as a committee chair or as lead independent director. Under the terms of the plan, effective August 8, 2008, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $15,000, $12,000, $5,000 and $10,000, respectively. The Board also determined that payments of outside director’s cash and stock compensation will coincide with the Company’s annual stockholders’ meeting. As a result, beginning in 2009, the outside director’s cash compensation will be paid out in the second quarter of each year and Restricted Shares issuable to the directors during the relevant year will be issued on the date of the annual stockholder’s meeting

8.	Stock Option and Restricted Shares

Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

Stock Options

Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At September 30, 2008, there were 297,426 shares of Common Stock available for additional awards under the Plan.

Stock-based compensation expense related to stock options for the three- and nine-month periods ended September 30, 2008 and 2007 was allocated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Product and technology development	$575	$1,441	$191	$147
Sales and marketing	$1,282	$3,214	$426	$329
General and administrative	$1,827	$15,779	$607	$6,410

Total	$3,684	$20,434	$1,224	$6,886

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

There was no granting during the year ended December 31, 2007 and the nine-month period ended September 30, 2008.

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

Stock option activity, for the three-month period ended September 30, 2008, was as follows:

	2008
	Number of options	Weighted- average exercise price
Outstanding, beginning of period	80,568	$1.02
Forfeited or expired	—	—
Lapsed	—	—
Exercised	(2,500)	0.80

Outstanding, end of the period	78,068	1.10

Exercisable, end of the period	69,694	$0.95

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Stock option activity, for the nine-month period ended September 30, 2008, was as follows:

	2008
	Number of options	Weighted-average exercise price
Outstanding, beginning of year	144,174	$1.04
Lapsed	—	—
Exercised	(66,106)	0.98

Outstanding, end of the period	78,068	1.10

Exercisable, end of the period	69,694	$0.95

The following table details the outstanding options at September 30, 2008:

September 30, 2008
	Outstanding		Exercisable
Exercise price	Number of options	Weighted-average remaining contractual life (years)	Number of options
$0.01	22,331	4.84	22,331
$0.75	4,330	1.25	4,330
$1.00	20,000	1.32	20,000
$1.50	27,407	6.52	20,595
$3.00	1,000	1.67	1,000
$6.00	3,000	7.84	1,438

	78,068	4.40	69,694

Weighted average Exercise Price
- Options outstanding			$1.10
- Options exercisable			$0.95

Aggregate intrinsic value
- Options outstanding			$1,503,102
- Options exercisable			$1,352,285

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $20.35 as of September 30, 2008 and the exercise price multiplied by the number of options (outstanding and exercisable) as of that date.

Restricted Shares

As mentioned in Note 7, the Company granted awards to its outside directors for 3,948 Restricted Shares. Non-vested shares awarded to employees are measured at their fair value by the grant-date price of the Company’s shares.

Based on the fair value of the Company’s share at the grant date, total compensation cost for the 3,948 Restricted Shares awarded amounted to $149,470. For the three- and nine-month period ended September 30, 2008, the Company recognized $35,546 and $81,875, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), the additional grants for fixed amounts of $30,000 and $40,000 are classified as liabilities in the accompanying consolidated balance sheet. For the three- and nine-month period ended September 30, 2008, the Company recognized $39,409 and $83,609 of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income.

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

During the nine-month period ended September 30, 2008, the Brazilian subsidiary of the Company was sued in 102 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

As of September 30, 2008, 246 legal actions were pending in the Brazilian ordinary courts 7 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda.,and Botelho Indústria e Distribuição Cinematográfica Ltda.) were related to alleged intellectual property infringement. In addition, during the nine-month period ended September 30, 2008, the Brazilian subsidiary of the Company received approximately 1,600 summons of legal actions filed in Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them. As of September 30, 2008, there were more than 1,970 cases still pending in these Brazilian consumer courts.

On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, or Iglesia Mesianica, filed suit against our Argentine subsidiary, MercadoLibre S.A., in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. The complaint was officially notified on April 17, 2008. Iglesia Mesianica alleged in the complaint that the Company’s Argentine subsidiary should be held liable as a result of users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of our website. Iglesia Mesianica seeks monetary damages. The Company presented its defense on May 9, 2008.

On October 5, 2007 a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. The Brazilian subsidiary were summoned on June 30, 2008 and presented its defense on July 25, 2008.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

On February, 29, 2008, Mr. Eduardo Paoletti presented a claim against the Brazilian subsidiary and Banco do Brasil S.A. and Banco Nossa Caixa S.A., in the Forty Second Civil Court of the Central Court of the City of São Paulo. Plaintiff alleges that his personal information was used by third parties to (i) register in the Company’s Brazilian website and (ii) open bank accounts in the aforementioned banks in order to commit fraud against users of the Brazilian website. Plaintiff alleges that the Brazilian subsidiary shall be held joint and severally responsible with the other defendants for damages. Mr. Paoletti seeks compensatory and statutory damages estimated for approximately $1.8 million. The Brazilian subsidiary was summoned on June 19, 2008 and presented its defense on July 28, 2008.

On July 25, 2008, Nike International Ltd. or Nike, requested a preliminary injunction against the Company’s Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina. The subsidiary was officially notified on August 14, 2008. Nike requested the injunction alleging that this subsidiary was infringing Nike’s trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of the Company’s website. A preliminary injunction was granted on August 11, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. The Argentine subsidiary appealed the decision on August 22, 2008.

At September 30, 2008, the Company had established reserves for proceeding-related contingencies of $890,568 to cover 334 legal actions against the Company and $33,155 to cover certain lawsuits against DeRemate Brazil where the Company has determined that a loss is probable. As of September 30, 2008 no loss amount has been accrued over 1,170 legal actions for the aggregate amount up to $3,559,888 because a loss is not considered probable.

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

Litigation after September 30, 2008

After September 30, 2008 and up to the date of issuance of these condensed consolidated financial statements, the Company’s Brazilian subsidiary was sued in 15 other cases in Brazilian ordinary courts and 219 new cases in consumer courts. No loss amount has been accrued in connection with these actions because a loss is not considered probable.

Other contingencies

As of September 30, 2008, the Company had reserved $181,164 against certain tax contingencies, other than income tax, identified in some of its subsidiaries.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Other Commitments

On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 (five) floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. The total estimated contractual obligation of the Company to the Trust is $10,109,398 which will be paid over 20 months. As of September 30, 2008, the Argentine subsidiary has invested $2,343,059 in the aforementioned trust.As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet.

Operating Leases

The Company has leases for office space in the various countries where it operates. Total rental expense amounted to approximately $420,867 and $281,518 for the three-month period ended September 30, 2008 and 2007, respectively. Total rental expense amounted to approximately $1,218,974 and $686,095 for the nine-month period ended September 30, 2008 and 2007, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2008 (remaining three months)	$448,722
For the year ended December 31, 2009	1,628,380
For the year ended December 31, 2010	1,145,656
For the year ended December 31, 2011	545,313
Thereafter	24,882

$3,792,953

Employment Contracts

Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $1,085,000 per year, a performance based estimated bonus aggregating to approximately $975,000 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.

10.	Long Term Retention Plan

On August 8, 2008, the Board of Directors approved an employee retention program that will be payable 50% in cash and 50% in shares, in addition to the annual salary and bonus of certain executives. Payments will be made in the first quarter on annual basis according to the following vesting schedule:

•	Year 1 (2008): 17%

•	Year 2 (2009): 22%

•	Year 3 (2010): 27%

•	Year 4 (2011): 34%

In addition, the Long Term Retention Plan (“LTRP”) has a performance condition to be achieved in year one and also requires the employee to stay in the Company at the payment day. The compensation cost is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The total compensation cost of the LTRP amounts to approximately $2.1 million including cash and shares. The 21,591 shares granted were valued at the grant date fair value of the shares. As of September 30, 2008, the related accrued compensation expense was $352,271.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A – Risk Factors” in Part II of this report and “Item 1A – Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 as supplemented by our Quarterly report on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on August 13, 2008. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and our unaudited condensed consolidated financial statements and related notes in Item 1 of Part I of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material, that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “company”) hosts the largest online commerce platform in Latin America focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms to buy, sell, pay for and collect on e-commerce transactions effectively and efficiently. With a population of over 550 million people and a region with one of the fastest-growing Internet penetration rates, we provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community. We offer technological and commercial solutions that seek to address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

In August 2007, we successfully completed our initial public offering through which 16,077,185 shares of our common stock were sold at a initial public offering price of $18.00 per share less an underwriting discount of 4.5%. Out of that total, 2,608,696 shares of common stock were sold by us and 13,468,489 were sold by selling shareholders. We, along with certain shareholders, granted to the underwriters an option, exercisable for 30 days from August 9, 2007, to purchase up to 2,411,577 additional shares at the public offering price less the underwriting discount. The option was exercised in full, and of that total, an additional 391,304 shares were sold by us and 2,020,273 were sold by the selling shareholders.

We operate in several reporting segments. The MercadoLibre marketplace segments are the online marketplace commerce platforms in each of Brazil, Argentina, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Uruguay and Venezuela). The MercadoPago segment consisting of our MercadoPago business is our regional payments platform available in each of Brazil, Argentina, Mexico and Chile, Colombia, and Venezuela.

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

•

The MercadoPago online payments solution: To complement the MercadoLibre marketplace, we developed MercadoPago, which we sometimes refer to as our Payments business, an integrated online payments solution. MercadoPago is designed to facilitate transactions on the MercadoLibre marketplace and off our marketplace in certain markets, by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online.

Recent Developments

On August 8, 2008 the Board of Directors approved a four year employee retention program which will be payable 50% in cash and 50% in shares. The vesting schedule will be the following:

•	Year One – Paid on or before March 31, 2009: 17% (8.5% in cash and 8.5% in common stock);

•	Year Two – Paid on or before March 31, 2010: 22% (11% in cash and 11% in common stock);

•	Year Three – Paid on or before March 31, 2011: 27% (13.5% in cash and 13.5% in common stock); and

•	Year Four – Paid on or before March 31, 2012: 34% (17% in cash and 17% in common stock).

In addition, the Long Term Retention Plan (“LTRP”) has a performance condition to be achieved in year one and also requires the employee to remain in the Company at the payment date. The compensation cost is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment date.

The total compensation cost of the LTRP amounts to approximately $2.1 million considering that the shares granted were valued at the grant date fair value of the shares. As of September 30, 2008, the related accrued compensation expense was $352,271.

On August 8, 2008, the Board of Directors approved additional cash compensation for our directors that serve as a committee chair or as lead independent director. Under the terms of the plan, effective August 8, 2008, the Chair of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $15,000, $12,000, $5,000 and $10,000, respectively. The Board also determined that outside director compensation dates should coincide with our annual stockholders’ meeting. As a result, beginning in 2009, outside director compensation will be paid out in the second quarter of each year.

On September 5, 2008, we completed, through one of our wholly-owned subsidiary, Hammer.com LLC, our previously announced acquisition of all of the issued and outstanding shares of capital stock of DeRemate.com de Argentina S.A., a company organized under the laws of Argentina (“DR Argentina”), DeRemate.com Chile S.A., a company organized under the laws of Chile (“DR Chile”), Interactivos y Digitales México S.A. de C.V., a company organized under the laws of Mexico (“ID Mexico”) and Compañía de Negocios Interactiva de Colombia E.U., a company organized under the laws of Colombia (“CNI Colombia” and together with

DR Argentina, DR Chile, ID Mexico and CNI Colombia, the “Acquired Entities”). We completed the stock purchase from Hispanoamerican Educational Investments BV, a corporation organized under the laws of Holland (“HEI”) and S.A. La Nación, a company organized under the laws of Argentina (“SALN” and together with HEI, the “Sellers”). The Acquired Entities operate online trading platforms in Argentina (www.deremate.com.ar), Chile (www.deremate.cl), Mexico (www.dereto.com.mx) and Colombia (www.dereto.com.co).

The aggregate purchase price paid by us to the Sellers for the shares of capital stock of the Acquired Entities was $37.6 million. On the closing date, we paid the Sellers $19.6 million in cash. In addition, we issued to HEI ten (10) unsecured promissory notes having an aggregate principal amount of $18.0 million, $8.0 million of which is subject to set-off rights in our favor for working capital adjustments and liabilities relating to the assumption of certain contracts by us, $4.0 million of which is subject to set-off rights in our favor for indemnification obligations of the Sellers and the remaining $6.0 million without set-off rights. Each of the promissory notes has a one-year term, bears interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the third four months and can be prepaid by us without penalty. Pursuant to the terms of each promissory note, until the principal amount plus interest is repaid, we may not incur indebtedness in excess of $55.0 million in the aggregate.

We also completed the purchase of certain URLs, domain names, trademarks, databases and intellectual property rights that are used or useful in connection with the online platforms of the Acquired Entities. The aggregate purchase price paid by us to Intangible Assets LLC, a Delaware limited liability company (“IA”), an affiliate of the Sellers, pursuant to the asset purchase agreement was $2.4 million in cash. The set-off rights in our favor for indemnification obligations of the Sellers under the stock purchase agreement also secure the indemnification obligations of IA under the asset purchase agreement.

On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided in 5 (five) floors and 70 parking spaces, where we plan to move our headquarters and Argentine operation offices. Our total estimated contractual obligation to the real estate trust is $10,109,398 which will be paid over 20 months. As of September 30, 2008, our Argentine subsidiary has invested $2,343,059 in the aforementioned trust which represents an undivided interest for more than 20% of the total amount of the real estate trust. This investment is accounted for under the equity method and it is classified as Long-Term Investments in the Balance Sheet. We expect this investment to decrease our aggregate rental space over time.

Principal trends

Growth in net revenue over comparable periods from year to year

Since our inception, we have consistently generated revenue growth from the MercadoLibre marketplace and MercadoPago, driven by the strong growth of our key operational metrics. Our net revenues for the three-month period ended September 30, 2008, as compared to the same period for 2007, increased by 75.0% and 82.9% for the MercadoLibre marketplace and MercadoPago payments platform, respectively. As our business grows, we expect that this year-to-year rate of increase of net revenues and the related operational metrics, will decline.

Increased diversification of revenues.

We have grown revenues from our Payments business at a faster rate than revenues from our Marketplace business, and anticipate this trend to continue. For the three-month period ended September 30, 2008 and 2007, payments represented 21.2% and 20.4%, of net revenues, respectively.

Gross profit margins

Our business has generated sustained high gross profit margins over time, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues. These gross profit margins were 79.7% for the three month period ended September 30, 2008 as compared to 78.6% for the same period in 2007. This variation is attributable to increased economies of scale in customer service, Internet Service Provider (“ISP”) connectivity and site operations, as well as improved economic terms obtained from payment processors that more than offset a faster rate of increase of our lower gross profit margin Payments business. We expect that cost of net revenues could increase as a percentage of net revenues as revenues related to our Payments business grow faster relative to our marketplace business revenues. If these increased costs are not offset by improved economies of scale, gross profit margins will decline in the future.

Improving operating income margins

We have generated and expect to continue to generate economies of scale in operating expenses. For the three-month period ended September 30, 2008, our operating income margins, defined as income from operations as a percentage of net revenues, increased from 27.6% in 2007, to 29.0% during the same period in 2008.

For the three-month period ended September 30, 2008, operating expenses increased at a lower rate than our net revenues, from 51.0% during the same period in 2007 to 50.7% in 2008. For the three-month period ended September 30, 2008, our operating income margins improved to 29.0%, driven by the impact of these economies of scale and by improvements in gross profit margins. We anticipate, however, that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it may become increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.

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

We generate revenues from our MercadoPago payments segment by charging users a commission that we recognize once the transaction is completed and a financial charge when the client elects to pay in installments. For the transactions where we finance the extended payment terms internally rather than by discounting receivables or incurring financial debt, the financial charge is recognized over the life of the financing for payments in installments. During the three-month period ended September 30, 2008, commission and financial charges averaged 6.8% and 3.6%, respectively, of the payment amount made by the user through the system.

Our MercadoLibre marketplace is available in 12 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and our MercadoPago Payments platform is available in 6 countries (Argentina, Brazil, Mexico, Venezuela, Colombia and Chile). The functional currency in each country’s operations is the local currency. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 5.8% of net revenues for the three-month period ended September 30, 2008.

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

We carry out the vast majority of our marketing efforts on the Internet. In that context, we enter in agreements with portals, search engines, ad networks and other sites that seek to attract Internet users to the MercadoLibre marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we invest a portion of our marketing budget on cable television advertising, in order to improve our brand awareness and to complement our online efforts.

We also work intensively on attracting, developing and growing sellers through our supply generation efforts. We have dedicated professionals in most of our operations that work with sellers through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.

General and administrative

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for our outside directors, long term retention plan compensation and expenses for legal, accounting and other professional services, insurance, office space, travel and business expenses, as well as depreciation and amortization costs. General and administrative expenses include the costs of the following areas of our company: general management, finance, administration, accounting, legal and human resources.

Compensation Cost related to acquisitions

As part of our acquisition of Classified Media Group, Inc. (“CMG”) which closed in the first quarter of 2008, we entered into a management escrow agreement to secure the obligations of the CMG shareholders that remained as managers. We accrued those compensation expenses as operating expenses, instead of considering them part of the purchase price, following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See note 4 to our unaudited condensed consolidated financial statements included in this report).

Other income (expenses)

Other income (expenses) consists of interest expense and other financial charges derived mainly from the financing of certain working capital requirements of our Payments business operations in Brazil, certain taxes on financial transactions, interest income derived primarily from our short-term investments and cash equivalents, foreign currency gains or losses, and other non-operating results.

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

We believe that the accounting estimate related to impairment of long lived assets and goodwill is a critical accounting estimate because it is highly susceptible to change from period to period because: (i) it requires management to make assumptions about gross merchandise volume growth, future interest rates, sales and costs; and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income would be material. Management’s assumptions about future sales and future costs require significant judgment.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report. We believe that we have meritorious defenses for, and will accordingly defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs in any of the pending litigation matters were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At September 30, 2008, we had a valuation allowance on certain foreign and domestic net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our condensed consolidated statement of income.

Results of operations for the three-month period ended September 30, 2008 compared to three-month period ended September 30, 2007 and the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007.

The selected financial data for the three- and nine- month periods ended September 30, 2008 and 2007 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three- and nine- month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Statement of income data (In millions)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net revenues	$103.6	$58.2	$40.3	$22.8
Cost of net revenues	(21.1)	(12.4)	(8.2)	(4.9)

Gross profit	82.5	45.9	32.1	17.9

Operating expenses:

Product and technology development	(5.2)	(3.2)	(1.7)	(1.2)
Sales and marketing	(30.9)	(19.6)	(11.4)	(7.0)
General and administrative	(18.1)	(9.0)	(7.3)	(3.5)
Compensation Cost related to acquisitions	(1.9)	—	—	—

Total operating expenses	(56.1)	(31.8)	(20.4)	(11.6)

Income from operations	26.4	14.1	11.7	6.3

Other income (expenses):
Interest income	1.4	0.9	0.3	0.4
Interest expense and other financial charges	(3.5)	(1.7)	(1.1)	(0.7)
Foreign currency loss	(5.7)	(1.8)	(2.6)	(0.8)
Other expenses, net	—	(3.0)	—	(1.0)

Net income before income / asset tax expense	18.6	8.5	8.3	4.2

Income / asset tax expense	(7.7)	(4.1)	(2.4)	(1.4)

Net income	$10.9	$4.4	$5.9	$2.8

Accretion of preferred stock	—	(0.3)	—	(0.1)

Net income available to common shareholders	$10.9	$4.1	$5.9	$2.7

Other Data

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Number of confirmed registered users at end of the period [1]	32.0	23.3	32.0	23.3
Number of confirmed new registered users during the period [2]	7.1	5.1	3.9	1.7
Gross merchandise volume [3]	1,555.2	1,050.5	590.1	394.9
Number of successful items sold [4]	15.3	12.8	5.6	4.6
Total payment volume [5]	200.6	101.2	81.5	43.6
Capital expenditures	61.1	2.7	60.3	0.7
Depreciation and Amortization	2.5	1.7	1.0	0.6

1	-	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.
2	-	Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration. As of September 30, 2008 the number of confirmed new registered users includes 2.2 million coming from the DeRemate integration.
3	-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motors, real estate and services.
4	-	Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.
5	-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

Net revenues

Net revenues were $40.3 million for the three-month period ended September 30, 2008, an increase of $17.5 million, or 76.6%, from net revenues of $22.8 million for the same period in 2007. This increase was attributable to a 75.0% increase in revenues derived from our MercadoLibre marketplace, from $18.1 million for the three-month period ended September 30, 2007 to $31.7 million for the same period in 2008 and to an 82.9% increase in revenues derived from MercadoPago, from $4.7 million for the three-month ended September 30, 2007 to $8.5 million for the same period in 2008.

Growth in MercadoLibre marketplace revenues resulted principally from a 49.4% increase in the gross merchandise volume transacted through our platform, and from an increase in our take rate, defined as marketplace revenues as a percentage of gross merchandise volume, from 4.6% to 5.4%, for the three-month period ended September 30, 2008, compared to the same period in 2007. The growth in MercadoPago revenues for the three-month ended September 30, 2008 resulted principally from 87.0% increase in the total payments volume completed on our MercadoPago payments platform. In the same periods, our take rate, defined as payments revenues as a percentage of total payment volume, decreased from 10.7% to 10.5%, driven by an increased funding of MercadoPago working capital with cash provided by marketplace operating activities, rather than by discounting receivables or by incurring financial debt (see “Description of Line items: Net Revenue” section for an explanation on how revenues are recorded for MercadoPago installments).

Net revenues for the nine-month period ended September 30, 2008 were $103.6 million, a $45.3 million, or 77.9%, increase over the same period in 2007. This growth was the result of 72.5% growth in the MercadoLibre marketplace revenues, from $48.4 million for the first nine-months of 2007 to $83.5 million for the same period in 2008, and a 104.3% growth in MercadoPago revenues, from $9.8 million for the nine-month ended September 30, 2007 to $20.0 million for the same period in 2008.

On a segment basis, for the three-month period ended September 30, 2008 net revenue increased by $17.5 million compared to the same period in 2007, primarily due to increases of $5.2 million, or 53.3% in our Marketplace segment in Brazil, $2.3 million, or 72.2% in our Marketplace in Argentina, $1.1 million, or 43.6% in our Marketplace in Mexico, $5.1 million or 180.8% from our Marketplace in all other countries and $3.9 million, or 82.9% from our MercadoPago payments platform.

For the nine-month period ended September 30, 2008, net revenue increased by $45.3 million compared to the same period in 2007. This increase was primarily attributable to an increase of $14.1 million, or 53.8% in net revenues in our Marketplace Brazil, an increase of $5.3 million, or 67.3% in net revenues in our Marketplace in Argentina, an increase of $2.7 million, or 38.9% in net revenues in our Marketplace in Mexico, a combined growth of $13.0 million or 177.0%, for our Marketplace in all other countries, and an increase of $10.2 million, or 104.3% in net revenues for MercadoPago.

Based on geography, for the three-month period ended September 30, 2008 the net revenue increase of $17.5 million over the same period in 2007, can primarily be attributed to increases of $8.6 million, or 62.9% in Brazil, $2.4 million, or 68.2% in Argentina, $1.2 million, or 44.9% in Mexico, and $5.3 million or 178.4% in all other countries.

For the nine-month period ended September 30, 2008, revenue growth by geography compared to the same period in 2007 was attributable primarily to an increase of $23.2 million, or 68.1% in net revenues in Brazil, an increase of $5.6 million, or 64.1% in Argentina, an increase of $3.1 million, or 39.9% in Mexico, and a combined growth of $13.5 million or 174.1% in all other countries.

Cost of net revenues

Cost of net revenues was $8.2 million and $21.1 million for the three- and nine-month period ended September 30, 2008, respectively, an increase of 67.0% and 70.4% from cost of net revenues for the same periods in 2007. Cost of net revenues improved to 20.3% of net revenues for the three-month period ended September 30, 2008 from 21.4% for the same period in 2007 and to 20.3% of net revenues for the nine-month period ended September 30, 2008 from 21.2% compared to the same period in 2007. These increases were primarily attributable to additional billing and collections costs, sales taxes, and customer support expenditures.

Billing and collections fees increased by $1.3 million, or 59.8% for the three-month period ended September 30, 2008 compared to the same period in 2007 or by $3.6 million, or 72.8%, for the first nine-months of 2008 compared to 2007. Sales taxes on our net revenues increased by $1.0 million, or 73.0%, and $2.8 million, or 81.9%, for the three and nine-month period ended September 30, 2008, respectively, compared to the same period for 2007. Expenditures relating to our in-house customer support operations grew in the amount of $0.6 million, an increase of 55.8% compared to the three-month period ended September 30, 2007 or 41.4% and $1.3 million, compared to the nine-month period ended September 30, 2007, mostly driven by an increase in compensation costs, investments in improved service and initiatives to combat fraud, illegal items and fee evasion.

Product and technology development

Product and technology development expenses were $1.7 million for the three-month period ended September 30, 2008, an increase of $0.5 million, or 51.1%, from $1.2 million for the same period in 2007. For the nine-month period ended September 30, 2008 these expenses were $5.2 million, representing an increase of $2.1 million, or 65.3%, over the same period in 2007. Product and technology development expenses as a percentage of net revenues were 4.3% for the three-month period ended September 30, 2008 from 5.1% of net revenues for the same period in 2007, and 5.0% of net revenues for the nine-month period ended September 30, 2008, from 5.4% for the same period in 2007.

The growth in product and technology development expenses was primarily attributable to an increase in compensation costs of 77.2% and 92.2% for the three and nine-month periods ended September 30, 2008, respectively, over the same periods for 2007. These added compensation expenses, were primarily related to the addition of engineers and to a lesser extent related to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our trading platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in added engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

Sales and marketing expenses were $11.4 million for the three-month period ended September 30, 2008, an increase of $4.4 million, or 63.6%, from $7.0 million over the same period in 2007. For the nine-month period ended September 30, 2008, sales and marketing expenses were $30.9 million, an increase of $11.3 million, or 57.4%, over the same period in 2007. Sales and marketing expenses represented 28.4% of our net revenues for the three-month period ended September 30, 2008, and 29.8% of net revenues for the nine-month period ended September 30, 2008, down from 30.6% and 33.7% for the same three and nine-month periods in 2007.

The growth in sales and marketing expenses resulted primarily from our increased expenditures in online advertising programs in the amount of $1.9 million, a 48.4% increase over the three-month period ended September 30, 2007, and of $5.0 million, a 47.0% over the nine-month periods ended September 30, 2007. Online advertising represented 14.6% and 15.2% of our net revenues in the three and nine-month period ended September 30, 2008, respectively, down from 17.4% and 18.4% for the same periods in 2007. Sales and marketing expenses also grew from 2007 to 2008 due to an increase in compensation costs in the amount of $1.0 million, or 121.6%, for the three-month period ended September 30, 2008, and $2.4 million, or 105.5%, for the nine-month period ended September 30, 2008, driven by additional headcount of the Company, the incorporation of CMG employees, and increased salaries to retain talent. Additionally, bad debt charges increased $1.3 million or 90.7% for the three-month period ended September 30, 2008 when compared to the same period in 2007 and increased by $2.8 million or 61.1% for the nine-months ended September 30, 2008 when compared to the same period in 2007. Bad debt charges for the three and nine-month period ended September 30, 2008, represented 6.8% and 7.2% of net revenues, respectively, versus 6.3% and 7.9% respectively, for the same periods in 2007.

General and administrative

Our general and administrative expenses were $7.3 million for the three-month period ended September 30, 2008, an increase of $3.8 million, or 108.4%, over the same period in 2007, and $18.1 million for the nine-month period ended September 30, 2008, an increase of $9.1 million, or 101.6%, over the same period in 2007. As a percentage of net revenues, our general and administrative expenses were 18.0% for the three-month period ended September 30, 2008, from 15.3% for the same period in 2007, and 17.5% for the nine-months ended September 30, 2008 compared to 15.4% for the same period in 2007.

The major component that drove growth in general and administrative expenses over the comparable periods in 2007 was $1.6 million in increased compensation costs during the three-month period ended September 30, 2008, a 99.6% rate of growth and a $4.0 million increase in compensation costs, or a 94.6% rate of growth, during the nine-month period ended September 30, 2008. These added compensation costs primarily went into hiring additional employees to support our growing business and public company requirements, increases in salaries to retain talent, long term retention plan compensation costs, compensation for outside directors and the incorporation of CMG employees. Additionally, outside service fees grew $1.1 million, or 117.3%, for the three-month period ended September 30, 2008 when compared to the same period in 2007, and $2.8 million, or 119.2%, for the nine-months ended September 30, 2008 when compared to the same period in 2007, due to increased legal expenses and other costs associated with being a publicly traded company, and expenses related to the follow-on offering that was withdrawn in March, 2008.

Compensation Cost related to acquisitions

As part of the $19.0 million acquisition of CMG, which closed in the first quarter of 2008, $2.0 million of the purchase price was placed into an escrow account for twelve months in order to secure the obligations of the shareholders that remained as managers. On June 27, 2008, we released to the former shareholders $ 1.9 million of the total Management Escrow Agreement, in exchange for a discount, which were totally accrued in the first half of 2008. The compensation expense was recorded as operating expenses, instead of considering them part of the purchase price, following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See note 4 to our unaudited condensed consolidated financial statements included in this report). There is no expense related to compensation cost for the three-month period ended September 30, 2008.

Other income (expenses)

Our other expenses were $3.4 million for the three-month period ended September 30, 2008, an increase of $1.3 million from other expenses of $2.1 million for the same period in 2007. For the nine-month period ended September 30, 2008 other expenses were $7.8 million, an increase of $2.2 million from $5.6 million during the same period in 2007.

The growth during the three-month period ended September 30, 2008 was primarily a result of foreign currency losses of $2.6 million for the three-month period ended September 30, 2008, an increase of $1.8 million from foreign currency losses of $0.8 million for the same period in 2007. This increase was primarily due to the cost of transferring funds from Venezuela to other countries of $3.2 million, offset by gains in Brazil ($0.2) million, Mexico ($0.2) million and Argentina ($0.4) million due to the impact of the currency depreciation on the cash balances held by those subsidiaries in U.S. dollars. In addition, these expenses also grew due to an increase in interest expense and other financial charges from $0.7 million in the three-month period ended September 30, 2007 to $1.1 million in the same period of 2008, derived from an increase of $0.4 million in interest expenses from $0.4 million to $0.8 million, as a result of financing incurred to fund working capital needs in our Payments operations in Brazil. As of September 30, 2008, total interest expense regarding working capital requirement of our MercadoPago operations has been recorded as interest expense and not as cost of net revenues. In the three-month period ended September 30, 2007, interest expenses of $0.3 million, have been reclassified for comparison purposes to current year’s presentation. The foreign currency losses and interest expenses were partially offset by $1.0 million of accrued expenses related to the fair value of warrants that were recorded for the three-month period ended September 30, 2007, versus no impact for this item for the three-month period ended September 30, 2008.

For the nine-month period ended September 30, 2008, the increase in other expenses was also primarily attributable to $5.7 million in foreign currency loss, an increase of $3.9 million from $1.8 million for the same period in 2007, generated mostly in Venezuela by an increase of $3.5 million to $4.8 million as we transferred funds out of the country. In addition, other expenses increased by $1.8 million in interest expense and other financial charges from $1.7 million for the same period in 2007, driven mainly by financing incurred to fund working capital needs in our Payments operations in Brazil. These charges were partially offset by a decrease of $3.0 million related to the fair value of warrants that were recorded for the nine-month period ended September 30, 2007, versus no impact for this item for the nine-month period ended September 30, 2008, and by a $0.5 million increase in interest income, from $0.9 million for the nine-month period ended September 30, 2007, to $1.4 million during the same period in 2008.

Income and asset tax

Our reported income and asset tax expense for the three-month period ended September 30, 2008 was $2.4 million compared to a reported tax expense of $1.4 million for the same period in 2007, an increase of $1.0 million, or 70.4%. For the nine-month period ended September 30, 2008 reported tax expense was $7.7 million compared to $4.1 million for the same period in 2007, an increase of $3.6 million, or 88.0%. Our blended tax rate, defined as income and asset tax expense as a percentage of income before income and asset tax, was 28.9% and 41.5% for the three and nine-month period ended September 30, 2008, respectively, and 33.5% and 48.4% for the three and nine-month periods ended September 30, 2007.

The improvement during the nine-month period ended September 30, 2008 in the blended tax rate was driven in part by the impact in the same period of 2007 of the expense described above (See “Other income (expenses)”) related to the fair value of warrants, because this charge reduced pre-tax income, but the related tax credit had a full valuation allowance. There was no tax impact related to this item in 2008. In addition, the blended tax rate improved due to a lower tax rate in Argentina beginning in 2008, as we are a beneficiary of a software development law (that provides for a relief of 60% of total income tax determined in each year, for 10 years) and due to some tax efficiencies obtained through our tax planning strategy. These year-over-year improvements were partially offset by certain impacts in the nine month period ended September 30, 2008, such as $ 0.5 million of a new Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)”, which affects our Mexican operations, by $0.5 million of foreign exchange losses in Venezuela that were not deductible, and by the impact of $ 1.9 million of accrued compensation expenses following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See “Compensation Cost related to acquisitions” above), because this charge reduced pre-tax income, but the related tax credit had a full valuation allowance.

Our effective income tax rate, defined as the provision for income taxes as a percentage of pre tax income, was 37.1% and 38.4% for the three and nine-month period ended September 30, 2008, respectively, compared to 38.2% and 40.9% for the three and nine-month period ended September 30, 2007. The effective income tax rate excludes the effects of the deferred income tax, and of the “IETU” tax.

Liquidity and Capital Resources

Our main cash requirement is working capital to fund MercadoPago. We also require cash for capital expenditures relating to technology infrastructure, software applications and office space. Since our inception, we funded our operations primarily through contributions received from our stockholders obtained during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables, and through cash advances derived from our MercadoLibre marketplace business.

At September 30, 2008, our principal source of liquidity was $30.9 million of cash and cash equivalents, and short-term investments, provided by the net proceeds of our initial public offering as well as cash generated from operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As MercadoPago grows as a percentage of total revenues we anticipate increased working capital needs. Thus far we have funded these needs through a combination of cash advances from our marketplace business, discounting credit card receivables and loans backed by these credit card receivables.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months ended September 30,
(In millions)	2008	2007
	(Unaudited)
Net Cash provided by (used in):
Operating activities	$16.1	$8.1
Investment activities	(12.1)	(44.4)
Financing activities	(9.5)	44.2
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.5)

Net decrease in cash and cash equivalents	$(5.3)	$7.4

Net cash provided by operating activities

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities. Our net cash from operating activities was $16.1 million for the nine-month period ended September 30, 2008 as compared to $8.1 million for the same period in 2007, an increase of $8.0 million or 98.3%. This improvement was mainly a result of an increase in net income of $6.5 million to $10.9 million for the nine-month period ended September 30, 2008 when compared to $4.4 million for the same period in 2007. Net cash provided by operating activities during the nine-month period ended September 30, 2008 also grew by $5.3 million versus the same period of 2007 as a consequence of increases in accounts payable to $7.8 million and $5.0 million as a consequence of decreases in accounts receivables to $4.8 million.

These increases in cash provided by operations were partially offset by a decrease of $2.0 million in working capital in our Payments segment, from $(2.9) million for the nine-month period ended September 30, 2007 to $(4.9) million for the same period in 2008, derived mostly from funds receivable from customers growing to $9.0 million. Also affecting cash provided by operations were the increase in other liabilities of $ 2.3 million, the decrease in non-cash charges to earnings such as changes in fair value of warrants during the nine-months ended September 30, 2007 of $3.0 million, and the impacts of realized gains on investments of $0.9 million and deferred income taxes of $0.9 million.

Net cash used in investing activities

Net cash used in investing activities was $(12.1) million for the nine-month period ended September 30, 2008 compared to $(44.4) million during the same period in 2007. Net cash used in investing activities resulted mainly from purchases of investments for $59.6 million which includes $2.3 million for our real estate investment in the Arias trust and due to payments for CMG and DeRemate acquisitions, net of cash acquired for $ 39.2 million.

The purchase of DeRemate, includes the fair value of the assets and liabilities acquired of $(0.6) million, customer lists and non-compete agreement net of tax of $1.2 million and goodwill of $39.9 million and the purchase of 100% of the issued and outstanding shares of capital stock of CMG which includes the fair value of the assets and liabilities acquired of $0.7 million, trademarks of $5.6 million and goodwill of $13.0 million. The related CMG acquisition outflow of our statement of cash flow amounts to $ 16.8 million which is net of cash acquired ($0.5 million) and excludes $ 1.9 million recorded as compensation expense and not as part of the purchase price, following EITF 95-8 (See Note 4 to our unaudited condensed consolidated financial statements and “General and Administrative” above). The related DeRemate acquisition outflow of our statement of cash flow does not include $18.0 million of promissory notes issued to the seller.

Additionally, net cash used in investing activities resulted from capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment, in the amount of $3.9 million for the nine-month period ended September 30, 2008.

During the nine-month period ended September 30, 2008, the decrease of cash used in investment activities was partially offset by proceeds from the sale and maturity of investments for $90.6 million mainly due to sale of investments to pay acquisitions and as part of our financial strategy

Net cash provided by (used in) financing activities

Cash used in financing activities was $(9.5) million for the nine-month period ended September 30, 2008 as we reduced our financing from loans backed by Payments credit card receivables.

The promissory notes issued to the seller related to DeRemate acquisition for $18.0 million was considered as a non-cash transaction and for that reason was not included in the financing activities caption of our cash flow statement.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

In connection with the DeRemate acquisition, on September 5, 2008, we issued to the Seller ten (10) unsecured promissory notes having an aggregate principal amount of $18 million. Each of the promissory notes have a one-year term, bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the third four months and can be prepaid by us without penalty (See “Recent Developments” section of this report). As of September 30, 2008 the balance (including principal and accrued interest) of those promissory notes amounts to $18.1 million.

In 2007, we began to finance Payments funds payable with loans backed by Payments credit card receivables, which are recorded as financial debt, and not as a reduction in the receivable balance. As a result, the cash inflow is recorded as cash flow from financing activities in the statements of cash flows, and not as cash flow from operating activities.

Capital expenditures

Our capital expenditures increased $58.4 million, to $61.1 million for the nine-month period ended September 30, 2008 as compared to $2.7 million for the same period in 2007. This increase was mainly due to the $39.2 million that we recorded as payments for the CMG and DeRemate acquisitions (net of cash acquired), as described above in the sections “Liquidity and Capital resources” and “Net cash used in investing activities”.

Additionally, in property and equipment we primarily recorded purchases of hardware and software licenses necessary to maintain and update the technology of our platform, and to a lesser degree cost of computer software developed internally, office equipment and investing in new office space, for a total of $3.9 million for the period ended September 30, 2008. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.

Our Argentine subsidiary has invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of September 30, 2008, the Argentine subsidiary has paid $2,343,059 into the trust. For U.S. GAAP purposes the investment was recorded as a long term investment instead of as Property and equipment.

We believe that our existing cash and cash equivalents, the net proceeds from our initial public offering, discounting of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and other obligations going forward.

Off-balance sheet arrangements

At September 30, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Fair Value of Stock Options

On December 27, 2007, the Securities and Exchange Commission issued staff accounting bulletin No. 110 (“SAB. 110”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment . In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

Determination of the useful life of intangible assets

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible” (“FSP 142-3”). Under FSP 142-3, for renewable intangible assets acquired in fiscal years beginning after December 15, 2008, an entity should consider its own historical experience in renewing or extending similar arrangements when developing its assumptions about renewals or extensions used to determine the useful life of an intangible asset; however, these assumptions should be adjusted for the entity specific factors in paragraph 11 of FAS 142. In the absence of that experience, an entity should consider the assumptions that market participants would use about renewals or extensions (consistent with the highest and best use of the asset by market participants), adjusted for the entity specific factors in paragraph 11 of FAS 142. The Company will evaluate the impact of FSP 142-3 on its financial statements.

Determination of the fair value of financial assets

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board believes that the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued Financial Standard Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Issue 03-6 provides guidance on share-based payment awards that contain a right to receive dividends declared on the common stock of the issuer that are fully vested. However, in Issue 2(a) the Task Force declined to provide guidance on share-based payment awards that were not fully vested (that is, awards for which the requisite service had not yet been rendered). This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at September 30, 2008 are as follows:

	Payment due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$3.8	$1.7	$2.0	$0.1	—
Purchase obligations (2)	12.6	9.3	3.3	—	—

Total	$16.4	$11.0	$5.3	$0.1	—

(1)	Includes leases of office space.

(2)	On June 19, 2008, our Argentine subsidiary offered to participate in a real estate trust, which investment represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. We expect to relocate our office headquarters to this newly acquired office space upon completion of the building, which we expect to occur in the second quarter of 2010. Under the terms of our commitments, the total estimated contractual obligation with the Trust was $10.1 million which shall be paid within 20 months. As of September 30, 2008, the Argentine subsidiary has invested $2.3 million in the aforementioned trust. Due to the impact of the Argentine inflation, future payments could differ significantly from our estimates. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group.

Due to the DeRemate acquisition, on September 5, 2008, we issued to HEI 10 unsecured promissory notes having an aggregate principal amount of $18.0 million. Each of the promissory notes have a one-year term, bear interest at 3.2% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the third four months and can be prepaid by the Company without penalty.

We do not have long-term debt obligations. We have leases for office space in certain countries in which we operate. These are our only operating leases. Purchase obligation amounts include an obligation in Arias Trust, minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

Item 3 – Qualitative and Quantitative Disclosure About Market Risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian reais due to Brazil’s share of our revenues, may affect the value of our financial assets and liabilities.

Foreign currencies

At September 30, 2008, the Seller financing related to DeRemate Acquisition consisting of unsecured promissory notes for an aggregate principal amount of $18.0 million, was denominated in U.S. dollars. We hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency. At September 30, 2008, the total cash and cash equivalents denominated in foreign currencies totaled $9.0 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $40.2 million. To manage exchange rate risk, our treasury policy is to transfer all cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At September 30, 2008, these dollar-denominated cash and cash equivalents and short-term investments totaled $20.5 million. For the nine-month period ended September 30, 2008, we incurred in foreign currency losses in the amount of $5.7 million due to the cost of transferring funds from our Venezuelan subsidiary to the United States, and as the cash balances of the subsidiaries held in U.S. dollars depreciated in local current terms.

In addition, if the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies. During the nine-month period ended September 30, 2008, 55.3% of our revenues were denominated in Brazilian reais, 13.8% in Argentine pesos and 10.4% in Mexican pesos.

We have estimated that the impact of exchange rate fluctuations on our results of operations for the three-month period ended September 30, 2008 resulted in higher net revenues of approximately $3.4 million, and higher aggregate cost of net revenues and operating expenses of approximately $2.6 million, as compared to the same period in 2007. For net income, we estimated an increase of $0.7 million for the three-month period ended September 30, 2008. This calculation was made taking the average monthly exchange rates for each month in the third quarter of 2007, and applying them to the corresponding months in 2008, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the distribution of net revenues based on geography:

	Nine months ended September 30,
	2008	2007
Brazil	$57.3	$34.1
Argentina	14.3	8.7
Mexico	10.7	7.7
Other countries	21.2	7.7

Total net revenues	$103.6	$58.2

We have entered in the past into transactions to hedge portions of our foreign currency translation exposure. Even though such transactions are expensive, due to current volatile environment, we are evaluating entering into hedging transactions in the future to seek to reduce some of the effects of our foreign currency exposure.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from discounting our MercadoPago receivables. At September 30, 2008, MercadoPago funds receivable from customers totaled approximately $34.9 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, commercial paper, investment grade corporate debt securities, sovereign debt securities and treasury bills. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. In addition, we issued unsecured promissory notes to finance the DeRemate acquisition, for an aggregate principal amount of $18.0 million. The promissory notes have a one-year term, and bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the third four months. Fixed rate liabilities may have their fair market value adversely impacted due to a decrease in interest rates.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of substantially all of our investments, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of September 30, 2008 or interest expenses derived from discounting our MercadaPago receivables or our promissory notes issued in connection with the DeRemate acquisition.

We consider substantially all of our investments to be short-term investments, which are classified on our balance sheet as current assets, because the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. Commercial papers, sovereign debt securities, corporate debt securities and time deposits are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.

Certain working capital requirements of our MercadoPago business in Brazil were financed through loans backed by credit card receivables. See “Item 1A—Risk Factors—Risks related to doing business in Latin America” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a further discussion of some of our foreign currency risks.

Credit

We invest in high-quality financial instruments, consisting primarily of time deposits, money market funds, commercial paper, investment grade corporate and sovereign debt securities, and treasury bills, which we believe are subject to limited credit risk. Credit risk is risk due to uncertainty in a counterparty’s ability to meet its financial obligations. For the nine-month period ended September 30, 2008, market perception of these risks, together with certain market dislocations, had an adverse effect on the fair value of certain classes of securities, including in some cases, high-quality financial instruments that were not previously viewed as having credit risk. We seek, however, to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions or classes which we believe have not been affected by the current credit market environment.

Item 4T – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

As a newly public company, we are in the process of upgrading our internal controls over financial reporting in view of our upcoming annual assessment, first required by the Exchange Act for this fiscal year end, including, among other things, reengineering certain processes, reinforcing accesses and segregation of duties in our systems, and improving the documentation of certain controls the Company already had in place.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources and require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for additional discussion of the litigation and regulatory risks facing our company.

At September 30, 2008, our total reserves for proceeding-related contingencies were approximately $0.9 million for 334 legal actions against us where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

At September 30, 2008, there were 246 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, at September 30, 2008, there were more than 1,970 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

We do not believe that any single pending lawsuit or administrative proceeding, if adversely decided, would have a material adverse effect on our financial condition results of operations and cash flows. Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for these proceedings.

Litigation

On March 28, 2003, Qix Skateboards Indústria e Comercio Ltda., or Qix, sued MercadoLivre.com Atividades de Internet Ltda., our Brazilian subsidiary, in the 3rd Civil Court, County of Novo Hamburgo, State of Rio Grande do Sul, Brazil. Qix alleged that our Brazilian subsidiary was infringing Qix’s trademarks as a result of users selling allegedly counterfeit Qix shoes through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Qix sought an order enjoining the sale of Qix-branded shoes on the MercadoLibre marketplace with a $50,000 daily non-compliance penalty. On April 25, 2003 we were summoned of an injunction granted to prohibit the offer of Qix products on our platform, but the penalty was established at $500. On May 5 2003 we appealed the decision, but the injunction was not lifted. To date, we have not received the summons for the original action because we filed an appeal challenging the jurisdiction of the court, which appeal is still pending.

On November 5, 2003, Editora COC Empreendimentos Culturais Ltda., or Editora COC, sued our Brazilian subsidiary in the 3rd Civil Court of the County of Bauru, State of São Paulo, Brazil. Editora COC alleged that our Brazilian subsidiary and an identified user were both infringing Editora COC’s trademarks as a result of our users selling allegedly pirate copies of Editora’s COC CD-ROMs through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96) and the Brazilian Copyright Law (Law 9,610/98). Editora COC sought an order for the search and seizure of products held by the user and enjoining the sale of Editora COC-branded products on our platform. An injunction was granted to prohibit the offer of Editora COC’s products on our platform. On September 8 2005, the court ruled against us and held that we had to pay $3,000 and our co-defendant had to pay $900 in moral damages, plus an amount of material damages to be defined at judgment execution, plus attorneys’ fees in the amount of 10% of the total damages paid by each defendant. On January 13, 2006 we appealed the ruling to the relevant court of appeals, which appeal is still pending.

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

On April 6, 2006, Fallms Distribuiçăo de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued our Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that our Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of our website and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on our platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies. We were summoned in March of 2007 and presented our defense on March 14, 2007. In June of 2007, Fallms filed a petition to increase the fine imposed in the preliminary injunction, from approximately $200, to approximately $530 per day of noncompliance, based on alleged non-compliance by our Brazilian subsidiary. On July 2, 2007, we presented a petition requesting the judge to revoke the preliminary injunction. On July 25, 2007, the judge revoked the preliminary injunction. On the same date, the judge decided that (i) our Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs presented a request asking for clarification of the decision, but it was rejected. On November 6, 2007, plaintiffs appealed the July 25, 2007 decision that dismissed the case, and we presented our reply to that appeal on February 1, 2008.

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

On August 23, 2007, Serasa S.A., or Serasa, sued our Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that our Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering our Brazilian subsidiary (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) the prohibition to allow in its website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, our Brazilian subsidiary presented the information requested. We appealed the preliminary injunction to the State Court of São Paulo and presented our defense on January 7, 2008. Serasa replied to our appeal on January 30, 2008. On March 26, 2008, we were summoned with a petition presented by Serasa alleging non-compliance with the injunction. We presented our response on March 31, 2008, arguing that we are in full compliance with the injunction. On August 26, 2008 the State Court of São Paulo lifted the prohibition to allow in the Brazilian website any content related to Serasa as established in the injunction.

On November 23, 2007 Botelho Indústria e Distribuição Cinematográfica Ltda., or Botelho, sued our Brazilian subsidiary in the Third Civil Court of the City of Rio de Janeiro, State of Rio de Janeiro, Brazil. Botelho alleged that our Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses through the Brazilian website. Botelho seeks an injunction, fines, and compensatory and statutory damages, which was not yet analyzed by the judge. On February 25, 2008 we presented arguments to give the judge support and background to analyze the requested injunction. We presented our defense on March 5, 2008.

On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, or Iglesia Mesianica, filed suit against our Argentine subsidiary, MercadoLibre S.A., in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. The complaint was officially notified on April 17, 2008. Iglesia Mesianica alleged in the complaint that our Argentine subsidiary should be held liable as a result of our users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of our website. Iglesia Mesianica seeks monetary damages in the amount of approximately $95,000. We presented our defense on May 9, 2008.

On February 29, 2008, Mr. Eduardo Paoletti presented a claim against our Brazilian subsidiary and Banco do Brasil S.A. and Banco Nossa Caixa S.A., in the Forty Second Civil Court of the Central Court of the City of São Paulo. Plaintiff alleges that his personal information was used by third parties to (i) register in our Brazilian website and (ii) open bank accounts in the aforementioned banks in order to commit fraud against users of our Brazilian website. Plaintiff alleges that our Brazilian shall be held joint and severally responsible with the other defendants for damages. Mr. Paoletti seeks compensatory and statutory damages estimated for approximately $1.8 million. We were summoned on June 19, 2008 and presented our defense on July 28, 2008.

On July 25, 2008, Nike International Ltd. or Nike requested a preliminary injunction against our Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina. We were officially notified on August 14, 2008. Nike requested the injunction alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of our website. A preliminary injunction was granted on August 11, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. We appealed the decision on August 22, 2008.

State of São Paulo Fraud Claim

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. We were summoned on December 12, 2007 and presented our defense on January 4, 2008.

State of Minas Gerais Fraud Claim

On October 5, 2007, a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. We were summoned on June 30, 2008 and presented our defense on July 25, 2008.

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

Item 1A – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008 as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on August  13, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending September 30, 2008.

Use of Proceeds from IPO

Our registration statement on Form S-1, as amended (Registration No. 333-142880) (the “Registration Statement”), with respect to our initial public offering (the “Offering”) of common stock, par value $0.001 per share, was declared effective on August 9, 2007. We sold a total of 3,000,000 shares of common stock in the Offering and the selling shareholders sold a total of 15,488,762 shares of common stock in the Offering. The net proceeds to us of the Offering were approximately $49.6 million. These proceeds have been used to repay a $9.5 million outstanding loan (including interest) with eBay Inc., $19.4 million for our acquisition of CMG, and the remainder for our acquisition of the DeRemate Operations and general corporate purposes. These funds are invested in interest-bearing, investment-grade securities. See our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 for a further discussion of our use of proceeds from the Offering and Sections “Interest” and “Credit” above.

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

MERCADOLIBRE, INC. Registrant

Date: November 12, 2008	By:	/s/ Marcos Galperín
Marcos Galperín President and Chief Executive Officer

	By:	/s/ Nicolás Szekasy
Nicolás Szekasy Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.