Form 10-K
period 2008-12-31
MERCADOLIBRE INC
filed 2009-02-27
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33647

MercadoLibre, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0212790
(State of incorporation)	(I.R.S. Employer Identification Number)
Tronador 4890, 8 th Floor
Buenos Aires, C1430DNN, Argentina
(Address of principal executive offices)
011-54-11-5352-8000
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2008, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2008) was approximately $749,468,114. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2008 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of the latest practicable date, there were 44,070,367 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s Definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2009, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and important factors in addition to those discussed elsewhere in this report that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including, among other things:
•	continued growth of online commerce and Internet usage in Latin America;
•	consumer trends;
•	competition;
•	our ability to attract new customers, retain existing customers and increase revenues;
•	seasonal fluctuations;
•	our ability to expand our operations and adapt to rapidly changing technologies;
•	system interruptions or failures;
•	our ability to attract and retain qualified personnel;
•	reliance on third-party service providers;
•	government regulation;
•	litigation and legal liability;
•	security breaches and illegal uses of our services;
•	enforcement of intellectual property rights; and
•	political, social and economic conditions in Latin America, and in particular, Venezuela.
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

PART I
ITEM 1. BUSINESS
MercadoLibre, Inc. (together with its subsidiaries “us,” “we,” our or the “company”) is the largest online commerce platform in Latin America, called MercadoLibre and located at www.mercadolibre.com . We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views during 2008. Additionally, we also operate online commerce platforms in Costa Rica, the Dominican Republic and Panama. With a population of over 550 million people and a region with one of the world’s fastest-growing Internet penetration rates, we provide buyers and sellers a robust online commerce environment that fosters the development of a large and growing e-commerce community. We offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.
We offer our users two principal services:
•	The MercadoLibre marketplace: The MercadoLibre marketplace is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Users and advertisers are also able to place, display and/or text advertisements on our web pages in order to promote their brands and offerings. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services.
•	The MercadoPago online payments solution: To complement the MercadoLibre marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online.
During 2008, visitors to our web site were able to browse an average of over 2.5 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2008, we had over 33.7 million confirmed registered MercadoLibre users. During 2008 we had 2.4 million unique sellers, 6.5 million unique buyers and 21.1 million successful items sold.
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
We commenced operations in Argentina in August of 1999, and began operations in other countries subsequently. The following table shows the timeline of different launches and events in each country:

	MercadoLibre		MercadoPago
Country	Launch date	Office opening	Launch date
1 Argentina	August 1999	July 1999	November 2003

2 Brazil	October 1999	September 1999	January 2004

3 Mexico	November 1999	October 1999	January 2004

4 Uruguay	December 1999	September 2004	N/A

5 Colombia	February 2000	January 2000	December 2007

6 Venezuela	March 2000	March 2000	April 2005

7 Chile	March 2000	April 2000	September 2007

8 Ecuador	December 2000	N/A	N/A

9 Peru	December 2004	N/A	N/A

10 Costa Rica	November 2006	N/A	N/A

11 Dominican Republic	December 2006	N/A	N/A

12 Panama	December 2006	N/A	N/A

Our business is organized using the same technological platform in each country where we operate. However, each country has its own specific local site with no interaction with other country sites. For example, searchs done in our Brazilian site show only results of listings uploaded in that particular site and do not show listings from other countries.
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
In September of 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American online commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. The agreement governing our strategic alliance with eBay expired on September 24, 2006. Even though eBay is one of our stockholders, with the termination of this agreement, there are no contractual restrictions upon eBay becoming one of our competitors. See “Risk Factors—Risks related to our business—We operate in a highly competitive and evolving market, and therefore face potential reductions in the use of our service.”
In November of 2002, we acquired certain key strategic assets of Lokau.com , a competing Brazilian online commerce platform and we incorporated all registered users of Lokau.com into our platform.
In November of 2005, we acquired certain operations of a regional competitor in online commerce, DeRemate.com Inc., including all of its operations and the majority of shares of capital stock of its subsidiaries in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela for an aggregate purchase price of $12.1 million, net of cash and cash equivalents acquired. We did not acquire its Argentine and Chilean subsidiaries, which continued to operate under the control of certain previous stockholders of DeRemate. This acquisition increased our user base by approximately 1.3 million confirmed registered users and solidified our market leadership position in Brazil, Mexico, Venezuela, Colombia, Peru, and Uruguay.
In August 2007, we completed our initial public offering pursuant to which 3,000,000 shares of common stock were sold by us and 15,488,762 shares were sold by certain selling stockholders, resulting in net proceeds to us of approximately $49.6 million.
In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of CMG, Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The purchase price for the shares of CMG and its subsidiaries was $19 million, subject to certain escrows and working capital adjustment clauses. On January 22, 2009, we released the escrow balance of $1.1 million to the Sellers.
In September 2008, we acquired the remaining operations of DeRemate.com in Chile, Argentina, Mexico and Colombia for an aggregate purchase price of $ 37.6 million and we also purchased certain URLs, domains, trademarks, databases and intellectual property rights for $ 2.4 million, subject to certain set off rights and working capital adjustment clauses. On February 12, 2009, the purchase price allocation period finished and the Company agreed with the Sellers to a working capital adjustment of $480,912 to be paid by the Sellers to the Company.
Our strategy
We seek to serve people in Latin America by offering an online marketplace and an electronic payment service that can improve the quality of life of those who use it, while creating significant value for our stockholders. We serve our buyers by giving them access to a broader and more affordable variety of products and services than those available on other online and offline venues. We serve our sellers by allowing them to reach a larger and more geographically diverse user base at a lower overall cost and investment than offline venues. At the same time, we provide payment settlement services to facilitate such transactions. More broadly, we strive to turn inefficient markets into more efficient ones and in that process generate value for our stockholders. To achieve these objectives, we pursue the following strategies:
•	Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential client base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by entering into new countries and category segments, by launching new transactional business endeavours, such as advertising sales on our websites and, when possible and advantageous, through potential strategic acquisitions of key businesses and assets.

•	Increase monetization of our transactions. We have focused and will continue to focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we receive from transactions on our platform. Some of these initiatives include increasing our fee structure, and selling advertising and Internet marketing services on our platform. Additionally, we intend to take advantage of the natural synergies that exist between our marketplace and payments service by promoting increased use of MercadoPago so that it becomes the preferred online payment method on and off our platform.
•	Expand into additional transactional service offerings. Our strategic focus is to enable on-line transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch on-line transactional offerings in new product and service categories where we consider business opportunities exist. These new transactional offerings include expanded participation in, but are not limited to: (a) additional product categories in our marketplace business, (b) greater presence in vehicle, real estate and services classifieds, (c) off platform payments services, and (d) on-line advertisement services. We believe that a significant portion of our future growth will be derived from these new launches.
•	Enhance brand awareness. We believe that enhancing awareness of the MercadoLibre brand is important to achieve our business objectives. We intend to continue to promote, advertise and increase recognition of our brand through a variety of marketing and promotional campaigns. These may include marketing agreements with companies with significant online presence and advertising through traditional media, such as cable television. We may also use leading web sites and other media such as affiliate programs, banner advertisements and keyword searches. In addition, by enhancing our e-commerce community experience, we believe we will promote brand awareness through word of mouth.
•	Focus on user loyalty and web site enhancement. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users. We intend to do so by maintaining an appealing and convenient platform for e-commerce, improving the functionality of our web site to deliver a more efficient user experience and providing our users with the help of a dedicated customer support department. We employ a number of programs aimed at fostering customer loyalty and repeated purchases, such as our MercadoLider loyalty program for high-volume sellers, our targeted and segmented direct marketing program, and our MercadoPago special promotions.
•	Increase operational efficiency. We believe we run an attractive business model with strong potential for healthy profit margins. We plan to maximize this potential by achieving economics of scale, maintaining controls on overhead costs and reducing variable costs whenever possible.
•	Continue to develop innovative and creative solutions. We intend to continually enhance our commerce platform in order to better serve both individuals and businesses that want to buy or sell goods and services online. We intend to continue investing to develop new tools and technologies that facilitate e-commerce on our platform and improve our users’ online experience on MercadoLibre, while addressing the distinctive cultural, geographical and other challenges of online commerce in Latin America.
•	Serve our dynamic and active user community. We seek to operate MercadoLibre as an open and trusted Web-based marketplace where users can access a broad market of products. We believe in treating our users with respect by applying a consistent set of policies that reinforces good online and offline behavior within our user community. We also seek to offer superior customer care in order to maintain the loyalty and satisfaction of our active user base.
The MercadoLibre marketplace
The MercadoLibre marketplace is an Internet-based commerce platform where buyers and sellers can meet, exchange information and complete e-commerce transactions for a wide range of goods and services using either a fixed-price sale or an auction-based format. The MercadoLibre marketplace also allows sellers to list motor vehicles, vessels, aircraft, real estate and services on our online classified section. Additionally, sellers and advertisers can purchase, display and link advertising on our web pages to promote their brands, businesses and products. The MercadoLibre marketplace offers buyers a large selection of new and used items that are often more expensive or otherwise hard to find through traditional offline sellers, such as brick-and-mortar retail establishments, offline classified advertisements, community bulletin boards, auction houses and flea markets. We believe that the MercadoLibre marketplace allows sellers to reach a large number of potential buyers more cost-effectively than through traditional offline commerce channels or other online venues.

The MercadoPago online payments solution
Our online payments service is called MercadoPago and is currently available to MercadoLibre users in each of Brazil, Mexico and Venezuela. MercadoPago is also available to MercadoLibre users in Argentina, Chile and Colombia as well as to non-MercadoLibre users who choose to register only with MercadoPago. MercadoPago was launched as an escrow product in Argentina in November of 2003 and then was gradually introduced in Brazil, Mexico and Venezuela. In September and December 2007, we introduced our new direct payments product in Chile and Colombia, respectively. In February 2008, in Argentina we migrated from our original escrow product to our new direct payments product.
At December 31, 2008, MercadoPago was available in local currency in each of Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.
During the year ended December 31, 2008, our users paid approximately $255.9 million for items by using MercadoPago, which represented 12.3% of our gross merchandise volume for that year. During 2007, our users paid approximately $ 158.0 million for items by using MercadoPago, which represented 10.5% of our gross merchandise volume for that year. MercadoPago enables any individual or business registered with MercadoLibre to securely and easily send and receive payments online for MercadoLibre marketplace items.
Escrow product
In Brazil, Mexico and Venezuela we offer our escrow product. The escrow product works exclusively within the MercadoLibre platform. After buying an item that accepts MercadoPago, a buyer may pay us using a wide array of payment methods. Then, we inform the seller that we have received the payment so that he or she ships the item. Once the buyer receives the item, he/she lets us know so we release the payment to the buyer. We also release the payment to the seller 14 days after the transaction if we have not been asked by the buyer to hold the payment.
We charge buyers who use the escrow product a commission. This commission varies by country from 2% to 10% for payments made in a single payment, and from 13% to 39% for payments made in installments (depending on the country and the number of installments).
Direct payments product
During 2007 and the first quarter of 2008, we introduced a new version of MercadoPago, a direct payments product, in Chile (September 2007), Colombia (December 2007), and Argentina (February 2008). This version of MercadoPago, eliminates the escrow component and simplifies the payment of transactions in the MercadoLibre marketplace.
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
Direct payments offers two different types of accounts for sellers:
• A personal account that is available to all users and withholds payments for 12-14 days to ensure the security of the transaction; and
• a professional account available to users who have a good track record or who complete a credit scoring process. Sellers with professional accounts may withdraw their payments two days after receiving them. In the countries where direct payments is available, we expect our high volume sellers will progressively migrate to a professional account improving the speed of the transaction versus the escrow method.
Direct payments also have a different pricing structure than the one we have for our escrow product. The price for purchases made in single installment is charged to the seller as opposed to the buyer, as in the case of our escrow product. The commission charged varies by country, ranging from 7% to 9%. For purchases made in installments, the seller will continue to be charged the single installment fee, but in addition to that, the buyer will be charged between approximately 13% and 40% of the purchase price as a financing fee (depending on the country and number of installments).
MercadoPago strategy
We seek to increase adoption and penetration of MercadoPago among MercadoLibre marketplace users. In the countries where MercadoPago was available, during 2008 approximately 48.4% of the MercadoLibre marketplace’s listings accepted MercadoPago for payments and 12.3% of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. In order to strengthen MercadoPago’s penetration into the online payments activity of the MercadoLibre marketplace, we plan to continue our marketing efforts on our web site, further integrate MercadoPago payment options into MercadoLibre marketplace listings and develop new product features to enhance and streamline our users’ experience.
We also seek to foster adoption of our direct payments version of MercadoPago outside the MercadoLibre platform. Direct payments allow online sellers to use MercadoPago to facilitate checkout and payment processes on their web site and also enables users to simply transfer money to each other.

Marketing
Our marketing strategy is to grow our platform by promoting the MercadoLibre brand, attracting new users, and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading portals and networks across the region, our affiliates program, cable television, paid and natural positioning in leading search engines, email marketing, onsite marketing and presence in off-line events. Our investment in online and offline marketing activities was $13.9 million for 2006, $17.1 for 2007 and $22.5 million during 2008.
Specifically, we rely mostly on online advertising to promote our brand and attract potential buyers and sellers to our web site. Our online activities focus on:
• Entering into agreements with portals, networks and web sites that we believe could reach our target audience. These agreements allow us to purchase online advertising positions where we can market ourselves and show relevant promotions to potential and already registered users.
• Actively managing our “MercadoSocios” program, an affiliates program that financially rewards site owners for directing to our platform buyers, sellers and new users who ultimately register with, and conduct transactions on MercadoLibre. The MercadoSocios program is available in all countries where we operate, except Ecuador, Uruguay, Costa Rica, Dominican Republic and Panama. With our MercadoSocios program any site or online tool owner can place a link to our web site with a pre-approved creative design that we provide or XML data feeds. If an Internet user clicks on the link, arrives at our web site, registers as a user and completes transactions on our platform, we compensate the site or tool owner. For each new registered user that completes a transaction on our platform, we pay the site or tool owner that directed the user to us a fee per active registered user and a percentage of the commissions that that selling user pays us for transactions carried out in the first 30 days after that user registered.
• Investing in preferential placing on the most popular search engines in each country where we operate, such as Google and Yahoo Search. We purchase advertising space next to the results of certain keyword searches related to our activities.
• Structuring our web site so that it appears among the top natural results for certain keyword searches.
Since 2005, we have been running an annual cable television commercial campaign on a regional basis to increase brand awareness and recognition. We believe that cable television subscribers in Latin America offer an attractive demographic group based on both socio-economic profiling and the high penetration of Internet usage among cable television subscribers. During 2008, our cable media campaign ran from May to December.
In addition to online and television advertising, we seek to reinforce our brand and increase transaction levels within the existing MercadoLibre user base through activities such as permission-based e-mail marketing and special promotions on our web site. We utilize information regarding our users’ past bids, sales and purchases in order to better target the messages that we communicate through these activities. Additionally, we use street billboards, radio and magazine to promote our automobile classifieds business.
We also conduct a variety of initiatives that focuses on attracting and training sellers. We organize events such as “MercadoLibre Universities” and seller meetings in all countries where we have an office. MercadoLibre Universities are full-day sessions of approximately 100 to 250 new users where we teach how to buy and sell on the MercadoLibre marketplace. During seller meetings we teach sellers with high-potential or with MercadoLider status more advanced selling techniques and allow them to discuss issues of interest with our employees. Additionally, certain seller activities are streamed over the Internet to reach a larger audience than is possible in live meetings.
The positioning of the MercadoLibre brand among Internet users is one of our key marketing concerns, and our goal is to position MercadoLibre’s name and concept as a trustworthy platform in the public’s mind. We conduct surveys every year in our key markets to gauge the position of our brand in the minds of consumers. We consistently appear at the top of these surveys in areas such as consumer recall and preference for e-commerce and online commerce sites. We believe these ratings are the result of the quality of our product and our marketing efforts.

Product development
At December 31, 2008, we had 195 employees in our information technology and product development staff, including those who work in our MercadoPago operations, an increase from 129 employees at December 31, 2007. We incurred product development expenses (including salaries) in the amount of $2.2 million for 2005, $3.1 million for 2006, $ 4.4 million for 2007 and $7.3million for 2008. We also incurred information technology capital expenditures, including software licenses of $2.2 million for 2006, $2.3 million for 2007 and $2.6 million for 2008.
We continually work to improve both our MercadoLibre marketplace and MercadoPago platforms so that they better serve our users’ needs and work more efficiently. A significant portion of our information technology resources are allocated to these purposes. We strive to maintain the right balance between offering new features and enhancing the existing functionality and architecture of our software and hardware.
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
We place significant importance on the testing and implementation phase of newly developed features. After an internal team of testers ensures that new features and upgrades are working properly, we typically involve a select group of users in testing these features before we release them to the general public. Through this process we receive feedback and suggestions on how to perfect the final details of a feature. Additionally, we typically introduce new features country by country, in order to isolate and resolve any potential problems and release improved versions to subsequent countries.
The adequate management of the MercadoLibre and MercadoPago software architecture and hardware requirements is as important as introducing additional and better features for our users. Because our business grows relatively fast, we must ensure that our systems are capable of absorbing this incremental volume. Therefore, our engineers work to optimize our processes and equipment by designing more effective and efficient ways to run our platforms.
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
While we have developed most of our software technology in-house, we also outsource certain projects to outside developers. We believe that outsourcing the development of these projects allows us to have a greater operating capacity and strengthen our internal know-how by incorporating new expertise to our business. In addition, our team of developers frequently interacts with technology suppliers and attends technology-related events to familiarize themselves with the latest inventions and developments in the field.
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
Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season (see “Management Discussion and Analysis of Financial Conditions and Results of Operations — Seasonality” for more detail). The first quarter of the year is generally our slowest period. The months of January, February and March normally correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This first quarter seasonality is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela, the slowest months for which are the summer months of July, August and September.

Additionally, we experience the effects of seasonality within the week because during working days we have significantly more site activity than on weekend or holidays.
Competition
The market for trading over the Internet is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. While we are currently the market leaders in a number of the markets in which we operate, we currently or potentially compete with a very limited number of other small marketplace operators such as Mas Oportunidades. We also compete with businesses that offer business-to-consumer online e-commerce services such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of bricks and mortar retailer’s who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified market although no regional competitor exists, local players such as Webmotors, VivaStreet, Zap have important positions in certain markets.
In addition, we could face competition from a number of large online communities and services that have expertise in developing online commerce and facilitating online interaction. Some of these competitors, such as Google, Yahoo and Microsoft, currently offer a variety of online services, and certain of these companies may introduce online commerce to their large user populations. Other large companies with strong brand recognition and experience in on line commerce, such as large newspaper or media companies also compete in the online listing market in Latin America.
In September of 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American online commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. The agreement governing our strategic alliance with eBay expired on September 24, 2006. Even though eBay is one of our stockholders, with the termination of this agreement, there are no contractual restrictions upon eBay competing with us.
MercadoPago competes with existing online and offline payment methods, including, among others, banks and other providers of traditional payment methods, particularly credit cards, checks, money orders, and electronic bank deposits, international online payments services such as Paypal and Google Checkout, local online payment services such as DineroMail in Argentina, Chile, Colombia and Mexico, and Pagamento Digital and PagSeguro in Brazil, money remitters such as Western Union, the use of cash, which is often preferred in Latin America, and offline funding alternatives such as cash deposit and money transmission services. Some of these services may operate at lower commission rates than MercadoPago’s current rates.
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
We pursue the registration of our trademarks and service marks in each country where we operate, in the United States and in certain other Latin American countries. Generally, we register the name “MercadoLibre,” “MercadoLivre,” “MercadoPago” and “MercadoSocios” as well as our handshake logo, and other names and logos in each country where we operate. As part of our acquisition of DeRemate, we acquired the trademarks of DeRemate throughout the countries where it operates, as well as certain other jurisdictions. As part of our acquisition of CMG, we acquired the trademarks of CMG throughout the countries where it operates.
We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Radware, Check Point Software Technologies Ltd, Cisco Systems Inc, Blue Coat Systems, and Netapp, the suppliers of key database technology, the operating system and specific hardware components for our services.
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

Employees
The following table shows the number of our employees at December 31, 2008.

Number of
Country	employees

Argentina	718
Brazil	350
Colombia	47
Chile	9
Mexico	37
Panamá	4
Uruguay	4
Venezuela	126

Total	1,295
We manage operations in the remaining countries remotely from our headquarters in Argentina.
Our employees in Brazil are represented by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”). Unions or local regulations in other countries could also require that employees are represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, retain, develop and compensate our employees.
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
In order to support our Human Resources department, in 2006 we implemented SAP’s human resources module across our business. We believe this will allow us to centralize our employee database and important human resources functions, such as payroll processing, to improve our controls and reduce certain administrative costs.
In 2007 we were distinguished as one of the three best Companies to work for in Argentina and in 2008 as one of the best companies to work for in Latin America, both by Great Place to Work Institute.
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
Risks related to our business
The market for the sale of goods over the Internet is developing in Latin America, and our business depends on the continued growth of online commerce and the availability and suitability of the Internet in Latin America.
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
We plan to continue to expand our operations by developing and promoting new and complementary services. We may not be able to expand our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by consumers could damage our reputation and diminish the value of our brand name. To expand our operations we will also need to spend significant amounts on development, operations and other resources, and we may place strain on our management, financial and operational resources. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.
Any delay or problem with upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.
Our ability to operate our business from day to day largely depends on the efficient operation of our information technology infrastructure. We are frequently implementing hardware and software technology upgrades, which may include migrations to new technology systems, in an effort to improve our systems. Our information technology systems may experience errors, interruptions, delays or cessations of service. We are particularly susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system. Errors or interruptions could impede or delay our ability to process transactions on our site, which could reduce our revenue from activity on our site and adversely affect our reputation with, or result in the loss of customers. These issues could cause business disruptions and be more expensive, time consuming, and resource intensive than anticipated. Defects or disruptions in our technology infrastructure could adversely impact our ability to process transactions, our financial results and our reputation.
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
As our activities and the types of goods listed on our web site expands, regulatory agencies or courts may argue or rule that we or our users must either obtain licenses or not be allowed to conduct business in their jurisdiction, either with respect to our services in general or only relating to certain items, such as auctions, real estate and motor vehicles. For example, numerous jurisdictions, including Brazil and Argentina, have regulations regarding “auctions” and “auctioneers” and the handling of property by “secondhand dealers” or “pawnbrokers.” Attempted enforcement of these laws against us or our users and other regulatory and licensing claims could result in expensive litigation or could require us to change the way we or our users do business. Any changes in our or our users’ business methods could increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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
Our business is dependent on Internet users listing and purchasing their items and services on our Internet platform. Therefore, we depend on the commercial activity, including both sales and purchases that our users generate. We do not choose which items will be listed, nor do we make pricing or other decisions relating to the products and services bought and sold on our platform. Therefore, the principal drivers of our business are largely outside of our control, and we depend on the continued preference for our platform by millions of individual users.
We could face liability for the sale of regulated and prohibited items, unpaid items or undelivered purchases, and the sale of defective items.
Laws specifying the scope of liability of providers of online services for activities of their users through their service are currently unsettled in the Latin American countries where we operate. We have implemented what we believe to be clear policies that are incorporated in our terms of use that prohibit the sale of certain items on our platform and have implemented programs to monitor and exclude unlawful goods and services. Despite these efforts, we may be unable to prevent our users from exchanging unlawful goods or services or exchanging goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for the unlawful activities of these users.
More specifically, we are aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded on the MercadoLibre marketplace. As a consequence of these transactions, we have at times been subject to fines in Brazil for certain users’ sale of products that have not been approved by the government. We cannot provide any assurances that we will successfully avoid civil or criminal liability for unlawful activities that our users carry out through our service in the future. If we suffer potential liability for any unlawful activities of our users, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things, that we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.
We believe that government and consumer protection agencies have received a substantial number of complaints about both the MercadoLibre marketplace and MercadoPago. We believe that these complaints are small as a percentage of our total transactions, but they could become large in aggregate numbers over time. In fact, various governmental regulatory agencies have already contacted us from time to time with questions about our operations and may continue to do so. If during these inquiries any of our processes are found to violate laws on consumer protection, or to constitute unfair business practices, we could be subject to an enforcement action, fines or penalties. Such actions or fines could require us to restructure our business processes in ways that would harm our business and cause us to incur substantial costs.
In addition, our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection program to buyers who meet certain conditions. Although the number of claims that we have paid through this program is not currently significant, payments made during 2008 totaled $0.1 million, we may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them. We are in the process of introducing a new version of the Buyer’s Protection Program, which will have broader and higher coverage. This new version may impact the number and amount of reimbursements we are required to make.

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
Specifically, allegations of infringement of intellectual property rights have already resulted in claims against us from time to time, including litigation in Brazil brought by Cartier International B.V., Montblanc Simplo Gmbh, Richemont International S.A., Puma Sports Ltda., Lacoste do Brasil Indústria e Comrcio Ltda., Sporloisirs S.A., Qix Skateboards Indústria e Comrcio Ltda, Vintage Denim Ltda., Editora COC Empreendimentos Culturais Ltda., Barros Fischer e Associados Ltda., Fallms Distribuição de Fitas Ltda., 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Limitada, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensāo e Direito Ltda., Sette Informações Educacionāis Ltda., Serasa S.A. and Botelho Industria e Distribuiçāo Cinematográfica Ltda., and in Argentina brought by Nike International Ltd. and Iglesia Mesianica Mundial Sekai Kyusei Kio.
While we have been largely successful to date in settling existing claims by agreeing to monitor the brands and have not paid any damages, the current lack of laws regarding the Internet results in great uncertainty as to the outcome of any future claims. Other companies providing similar services to us have also been subject to these types of claims in the United States and other countries. In June 2008, the Paris Court of Commerce ruled that eBay, Inc. and eBay International AG were liable to Louis Vuitton Malletier and Christian Dior Couture for failing to prevent the sale of counterfeit items on its web sites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We cannot assure you that MercadoLibre and MercadoPago will not be subject to similar suits, which could result in substantial awards and costly injunctions against us.
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
It is possible that third parties could bring claims against online services companies for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through their services. Other online services companies are facing several lawsuits for this type of liability. As mentioned previously, the liability of online services companies for content hosted, information carried on or disseminated through their services is currently unclear in the Latin American countries where we operate. This could allow for claims being made against us by purportedly aggrieved third parties. For example, the MercadoLibre service contains a User Feedback feature, which includes reviews and ratings from users regarding the reliability of other users in paying or delivering goods sold in a transaction promptly. Although users generate all the feedback, it is possible that a party could bring a claim for defamation or other injury against us for content posted through the User Feedback feature. If we or other online services providers are held liable or potentially liable for information carried on or disseminated through our services, we may have to implement measures to reduce our exposure to this liability. Any measures we may need to implement may involve spending substantial resources and/or discontinuing certain services. Any costs that we incur as a result of liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition. In addition, public attention to liability issues, lawsuits and legislative proposals could impact the growth of Internet use, and subsequently have a negative impact on our business results.

We have achieved profitability in a new and rapidly evolving market, but we may not continue to be profitable.
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
We are currently experiencing a period of significant expansion and anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on management and our operational and financial resources.
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
Furthermore, we may need to enter into relationships with various strategic partners, web sites and other online service providers and other third parties necessary to our business. The increased complexity of managing multiple commercial relationships could lead to execution problems that can affect current and future revenues and operating margins.
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
Our success, and in particular our ability to facilitate trades successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating the MercadoLibre marketplace and MercadoPago services is currently located at the facilities of the Savvis Datacenter in Sterling, Virginia, with a redundant database backup in Atlanta, Georgia. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, computer viruses, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, and similar events. If our system suffers a major failure, it would take as much as several days to get the service running again because our Atlanta database is only a backup with very limited hardware. We also have no formal disaster recovery plan or alternative providers of hosting services and do not carry business interruption insurance to compensate us for losses that may occur. Despite any precautions we have taken and plan to take, if there is a natural disaster or major failure, a decision by our providers to close one of the facilities we use without adequate notice, or other unanticipated problem at the Virginia or Atlanta facilities, the services we provide could suffer interruptions. We currently have no plans to upgrade the Atlanta facility capabilities. Additionally, in the occurrence of such pronounced, frequent or persistent system failures, our reputation and name brand could be materially adversely affected.

We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.
A significant risk associated with online commerce and communications is the secure transmission of confidential information over public networks. Currently, a number of MercadoLibre users authorize us to bill their credit card accounts or debit their bank accounts directly, or use MercadoPago for all the transaction fees that we charge. We rely on encryption and authentication necessary to provide the security and authentication technology to transmit confidential information securely, including customer credit card numbers and other account information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data. If our security were compromised, it could have a material adverse effect on our reputation. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations and financial condition.
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
Our revenues currently depend primarily on listing, optional feature and final value fees that we charge to our sellers for listing and upon selling their items and services. Our platform depends upon providing access to a large market at a lower cost than other comparable alternatives. If market conditions force us to substantially lower our listing or final value fees or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be adversely affected.
We are subject to consumer trends and could lose revenue if certain items become less popular.
We derive substantially all of our revenues from fees charged to sellers for listing products for sale on our service, fees charged to sellers who purchase optional features, fees from successfully completed transactions and fees for making payments through MercadoPago. Our future revenues depend on continued demand for the types of goods that users list on the MercadoLibre marketplace. The popularity of certain categories of items, such as computer and electronic products, cellular telephones, toys, clothing and sporting goods, among consumers may vary over time due to perceived availability, subjective value, and trends of consumers and society in general. A decline in the demand for or popularity of certain items sold through the MercadoLibre marketplace without an increase in demand for different items could reduce the overall volume of transactions on the MercadoLibre service, resulting in reduced revenues. In addition, certain consumer “fads” may temporarily inflate the volume of certain types of items listed on the MercadoLibre marketplace, placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.
The success of other e-commerce companies such as eBay and Amazon is not an indication of our future financial performance.
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
We incur losses from claims that customers did not authorize a purchase, from buyer fraud and from erroneous transmissions. For 2006, MercadoPago’s transaction loss arising from charge backs from unrecognized credit card payments totaled $1.2 million, representing 1.3% of MercadoPago’s total payment volume and 15.8% of the net revenues of MercadoPago. For 2007, this loss totaled $0.9 million, representing 0.6% of MercadoPago’s total payment volume and 5.9% of net revenues of MercadoPago. For 2008, this loss totaled $0.3 million, representing 0.1% of MercadoPago’s total payment volume and 1.1% of net revenues of MercadoPago. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in MercadoPago losing the right to accept credit cards for payment. If MercadoPago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding the MercadoPago accounts. We have taken measures to detect and reduce the risk of fraud on MercadoPago, such as running address verification system (AVS) and card security code (CSC) checks in some countries, asking users to fax extra documentation for higher risk transactions, implementing caps on overall spending per users and data mining to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.
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
MercadoPago is a relatively new service that faces competition from other payment methods, and competitors may adversely affect the success of MercadoPago.
MercadoPago competes with existing online and offline payment methods, including, among others, banks and other providers of traditional payment methods, particularly credit cards, checks, money orders, and electronic bank deposits; international online payments services such as Paypal and Google Checkout, and local online payment services such as DineroMail in Argentina, Chile, Colombia and Mexico, and Pagamento Digital and PagSeguro in Brazil; money remitters such as Western Union; the use of cash, which is often preferred in Latin America; and offline funding alternatives such as cash deposit and money transmission services. Some of these services may operate at lower commission rates than MercadoPago’s current rates. Therefore MercadoPago is subject to market pressures on the commissions it charges for its services.
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
We are currently in the process of rolling out our direct payments product in some countries in order to achieve better monetization of transactions. Since, with this direct payments product, sellers (rather than buyers as with our traditional escrow product) are charged a commission, this may result in a lower acceptance of MercadoPago for purchases made on the MercadoLibre marketplace and in decreased use of MercadoPago. We consider MercadoPago direct payment’s product to be still an early release and have identified several opportunities to improve it. In addition, the transition to the new system may not be a smooth one. The occurrence of any of these events could adversely affect our business.

We continue to expand MercadoPago’s services internationally. We have no experience with the online payments business in Costa Rica, the Dominican Republic, Ecuador, Panama, Peru or Uruguay. In order to introduce MercadoPago in some countries we may require a close commercial relationship with one or more local banks. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.
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
We are also required by MercadoPago and MercadoLibre’s processors to comply with credit card association operating rules. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with MercadoPago. Visa, MasterCard, American Express or other credit card companies could adopt new operating rules or re-interpret existing rules that we or MercadoPago’s processors might find difficult or even impossible to follow. As a result, we could lose our ability to provide MercadoPago customers the option of using credit cards to fund their payments and MercadoLibre users the option to pay their fees using a credit card. If MercadoPago were unable to accept credit cards, our MercadoPago business would be adversely affected.
We could lose the right to accept credit cards if MasterCard and/or Visa determine that users are using MercadoPago to engage in illegal or “high risk” activities. Accordingly, we are working to prevent “high risk” merchants from using MercadoPago. To date, we have not incurred fines from MercadoPago’s credit card processor relating to our failure to detect the use of MercadoPago by “high risk” merchants.
Additionally, we may be unable to access financing in the credit and capital markets at reasonable rates to fund our payment business and for that reason our profitability and total payments volume could decrease.
Our operating results may be impacted by the current economic crisis.
General adverse economic conditions, including the possibility of a severe recession and a worldwide economic slowdown, would adversely impact our operating results and business. Our net revenues for the fourth quarter of 2008, which historically has been our strongest quarter, were lower than our net revenues for the third quarter of 2008. If the current worldwide economic crisis continues for an extended period of time, many of our users may delay or reduce their purchases of goods on the MercadoLibre marketplace, which would reduce our revenues and have a material adverse impact on our business. Furthermore, future changes in trends could result in a material impact to future consolidated statements of income and cash flows.
The failure of the financial institutions with which we conduct business may have a material adverse effect on our business, operating results, and financial condition.
The financial services industry has been experiencing a period of unprecedented turmoil in recent months, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. If the condition of the financial services industry continues to deteriorate or remains weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:
•	Disruptions to the capital markets or the banking system may impair the value of investments or bank deposits we currently consider safe or liquid. We may be unable to find suitable alternative investments that are safe, liquid, and provide a reasonable return. This could result in lower interest income or longer investment horizons.

•	We may be required to increase the installment and financing fees we charge to customers for purchases made in installments or cease offering installment purchases altogether, each of which may result in a lower volume of transactions completed.

•	We may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Due to the nature of our MercadoPago business we generate high account receivable balances that we typically sell to financial institutions, and accordingly, lack of access to credit, or banks liquidations could cause us to experience severe difficulties in paying our sellers.
•	The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under poor market conditions.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.
MercadoPago pays significant transaction fees when senders fund payment transactions using credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 72.8% and 73.9% of MercadoPago’s payment volume using credit cards during 2007 and 2008, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us.
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
We regard the protection of our copyrights, service marks, trademarks, domain names, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have entered into confidentiality and invention assignment agreements with our employees and certain contractors, and non-disclosure agreements with our employees and certain suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps that we have taken or will take in the future to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-parties from developing similar or competing technologies.
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
To date, we have not been notified that our technology infringes on the proprietary rights of third parties, but third parties may claim infringement on our part with respect to past, current or future technologies or features of our services. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in the e-commerce segment grows. Any of these claims could have a material adverse effect upon our business, results of operations and financial condition.
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
We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Radware, Check Point Software Technologies Ltd, Cisco Systems Inc, Blue Coat Systems., and Netapp, the suppliers of key database technology, operating system and specific hardware components for our services. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition.
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
As part of our program to reduce fraud losses in relation to MercadoPago, we make use of MercadoPago anti-fraud models and we may temporarily restrict the ability of customers to withdraw their funds if we identify those funds or the customer’s account activity as suspicious. MercadoPago has not been subject to any significant negative publicity about this, but a few users who were banned from withdrawing funds started legal actions against us. As a result of our efforts to police the use of our services, MercadoPago may receive negative publicity, our ability to attract new MercadoPago customers may be damaged, and we could become subject to litigation. If any of these events happen, current and future revenues could suffer, and our database technology operating margins may decrease. In addition, negative publicity about or experiences with MercadoPago customer support could cause MercadoLibre’s reputation to suffer or affect consumer confidence in the MercadoLibre brand.
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

We may incur unexpected liabilities in connection with our acquisition of DeRemate operations.
In September 2008, we acquired all of the issued and outstanding shares of capital stock of DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. as well as certain URLs, domains, trademarks, databases and intellectual property rights related to those businesses. We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with our acquisition of DeRemate operations. Any of these liabilities could have an adverse effect on our business, financial condition and results of operations
If our goodwill become impaired, we may be required to record a significant charge to earnings.
As of December 31, 2008, we have recorded goodwill for approximately 42% of our consolidated assets. Under United States Generally Accepted Accounting Principles, we review our goodwill for impairment annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, resulting in an adverse impact on our results of operations.
We may not realize benefits from recent or future strategic acquisitions of businesses, technologies, services or products despite their costs in cash and dilution to our stockholders.
We intend to continue to acquire businesses, technologies, services or products, as we have done in the past with our acquisitions of iBazar, Lokau, DeRemate, and CMG, which we believe are strategic if an appropriate opportunity presents itself. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.
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
Our required contributions to the real estate trust for the construction of our headquarters in Argentina may be materially higher than we currently estimate.
On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, where we plan to move our corporate headquarters and Argentina operations. As of December 31, 2008, our Argentine subsidiary holds an undivided interest in approximately 26.3% of the total trust. We currently estimate that we will be required to contribute an aggregate of approximately $10.1 million to the trust. Under the trust documents, if the cost of construction exceeds the budgeted amount, we will be required to fund our proportionate share of any excess, in amounts that may be material. In addition, if one or more investors in the trust default in their funding commitments and alternative investors are not located, the other investors, including us, may be required to fund their proportionate share of the defaulted commitment(s). Any material increase in the amount we are required to contribute to the trust would adversely impact our financial condition and results of operations. In addition, there can be no assurances that, despite the funds provided, construction of the office building will be completed.
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

Our direct competitors include various online sales and auction services, including MasOportunidades.com in Argentina, and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online e-commerce services, such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of bricks and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro, located throughout Latin America. In addition, we compete with online communities that specialize in classified advertisements. And although no regional competitor exists in the classified market, local players such as Webmotors, VivaStreet and Zap have important positions in certain markets.
We face competition from a number of large online communities and services that have expertise in developing online commerce and facilitating online interaction. Certain of these competitors, including Google, Amazon.com, Microsoft and Yahoo! currently offer a variety of business-to-consumer commerce services, searching services and classified advertising services, and certain of these companies may introduce broader online commerce to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as large newspaper or media companies also compete in the online listing market. Companies with experience in online commerce, such as Amazon, may also seek to compete in the online listing market in Latin America. We also compete with traditional brick-and-mortar retailers to the extent buyers choose to purchase products in a physical establishment as opposed to on our platform. In connection with our payment business, our direct competitors include international online payments services such as Paypal and Google Checkout, and local online payment services such as DineroMail in Argentina, Chile, Colombia and Mexico, and Pagamento Digital and PagSeguro in Brazil; money remitters such as Western Union. Any or all of these companies could create competitive pressures, which could have a material adverse effect on our business, results of operations and financial condition.
We no longer have a non-competition arrangement with eBay. If eBay were to compete directly with us by launching a competing platform in Latin America, it would have a material adverse effect on our results of operations and prospects. Similarly, eBay or other larger, well-established and well-financed companies may acquire, invest in or enter into other commercial relationships with competing online commerce services. Therefore, some of our competitors and potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development than us, which could adversely affect us.
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
Governments in Latin America frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved, among other measures, price controls, currency devaluations, capital controls and limits on imports. Our business, financial condition, results of operations and prospects may be adversely affected by changes in government policies or regulations, including such factors as: exchange rates and exchange control policies; inflation rates; interest rates; tariff and inflation control policies; import duties on information technology equipment; liquidity of domestic capital and lending markets; electricity rationing; tax policies, including royalty, tax increases and retroactive tax claims; and other political, diplomatic, social and economic developments in or affecting the countries where we operate. An eventual reduction of foreign investment in any of the countries where we operate may have a negative impact on such country’s economy, affecting interest rates and the ability of companies such as ourselves to access financial markets. In addition, our employees in Brazil are currently represented by a labor union and employees in other Latin American countries may eventually become unionized. We may incur increased payroll costs and reduced flexibility under labor regulations if unionization in other countries were to occur, any of which may negatively impact our business.
Latin America has experienced adverse economic conditions.
Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Currently, as a consequence of adverse economic conditions in global marteks and diminishing commodity prices, many of the economies of Latin American countries have slowed their rates of growth, and some have entered mild recessions. The duration and severity of this slowdown is hard to predict and could adversely affect our business, financial condition, and results of operations. Additionally, certain countries have experienced severe economic crises, which may still have future effects. For example, in 2001 Argentina defaulted on its sovereign debt due to severe economic turmoil. In the first half of 2005, Argentina restructured part of this sovereign debt. Certain creditors did not agree to the restructuring. Argentina’s past default and its failure to restructure completely its remaining sovereign debt and fully negotiate with the holdout creditors may prevent Argentina from obtaining favorable terms or interest rates when accessing the international capital markets. Litigation initiated by holdout creditors or other parties may result in material judgments against the Argentine government and could result in attachments of or injunctions relating to assets of Argentina that the government intended for other uses. As a result, the government may not have the financial resources necessary to implement reforms and foster growth, which could have a material adverse effect on the country’s economy. Any of these adverse economic conditions may occur again in the future, which would adversely affect our business, financial condition and results of operations.
Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls.
The currencies of many countries in Latin America, including Brasil, Argentina, Mexico and Venezuela, which together accounted for 94.9% of our revenues for 2006, 95.4% for 2007 and 95.3% for 2008, have experienced substantial depreciation in 2008 and volatility, particularly against the U.S. dollar, in the past. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account or are expected to account for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to very high inflation initially, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of the public accounts and balance of payments of the countries where we operate, as well as to a lower economic growth related to exports.
We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. Currently, Venezuela has exchange control regulations in place that restrict our ability to convert local currency into U.S. dollars. Any additional imposition of exchange controls could adversely affect our company.

Our reporting currency is the U.S. dollar but our revenues are paid in foreign currencies. Therefore, if the U.S. dollar strengthens relative to these foreign currencies (i.e. the foreign currencies devaluate against the U.S. dollar), the economic value of our revenues in U.S. dollar terms will decline.
We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina and Mexico, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. For 2008, 53.8% of our revenues were denominated in Brazilian Reais, 16.9% in Venezuelan “Bolivares Fuertes”,14.5% in Argentine “Pesos”, and 10.1% in Mexican “Pesos”. The foreign currency exchange rates for the full year 2008 relative to 2007 resulted in higher net revenues of approximately $4.2 million and an increase in aggregate cost of net revenues and operating expenses of approximately $3.6 million. However, local currency devaluations during the fourth quarter of 2008 resulted in a decrease in net revenues of approximately $5.6 million and a decrease in the aggregate cost of net revenues and operating expenses of approximately $3.9 million as compared to the fourth quarter of 2007. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive, and in addition it is very difficult to perfectly predict or completely eliminate the effects of this exposure.
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
We conduct significant operations in Venezuela, offering both our MercadoLibre marketplace and MercadoPago online payments solution, and have 126 employees who work in the country. Additionally, with the acquisition of CMG, we now have more significant operations in Venezuela. In 2008, our Venezuelan net revenues represented 16.9% of our consolidated net revenues. The political and economic conditions are very unstable, and we cannot predict the impact of any future political and economic events on our business. We cannot predict the economic and regulatory impact of President Chávez’s initiatives, or whether the Venezuelan government will extend nationalization to e-commerce or other businesses that could impact our business and results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our web site or our services or increase the costs of providing or accessing our services.
In addition, the Venezuelan government has imposed foreign exchange and price controls on the local currency. These foreign exchange controls increase our costs to, and also limit our ability to, convert local currency into U.S. dollars and transfer funds out of Venezuela, and may have an adverse effect on our Venezuelan customers. We cannot predict the long-term effects of exchange controls on our ability to process payments from Venezuelan customers or on the Venezuelan economy in general. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.
We may incur losses in the event we are unable to distribute dividends from our Venezuelan subsidiaries at the official exchange rate, or as a result of changes in the political, economic or regulatory environment changes in Venezuela.
Venezuela has a dual exchange rate system that includes an official exchange rate which was $2.15 “Bolivares Fuertes” per U.S. dollar at December 31, 2008, and a parallel exchange rate that was $5.4 “Bolivares Fuertes” per U.S. dollar at December 31, 2008. During 2008, we re-measured the fair value of our assets and liabilities in our Venezuelan subsidiaries at the parallel exchange rate (5.4 “Bolivares Fuertes” per US dollar as of December 31, 2008) resulting in a foreign currency gain of $5.0 million in the fourth quarter of 2008 and $3.6 million for all of 2008. The after tax positive effect on Net Income of the re-measurement was $3.3 million in the fourth quarter of 2008 and $ 2.4 million for all of 2008. This re-measurement was included as non-current other assets of $7.8 million in our Consolidated Balance Sheets. The re-measurement of the liabilities amounting to $4.2 million was included in Accounts Payable and accrued expenses. At the same time, according to SFAS 52 “Foreign Currency Translation”, we translated the financial statements from our Venezuelan subsidiaries at the official exchange rate (2.15 “Bolivares Fuertes” per US dollar) which is the exchange rate applicable to dividend remittances. As 2008 was the first year in which we recorded positive retained earnings in our Venezuelan subsidiaries, in 2009 we will be requesting U.S. dollars at the official exchange rate for the first time to distribute dividends, through a process that includes obtaining approval from the Venezuelan Commission of Foreign Exchange Administration (“CADIVI”). We cannot predict if we will obtain approval of the CADIVI to distribute dividends using the official Venezuelan exchange rate, and therefore we may have to recognize losses in the future. See “ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Year ended December 31, 2008 compared to year ended December 31, 2007 — Other income (expenses)” for further information.

In addition, due to unstable political and economic conditions in Venezuela, the official and parallel exchange rates could devalue significantly, and we cannot provide any assurances that the official exchange rate will continue to be the rate applicable to translate foreign currency financial statements. Strong devaluations or changes in accounting rules could impact our results materially and we may have to recognize losses in the future.
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
Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Certain countries have experienced severe economic crises, which may still have future effects. For example, in 2001 Argentina defaulted on its sovereign debt due to severe economic turmoil. In the first half of 2005, Argentina restructured part of this sovereign debt. Certain creditors did not agree to the restructuring. Argentina’s past default and its failure to restructure completely its remaining sovereign debt and fully negotiate with the holdout creditors may prevent Argentina obtaining favorable terms or interest rates when accessing the international capital markets. Litigation initiated by holdout creditors or other parties may result in material judgments against the Argentine government and could result in attachments of or injunctions relating to assets of Argentina that the government intended for other uses. As a result, the government may not have the financial resources necessary to implement reforms and foster growth, which could have a material adverse effect on the country’s economy. In addition, as a result of this economic instability, the Argentine peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future. In August 2008, Standard & Poor’s Inc. downgraded Argentina’s foreign debt rating based upon renewed concerns regarding economic conditions and rising fears of increased inflationary pressures. Such economic turmoil has given rise to significant uncertainties about Argentina’s economic and political future. It is currently unclear whether the economic and political instability experienced over the past several years will continue and it is possible, that despite recent economic growth, Argentina may return to a deeper recession, higher inflation and unemployment and greater social unrest. We conduct significant operations in Argentina, offering both our MercadoLibre marketplace and MercadoPago online payments solution in Argentina and have our corporate headquarters in that country. Argentina is our third leading revenue producing country. As a result, our business is to a very large extent dependent upon the economic additions prevalent in Argentina and adverse economic conditions in that country could have a material adverse affect on our business, financial condition and results of operations.
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

We are not currently subject to direct government regulation in most of the countries where we operate, other than those regulations applicable to businesses and commerce in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The majority of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including imposition of value added or sales taxes collection obligations), advertising, intellectual property rights, consumer protection, information storage obligations and information security. If these laws are enacted, they may have negative effects on our business, results of operations and financial condition.
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
Further, the stock markets in general, and the Nasdaq Global Market and the market for Internet-related and technology companies in particular, have especially recently, experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. We cannot assure you that trading prices and valuations will be sustained. These broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions in the countries where we operate, such as recession or currency exchange rate fluctuations, may also adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, that company is often subject to securities class-action litigation. This kind of litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

We continue to be significantly influenced by a group of stockholders that control a significant percentage of our common shares and the value of our common stock could be negatively effected by any significant disposition of our shares by any of these stockholders.
Several stockholders own a significant percentage of our common stock. As of December 31, 2008, eBay owned approximately 8.1 million shares of our common stock (which represents 18.4% of our outstanding common stock as of December 31, 2008). Certain members of our management also hold a significant percentage of our common stock. Investment entities affiliated with General Atlantic LLC, collectively, General Atlantic, and investment entities affiliated with Tiger Global, L.P., collectively, Tiger, beneficially own approximately 3.9 million and 4.3 million shares of our common stock, respectively as of December 31, 2008 (which represent 8.9% and 9.8%, respectively of our outstanding common stock as of December 31, 2008). These stockholders retain the power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders. The interests of these stockholders may conflict with, or differ from, the interests of other holders of our common shares. For example, these stockholders could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock, sell revenue-generating assets or inhibit change of control transactions that benefit other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a substantial number of shares of our common stock, they will significantly influence all our corporate decisions and together with other stockholders may be able to effect or inhibit changes in control of our company.
Additionally, the actual sale, communication of an intention to sell or perceptions that any of the above mentioned stockholders may sell any significant amount of our common stock could negatively impact the market value of our common stock.
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
Certain stockholders or entities controlled by them or their permitted transferees will,be able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the Securities and Exchange Commission, or the SEC. Holders of restricted stock will also have the right to cause us to register the resale of shares of common stock beneficially owned by them.

Each of General Atlantic and Tiger agreed that, in respect of the shares each purchased in our initial public offering, neither of them would, without our prior written consent, transfer or dispose of directly or indirectly, any of its shares of our common stock or securities convertible into or exchangeable into or exercisable for our shares, for a period of 18 months following the closing of our initial public offering that closed in August 2007. These agreements expired on January 31, 2009 and, accordingly, there are no further contractual restrictions precluding General Atlantic and Tiger from selling the shares purchased in our initial public offering. If any of these stockholders, the affiliated entities controlled by them or their respective permitted transferees were to sell a large number of their shares, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.
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
Our stock repurchase program may not result in a positive return of capital to our stockholders.
In November 2008, we announced that our board of directors approved a share repurchase plan authorizing us to repurchase, from available capital, up to $20 million of our outstanding common stock from time to time through November 13, 2009. Our share repurchases may not return value to stockholders because the market price of our common stock may decline significantly below the levels at which we repurchased shares of stock. Our share repurchase plan is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the plan’s effectiveness.
As part of our share repurchase plan, we may sell put options or engage in structured derivative transactions designed to reduce our cost of repurchasing stock. In the event of a significant and unexpected drop in our stock price, these arrangements may require us to repurchase shares at price levels that are significantly above the then-prevailing market prices of our stock. These overpayments may have an adverse effect on the effectiveness of our overall share repurchase plan and may reduce value for our stockholders.
Requirements associated with being a public company require significant company resources and management attention.
In connection with our initial public offering, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the other rules and regulations of the SEC and the Nasdaq Global Market. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. If we have a material weakness or significant deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. As a result, our stockholders could lose confidence in our financial reporting, which could harm the trading price of our stock. In addition, in connection with our initial public offering in August 2007, we became subject to the rules of the Nasdaq Global Market. Our compliance with these rules and regulations have increased our legal and financial compliance costs and to make some activities more time-consuming and costly.
It may be difficult to enforce judgments against us in U.S. courts.
Although we are a Delaware corporation, our subsidiaries and most of our assets are located outside of the United States. Furthermore, most of our directors and officers and some experts named in this report reside outside the United States. As a result, you may not be able to enforce judgments against us or our directors or officers in U.S. courts judgments based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the United States. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the United States. Any enforcement action in a court outside the United States will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our principal administrative, marketing and product development facilities are located in our offices in Bogotá, Colombia; Buenos Aires, Argentina; Santana do Parnaíba and São Paulo, Brazil; Caracas, Venezuela; Mexico City, Mexico; Santiago, Chile and Zona America, Uruguay. Currently, all of our offices are occupied under lease agreements. Other than Chilean, Colombian, Uruguayan and Venezuelan office leases, the leases for the rest of our facilities do not provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. The following table shows the location of our offices and centers, and the expiration date of the leases under which they operate.

City and			Approximate
Country	Facility	Address	Square Meters	Lease Term
Bogotá, Colombia	Colombia operation	Calle 93 B # 17-25 Ofc.406, Bogotá, Colombia	107	April 2009

Bogotá, Colombia	TuCarro Colombia operation	Calle 93 B # 17-25 Ofc.210 and 211, Bogotá, Colombia	132	April and October 2009

Buenos Aires, Argentina	Corporate headquarters, Argentina operation & Customer service center	Tronador 4890—floors 6th, 8th and 2nd, Buenos Aires, 1430—Argentina	2,282.5	March 2010, March 2010 and May 2011

Buenos Aires, Argentina	Customer service center	Av. Costanera Rafael Obligado y Geronimo Salguero, Buenos Aires, Argentina	1,740	January 2012

Caracas, Venezuela	Venezuela operation	Piso 7° Edificio Torre Country, Francisco de Miranda, Urbanización El Rosal, Municipio de Chacao, Estado de Miranda	436	April 2011

Lithia Springs, Georgia, U.S.A.	SAVVIS Data Center	375 Riverside Parkway Lithia Springs, Georgia 30122,	9.7	April 2009

Mexico City, Mexico	Mexico operation	Ibsen 43-101, Colonia Polanco, Miguel Hidalgo, Código Postal 11650, Mexico D.F. Mexico	147	December 2008 In process of renewal

Sterling, Virginia, U.S.A.	SAVVIS Data Center	45901 Nokes Blvd. Sterling, Virginia 20166	356	April 2009

San Luis, Argentina	Technology Development center	Av. Universitaria s/n, Ciudad de la Punta, San Luis, Argentina	207	no end date

Santana do Parnaíba, Brazil	Brazilian Customer service center	Rua Yojiro Takaoka, 4350 Cep 06541-038—Santana do Parnaíba, São Paulo, Brazil	1,032	October 2009 and March 2013

Santiago, Chile	Chile operation	Coronel Pereira 72, oficina 301, Las Condes, Santiago, Chile	131	April 2009

São Paulo, Brazil	Brazil operation	Rua Gomes de Carvalho, 1306 Vila Olimpia, Cep 04547-005—São Paulo, Brazil	598	November 2009

Zona America, Uruguay	Uruguay Staff	Ruta 8, km 17.5 Edificio 200, local 108 Zona America, Uruguay	37	December 2009

All of our properties are leased. We do not own any properties. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.
On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, where we plan to move our headquarters and Argentine offices once construction is complete. See “ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Recent Acquisitions” for further information regarding this investment.
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
As of December 31, 2008, our total reserves for proceeding-related contingencies were approximately $0.9 million for 313 legal actions against us where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.
As of December 31, 2008, there were 281 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of December 31, 2008, there were more than 1,940 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
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
Litigation
On March 28, 2003, Qix Skateboards Indústria e Comercio Ltda., or Qix, sued MercadoLivre.com Atividades de Internet Ltda., our Brazilian subsidiary, in the 3rd Civil Court, County of Novo Hamburgo, State of Rio Grande do Sul, Brazil. Qix alleged that our Brazilian subsidiary was infringing Qix’s trademarks as a result of users selling allegedly counterfeit Qix shoes through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Qix sought an order enjoining the sale of Qix-branded shoes on the MercadoLibre marketplace with a $50,000 daily non-compliance penalty. On April 25, 2003 we were summoned of an injunction granted to prohibit the offer of Qix products on our platform, but the penalty was established at $500. On May 5, 2003 we appealed the decision, but the injunction was not lifted. To date, we have not received the summons for the original action because we filed an appeal challenging the jurisdiction of the court, which appeal is still pending.
On November 5, 2003, Editora COC Empreendimentos Culturais Ltda., or Editora COC, sued our Brazilian subsidiary in the 3rd Civil Court of the County of Bauru, State of São Paulo, Brazil. Editora COC alleged that our Brazilian subsidiary and an identified user were both infringing Editora COC’s trademarks as a result of our users selling allegedly pirate copies of Editora’s COC CD-ROMs through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96) and the Brazilian Copyright Law (Law 9,610/98). Editora COC sought an order for the search and seizure of products held by the user and enjoining the sale of Editora COC-branded products on our platform. An injunction was granted to prohibit the offer of Editora COC’s products on our platform. On September 8, 2005, the court ruled against us and held that we had to pay $3,000 and our co-defendant had to pay $900 in moral damages, plus an amount of material damages to be defined at judgment execution, plus attorneys’ fees in the amount of 10% of the total damages paid by each defendant. On January 13, 2006 we appealed the ruling to the relevant court of appeals, which appeal is still pending.

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. We appealed the decision, but the preliminary injunction was not lifted. On August 16, 2007 we presented another appeal to the Superior Court of Justice, in Brasilia. Vintage filed an action requesting a permanent injunction on May 12, 2006, alleging the same facts as alleged in the preliminary injunction request. In September of 2006, a fine of $157,000 was imposed on our Brazilian subsidiaries due to the alleged non-compliance of the preliminary injunction. We filed an appeal to the fine and requested its suspension pending a final adjudication on the merits. In October of 2006, the fine was suspended and on January 23, 2007, the fine was declared null and void. However, because our appeal of the preliminary injunction failed, in March of 2007, Vintage presented new petitions alleging non-compliance of the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against us, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 13, 2006. On July 4, 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When we are officially notified of the amount of the fine, we will present a new appeal against the application of the fine. On July 18, 2007 the judge set a conciliatory hearing for August 1, 2007. We attended the hearing but could not reach an agreement. On September 14, 2007, the judge decided that (i) our Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. The decision maintained the injunction until such ruling is non-appealable. We presented a request that the injunction should be revoked, but it was rejected. Plaintiff presented appeal against the decision on the September 14, 2007 ruling, which appeal was published on December 11, 2007. On January 8, 2008, we presented an appeal to the Court of the State of São Paulo against the decision that maintained the injunction, and, on January 14, 2008, we presented a reply to the appeal filed by the plaintiff. On June 30, 2008, our appeal against the decision that maintained the injunction was rejected and we presented another appeal to the Superior Court of Justice in Brasilia on July 7, 2008. This appeal was denied on January 23, 2009. We presented another appeal to that decision on February 2, 2009.
On April 6, 2006, Fallms Distribuiăo de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued our Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that our Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of our website and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on our platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies. We were summoned in March of 2007 and presented our defense on March 14, 2007. In June of 2007, Fallms filed a petition to increase the fine imposed in the preliminary injunction, from approximately $200, to approximately $530 per day of noncompliance, based on alleged non-compliance by our Brazilian subsidiary. On July 2, 2007, we presented a petition requesting the judge to revoke the preliminary injunction. On July 25, 2007, the judge revoked the preliminary injunction. On the same date, the judge decided that (i) our Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs presented a request asking for clarification of the decision, but it was rejected. On November 6, 2007, plaintiffs appealed the July 25, 2007 decision that dismissed the case, and we presented our reply to that appeal on February 1, 2008.
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

On August 23, 2007, Serasa S.A., or Serasa, sued our Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that our Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering our Brazilian subsidiary (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) the prohibition to allow in its website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, our Brazilian subsidiary presented the information requested. We appealed the preliminary injunction to the State Court of São Paulo and presented our defense on January 7, 2008. Serasa replied to our appeal on January 30, 2008. On March 26, 2008, we were summoned with a petition presented by Serasa alleging non-compliance with the injunction. We presented our response on March 31, 2008, arguing that we are in full compliance with the injunction. On August 26, 2008 the State Court of São Paulo lifted the prohibition to allow in the Brazilian website any content related to Serasa as established in the injunction but it was not appealed by the plaintiff. The judge set a conciliatory hearing for March 13, 2009.
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
State of Minas Gerais Fraud Claim
On October 5, 2007, a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. We were summoned on June 30, 2008 and presented our defense on July 25, 2008, which was replied on November 14, 2008.
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
Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors—Risks related to our business—We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre marketplace”.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity
Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2008, the closing price of our common stock was $16.41 per share. As of February 17, 2009, we had approximately 40 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for our common stock on the Nasdaq Global Market and the cash distributions declared per share:

			Cash
			dividends
	Closing stock price		declared
	High	Low	per share
2007:
3rd quarter	$41.06	$18.00	—
4th quarter	$78.81	$35.18	—
2008:
1st quarter	$70.01	$31.72	—
2nd quarter	$56.05	$37.11	—
3rd quarter	$36.98	$20.10	—
4th quarter	$21.58	$8.28	—
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us during the three-month period ending December 31, 2008.
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

Dividend Policy
We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.
Equity Compensation Plan Information
Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2008 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”
Performance Graph
The graph below shows the total stockholder return of an investment of $100 on August 10, 2007 (the first day of trading of our common stock on the Nasdaq Stock Exchange) through December 31, 2008 for (i) our common stock (ii) The Nasdaq Composite Index (iii) The S&P 500 Index and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance show in the graph below is not indicative of future stock price performance.
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
Issuer Purchases of Equity Securities
The following table describes common stock repurchases made by the Company during the fourth quarter of 2008:

			Total Number of	Approximate
			Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	Per Share	Plans(1)	Under the Plans
November 1, 2008 – November 30, 2008	249,700	$10.38	249,700	$ 17.4 million	(2)
December 1, 2008 – December 31, 2008	—	n/a	—	$ 17.4 million	(2)

(1)	On November 14, 2008, we announced that our board of directors approved a share repurchase plan authorizing us to repurchase, from available capital, up to $20 million of our outstanding common stock from time to time through November 13, 2009. The timing and amount of any share repurchase under the share repurchase plan will be determined by our management based on market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other privately negotiated transactions and through plans designed to comply with Rules 10b-18 or 10b5-1(c) under the Exchange Act. The share repurchase plan does not require us to acquire any specific number of shares and may be temporarily or permanently suspended or discontinued by us at any time. A committee of the board of directors will reevaluate the operation of the plan each fiscal quarter.

(2)	The approximate total dollar value of shares that may yet be purchased is the difference between the total amount of repurchases authorized and the total amount spent on repurchases to date. To enhance our share repurchase plan, we sell equity put options. These put options entitle the holders to sell shares of our common stock to us on certain dates at specified prices. As of December 31, 2008, options to purchase 185,000 shares of our common stock were outstanding, each with a strike price of $10 per share. The dollar amount available for open market repurchases will be reduced by the dollar amount paid to holders for shares upon the exercise of outstanding options. None of these warrants has been exercised to date.

ITEM 6. SELECTED FINANCIAL DATA
The following summary financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this report.

	Year ended December 31,
(in millions)	2004	2005	2006	2007	2008
Statement of income data:

Net revenues	$12.7	$28.2	$52.1	$85.1	$137.0
Cost of net revenues	(2.5)	(6.1)	(12.1)	(18.3)	(27.5)

Gross profit	10.2	22.1	40	66.9	109.5

Operating expenses:
Product and technology development	(1.3)	(2.2)	(3.1)	(4.4)	(7.3)
Sales and marketing	(9.1)	(14.7)	(23.4)	(27.6)	(40.0)
General and administrative	(3.1)	(4.4)	(8.2)	(13.2)	(22.8)
Compensation Cost related to CMG acquisition	—	—	—	—	(1.9)

Total operating expenses	(13.5)	(21.3)	(34.6)	(45.2)	(72.0)

Income (loss) from operations	(3.3)	0.8	5.4	21.7	37.5

Other income (expenses):
Interest income and other financial gains	1.2	0.4	0.5	1.6	1.8
Interest expense and other financial charges	(0.3)	(0.5)	(1.7)	(2.7)	(8.4)
Foreign currency (loss) gain	0.2	0.3	(0.4)	(3.1)	(1.5)
Other expenses, net	—	(0.3)	(1.5)	(3.0)	0.1

Net income (loss) before income and asset tax and cumulative effect of change in accounting principle	(2.2)	0.7	2.3	14.4	29.4
Income and asset tax (expense) benefit	—	1.4	(1.2)	(4.7)	(10.6)

Net income (loss) before cumulative effect of change in accounting principle and gain from discontinued operations	(2.2)	2.0	1.1	9.7	18.8
Cumulative effect of change in accounting principle	—	0.3	—	—	—

Net income (loss)	(2.2)	2.4	1.1	9.7	18.8
Accretion of preferred stock	(0.5)	(0.5)	(0.5)	(0.3)	—

Net income (loss) available to common stockholders	$(2.7)	$1.9	$0.6	$9.4	$18.8

	At December 31,
(in millions)	2004	2005	2006	2007	2008
Balance sheet data:
Total assets	$24.1	$44.4	$53.8	$134.5	$156.7
Long term debt	—	12.0	9.0	—	3.1
Total liabilities	5.1	23.2	30.5	42.8	63.3
Net assets	19.0	21.2	23.3	91.7	93.4
Mandatorily redeemable convertible preferred stock	63.1	63.6	64.1	—	—
Common stock	0.1	0.1	0.1	0.1	0.1
Stockholders’ equity (deficit)	$(44.1)	$(42.4)	$(40.7)	91.7	93.4

	Year Ended December 31,
	2004	2005	2006	2007		2008
Earnings (loss) per share data:
Basic net income (loss) available to common stockholders per common share	$(0.21)	$0.05	$0.01	$0.22		$0.43
Diluted net income per common share	$—	$0.05	$—	$0.22		$0.42
Weighted average shares (2):
Basic	12,739,980	13,065,496	13,149,139	25,149,405	(1)	44,239,443
Diluted	—	13,671,359	—	25,478,336		44,348,950

(1)	Includes the effect of the issuance of 3,000,000 shares of our common stock in connection with our initial public offering in August 2007.

(2)	Shares outstanding at December 31, 2008 were 44,070,367.

	Year ended December 31,
(in millions)	2004	2005	2006	2007	2008
Other data:

Number of confirmed registered users at end of period (1)	6.5	12.2	18.2	24.9	33.7
Number of confirmed new registered users during period (2)	2.5	5.7	6.0	6.7	8.8
Gross merchandise volume (3)	$299.3	$607.7	$1,075.1	$1,511.5	$2,078.9
Number of successful items sold (4)	5.1	8.4	13.8	17.5	21.1
Total payment volume (5)	$8.9	$38.5	$89.0	$158.0	$255.9
Total payment transactions (6)	—	—	—	1.3	1.9
Capital expenditures	$2.1	$2.0	$2.4	$3.1	$61.6
Depreciation and amortization	$1.1	$1.6	$2.0	$2.3	$3.3

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.

(2)	Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration.

(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft and real estate.

(4)	Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.

(5)	Measure of total U.S. dollar sum of all transactions paid for using MercadoPago.

(6)	Measure of the number of all transactions paid for using MercadoPago.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our “Selected Financial Data” and our audited consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.
The discussion and analysis of our financial condition and results of operations has been organized to present the following:
•	a brief overview of our company;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of our principal trends and results of operations for the years ended December 31, 2006, 2007, and 2008;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.
Overview
We host the largest online commerce platform in Latin America focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms to buy, sell, pay for and collect on e-commerce transactions effectively and efficiently. With a population of over 550 million people and a region with one of the fastest-growing Internet penetration rates, we provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community. We offer technological and commercial solutions that seek to address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.
We were incorporated in Delaware in October 1999 and introduced web sites in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Venezuela by April 2000. In order to build a critical mass of customers, we initially offered our services free of charge in all of these markets.

In May 2000, we obtained significant financing and reached gross merchandise volume of $14.3 million. In 2001, we launched a new version of our site and brand and launched our operations in Ecuador. Our gross merchandise volume for the year ending December 31, 2001 grew to $21.3 million. Our gross merchandise volume reached $55.4 million for 2002, $164.3 million for 2003 and $299.3 million for 2004. In November of 2005, we acquired certain operations of DeRemate.com, Inc. and our gross merchandise volume reached $607.7 million. During 2006, we launched sites in Costa Rica, the Dominican Republic and Panama, and our gross merchandise volume reached $1,075.1 million. Our gross merchandise volume was $1,511.5 million for 2007.
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
In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The purchase price for the shares of CMG and its subsidiaries was $19 million, subject to certain escrows and working capital adjustment. On January 22, 2009, we released the escrow balance of $1.1 million to the Sellers.
In September 2008, we completed the acquisition of DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. for an aggregate purchase price of $ 37.6 million. We also purchased of certain URLs, domains, trademarks, databases and intellectual property rights related to those businesses for $ 2.4 million. On February 12, 2009, the purchase price allocation period finished and the Company agreed with the Sellers to a working capital adjustment of $480,912 to be paid by the Sellers to the Company.
We offer our users two principal services:
•	The MercadoLibre marketplace: The MercadoLibre marketplace, which we sometimes refer to as our Marketplace business, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified advertisements, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Any Internet user can browse through the various products and services that are listed on our website and register with MercadoLibre to list, bid for and purchase items and services.

•	The MercadoPago online payments solution: To complement the MercadoLibre marketplace, we developed MercadoPago, an integrated online payments solution, which we sometimes refer to as our Payments business, an integrated online payments solution. MercadoPago is designed to facilitate transactions on the MercadoLibre marketplace and off our marketplace in certain markets, by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online
We operate in six reporting segments, five of which related to our Marketplace business and the remainder which relates to our Payment business. Within our Marketplace business, we separately report our operations in each of Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru and Uruguay). The operations of our Payments business, which is available in each of Brazil, Argentina, Mexico and Chile, Colombia, and Venezuela, are reported in one segment.
During 2008, our gross merchandise volume reached $ 2,078.9 million and visitors to our web site were able to browse an average of over 2.5 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2008, we had 33.7 million confirmed registered MercadoLibre users. For 2008, we had 2.4 million unique sellers, 6.5 million unique buyers and 21.1 million successful items sold.

For 2008, our net revenues were $137.0 million. Of those $137.0 million in revenues approximately 80.0% were attributable to MercadoLibre marketplace listing, optional feature, final value and advertisement fees. The remaining 20.0% of revenues were attributable to MercadoPago fees. Although we discuss long-term trends in our business, it is our policy to not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock or permit competitors with short term tactics to grow stronger than us.
Description of line items
Net revenues
We recognize revenues in each of our reporting segments. The MercadoLibre marketplace segments include Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru and Uruguay). The MercadoPago segment includes our regional payments platform consisting of our MercadoPago business.
We generate revenues from the MercadoLibre marketplace segments from:
•	listing fees;
•	optional feature fees;
•	final value fees; and
•	online advertising fees.
The MercadoLibre marketplace business generated 85.9% of our net revenues for 2006, 81.7% for 2007 and 80.0% for 2008. Of these revenues, during 2008, 46.1% were generated in Brazil, 16.7% in Argentina, 11.4% in Mexico, 20.1% in Venezuela and the remainder, or 5.7%, in Colombia, Chile, Peru, Ecuador, Uruguay, Panama, Costa Rica and the Dominican Republic.
The following table sets forth the percentage of consolidated net revenues by country from our MercadoLibre marketplace for each of 2006, 2007 and 2008:

	Year ended December 31,
(% of total MercadoLibre marketplace net revenues)	2006	2007	2008
Brazil	57.2%	54.0%	46.1%
Argentina	15.7	16.3	16.7
Mexico	13.9	13.8	11.4
Venezuela	7.4	10.2	20.1
Other countries	5.8	5.7	5.7
Revenues generated by our MercadoPago business represented 14.1% our total net revenues for 2006, 18.3% for 2007 and 20.0% for 2008. These revenues were attributable to commissions charged to buyers and sellers for the use of MercadoPago. We generate revenues from our MercadoPago payments segment by charging users a commission and a financial charge when the user elects to pay in installments, which in both cases we recognize once the transaction is completed. For the transactions where we finance the extended payment terms internally rather than by discounting receivables, incurring financial debt or selling credit card coupons the financial charge is recognized over the life of the installment financing. During the year ended December 31, 2008, commission and installment-related financial charges averaged 6.6% and 4.2%, respectively, of the payment amounts made by the user through MercadoPago.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For 2006, 2007 and 2008, no single customer accounted for more than 10.0% of our net revenues in our MercadoLibre marketplace business or our MercadoPago payments business.
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

	Year ended December 31,
(% of total consolidated net revenues)	2006	2007	2008
Brazil	59.1%	59.0%	53.8%
Argentina	15.1	14.8	14.5
Mexico	13.8	12.6	10.1
Venezuela	7.0	9.0	16.9
Other countries	5.0	4.6	4.7
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 5.6%, 5.9% and 6.0% of net revenues for 2006, for 2007 and 2008, respectively.
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
We carry out the vast majority of our marketing efforts on the Internet. In that context, we enter in agreements with portals, search engines, ad networks and other sites in order to attract Internet users to the MercadoLibre marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we invest a portion of our marketing budget on cable television advertising in order to improve our brand awareness and to complement our online efforts.
We also work intensively on attracting, developing and growing sellers through our supply efforts. We have dedicated professionals in most of our operations that work with sellers, through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.
General and administrative
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long term retention plan compensation and expenses for legal, accounting and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. General and administrative expenses include the costs of the following areas of our company: general management, finance, administration, accounting, legal and human resources.
Compensation Cost related to acquisitions
As part of our acquisition of CMG which closed in the first quarter of 2008, we entered into a management escrow agreement to secure the obligations of the CMG shareholders that remained as managers. We accrued those compensation expenses as operating expenses, instead of considering them part of the purchase price, following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See note 6 to our audited consolidated financial statements included in this report).
Other income (expenses)
Other income (expenses) consists of interest expense (interest expense relating to the working capital requirements for our MercadoPago operations are recorded as interest expense and not as cost of net revenues) and other financial charges, interest income derived primarily from our short-term investments and cash equivalents, foreign currency gains or losses, the effect of changes in the fair value of derivative instruments and outstanding warrants, and other non-operating results.

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
The following table summarizes the composition of our income/asset taxes for the years ending December 31, 2006, 2007 and 2008.

	Year ended December 31,
(in millions)	2006	2007	2008

Current:
Federal	$—	$—	$—
Foreign	1.9	5.0	8.1

	1.9	5.0	8.1
Deferred:
Federal	—	—	—
Foreign	(0.7)	(0.1)	1.6

	(0.7)	(0.1)	1.6

	1.2	4.9	9.8

Asset Tax:
Federal	—	—	—
Foreign	0.1	(0.2)	0.8

	0.1	(0.2)	0.8

Income / asset tax expense	$1.2	$4.7	$10.6

Seasonality
The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter ended
	March 31,		June 30,	September 30,		December 31,

2008

Net Revenues	28,840,730		34,471,508	40,260,643		33,449,739
Gross profit	22,822,449		27,570,005	32,106,781		26,986,812
Net Income	2,067,677		2,947,095	5,875,792		7,921,097
Net Income per share-basic	0.05		0.07	0.13		0.18
Net Income per share-diluted	0.05		0.07	0.13		0.17
Weighted average shares
Basic	44,227,460		44,238,166	44,290,540		44,264,906
Diluted	44,368,011		44,369,317	44,379,682		44,369,635

2007

Net Revenues	16,459,337		18,973,288	22,800,130		26,893,586
Gross profit	12,971,998		14,973,366	17,918,082		20,989,955
Net Income	994,187		590,886	2,785,474		5,322,393
Net Income per share-basic	0.02		0.01	0.07		0.13
Net Income per share-diluted	0.02		0.01	0.07		0.13
Weighted average shares
Basic	13,375,482		13,575,158	27,538,652		41,226,563
Diluted	13,375,482		13,987,128	27,685,028		41,375,907

2006

Net Revenues	10,989,133		12,382,750	13,224,610		15,462,397
Gross profit	8,472,837		9,633,122	10,058,051		11,809,232
Net Income / (Loss)	110,342		(920,886)	37,541		1,845,086
Net Income per share-basic	—		(0.08)	(0.01)		0.04
Net Income per share-diluted	(*	)	(* )	(*	)	0.04
Weighted average shares
Basic	13,114,575		13,140,100	13,141,676		13,141,728
Diluted	13,114,575		13,140,100	13,141,676		13,141,728

(*)	For the Quarters ended March 31, June 30, and September 30, 2006 the diluted EPS is equal to the Basic EPS.
Seasonal fluctuations in Internet usage and retail seasonality have affected, and are likely to continue to affect, our business. Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season. However, the result of our operations in the fourth quarter of 2008 have been impacted by the global economic crisis and, for that reason, our 2008 fourth quarter revenues were lower when measured in U.S. dollars than the third quarter revenues, as a result of local currencies depreciating versus the U.S. dollar during the period.. At this time, we cannot accurately predict the impact of this global crisis on our operations for 2009 and beyond. Our slowest period is typically the first quarter of the year. The months of January, February and March normally correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela for which the slowest months are their summer months of July, August and September.

Critical accounting policies and estimates
The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development, selection and disclosure of these estimates with our audit committee and board of directors. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our audited consolidated financial statements and the notes thereto and other disclosures included in with this report.
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
Goodwill is reviewed at least annually for impairment. Impairment of goodwill is tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Cash flow projections used are based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The average discount rate used is 22.6% which reflects the Company’s real weighted average cost of capital. Key drivers in the analysis include Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, market share in the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in the Company’s market share. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods and, management’s assessment of each reporting unit value in use materially exceeds its carrying value.
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
Provision for doubtful accounts
We are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of future losses based on our historical experience. Our provision for doubtful accounts amounted to $4.6 million at December 31, 2006, $7.2 million at December 31, 2007 and $8.7 million at December 31, 2008. The provision for doubtful accounts is recorded as a charge to sales and marketing expenses.
The following table illustrates our bad debt charges as a percentage of net revenues for 2006, 2007 and 2008:

	Year ended December 31,
(in millions, except percentages)	2006	2007	2008

Net revenues	$52.1	$85.1	$137.0
Bad debt charges	6.2	6.2	8.7
Bad debt charges as a percentage of net revenues	11.9%	7.3%	6.3%
Historically, our actual losses have been consistent with our charges. However, future changes in trends could result in a material impact to future consolidated statements of income and cash flows.
We believe that the accounting estimate related to provision for doubtful accounts is a critical accounting estimate because it requires management to make assumptions about future collections and credit analysis. Our management’s assumptions about future collections requires significant judgment.

Legal Contingencies
In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our consolidated statement of income. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Business—Legal Proceedings,” and in Note 16 to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these results could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.
Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2008, we had a valuation allowance on certain foreign and domestic net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income.
As of December 31, 2008, our deferred tax assets amounts to $ 16.1 million of which 30.1% correspond to our 2005 DeRemate.com acquisition, 21.7% correspond to our Brazilian operation, 11.4% correspond to our 2008 DeRemate.com acquisition, 11.2% correspond to our Venezuelan operation, 8.9% correspond to our holding company in the United States, 6.4% correspond to our Argentine operation, 5.9% correspond to our Mexican operation and 4.4% correspond to our operations in other countries. At December 31, 2008, our deferred tax assets are comprised mainly by loss carry forwards representing 67.0% of the total deferred tax assets. As of December 31, 2008, 43.1% of these loss carry forwards correspond to our 2005 DeRemate.com acquisition, 16.4% correspond to our 2008 DeRemate.com acquisition, 8.9% correspond to our holding company in the United States, 20.7% correspond to our Brazilian operation, 5.2% correspond to our Mexican operation, 4.6% correspond to our Chilean operation and 1.1% correspond to our operations in other countries. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2008, our valuation allowance amounted to $ 11.7 million of which 41.6% correspond to our 2005 DeRemate.com acquisition, 15.8% correspond to our 2008 DeRemate.com acquisition, 19.1% correspond to our Brazilian operation, 12.2% correspond to our holding company in the United States and 11.3% correspond to our operations in other countries. Our valuation allowance is based on our assessment that it is more likely than not that the deferred tax asset will not be realized. The fluctuations in the valuation allowance will depend on the capacity of each country operation to generate taxable income or our execution of future tax planning strategies that allow us to use the aforementioned deferred tax assets. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income. Upon adoption of FAS 141 (R), any release related to the acquired operations of DeRemate valuation allowance will be allocated to net income.
As of December 31, 2007, our deferred tax assets amounts to $ 18.8 million of which 33.2% correspond to our DeRemate.com acquisition, 24.7% correspond to our Brazilian operation, 25.6% correspond to our holding company in the United States, 9.0% correspond to our Mexican operation, 3.8% correspond to our Argentine operation and 3.8% correspond to our operations in other countries. At December 31, 2007, our deferred tax assets are comprised mainly by loss carry forwards represented 85.2% of the total deferred tax assets. As of December 31, 2007, 37.6% of these loss carry forwards correspond to our DeRemate.com acquisition, 27.8% correspond to our holding company in the United States, 22.6% correspond to our Brazilian operation, 8.4% correspond to our Mexican operation and 3.6% correspond to our operations in other countries. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2007, our valuation allowance amounted to $ 15.0 millions of which 41.5% correspond to our DeRemate.com acquisition, 19.6% correspond to our Brazilian operation, 31.8% correspond to our holding company in the United States and 7.0% correspond to our operations in other countries. The 2007 blended tax rate was reduced due to a reverse of the valuation allowance related to our Mexican operations for $2.0 millions. Our blended tax without including the reverse of the Mexican valuation allowance would have been 44.6%.

The following table sets forth the effective tax rates for 2006, 2007 and 2008:

	Year ended December 31,
(in millions, except percentages)	2006	2007	2008

Income and asset tax expense	$(1.2)	$(4.7)	$(10.6)

As a percentage of income before income and asset tax	(53.7)%	(32.8)%	(36.1)%

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
Stock-based compensation
During 2007 and 2008, we granted our outside directors restricted shares of our common stock as part of their compensation, as described in the following table:

Number of restricted
Grant date	shares
September 17, 2007	2,000
January 24, 2008	600
June 9, 2008	1,348
In accordance with SFAS 123(R) these restricted share awards are measured at the grant-date fair value of our shares as if these shares were vested and issued on the grant date. Based on the fair value of our shares at the grant date, total compensation cost for the 3,948 restricted shares awarded amounted to $149,470. For the periods ended December 31, 2008 and 2007, we recognized $105,561 and $15,966 of compensation expense related to these awards, respectively, which are included in operating expenses in the accompanying consolidated statements of income. Regarding the additional grants for fixed amounts of $30,000 and $40,000, in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), they are classified as liabilities in the accompanying consolidated balance sheet. For the periods ended December 31, 2008 and 2007, the Company recognized $115,566 and $16,283 of compensation expense related to these awards, respectively, which are included in operating expenses in the accompanying consolidated statement of income.
In addition, on August 8, 2008 the Board of Directors approved a four year employee retention program which will be payable 50% in cash and 50% in shares. The vesting schedule will be the following:
•	Year One — Paid on or before March 31, 2009: 17% (8.5% in cash and 8.5% in common stock);

•	Year Two — Paid on or before March 31, 2010: 22% (11% in cash and 11% in common stock);

•	Year Three — Paid on or before March 31, 2011: 27% (13.5% in cash and 13.5% in common stock); and

•	Year Four — Paid on or before March 31, 2012: 34% (17% in cash and 17% in common stock).
In addition, the Long Term Retention Plan (“LTRP”) has a performance condition which has been achieved at the date of these report and also requires the employee to remain in the Company at the payment date. The compensation cost is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment date.
The total compensation cost of the LTRP amounts to approximately $2.1 million ($ 1.3 million related to cash compensaton and social securities expenses and $0.8 million related to shares compensation) considering that the shares granted were valued at the grant date fair value of the shares. As of December 31, 2008, the related accrued compensation expense was $0.8 million. The accrued compensation expense includes $0.3 million related to 21,591 shares granted under the LTRP.

During 2008, we granted 3,082 restricted shares to an employee in connection with his hiring. These restricted shares vest in four equal amounts over a four year period. The related compensation cost is recognized in accordance with the straight-line vesting attribution method. The total compensation cost of this contract amounts to approximately $0.1 million. For purposes of determining compensation cost, the shares granted were valued at the grant date fair value of the shares.
On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. No stock option equity grants were made during 2007 and 2008.
The following table summarizes information with respect to our stock option equity grants during 2006.

			Fair	Estimated
			value of	fair value
Grant	Options	Exercise	common	of stock
date	granted	price	stock	options

January 1, 2006	17,000	$1.50	$2.93	$2.04

July 1, 2006	2,000	$6.00	$8.34	$5.03

October 1, 2006	4,500	$6.00	$9.64	$6.21
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
We recognize stock-based compensation expense based on the estimated portion of the awards that are expected to vest. Stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 were $4,719, $15,477 and $33,233, respectively which consisted of stock-based compensation expense related to stock options. See Note 13 to our audited consolidated financial statements included elsewhere in this report for additional information.
As of December 31, 2008, total stock-based compensation expense related to non-vested stock options not yet recognized amounts to $1,997 and the weighted-average period in which it is expected to be recognized is 2 years.
The fair value of our common stock at each grant date prior to our initial public offering in August 2007, was based on internally developed valuations. We did not engaged an independent third-party valuation specialist and cannot assure you that an independent valuation firm would not determine different valuations for our common stock. We have based our internally developed valuations on our analysis of valuations of our significant subsidiaries completed by an unrelated third-party valuation specialist as of December 31, 2006, complemented by internally prepared projections and analyses of our company. The valuations of the subsidiaries were prepared to perform impairment tests as required by Statement of Financial Accounting Standard No. 142 — “Goodwill and Other Intangible Assets”. We believe that a combination of these independent valuations and the experience of our internal accounting staff produced reasonable valuations of the fair value of our common stock.

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
Determination of the useful life of intangible assets
In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible” (“FSP 142-3”). Under FSP 142-3, for renewable intangible assets acquired in fiscal years beginning after December 15, 2008, an entity should consider its own historical experience in renewing or extending similar arrangements when developing its assumptions about renewals or extensions used to determine the useful life of an intangible asset; however, these assumptions should be adjusted for the entity specific factors in paragraph 11 of FAS 142. In the absence of that experience, an entity should consider the assumptions that market participants would use about renewals or extensions (consistent with the highest and best use of the asset by market participants), adjusted for the entity specific factors in paragraph 11 of FAS 142. The Company will evaluate the impact of FSP 142-3 on its consolidated financial statements.

Determination of the fair value of financial assets
In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.
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
Recent acquisitions
On January 22, 2008, we acquired 100% of the issued and outstanding shares of capital stock of CMG and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The purchase price for the shares of CMG and its subsidiaries was $19 million, subject to certain escrows and a working capital adjustment. On January 22, 2009, we released the escrow balance of $1.1 million to the Sellers.
On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, entitling us to 5,340 square meters of office space divided in five floors and 70 parking spaces, where we plan to move our headquarters and Argentine operation offices. Our total estimated contractual obligation to the real estate trust is $10,109,398 which will be paid over 20 months. As of December 31, 2008, our Argentine subsidiary has invested $3,287,823 in the aforementioned trust representing an undivided interest of 26.3% of the total amount of the real estate trust. This investment is accounted for under the equity method and it is classified as Long-Term Investments in our consolidated balance sheet. We expect this investment to decrease our aggregate rental space over time.
On September 5, 2008, we completed, through one of our wholly-owned subsidiary, Hammer.com LLC, our previously announced acquisition of all of the issued and outstanding shares of capital stock of DeRemate.com de Argentina S.A., a company organized under the laws of Argentina (“DR Argentina”), DeRemate.com Chile S.A., a company organized under the laws of Chile (“DR Chile”), Interactivos y Digitales México S.A. de C.V., a company organized under the laws of Mexico (“ID Mexico”) and Compañía de Negocios Interactiva de Colombia E.U., a company organized under the laws of Colombia (“CNI Colombia” and together with DR Argentina, DR Chile, ID Mexico and CNI Colombia, the “Acquired Entities”). We completed the stock purchase from Hispanoamerican Educational Investments BV, a corporation organized under the laws of Holland (“HEI”) and S.A. La Nación, a company organized under the laws of Argentina (“SALN” and together with HEI, the “Sellers”). The Acquired Entities operate online commerce platforms in Argentina (www.deremate.com.ar), Chile (www.deremate.cl), Mexico (www.dereto.com.mx) and Colombia (www.dereto.com.co).

The aggregate purchase price paid by us to the Sellers for the shares of capital stock of the Acquired Entities was $37.6 million. On the closing date, we paid the Sellers $19.6 million in cash. In addition, we issued to HEI ten (10) unsecured promissory notes having an aggregate principal amount of $18.0 million, $8.0 million of which was subject to set-off rights in our favor for working capital adjustments and liabilities relating to the assumption of certain contracts by us, $4.0 million of which is subject to set-off rights in our favor for indemnification obligations of the Sellers and the remaining $6.0 million without set-off rights. Each of the promissory notes has a one-year term, bears interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the third four months and can be prepaid by us without penalty. Pursuant to the terms of each promissory note, until the principal amount plus interest is repaid, we may not incur indebtedness in excess of $55.0 million in the aggregate.
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
On February 12, 2009 we agreed to modify the maturity conditions of the promissory notes as follows: (i) $3,000,000 on June 5, 2009 (ii) $9,000,000 on September 5, 2009, (iii) $3,000,000 on December 5, 2009 and, (iv) $3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity. In addition, on that date we finished the purchase price allocation period and the Company agreed with the Sellers a working capital adjustment for $480,912 to be paid by the Sellers to the Company.
Results of operations
The following table sets forth, for the periods presented, certain data from our consolidated statement of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

	Year Ended December 31,
	2006	2007	2008

Net revenues	$52.1	$85.1	$137.0
Cost of net revenues	(12.1)	(18.3)	(27.5)

Gross profit	40.0	66.9	109.5

Operating expenses:
Product and technology development	(3.1)	(4.4)	(7.3)
Sales and marketing	(23.4)	(27.6)	(40.0)
General and administrative	(8.2)	(13.2)	(22.8)
Compensation Cost related to acquisitions	—	—	(1.9)

Total operating expenses	(34.6)	(45.2)	(72.0)

Income from operations	5.4	21.7	37.5

Other income (expenses):
Interest income and other financial gains	0.5	1.6	1.8
Interest expense and other financial charges	(1.7)	(2.7)	(8.5)
Foreign currency loss	(0.4)	(3.1)	(1.5)
Other expenses, net	(1.5)	(3.0)	0.1

Net income before income / asset tax expense	2.3	14.4	29.4

Income / asset tax expense	(1.2)	(4.7)	(10.6)

Net income	$1.1	$9.7	$18.8

Accretion of preferred stock	(0.5)	(0.3)	—

Net income available to common shareholders	$0.6	$9.4	$18.8

	Year Ended December 31,
(% of net revenues)	2006	2007	2008
Net revenues	100%	100%	100%
Cost of net revenues	(23.2)	(21.7)	(20.1)

Gross profit	76.8	78.3	79.9

Operating expenses:
Product and technology development	(5.9)	(5.1)	(5.3)
Sales and marketing	(44.9)	(32.4)	(29.2)
General and administrative	(15.7)	(15.5)	(16.6)
Compensation Cost related to acquisitions	—	—	(1.4)

Total operating expenses	(66.4)	(53.1)	(52.5)

Income from operations	10.4	25.4	27.4

Other income (expenses):
Interest income and other financial gains	1.0	1.9	1.3
Interest expense and other financial charges	(3.3)	(3.2)	(6.2)
Foreign currency loss	(0.8)	(3.6)	(1.1)
Other expenses, net	(2.8)	(3.5)	—

Net income before income / asset tax expense	4.4	16.9	21.5

Income / asset tax expense	(2.4)	(5.6)	(7.8)

Net income	2.1	11.4	13.7

Accretion of preferred stock	(1.0)	(0.4)	—

Net income available to common shareholders	1.1%	11.0%	13.7%

Principal trends in results of operations
Growth in net revenues from year to year
Since our inception, we have consistently generated revenue growth from our MercadoLibre marketplace and from MercadoPago, driven by the strong growth of our key operational metrics. From 2006 to 2007, our gross merchandise volume increased by 40.6%, our successful items increased by 26.8% and MercadoPago total payment volume increased by 77.5%. From 2007 to 2008, those growth rates were 37.5%, 20.6% and 62.0%, respectively. Our growth in net revenues was 63.5% from 2006 to 2007 and 61.0% from 2007 to 2008. As our business grows, we expect that this year-to-year rate of increase of net revenues and the related operational metrics, will decline. Additionally, currently weak global macro-economic growth, coupled with possible devaluations of local currencies in Latin America versus the U.S. dollar, and high interest rates, could even lead to declining year-to-year net revenues and related operational metrics.
Diversification of revenues from year to year
We have been growing revenues from our payments business at a faster rate than our revenues from our marketplace business, and anticipate this trend to continue. For the year 2006, revenues from our payments business represented 14.1% of net revenues. For the year 2007 and 2008, payments revenues represented 18.3% and 20.0% of our net revenues, respectively. This trend is sensitive to macroeconomic fluctuations, primarily in interest rates for consumer credit, and might be interrupted during periods of higher costs of lending as the one we are currently in.
Gross profit margins
Our business has generated sustained high gross profit margins over time, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues. These gross margins were 76.8% for 2006, 78.5% for 2007 and 79.9% for 2008. Variations in gross profit margins are mainly attributable to increased economies of scale in customer service, Internet Service Provider (“ISP”) connectivity and site operations, improved economic terms obtained from payment processors as well as increases in interest fees that we charge our MercadoPago buyers, that more than offset a faster rate of increase of our lower gross profit margin Payments business. We expect that gross profit margins could decline in the future if cost of net revenues increase as a percentage of net revenues as our payments business grows faster relative to our marketplace business, if we cannot sustain the economies of scale that we have achieved, or if we decrease the interest fees charged.

Improving Operating income margins
We have generated economies of scale in operating expenses. For the past three years, our income from operations as a percentage of net revenues has improved from 10.4% for 2006, to 25.4% for 2007, and to 27.4% for 2008, mostly as a result of the impact of economies of scale and from improvements in gross profit margins. We anticipate, however, that as a result of the high operating income margin achieved in 2008, and as we continue to invest in product development, sales and marketing, general and administrative expenses and in human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it will become increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.
Growth in Net Income
We have generated growth in our net income as a consequence of the above mentioned trends. For 2006 net income was $1.1 million. In 2007 our net income grew by 804.1% to $9.7 million. For 2008 our net income grew 94.1% to $18.8 million. However, as mentioned above, if any of these trends were to revert, our net income growth could be affected, or could even become negative on a year-to-year basis.
Year ended December 31, 2008 compared to year ended December 31, 2007
Net revenues
Net revenues were $137.0 million for 2008, an increase of $51.9 million, or 61.0%, from net revenues of $85.1 million for 2007. This increase was attributable to a 57.6% increase in revenues derived from our MercadoLibre marketplace, from $69.5 million for 2007 to $109.6 million for 2008, and to a 75.8% increase in revenues derived from MercadoPago, from $15.6 million to $27.4 million.
Growth in the MercadoLibre marketplace revenues from 2007 to 2008 resulted principally from a 37.5% increase in the gross merchandise volume transacted through our platform and from an increase in our marketplace take rate, defined as marketplace revenues as a percentage of gross merchandise volume, from 4.6% to 5.3%. In the same periods, our payments take rate, defined as payments revenues as a percentage of total payment volume, increased from 9.9% to 10.7% (see “Description of Line items: Net Revenue” section for an explanation on how revenues are recorded for MercadoPago installments).
The growth in MercadoPago revenues from 2007 to 2008 resulted principally from a 62.0% increase in the total payments volume completed on our MercadoPago payments platform. The use of MercadoPago increased to 12.3% of our gross merchandise volume for 2008 from 10.5% for 2007.
On a segment basis, for the year ended December 31, 2008 net revenue increased by $51.9 million compared to the same period in 2007, primarily due to increases of $ 14.9 million, or 210.1% in our marketplace in Venezuela, mainly due to the CMG acquisition, $12.9 million, or 34.5% in our Marketplace segment in Brazil, $6.9 million, or 60.9% in our Marketplace in Argentina, $2.8 million, or 29.6% in our Marketplace in Mexico, and $2.5 million or 63.3% from our Marketplace in all other countries and $11.8 million, or 75.8% from our MercadoPago payments platform.
Based on geography, net revenue increase, by country, was primarily a result of an increase of $23.4 million, or 46.6% in net revenues in Brazil, an increase of $15.4 million, or 395.5% in net revenues in Venezuela, mainly due to the CMG acquisition, an increase of $7.3 million, or 57.9% in Argentina and $3.2 million, or 29.9% in Mexico. All other countries combined grew by $2.5 million or 3.0% for 2008 as compared to 2007.
Cost of net revenues
Cost of net revenues was $27.5 million for 2008, an increase of $9.3 million, or 50.7%, from cost of net revenues of $18.3 million for 2007. Cost of net revenues represented 20.1% of net revenues for 2008 and 21.7% of net revenues for 2007.
This increase was primarily attributable to additional billing and collections costs, sales taxes, and customer support expenditures. The billing and collections fees increased by $3.9 million, or 56.7% for 2008 compared to 2007. Billing and collections charges tend to increase at about the same pace as net revenues, since most of the associated costs grow with our transaction volume. Taxes on our net revenues increased by $3.1 million, or 61.5%. These taxes represented 6.0% of net revenues in 2008. We also increased expenditures in our in-house customer support operations in the amount of $1.6 million, an increase of 36.0% compared to 2007, as we invested in improved service, initiatives to combat fraud, illegal items and fee evasion, and increases in compensation costs. The cost of net revenues margin decrease 1.4% from 21.5% in 2007 to 20.1% in 2008 due to increased economies of scale in customer service, Internet Service Provider (“ISP”) connectivity and site operations, as well as improved economic terms obtained from payment processors.

Product and technology development
Product and technology development expenses were $7.3 million for 2008, an increase of $2.9 million, or 67.2%, from $4.4 million for 2007. Product and technology development expenses were 5.3% of net revenues for 2008 and 5.1% for 2007.
The growth in product and technology development expenses was primarily attributable to an increase in compensation costs in the amount of $2.0million, an increase of 109.1% from 2007. These added compensation expenses, were primarily related to the addition of engineers, in both our Buenos Aires and San Luis development centers, to implement planned upgrades and new features to our platform and to a lesser extent related to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our commerce platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in additional engineering personnel to meet the increasingly sophisticated product expectations of our customer base.
Product and technology development expenses also grew as a consequence of an increase in maintenance expenses of $ 0.4 million or 72.5% compared to 2007 and an increase in depreciation and amortization expenses related to product and technology development of $0.4 million, or 18.9% compared to 2007.
Sales and marketing
Sales and marketing expenses were $ 40.0 million for 2008, an increase of $12.4 million, or 44.8%, from $27.6 million for 2007. Sales and marketing expenses represented 29.2% of our net revenues for 2008 and 32.4% of net revenues for 2007.
The growth in sales and marketing expenses resulted primarily from our increased expenditures on online advertising programs in the amount of $5.3 million, an increase of 35.1% from 2007. Online advertising fees represented 14.8% of our net revenues in 2008 down from 17.7% for the same period in 2007. In addition, these expenses also grew due to an increase in compensation costs in the amount of $3.1 million, or 97.1%, driven by employees hired, the incorporation of CMG employees, and higher salaries to retain talent. Bad debt charges for the year ended December 31, 2008, represented 6.3% of net revenues, versus 7.3% for the same period in 2007.
General and administrative
Our general and administrative expenses were $ 22.8 million for 2008, an increase of $9.5 million, or 72.1%, from general and administrative expenses of $13.2 million for 2007. As a percentage of net revenues, our general and administrative expenses were 16.6% for 2008 and 15.5% for 2007.
The primary reason for the increase in general and administrative expenses in 2008 was a $4.5 million, or 74.7%, increase in compensation costs. These added compensation costs primarily went into hiring additional employees to support our growing business and public company requirements, increases in salaries to retain talent, long term retention plan compensation costs, compensation for outside directors and the incorporation of CMG employees. Additionally, outside service fees grew $2.8 million, or 75.6%, for the year ended December 31, 2008, due to increased legal expenses and other costs associated with being a publicly traded company, and expenses related to the follow-on offering that was withdrawn in March, 2008.
Compensation Cost related to acquisitions
As part of the $19.0 million acquisition of CMG, which closed in the first quarter of 2008, $2.0 million of the purchase price was placed into an escrow account for twelve months in order to secure the obligations of the shareholders that remained as managers. On June 27, 2008, we released to the former shareholders $ 1.9 million of the total Management Escrow Agreement, in exchange for a discount. These compensation cost were fully accrued in the first half of 2008. The compensation expense was recorded as operating expenses, instead of considering them part of the purchase price, following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See Note 6 to our audited consolidated financial statements included in this report). There is no expense related to compensation cost in the second half of 2008.
Other income (expenses)
Our other expenses were $8.1 million for 2008, an increase of $0.9 million from other expenses of $7.2 million for 2007. The increase during the year ended December 31, 2008 was primarily a result of an increase in interest expense and other financial charges from $2.7 million in 2007 to $8.5 million in 2008. The increase of interest expense and other financial charges was mainly attributable to an increase of $6.4 million in interest expenses from $0.8 million for 2007 to $7.2 million for 2008, as a result of financing incurred to fund working capital needs in our Payments operations in Brazil and $0.3 related to the seller financing of the DeRemate acquisition. In the fourth quarter of 2008, we decided to sell all the credit card coupons at that time related to “Funds Receivable from Customers” in our MercadoPago business, for $51.2 million, which resulted in our incurrence of an expense of $4.6 million. As of December 31, 2008, total interest expense relating to the working capital requirements for our MercadoPago operations have been recorded as interest expense and not as cost of net revenues. In the year ended December 31, 2007, interest expenses of $0.7 million, have been reclassified for comparison purposes to current year’s presentation.

The increase in interest expenses was partially offset by a $1.6 million decrease in foreign currency losses from $3.1 million in 2007, to $1.5 million in 2008. This decrease was primarily due to a foreign currency gain of $4.2 million recorded in the fourth quarter of 2008, which was mainly a result of a positive impact of the net assets denominated in U.S. dollars position of our Venezuelan subsidiaries. Venezuela has a dual exchange rate system that comprises an official exchange rate which was $2.15 “Bolivares Fuertes” per U.S. dollar at December 31, 2008, and a parallel exchange rate that was $5.4 “Bolivares Fuertes” per U.S. dollar at December 31, 2008. Based on a change in the accounting standards to International Financial Reporting Standard (“IFRS”) implemented by Venezuela in 2008, which establishes that the parallel exchange rate should be used to account for assets and liabilities in U.S. dollars in the statutory local Financial Statements, we will be recording positive retained earnings in our two main subsidiaries in Venezuela, MercadoLibre Venezuela S.A. and Grupo Veneclasificados C.A., as of December 31, 2008. We anticipated that this positive result will allow us to access U.S. dollars at the official exchange rate, after a process that includes obtaining approval from the Venezuelan Commission of Exchange Administration (“CADIVI”), to distribute dividends. If the CADIVI approves the transaction, the Venezuelan subsidiaries could then sell U.S. dollars held in the United States at the parallel exchange rate, buy “Bolivares Fuertes”, and then distribute dividends buying the U.S. dollars at the official exchange rate. Therefore, based on paragraph 27a of FAS 52 “Foreign Currency Translation”, the Venezuelan subsidiaries have re-measured the asset and liabilities in U.S. dollar balances outstanding at the December 31, 2008 parallel exchange rate. Further, in accordance with paragraph 27b of FAS 52, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at December 31, 2008 is the official exchange rate. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Before the fourth quarter of 2008, this asset position ,which is mainly comprised of cash and short-term investments held in US bank accounts, had been historically re-measured at the official exchange rate of 2.15 “Bolivares Fuertes” per US dollar, because (a) the subsidiaries used the US bank account balances to pay foreign suppliers, (b) there was no management intention to return those funds to Venezuela and (c) MercadoLibre Venezuela had no accumulated profits to make a dividend distribution for statutory purposes. That re-measurement of the net asset position contributed a positive $5.0 million foreign currency gain in the fourth quarter of 2008 in our Consolidated Statements of Income and $3.6 million for the full year. The after tax positive effect on Net Income of the re-measurement was $3.3 million in the fourth quarter 2008, and $ 2.4 million for the full year. This re-measurement was included as non-current other assets for $7.8 million in our Consolidated Balance Sheets. The re-measurement of the liabilities amounting to $4.2 million was included in Accounts Payable and accrued expenses. We could have to record foreign currency losses in the future to reverse these gains, or for other factors. Given the risks in Venezuela (see Risk Factors “We may incur losses in the event we are unable to distribute dividends from our Venezuelan subsidiaries at the official exchange rate, or as a result of changes in the political, economic or regulatory environment in Venezuela”, and “Political and economic conditions in Venezuela may have an adverse impact on our operations”) Additionally, we had foreign currency losses of $0.8 million in the fourth quarter of 2008, and of $5.1 million in for the full year, in all the other countries combined.
In addition, we had no impact from the accrual of expenses related to the fair value of warrants in 2008, versus $3.0 million of that were recorded for the year ended December 31, 2007, and we had a $0.2 million increase of interest income and other financial charges, that included accrued gains related to changes in the fair value of put options, from $1.6 million in 2007 to $1.8 million in 2008.
Income and asset tax
Our reported income and asset tax expense for 2008 was $10.6 million compared to a reported expense of $4.7 million for 2007. Our blended tax rate as a percentage of income before income and asset tax was 36.1% for 2008 and 32.8% for 2007. The increase of our blended tax rate is consequence of certain factors including the impact of a new $ 0.8 million Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)”, which affects our Mexican operations, the impact of $0.5 million of foreign exchange losses in Venezuela that were not deductible, and by the impact of $ 1.9 million of accrued compensation expenses because this charge reduced pre-tax income, but the related tax credit had a full valuation allowance. With regards to these compensation expenses, we followed the guidance in EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See “Compensation Cost related to acquisitions” above). In addition, the 2007 blended tax rate was reduced due to a reverse of the valuation allowance related to our Mexican operations for $2.0 millions. Our blended tax rate in 2007, without including the reverse of the Mexican valuation allowance, would have been 44.6%.
As a result of the effect of permanent differences, our effective tax rate was approximately 27.7% for 2008 and 33.2% for 2007. The variation in the effective tax rate for these periods reflects the taxes payable plus the change during the period in our deferred tax assets and liabilities. The effective income tax rate excludes the effects of the deferred income tax, and of the above mentioned Mexican tax.
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
Cost of net revenues
Cost of net revenues was $18.3 million for 2007, an increase of $6.2 million, or 51.2%, from cost of net revenues of $12.1 million for 2006. Cost of net revenues represented 21.5% of net revenues for 2007 and 23.2% of net revenues for 2006.
This increase was primarily attributable to additional billing and collections costs, sales taxes, and customer support expenditures. The billing and collections fees increased by $2.1 million, or 43.8% for 2007 compared to 2006. Billing and collections charges tend to increase at about the same pace as net revenues, since most of the associated costs grow with our transaction volume. Taxes on our net revenues increased by $2.1 million, or 73.1%. These taxes represented 5.9% of net revenues in 2007. We also increased expenditures in our in-house customer support operations in the amount of $1.5 million, an increase of 47.3% compared to 2006, as we invested in improved service, initiatives to combat fraud, illegal items and fee evasion, and upgraded the pay scale of customer service personnel in order to retain and attract top-level customer service representatives.
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
Other income (expenses)
Our other expenses were $7.2 million for 2007, an increase of $4.1 million from other expenses of $3.1 million for 2006. This increase in other expenses was primarily attributable to $3.1 million in foreign currency loss, an increase of $2.7 million from $0.4 million for the same period in 2006 primarily due to the costs of transferring cash from Venezuela to the United States, and $3.0 million in expenses accrued to account for the increase in the fair value of warrants, up 136.9% from $1.3 million for the same period in 2006. In addition these expenses also grew due to an increase in interest expense and other financial charges from $1.7 million in 2006 to $2.7 million in 2007. These interest expenses included $1.1 million, which was obtained to fund payments working capital needs in Brazil. The related liability was structured as a loan backed with credit card receivables, and was therefore recorded as interest expense and not as cost of net revenues.
Other expenses in 2007 were partially offset by $1.6 million in interest income, an increase of $1.1 million, up 209.2% from $0.5 million in 2006.
Income and asset tax
Our reported income and asset tax expense for 2007 was $4.7 million compared to a reported expense of $1.2 million for 2006. Our blended tax rate as a percentage of income before income and asset tax was 32.8% for 2007 and 38.0% for 2006. However, as a result of the effect of permanent differences, our effective tax rate was approximately 33.2% for 2007 and 53.7% for 2006. The variation in the effective tax rate for these periods reflects the taxes payable plus the change during the period in our deferred tax assets and liabilities. During 2007, we recognized a deferred income tax benefit of $0.1 million, and of $0.7 million during 2006, mainly as a result of the utility of the loss carryforwards.

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
Liquidity and capital resources
Our main cash requirement historically has been working capital to fund MercadoPago financing operation in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications and office space. In addition, we require cash to repay the promissory notes related to DeRemate Operations acquisition. Since our inception, we have funded our operations primarily through contributions received from our stockholders obtained during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables, selling credit cards coupons and through cash advances derived from our MercadoLibre marketplace business.
At December 31, 2008, our principal source of liquidity was $49.1 million of cash and cash equivalents and short-term investments, in addition to $ 9.2 million of long-term investments, provided by cash generated from operations as well as the net proceeds of our initial public offering.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As MercadoPago grows as a percentage of total revenues we anticipate increased working capital needs. Historically, we have funded these needs through a combination of sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our marketplace business, and currently we are relying mostly on transferring credit card receivables to financial institutions.
The following table presents our cash flows from operating activities, investing activities and financing activities for the three years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
(In millions)	2006	2007	2008

Net cash provided by operating activities	$6.2	$6.8	$54.5
Net cash (used in) investing activities	(5.2)	(48.6)	(37.6)
Net cash (used in) provided by financing activities	(3.0)	50.2	(11.6)

Effect of exchange rates on cash and cash equivalents	0.2	0.1	(3.5)

Total (decrease) increase in cash and cash equivalents	$(1.8)	$8.5	$1.8

Net cash provided by operating activities
Net cash provided by operating activities consisted of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities. Our net cash provided by operating activities was $54.5 million for 2008 compared to $6.8 million for 2007, an increase of $47.7 million or 706.6%. This improvement was primarily a result of a decrease in funds receivable from customers of $42.1 million from $(15.5) million in 2007 to $26.6 million in 2008, mainly due to sales of credit card receivables to financial institutions in order to finance our MercadoPago business, whereas in the past we had sold only a portion of the credit card receivables we held. Starting in the fourth quarter of 2008, we transferred credit card receivables to financial institutions accounted for as a sale of financial assets under FAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125”, at that time related to “Funds Receivable from Customers” in our MercadoPago business. For that reason as of December 31, 2008 we no longer recognized the credit card portfolio as assets and no liability was recorded. This sale of receivables generated significant additional cash provided by operating activities. Additionally, net cash provided by operating activities was impacted by an increase in net income of $9.1 million to $18.8 million for 2008, from $ 9.7 million in 2007. Net cash provided by operating activities also increased as a consequence of a $4.8 million decreases in accounts receivable, and $6.3 million increase in accounts payable.
These increases in cash provided by operations were partially offset by a decrease of $3.1 million in funds payable to customers related to our Payments segment, from $5.4 million for the year ended December 31, 2007 to $2.3 million for the same period in 2008. Also affecting cash provided by operations were the decrease in non-cash charges to earnings such as foreign currency gains of $7.8 million related to our Venezuelan cash and cash equivalents and investments (See “ITEM 7.- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Year ended December 31, 2008 compared to year ended December 31, 2007 — Other income (expenses)”, and note 5 — Other Non Current Assets to our consolidated financial statements for more detail),changes in fair value of warrants during the year ended December 31, 2007 of $3.0 million, and the increase in other liabilities of $1.6 million.
For 2007, our net cash provided by operating activities was $6.8 million for 2007 compared to $6.2 million for 2006, an increase of $0.6 million or 9.8%. This improvement was primarily a result of an increase in net income of $8.6 million to $9.7 million for 2007, from $1.1 million in 2006, and non-cash charges to earnings such as depreciation and amortization on our assets for $2.3 million, and changes in the fair value of warrants for $3.0 million. Cash provided by working capital in our Marketplace segment was more than offset by cash used in working capital in our Payments segment. In 2007 we began to finance Payments funds payable with loans backed with Payments credit card receivables, which are recorded as financial debt, and not as a reduction in the receivable balance, and therefore the cash inflow is recorded as cash flow from financing activities in the statements of cash flows, and not as cash flow from operating activities.
For 2006, our net cash provided by operating activities was $6.2 million. The annual cash flow provided by operating activities was greater than net income for the year, due primarily to non-cash charges to earnings such as depreciation and amortization on our assets, changes in fair value of warrants, deferred income taxes and realized gains on investments.

Net cash used in investing activities
Net cash used in investing activities was $37.6 million compared to $48.6 million for 2007 and $5.2 million for 2006. For 2008, net cash used in investing activities resulted mainly from purchases of investments in the amount of $110.1 million which includes $3.3 million for our real estate investment in the Arias trust and payments made for the CMG and DeRemate acquisitions, net of cash acquired, for $ 39.2 million.
The purchase of DeRemate, includes the fair value of the assets and liabilities acquired of $(0.8) million, customer lists and non-compete agreement net of tax of $1.2 million and goodwill of $39.6 million and the purchase of 100% of the issued and outstanding shares of capital stock of CMG which includes the fair value of the assets and liabilities acquired of $0.7 million, trademarks of $5.6 million and goodwill of $13.0 million. The CMG acquisition related cash outflow on our statement of cash flows amounted to $ 16.8 million which is net of $0.5 million of cash acquired and excludes $ 1.9 million recorded as compensation expense and not as part of the purchase price, following EITF 95-8 (See Note 6 to our condensed consolidated financial statements and “General and Administrative” above). The DeRemate acquisition related outflow on our statement of cash flows does not include $17.5 million of promissory notes issued to the seller net of certain working capital adjustments. Additionally, net cash used in investing activities includes $4.9 million of capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment.
During the year ended December 31, 2008, the use of cash for investment activities was partially offset by our receipt of $116.6 million of cash proceeds from the sale and maturity of investments mainly due to sale of investments to pay acquisitions and as part of our financial strategy. For 2007, net cash used in investing activities was $48.6 compared to $5.2 million for 2006. Net cash used in investing activities resulted primarily from purchases of investment grade-listed debt securities with a portion of the proceeds from our initial public offering in August 2007, as part of our financial investment strategy. Purchases of investments accounted for $75.3 million of cash used in investing activities. This use of cash in investment activities was partially offset by proceeds from the sale of investments (primarily debt securities and certificates of deposit) of $29.8 million. For 2006, net cash provided by investing activities resulted primarily from purchases of investments with our cash and cash equivalents, partially offset for sales of those investments, as part of our financial investment strategy.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $(11.6) million for 2008 compared to net cash provided by financing activities of $50.2 million for 2007 and net cash provided by financing activities of $(3.0) million for 2006. During 2008, the main factor that contributed to our use of cash in financing activities was a reduction in our financing from loans backed by Payments credit card receivables of $9.1 million, and $2.6 million used to repurchase shares of our common stock (See note 18 to our consolidated financial statements). During 2008, we transferred credit card receivables to financial institutions accounted for as a sale of financial assets under FAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125”. For that reason as of December 31, 2008 we no longer recognized the credit card portfolio as assets and no liability was recorded. The loans backed by credit card receivables used in 2007 were recorded keeping the credit card portfolio as an account receivable and a debt for the commitments with banks. The difference in the accounting treatment generates the decrease in net cash provided by (used in) financing activities.
The promissory notes issued to the seller related to the acquisition of DeRemate net of certain working capital adjustments for $17.5 million was considered as a non-cash transaction and for that reason was not included as net cash provided by financing activities.
In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.
For 2007, the increase in net cash provided by financing activities was mainly attributable to the issuance of common stock from our initial public offering which provided cash in the amount of $49.6 million, the increase in short term debt of $8.9 million to finance our Payments segment, consisting of loans backed with Payments credit card receivables, as described above in the section “Net cash provided by operating activities”, offset by the $9.0 million of cash used to pay the balance of the loan from eBay. Net cash used in financing activities for 2006 was attributable to a partial prepayment of principal of the loan from eBay.
Debt
In connection with the DeRemate acquisition, on September 5, 2008, we issued to the Seller ten unsecured promissory notes in the aggregate principal amount of $18 million. These promissory notes mature as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009, (iii) 3,000,000 on December 5, 2009 and, (iv) 3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. (See “Recent Acquisitions” section of this report). As of December 31, 2008 the balance of those promissory notes was disclosed in our balance sheet net of certain working capital adjustments for $17.5 million as principal and $0.3 million as interest accrued. Pursuant to the terms of the notes, we have agreed that, for as long as the notes are outstanding, we will not incur indebtedness, on a consolidated basis, in excess of $55 million (including the debt incurred under the notes), except for intercompany debt or guarantees and guarantees provided by us or our affiliates under any discount of funds receivable from customers of MercadoPago.

In 2007, we began to finance Payments funds payable in part with loans backed by Payments credit card receivables, which were recorded as financial debt, and not as a reduction in the receivable balance. As of December 31, 2007, we had $9.7 million in loans of this type. As a result, the cash inflow was recorded as cash flow from financing activities in the statements of cash flows, and not as cash flow from operating activities. As discussed in “Net cash provided by (used in) financing activities” section, during 2008, we have been primarily transferring credit card receivables to financial institutions, accounted for as a sale of financial assets under FAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” and for that reason no liability has been recorded as of December 31, 2008
In 2005, we financed the acquisition of DeRemate with a loan from eBay, one of our stockholders, in the amount of $12.0 million, secured by our assets, including equity interests we have acquired in DeRemate. The loan bore an interest rate of 7% per year, payable in November of each year. The loan matured on the issuance of securities upon the closing of our initial public offering. At December 31, 2007, no principal or interest on the loan remained outstanding as we repaid the loan in full with a portion of the net proceeds of our initial public offering in August 2007.
Capital expenditures
Our capital expenditures increased by $58.6 million in 2008 as compared to 2007, to $61.7 million for 2008 as compared to $3.1 million for 2007. This increase was mainly due to $39.2 million recorded as capital expenditures in connection with our CMG and DeRemate acquisitions (net of cash acquired), as described above in the sections “Liquidity and Capital resources” and “Net cash used in investing activities” and $17.5 million related to the DeRemate seller financing net of certain working capital adjustments. Additionally, in Property and Equipment we primarily recorded purchases of hardware and software licenses necessary to maintain and update the technology of our platform, and to a lesser degree cost of computer software developed internally, office equipment and investing in new office space. These expenditures were $4.9 million, $ 3.1 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006 respectively. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market. In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of December 31, 2008, the Argentine subsidiary paid $3.3 million into the trust. For U.S. GAAP purposes the investment was recorded as a long term investment instead of as Property and Equipment. We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering, selling credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to repay the promissory notes related to the DeRemate Operations acquisition and other obligations going forward.
Off-balance sheet arrangements
At December 31, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.
Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at December 31, 2008 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Operating lease obligations (1)	$3.2	$1.5	$1.5	$0.2	$—
Purchase obligations (2)	8.2	6.5	1.7	—	—
Long Term Obligations - Principal (3)	18.0	15.0	3.0	—	—
Long Term Obligations - Interest (3)	1.0	0.8	0.2	—	—

Total	$30.4	$23.9	$6.3	$0.2	$—

(1)	Includes leases of office space.

(2)	On June 19, 2008, our Argentine subsidiary offered to participate in a real estate trust, which investment represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. We expect to relocate our office headquarters to this newly acquired office space upon completion of the building, which we expect to occur in the second quarter of 2010. Under the terms of our commitments, the total estimated contractual obligation with the Trust is $10.1 million which shall be paid within 20 months. As of December 31, 2008, the Argentine subsidiary has invested $3.3 million in the aforementioned trust. Due to the impact of the Argentine inflation, future payments could differ significantly from our estimates. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group.

(3)	Due to DeRemate acquisition, on September 5, 2008, the Company issued to the Sellers ten unsecured promissory notes having an aggregate principal amount of $18,000,000. These promissory notes mature as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009, (iii) 3,000,000 on December 5, 2009 and, (iv) 3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty.

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
Foreign currencies Risk
At December 31, 2008, the Seller financing related to the acquisition of DeRemate consisting of unsecured promissory notes for an aggregate principal amount of $18.0 million, which will be settled for $17.5 million due to $0.5 million of working capital adjustments was denominated in U.S. dollars. We also hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency. At December 31, 2008, the total cash and cash equivalents denominated in foreign currencies totaled $12.1 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $6.1 million. To manage exchange rate risk, our treasury policy is to transfer all cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At December 31, 2008, these dollar-denominated cash and cash equivalents and short-term investments totaled $31.3 million. For the year ended December 31, 2008, we incurred in foreign currency losses in the amount of $1.5 million as the cash balances of the subsidiaries held in U.S. dollars depreciated in local current terms, partially offset by a change in the re-measurement of the net assets position of our Venezuelan subsidiaries (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Year ended December 31, 2008 compared to year ended December 31, 2007- Other income (expenses)” for more detail).
Our Venezuelan subsidiaries re-measure their foreign currency cash and cash equivalents and investments at the parallel exchange rate of 5.4 “Bolivares Fuertes” per US dollar. Since there is an observable market rate of exchange for securities traded in the parallel market, based on facts and circumstances this market rate has been used for the re-measurement of foreign currency denominated transactions that could be settled through the parallel market mechanism. According to paragraph 27 of FAS 52 “Foreign Currency Translation”, in the absence of unusual circumstances, the rate applicable to conversion of a currency for purposes of dividend remittances shall be used to translate foreign currency statements. Furthermore, based on the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. The official exchange rate of 2.15 “Bolivares Fuertes” per US dollar is used for dividend remittance. The foreign currency effect generated by applying different exchange rates on the above mentioned assets has been accounted for in non-current other assets for a total amount of $7.8 million.
In addition, if the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies. During the year ended December 31, 2008, 53.8% of our revenues were denominated in Brazilian reais, 16.9% in Venezuelan “Bolivares Fuertes”, 14.5% in Argentine pesos, and 10.1% in Mexican pesos.
We have estimated that the impact of exchange rate fluctuations on our results of operations for the year period ended December 31, 2008 resulted in higher net revenues of approximately $4.2 million, and higher aggregate cost of net revenues and operating expenses of approximately $3.6 million, as compared to the same period in 2007. For net income, we estimated an increase of $0.7 million for the year ended December 31, 2008. This calculation was made taking the average monthly exchange rates for each month in 2007, and applying them to the corresponding months in 2008, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the distribution of net revenues based on geography:

	Year Ended December 31,
(In millions)	2006	2007	2008
Brazil	30.8	50.3	73.7
Argentina	7.8	12.6	19.9
Mexico	7.2	10.7	13.9
Venezuela	3.6	7.7	23.1
Other countries	2.6	3.9	6.4

Total	52.1	85.1	137.0

We have entered in the past into transactions to hedge portions of our foreign currency translation exposure but during 2008 have not entered into any such agreement.
Interest Rate Risk
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At December 31, 2008, MercadoPago funds receivable from customers totaled approximately $2.3 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, sovereign debt securities and treasury bills. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. In addition, we issued unsecured promissory notes to finance the DeRemate acquisition, for an aggregate principal amount of $18.0 million. These promissory notes mature as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009, (iii) 3,000,000 on December 5, 2009 and, (iv) 3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. Fixed rate liabilities may have their fair market value adversely impacted due to a decrease in interest rates.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of the main part of our investments, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of December 31, 2008 or interest expenses derived from discounting our MercadoPago receivables or our promissory notes issued in connection with the DeRemate acquisition.
We consider a majority of our investments to be short-term investments, which are classified on our balance sheet as current assets in the amount of $31.6 million, because the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. Time deposits, corporate debt securities and sovereign debt securities are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.
Credit Risk
We invest in high-quality financial instruments, consisting primarily of time deposits, money market funds, investment grade corporate and sovereign debt securities, and treasury bills, which we believe are subject to limited credit risk. Credit risk is risk due to uncertainty in a counterparty’s ability to meet its financial obligations. For the year ended December 31, 2008, market perception of these risks, together with certain market dislocations, had an adverse effect on the fair value of certain classes of securities, including in some cases, high-quality financial instruments that were not previously viewed as having credit risk. We seek, however, to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions or classes which we believe have not been affected by the current credit market environment.
Equity Price Risk
In connection with our share repurchase program, we sell put options that may require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At December 31, 2008, put options to purchase 185,000 shares of our common stock were outstanding, enabling the holders to sell in the aggregate 185,000 shares of our common stock upon exercise for approximately $1.5 million (net of the option premium received). The put option liability, with a fair value of $0.2 million at December 31, 2008, was included in Loans payable and other financial liabilities. The fair value of our shares should fall to 8.21 to settle our $0.3 million in premium received.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this report are included elsewhere in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As a newly public company, during this quarter we finished the process of upgrading our internal controls over financial reporting in view of our annual assessment, first required by the Exchange Act for the 2008 fiscal year end, including, among other things reinforcing accesses and segregation of duties in our systems and improving the documentation of certain controls the Company already had in place.
Except as described above, there were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
This evaluation did not include the internal control over financial reporting related to the following acquisitions completed during 2008: CMG Classified Media Group and its subsidiaries (Venecapital Group Inc., Grupo Veneclasificados C.A., Clasificados Internacionales S.A. , ColClasificados S.A. and Clasificados Florida LLC) and DeRemate Operations (DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Compañía de Negocios Interactiva de Colombia E.U. and Interactivos y Digitales México S.A. de C.V.). Total assets and net revenues for these acquisitions represent 4.1% and 6.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008 (See Note 6 to the Financial Statements).

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Price Waterhouse & Co. S.R.L., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on our directors and executive officers and any material changes to the process by which security holders may recommend nominees to the Board of Directors is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Executive Officers“and “Information About Our Board of Directors and Committees”)) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is incorporated by reference from the Company’s Proxy Statement (under the headings “Code of Business Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our website at http://www.mercadolibre.com.
ITEM 11. EXECUTIVE COMPENSATION
This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
This information is incorporated by reference the Company’s Proxy Statement (under the headings “Security Ownership of Certain Beneficial Owners and Management”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009.

The following table represents information as of December 31, 2008 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
Plan	of outstanding options,	outstanding options,	(excluding securities
Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders(1)	53,919	1.23	298,129

Total	53,919	1.23	298,129

(1)	Our Amended and Restated 1999 Stock Option and Restricted Stock Plan was entered into prior to our IPO.
Amended and Restated 1999 Stock Option and Restricted Stock Plan
Our Stock Option Plan was adopted by the Board on November 3, 1999. The Stock Option Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to our employees, and non-qualified stock options and restricted stock to our employees, directors, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards.” At December 31, 2008, options to purchase a total of 53,919 shares of common stock were outstanding at a weighted average price of $1.23 per share. The Stock Option Plan will terminate on November 3, 2009 or earlier if so determined by our Board.
Number of shares of common stock available under the stock option plan. A total of 4,732,400 shares of common stock were reserved for issuance pursuant to the Stock Option Plan. Shares covered by awards that are forfeited or terminated without exercise will be available for future awards. The shares of common stock issuable under the Stock Option Plan shall be (1) authorized but unissued shares, (2) shares of common stock held in our treasury, or (3) a combination of (1) and (2).
Administration of the stock option plan. The Stock Option Plan is administered by our Board or a committee appointed by the Board (the body in charge of administering the Stock Option Plan is referred to as the “administrator”). If the common stock is registered under Section 12(b) or 12(g) of the Exchange Act, the board shall consider in selecting the administrator and the membership of any committee acting as administrator the provisions of Section 162(m) of the Internal Revenue Code regarding “outside directors” and the provisions of Rule 16b-3 under the Exchange Act regarding “non-employee directors.” The administrator determines the recipients of awards, times at which awards are granted, number of shares subject to each type of award, the time for vesting of each award and the duration of the exercise period for options.
Price, exercise and termination of awards . The exercise price for each share of common stock subject to an option is determined by the administrator, and in the case of an incentive stock option the exercise price cannot be less than 100% of the fair market value of the shares of common stock on the date of the grant (or 110% in the case of employees who directly or indirectly own more than 10% of the total combined voting power of all classes of our stock).
Options are exercisable on their vesting date, which is determined by the administrator and set forth in the Award Agreement governing any particular option. Vesting dates can be accelerated on the occurrence of a specified event, as provided in an Award Agreement, or can be accelerated at the discretion of the administrator.
If a participant in the Stock Option Plan ceases to be employed or perform services for us, we have the right to repurchase any unvested shares at the exercise price paid per share. The terms and procedures of a repurchase are to be set forth in the Award Agreement that governs the relevant unvested shares.
If an option expires or is terminated or canceled without having been exercised it shall become null and void and of no further force and effect. The term of an option may not exceed beyond the tenth anniversary on which the option is granted (or the fifth anniversary in the case of incentive stock options granted to employees who directly or indirectly own 10% of the total combined voting power of all classes of our stock.) An option terminates 30 days after a participant ceases to be an employee or director as a result of a termination without cause, and after 10 days of termination in the case of a termination for cause. Cause includes the conviction of a crime involving fraud, theft, dishonesty or moral turpitude, the participant’s continuous disregard of or willful misconduct in carrying lawful instructions of superiors, continued use of alcohol or drugs that interfered with the performance of the participant’s duties, the conviction of participant for committing a felony or similar foreign crime, and any other cause for termination set forth in a participant’s employment agreement. An option terminates 10 days after a participant ceases to be an independent consultant, contractor or advisor to us or agent of ours for any reason. It also terminates three months after the death or permanent disability of a participant, or, if the participant is a party to an employment agreement, the disability of such participant as defined in the employment agreement. Other reasons for termination may be set out in the Award Agreement.

An option will not be considered an incentive stock option to the extent that the aggregate fair market value (on the date of the grant of the incentive stock option) of all stock with respect to which incentive stock options are exercisable for the first time by a participant during any calendar year is greater than $100,000. No option shall be affected by a change of duties or position of a participant (including transfer to our subsidiaries) as long as the participant continues to be our employee or an employee of our subsidiaries.
Adjustments upon the occurrence of material transactions . In the event we undergo dissolution or liquidation, a reorganization, merger or consolidation in which we are not the surviving entity, or a sale of all or substantially all of our assets (each, a “Material Transaction”) holders of options will be given 10-day prior written notice and will decide within those 10 days whether to exercise their respective options. Any option that is not so exercised will terminate. However, such notice and exercise mechanism would not apply if provision is made in connection with a Material Transaction for assumption of outstanding options, or substitution of options for new options or equity securities, with any appropriate adjustments as to the number, kind and prices of shares subject to options.
Transferability . Unless the prior written consent of the administrator is obtained, no option can be assigned or otherwise transferred by any participant except by will or by the laws of descent and distribution. Except in the case of an approved transfer, an option may be exercised during the lifetime of a participant only by the participant or his/her legal representative if the participant is legally disabled.
Restricted stock . Restricted stock awards are awards of shares of common stock that vest according to the terms and conditions established by the administrator. The administrator may impose whatever restrictions on transferability, risk of forfeiture and other restrictions as it determines. A holder of restricted stock has the rights of a stockholder, including the right to vote the restricted stock. During the restricted period applicable to the restricted stock, it may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered. Except as otherwise determined by the administrator, restricted stock that is subject to restrictions is subject to forfeiture upon termination of a participant’s employment.
Amendment . The Board may modify the Stock Option Plan at any time. The approval by a majority of our stockholders is necessary if required by law or necessary to comply with any applicable laws and regulations. No amendment will affect the terms of any award granted prior to the effectiveness of such amendment, except with the consent of the holder of the award.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Certain Relationships and Related Transactions” and “Committees and Meetings of Our Board of Directors”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Principal Accountant Fees and Services”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit
Number	Exhibit Title
2.01
Stock Purchase Agreement, or the Agreement, with 2050 Capital Group Inc., Abax Group Inc., Gabinete De Diseño Industrial Inc., Stamford One Group Ltd., EO Financial Group Inc., Meck Investments Ltd., CG Interventures Inc., Luis Carlos Uzcategui, Luis Miguel Molina, Roberto Rivas, Jorge Caldas, and CMG Classified Media Group, Inc. (3)

2.02
Stock Purchase Agreement, dated August 25, 2008, by and among Hammer.com, LLC, MercadoLibre, Inc., Hispanoamerican Educational Investments BV, S.A. La Nación, DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. (4)

2.03
Asset Purchase Agreement, dated August 25, 2008, by and among Hispanoamerican Educational Investments BV, S.A. La Nación, Intangible Assets LLC, Emprendimientos Veta, S.A., DeRemate.com USA, Inc., MercadoLibre, Inc. and Hammer.com, LLC. (4)

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock*

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Lease Agreement, dated as of March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (2) (translated from Spanish)

10.03	Amendment Agreement, dated as of November 13, 2008, to the Lease Agreement, dated March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A.* (translated from Spanish)

10.04	Lease Agreement, dated as of April 1, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish)*

10.05	Lease Agreement, dated as of May 5, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish)*

10.06	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.07	Property Lease Agreement, dated June 28, 2005, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda. (1)

10.08	Property Lease Agreement, dated as of November 1, 2004, between MercadoLivre.com Atividades de Internet Ltda. and Barros e Spitaletti Empreendimentos Ltda. (1)

10.09	Property Lease Agreement, dated of April, 1, 2008, between MercadoLivre.com Atividades de Internet Ltda. And CNA Spitaletti Construtora e Incorporadora Ltda.*

10.10	Arias Trust Contract, dated as of June 5, 2006 and amended as of May 29, 2008 (translated from Spanish)*

10.11	Management Incentive Bonus Plan of the Registrant. (2)

10.12	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.13	Employment Agreements with Officers.(2)

10.14	Form of Restricted Stock Award for Outside directors. (3)

10.15	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008*

21.01	List of Subsidiaries*

23.01	Consent of Price Watherhouse & Co. S.R.L., Independent Registered Public Accounting Firm*

Exhibit
Number	Exhibit Title
31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed Herewith

**	Furnished Herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007;

(2)	Incorporate by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008

(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.
By:	/s/ Marcos Galperín
Marcos Galperín
Chief Executive Officer Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcos Galperín Marcos Galperín	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Nicolás Szekasy Nicolás Szekasy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009

/s/ Mario Vazquez Mario Vazquez	Director	February 27, 2009

/s/ Anton Levy Anton Levy	Director	February 27, 2009

/s/ Michael Spence Michael Spence	Director	February 27, 2009

/s/ Verónica Allende Serra Veronica Allende Serra	Director	February 27, 2009

/s/ Nicolás Galperín Nicolás Galperín	Director	February 27, 2009

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 27, 2009

/s/ Martin de los Santos Martin de los Santos	Director	February 27, 2009

MercadoLibre Inc.
Consolidated Financial Statements
as of December 31, 2008 and 2007
and for the three years in the period
ended December 31, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of MercadoLibre, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, management has excluded Classified Media Group and its subsidiaries and DeRemate Operations from its assessment of internal control over financial reporting as of December 31, 2008 because those businesses were acquired by the Company in a purchase business combination during the year ended December 31, 2008.

Price Waterhouse & Co. S.R.L.
By:	/s/ Juan Carlos Grassi Juan C. Grassi
Buenos Aires, Argentina
February 25, 2009

MercadoLibre Inc.
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$17,474,112	$15,677,407
Short-term investments	31,639,400	52,300,007
Accounts receivable, net	3,856,392	3,211,252
Funds receivable from customers	2,322,416	29,162,763
Prepaid expenses	426,869	283,477
Deferred tax assets	1,628,871	3,445,101
Other assets	2,953,164	894,163

Total current assets	60,301,224	104,974,170
Non-current assets:
Long-term investments	9,218,153	1,323,789
Property and equipment, net	5,940,160	4,143,204
Goodwill and intangible assets, net	72,911,546	23,428,646
Deferred tax assets	14,270	269,596
Other assets	8,353,396	353,395

Total non-current assets	96,437,525	29,518,630

Total assets	$156,738,749	$134,492,800

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,941,173	$9,278,138
Funds payable to customers	14,727,891	16,418,177
Social security payable	4,387,943	3,778,236
Taxes payable	4,989,704	2,493,749
Loans payable and other financial liabilities	14,963,421	9,713,227
Provisions	299,753	69,979

Total current liabilities	56,309,885	41,751,506
Non-current liabilities:
Social security payable	339,854	—
Loans payable	3,050,061	—
Deferred tax liabilities	2,556,120	—
Other liabilities	1,058,848	1,068,155

Total non-current liabilities	7,004,883	1,068,155

Total liabilities	$63,314,768	$42,819,661

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,070,367 and 44,226,563 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively (Note 9)	44,071	44,227
Additional paid-in capital	119,807,007	121,890,138
Accumulated deficit	(15,552,256)	(34,363,917)
Accumulated other comprehensive (loss) income	(10,874,841)	4,102,691

Total shareholders’ equity	93,423,981	91,673,139

Total liabilities and shareholders’ equity	$156,738,749	$134,492,800

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Income
For the three years ended December 31, 2008

	Year Ended December 31,
	2008	2007	2006

Net revenues	$137,022,620	$85,126,341	$52,058,890
Cost of net revenues	(27,536,573)	(18,272,940)	(12,085,648)

Gross profit	109,486,047	66,853,401	39,973,242

Operating expenses:
Product and technology development	(7,307,008)	(4,369,376)	(3,066,304)
Sales and marketing	(39,975,307)	(27,598,683)	(23,358,510)
General and administrative	(22,759,931)	(13,223,522)	(8,150,499)
Compensation Cost related to acquisitions (Note 6)	(1,919,870)	—	—

Total operating expenses	(71,962,116)	(45,191,581)	(34,575,313)

Income from operations	37,523,931	21,661,820	5,397,929

Other income (expenses):
Interest income and other financial gains	1,822,385	1,609,403	520,508
Interest expense and other financial charges	(8,442,427)	(2,737,901)	(1,743,315)
Foreign currency loss	(1,531,144)	(3,106,515)	(391,981)
Other income (expenses), net	73,159	(3,006,416)	(1,468,220)

Net income before income / asset tax expense	29,445,904	14,420,391	2,314,921

Income / asset tax expense	(10,634,243)	(4,727,451)	(1,242,838)

Net income	$18,811,661	$9,692,940	$1,072,083

Accretion of preferred stock	—	(309,299)	(494,878)

Net income available to common shareholders	$18,811,661	$9,383,641	$577,205

	Year Ended December 31,
	2008	2007	2006 (1)
Basic EPS
Basic net income per share	$0.43	$0.22	$0.01

Weighted average shares	44,239,443	25,149,405	13,149,139

Diluted EPS
Diluted net income per common share	$0.42	$0.22

Weighted average shares	44,348,950	25,478,336

(1)	For the year ended December 31, 2006 the diluted EPS is equal to the Basic EPS
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the three years ended December 31, 2008

								Accumulated
				Additional		Preferred		other
	Comprehensive	Common stock		paid-in	Treasury	stock	Accumulated	comprehensive
	income	Shares	Amount	capital	Stock	warrants	deficit	income (loss)	Total
Balance as of December 31, 2005		13,095,863	$130,959	$3,149,663	$—	$—	$(45,126,900)	$(560,542)	$(42,406,820)

Stock options exercised		71,119	711	6,396	—	—	—	—	7,107
Stock-based compensation — stock options		—	—	33,223	—	—	—	—	33,223
Accretion of mandatorily redeemable convertible preferred stock		—	—	(494,878)	—	—	—	—	(494,878)
Net income	1,072,083	—	—	—	—	—	1,072,083	—	1,072,083
Currency translation adjustment	1,142,842	—	—	—	—	—	—	1,142,842	1,142,842
Unrealized net gains on investments	102,330	—	—	—	—	—	—	102,330	102,330
Realized net gain on investments	(184,094)	—	—	—	—	—	—	(184,094)	(184,094)

Comprehensive income	2,133,161

Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$—	$—	$(44,054,817)	$500,536	$(40,728,207)

Shares issued in 2000 and 2001 (1)		204,000	2,040	—	—	—	(2,040)	—	—
Stock options exercised		483,470	4,835	33,742	—	—	—	—	38,577
Stock-based compensation — stock options		—	—	15,477	—	—	—	—	15,477
Stock-based compensation — restricted shares		—	—	15,966	—	—	—	—	15,966
Accretion of mandatorily redeemable convertible preferred stock		—	—	(309,299)	—	—	—	—	(309,299)
Change in par value of common stock		—	(124,690)	124,690	—	—	—	—	—
Issuance of common stock		3,000,000	3,000	49,570,239	—	—	—	—	49,573,239
Conversion of mandatorily redeemable convertible preferred stock into common stock preferred stock		27,187,838	27,188	64,358,656	—	—	—	—	64,385,844
Reclassification of warrants		—	—	—	—	4,636,456	—	—	4,636,456
Exercise of warrants		184,273	184	5,386,263	—	(4,636,456)	—	—	749,991
Net income	9,692,940	—	—	—	—	—	9,692,940	—	9,692,940
Currency translation adjustment	3,755,601	—	—	—	—	—	—	3,755,601	3,755,601
Unrealized net gains on investments	153,876	—	—	—	—	—	—	153,876	153,876
Realized net gain on investments	(307,322)	—	—	—	—	—	—	(307,322)	(307,322)

Comprehensive income	13,295,095

Balance as of December 31, 2007		44,226,563	$44,227	$121,890,138	$—	$—	$(34,363,917)	$4,102,691	$91,673,139

(1)	These shares were issued in 2000 and 2001, but were not recorded until 2007. The amounts are immaterial to revise prior years financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the three years ended December 31, 2008

								Accumulated
				Additional		Preferred		other
	Comprehensive	Common stock		paid-in	Treasury	stock	Accumulated	comprehensive
	income	Shares	Amount	capital	Stock	warrants	deficit	income (loss)	Total
Balance as of December 31, 2007		$44,226,563	$44,227	$121,890,138	$—	$—	$(34,363,917)	$4,102,691	$91,673,139

Stock options exercised and restricted shares issued		93,504	94	82,995	—	—	—	—	83,089
Stock-based compensation — stock options		—	—	4,719	—	—	—	—	4,719
Stock-based compensation — restricted shares		—	—	105,560	—	—	—	—	105,560
Stock -based compensation LTRP		—	—	321,568	—	—	—	—	321,568
Repurchase of Treasury Stock		—	—	—	(2,598,223)	—	—	—	(2,598,223)
Retirement of Treasury Stock		(249,700)	(250)	(2,597,973)	2,598,223	—	—	—	—
Net income	18,811,661	—	—	—	—	—	18,811,661	—	18,811,661
Currency translation adjustment	(14,923,284)	—	—	—	—	—	—	(14,923,284)	(14,923,284)
Unrealized net gains on investments	3,642	—	—	—	—	—	—	3,642	3,642
Realized net gain on investments	(57,890)	—	—	—	—	—	—	(57,890)	(57,890)

Comprehensive income	3,834,129

Balance as of December 31, 2008		$44,070,367	$44,071	$119,807,007	$—	$—	$(15,552,256)	$(10,874,841)	$93,423,981

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Cash Flows
For the three years ended December 31, 2008

	Year Ended December 31,
	2008	2007	2006

Cash flows from operations:
Net income	$18,811,661	$9,692,940	$1,072,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,335,673	2,307,649	2,016,939
Foreign currency gains	(7,827,112)	—	—
Interest expense	300,368	—	96,833
Realized gains on investments	(1,232,036)	(845,398)	(184,094)
Unrealized losses (gains) on investments	57,293	(228,877)	(46,926)
Stock-based compensation expense — stock options	4,719	15,477	33,223
Stock-based compensation expense — restricted shares	105,560	15,966	—
Stock-based compensation LTRP	839,303	—	—
Change in fair value of warrants	—	3,045,992	1,269,377
Deferred income taxes	446,287	(198,368)	(1,291,549)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	4,026,218	(736,431)	403,075
Funds receivable from customers	26,573,209	(15,517,486)	(6,026,226)
Prepaid expenses	(153,582)	56,399	(207,130)
Other assets	(1,415,575)	(967,264)	167,593
Accounts payable and accrued expenses	10,610,141	4,282,955	4,651,264
Funds payable to customers	2,294,847	5,423,976	4,704,108
Provisions	(1,277,664)	(274,101)	(559,734)
Other liabilities	(952,169)	689,154	59,518

Net cash provided by operating activities	54,547,141	6,762,583	6,158,354

Cash flows from investing activities:
Purchase of investments	(110,056,368)	(75,267,070)	(4,944,956)
Proceeds from sale and maturity of investments	116,574,567	29,765,780	2,184,822
Payment for businesses acquired, net of cash acquired	(39,181,473)	—	—
Purchase of intangible assets	(58,238)	(28,748)	(346,365)
Purchases of property and equipment	(4,904,991)	(3,058,813)	(2,097,555)

Net cash used in investing activities	(37,626,503)	(48,588,851)	(5,204,054)

Cash flows from financing activities:
Increase in short term debt	—	8,883,104	—
Decrease in short term debt	(9,137,223)	—	(2,058)
Loans paid	—	(9,000,000)	(3,000,000)
Repurchase of Treasury Stock	(2,598,223)	—	—
Stock options exercised	83,089	38,576	7,107
Exercise of warrants	—	749,991	—
Issuance of common stock	—	49,573,239	—

Net cash (used in ) provided by financing activities	(11,652,357)	50,244,910	(2,994,951)

Effect of exchange rate changes on cash and cash equivalents	(3,471,576)	115,738	203,840

Net (decrease) increase in cash and cash equivalents	1,796,705	8,534,380	(1,836,811)
Cash and cash equivalents, beginning of the year	15,677,407	7,143,027	8,979,838

Cash and cash equivalents, end of the year	$17,474,112	$15,677,407	$7,143,027

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Cash Flows
For the three years ended December 31, 2008

	Year Ended December 31,
	2008	2007	2006

Supplemental cash flow information:
Cash paid for interest	$7,138,402	$1,572,909	$851,667
Cash paid for income taxes	$7,921,206	$3,864,908	$1,916,975

Non-cash financing activities:
Accretion of preferred stock	$—	$309,299	$494,878
Conversion of mandatorily redeemable convertible preferred stock into common stock	$—	$64,385,844	$—
Reclassifications of warrants	$—	$4,636,456	$—

Acquisition of DeRemate and Classified Media Group:
Cash and cash equivalents	$691,632	$—	$—
Funds receivable from customers	$117,473	$—	$—
Accounts receivable	6,569,098	—	—
Tax credits	604,419	—	—
Other current assets	918,856	—	—
Non current assets	504,927	—	—

Total assets acquired	9,406,405	—	—

Accounts payable and accrued expenses	4,578,830	—	—
Funds payable to customers	146,191	—	—
Taxes payable	1,204,479	—	—
Social security payable	395,112	—	—
Other liabilities	1,590,371	—	—
Non current liabilities	14,000	—	—
Provisions	1,548,391	—	—

Total liabilities assumed	9,477,374	—	—

Net assets acquired	(70,969)	—	—

Goodwill	52,638,036	—	—
Trademarks	5,622,188	—	—
Customer lists	1,227,600	—	—
Non compete agreement	573,484	—	—
Deferred income tax on intangible assets	(2,598,145)	—	—

Total purchase price	57,392,193	—	—

Cash and cash equivalents acquired	(691,632)	—	—

Payment for businesses acquired, net of cash acquired	$39,181,473	$—	$—

Seller financing for DeRemate business acquisition (1)	$17,519,088	$—	$—

(1)	The Seller financing for DeRemate business acquisition is presented net of working capital adjustment (See note 6 for more details)
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
1.	Nature of Business
MercadoLibre Inc. (the “Company”) is a marketplace manager. The Company’s mission is to build an online marketplace that enables practically anyone to trade almost anything in Latin America, helping to make inefficient markets more efficient.
The Company operates in several reporting segments. The MercadoLibre marketplace segments include Brazil, Argentina, Mexico, Venezuela and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru and Uruguay). The MercadoPago segment includes our regional payments platform consisting of our MercadoPago business available in Brazil, Argentina, Mexico and Other countries (Chile, Colombia, and Venezuela).
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
1.	Nature of Business (Continued)
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
In November of 2005, the Company acquired certain operations DeRemate.com Inc., a regional competing online marketplace, including all of its operations in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela and the majority of the shares of the capital stock of its subsidiaries (except for its Argentine and Chilean subsidiaries, which were operated under the control of certain previous stockholders of DeRemate), for an aggregate purchase price of $12.1 million, net of cash and cash equivalents acquired.
During 2006, the online classified advertisements service platform was expanded to include real estate. Much in the same way as with motor vehicles, vessels and aircrafts, purchases of real estate, require physical inspection of the property and is therefore a business more suited to a classifieds model. For real estate listings, in addition to posting their contact information, individual owners or real estate agents can also upload pictures and videos of the property for sale and include maps of the property’s location and layout.
During 2006, the Company launched several initiatives to improve its platform and expand its reach. Particularly relevant were the launch of a new platform for eShops, to attract lower rotation items and increase the breadth of products offered, the introduction of user generated information guides for buyers that improve the shopping experience, and the expansion of the online classifieds model by adding a services category. In terms of geographic expansion, the Company launched sites in Costa Rica, the Dominican Republic, and Panama.
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
In January 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operated an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The purchase price for the shares of CMG and its subsidiaries was $19 million, subject to certain escrows and working capital adjustment clauses.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
1.	Nature of Business (Continued)
In September 2008, the Company completed the acquisition of DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. for an aggregate purchase price of $ 37.6 million. We also purchased certain URLs, domains, trademarks, databases and intellectual property rights related to those businesses for $ 2.4 million. The total purchase price was subject to certain set off rights and working capital adjustment clauses.
As of December 31, 2008, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia.
2.	Summary of Significant Accounting Policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 98% of the consolidated totals during 2008, 2007 and 2006. Long-lived assets located in the foreign operations totaled $92,268,840 and $25,670,051 as of December 31, 2008 and 2007, respectively. Cash and cash equivalents as well as short-term investments, totaling $49,113,512 and $67,977,414 at December 31, 2008 and 2007, respectively, are mainly located in the United States of America.
Use of estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts, depreciation, amortization, impairment and useful lives of long-lived assets, impairment of goodwill and other indefinite lived intangible assets, compensation cost related to cash and share-based compensation and restricted shares, recognition of current and deferred income taxes and contingencies. Actual results could differ from those estimates.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase, consisting primarily of debt securities and certificates of deposit, to be cash equivalents. Cash equivalents are stated at amortized cost plus accrued interest.
Investments
Securities classified as available-for-sale are recorded at fair market value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit). Investments classified as held-to-maturity are recorded at amortized cost with interest income recorded in earnings. Investments are classified as current or non-current depending on their maturity dates and availability to fund operations.
Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. The adoption of FAS 157 did not have a material impact on the consolidated results of operations or financial condition. See note 8 for further details.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Concentration of credit risk (Continued)
During the years ended December 31, 2008, 2007, and 2006, no customers accounted for more than 10% of net revenues. As of December 31, 2008 and 2007, no customers accounted for more than 10% of accounts receivables, net.
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
Transfer of Financial Assets
During 2008, the Company has sold funds receivable from customers comprised by credit cards coupons to financial institutions. These transactions were accounted for as a true sale according to Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125”. This standard establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1)the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received (3) the transferor does not maintain effective control over the transferred assets. As all the conditions were met the Company derecognizes the financial assets from its balance sheet.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Goodwill and intangible assets, net
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased customer lists, trademarks, licenses and non-compete agreements. Identifiable intangible assets with definite useful life, are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to five years. Certain trademarks with indefinite useful life are not subject to amortization, but are subject to at least an annual assessment for impairment, applying a fair-value based test.
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
Goodwill and certain indefinite live trademarks are reviewed at least annually for impairment. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Cash flow projections used are based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The average discount rate used is 22.6% which reflects the Company’s real weighted average cost of capital. Key drivers in the analysis include Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in the Company’s market share.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
If the carrying amount of the reporting unit exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods and management’s assessment of each reporting unit fair value materially exceeds its carrying value.
Revenue Recognition
The Company’s net revenues are derived primarily from final value fees calculated as a percentage of the final sales transaction value, from listing fees, from optional feature fees, and from payment services processing fees; and to a much lesser extent, from online advertising and eShops fees.
Revenues are recognized when evidence of an arrangement exists, the fee is fixed or determinable, no significant obligation remains and collection of the receivable is reasonably assured.
Revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded at the seller’s specified fixed price or the highest bid in the case of an auction at the end of the transaction term.
Advertising revenues, which are principally derived from the sale of banners or sponsorship on the sites, are recognized as the impressions are delivered.
Revenues related to listing fees, optional feature fees, eShops fees and certain classified advertising fees are recognized ratably over the estimated period of the auction. Revenues resulting from a payment processing transaction are recognized once the transaction is completed.
Derivative Financial Instruments
During November and December 2008, the Company entered into written put options of its own stock. Those derivative financial instruments are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded in the statement of income as interest income and other financial gains. The Company accounts for its written put options pursuant to Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The liabilities associated with the derivative instruments are recorded at fair value in current liabilities in the consolidated balance sheet. See “Note 18 — Share Repurchase Program” for a full description of derivative financial instrument activities and related accounting policies.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Share-based payments
Stock options, restricted and additional shares and shares granted under the long term retention plan (“LTRP”) are accounted for at their grant date fair value.
Fair value of stock options is calculated using the Black-Scholes option pricing model. This calculation is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from historical amounts.
Fair value of restricted and additional shares and shares granted under the LTRP is calculated by the grant date price of the Company’s shares.
Compensation cost is recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.
Taxes on revenues
The Company subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of net revenues and totaled $8,179,443, $5,064,264, and $2,925,624 for the years ended December 31, 2008, 2007 and 2006, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $22,512,409, $17,134,300, and $13,788,791 for the years ended December 31, 2008, 2007 and 2006, respectively.
Comprehensive Income
Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities.
Mandatorily Redeemable Convertible Preferred Stock
As of December 31, 2008 all shares of Preferred Stock has been converted to the same class of Common Stock. Before the Initial Public Offering (See notes 10 and note 21 for more details), the carrying value of mandatorily redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount equals the redemption amount at the redemption date. These increases were affected through charges against the Company’s additional-paid-in capital with effect on net income available to common shareholders and earnings per share.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation
All of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity (deficit). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency loss” and amounted to $(1,531,144), $(3,106,515) and $(391,981) for the years ended December 31, 2008, 2007 and 2006, respectively.
Income and Asset Taxes
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
The Company is subject to a Mexican business flat tax called “Impuesto Empresarial a Tasa Unica” (“IETU”) enacted in 2008. The Company pays the higher of IETU or income tax. Although the Company’s Mexican subsidiary had net operating loss carryforward (NOL’s) as of December 31, 2008, it had to pay IETU for the year ended December 31, 2008. Once NOL’s are consumed, the Company expects to accrue and pay income tax only. The effect of IETU has been included in the income / asset tax expense line for the year ended December 31, 2008 for approximately $807,407.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Uncertainty in Income Taxes
On January 1, 2007 the Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement 109. FIN 48 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The adoption of FIN 48 had no significant impact on the Company’s consolidated financial statements.
The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2002 primarily include the U.S., Argentina, Brazil, Mexico and Venezuela.
The company classifies interest and penalties in the statement of income in income / asset tax expense.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
3. Determination of the useful life of intangible assets
In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible” (“FSP 142-3”). Under FSP 142-3, for renewable intangible assets acquired in fiscal years beginning after December 15, 2008, an entity should consider its own historical experience in renewing or extending similar arrangements when developing its assumptions about renewals or extensions used to determine the useful life of an intangible asset; however, these assumptions should be adjusted for the entity specific factors in paragraph 11 of FAS 142. In the absence of that experience, an entity should consider the assumptions that market participants would use about renewals or extensions (consistent with the highest and best use of the asset by market participants), adjusted for the entity specific factors in paragraph 11 of FAS 142. The Company will evaluate the impact of FSP 142-3 on its consolidated financial statements.
4. Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued Statement of Financial Accounting Standards No.162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board believes that the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
5. Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued Financial Standard Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Issue 03-6 provides guidance on share-based payment awards that contain a right to receive dividends declared on the common stock of the issuer that are fully vested. However, in Issue 2(a) the Task Force declined to provide guidance on share-based payment awards that were not fully vested (that is, awards for which the requisite service had not yet been rendered). This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The implementation of this standard will not have an impact on the Company’s consolidated financial statements.
6. Determination of the fair value of financial assets
In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.
3.	Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the year by the weighted average number of common shares outstanding during the year.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
3.	Net income per share (Continued)
Net income available to common shareholders is computed by deducting from net income accretion of preferred stock.
The Company’s mandatorily redeemable convertible preferred stock outstanding up to August 15, 2007 was a participating security. Accordingly, net income for the years ended December 31, 2007 and 2006 was allocated between common stock and preferred stock under the “two class method” for purposes of computing basic earnings per share. Subsequent to conversion, on August 15, 2007, the common shares issued were included in the weighted average calculation of shares outstanding used for both basic and diluted earnings per share.
Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and restricted shares under the Company’s stock based compensation plans. For diluted earnings per common share, net income for the years ended December 31, 2008, 2007 and 2006 was also allocated between common stock and preferred stock under the “two class method” because assuming that mandatorily redeemable convertible preferred stock is fully converted into common stock would result in the same dilutive effect.
The following table shows how net income is allocated using the two-class method for earnings per common share:

	Year Ended December 31,
	2008		2007		2006
					Basic and
	Basic	Diluted	Basic	Diluted	Diluted

Net income	$18,811,661	$18,811,661	$9,692,940	$9,692,940	$1,072,083

Accretion of preferred stock	—	—	(309,299)	(309,299)	(494,878)

Net income available to common shareholders	$18,811,661	$18,811,661	$9,383,641	$9,383,641	$577,205

Net income available to common shareholders attributable to preferred stock	—	—	(3,772,510)	(3,734,758)	(389,047)

Net income available to common shareholders attributable to common stock	$18,811,661	$18,811,661	$5,611,131	$5,648,883	$188,158

MercadoLibre Inc.
Notes to Consolidated Financial Statements
3.	Net income per share (Continued)
Net income per share of common stock is as follows for the years ended December 31, 2008, 2007 and 2006:

	Three Months Ended December 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Diluted

Net income available to common shareholders per common share	$0.43	$0.42	$0.22	$0.22	$0.01

Numerator:
Net income available to common shareholders	$18,811,661	$18,811,661	$5,611,131	$5,648,883	$188,158

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,239,443	44,239,443	25,149,405	25,149,405	13,149,139
Adjustment for stock options	—	98,507	—	328,931	—
Adjustment for restricted shares	—	498	—	—	—
Adjustment for additional shares	—	10,502	—	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,239,443	44,348,950	25,149,405	25,478,336	13,149,139

The calculation of diluted net income per common share excludes all anti-dilutive shares. For the years ended December 31, 2008, 2007 and 2006, the numbers of anti-dilutive shares are as follows:

	Year Ended December 31,
	2008	2007	2006
Anti-dilutive shares
Warrants	—	114,603	184,272
Restricted shares	3,082	3,895	—
Stock Options	—	—	652,457
Shares granted under LTRP	21,591	—	—

	24,673	118,498	836,729

4.	Short-term and long-term investments
The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2008	2007
Short-term investments
Time Deposits	$21,365,613	$14,554,229
Commercial Papers	—	12,996,502
Money Market Funds	2,408,294	24,749,276
Bond Mutual Funds	1,530,034	—
Treasury Bills	6,335,459	—

Total	$31,639,400	$52,300,007

Long-term investments
Arias Trust (1)	3,287,823	—
Time Deposits	2,559,465	—
Corporate Debt Securities	3,370,865	1,323,789

Total	$9,218,153	$1,323,789

(1)
As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet (See note 16 — Other Commitments).

MercadoLibre Inc.
Notes to Consolidated Financial Statements
4.	Short-term and long-term investments (Continued)
The Company has classified its investments in money market funds as available-for-sale securities.
Available-for-sale securities are stated at market value, with unrealized gains and losses reflected, net of tax, as other comprehensive income in shareholders’ equity (deficit). Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.
Unrealized gains of available-for-sale securities, net of tax, were $3,642, $153,876 and $102,330 for the years ended December 31, 2008, 2007 and 2006, respectively. These investments do not have a maturity date.
Time deposits, commercial papers, corporate debt securities and sovereign debt securities are considered held-to-maturity securities. Interest Income on held to maturity securities were $1,116,853, $766,953, and $46,926 for the years ended December 31, 2008, 2007 and 2006. The short-term held-to-maturity securities mature on several dates between January and December 2009. The long-term held-to-maturity securities mature no longer than May 2011.
The book value of held-to-maturity securities approximates their respective fair value and consequently there are no significant unrecognized gains or losses.
5.	Balance sheet components

	December 31,	December 31,
	2008	2007
Accounts receivable, net:

Users	$9,664,598	$7,975,231
Credit cards and other means of payments	1,471,203	1,294,136
Advertising	1,203,710	489,146
Others debtors	27,008	65,164

	12,366,519	9,823,677

Allowance for doubtful accounts	(8,510,127)	(6,612,425)

	$3,856,392	$3,211,252

MercadoLibre Inc.
Notes to Consolidated Financial Statements
5.	Balance sheet components (Continued)

	December 31,	December 31,
	2008	2007
Funds receivable from customers
Credit cards and other means of payments	$2,489,436	$29,751,867
Allowance for chargebacks	(167,020)	(589,104)

	$2,322,416	$29,162,763

	December 31,	December 31,
	2008	2007
Other current assets:
VAT credits	$681,660	$315,167
Restricted assets	358,900	—
Other taxes	931,348	317,731
Other	981,256	261,265

	$2,953,164	$894,163

	December 31,	December 31,
	2008	2007
Other non current assets:
Foreign currency effect on assets (1)	$7,827,112	$—
Other	526,284	353,395

	$8,353,396	$353,395

(1)
For the year ended December 31, 2008, the Venezuelan subsidiaries maintained a foreign currency denominated asset in the form of US dollar denominated cash and cash equivalents. In accordance with the Company’s stated accounting policy, this investment should first be re-measured into its functional currency “Bolivares Fuertes”. Upon re-measurement into its functional currency, the investment will then be translated into the reporting currency of the Company (US Dollar). In accordance with paragraph 27a of FAS 52 “Foreign Currency Translation”, the asset was re-measured at the December 31, 2008 parallel exchange rate of 5.4 “Bolivares Fuertes” per US dollar. Further, in accordance with paragraph 27b of FAS 52, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at December 31, 2008 is the official rate of 2.15 “Bolivares Fuertes” per US dollar. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Accordingly, the asset is the result of applying the Company’s accounting policy for the related asset.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
5.	Balance sheet components (Continued)

	Estimated
	useful life	December 31,	December 31,
	(years)	2008	2007
Property and equipment, net:
Equipment	3-5	$10,636,641	$8,182,697
Furniture and fixtures	3-5	2,413,000	1,646,746
Software	3	1,693,951	1,380,440

		14,743,592	11,209,883

Accumulated depreciation		(8,803,432)	(7,066,679)

		$5,940,160	$4,143,204

	Year Ended December 31,
	2008	2007	2006
Depreciation and amortization:
Cost of net revenues	$333,029	$103,772	$37,760
Product and technology development	2,205,369	1,854,345	1,649,865
Sales and marketing	154,130	22,772	14,525
General and administrative	643,145	326,760	314,789

	$3,335,673	$2,307,649	$2,016,939

	December 31,	December 31,
	2008	2007
Accounts payable and accrued expenses: (1)
Accounts payable	$7,980,983	$4,022,469
Accrued expenses
Advertising	2,205,954	3,132,771
Professional fees	807,577	930,331
Other expense provisions	5,941,831	1,180,740
Other current liabilities	4,828	11,827

	$16,941,173	$9,278,138

(1)	Includes $4,204,441 million related to the re-measurement of the Venezuelan subsidiaries liabilities denominated in U.S. dollars. See footnote (1) in Other non-current assets for more detail.

	December 31,	December 31,
	2008	2007

Loans payable and other financial liabilities:
Credit Card receivable-backed Loans (1)	$—	$9,710,818
Loans related to DR operations acquisition (2)	14,769,395	—
Written Puts Options	185,000	—
Other Loans	9,026	2,409

	$14,963,421	$9,713,227

MercadoLibre Inc.
Notes to Consolidated Financial Statements
5.	Balance sheet components (Continued)

	December 31,	December 31,
	2008	2007

Non current loans payable:	$3,050,061	$—

Loans related to DR operations acquisition (2)	$3,050,061	$—

(1)
Certain working capital requirements of the Company’s Payments operations in Brazil were financed through bank advancements backed by credit card receivables. The weighted average interest rate of these loans was 0.95% per month.

(2)
Due to the acquisition of DeRemate, on September 5, 2008, the Company issued to the Sellers ten (10) unsecured promissory notes having an aggregate principal amount of $18,000,000. According to the modification of terms dated February 12, 2009, these promissory notes mature as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009, (iii) 3,000,000 on December 5, 2009 and, (iv) 3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. The Seller financing for the DeRemate acquisition is presented net of working capital adjustment (See note 6 for more detail). The figures shown above include accrued interest of $250,306 and $50,061 related to the current and non-current related liabilities, respectively.

	December 31,	December 31,
	2008	2007
Accumulated other comprehensive income:
Foreign currency translation	$(10,878,483)	$4,044,801
Unrealized gains on investments	5,603	89,061
Estimated tax loss on unrealized gains on investments	(1,961)	(31,171)

	$(10,874,841)	$4,102,691

6.	Business Combinations, Goodwill and Intangible Assets
Business Combinations
The following table summarizes the acquisitions consummated by the Company during the year ended December 31, 2008. No acquisitions were consummated during the years ended December 31, 2007 and 2006.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6.	Business Combinations, Goodwill and Intangible Assets
Business Combinations (Continued)
On the acquisition date, the Company paid in cash for CMG $19,000,000.
The purchase price for the shares of CMG and its subsidiaries was $17,024,380, subject to an escrow to cover unexpected liabilities and working capital adjustments. In addition, acquisition costs amounting to $ 204,424 which were considered in the purchase price allocation as part of the aggregate purchase price. On May 7, 2008, the Company paid $150,000 related to certain working capital adjustments. On the Closing Date, an aggregate of $1,975,620, was placed into an escrow account for a period of twelve (12) months after the Closing Date, in order to secure the obligations of the former CMG shareholders that remained as managers, pursuant to each of their respective employment agreements.
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
As of December 31, 2008, the compensation expense related to the escrow release was included in “Compensation costs related to acquisitions” within operating expenses, for a total amount of $1,919,870. This compensation expense was fully accrued in the first half of 2008.
The following table summarizes the allocation of the cash paid in the acquisition:

Purchase Price	$17,024,380
Post-closing working capital adjustments	150,000
Direct cost of the business combination	204,424

Total aggregate purchase price	$17,378,804

Compensation Cost	1,919,870

Total Cash paid	$19,298,674

As from the acquisition date in January 2008, the acquired company results of operations have been included in the Company’s income statement.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6.	Business Combinations, Goodwill and Intangible Assets
Business Combinations (Continued)
The following table summarizes an allocation of the purchase price for the companies acquired in the transaction (in thousands):

		Post	Net Tangible	Identifiable	Deferred		Aggregate
		Acquisition	Assets /	Intangible	Tax		Purchase
Company Name	Country	Ownership	(Liabilities)	Assets	Liabilities	Goodwill	Price

CMG Classified Media Group Inc.	Panama	100%	$846.3	$—	$—	$—	$846.3
Venecapital Group Inc.	Panama	100%	(26.8)	—	—	—	(26.8)
Grupo Veneclasificados C.A.	Venezuela	100%	(125.4)	4,934.2	(1,727.0)	11,442.0	14,523.8
Clasificados Internacionales S.A.	Panama	100%	(44.8)	—	—	—	(44.8)
ColClasificados S.A.	Colombia	100%	36.4	688.0	(240.8)	1,595.5	2,079.1
Clasificados Florida LLC	USA	100%	1.2	—	—	—	1.2

Total			$686.9	$5,622.2	$(1,967.8)	$13,037.5	$17,378.8

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
b) DeRemate Operations
On September 5, 2008, the Company completed, through one of its subsidiaries, Hammer.com, LLC, the acquisition of all of the issued and outstanding shares of capital stock of DeRemate.com de Argentina S.A., a company organized under the laws of Argentina (“DR Argentina”), DeRemate.com Chile S.A., a company organized under the laws of Chile (“DR Chile”), Interactivos y Digitales México S.A. de C.V., a company organized under the laws of Mexico (“ID Mexico”) and Compañía de Negocios Interactiva de Colombia E.U., a company organized under the laws of Colombia (“CNI Colombia” and together with DR Argentina, DR Chile, and ID Mexico, the “Acquired Entities” or “DeRemate”). Also, on September 5, 2008, the Company entered into an asset purchase agreement to acquired certain URLs, domain names, trademarks, databases and intellectual property rights that are used or useful in connection with the online platforms of the Acquired Entities. The Acquired Entities operate online trading platforms in Argentina (www.deremate.com.ar), Chile (www.deremate.cl), Mexico (www.dereto.com.mx) and Colombia (www.dereto.com.co).

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6.	Business Combinations, Goodwill and Intangible Assets (Continued)

Business Combinations (Continued)

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

On February 12, 2009 we agreed to modify the maturity conditions of the promissory note as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009 (iii) 3,000,000 on December 5, 2009 and (iv) 3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity. In addition, on that date we finished the purchase price allocation period and the Company agreed with the Sellers a working capital adjustment for $480,912 to be paid by the Sellers to the Company.

The Sellers and certain of their affiliates have also agreed to enter into certain non-compete agreements with the Company for 5 years.

The Company’s statement of income includes the results of operations of the acquired companies from as September 1, 2008.
The following table summarizes the allocation of the cash paid and debt assumed in the acquisition:

Cash paid	22,000,000
Seller financing (1)	18,000,000
Working Capital adjustment	(480,912)
Direct cost of the business combination	494,301

Total aggregate purchase price	$40,013,389

(1)	See Note 5 – Loans payable and other financial liabilities, for more detail.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6.	Business Combinations, Goodwill and Intangible Assets (Continued)

Business Combinations (Continued)

The following table summarizes the purchase price allocation of the Acquired Entities in the transaction (in thousands):

		Post	Net Tangible	Identifiable	Deferred		Aggregate
		Acquisition	Assets /	Intangible	Tax		Purchase
Company Name	Country	Ownership	(Liabilities)	Assets	Liabilities	Goodwill	Price

DeRemate.com de Argentina S.A.	Argentina	100%	2,555.2	1,444.1	(505.4)	30,658.9	34,152.8
DeRemate.com Chile S.A.	Chile	100%	(1,978.9)	302.2	(105.8)	6,659.4	4,876.9
Compañía de Negocios Interactiva de Colombia E.U.	Colombia	100%	(753.4)	25.6	(9.0)	1,417.2	680.4
Interactivos y Digitales México S.A. de C.V.	Mexico	100%	(580.7)	29.2	(10.2)	864.9	303.2

Total			(757.8)	1,801.1	(630.4)	39,600.4	40,013.3

Assets acquired and liabilities assumed were valued at their respective carrying amounts adjusted to U.S. GAAP because management of the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and non-compete agreements for a total amount of $1,801,084. Intangible assets associated with customer list and non-compete agreements are amortized over a five year period.
The company recognized a significant amount of goodwill because the acquisition is expected to significantly expand the company’s business in Chile while strengthening the company’s leadership position in Argentina. Management expects significant synergies between both businesses to be realized, mainly through improving the monetization of DeRemate’s gross merchandise volume and by generating efficiencies in operations and technology. As a result, a significant portion of the consideration was based on the expected financial performance and the synergies of the DeRemate business acquired and not the asset value on the books of DeRemate at the time of acquisition.
Goodwill of $39,600,532 is not expected to be deductible for tax purposes.
The results of operations for periods prior to the acquisition for each acquisition, both individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma results of operations have not been presented.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6.	Business Combinations, Goodwill and Intangible Assets (Continued)

Business Combinations (Continued)

The following table summarizes the net tangible assets acquired in the abovementioned business combinations:

	CMG	DeRemate	Total
Cash and cash equivalents	554,739	136,893	691,632
Funds receivable from customers	—	117,473	117,473
Accounts receivable	56,613	6,512,485	6,569,098
Tax Credits	—	604,419	604,419
Other current assets	904,791	14,065	918,856
Non current assets	365,190	139,737	504,927

Total assets acquired	1,881,333	7,525,072	9,406,405

Accounts payable and accrued expenses	69,516	4,509,314	4,578,830
Funds payable to customers	—	146,191	146,191
Taxes payable	459,462	745,017	1,204,479
Social security payable	243,141	151,971	395,112
Other liabilities	—	1,590,371	1,590,371
Non current liabilities	14,000	—	14,000
Provisions	408,335	1,140,056	1,548,391

Total liabilities assumed	1,194,454	8,282,920	9,477,374

Net tangible assets (liabilities)	686,879	(757,848)	(70,969)

Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2008	2007
Indefinite lived assets
- Goodwill	$65,652,774	$23,000,467
- Trademarks	5,537,715	—
Amortizable intangible assets
- Licenses and others	1,313,901	1,352,945
- Non-compete agreement	1,051,531	731,101
- Customer list	1,534,969	597,257

Total intangible assets	$75,090,890	$25,681,770
Accumulated amortization	(2,179,344)	(2,253,124)

	$72,911,546	$23,428,646

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6.	Business Combinations, Goodwill and Intangible Assets (Continued)

Goodwill and Intangible Assets (Continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, are as follows:

	Year Ended December 31, 2008
				Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,351,542	$—	$—	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467
-Purchase of CMG	—	$—	$—	—	11,442,022	1,595,482	—	$13,037,504
-Purchase of DR Operations	—	$30,658,930	$6,659,419	864,945	—	1,417,239	—	$39,600,533
- Effect of exchange rates changes	(2,989,845)	$(3,755,785)	$(1,293,692)	(1,246,122)	—	(622,870)	(77,416)	$(9,985,730)

Balance, end of the year	$9,361,697	$26,903,145	$5,365,727	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$65,652,774

	Year Ended December 31, 2007
				Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	10,233,062	—	—	4,911,840	2,194,480	2,031,895	1,201,515	$20,572,792
- Effect of exchange rates changes	2,118,480	—	—	(12,973)	—	225,935	96,233	2,427,675

Balance, end of the year	$12,351,542	$—	$—	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467

Amortizable intangible assets
Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $364,288, $379,100, and $482,344 for the years ended December 31, 2008, 2007 and 2006, respectively.
Expected future intangible asset amortization from acquisitions completed as of December 31, 2008 is as follows:

For year ended 12/31/2008	$228,157
For year ended 12/31/2009	$414,376
For year ended 12/31/2010	$339,984
For year ended 12/31/2011	$324,059
Thereafter	$414,481

$1,721,057

7.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

The Marketplace segments include Brazil, Argentina, Venezuela, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, and Uruguay) on line market places commerce platforms. The Payments segment is the Company’s regional payments platform consisting of its MercadoPago business in Brazil, Argentina, Mexico, Chile, Colombia, and Venezuela.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
7.	Segments (Continued)

Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, headcount compensation, third party fees.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

The following tables summarize the financial performance of our reporting segments:

	Year Ended December 31, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$50,509,927	$18,254,621	$12,473,883	$21,972,235	$6,369,111	$109,579,777	$27,442,843	$137,022,620
Direct costs	(32,367,688)	(8,710,260)	(7,909,615)	(11,455,690)	(4,184,088)	(64,627,341)	(16,125,593)	(80,752,934)

Direct contribution	18,142,239	9,544,361	4,564,268	10,516,545	2,185,023	44,952,436	11,317,250	56,269,686

Operating expenses and indirect costs of net revenues								(18,745,755)

Income from operations								37,523,931

Other income (expenses):
Interest income and other financial gains								1,822,385
Interest expense and other financial charges								(8,442,427)
Foreign exchange								(1,531,144)
Other income (expenses), net								73,159

Net income before income / asset tax expense								$29,445,904

	Year Ended December 31, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$37,560,419	$11,342,792	$9,628,121	$7,084,995	$3,901,190	$69,517,517	$15,608,824	$85,126,341
Direct costs	(24,079,798)	(5,657,006)	(6,339,762)	(2,713,470)	(3,434,102)	(42,224,138)	$(10,509,002)	(52,733,140)

Direct contribution	13,480,621	5,685,786	3,288,359	4,371,525	467,088	27,293,379	5,099,822	32,393,201

Operating expenses and indirect costs of net revenues								(10,731,381)

Income from operations								21,661,820

Other income (expenses):
Interest income								1,609,403
Interest expense and other financial results								(2,737,901)
Foreign exchange								(3,106,515)
Other expenses, net								(3,006,416)

Net income before income / asset tax expense								$14,420,391

MercadoLibre Inc.
Notes to Consolidated Financial Statements
7.	Segments (Continued)

	Year Ended December 31, 2006
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$25,571,405	$7,027,681	$6,199,110	$3,292,901	$2,637,972	$44,729,069	$7,329,821	$52,058,890
Direct costs	(18,193,271)	(4,553,777)	(5,040,322)	(1,704,145)	(2,744,733)	(32,236,248)	(6,561,532)	(38,797,780)

Direct contribution	7,378,134	2,473,904	1,158,788	1,588,756	(106,761)	12,492,821	768,289	13,261,110

Operating expenses and indirect costs of net revenues								(7,863,181)

Income from operations								5,397,929

Other income (expenses):
Interest income								520,508
Interest expense and other financial results								(1,743,315)
Foreign exchange								(391,981)
Other expenses, net								(1,468,220)

Net income before income / asset tax expense								$2,314,921

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2008	2007

US long-lived tangible assets	$2,881,210	$2,091,307

Other countries long-lived tangible assets
Argentina	1,573,708	1,232,998
Brazil	596,940	699,599
Mexico	81,873	30,275
Venezuela	749,605	67,418
Other countries	56,824	21,607

	$3,058,950	$2,051,897

Total long-lived tangible assets	$5,940,160	$4,143,204

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2008	2007

US intangible assets	$35,058	$30,017

Other countries goodwill and intangible assets
Argentina	28,196,325	198,886
Brazil	9,397,304	12,423,659
Mexico	4,585,212	4,957,400
Venezuela	18,585,234	2,216,994
Other countries	12,112,413	3,601,690

	$72,876,488	$23,398,629

Total goodwill and intangible assets	$72,911,546	$23,428,646

MercadoLibre Inc.
Notes to Consolidated Financial Statements
7.	Segments (Continued)
The following table summarizes the allocation of net revenues based on geography:

	Year Ended December 31,
	2008	2007	2006

Brazil	$73,692,604	$50,260,134	$30,776,669
Argentina	$19,862,790	$12,580,873	$7,836,707
Mexico	$13,894,730	$10,700,597	$7,169,955
Venezuela	$23,123,837	$7,679,857	$3,637,587
Other countries	$6,448,659	$3,904,880	$2,637,972

Total net revenues	$137,022,620	$85,126,341	$52,058,890

8.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of December 31, 2008:

		Quoted Prices in
	Balances as of	active markets for
	December 31,	identical Assets
Description	2008	(Level 1)

Assets

Short-Term Investments

Money Market Funds	$2,408,294	$2,408,294

Liabilities

Loans payable and other financial liabilities:

Put Options	$185,000	$185,000

Total Financial Assets, Net	$2,223,294	$2,223,294

The Company’s financial assets and liabilities are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of December 31, 2008, the Company did not have any assets or liabilities obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

MercadoLibre Inc.
Notes to Consolidated Financial Statements
8.	Fair Value Measurement of Assets and Liabilities (Continued)
The unrealized net gains on short term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments as the Company’s historical cost basis is not significant.
In addition to the Money Market Funds noted above, the Company had $35,161,436 of short-term and long-term investments at December 31, 2008, which consisted of time deposits, commercial papers, sovereign debt securities and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of December 31, 2008, approximates their fair values.
As of December 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. For the years ended December 31, 2008 and 2007, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
9.	Common Stock
Authorized, issued and outstanding shares
At December 31, 2006, as stated in the Company’s Second Amended and Restated Certificate of Incorporation (the “Second Amended Certificate of Incorporation”), the Company had authorized the following classes of common stock (collectively the “Common Stock”):

Number of
Class of Common Stock	Shares
Class A	65,000,000
Class B-1	6,400,000
Class B-2	6,400,000
Class C	8,600,000
Class D-1	3,000,000
Class D-2	3,000,000
Class E-1	8,200,000
Class E-2	8,200,000

Total number of shares	108,800,000

Prior to the completion of the initial public offering (see note 21), the Company’s certificate of incorporation was amended to provide that the authorized capital stock consist of a single class of common stock. Consequently, all the outstanding common stock, were converted into shares of a single class of common stock.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
9.	Common Stock (Continued)
At December 31, 2008 and 2007, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
As of December 31, 2008 and 2007, there were 44,070,367 and 44,226,563 shares of Common Stock issued and outstanding with a par value of $0.001 per share, respectively.
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
On November 14, 2008, the Company announced that its board of directors approved a share repurchase plan. See note 18 below for more detail.
10.	Mandatorily Redeemable Convertible Preferred Stock
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
The Preferred Stock had several rights and preferences concerning dividends, redemption, conversion, liquidation and voting.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
10.	Mandatorily Redeemable Convertible Preferred Stock (Continued)
On August 15, 2007, all of the Company’s outstanding shares of Preferred Stock and different classes of common stock were converted into shares of one class of common stock.
As of December 31, 2008 and 2007, the Company has no preferred stock issued.
The following table presents a summary of the Company’s Preferred Stock activity during the years ended December 31, 2007 and 2006:

	Series
	A	B-1	B-2	C	D-1	D-2	E-1	E-2	Total

Balances at December 31, 2005	$1,661,200	$1,924,163	$4,305,336	$35,854,001	$1,860,152	$10,556,823	$6,377,054	$1,042,938	$63,581,667

Accretion	9,400	10,888	24,363	264,250	13,710	77,805	81,185	13,277	494,878

Balances at December 31, 2006	$1,670,600	$1,935,051	$4,329,699	$36,118,251	$1,873,862	$10,634,628	$6,458,239	$1,056,215	$64,076,545

Accretion	5,875	6,805	15,227	165,156	8,569	48,628	50,741	8,298	309,299

Conversión of Preferred stock	(1,676,475)	(1,941,856)	(4,344,926)	(36,283,407)	(1,882,431)	(10,683,256)	(6,508,980)	(1,064,513)	(64,385,844)

Balances at December 31, 2007	$—	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2008 and 2007, pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share.
11.	Warrants
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
11.	Warrants (Continued)
As described in Notes 10 and 21, on August 15, 2007, all preferred stock was converted into shares of one class of Common Stock. Although warrants were exercisable for preferred stock, due to the aforementioned conversion, all of the Company’s outstanding warrants had been exercised and converted into Common Stock. As of December 31, 2008 and 2007, the Company has no outstanding warrants.
Up to August 15, 2007, the conversion date, the Company recorded in “Other expenses, net” $3,045,992, of expense to reflect the increase in fair value between December 31, 2006 and the conversion date.
On August 15, 2007, all shares of Preferred Stock had been converted to the same class of Common Stock (See note 21 for details). Consequently, warrants were exercised for common stock.
12.	Compensation Plan for Outside Directors
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
Each grant of Restricted Shares vests twelve months following the first and second anniversary date. Restricted Shares are and will be granted pursuant to the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Plan (See Note 13 — Restricted Shares for discussion of accounting treatment).

MercadoLibre Inc.
Notes to Consolidated Financial Statements
12.	Compensation Plan for Outside Directors (Continued)
On August 8, 2008, the Board approved additional cash compensation for the Company’s directors who serve as a committee chair or as lead independent director. Under the terms of the plan, effective August 8, 2008, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $15,000, $12,000, $5,000 and $10,000, respectively. The Board also determined that payments of outside director’s cash and stock compensation will coincide with the Company’s annual stockholders’ meeting. As a result, beginning in 2009, the outside director’s cash compensation will be paid out in the second quarter of each year and Restricted Shares issuable to the directors during the relevant year will be issued on the date of the annual stockholder’s meeting.
13.	Stock Option Plan and Restricted Shares
Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.
Stock Options
Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At December 31, 2008, there were 298,129 shares of Common Stock available for additional awards under the Plan.
Stock-based compensation expense related to stock options for 2008 and 2007 was allocated as follows:

	Year Ended December 31,
	2008	2007	2006
Product and technology development	$768	$1,927	$8,935
Sales and marketing	1,510	4,297	19,924
General and administrative	2,441	9,253	4,364

Total	$4,719	$15,477	$33,223

Since stock option awards have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.
As of December 31, 2008, total stock-based compensation expense related to non-vested stock options not yet recognized amounts to $1,997 and the weighted-average period in which it is expected to be recognized is 2 years.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
13.	Stock Option Plan and Restricted Shares (Continued)
Stock Options (Continued)
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
The weighted-average grant date fair value of options granted during the year ended December 31, 2006 was $4.68. No stock options were granted during 2008 and 2007.
Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest. The Company also estimated expected forfeitures of stock options upon adoption of SFAS 123(R). In developing a forfeiture rate estimate, Management considered its historical experience and expectations. Actual forfeiture activity may differ from the estimated forfeiture rate.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
13.	Stock Option Plan and Restricted Shares (Continued)
Stock Options (Continued)
Stock option activity is as follows:

	2008		2007
		Weighted-		Weighted-
	Number of	average	Number of	average
	options	exercise price	options	exercise price
Outstanding, beginning of year	144,174	$1.04	633,331	$0.33
Forfeited or expired	(703)	$1.29	(4,937)	$3.95
Lapsed	—	—	(750)	0.01
Exercised	(89,552)	0.93	(483,470)	0.08

Outstanding, end of the year	53,919	1.23	144,174	1.04

Exercisable, end of the year	47,217	$1.06	122,775	$0.93

The following details the outstanding options at December 31, 2008 and 2007:

December 31, 2008				December 31, 2007
	Outstanding		Exercisable	Outstanding			Exercisable
		Weighted-average				Weighted-average
		remaining				remaining
Exercise	Number of	contractual	Number of	Exercise	Number of	contractual	Number of
price	options	life (years)	options	price	options	life (years)	options
$ 0.01	11,531	4.22	11,531	$0.01	25,299	5.51	21,713
$ 0.75	—	—	—	$0.75	48,000	2.00	48,000
$ 1.00	20,000	1.07	20,000	$1.00	30,000	2.06	30,000
$ 1.50	18,888	6.37	13,561	$1.50	33,125	7.29	17,438
$ 3.00	1,000	1.41	1,000	$3.00	4,000	2.42	4,000
$ 6.00	2,500	7.55	1,125	$6.00	3,750	8.59	1,624

	53,919	3.91	47,217		144,174	4.03	122,775

Weighted average Exercise Price				Weighted average Exercise Price
- Options outstanding			$1.23	- Options outstanding			$1.04
- Options exercisable			$1.06	- Options exercisable			$0.93

	December 31,	December 31,
	2008	2007
Aggregate intrinsic value
- Options outstanding	$818,363	$2,215,455
- Options exercisable	$724,626	$1,900,613
The aggregate intrinsic value represents the difference between the Company’s closing stock price of $16.41 as of December 31, 2008 and the exercise price multiplied by the number of options (outstanding and exercisable) as of December 31, 2008 and 2007.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
13.	Stock Option Plan and Restricted Shares (Continued)
Restricted Shares
As mentioned in Note 12, the Company granted awards to its outside directors for 3,948 Restricted Shares. Non-vested shares awarded to employees are measured at their fair value by the grant-date price of the Company’s shares.
Based on the fair value of the Company’s share at the grant date, total compensation cost for the 3,948 Restricted Shares awarded amounted to $149,470. For the year ended December 31, 2008 and 2007, the Company recognized $105,560 and $15,966, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.
In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), the additional grants for fixed amounts of $30,000 and $40,000 are classified as liabilities in the accompanying consolidated balance sheet. For the period ended December 31, 2008 and 2007, the Company recognized $115,566 and $16,283, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.
14.	Management incentive bonus plan
In September 2001, the Company implemented the 2001 Management Incentive Bonus Plan (the “Incentive Plan”) to provide incentives to, and align the interests of, senior management with the Company’s shareholders. As established in the Incentive Plan, the Company’s Chief Executive Officer, with the consent of the Board of Directors, made the initial determination as to the executives entitled to the benefits under the plan (the “Participants”) and the amounts of participation (the “Participation Percentages”). The Board of Directors administers the Incentive Plan.
Pursuant to the Incentive Plan, if the Company is sold, the Participants are entitled to receive a “sale bonus” and a “stay bonus” as follows:
•
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

•
If the purchase price is less than $20,000,000, then Participants shall be entitled to receive a stay bonus equal to 7.1% of the purchase price. Each Participant shall participate on this stay bonus based on its Participation Percentage.

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2008.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15.	Income Taxes
The components of pretax income in consolidated companies for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31,
	2008	2007	2006
United States	$(2,280,498)	$(4,702,517)	$(3,105,021)
Brazil	11,684,179	11,414,462	4,332,451
Argentina	9,903,988	3,807,411	425,235
Venezuela	7,998,791	1,765,927	1,026,325
Mexico	2,568,619	1,748,510	512,948
Other Countries	(429,175)	386,598	(877,017)

	$29,445,904	$14,420,391	$2,314,921

Income / Asset tax is composed of the following:

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
Foreign	8,149,523	5,023,182	1,916,976

	8,149,523	5,023,182	1,916,976
Deferred:
Federal	—	—	—
Foreign	1,645,474	(114,964)	(745,196)

	1,645,474	(114,964)	(745,196)

	9,794,997	4,908,218	1,171,780

Asset Tax:
Federal	—	—	—
Foreign	839,246	(180,767)	71,058

	839,246	(180,767)	71,058

Income / asset tax expense	$10,634,243	$4,727,451	$1,242,838

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2008, 2007 and 2006 to income before taxes:

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15.	Income Taxes (Continued)

	Year ended December 31,
	2008	2007	2006

Net income before income tax	$29,445,904	$14,420,391	$2,314,921
Blended income tax rate	35%	33%	38%

Provision at blended tax rate	$10,192,881	$4,749,688	$888,848
Permanent differences:
Non-deductible expenses	1,560,262	409,453	705,571
Dividends paid by subsidiaries	3,172,495	—	—
Prescription of NOLs	—	—	236,821
Non-taxable income	(2,774,711)	(145,945)	(83,625)
Currency translation	(214,950)	(293,740)	294,081
Change in valuation allowance	(1,827,217)	557,759	(869,916)
Business Combination	(362,381)	—	—
True up	48,618	(368,997)	—

Income tax expense	$9,794,997	$4,908,218	$1,171,780

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15.	Income Taxes (Continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Deferred tax assets
Allowance for doubtful accounts	$1,571,322	$1,536,360
Property and equipment, net	401,402	269,596
Accounts payable and accrued expenses	36,975	68,354
Social Security Payable	270,224	257,755
Other liabilities	1,474,360	—
Customer lists	44,422	30,395
Taxes payable	196,093	24,271
Provisions	1,310,009	587,676
Tax loss carryforwards	10,771,859	16,000,797

Total Deferred Tax assets	16,076,666	18,775,204
Valuation allowance	(11,652,192)	(14,997,188)

Net deferred tax assets	4,424,474	3,778,016

Deferred tax liabilities
Property and equipment, net	(75,265)	(32,148)
Unrealized net gains on investments	—	(31,171)
Customer lists	(401,016)	—
Non Compete Agreement	(187,338)	—
CMG Trademarks	(1,967,766)	—
Foreign Exchange Effect	(2,706,068)	—

Total Deferred Tax liabilities	(5,337,453)	(63,319)

	$(912,979)	$3,714,697

The total amount of $912,979 for the year ended December 31, 2008, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $1,628,871, $14,270 and $2,556,120, respectively.
The total amount of $3,714,697 for the year ended December 31, 2007, is disclosed in the consolidated balance sheet as current and non-current asset amounting to $3,445,101 and $269,596, respectively.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15.	Income Taxes (Continued)
As of December 31, 2008, consolidated loss carryforwards for income tax purposes were $35,171,726. If not utilized, tax loss carryforwards will begin to expire as follows:

2009	$966,906
2010	$3,396,987
2011	$615,895
2012	$199,731
Thereafter	$30,146,957

Total	$35,326,476

Upon adoption of FAS 141 (R) as from January 1, 2009, any release related to the valuation allowance related to the tax loss carryforwards of the acquired business will be allocated to net income.
16.	Commitments and Contingencies
Litigation and Other Legal Matters
As of December 31, 2008, the Company had established reserves for proceeding-related contingencies of $882,800 to cover 313 legal actions against the Company where the Company has determined that a loss is probable. As of December 31, 2008 no loss amount has been accrued over 1,900 legal actions for the aggregate amount up to $3,220,636 because a loss is not considered probable.
During the year ended December 31, 2008, the Brazilian subsidiary of the Company was sued in 140 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them. As of December 31, 2008, 281 legal actions were pending in the Brazilian ordinary courts 7 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda.,and Botelho Indústria e Distribuição Cinematográfica Ltda.) were related to alleged intellectual property infringement. The Company has determined that a loss is probable in the cases of QIX Skateboards Industria e Comercio Ltda. and Vintage Denim Ltda. and possible in the other 5 cases. In addition, during the year ended December 31, 2008, the Brazilian subsidiary of the Company received approximately 2,126 summons of legal actions filed in Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.
As of December 31, 2008, there were more than 1,940 cases still pending in these Brazilian consumer courts.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
16.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
On February, 29, 2008, Mr. Eduardo Paoletti presented a claim against the the Company’s Brazilian subsidiary and Banco do Brasil S.A. and Banco Nossa Caixa S.A., in the Forty Second Civil Court of the Central Court of the City of São Paulo. Plaintiff alleges that his personal information was used by third parties to (i) register in the Company’s Brazilian website and (ii) open bank accounts in the aforementioned banks in order to commit fraud against users of the Brazilian website. Plaintiff alleges that the Brazilian subsidiary shall be held joint and severally responsible with the other defendants for damages. Mr. Paoletti seeks compensatory and statutory damages estimated for approximately $1.8 million. The Company’s Brazilian subsidiary was summoned on June 19, 2008 and presented its defense on July 28, 2008. No amount was reserved in relation with this claim since a loss is not considered probable.
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
Litigation after December 31, 2008
As of February 20, 2009, the Company’s Brazilian subsidiary was sued in 20 other cases in Brazilian ordinary courts and 251 new cases in consumer courts. No loss amount has been accrued in connection with these actions because a loss is not considered probable.
Other contingencies
As of December 31, 2008 the Company had reserved $167,516 against some tax contingencies (other than income tax) identified in some of its subsidiaries.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
16.	Commitments and Contingencies (Continued)
Other Commitments
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 (five) floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. The total estimated contractual obligation of the Company to the Trust is $10,109,398 which will be paid over 20 months. As of December 31, 2008, the Argentine subsidiary has invested $3,287,823 in the aforementioned trust. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet.
Operating Leases
The Company has leases for office space in the various countries it operates in. Total rental expense amounted to approximately $1,735,791, $970,823, and $474,737 for the years ended December 31, 2008, 2007 and 2006, respectively.
Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2009	1,520,306
For the year ended December 31, 2010	915,870
For the year ended December 31, 2011	547,714
For the year ended December 31, 2012	143,376
Thereafter	29,623

$3,156,889

Employment Contracts
Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $1,011,000 per year, a performance based estimated bonus aggregating to approximately $612,000 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.
Additionally, the executive officers of the Company are included in the Long Term Retention Plan mentioned in note 17. Under that Plan the executive officers of the Company will receive approximately $636,000 and 6,170 shares during the next 4 years.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
17.	Long Term Retention Plan
On August 8, 2008, the Board of Directors approved an employee retention program that will be payable 50% in cash and 50% in shares, in addition to the annual salary and bonus of certain executives. Payments will be made in the first quarter on annual basis according to the following vesting schedule:
•	Year 1 (2008): 17%

•	Year 2 (2009): 22%

•	Year 3 (2010): 27%

•	Year 4 (2011): 34%
In addition, the Long Term Retention Plan (“LTRP”) has a performance condition which has been achieved at the date of these financial statements and also requires the employee to stay in the Company at the payment day. The compensation cost is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.
The total compensation cost of the LTRP amounts to approximately $2.1 million including cash and shares. The 21,591 shares granted were valued at the grant date fair value of the shares. As of December 31, 2008, the related accrued compensation expense was $832,369 corresponding $315,327 to the share portion of the award credited to Additional Paid-in Capital and $ 517,042 to the cash portion which includes the Social security payable.
18.	Share Repurchase Plan
On November 14, 2008, the Company announced that its board of directors approved a share repurchase plan authorizing the Company to repurchase, from available capital, up to $20 million of the Company’s outstanding common stock from time to time through November 13, 2009. The timing and amount of any share repurchase under the share repurchase plan will be determined by management of the Company based on market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other privately negotiated transactions and through plans designed to comply with Rules 10b-18 or 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The share repurchase plan does not require the Company to acquire any specific number of shares and may be temporarily or permanently suspended or discontinued by the Company at any time. A committee of the board of directors will reevaluate the operation of the plan each fiscal quarter.
In November 2008, the Company has repurchased in the open market 249,700 shares for a total amount of $2,590,734. The repurchased shares were accounted for as treasury stock and subsequently retired.
The Company charged the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital because it has accumulated deficit instead of retained earnings.
The direct costs incurred to acquire treasury stock have been added to the reduction of additional paid in capital.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
18.	Share Repurchase Plan (Continued)
Additionally, during November and December 2008, the Company sold written put options of its own shares as part of the Share Repurchase Plan.
The following table summarizes the written put options transactions:

Total

Number of Shares	185,000
Premium	341,508
Average Price	1.85
Commissions and other fees	(5,552)
Cash received	335,956
As of December 31, 2008, the Company held 1,850 written put option contracts for 100 shares each one. Put options can be exercised by the counterparties up to March 21, 2009 at a strike price of $10. In case all options be exercised, the Company should pay $1,850,000.
The Company accounts for its written put options pursuant to Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Those standards require that derivative instruments should be measured initially and subsequently at fair value. The liabilities associated with these derivative instruments are recorded at fair value in current liabilities in the consolidated balance sheet.
These transactions require that funds for $358,900 be restricted up to the put options maturity date.
As of December 31, 2008 the written put options fair value amounts to $185,000.
Those derivative financial instruments are not accounted for as hedges and, therefore, $156,508 -gain- representing the change in the fair value of these instruments are recorded in the income statement as interest income and other financial gains.
19.	Related Party Transactions
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

51

MercadoLibre Inc.
Notes to Consolidated Financial Statements
19.   Related Party Transactions (Continued)
Curtidos San Luis S.A.
The Company leases office space from Curtidos San Luis S.A.. Immediate family of Marcos Galperin (CEO) are managers and shareholders of the controlling company of Curtidos San Luis S.A.. During the years ended December 31, 2008, 2007 and 2006, the Company recognized expenses from Curtidos San Luis S.A. totaling $868,803, $557,836, and $309,012, respectively.
At December 31, 2008 and 2007, the amounts payable to this supplier were $nil.
eBay Inc.
On November 7, 2005 the Company obtained a secured loan granted by eBay Inc. in connection with the acquisition of DeRemate subsidiaries, under the following conditions:
•	Principal amount: $12,000,000

•	Interest Rate: 7%

•	Maturity: 5 years, or upon an issuance of securities, such as an initial public offering
During the years ended December 31, 2007 and 2006 the Company recognized $399,000 and $820,167, respectively of interest expenses from this loan which are included in interest expense and other financial charges in the accompanying consolidated statement of income. On November 6, 2006, the Company paid $851,667 of interest. On November 8, 2006, the Company prepaid $3,000,000 of principal. In August 2007, the Company repaid the total outstanding loan for $9,495,833 (including interest) with the Initial Public Offering proceeds. See more details in Note 21.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
20.	Valuation and qualifying accounts
The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2008, 2007 and 2006:

		Charged /
	Balance at	credited to		Charges	Balance
	beginning of	Net income /	DeRemate	Utilized /	at end of
	year	(loss)	acquisition	Write-offs	year
Allowance for doubtful accounts
Year ended December 31, 2006	2,839,706	5,054,643	—	(3,466,078)	4,428,271
Year ended December 31, 2007	4,428,271	5,306,423	—	(3,122,269)	6,612,425
Year ended December 31, 2008	6,612,425	8,369,652	—	(6,471,950)	8,510,127

Funds receivable from customers allowance for chargebacks
Year ended December 31, 2006	36,061	1,160,264	—	(1,005,090)	191,235
Year ended December 31, 2007	191,235	928,409	—	(530,541)	589,104
Year ended December 31, 2008	589,104	64,839	—	(486,923)	167,020

Tax valuation allowance
Year ended December 31, 2006	14,010,011	460,986	—	(1,330,902)	13,140,096
Year ended December 31, 2007	13,140,096	3,880,190	—	(2,023,098)	14,997,188
Year ended December 31, 2008	14,997,188	(1,507,873)	(1,837,123)	—	11,652,192

Contingencies
Year ended December 31, 2006	211,713	525,789	—	(244,337)	493,165
Year ended December 31, 2007	493,165	2,024,946	—	(1,499,580)	1,018,531
Year ended December 31, 2008	1,018,531	—	—	31,785	1,050,316
21.	Initial Public Offering
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
21.	Initial Public Offering (Continued)
The consolidated financial statements as of and for the year ended December 31, 2007, including share and per share amounts, include the effects of the offering as follows:
•	sale of 3,000,000 shares of common stock, net of underwriting discount and offering expenses,

•	conversion of all of the Company’s outstanding shares of Preferred Stock and different classes of common stock into shares of one class of common stock,

•	final adjustment to fair value and reclassification from liability to equity of all of the Company’s outstanding warrants,

•	issuance of 184,273 shares upon the exercise of the Company’s outstanding warrants.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
22.	Quarterly Financial Data (Unaudited)
The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2008, 2007 and 2006:

	Quarter ended
	March 31,		June 30,	September 30,		December 31,

2008

Net Revenues	28,840,730		34,471,508	40,260,643		33,449,739
Gross profit	22,822,449		27,570,005	32,106,781		26,986,812
Net Income	2,067,677		2,947,095	5,875,792		7,921,097
Net Income per share-basic	0.05		0.07	0.13		0.18
Net Income per share-diluted	0.05		0.07	0.13		0.17
Weighted average shares
Basic	44,227,460		44,238,166	44,290,540		44,264,906
Diluted	44,368,011		44,369,317	44,379,682		44,369,635

2007

Net Revenues	16,459,337		18,973,288	22,800,130		26,893,586
Gross profit	12,971,998		14,973,366	17,918,082		20,989,955
Net Income	994,187		590,886	2,785,474		5,322,393
Net Income per share-basic	0.02		0.01	0.07		0.13
Net Income per share-diluted	0.02		0.01	0.07		0.13
Weighted average shares
Basic	13,375,482		13,575,158	27,538,652		41,226,563
Diluted	13,375,482		13,987,128	27,685,028		41,375,907

2006

Net Revenues	10,989,133		12,382,750	13,224,610		15,462,397
Gross profit	8,472,837		9,633,122	10,058,051		11,809,232
Net Income / (Loss)	110,342		(920,886)	37,541		1,845,086
Net Income per share-basic	—		(0.08)	(0.01)		0.04
Net Income per share-diluted	(*	)	(* )	(*	)	0.04
Weighted average shares
Basic	13,114,575		13,140,100	13,141,676		13,141,728
Diluted	13,114,575		13,140,100	13,141,676		13,141,728

(*)	For the Quarters ended March 31, June 30, and September 30, 2006 the Diluted EPS is equal to the Basic EPS.
* * * *

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
2.01
Stock Purchase Agreement, or the Agreement, with 2050 Capital Group Inc., Abax Group Inc., Gabinete De Diseño Industrial Inc., Stamford One Group Ltd., EO Financial Group Inc., Meck Investments Ltd., CG Interventures Inc., Luis Carlos Uzcategui, Luis Miguel Molina, Roberto Rivas, Jorge Caldas, and CMG Classified Media Group, Inc. (3)

2.02
Stock Purchase Agreement, dated August 25, 2008, by and among Hammer.com, LLC, MercadoLibre, Inc., Hispanoamerican Educational Investments BV, S.A. La Nación, DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. (4)

2.03
Asset Purchase Agreement, dated August 25, 2008, by and among Hispanoamerican Educational Investments BV, S.A. La Nación, Intangible Assets LLC, Emprendimientos Veta, S.A., DeRemate.com USA, Inc., MercadoLibre, Inc. and Hammer.com, LLC. (4)

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock*

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Lease Agreement, dated as of March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (2) (translated from Spanish)

10.03	Amendment Agreement, dated as of November 13, 2008, to the Lease Agreement, dated March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A.* (translated from Spanish)

10.04	Lease Agreement, dated as of April 1, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish)*

10.05	Lease Agreement, dated as of May 5, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish)*

10.06	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.07	Property Lease Agreement, dated June 28, 2005, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda. (1)

10.08	Property Lease Agreement, dated as of November 1, 2004, between MercadoLivre.com Atividades de Internet Ltda. and Barros e Spitaletti Empreendimentos Ltda. (1)

10.09	Property Lease Agreement, dated of April, 1, 2008, between MercadoLivre.com Atividades de Internet Ltda. And CNA Spitaletti Construtora e Incorporadora Ltda.*

10.10	Arias Trust Contract, dated as of June 5, 2006 and amended as of May 29, 2008 (translated from Spanish)*

10.11	Management Incentive Bonus Plan of the Registrant. (2)

10.12	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

Exhibit
Number	Exhibit Title
10.13	Employment Agreements with Officers.(2)

10.14	Form of Restricted Stock Award for Outside directors. (3)

10.15	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008*

21.01	List of Subsidiaries*

23.01	Consent of Price Watherhouse & Co. S.R.L., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed Herewith

**	Furnished Herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007;

(2)	Incorporate by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008

(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008.