Form 10-Q
period 2009-03-31
MERCADOLIBRE INC
filed 2009-05-11
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33647

MercadoLibre, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	98-0212790
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
Tronador 4890, 8 th Floor
 Buenos Aires, C1430DNN, Argentina
(Address of registrant’s principal executive offices)
011-54-11-5352-8000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
44,073,967 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 1, 2009.

MERCADOLIBRE, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 — Unaudited Condensed Consolidated Financial Statements
MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	17,006,309	$17,474,112
Short-term investments	29,354,094	31,639,400
Accounts receivable, net	3,481,627	3,856,392
Funds receivable from customers	3,209,827	2,322,416
Prepaid expenses	804,176	426,869
Deferred tax assets	1,118,510	1,628,871
Other assets	2,299,824	2,953,164

Total current assets	57,274,367	60,301,224
Non-current assets:
Long-term investments	13,763,469	9,218,153
Property and equipment, net	6,730,431	5,940,160
Goodwill and intangible assets, net	71,431,003	72,911,546
Deferred tax assets	12,708	14,270
Other assets	11,686,512	8,353,396

Total non-current assets	103,624,123	96,437,525

Total assets	$160,898,490	$156,738,749

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,877,233	$16,941,173
Funds payable to customers	16,034,604	14,727,891
Social security payable	3,538,167	4,387,943
Taxes payable	4,234,491	4,989,704
Loans payable and other financial liabilities	18,490,600	14,963,421
Provisions	565,653	299,753

Total current liabilities	60,740,748	56,309,885
Non-current liabilities:
Social security payable	1,144,606	339,854
Loans payable	—	3,050,061
Deferred tax liabilities	2,370,161	2,556,120
Other liabilities	1,116,395	1,058,848

Total non-current liabilities	4,631,162	7,004,883
Total liabilities	$65,371,910	$63,314,768

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,073,967 and 44,070,367 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	44,074	44,071
Additional paid-in capital	119,904,615	119,807,007
Accumulated deficit	(10,161,080)	(15,552,256)
Accumulated other comprehensive loss	(14,261,029)	(10,874,841)

Total shareholders’ equity	95,526,580	93,423,981

Total liabilities and shareholders’ equity	$160,898,490	$156,738,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Income
For the three-month periods ended March 31, 2009 and 2008

	Three months ended March 31,
	2009	2008
	(Unaudited)
Net revenues	$32,322,501	$28,840,730
Cost of net revenues	(6,633,986)	(6,018,281)

Gross profit	25,688,515	22,822,449

Operating expenses:
Product and technology development	(2,633,419)	(1,744,511)
Sales and marketing	(10,216,177)	(9,214,659)
General and administrative	(6,071,375)	(4,947,604)
Compensation Cost related to acquisitions (Note 4)	—	(373,473)

Total operating expenses	(18,920,971)	(16,280,247)

Income from operations	6,767,544	6,542,202

Other income (expenses):
Interest income and other financial gains	929,663	749,354
Interest expense and other financial charges	(2,510,184)	(1,362,800)
Foreign currency gain / (loss)	1,875,486	(988,715)

Net income before income / asset tax expense	7,062,509	4,940,041

Income / asset tax expense	(1,671,333)	(2,872,364)

Net income	$5,391,176	$2,067,677

	Three months ended March 31,
	2009	2008
Basic EPS
Basic net income per common share	$0.12	$0.05

Weighted average shares	44,069,134	44,227,460

Diluted EPS
Diluted net income per common share	$0.12	$0.05

Weighted average shares	44,130,866	44,368,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three-month periods ended March 31, 2009 and 2008

							Accumulated
				Additional			other
	Comprehensive	Common stock		paid-in	Treasury	Accumulated	comprehensive
	income	Shares	Amount	capital	Stock	deficit	income (loss)	Total
Balance as of December 31, 2007		44,226,563	44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

Stock options exercised		938	1	4,501	—	—	—	4,502
Stock-based compensation — stock options		—	—	1,224	—	—	—	1,224
Stock-based compensation — restricted shares		—	—	20,075	—	—	—	20,075
Net income	$2,067,677	—	—	—	—	2,067,677	—	2,067,677
Currency translation adjustment	920,164	—	—	—	—	—	920,164	920,164
Unrealized net gains on investments	40,022	—	—	—	—	—	40,022	40,022
Realized net gain on investments	(91,989)	—	—	—	—	—	(91,989)	(91,989)

Comprehensive income	$2,935,874

Balance as of March 31, 2008		44,227,501	$44,228	$121,915,938	$—	$(32,296,240)	$4,970,888	$94,634,814

Stock options exercised and restricted shares issued		92,566	93	78,494	—	—	—	78,587
Stock-based compensation — stock options		—	—	3,495	—	—	—	3,495
Stock-based compensation — restricted shares		—	—	85,485	—	—	—	85,485
Stock -based compensation LTRP		—	—	321,568	—	—	—	321,568
Repurchase of Treasury Stock		—	—	—	(2,598,223)	—	—	(2,598,223)
Retirement of Treasury Stock		(249,700)	(250)	(2,597,973)	2,598,223	—	—	—
Net income	$16,743,984	—	—	—	—	16,743,984	—	16,743,984
Currency translation adjustment	(15,843,448)	—	—	—	—	—	(15,843,448)	(15,843,448)
Unrealized net gains on investments	(36,380)	—	—	—	—	—	(36,380)	(36,380)
Realized net gain on investments	34,099	—	—	—	—	—	34,099	34,099

Comprehensive income	$898,255

Balance as of December 31, 2008		$44,070,367	$44,071	$119,807,007	$—	$(15,552,256)	$(10,874,841)	$93,423,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three-month periods ended March 31, 2009 and 2008

							Accumulated
				Additional			other
	Comprehensive	Common stock		paid-in	Treasury	Accumulated	comprehensive
	income	Shares	Amount	capital	Stock	deficit	income (loss)	Total
Balance as of December 31, 2008		44,070,367	$44,071	$119,807,007	$—	$(15,552,256)	$(10,874,841)	$93,423,981

Stock-based compensation — stock options		—	—	436	—	—	—	436
Stock-based compensation — restricted shares		—	—	16,933	—	—	—	16,933
Stock -based compensation LTRP		3,600	3	80,239	—	—	—	80,242
Net income	$5,391,176	—	—	—	—	5,391,176	—	5,391,176
Currency translation adjustment	(3,382,545)	—	—	—	—	—	(3,382,545)	(3,382,545)
Realized net gain on investments	(3,643)	—	—	—	—	—	(3,643)	(3,643)

Comprehensive income	$2,004,988

Balance as of March 31, 2009		44,073,967	$44,074	$119,904,615	$—	$(10,161,080)	$(14,261,029)	$95,526,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flow
For the three-month periods ended March 31, 2009 and 2008

	Three months ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operations:
Net income	$5,391,176	$2,067,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	956,491	707,450
Interest expense	234,294	—
Realized gains on investments	(365,117)	(555,455)
Unrealized gains on investments	—	(82,368)
Stock-based compensation expense — stock options	436	1,224
Stock-based compensation expense — restricted shares	16,933	20,075
LTRP accrued compensation	205,251	—
Deferred income taxes	462,974	(495,224)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(592,602)	292,236
Funds receivable from customers	(908,809)	3,880,478
Prepaid expenses	(393,388)	(3,673,183)
Other assets	(2,465,124)	273,814
Accounts payable and accrued expenses	613,690	3,533,141
Funds payable to customers	1,322,085	(141,227)
Provisions	296,001	(383,137)
Deferred tax liabilities	(185,959)	1,670,766
Other liabilities	(78,893)	(217,596)

Net cash provided by operating activities	4,509,439	6,898,671

Cash flows from investing activities:
Purchase of investments	(33,656,429)	(48,626,371)
Proceeds from sale and maturity of investments	31,222,728	63,604,369
Payment for businesses acquired, net of cash acquired	—	(16,824,065)
Purchase of intangible assets	(918,479)	(7,344)
Purchases of property and equipment	(1,738,040)	(1,139,166)

Net cash used in investing activities	(5,090,220)	(2,992,577)

Cash flows from financing activities:
Decrease in short term debt	(57,175)	(6,216,965)
Loans received	—	9,018
Stock options exercised	—	4,502
Issuance of common stock	3	—

Net cash used in financing activities	(57,172)	(6,203,445)

Effect of exchange rate changes on cash and cash equivalents	170,150	567,871

Net decrease in cash and cash equivalents	(467,803)	(1,729,480)
Cash and cash equivalents, beginning of the period	17,474,112	15,677,407

Cash and cash equivalents, end of the period	$17,006,309	$13,947,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flow
For the three-month periods ended March 31, 2009 and 2008

	Three months ended March 31,
	2009	2008
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$2,041,212	$922,850
Cash paid for income taxes	$2,284,364	$2,647,361

Acquisition of Classified Media Group:
Cash and cash equivalents	$—	$554,739
Accounts receivable	—	56,613
Other current assets	—	904,791
Non current assets	—	365,190

Total assets acquired	—	1,881,333

Accounts payable and accrued expenses	—	69,516
Taxes payable	—	459,462
Social security payable	—	243,141
Non current liabilities	—	14,000
Provisions	—	408,336

Total liabilities assumed	—	1,194,455

Net assets acquired	—	686,878

Goodwill	—	13,037,504
Trademarks	—	5,622,188
Deferred Income Tax on Trademarks	—	(1,967,766)

Total purchase price	—	17,378,804

Cash and cash equivalents acquired	—	(554,739)

Payment for businesses acquired, net of cash acquired	$—	$16,824,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business
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
In November of 2005, the Company acquired certain operations of DeRemate.com Inc., a regional competing online marketplace, including all of its operations in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela and the majority of the shares of the capital stock of its subsidiaries (except for its Argentine and Chilean subsidiaries, which were operated under the control of certain previous stockholders of DeRemate), for an aggregate purchase price of $12.1 million, net of cash and cash equivalents acquired.
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
In January 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operated an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The Company paid for the shares of CMG and its subsidiaries was $19 million, subject to certain escrows and working capital adjustment clauses.

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
As of March 31, 2009, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.
2.	Summary of Significant Accounting Policies
Basis of presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year information to conform to current year presentation.
Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 98.7% and 98.8% of the consolidated totals during the three-month periods ended March 31, 2009 and 2008, respectively. Long-lived assets located in the foreign operations totaled $74,256,303 and $75,935,439 as of March 31, 2009 and December 31, 2008, respectively. Cash and cash equivalents as well as short-term investments, totaling $46,360,403 and $49,113,512 at March 31, 2009 and December 31, 2008, respectively, are mainly located in the United States of America.
These unaudited interim financial statements reflect the Company’s consolidated financial position as of March 31, 2009 and December 31, 2008. These statements also show the Company’s consolidated statement of income, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the three months ended March 31, 2009 and 2008. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009. The condensed consolidated statements of income, shareholders’ equity and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Foreign Currency Translation
All of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency gain / (loss)”.
The Venezuelan subsidiaries maintained a foreign currency denominated asset in the form of US dollar denominated cash and cash equivalents. In accordance with the Company’s stated accounting policy, this investment should first be re-measured into its functional currency “Bolivares Fuertes”. Upon re-measurement into its functional currency, the investment will then be translated into the reporting currency of the Company (US Dollar). In accordance with paragraph 27a of FAS 52 “Foreign Currency Translation”, these assets were re-measured at the March 31, 2009 parallel exchange rate of 6.25 “Bolivares Fuertes” per US dollar (at December 31, 2008 was 5.4 “Bolivares Fuertes” per US dollar). Further, in accordance with paragraph 27b of FAS 52, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at March 31, 2009 and December 31, 2008 was the official rate of 2.15 “Bolivares Fuertes” per US dollar. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Accordingly, the foreign currency effect on assets is included in “Other non-current assets” in the consolidated balance sheet, and is the result of applying the Company’s accounting policy for the related asset.
Taxes on revenues
The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $1,727,401 and $1,692,328 for the three-month periods ended March 31, 2009 and 2008, respectively.
Income and Asset Taxes
The Company is subject to an enacted Mexican business flat tax called “Impuesto Empresarial a Tasa Unica” (“IETU”). The Company pays the higher of IETU or income tax. Although the Company’s Mexican subsidiary has net operating loss carryforward (NOL’s), it has to pay IETU and once NOL’s are consumed, the Company expects it will only accrue and pay income tax. The effect of IETU has been included in the income / asset tax expense line for the three-month period ended March 31, 2009 and 2008.
As from fiscal year 2008, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, for 10 years.
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
Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities as from January 1, 2008. The adoption of FAS 157 did not have a material impact on the consolidated results of operations or financial condition. See note 6 for further details.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Recent Accounting Pronouncements
1. The hierarchy of generally accepted accounting principles
In May 2008, FAS No. 162 “The hierarchy of generally accepted accounting principles” was issued by the FASB. FAS No. 162, which became effective on November 13, 2008, identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. On March 27, 2009, the FASB issued an Exposure Draft, The Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, with a comment period ending May 8, 2009. After completion of the comment period, the Board will consider comment letters received and begin re-deliberations. The Codification is set to officially launch on July 1, 2009. Once the Codification is approved, all of its content will carry the same level of authority, effectively superseding FAS N0. 162. After that date, only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure-one that is organized in an easily accessible, user-friendly online research system.
2. Disclosures about Fair Value of Financial Instruments
In April, 2009 the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FASB Staff Position (FSP) amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is evaluation the impact that this FSP will have on the condensed consolidated financial statements.
3.	Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.
The Company’s restricted shares granted to its outside directors are participating securities. Accordingly, net income available to common stockholders for the three-month period ended March 31, 2009, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.
Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income	$5,391,176	$5,391,176	$2,067,677	$2,067,677

Net income available to common shareholders attributable to unvested restricted shares	$165	$165	$—	$—

Net income available to common shareholders attributable to common stock	$5,391,011	$5,391,011	$2,067,677	$2,067,677

Net income per share of common stock is as follows for the three-month periods ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.12	$0.12	$0.05	$0.05

Numerator:
Net income available to common shareholders	$5,391,011	$5,391,011	$2,067,677	$2,067,677

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,069,134	44,069,134	44,227,460	44,227,460
Adjustment for stock options	—	49,568	—	139,691
Adjustment for restricted shares	—	—	—	860
Adjustment for Additional Shares	—	12,164	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,069,134	44,130,866	44,227,460	44,368,011

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three-month periods ended March 31, 2009 and 2008, the numbers of anti-dilutive shares are as follows:

	Three months ended March 31,
	2009	2008
Anti-dilutive shares
Restricted shares	—	7,882
2008 Shares granted under LTRP	18,690	—

	18,690	7,882

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
As of March 31, 2008, the accrued compensation expenses related to escrow release were included in “Compensation costs related to acquisitions” within operating expenses, for a total amount of $373,473. Therefore the unaccrued portion of the amount held in escrow, minus the discount, which equals $1,546,397 was fully expensed in the second quarter of 2008.
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

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
b) DeRemate Operations
On September 5, 2008, the Company completed, through one of its subsidiaries, Hammer.com, LLC, the acquisition of all of the issued and outstanding shares of capital stock of DeRemate.com de Argentina S.A., a company organized under the laws of Argentina (“DR Argentina”), DeRemate.com Chile S.A., a company organized under the laws of Chile (“DR Chile”), Interactivos y Digitales México S.A. de C.V., a company organized under the laws of Mexico (“ID Mexico”) and Compañía de Negocios Interactiva de Colombia E.U., a company organized under the laws of Colombia (“CNI Colombia” and together with DR Argentina, DR Chile, and ID Mexico, the “Acquired Entities”). Also, on September 5, 2008, the Company entered into an asset purchase agreement to acquire certain URLs, domain names, trademarks, databases and intellectual property rights that are used or useful in connection with the online platforms of the Acquired Entities. The Acquired Entities operate online trading platforms in Argentina (www.deremate.com.ar), Chile (www.deremate.cl), Mexico (www.dereto.com.mx) and Colombia (www.dereto.com.co).
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
The Sellers and certain of their affiliates have also agreed to enter into certain non-compete agreements with the Company for 5 years.
The Company’s statement of income includes the results of operations of the acquired companies from September 1, 2008.
The following table summarizes the allocation of the cash paid and debt assumed in the acquisition:

Cash paid	$22,000,000
Seller financing	18,000,000
Working Capital adjustment	(480,912)
Direct cost of the business combination	494,301

Total aggregate purchase price	$40,013,389

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the purchase price allocation of the Acquired Entities in the transaction (in thousands):

		Post	Net Tangible	Identifiable	Deferred		Aggregate
		Acquisition	Assets /	Intangible	Tax		Purchase
Company Name	Country	Ownership	(Liabilities)	Assets	Liabilities	Goodwill	Price

DeRemate.com de Argentina S.A.	Argentina	100%	$2,555.2	$1,444.1	$(505.4)	$30,658.9	$34,152.8
DeRemate.com Chile S.A.	Chile	100%	(1,978.9)	302.2	(105.8)	6,659.4	$4,876.9
Compañía de Negocios Interactiva de Colombia E.U.	Colombia	100%	(753.4)	25.6	(9.0)	1,417.2	$680.4
Interactivos y Digitales México S.A. de C.V.	Mexico	100%	(580.7)	29.2	(10.2)	864.9	$303.2

Total			$(757.8)	$1,801.1	$(630.4)	$39,600.5	$40,013.3

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
The company recognized a significant amount of goodwill because the acquisition is expected to significantly expand the company’s business in Chile while strengthening the company’s leadership position in Argentina. Management expects significant synergies between both businesses to be realized, mainly through improving the monetization of DeRemate’s gross merchandise volume and by generating efficiencies in operations and technology. As a result, a significant portion of the consideration was based on the expected financial performance and the synergies of DeRemate business acquired and not the asset value on the books of DeRemate at the time of acquisition.
Goodwill of $39,600,532 is not expected to be deductible for tax purposes.
The results of operations for periods prior to the acquisition for each acquisition, both individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma results of operations have not been presented.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the net tangible assets acquired in the abovementioned business combinations:

	CMG	DeRemate	Total

Cash and cash equivalents	$554,739	136,893	691,632
Funds receivable from customers	—	117,473	117,473
Accounts receivable	56,613	6,512,485	6,569,098
Tax Credits	—	604,419	604,419
Other current assets	904,791	14,065	918,856
Non current assets	365,190	139,737	504,927

Total assets acquired	$1,881,333	7,525,072	9,406,405

Accounts payable and accrued expenses	69,516	4,509,314	4,578,830
Funds payable to customers	—	146,191	146,191
Taxes payable	459,462	745,017	1,204,479
Social security payable	243,141	151,971	395,112
Other liabilities	—	1,590,371	1,590,371
Non current liabilities	14,000	—	14,000
Provisions	408,336	1,140,055	1,548,391

Total liabilities assumed	$1,194,455	8,282,919	9,477,374

Net tangible assets (liabilities)	$686,878	(757,847)	(70,969)

Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2009	2008
Indefinite lived assets
- Goodwill	$63,527,140	$65,652,774
- Trademarks	$5,462,868	5,537,715
Amortizable intangible assets
- Licenses and others	$2,159,731	1,313,901
- Non-compete agreement	$1,031,714	1,051,531
- Customer list	$1,482,092	1,534,969

Total intangible assets	$73,663,545	$75,090,890
Accumulated amortization	(2,232,542)	(2,179,344)

	$71,431,003	$72,911,546

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Goodwill
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2009 and the year ended December 31, 2008, are as follows:

	Three months ended March 31, 2009
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total

Balance, beginning of year	$9,361,697	$26,903,145	$5,365,727	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$65,652,774
- Effect of exchange rates changes	88,150	(1,930,953)	489,322	(192,101)	—	(576,367)	(3,685)	(2,125,634)

Balance, end of the period	$9,449,847	$24,972,192	$5,855,049	$4,325,589	$13,636,502	$4,071,314	$1,216,647	$63,527,140

	Year ended December 31, 2008
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total

Balance, beginning of year	$12,351,542	$—	$—	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467
- Purchase of CMG	—	—	—	—	11,442,022	1,595,482	—	13,037,504
- Purchase of DR Operations	—	30,658,930	6,659,419	864,945	—	1,417,239	—	39,600,533
- Effect of exchange rates changes	(2,989,845)	(3,755,785)	(1,293,692)	(1,246,122)	—	(622,870)	(77,416)	(9,985,730)

Balance, end of the period	$9,361,697	$26,903,145	$5,365,727	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$65,652,774

Amortizable intangible assets
Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $139,401 and $79,986 for the three-month periods ended March 31, 2009 and 2008, respectively.
Expected future intangible asset amortization from acquisitions completed as of March 31, 2009 is as follows:

For year ended 12/31/2009 (remaining nine months)	$544,790
For year ended 12/31/2010	$700,895
For year ended 12/31/2011	$624,250
For year ended 12/31/2012	$372,999
For year ended 12/31/2013	$197,588
Thereafter	$473

2,440,995

5.	Segments
Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.
The Marketplace segments include Brazil, Argentina, Venezuela, Mexico and Other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru and Uruguay) on line market places commerce platforms. The Payments segment is the Company’s regional payments platform consisting of its MercadoPago business in Brazil, Argentina, Mexico, Chile, Colombia, and Venezuela.
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
The following tables summarize the financial performance of the Company’s reporting segments:

	Three months ended March 31, 2009
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$9,878,197	$4,965,877	$2,868,922	$6,365,820	$1,875,105	$25,953,921	$6,368,580	$32,322,501
Direct costs	(6,605,658)	(2,176,755)	(1,795,937)	(4,051,050)	(999,405)	(15,628,805)	(4,081,206)	(19,710,011)

Direct contribution	3,272,539	2,789,122	1,072,985	2,314,770	875,700	10,325,116	2,287,374	12,612,490

Operating expenses and indirect costs of net revenues								(5,844,946)

Income from operations								6,767,544

Other income (expenses):
Interest income and other financial gains								929,663
Interest expense and other financial results								(2,510,184)
Foreign currency gain								1,875,486

Net income before income / asset tax expense								$7,062,509

	Three months ended March 31, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$11,875,567	$3,526,352	$2,939,845	$3,757,931	$1,380,962	$23,480,657	$5,360,073	$28,840,730
Direct costs	(7,526,444)	(1,851,805)	(2,023,247)	(2,616,075)	(516,274)	(14,533,845)	(3,683,667)	(18,217,512)

Direct contribution	4,349,123	1,674,547	916,598	1,141,856	864,688	8,946,812	1,676,406	10,623,218

Operating expenses and indirect costs of net revenues								(4,081,016)

Income from operations								6,542,202

Other income (expenses):
Interest income and other financial gains								749,354
Interest expense and other financial results								(1,362,800)
Foreign currency loss								(988,715)

Net income before income / asset tax expense								$4,940,041

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	March 31,	December 31,
	2009	2008

US long-lived tangible assets	$3,876,432	$2,881,210

Other countries long-lived tangible assets
Argentina	1,512,186	1,573,708
Brazil	553,645	596,940
Mexico	75,737	81,873
Venezuela	661,008	749,605
Other countries	51,423	56,824

	$2,853,999	$3,058,950

Total long-lived tangible assets	$6,730,431	$5,940,160

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2009	2008

US intangible assets	$28,698	$35,058

Other countries goodwill and intangible assets
Argentina	27,003,658	28,196,325
Brazil	9,480,863	9,397,304
Mexico	4,389,132	4,585,212
Venezuela	18,583,248	18,585,234
Other countries	11,945,404	12,112,413

	$71,402,305	$72,876,488

Total goodwill and intangible assets	$71,431,003	$72,911,546

The following table summarizes the allocation of net revenues based on geography:

	Three months ended March 31,
	2009	2008

Brazil	$15,212,678	$16,393,932
Argentina	5,397,607	3,816,252
Mexico	3,174,882	3,274,745
Venezuela	6,639,429	3,958,693
Other countries	1,897,905	1,397,108

Total net revenues	$32,322,501	$28,840,730

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of March 31, 2009 and December 31, 2008:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	March 31,	identical Assets	December 31,	identical Assets
Description	2009	(Level 1)	2008	(Level 1)

Assets

Short-Term Investments:

Money Market Funds	$—	$—	$2,408,294	$2,408,294

Total financial Assets	$—	$—	$2,408,294	$2,408,294

Liabilities

Loans payable and other financial liabilities:

Put Options	$130,100	$130,100	$185,000	$185,000

Total financial Liabilities	$130,100	$130,100	$185,000	$185,000

The Company’s financial assets and liabilities are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of March 31, 2009 and December 31, 2008, the Company did not have any assets or liabilities obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).
The unrealized net gains on short term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments as the Company’s historical cost basis is not significant.
As of March 31, 2009 and December 31, 2008, the Company has financial assets measured at fair value on a recurring basis for $ nil and $ 2,408,294, respectively.
In addition, as of March 31, 2009 and December 31, 2008, the Company had $39,297,189 and $35,161,436 of short-term and long-term investments, which consisted of time deposits, commercial papers, sovereign debt securities and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of March 31, 2009 and December 31, 2008, approximates their fair values.
As of March 31, 2009 and December 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. For the three-month periods ended March 31, 2009 and December 31, 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
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

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Each grant of Restricted Shares vests twelve months following the first and second anniversary date. Restricted Shares are and will be granted pursuant to the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Plan (See Note 8 — Stock Option and Restricted Shares for discussion of accounting treatment).
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
Stock Options
Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At March 31, 2009, there were 294,529 shares of Common Stock available for additional awards under the Plan.
Stock-based compensation expense related to stock options for the three-month periods ended March 31, 2009 and 2008 was $436 and $1,224, respectively.
In accordance with SFAS No. 123(R), the Company used the Black-Scholes option pricing model to measure the fair value of its option awards granted during the year ended December 31, 2006. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield.
There was no granting during the period from January 1, 2007 to March 31, 2009.
Stock-based compensation expense recognized is based on the estimated portion of the awards that are expected to vest.
Stock option activity, for the three-month period ended March 31, 2009, was as follows:

	2009
		Weighted-
	Number of	average
	options	exercise price
Outstanding, beginning of year	53,919	$1.23
Exercised	—	—

Outstanding, end of the period	53,919	1.23

Exercisable, end of the period	48,520	$1.09

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table details the outstanding options at March 31, 2009:

March 31, 2009
	Outstanding		Exercisable
		Weighted-average
		remaining
	Number of	contractual	Number of
Exercise price	options	life (years)	options
$0.01	11,531	3.97	11,531
$1.00	20,000	0.82	20,000
$1.50	18,888	6.12	14,676
$3.00	1,000	1.17	1,000
$6.00	2,500	7.31	1,313

	53,919	3.66	48,520

Weighted average Exercise Price
- Options outstanding			$1.23
- Options exercisable			$1.09

March 31,
2009
Aggregate intrinsic value
- Options outstanding	$933,750
- Options exercisable	$847,042
The aggregate intrinsic value represents the difference between the Company’s closing stock price of $18.55 as of March 31, 2009 and the exercise price multiplied by the number of options (outstanding and exercisable) as of that date.
Restricted Shares
As mentioned in Note 7, the Company granted awards to its outside directors for 3,948 Restricted Shares. Non-vested shares awarded to employees are measured at their fair value by the grant-date price of the Company’s shares.
Based on the fair value of the Company’s share at the grant date, total compensation cost for the 3,948 Restricted Shares awarded amounted to $149,470. For the three-month periods ended March 31, 2009 and 2008, the Company recognized $16,933 and $20,075, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.
In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), the additional grants for fixed amounts of $30,000 and $40,000 are classified as liabilities in the accompanying consolidated balance sheet. For the three-month periods ended March 31, 2009 and 2008, the Company recognized $34,907 and $19,306, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Commitments and Contingencies
Litigation and Other Legal Matters
At March 31, 2009, the Company had established reserves for proceeding-related contingencies of $836,162 to cover 310 legal actions against the Company where the Company has determined that a loss is probable. As of March 31, 2009 no loss amount has been accrued for over 1,287 legal actions for the aggregate amount up to $3,290,904 because a loss is not considered probable.
At the beginning of 2009, the Brazilian subsidiary of the Company had 254 cases in litigation in ordinary courts, 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensă o e Direito Ltda., Botelho Indústria e Distribuição Cinematográfica Ltda.) and SERASA S.A were related to alleged intellectual property infringement.
During the three-month period ended March 31, 2009, the Brazilian subsidiary of the Company was sued in 24 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.
As of March 31, 2009, 286 legal actions were pending in the Brazilian ordinary courts 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçă o de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensă o e Direito Ltda.,and Botelho Indústria e Distribuição Cinematográfica Ltda.) and SERASA S.A were related to alleged intellectual property infringement. In addition, during the three-month period ended March 31, 2009, the Brazilian subsidiary of the Company received approximately 412 summons of legal actions filed in Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them. As of March 31, 2009, there were more than 2,011 cases still pending in Brazilian consumer courts.
In the case filed by Nike International Ltd. against the Company’s Argentine subsidiary in 2008 in which a preliminary injunction was granted to suspend the offer of Nike-branded products until sellers could be properly identified. On March 23, 2009 the National Civil and Commercial Federal Court lifted the prohibition to allow in the Argentine website any content related to Nike branded products subject to a request of certain personal information to users willing to list those items.
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
Litigation after March 31, 2009
After March 31, 2009 and up to the date of issuance of these condensed consolidated financial statements, the Company’s Brazilian subsidiary was sued in 7 other cases in Brazilian ordinary courts and 154 new cases in consumer courts. No loss amount has been accrued in connection with these actions because a loss is not considered probable.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
On April 08, 2009, the Argentine Federation of Commercial and Service Employees (“Federación Argentina de Empleados de Comercio y Servicios"(“FAECYS”)) sued our Argentine subsidiary in First Federal Court of Labor matters No. 39, asserting a claim for contributions equal to 0.5% of the salaries paid from February 2004 to February 2009 of those employees that, according to FAECYS, should be registered under the scope of the Collective Bargaining Agreement for Commercial Employees No. 130/75. We were summoned on April 21, 2009 and, on April 24, 2009 both parties filed a joint petition requesting suspension of the proceeding for 10 business days due to negotiation of a settlement of the case. We have reached a settlement agreement for the amount of approximately $11,500 without recognizing rights or facts to the plaintiff. We presented the settlement for homologation by the Labor Court on May 4, 2009”
Other contingencies
As of March 31, 2009, the Company had reserved $171,193 against some tax contingencies (other than income tax), identified in some of its subsidiaries.
Other Commitments
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 (five) floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. The total estimated contractual obligation of the Company to the Trust is $10,109,398 which will be paid over 20 months. As of March 31, 2009, the Argentine subsidiary has invested $3,820,374 in the aforementioned trust. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet.
The Company has leases for office space in the various countries where it operates. Total rental expense amounted to approximately $445,501 and $312,063 for the three-month period ended March 31, 2009 and 2008, respectively.
Operating Leases
Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2009 ( remaining nine months)	1,236,540
For the year ended December 31, 2010	1,135,887
For the year ended December 31, 2011	696,573
For the year ended December 31, 2012	156,613
Thereafter	30,469

$3,256,082

Employment Contracts
Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $930,800 per year, a performance based estimated bonus aggregating to approximately $721,200 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.
Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in Note 10. Under the 2008 Plan the executive officers of the Company will receive approximately $532,200 and 4,194 shares in a period of 4 years.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
In March 2009, the abovementioned 17% related to Year 1 was paid.
In addition, the Long Term Retention Plan (“LTRP”) has a performance condition which has been achieved at the date of these financial statements and also requires the employee to stay in the Company at the payment day. The compensation cost is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.
The total compensation cost of the LTRP amounts to approximately $1.9 million including cash and shares. The 21,591 shares granted were valued at the grant date fair value of the shares. For the three-month period ended March 31, 2009, the related accrued compensation expense was $135,820 corresponding $51,396 to the share portion of the award credited to Additional Paid-in Capital and $ 84,424 to the cash portion which includes the Social security payable. Additionally, in the year ended December 31, 2008, the related accrued compensation expense was $832,369 corresponding $315,327 to the share portion of the award credited to Additional Paid-in Capital and $ 517,042 to the cash portion which includes the Social security payable.
11.	Share Repurchase Plan
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

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Additionally, during November and December 2008, the Company sold written put options of its own shares as part of the Share Repurchase Plan, those put options were not exercised at the expiration date and for that reason, during the three month period ended March 31, 2009, the Company recognized a gain of $185,000.
During March 2009, the Company sold written put options of its own shares. The following table summarizes the outstanding written put options transactions:

Total

Number of Shares	226,000
Premium	302,997
Average Price	1.34
Commissions and other fees	(6,782)
Cash received	296,215
As of March 31, 2009, the Company held 2,260 written put option contracts for 100 shares each one which can be exercised by the counterparties up to June 20, 2009. The strike price is $10 for 1,100 written put option contracts and $12.5 for the remaining put options. If all options were exercised, the Company would pay $2,550,000.
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
As of March 31, 2009 the written put options fair value amounts to $130,100.
Those derivative financial instruments are not accounted for as hedges and, therefore, $172,897 -gain- representing the change in the fair value of these instruments are recorded in the income statement as interest income and other financial gains.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
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
These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties — many of which are beyond our control — as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and our unaudited condensed consolidated financial statements and related notes in Item 1 of Part I of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material, that could cause results to differ materially from our expectations.
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
•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the quarters ended March 31, 2008 and 2009;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, capital expenditures and contractual obligations; and

•	a discussion of the market risks that we face.
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

In August 2007, we successfully completed our initial public offering through which 16,077,185 shares of our common stock were sold at an initial public offering price of $18.00 per share less an underwriting discount of 4.5%. Out of that total, 2,608,696 shares of common stock were sold by us and 13,468,489 were sold by selling shareholders. We, along with certain shareholders, granted to the underwriters an option, exercisable for 30 days from August 9, 2007, to purchase up to 2,411,577 additional shares at the public offering price less the underwriting discount. The option was exercised in full, and of that total, an additional 391,304 shares were sold by us and 2,020,273 were sold by the selling shareholders.
We offer our users two principal services:
The MercadoLibre marketplace: The MercadoLibre marketplace, which we sometimes refer to as our Marketplace business, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Users and advertisers are also able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services.
The MercadoPago online payments solution: To complement the MercadoLibre marketplace, we developed MercadoPago, an integrated online payments solution, which we sometimes refer to as our Payments business. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online.
We operate in six reporting segments, five of which related to our marketplace business and the remainder which relates to our payment business. Within our marketplace business, we separately report our operations in each of Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru and Uruguay). The operations of our Payments business, which is available in each of Brazil, Argentina, Mexico, Chile, Colombia, and Venezuela, are reported in one segment. In addition, we operate a real estate classifieds platform that covers some areas of Florida, U.S.A.
Principal trends in Results of Operations
Growth in net revenue over comparable periods from year to year
Since our inception, we have consistently generated revenue growth from the MercadoLibre marketplace and from MercadoPago, driven by the growth of our key operational metrics. Our net revenues for the three-month period ended March 31, 2009, as compared to the same period for 2008, increased by 10.5% and 18.8% for the MercadoLibre marketplace and MercadoPago payments platform, respectively. We believe that this trend should continue in the future but despite this positive historical trend,current weak global macro-economic growth, coupled with devaluations of local currencies in Latin America versus the U.S. dollar, and high interest rates, could lead to declining year-to-year net revenues, particularly as measured in U.S. dollars, and related operational metrics.
Increased diversification of revenues
We have been growing revenues from our Payments business at a faster rate than our revenues from our Marketplace business, and anticipate this trend to continue long term. For the three-month periods ended March 31, 2009 and 2008, payments represented 19.7% and 18.6%, of net revenues, respectively. However, this trend is sensitive to macroeconomic fluctuations, including interest rate fluctuations for consumer credit. Accordingly, this revenue diversification trend may be interrupted during economic periods such as the current one where there are higher costs of lending.

Gross profit margins
Our business has generated sustained high gross profit margins over time, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues. These gross profit margins were 79.5% for the three month period ended March 31, 2009 as compared to 79.1% for the same period in 2008. Variations in gross profit margins are mainly attributable to increased economies of scale in customer service, Internet Service Provider (“ISP”) connectivity and site operations, improved economic terms obtained from payment processors as well as increases in interest fees that we charge our MercadoPago buyers, that more than offset a faster rate of increase of our lower gross profit margin Payments business. We expect that gross profit margins could decline in the future if cost of net revenues increases as a percentage of net revenues as our payments business grows faster relative to our marketplace business, if we cannot sustain the economies of scale that we have achieved, or if we decrease the interest fees charged.
Operating income margins
We have generated economies of scale in operating expenses in the past and we expect to generate them in the future. However, for the three-month period ended March 31, 2009, our operating income margins, defined as income from operations as a percentage of net revenues, decreased from 22.7% in the first quarter of 2008, to 20.9% in the first quarter of 2009, mainly as a result of the negative impact of the re-measurement of U.S. dollar denominated expenses of our Venezuelan subsidiaries. These expenses were re-measured at an average parallel exchange rate of 5.9 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar), while last year they were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
For the three-month period ended March 31, 2009, operating expenses increased at a higher rate than our net revenues, from 56.4% during the first quarter in 2008 to 58.5% in the first quarter 2009, primarily due to the expense re-measurement accounting discussed above. In addition, as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins.
Growth in Net Income
We have generated growth in our net income as a consequence of the above mentioned trends, in addition to the reduction of income tax expense and foreign currency gains. For the three-month period ended March 31, 2009 and 2008, net income was $5.4 million and $2.1 million, respectively, a growth of $3.3 million or 160.7%. However, as mentioned above, if any of these trends were to revert, our net income growth could be affected, or could even become negative on a year-to-year basis.
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
For the three-month period ended March 31, 2009 and 2008, the MercadoLibre Marketplace business generated 80.3% and 81.4%, respectively, of our total net revenues. For the three-month period ended March 31, 2009 and 2008, revenues generated by our MercadoPago business represented 19.7% and 18.6%, respectively, our total net revenues.

Revenues generated by our MercadoPago business were attributable to commissions charged to buyers and sellers for the use of MercadoPago. We generate revenues from our MercadoPago Payments segment by charging users a commission and a financial charge when the user elects to pay in installments, which we recognize, in both cases, once the transaction is completed. During the three-month period ended March 31, 2009, commission and installment-related financial charges averaged 5.9% and 6.1%, respectively, of the payment amounts made by the user through MercadoPago.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month period ended March 31, 2009 and 2008, no single customer accounted for more than 5.0% of our net revenues in our MercadoLibre Marketplace business or our MercadoPago Payments business.Our MercadoLibre marketplace is available in twelve countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency in each country’s operations is the local currency. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 5.3% of net revenues for the three-month period ended March 31, 2009.
Cost of net revenues
Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization and hosting and site operations fees.
Product and technology development expense
Our product and technology development related expenses consist primarily of depreciation and amortization costs related to product and technology development, compensation for our engineering and web-development staff, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to our company.
Sales and marketing expense
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
We also work intensively on attracting, developing and growing our seller community through our supply efforts. We have dedicated professionals in most of our operations that work with sellers, through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.
General and administrative expense
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long term retention plan compensation expenses for legal, accounting and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. General and administrative expenses include the costs of the following areas of our company: general management, finance, administration, accounting, legal and human resources.

Compensation Cost related to acquisitions
As part of our acquisition of Classified Media Group, Inc. (“CMG”) which closed in the first quarter of 2008, we entered into a management escrow agreement to secure the obligations of the CMG shareholders that remained as managers. We accrued those compensation expenses as operating expenses, instead of considering them part of the purchase price, in accordance with EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See Note 4 to our unaudited condensed consolidated financial statements included in this report).
Other income (expenses)
Other income (expenses) consists of interest expense (interest expense relating to the working capital requirements for our MercadoPago operations are recorded as interest expense and not as cost of net revenues) and other financial charges, interest income derived primarily from our investments and cash equivalents, foreign currency gains or losses, the effect of changes in the fair value of derivative instruments, and other non-operating results.
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
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our condensed consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our unaudited condensed consolidated financial statements, the notes there to and other disclosures included in this report.
Foreign Currency Translation
All of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency gain / (loss)”.

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
Provision for doubtful accounts
We are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of future losses based on our historical experience. Historically, our actual losses have been consistent with our charges. However, future changes in trends could have a material impact on our future consolidated statements of income and cash flows.
We believe that the accounting estimate related to provision for doubtful accounts is a critical accounting estimate because it requires management to make assumptions about future collections and credit analysis. Our management’s assumptions about future collections require significant judgment.
Legal contingencies
In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our condensed consolidated statement of income. These estimates are based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report and in Note 9 to our condensed consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At March 31, 2009, we had a valuation allowance on certain foreign and domestic net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our condensed consolidated statement of income.
Results of operations for the three-month period ended March 31, 2009 compared to three-month period ended March 31, 2008
The selected financial data for the three-month periods ended March 31, 2009 and 2008 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Statement of income data

	Three months ended March 31,
(In millions)	2009	2008
	(Unaudited)
Net revenues	$32.3	$28.8
Cost of net revenues	(6.6)	(6.0)

Gross profit	25.7	22.8

Operating expenses:
Product and technology development	(2.6)	(1.7)
Sales and marketing	(10.2)	(9.2)
General and administrative	(6.1)	(4.9)
Compensation Cost related to acquisitions	—	(0.4)

Total operating expenses	(18.9)	(16.3)

Income from operations	6.8	6.5

Other income (expenses):
Interest income and other financial gains	0.9	0.7
Interest expense and other financial charges	(2.5)	(1.4)
Foreign currency gain / (loss)	1.9	(1.0)

Net income before income / asset tax expense	7.1	4.9

Income / asset tax expense	(1.7)	(2.9)

Net income	$5.4	$2.1

Accretion of preferred stock	—	—

Net income available to common shareholders	$5.4	$2.1

Other Data

	Three months ended March 31,
(In millions)	2009	2008

Number of confirmed registered users at end of the period [1]	35.7	26.5
Number of confirmed new registered users during the period [2]	1.9	1.6
Gross merchandise volume [3]	520.9	449.7
Number of succesful items sold [4]	6.0	4.6
Total payment volume [5]	53.2	52.3
Total payment transacctions [6]	0.5	0.4
Capital expenditures	2.7	20.2
Depreciation and Amortization	1.0	0.7

1-	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.

2-	Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration.

3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft and real estate.

4-	Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.

5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

6-	Measure of the number of all transactions paid for using MercadoPago.

Net revenues
Net revenues were $32.3 million for the three-month period ended March 31, 2009, an increase of $3.5 million, or 12.1%, from net revenues of $28.8 million for the same period in 2008. This increase was attributable to a 10.5% increase in revenues derived from our MercadoLibre marketplace, from $23.5 million for the three-month period ended March 31, 2008 to $26.0 million for the same period in 2009 and to an 18.8% increase in revenues derived from MercadoPago, from $5.4 million for the three-month ended March 31, 2008 to $6.4 million for the same period in 2009.
Growth in MercadoLibre Marketplace revenues resulted principally from a 15.8% increase in the gross merchandise volume transacted through our platform from the first quarter of 2008 to the first quarter of 2009, partially offset by a decrease in our Marketplace take rate, defined as Marketplace revenues as a percentage of gross merchandise volume, from 5.2% for the three-month period ended March 31, 2008 to 5.0% for the three-month period ended March 31, 2009 due to, principally, change in country mix and impact of devaluation in certain fixed components of our fee structure. The growth in MercadoPago revenues for the three-month period ended March 31, 2009 resulted principally from 1.6% increase in the total payments volume completed on our MercadoPago payments platform. In the same periods, our Payments take rate, defined as Payments revenues as a percentage of total Payment volume, increased from 10.2% in the first quarter of 2008 to 12.0% in the first quarter of 2009 (see “Description of Line items: Net Revenue” section for an explanation on how revenues are recorded for MercadoPago installments).
On a segment basis, for the three-month period ended March 31, 2009 net revenue increased by $3.5 million compared to the same period in 2008, primarily due to increases of $2.6 million or 69.4% in our marketplace in Venezuela, $1.4 million or 40.8% in our Marketplace in Argentina, $1.0 million or 18.8% from our MercadoPago payments platform, and $0.5 million or 35.8% from our Marketplace in all other countries, partially offset by decreases of $2.0 million, or 16.8% in our Marketplace segment in Brazil, and $0.1 million, or 2.4% in our Marketplace in Mexico. Growth in U.S. dollars was negatively impacted in all countries as local currencies devalued, but decreases in Brazil and Mexico net revenues resulted from devaluations of the Brazilian and Mexican currencies which have been stronger than the growth of our local currency net revenues.
Based on geography, for the three-month period ended March 31, 2009 the net revenue increase of $3.5 million over the same period in 2008, can primarily be attributed to increases of $2.7 million, or 67.7% in Venezuela, $1.6 million, or 41.4% in Argentina, and $0.5 million or 35.8% in all other countries partially offset by decreases of $1.2 million, or 7.2% in Brazil and $0.1 million, or 3.0% in Mexico. The decreases in Brazil and Mexico net revenues resulted from devaluations of the Brazilian and Mexican currency which have been stronger than the growth of our local currency net revenues.
Cost of net revenues
Cost of net revenues was $6.6 million for the three-month period ended March 31, 2009, an increase of 10.2% from cost of net revenues for the same period in 2008, improving to 20.5% of net revenues for the three-month period ended March 31, 2009 from 20.9% for the same period in 2008. This $0.6 million increase in cost of net revenues was primarily attributable to a $0.5 million charge related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. These expenses were re-measured at an average parallel exchange rate of 5.9 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar), while last year they were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
In addition, expenditures relating to our in-house customer support operations increased by $0.2 million, or 14.6%, in the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008, primarily driven by an increase in compensation costs as salary increases in local currency are granted at the beginning of the year, investments in improved service and initiatives to combat fraud, illegal items and fee evasion.
Product and technology development
Product and technology development expenses were $2.6 million for the three-month period ended March 31, 2009, an increase of $0.9 million, or 51.0%, from $1.7 million for the same period in 2008. Product and technology development expenses as a percentage of net revenues were 8.1% for the three-month period ended March 31, 2009 from 6.0% of net revenues for the same period in 2008.

The growth in product and technology development expenses was primarily attributable to $0.4 million for certain withholding tax related to our Argentine and Brazilian operations and a $0.2 million, or 27.8%, increase in compensation costs for the three-month period ended March 31, 2009 over the same period for 2008. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, related to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our trading platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in added engineers to meet the increasingly sophisticated product expectations of our customer base. In addition, product and technology development expenses increased by $0.2 million due to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. These expenses were re-measured at an average parallel exchange rate of 5.9 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar), while last year they were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
Sales and marketing
Sales and marketing expenses were $10.2 million for the three-month period ended March 31, 2009, an increase of $1.0 million, or 10.9%, from $9.2 million over the same period in 2008. Sales and marketing expenses represented 31.6% of our net revenues for the three-month period ended March 31, 2009, down from 32.0% for the same three-month period in 2008.
The increase in sales and marketing expenses was primarily attributable to a $0.7 million charge related to the re-measurement of the US dollars denominated online advertising expenses of our Venezuelan subsidiaries. These expenses were re-measured at an average parallel exchange rate of 5.9 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar), while last year they were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S. Sales and marketing expenses also increased from the first quarter of 2008 to the first quarter of 2009 due to a $0.3 million, or 25.0%, increase in compensation costs for the three-month period ended March 31, 2009, driven by the impact of employing the CMG employees for the full quarter in 2009 versus only two months in 2008, and due to increases in salaries to retain talent. Additionally, bad debt charges increased $0.1 million or 3.0% for the three-month period ended March 31, 2009 when compared to the same period in 2008. Bad debt charges for the three -month period ended March 31, 2009 represented 7.6% of net revenues versus 8.2% for the same period in 2008. In addition, our off line advertising expense grew $0.1 million or 25.5%, from $0.4 million in the three-month period ended March 31, 2008 to $0.5 million in the same period of 2009.
The growth in sales and marketing expenses was partially offset by a $0.5 million decrease in our online advertising program as we have found better rates at which to buy traffic to our sites. Online advertising represented 15.3% of our net revenues in the three-month period ended March 31, 2009, down from 16.4% for the same period in 2008.
General and administrative
Our general and administrative expenses were $6.1 million for the three-month period ended March 31, 2009, an increase of $1.1 million, or 22.7%, over the same period in 2008. As a percentage of net revenues, our general and administrative expenses were 18.8% for the three-month period ended March 31, 2009, from 17.2% for the same period in 2008.
The major component that drove an increase in general and administrative expenses over the comparable periods in 2008 was $0.6 million related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. These expenses were re-measured at an average parallel exchange rate of 5.9 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar), while last year they were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S. In addition, compensation costs increased by $0.2 million, or 8.5%, from the first quarter of 2008 to the first quarter of 2009. These added compensation costs are primarily attributable to increases in salaries to retain talent, hiring of more senior managers in Brazil, long term retention plan compensation costs, compensation for outside directors and the impact of employing the CMG employees for the full quarter in 2009 versus two months in 2008.
Additionally, outside service fees grew $0.2 million, or 20.1%, for the three-month period ended March 31, 2009 when compared to the same period in 2009, due to increased audit and tax expenses.

Compensation Cost related to acquisitions
As part of the $19.0 million acquisition of CMG, which closed in the first quarter of 2008, $2.0 million of the purchase price was placed into an escrow account for twelve months in order to secure the obligations of the shareholders that remained as managers. The compensation expense was recorded as operating expenses, instead of considering them part of the purchase price, following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See note 4 to our unaudited condensed consolidated financial statements included in this report). As of March 31, 2008, the accrued compensation expenses were $0.4 million. On June 27, 2008, we released to the former shareholders $1.9 million of the total Management Escrow Agreement, in exchange for a discount. The compensation expenses related to the acquisition were fully accrued in the second quarter of 2008.
Other income (expenses)
Our other income was $0.3 million for the three-month period ended March 31, 2009, an increase of $1.9 million from other expenses of $1.6 million for the same period in 2008.
The increase during the three-month period ended March 31, 2009 was primarily a result of foreign currency gains of $1.9 million for the three-month period ended March 31, 2009, an increase of $2.9 million from foreign currency losses of $1.0 million for the same period in 2008. The foreign currency gains for the three-month period ended March 31, 2009 were primarily due to gains in Venezuela and Argentina attributable to the impact of the currency depreciation on the cash balances held by those subsidiaries in U.S. dollars. Venezuela has a dual exchange rate system that includes an official exchange rate which was $2.15 “Bolivares Fuertes” per U.S. dollar and a parallel exchange rate that was $6.25 “Bolivares Fuertes” per U.S. dollar at March 31, 2009. Based on a change in the International Financial Reporting Standard (“IFRS”) accounting standards implemented by Venezuela in 2008, which establishes that the parallel exchange rate should be used to account for assets and liabilities in U.S. dollars in the statutory local Financial Statements up to the limit of the liabilities denominated in foreign currency, we started re-measuring our assets and liabilities at the parallel exchange rate in our two main subsidiaries in Venezuela, MercadoLibre Venezuela S.A. and Grupo Veneclasificados C.A. The positive result generated by the abovementioned re-measurement should allow us to access U.S. dollars at the official exchange rate, after a process that includes obtaining approval from the Venezuelan Commission of Exchange Administration (“CADIVI”), to distribute dividends. If the CADIVI approves the transaction, the Venezuelan subsidiaries could then sell U.S. dollars held in the United States at the parallel exchange rate, buy “Bolivares Fuertes”, and then distribute dividends buying the U.S. dollars at the official exchange rate. Therefore, based on paragraph 27a of FAS 52 “Foreign Currency Translation”, the Venezuelan subsidiaries have re-measured the asset and liabilities in U.S. dollar balances outstanding at the March 31, 2009 parallel exchange rate. Further, in accordance with paragraph 27b of FAS 52, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at March 31, 2009 is the official exchange rate. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Before the fourth quarter of 2008, this asset position,which is mainly comprised of cash and short-term investments held in US bank accounts, had been historically re-measured at the official exchange rate of 2.15 “Bolivares Fuertes” per US dollar, because (a) the subsidiaries used the US bank account balances to pay foreign suppliers, (b) there was no management intention to return those funds to Venezuela and (c) MercadoLibre Venezuela had no accumulated profits to make a dividend distribution for statutory purposes. For that reason, as of March 31, 2008, our Venezuelan U.S. dollar assets were not re-measured at the parallel exchange rate, and the related negative foreign currency impact amounted to $0.9 million. We could have to record foreign currency losses in the future to reverse these gains, or for other factors. Given the risks in Venezuela (see Risk Factors “ We may incur losses in the event we are unable to distribute dividends from our Venezuelan subsidiaries at the official exchange rate, or as a result of changes in the political, economic or regulatory environment in Venezuela ”, and “ Political and economic conditions in Venezuela may have an adverse impact on our operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009. (See our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009, for more detail).
In addition, other income also grew due to an increase in interest income and other financial charges, from $0.7 million in the three-month period ended March 31, 2008 to $0.9 million in the same period of 2009. This increase is primarily due to $0.4 million of accrued gains related to changes in the fair value of put options in the three-month period ended March 31, 2009 versus no impact in the same period of 2008, partially offset by a decrease in interest income of our investments driven by a decrease in interest rates.

The foreign currency gains and interest income were partially offset by a $1.1 million increase in interest expense and other financial charges, from $1.4 million for the three-month period ended March 31, 2008 to $2.5 for the same period in 2009. The increase in interest expense primarily results from financing incurred by selling all our credit card coupons to fund working capital needs in our Payments operations in Brazil and $0.2 related to the seller financing of the DeRemate acquisition.
Income and asset tax
Our reported income and asset tax expense for the three-month period ended March 31, 2009 was $1.7 million compared to a reported tax expense of $2.9 million for the same period in 2008, a decrease of $1.2 million, or 41.8%. Our blended tax rate, defined as income and asset tax expense as a percentage of income before income and asset tax, was 23.7% for the three-month period ended March 31, 2009 and 58.1% for the three-month period ended March 31, 2008.
The improvement during the three-month period ended March 31, 2009 was driven by certain tax efficiencies derived from our tax planning efforts and a reduction in the impact of the Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)” which amounted to $0.4 million during the three month period ended March 31, 2008. In addition, in the first quarter of 2008, foreign exchange losses in Venezuela were not deductible and our blended tax rate was impacted by $0.4 million of accrued compensation expenses following the EITF 95-8 “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See “Compensation Cost related to acquisitions” above), as this charge reduced pre-tax income, but the related tax credit had a full valuation allowance.
Our effective income tax rate, defined as the provision for income taxes as a percentage of pre tax income, was 18.0% for the three-month period ended March 31, 2009 compared to 48.3% for the three-month period ended March 31, 2008. The effective income tax rate excludes the effects of the deferred income tax, and of the “IETU” tax.
Liquidity and Capital Resources
Our main cash requirement historically has been working capital to fund MercadoPago financing operation in Brazil. We also require cash for capital expenditures relating to our technology infrastructure, software applications and office space. In addition, we require cash to repay the promissory notes related to DeRemate Operations acquisition.
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
At March 31, 2009, our principal source of liquidity was $46.4 million of cash and cash equivalents and short-term investments and $ 13.8 million of long-term investments, provided by cash generated from operations as well as the net proceeds of our initial public offering.
The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As MercadoPago grows as a percentage of total revenues we anticipate that we will have increased working capital needs. Historically, we have funded these needs through a combination of sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our marketplace business, and currently we are relying mostly on transferring credit card receivables to financial institutions.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2009 and 2008:

	Three months ended March 31,
(In millions)	2009	2008
	(Unaudited)

Net Cash provided by (used in):

Operating activities	$4.5	$6.9
Investment activities	(5.1)	(3.0)
Financing activities	(0.1)	(6.2)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.6

Net decrease in cash and cash equivalents	$(0.5)	$(1.7)

Net cash provided by operating activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities. Our net cash from operating activities was $4.5 million for the three-month period ended March 31, 2009 as compared to $6.9 million for the same period in 2008, a decrease of $2.4 million or 34.6%. The decrease in net cash provided by operating activities during the three-month period ended March 31, 2009 was mainly attributable to a decrease in funds receivable from customers of $4.8 million from $3.9 million in 2008 to an increase of $0.9 million in 2009 as a consequence of a larger amount of cash provided by our MercadoPago business in the three month period ended March 31, 2008 than in the same period of 2009. Additionally, net cash provided by operating activities was impacted by a lesser increase in accounts payable for $2.9 million, an increase in other assets for $ 2.7 million mainly related to the impact of foreign currency gains in Venezuela, and no variation in other liabilities for 2009 versus an increased of $1.9 million in 2008.
These decreases in cash provided by operations were partially offset by an increase in net income of $3.3 million to $5.4 million for the three-month period ended March 31, 2009 when compared to $2.1 million for the same period in 2008, a lesser increase of $3.3 million in prepaid expenses, from $(3.7) million for the three-month period ended March 31, 2008 to $(0.4) million for the same period in 2009 and a $1.5 million increase in funds payable to customers.
Net cash used in investing activities
Net cash used in investing activities was $(5.1) million for the three-month period ended March 31, 2009 compared to $(3.0) million during the same period in 2008. Net cash used in investing activities resulted mainly from purchases of investments for $33.7 million. Additionally, net cash used in investing activities resulted from capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment, reached the amount of $2.7 million for the three-month period ended March 31, 2009.
During the three-month period ended March 31, 2009, the increase of cash used in investment activities was partially offset by proceeds from the sale and maturity of investments for $31.2 million as part of our financial strategy.
As of March 31, 2008, net cash used in investing activities resulted primarily from the purchase of 100% of the issued and outstanding shares of capital stock of CMG for a fair value of $0.7 million, trademarks for $5.6 million and goodwill for $13.0 million. The outflow showed in our statement of cash flow amounted to $ 16.8 million since it was net of cash acquired (0.5 million) and does not consider $ 2.0 million recorded as compensation expense and not as part of the purchase price, following EITF 95-8 (See Note 4 to our unaudited condensed consolidated financial statements and “Compensation Cost related to acquisitions” above). Additionally, purchases of investments accounted for $(48.6) million of cash used in investing activities during the three-month period ended March 31, 2008, as part of our financial investment strategy and capital expenditures of $1.1 million. This consumption of cash was partially offset during the first three months of 2008 by proceeds from the sale of investments for $63.6 million also part of our financial strategy.

Net cash used in financing activities
Net cash used in financing activities was $(0.1) million for for the three-month period ended March 31, 2009 compared to $(6.2) million for the same period in 2008. The main factor that contributed to our use of cash in financing activities was a reduction in our financing from loans backed by Payments credit card receivables. Since the fourth quarter of 2008, we decided to sell all the credit card coupons related to “Funds Receivable from Customers” in our MercadoPago business to financial institutions and accounted for as a sale of financial assets under FAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125”. For that reason we no longer recognized the credit card portfolio as assets and no liability was recorded. The difference in the accounting treatment generates the decrease in net cash used in financing activities.
In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.
Debt
In connection with the DeRemate acquisition, on September 5, 2008, we issued to the Seller ten unsecured promissory notes in the aggregate principal amount of $18 million. These promissory notes mature as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009, (iii) 3,000,000 on December 5, 2009 and, (iv) 3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. As of March 31, 2009 the balance of those promissory notes was disclosed in our balance sheet net of certain working capital adjustments for $17.8 million as principal and $0.5 million as interest accrued. Pursuant to the terms of the notes, we have agreed that, for as long as the notes are outstanding, we will not incur indebtedness, on a consolidated basis, in excess of $55 million (including the debt incurred under the notes), except for intercompany debt or guarantees and guarantees provided by us or our affiliates under any discount of funds receivable from customers of MercadoPago.
Capital expenditures
Our capital expenditures increased $1.5 million, to $2.7 million for the three-month period ended March 31, 2009 as compared to $1.1 million for the same period in 2008. This increase was due to purchases of hardware and software licenses necessary to maintain and update the technology of our platform, and to a lesser degree, the cost of computer software developed internally, office equipment and new office space. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.
In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of March 31, 2009, the Argentine subsidiary has paid $3.8 million into the trust. For U.S. GAAP purposes the investment was recorded as a long term investment instead of as Property and Equipment. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in our balance sheet.
We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering, selling credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to repay the promissory notes related to the DeRemate Operations acquisition and other obligations going forward.
Off-balance sheet arrangements
At March 31, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.

Recent accounting pronouncements
Hierarchy of Generally Accepted Accounting Principles
In May 2008, FAS No. 162 “The hierarchy of generally accepted accounting principles” was issued by the FASB. FAS No. 162, which became effective on November 13, 2008, identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. On March 27, 2009, the FASB issued an Exposure Draft, The Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, with a comment period ending May 8, 2009. After completion of the comment period, the Board will consider comment letters received and begin re-deliberations. The Codification is set to officially launch on July 1, 2009. Once the Codification is approved, all of its content will carry the same level of authority, effectively superseding FAS N0. 162. After that date, only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure-one that is organized in an easily accessible, user-friendly online research system.
Disclosures about Fair Value of Financial Instruments
In April, 2009 the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FASB Staff Position (FSP) amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is evaluation the impact that this FSP will have on the condensed consolidated financial statements.
Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at March 31, 2009 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Operating lease obligations (1)	$3.2	$1.6	$1.5	$0.1	$—
Purchase obligations (2)	7.9	7.0	0.9	—	—

Total	$11.1	$8.6	$2.4	$0.1	$—

(1)	Includes leases of office space.

(2)
On June 19, 2008, our Argentine subsidiary offered to participate in a real estate trust, which investment represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. We expect to relocate our office headquarters to this newly acquired office space upon completion of the building, which we expect to occur in the second quarter of 2010. Under the terms of our commitments, the total estimated contractual obligation with the Trust is $10.1 million which shall be paid within 20 months. As of March 31, 2009, the Argentine subsidiary has invested $3.8 million in the aforementioned trust. Due to the impact of the Argentine inflation, future payments could differ significantly from our estimates. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group.

Due to DeRemate acquisition, on September 5, 2008, the Company issued to the Sellers ten unsecured promissory notes having an aggregate principal amount of $18 million. These promissory notes mature as follows: (i) 3 million on June 5, 2009 (ii) 9 million on September 5, 2009, (iii) 3 million on December 5, 2009 and, (iv) 3 million on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty.
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
Item 3 — Qualitative and Quantitative Disclosure About Market Risk
We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian reais due to Brazil’s share of our revenues, may affect the value of our financial assets and liabilities.
Foreign currencies
At March 31, 2009, the Seller financing related to the acquisition of DeRemate consisting of unsecured promissory notes for an aggregate principal amount of $18.0 million, which will be settled for $17.8 million due to $0.2 million of working capital adjustments was denominated in U.S. dollars. We also hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency. At March 31, 2009, the total cash and cash equivalents denominated in foreign currencies totaled $12.0 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $6.6 million. To manage exchange rate risk, our treasury policy is to transfer all cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At March 31, 2009, these dollar-denominated cash and cash equivalents and short-term investments totaled $34.4 million and the dollar-denominated long-term investments totaled $ 5.4 million. For the three-month period ended March 31, 2009, we incurred in foreign currency gains in the amount of $1.9 million as the cash balances of the subsidiaries held in U.S. dollars apreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended March 31, 2009 compared to three-month period ended March 31, 2008 — Other income (expenses)” for more detail).
Our Venezuelan subsidiaries re-measure their foreign currency cash and cash equivalents and investments at the parallel exchange rate of 6.25 “Bolivares Fuertes” per US dollar. Since there is an observable market rate of exchange for securities traded in the parallel market, based on facts and circumstances this market rate has been used for the re-measurement of foreign currency denominated transactions that could be settled through the parallel market mechanism. According to paragraph 27 of FAS 52 “Foreign Currency Translation”, in the absence of unusual circumstances, the rate applicable to conversion of a currency for purposes of dividend remittances shall be used to translate foreign currency statements. Furthermore, based on the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. The official exchange rate of 2.15 “Bolivares Fuertes” per US dollar is used for dividend remittance. The foreign currency effect generated by applying different exchange rates on the above mentioned assets has been accounted for in non-current other assets for a total amount of $11.2 million.
In addition, if the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies. During the three-month period ended March 31, 2009, 47.1% of our revenues were denominated in Brazilian reais, 20.5% in Venezuelan “Bolivares Fuertes”, 16.7% in Argentine pesos and 9.8% in Mexican pesos.

We have estimated that the impact of exchange rate fluctuations on our results of operations for the three-month period ended March 31, 2009 resulted in lower net revenues of approximately $7.2 million, and lower aggregate cost of net revenues and operating expenses of approximately $5.6 million, as compared to the same period in 2008. For net income, we estimated a decrease of $0.8 million for the three-month ended March 31, 2009. This calculation was made taking the average monthly exchange rates for each month in 2008, and applying them to the corresponding months in 2009, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
The following table summarizes the distribution of net revenues based on geography:

	Three months ended March 31,
(In millions)	2009	2008
Brazil	15.2	16.4
Venezuela	6.6	4.0
Argentina	5.4	3.8
Mexico	3.2	3.3
Other countries	1.9	1.4

Total Net Revenues	32.3	28.8

We have entered in the past into transactions to hedge portions of our foreign currency translation exposure but during 2009 have not entered into any such agreement.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At March 31, 2009, MercadoPago funds receivable from customers totaled approximately $3.2 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. In addition, we issued unsecured promissory notes to finance the DeRemate acquisition, for an aggregate principal amount of $18.0 million. These promissory notes mature as follows: (i) 3 million on June 5, 2009 (ii) 9 million on September 5, 2009, (iii) 3 million on December 5, 2009 and, (iv) 3 million on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. Fixed rate liabilities may have their fair market value adversely impacted due to a decrease in interest rates.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of the main part of our investments and because almost all our long-term investments do not exceed the two year period, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of March 31, 2009 or interest expenses derived from discounting our MercadoPago receivables or our promissory notes issued in connection with the DeRemate acquisition.
We consider a majority of our investments to be short-term investments, which are classified on our balance sheet as current assets in the amount of $29.4 million, because the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. Time deposits, corporate debt securities and sovereign debt securities are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.
Credit Risk
We invest in high-quality financial instruments, consisting primarily of time deposits, money market funds, investment grade corporate and sovereign debt securities, and treasury bills, which we believe are subject to limited credit risk. Credit risk is risk due to uncertainty in a counterparty’s ability to meet its financial obligations. For the three-month period ended March 31, 2009, market perception of these risks, together with certain market dislocations, had an adverse effect on the fair value of certain classes of securities, including in some cases, high-quality financial instruments that were not previously viewed as having credit risk. We seek, however, to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions or classes which we believe have not been affected by the current credit market environment.

Equity Price Risk
In connection with our share repurchase program, we sell put options that may require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At March 31, 2009, put options to purchase 226,000 shares of our common stock were outstanding, enabling the holders to sell in the aggregate 226,000 shares of our common stock upon exercise for approximately $2.3 million (net of the option premium received). The put option liability, with a fair value of $0.1 million at March 31, 2009, was included in Loans payable and other financial liabilities. The fair value of our shares should fall to 9.97 to settle our $0.3 million in premium received.
Item 4 — Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources and require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009 for additional discussion of the litigation and regulatory risks facing our company.
As of March 31, 2009, our total reserves for proceeding-related contingencies were approximately $0.9 million for 310 legal actions against us where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.
As of March 31, 2009, there were 286 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of March 31, 2009, there were more than 2,010 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
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

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. We appealed the decision, but the preliminary injunction was not lifted. On August 16, 2007 we presented another appeal to the Superior Court of Justice, in Brasilia. Vintage filed an action requesting a permanent injunction on May 12, 2006, alleging the same facts as alleged in the preliminary injunction request. In September of 2006, a fine of $157,000 was imposed on our Brazilian subsidiaries due to the alleged non-compliance of the preliminary injunction. We filed an appeal to the fine and requested its suspension pending a final adjudication on the merits. In October of 2006, the fine was suspended and on January 23, 2007, the fine was declared null and void. However, because our appeal of the preliminary injunction failed, in March of 2007, Vintage presented new petitions alleging non-compliance of the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against us, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 13, 2006. On July 4, 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When we are officially notified of the amount of the fine, we will present a new appeal against the application of the fine. On July 18, 2007 the judge set a conciliatory hearing for August 1, 2007. We attended the hearing but could not reach an agreement. On September 14, 2007, the judge decided that (i) our Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. The decision maintained the injunction until such ruling is non-appealable. We presented a request that the injunction should be revoked, but it was rejected. Plaintiff presented appeal against the decision on the September 14, 2007 ruling, which appeal was published on December 11, 2007. On January 8, 2008, we presented an appeal to the Court of the State of São Paulo against the decision that maintained the injunction, and, on January 14, 2008, we presented a reply to the appeal filed by the plaintiff. On June 30, 2008, our appeal against the decision that maintained the injunction was rejected and we presented another appeal to the Superior Court of Justice in Brasilia on July 7, 2008. This appeal was denied on January 23, 2009. We presented another appeal to that decision on February 2, 2009, which appeal is still pending.
On April 6, 2006, Fallms Distribuiăo de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued our Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that our Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of our website and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on our platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies. We were summoned in March of 2007 and presented our defense on March 14, 2007. In June of 2007, Fallms filed a petition to increase the fine imposed in the preliminary injunction, from approximately $200, to approximately $530 per day of noncompliance, based on alleged non-compliance by our Brazilian subsidiary. On July 2, 2007, we presented a petition requesting the judge to revoke the preliminary injunction. On July 25, 2007, the judge revoked the preliminary injunction. On the same date, the judge decided that (i) our Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs presented a request asking for clarification of the decision, but it was rejected. On November 6, 2007, plaintiffs appealed the July 25, 2007 decision that dismissed the case, and we presented our reply to that appeal on February 1, 2008 The appeal is still pending.
On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued our Brazilian subsidiary in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on our platform, and, as such, our Brazilian subsidiary is infringing her intellectual and property rights. Xuxa is seeking an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. The court issued an injunction ordering the removal of any offers of copies of the CD and movie from our platform. We appealed the injunction on July 2, 2007 and presented our defense on July 6, 2007. On December 17, 2007, both parties filed a joint petition requesting suspension of the process for 60 days until March 10, 2008, due to negotiation of a settlement of the case. On March 10, 2008, both parties presented a joint petition requesting the extension of the suspension term for 30 more days, however, we did not reach an agreement to settle the case. Our appeal against the injunction was rejected on July 14, 2008 and we presented another appeal against that decision to the same court on July 18, 2008. This new appeal was rejected on September 12, 2008, and, therefore, we presented a Special Appeal to be judged by the Brazilian Superior Court of Justice. On October 16, 2008, a conciliation and settlement hearing was held, but no settlement was reached. On April 22, 2009, we filed a motion presenting our arguments against the motion. The court has not yet ruled on this motion.

On June 11, 2007, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., or Praetorium, sued our Brazilian subsidiary in the Fourth Civil Court of the County of Belo Horizonte, State of Minas Gerais, Brazil. Praetorium alleged that our Brazilian subsidiary was infringing Praetorium’s copyrights as a result of our users selling allegedly counterfeit copies of Praetorium’s courses through the Brazilian page of our website. Praetorium seeks an injunction, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers containing the name of Praetorium was granted to Praetorium on July 11, 2007 giving us 48 hours to comply. In addition to the preliminary injunction, a fine of approximately $5,300 per day of noncompliance was imposed up to a maximum of approximately $131,000 and a fine of approximately $530 was also imposed for each new product posted after July 13, 2007 containing the name of Praetorium and listed in the Brazilian page of our website. On August 3, 2007, we appealed the preliminary injunction to the State Court of Minas Gerais and presented our defense on August 8, 2007. On November 20, 2007, the State Court of Minas Gerais rejected our request that the injunction should be suspended until judgment of the appeal. Notwithstanding the court’s rejection of our request, our appeal against the the preliminary injunction is still pending.
On August 23, 2007, Serasa S.A., or Serasa, sued our Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that our Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering our Brazilian subsidiary (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) the prohibition to allow in its website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, our Brazilian subsidiary presented the information requested. On January 7, 2008, we filed an interlocutory appeal at the State Court of São Paulo requesting reversal of item (b) of the injunction and presented our defense on January 7, 2008. Serasa filed its counter-arguments to our appeal on January 30, 2008. On March 26, 2008, we were summoned with a petition presented by Serasa alleging non-compliance with the injunction. We presented our response on March 31, 2008, arguing that we are in full compliance with the injunction which was accepted by the judge. Serasa replied our defense on June 6, 2008. On June 17, 2008, Serasa appealed the decision by which the Judge stated that the Brazilian subsidiary complied with the injunction. On August 26, 2008 the State Court of São Paulo granted the interlocutory appeal filed by our Brazilian subsidiary, in order to allow in the Brazilian website any content related to Serasa as established in the item (b) of the injunction abovementioned. On March 13, 2009, a conciliation hearing was held, but no conciliation was reached.
On November 23, 2007 Botelho Indústria e Distribuição Cinematográfica Ltda., or Botelho, sued our Brazilian subsidiary in the Third Civil Court of the City of Rio de Janeiro, State of Rio de Janeiro, Brazil. Botelho alleged that our Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses through the Brazilian website. Botelho seeks an injunction, fines, and compensatory and statutory damages, which was not yet analyzed by the judge. On February 25, 2008 we presented arguments to give the judge support and background to analyze the requested injunction. We presented our defense on March 5, 2008, which was replied by Botelho on April 10, 2008. A conciliatory hearing was held on September 29, 2008, but no settlement was reached.
On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, or Iglesia Mesianica, sued our Argentine subsidiary, MercadoLibre S.A., in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. Iglesia Mesianica alleged in the complaint that our Argentine subsidiary should be held liable as a result of our users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of our website. Iglesia Mesianica seeks monetary damages in the amount of approximately $95,000. We presented our defense on May 9, 2008 and also filed a preliminary objection arguing the lack of jurisdiction of the Civil Court and requested that the case should be heard by a Federal Court instead. Iglesia Mesianica responded to the preliminary objection and requested its rejection. The court still has to render a decision on the preliminary objection.

On February 29, 2008, Mr. Eduardo Paoletti presented a claim against our Brazilian subsidiary and Banco do Brasil S.A. and Banco Nossa Caixa S.A., in the Forty Second Civil Court of the Central Court of the City of São Paulo. Plaintiff alleges that his personal information was used by third parties to (i) register in our Brazilian website and (ii) open bank accounts in the aforementioned banks in order to commit fraud against users of our Brazilian website. Plaintiff alleges that our Brazilian subsidiary should be held joint and severally responsible with the other defendants for damages. Mr. Paoletti seeks compensatory and statutory damages estimated for approximately $1.8 million. We were summoned on June 19, 2008 and presented our defense on July 28, 2008. On September 12, 2008, Mr. Paoletti presented a rebuttal to the defense and on November 28, 2008, the Brazilian subsidiary presented an argument against Mr. Paoletti’s rebuttal. A conciliation and settlement hearing has been set for May 14, 2009.
On July 25, 2008, Nike International Ltd. or Nike requested a preliminary injunction against our Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina. We were officially notified on August 14, 2008. Nike requested the injunction alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of our website. A preliminary injunction was granted on August 11, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. We appealed the decision on August 22, 2008. On March 23, 2009 the Federal Court of Appeals on Civil and Commercial Matters, lifted the prohibition to allow in the Argentine website any listing related to Nike branded products subject to our requesting certain personal information from users willing to list those items.
On February 22, 2008, Nike International Ltd. or Nike requested a preliminary injunction against our Argentine subsidiary DeRemate.com de Argentina S.A. in the Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike requested the injunction alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted on February 25, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. We appealed the decision on March 4, 2008. On November 13, 2008 the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow in the website of this subsidiary any listing related to Nike branded products subject to our requesting certain personal information from users willing to list those items. On March 25, 2008 Nike sued our Argentine subsidiary DeRemate.com de Argentina S.A. in the same venue, for the same reasons argued in the request preliminary injunction. On December 3, 2008 we presented a preliminary objection requesting that Nike deposit as a security bond for costs. The court established that a bond for costs of approximately $ 5,400 should be deposited by Nike. Both parties appealed this amount and the issue is currently pending to be decided at the same Federal Court of Appeals.
On April 08, 2009, the Argentine Federation of Commercial and Service Employees (“Federación Argentina de Empleados de Comercio y Servicios"(“FAECYS”)) sued our Argentine subsidiary in the First Federal Court of Labor matters No. 39, asserting a claim for contributions equal to 0.5% of the salaries paid from February 2004 to February 2009 of those employees that, according to FAECYS, should be registered under the scope of the Collective Bargaining Agreement for Commercial Employees No. 130/75. We were summoned on April 21, 2009 and, on April 24, 2009 both parties filed a joint petition requesting suspension of the proceeding for 10 business days due to negotiation of a settlement of the case. We have reached a settlement agreement for the amount of approximately $11,500 without recognizing rights or facts to the plaintiff. We presented the settlement for homologation by the Labor Court on May 4, 2009. The homologation is still pending.
On May 7th, 2009, we received notice that the Consumer Protection Agency in Venezuela (“INDEPABIS”) is conducting an investigation over car dealers’ listings on our tucarro.com.ve website. Pending its review, the Agency has temporarily suspended additional car listings on the TuCarro Venezuelan site, however visitors are and will be able to navigate the site and access current listings and advertising. On May 8th, 2009, we presented an opposition to the suspension but the decision is currently pending. We cannot predict when the suspension may be lifted, what action, if any, the Agency may take, or the financial impact on us if the suspension continues.
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

State of Minas Gerais Fraud Claim
On October 5, 2007, a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. We were summoned on June 30, 2008 and presented our defense on July 25, 2008. On September 04, 2008, the state prosecutor of the State of Minas Gerais presented a rebuttal to the defense, which we replied to on November 14, 2008.
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
Brazilian National Public Treasury Tax Claim
On March 17, 2008, our Brazilian subsidiary received a tax claim for approximately $198,000 presented by the National Public Treasury of Brazil. The notice claims non-payment of income taxes that we believe we paid, and accordingly, we consider the risk of loss for this claim to be remote. On March 28, 2008, we presented our defense requesting a declaration that no such taxes are due. A decision on the case is still pending.
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
Item 1A — Risk Factors
There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table describes common stock repurchases made by the Company during the first quarter of 2009:

			Total Number of	Approximate
			Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	Per Share	Plans (1)	Under the Plans
January 1, 2009 – January 31, 2009	—	—	—	17.4 million (2)
February 1, 2009 – February 28, 2009	—	—	—	17.4 million (2)
March 1, 2009 – March 31, 2009	—	—	—	17.4 million (2)

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

(2)
The approximate total dollar value of shares that may yet be purchased is the difference between the total amount of repurchases authorized and the total amount spent on repurchases to date. To enhance our share repurchase plan, we sell equity put options. These put options entitle the holders to sell shares of our common stock to us on certain dates at specified prices. As of March 31, 2009, options to purchase 226,000 shares of our common stock were outstanding, each with a strike price of $10 per share for 110,000 shares and $12.5 per share for 116,000 shares. The dollar amount available for open market repurchases will be reduced by the dollar amount paid to holders for shares upon the exercise of outstanding options. None of these warrants has been exercised to date.

Item 6 — Exhibits

10.1	MercadoLibre S.A. Ordering Document Issued by Oracle USA, Inc. February 26, 2009.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MERCADOLIBRE, INC.
 Registrant

Date: May 11, 2009	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Hernán Kazah
Hernán Kazah
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.
INDEX TO EXHIBITS

10.1	MercadoLibre S.A. Ordering Document Issued by Oracle USA, Inc. February 26, 2009.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith