Form 10-Q
period 2009-06-30
MERCADOLIBRE INC
filed 2009-08-07
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33647

MercadoLibre, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0212790 (I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
44,093,804 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 1, 2009.

MERCADOLIBRE, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1	— Unaudited Condensed Consolidated Financial Statements
MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$19,374,901	$17,474,112
Short-term investments	28,647,386	31,639,400
Accounts receivable, net	4,508,072	3,856,392
Funds receivable from customers	1,922,470	2,322,416
Prepaid expenses	526,628	426,869
Deferred tax assets	6,970,127	1,628,871
Other assets	2,448,059	2,953,164

Total current assets	64,397,643	60,301,224
Non-current assets:
Long-term investments	22,402,035	9,218,153
Property and equipment, net	6,402,482	5,940,160
Goodwill and intangible assets, net	74,488,034	72,911,546
Deferred tax assets	2,556,092	14,270
Other assets	12,973,426	8,353,396

Total non-current assets	118,822,069	96,437,525

Total assets	$183,219,712	$156,738,749

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,275,161	$16,941,173
Funds payable to customers	22,475,574	14,727,891
Social security payable	5,544,684	4,387,943
Taxes payable	10,661,070	4,989,704
Loans payable and other financial liabilities	15,465,001	14,963,421
Provisions	470,137	299,753

Total current liabilities	69,891,627	56,309,885
Non-current liabilities:
Social security payable	642,161	339,854
Loans payable	—	3,050,061
Deferred tax liabilities	4,922,046	2,556,120
Other liabilities	1,335,901	1,058,848

Total non-current liabilities	6,900,108	7,004,883
Total liabilities	$76,791,735	$63,314,768

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,089,117 and 44,070,367 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	44,089	44,071
Additional paid-in capital	120,104,599	119,807,007
Accumulated deficit	(3,481,301)	(15,552,256)
Accumulated other comprehensive loss	(10,239,410)	(10,874,841)

Total shareholders’ equity	106,427,977	93,423,981

Total liabilities and shareholders’ equity	$183,219,712	$156,738,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Income
For the three- and six-month periods ended June 30, 2009 and 2008

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenues	$73,224,300	$63,312,238	$40,901,799	$34,471,508
Cost of net revenues	(15,229,463)	(12,921,182)	(8,595,477)	(6,901,503)

Gross profit	57,994,837	50,391,056	32,306,322	27,570,005

Operating expenses:
Product and technology development	(5,720,625)	(3,473,893)	(3,087,206)	(1,730,780)
Sales and marketing	(20,293,461)	(19,480,049)	(10,077,284)	(10,265,389)
General and administrative	(12,800,984)	(10,827,171)	(6,729,609)	(5,879,569)
Compensation Cost related to acquisitions (Note 4)	—	(1,919,870)	—	(1,546,397)

Total operating expenses	(38,815,070)	(35,700,983)	(19,894,099)	(19,422,135)

Income from operations	19,179,767	14,690,073	12,412,223	8,147,870

Other income (expenses):
Interest income and other financial gains	1,531,837	1,019,929	602,174	270,576
Interest expense and other financial charges	(5,844,773)	(2,321,147)	(3,334,589)	(958,348)
Foreign currency gain / (loss)	529,213	(3,041,354)	(1,346,273)	(2,052,638)
Other income, net	—	2,285	—	2,285

Net income before income / asset tax expense	15,396,044	10,349,786	8,333,535	5,409,745

Income / asset tax expense	(3,325,089)	(5,335,014)	(1,653,756)	(2,462,650)

Net income	$12,070,955	$5,014,772	$6,679,779	$2,947,095

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Basic EPS
Basic net income per common share	$0.27	$0.11	$0.15	$0.07

Weighted average shares	44,074,462	44,238,146	44,078,235	44,238,166

Diluted EPS
Diluted net income per common share	$0.27	$0.11	$0.15	$0.07

Weighted average shares	44,127,208	44,367,846	44,132,204	44,369,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six-month periods ended June 30, 2009 and 2008 (unaudited)

							Accumulated
				Additional			other
	Comprehensive	Common stock		paid-in	Treasury	Accumulated	comprehensive
	income	Shares	Amount	capital	Stock	deficit	income (loss)	Total
Balance as of December 31, 2007		44,226,563	44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

Stock options exercised		65,710	65	62,789	—	—	—	62,854
Stock-based compensation — stock options		—	—	2,447	—	—	—	2,447
Stock-based compensation — restricted shares		—	—	46,329	—	—	—	46,329
Net income	$5,014,772	—	—	—	—	5,014,772	—	5,014,772
Currency translation adjustment	4,231,526	—	—	—	—	—	4,231,526	4,231,526
Unrealized net gains on investments	—	—	—	—	—	—	—	—
Realized net gain on investments	(57,890)	—	—	—	—	—	(57,890)	(57,890)

Comprehensive income	$9,188,408

Balance as of June 30, 2008		44,292,273	44,292	122,001,703	—	(29,349,145)	8,276,327	100,973,177

Stock options exercised and restricted shares issued		27,794	29	20,206	—	—	—	20,235
Stock-based compensation — stock options		—	—	2,272	—	—	—	2,272
Stock-based compensation — restricted shares		—	—	59,231	—	—	—	59,231
Stock -based compensation LTRP		—	—	321,568	—	—	—	321,568
Repurchase of Treasury Stock		—	—	—	(2,598,223)	—	—	(2,598,223)
Retirement of Treasury Stock		(249,700)	(250)	(2,597,973)	2,598,223	—	—	—
Net income	$13,796,889	—	—	—	—	13,796,889	—	13,796,889
Currency translation adjustment	(19,154,810)	—	—	—	—	—	(19,154,810)	(19,154,810)
Unrealized net gains on investments	3,642	—	—	—	—	—	3,642	3,642
Realized net gain on investments	—	—	—	—	—	—	—	—

Comprehensive income	$3,834,129

Balance as of December 31, 2008		$44,070,367	$44,071	$119,807,007	$—	$(15,552,256)	$(10,874,841)	$93,423,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements Changes in Shareholders’ Equity
For the six-month periods ended June 30, 2009 and 2008 (unaudited)

							Accumulated
				Additional			other
	Comprehensive	Common stock		paid-in	Treasury	Accumulated	comprehensive
	income	Shares	Amount	capital	Stock	deficit	income (loss)	Total
Balance as of December 31, 2008		44,070,367	$44,071	$119,807,007	$—	$(15,552,256)	$(10,874,841)	$93,423,981

Stock options exercised		4,495	4	4,000	—	—	—	4,004
Stock-based compensation — stock options		—	—	871	—	—	—	871
Stock-based compensation — restricted shares		—	—	31,033	—	—	—	31,033
Stock -based compensation LTRP		—	—	90,603	—	—	—	90,603
Restricted shares issued		10,655	11	171,088	—	—	—	171,099
LTRP shares issued		3,600	3	(3)	—	—	—	—
Net income	$12,070,955	—	—	—	—	12,070,955	—	12,070,955
Currency translation adjustment	627,929	—	—	—	—	—	627,929	627,929
Unrealized net gains on investments	11,145	—	—	—	—	—	11,145	11,145
Realized net gain on investments	(3,643)	—	—	—	—	—	(3,643)	(3,643)

Comprehensive income	$12,706,386

Balance as of June 30, 2009		44,089,117	$44,089	$120,104,599	$—	$(3,481,301)	$(10,239,410)	$106,427,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(Unaudited)

Cash flows from operations:
Net income	$12,070,955	$5,014,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,945,382	1,520,702
Interest expense	345,224	—
Unrealized gains on investments	(486,059)	(870,406)
Stock-based compensation expense — stock options	871	2,447
Stock-based compensation expense — restricted shares	121,646	46,329
LTRP accrued compensation	1,352,977	—
Deferred income taxes	369,375	193,619
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(1,275,237)	324,660
Funds receivable from customers	627,999	(3,463,772)
Prepaid expenses	(102,699)	(546,196)
Other assets	(3,740,274)	295,528
Accounts payable and accrued expenses	(2,880,613)	3,241,464
Funds payable to customers	4,905,107	1,175,341
Provisions	194,718	(390,673)
Deferred tax liabilities	(175,236)	—
Other liabilities	(592,641)	23,779

Net cash provided by operating activities	12,681,495	6,567,594

Cash flows from investing activities:
Purchase of investments	(37,897,661)	(39,085,208)
Proceeds from sale and maturity of investments	32,231,451	60,732,449
Payment for businesses acquired, net of cash acquired	—	(16,824,065)
Purchase of intangible assets	(953,164)	(59,098)
Purchases of property and equipment	(2,182,358)	(2,675,365)

Net cash (used in) provided by investing activities	(8,801,732)	2,088,713

Cash flows from financing activities:
Decrease in short term debt	(3,193,705)	(7,630,307)
Loans received	—	5,958
Stock options exercised	4,004	62,854

Net cash used in financing activities	(3,189,701)	(7,561,495)

Effect of exchange rate changes on cash and cash equivalents	1,210,727	902,037

Net increase in cash and cash equivalents	1,900,789	1,996,849
Cash and cash equivalents, beginning of the period	17,474,112	15,677,407

Cash and cash equivalents, end of the period	$19,374,901	$17,674,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$5,005,815	$1,736,062
Cash paid for income taxes	$3,453,738	$4,145,532

Acquisition of Classified Media Group:
Cash and cash equivalents	$—	$554,739
Accounts receivable	—	56,613
Other current assets	—	904,791
Non current assets	—	365,190

Total assets acquired	—	1,881,333

Accounts payable and accrued expenses	—	69,516
Taxes payable	—	459,462
Social security payable	—	243,141
Non current liabilities	—	14,000
Provisions	—	408,336

Total liabilities assumed	—	1,194,455

Net assets acquired	—	686,878

Goodwill	—	13,037,504
Trademarks	—	5,622,188
Deferred Income Tax on Trademarks	—	(1,967,766)

Total purchase price	—	17,378,804

Cash and cash equivalents acquired	—	(554,739)

Payment for businesses acquired, net of cash acquired	$—	$16,824,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business

MercadoLibre Inc. (the “Company”) is an ecommerce enabler whose mission is to build the necessary online and technology tools to enable practically anyone to trade almost anything in Latin America, helping to make inefficient markets more efficient.

The Company operates in several reporting segments. The MercadoLibre online marketplace segments include Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru and Uruguay). The MercadoPago segment includes our regional online payments platform consisting of our MercadoPago business available in Brazil, Argentina, Mexico and Other countries (Chile, Colombia, and Venezuela).

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

The Company pioneered online commerce in the region by developing a Web-based marketplace in which buyers and sellers are brought together to browse, buy and sell items such as computers, electronics, collectibles, automobiles, clothing and a host of practical and miscellaneous items. The Company’s trading platform is a fully automated, topically arranged, intuitive, and easy-to-use online service that is available 24 hours-a-day, seven-days-a-week. The Company’s platform supports a fixed price format in which sellers and buyers trade items at a fixed price established by sellers, and an auction format in which sellers list items for sale and buyers bid on items of interest.

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

In 2004, the Company introduced an online classifieds platform for motor vehicles, vessels and aircrafts. Buyers usually require a physical inspection of these items or specific types of interactions with the sellers before completing a transaction, and therefore an online classified advertisements service is better suited for purchase and sale of these types of items than the traditional online purchase and sale format. For these items, buyers can search by make, model, year and price, and sellers can list their phone numbers and receive prospective buyers’ e-mail addresses, in order to allow for instant and direct communication between sellers and potential buyers.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business (Continued)

In November of 2005, the Company acquired certain operations of DeRemate.com Inc., a regional competing online marketplace, including all of its operations in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela and the majority of the shares of the capital stock of its subsidiaries (except for its Argentine and Chilean subsidiaries, which were operated under the control of one of previous stockholders of DeRemate), for an aggregate purchase price of $12.1 million, net of cash and cash equivalents acquired.

During 2006, the online classifieds platform was expanded to include the real estate category. Much in the same way as with motor vehicles, vessels and aircrafts, purchases of real estate, require physical inspection of the property and is therefore a business more suited to a classifieds model. For real estate listings, in addition to posting their contact information, individual owners or real estate agents can also upload pictures and videos of the property for sale and include maps of the property’s location and layout.

During 2006, the Company launched several initiatives to improve its platform and expand its reach. Particularly relevant were the launch of eShops, a new platform tailored to attract lower rotation items and increase the breadth of products offered, the introduction of user generated information guides for buyers that improve the shopping experience, and the expansion of the online classifieds model by adding the services category. In terms of geographic expansion, the Company launched sites in Costa Rica, the Dominican Republic, and Panama.

In August 2007, the Company successfully completed its initial public offering pursuant to which the Company sold 3,000,000 shares of common stock and certain selling shareholders sold 15,488,762 shares of common stock, resulting in net proceeds for the Company of approximately $49,573,239.

During 2007 the Company also launched a new and improved version of its MercadoPago payments platform in Chile and Colombia as well as in Argentina during 2008. The new MercadoPago, in addition to improving the ease of use and efficiency of payments for marketplace purchases, also allows for payments outside of the Company’s marketplaces. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments in their independent commerce websites. In this way MercadoPago 3.0 as it has been called is designed to meet the growing demand for Internet based payments systems in Latin America.

In January 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operated an online classifieds platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The Company paid for the shares of CMG and its subsidiaries was $19 million, subject to certain escrows and working capital adjustment clauses.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business (Continued)

In September 2008, the Company completed the acquisition of DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. for an aggregate purchase price of $37.6 million. We also purchased certain URLs, domains, trademarks, databases and intellectual property rights related to those businesses for $2.4 million. The total purchase price was subject to certain set off rights and working capital adjustment clauses.

As of June 30, 2009, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year information to conform to current year presentation.

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.1% and 97.5% of the consolidated totals during the six-month periods ended June 30, 2009 and 2008, respectively. Long-lived assets located in the foreign operations totaled $77,395,295 and $75,935,438 as of June 30, 2009 and December 31, 2008, respectively. Cash and cash equivalents as well as short-term investments, totaling $48,022,287 and $49,113,512 at June 30, 2009 and December 31, 2008, respectively, are mainly located in the United States of America.

These unaudited interim financial statements reflect the Company’s consolidated financial position as of June 30, 2009 and December 31, 2008. These statements also show the Company’s consolidated statement of income for the three- and six-months ended June 30, 2009 and 2008, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the six months ended June 30, 2009 and 2008. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009. The condensed consolidated statements of income, shareholders’ equity and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)

Basis of presentation (Continued)

Management has evaluated subsequent events through August 7, 2009 which is the date the financial statements were issued. Management has not evaluated subsequent events after August 7, 2009 and their impact, if any, on these condensed consolidated financial statements.

Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year end exchange rates while income and expense accounts are translated at the average rates in effect during the period/year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency gain / (loss)”.

The Venezuelan subsidiaries maintained a foreign currency denominated asset in the form of US dollar denominated cash and cash equivalents. In accordance with the Company’s stated accounting policy, this investment should first be re-measured into its functional currency “Bolivares Fuertes”. Upon re-measurement into its functional currency, the investment will then be translated into the reporting currency of the Company (US Dollar). In accordance with paragraph 27a of FAS 52 “Foreign Currency Translation”, these assets were re-measured at the June 30, 2009 parallel exchange rate of 6.40 “Bolivares Fuertes” per US dollar (at December 31, 2008 was 5.4 “Bolivares Fuertes” per US dollar). Further, in accordance with paragraph 27b of FAS 52, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at June 30, 2009 and December 31, 2008 was the official rate of 2.15 “Bolivares Fuertes” per US dollar. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Accordingly, the foreign currency effect on assets for $12,276,952 is included in “Other non-current assets” in the consolidated balance sheet, and is the result of applying the Company’s accounting policy for the related asset.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)

Taxes on revenues

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $2,514,040 and $2,148,755 for the three-month periods ended June 30, 2009 and 2008, respectively. Taxes on revenues totaled $4,241,442 and $3,841,083 for the six-month periods ended June 30, 2009 and 2008, respectively

Income and Asset Taxes

The Company is subject to an enacted Mexican business flat tax called “Impuesto Empresarial a Tasa Unica” (“IETU”). The Company pays the higher of IETU or income tax. Although the Company’s Mexican subsidiary has net operating loss carryforward (NOL’s), it has to pay IETU and once NOL’s are consumed, the Company expects it will only accrue and pay income tax. The effect of IETU has been included in the income / asset tax expense line for the three-and six-month periods ended June 30, 2009 and 2008.

From fiscal year 2008 to fiscal year 2018, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, for 10 years. Aggregate tax benefit totaled $686,585 and $502,118 for the three-month periods ended June 30, 2009 and 2008, respectively. Aggregate tax benefit totaled $1,389,791 and $801,887 for the six-month periods ended June 30, 2009 and 2008, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.02 and $0.01 for the three-month periods ended June 30, 2009 and 2008, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.03 and $0.02 for the six-month periods ended June 30, 2009 and 2008, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

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

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities as from January 1, 2008. The adoption of FAS 157 did not have a material impact on the consolidated results of operations or financial condition. See Note 6 “Fair Value Measurement of Assets and Liabilities” for further details.

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income for the three-month periods ended June 30, 2009 and 2008 amounted to $10,701,396 and $6,252,534, respectively and for the six month periods ended June 30, 2009 and 2008 amounted to $12,706,386 and $9,188,408 respectively.

Recent Accounting Pronouncements

1. The hierarchy of generally accepted accounting principles

In May 2008, FAS No. 162 “The hierarchy of generally accepted accounting principles” was issued by the FASB. FAS No. 162, which became effective on November 13, 2008, identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. On March 27, 2009, the FASB issued an Exposure Draft, The Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, with a comment period ending May 8, 2009. After completion of the comment period, the Board will consider comment letters received and begin re-deliberations. The FASB also decided that the Codification will be effective for interim and annual periods ending on or after September 15, 2009. Once the Codification is approved, all of its content will carry the same level of authority, effectively superseding FAS No. 162. After that date, only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure-one that is organized in an easily accessible, user-friendly online research system.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)

2. Accounting for Transfers of Financial Assets

In July 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (FAS 166), amending the guidance on transfers of financial assets in order to address practice issues highlighted most recently by events related to the economic downturn. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. FAS 166 is effective to new transfers of financial assets occurring from January 1, 2010. The Company will evaluate how its consolidated financial statements and future transfers of financial assets will be affected.

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.

The Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income available to common stockholders for the three- and six-month period ended June 30, 2009, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)

The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$6,679,779	$6,679,779	$2,947,095	$2,947,095

Net income available to common shareholders attributable to unvested restricted shares	$973	$973	$—	$—

Net income available to common shareholders attributable to common stock	$6,678,806	$6,678,806	$2,947,095	$2,947,095

The following table shows how net income is allocated using the two-class method for earnings per common share, for the six-month periods ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income	$12,070,955	$12,070,955	$5,014,772	$5,014,772

Net income available to common shareholders attributable to unvested restricted shares	$2,021	$2,021	$—	$—

Net income available to common shareholders attributable to common stock	$12,068,934	$12,068,934	$5,014,772	$5,014,772

Net income per share of common stock is as follows for the three-month periods ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.15	$0.15	$0.07	$0.07

Numerator:
Net income available to common shareholders	$6,678,806	$6,678,806	$2,947,095	$2,947,095

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,078,235	44,078,235	44,238,166	44,238,166
Adjustment for stock options	—	49,147	—	130,345
Adjustment for restricted shares	—	—	—	806
Adjustment for Additional Shares	—	2,967	—	—
Adjustment for Put Options	—	1,855	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,078,235	44,132,204	44,238,166	44,369,317

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)
Net income per share of common stock is as follows for the six-month periods ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.27	$0.27	$0.11	$0.11

Numerator:
Net income available to common shareholders	$12,068,934	$12,068,934	$5,014,772	$5,014,772

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,074,462	44,074,462	44,238,146	44,238,146
Adjustment for stock options	—	49,514	—	129,308
Adjustment for restricted shares	—	—	—	392
Adjustment for Additional Shares	—	3,232	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,074,462	44,127,208	44,238,146	44,367,846

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three- and six-month periods ended June 30, 2009 and 2008, the numbers of anti-dilutive shares are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Anti-dilutive shares
Restricted shares	—	14,096	—	13,289
2008 Shares granted under LTRP	18,690	—	—	—

	18,690	14,096	—	13,289

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

As of June 30, 2008, the accrued compensation expenses related to escrow release were included in “Compensation costs related to acquisitions” within operating expenses, for a total amount of $373,473. Therefore the unaccrued portion of the amount held in escrow, minus the discount, which equals $1,546,397 was fully expensed in the second quarter of 2008.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)

The following table summarizes the allocation of the cash paid in the acquisition:

Purchase Price	$17,024,380
Post-closing working capital adjustments	150,000
Direct cost of the business combination	204,424

Total aggregate purchase price	$17,378,804

Compensation Cost	1,919,870

Total Cash paid	$19,298,674

As from the acquisition date in January 2008, the acquired company results of operations have been included in the Company’s income statement.

The following table summarizes an allocation of the purchase price for the companies acquired in the transaction (in thousands):

		Post	Net Tangible	Identifiable	Deferred		Aggregate
		Acquisition	Assets /	Intangible	Tax		Purchase
Company Name	Country	Ownership	(Liabilities)	Assets	Liabilities	Goodwill	Price

CMG Classified Media Group Inc.	Panama	100%	$846.3	$—	$—	$—	$846.3
Venecapital Group Inc.	Panama	100%	(26.8)	—	—	—	(26.8)
Grupo Veneclasificados C.A.	Venezuela	100%	(125.4)	4,934.2	(1,727.0)	11,442.0	14,523.8
Clasificados Internacionales S.A.	Panama	100%	(44.8)	—	—	—	(44.8)
ColClasificados S.A.	Colombia	100%	36.4	688.0	(240.8)	1,595.5	2,079.1
Clasificados Florida LLC	USA	100%	1.2	—	—	—	1.2

Total			$686.9	$5,622.2	$(1,967.8)	$13,037.5	$17,378.8

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

The goodwill of $13,037,504 is not expected to be deductible for tax purposes.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)
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

On June 3, 2009, the Company paid to the Sellers $3,113,203 including principal plus accrued interest.

The Sellers and certain of their affiliates have also agreed to enter into certain non-compete agreements with the Company for 5 years.
The Company’s statement of income includes the results of operations of the acquired companies from September 1, 2008.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)
The following table summarizes the allocation of the cash paid and debt assumed in the acquisition:

Cash paid	$22,000,000
Seller financing	18,000,000
Working Capital adjustment	(480,912)
Direct cost of the business combination	494,301

Total aggregate purchase price	$40,013,389

The following table summarizes the purchase price allocation of the Acquired Entities in the transaction (in thousands):

		Post	Net Tangible	Identifiable	Deferred		Aggregate
		Acquisition	Assets /	Intangible	Tax		Purchase
Company Name	Country	Ownership	(Liabilities)	Assets	Liabilities	Goodwill	Price
DeRemate.com de Argentina S.A.	Argentina	100%	$2,555.2	$1,444.1	$(505.4)	$30,658.9	$34,152.8
DeRemate.com Chile S.A.	Chile	100%	(1,978.9)	302.2	(105.8)	6,659.4	4,876.9
Compañía de Negocios Interactiva de Colombia E.U.	Colombia	100%	(753.4)	25.6	(9.0)	1,417.2	680.4
Interactivos y Digitales México S.A. de C.V.	Mexico	100%	(580.7)	29.2	(10.2)	864.9	303.2

Total			$(757.8)	$1,801.1	$(630.4)	$39,600.4	$40,013.3

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

Goodwill of $39,600,532 is not expected to be deductible for tax purposes.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)

The results of operations for periods prior to the acquisition for each acquisition, both individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma results of operations have not been presented.

The following table summarizes the net tangible assets acquired in the abovementioned business combinations:

	CMG	DeRemate	Total

Cash and cash equivalents	$554,739	$136,893	$691,632
Funds receivable from customers	—	117,473	117,473
Accounts receivable	56,613	6,512,485	6,569,098
Tax Credits	—	604,419	604,419
Other current assets	904,791	14,065	918,856
Non current assets	365,190	139,737	504,927

Total assets acquired	$1,881,333	$7,525,072	$9,406,405

Accounts payable and accrued expenses	69,516	4,509,314	4,578,830
Funds payable to customers	—	146,191	146,191
Taxes payable	459,462	745,017	1,204,479
Social security payable	243,141	151,971	395,112
Other liabilities	—	1,590,371	1,590,371
Non current liabilities	14,000	—	14,000
Provisions	408,336	1,140,055	1,548,391

Total liabilities assumed	$1,194,455	$8,282,919	$9,477,374

Net tangible assets (liabilities)	$686,878	$(757,847)	$(70,969)

Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2009	2008

Indefinite lived assets
- Goodwill	$66,557,429	$65,652,774
- Trademarks	5,561,458	5,537,715
Amortizable intangible assets
- Licenses and others	2,191,749	1,313,901
- Non-compete agreement	1,134,712	1,051,531
- Customer list	1,559,988	1,534,969

Total intangible assets	$77,005,336	$75,090,890
Accumulated amortization	(2,517,302)	(2,179,344)

	$74,488,034	$72,911,546

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4. Business Combinations, Goodwill and Intangible Assets (Continued)
Goodwill
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2009 and the year ended December 31, 2008, are as follows:

	Six Months Ended June 30, 2009
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$9,361,697	$26,903,145	$5,365,727	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$65,652,774
- Effect of exchange rates changes	1,848,738	(2,437,368)	1,056,373	203,106	—	182,836	50,970	904,655

Balance, end of the period	$11,210,435	$24,465,777	$6,422,100	$4,720,796	$13,636,502	$4,830,517	$1,271,302	$66,557,429

	Year ended December 31, 2008
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,351,542	$—	$—	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467
-Purchase of CMG	—	—	—	—	11,442,022	1,595,482	—	13,037,504
-Purchase of DR Operations	—	30,658,930	6,659,419	864,945	—	1,417,239	—	39,600,533
- Effect of exchange rates changes	(2,989,845)	(3,755,785)	(1,293,692)	(1,246,122)	—	(622,870)	(77,416)	(9,985,730)

Balance, end of the year	$9,361,697	$26,903,145	$5,365,727	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$65,652,774

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $140,076 and $61,316 for the three-month periods ended June 30, 2009 and 2008, respectively. Aggregate amortization expense for intangible assets totaled $279,477 and $141,302 for the six-month periods ended June 30, 2009 and 2008, respectively.

Expected future intangible asset amortization from acquisitions completed as of June 30, 2009 is as follows:

For year ended 12/31/2009 (remaining six months)	$371,539
For year ended 12/31/2010	719,310
For year ended 12/31/2011	637,330
For year ended 12/31/2012	442,397
For year ended 12/31/2013	198,571
Thereafter	—

$2,369,147

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended June 30, 2009
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$12,603,535	$5,549,031	$3,307,428	$7,301,806	$2,248,761	$31,010,561	$9,891,238	$40,901,799
Direct costs	(7,627,345)	(2,262,079)	(1,867,422)	(3,443,905)	(1,088,572)	(16,289,323)	(5,431,797)	(21,721,120)

Direct contribution	4,976,190	3,286,952	1,440,006	3,857,901	1,160,189	14,721,238	4,459,441	19,180,679

Operating expenses and indirect costs of net revenues								(6,768,456)

Income from operations								12,412,223

Other income (expenses):
Interest income								602,174
Interest expense and other financial results								(3,334,589)
Foreign exchange								(1,346,273)
Other income, net								—

Net income before income / asset tax expense								$8,333,535

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)

	Three Months Ended June 30, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$13,649,406	$4,252,040	$3,108,820	$5,711,196	$1,588,960	$28,310,422	$6,161,086	$34,471,508
Direct costs	(8,397,321)	(2,020,438)	(2,158,256)	(2,368,211)	(1,254,438)	(16,198,664)	(4,110,109)	(20,308,773)

Direct contribution	5,252,085	2,231,602	950,564	3,342,985	334,522	12,111,758	2,050,977	14,162,735

Operating expenses and indirect costs of net revenues								(6,014,865)
Income from operations								8,147,870

Other income (expenses):
Interest income								270,576
Interest expense and other financial results								(958,348)
Foreign exchange								(2,052,638)
Other income, net								2,285

Net income before income / asset tax expense								$5,409,745

	Six Months Ended June 30, 2009
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$22,481,733	$10,514,908	$6,176,350	$13,667,627	$4,123,864	$56,964,482	$16,259,818	$73,224,300
Direct costs	(14,233,003)	(4,438,834)	(3,664,417)	(7,099,420)	(2,086,917)	(31,522,591)	(9,513,003)	(41,035,594)

Direct contribution	8,248,730	6,076,074	2,511,933	6,568,207	2,036,947	25,441,891	6,746,815	32,188,706

Operating expenses and indirect costs of net revenues								(13,008,939)

Income from operations								19,179,767

Other income (expenses):
Interest income and other financial gains								1,531,837
Interest expense and other financial results								(5,844,773)
Foreign currency gain								529,213
Other income, net								—

Net income before income / asset tax expense								$15,396,044

	Six Months Ended June 30, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$25,524,974	$7,778,392	$6,048,665	$9,469,128	$2,969,921	$51,791,080	$11,521,158	$63,312,238
Direct costs	(15,923,765)	(3,872,243)	(4,207,424)	(4,509,705)	(2,245,293)	(30,758,430)	(7,793,776)	(38,552,206)

Direct contribution	9,601,209	3,906,149	1,841,241	4,959,423	724,628	21,032,650	3,727,382	24,760,032

Operating expenses and indirect costs of net revenues								(10,069,959)

Income from operations								14,690,073

Other income (expenses):
Interest income and other financial gains								1,019,929
Interest expense and other financial results								(2,321,147)
Foreign currency loss								(3,041,354)
Other income, net								2,285

Net income before income / asset tax expense								$10,349,786

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	June 30,	December 31,
	2009	2008
US long-lived tangible assets	$3,470,672	$2,881,210
Other countries long-lived tangible assets
Argentina	1,511,475	1,573,708
Brazil	683,948	596,940
Mexico	75,556	81,873
Venezuela	604,900	749,605
Other countries	55,931	56,824

	$2,931,810	$3,058,950

Total long-lived tangible assets	$6,402,482	$5,940,160

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2009	2008
US intangible assets	$24,549	$35,058
Other countries goodwill and intangible assets
Argentina	26,413,710	28,196,325
Brazil	11,250,106	9,397,304
Mexico	4,782,821	4,585,212
Venezuela	18,583,031	18,585,234
Other countries	13,433,817	12,112,413

	$74,463,485	$72,876,488

Total goodwill and intangible assets	$74,488,034	$72,911,546

The following table summarizes the allocation of net revenues based on geography:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Brazil	$36,438,805	$35,143,273	$21,226,127	$18,749,341
Argentina	11,510,888	8,460,603	6,113,280	4,644,351
Mexico	6,881,232	6,746,361	3,706,350	3,471,616
Venezuela	14,215,958	9,956,094	7,576,529	5,997,401
Other countries	4,177,417	3,005,907	2,279,513	1,608,799

Total net revenues	$73,224,300	$63,312,238	$40,901,799	$34,471,508

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of June 30, 2009 and December 31, 2008:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	June 30,	identical Assets	December 31,	identical Assets
Description	2009	(Level 1)	2008	(Level 1)

Assets

Cash and Cash Equivalents:

Money Market Funds	$1,952,613	$1,952,613	$—	$—

Investments:

Money Market Funds	—	—	2,408,294	2,408,294

Sovereign Debt Securities	1,557,685	1,557,685	—	—

Corporate Debt Securities	15,194,322	15,194,322	—	—

Total financial Assets	$18,704,620	$18,704,620	$2,408,294	$2,408,294

Liabilities

Loans payable and other financial liabilities:

Put Options	$—	$—	$185,000	$185,000

Total financial Liabilities	$—	$—	$185,000	$185,000

The Company’s financial assets and liabilities are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of June 30, 2009 and December 31, 2008, the Company did not have any assets or liabilities obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments as the Company’s historical cost basis is not significant.

As of June 30, 2009 and December 31, 2008, the Company has financial assets measured at fair value on a recurring basis for $18,704,620 and $2,408,294, respectively. As of December 31, 2008, the Company had financial liabilities measured at fair value for $185,000.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities (Continued)

In addition, as of June 30, 2009, the Company had $29,762,164 of short-term and long-term investments, which consisted of time deposits considered held to maturity securities. As of December 31, 2008, the Company had $35,161,436 of short-term and long-term investments, which consisted of time deposits, commercial papers, sovereign debt securities and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of June 30, 2009 and December 31, 2008, approximates their fair values.

As of June 30, 2009 and December 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. For the three- and six-month periods ended June 30, 2009 and 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

On September 17, 2007, the Company awarded each of the two outside directors 1,000 Restricted Shares for their original grants. On January 24, 2008, the Company awarded a new outside director 600 Restricted Shares for his original grant. On May 6, 2008, the Board also designated a new director and a current director as outside directors, determining to extend the Company’s outside director compensation program to these two directors. On June 9, 2008, the Company awarded each of the two new outside directors 674 Restricted Shares for their original grants. As of June 30, 2009, these shares are fully vested and are not restricted anymore.

On the first anniversary of each director’s respective original Restricted Shares grant date, each outside director would receive a grant of additional shares having a value equal to $30,000. On the second anniversary of each director’s respective original Restricted Shares grant date, each outside director will receive a grant of additional shares having a value equal to $40,000.

The number of shares to be issued on each of the first and the second anniversary of the original Restricted Shares grant date would be based on the closing sale price of the Common Stock on the prior trading day.

Each grant of Restricted Shares vests twelve months following the first and second anniversary date.

MercadoLibre, Inc.
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

Beginning in 2009, the annual outside director’s cash compensation was paid out in June and Restricted Shares were issued on the 2009 annual stockholder’s meeting held on June 10, 2009. Shares were valued at the closing sale price of the Company’s common stock on the day preceding the 2009 annual meeting. As a result of anticipating the grant dates, other than the initial grants to Messrs. Spence and Vázquez, the Company did not issue any Restricted Shares to any of the outside directors in 2008 and, accordingly, the Company has made catch up Restricted Share grants to each of Mr. Calemzuk, Ms. Serra and Mr. de los Santos on the date of the 2009 annual meeting.

On June 10, 2009, the Company issued 2,305 and 8,350 shares related to the abovementioned additional Restricted Shares for the first and second year of board service following the date each outside director received their initial grant, respectively. The 8,350 shares related to the second year are restricted shares and will vest in the 2010 annual stockholder’s meeting.

To date, all Restricted Shares have been granted pursuant to our Amended and Restated 1999 Stock Option and Restricted Stock Plan. (See Note 8 — Stock Option and Restricted Shares for discussion of accounting treatment).

8.	Stock Option and Restricted Shares
Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

On June 10, 2009, the Annual Shareholders’ Meeting approved the adoption of the 2009 Equity Compensation Plan, which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” scheduled to expire in November 2009. The 2009 plan has reserved for issuance 294,529 shares of the Company’s common stock that remained available for grant under the 1999 plan.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Stock Option and Restricted Shares (Continued)

Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At June 30, 2009, there were 283,874 shares of Common Stock available for additional awards under the Plan.

Stock-based compensation expense related to stock options for the three-month periods ended June 30, 2009 and 2008 was $436 and $1,224, respectively. Stock-based compensation expense related to stock options for the six-month periods ended June 30, 2009 and 2008 was $871 and $2,447, respectively.

In accordance with SFAS No. 123(R), the Company used the Black-Scholes option pricing model to measure the fair value of its option awards granted during the year ended December 31, 2006. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield.

There was no granting during the period from January 1, 2007 to June 30, 2009.
Stock-based compensation expense is based on the estimated portion of the awards that are expected to vest.
Stock option activity, for the three- and six-month periods ended June 30, 2009, was as follows:

	2009
		Weighted-
	Number of	average
	options	exercise price
Outstanding, beginning of year	53,919	$1.23
Exercised	(9,182)	0.44
Outstanding, end of the period	44,737	1.39
Exercisable, end of the period	40,579	$1.27

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Stock Option and Restricted Shares (Continued)
Stock Options (Continued)
The following table details the outstanding options at June 30, 2009:

June 30, 2009
	Outstanding		Exercisable
		Weighted-average
		remaining
Exercise	Number of	contractual	Number of
price	options	life (years)	options
$0.01	6,349	3.12	6,350
$1.00	16,000	0.54	16,000
$1.50	18,888	5.88	15,729
$3.00	1,000	0.92	1,000
$6.00	2,500	7.06	1,500

	44,737	3.53	40,579

Weighted average Exercise Price
- Options outstanding	$1.39
- Options exercisable	$1.27

June 30,
2009
Aggregate intrinsic value
- Options outstanding	$1,140,135
- Options exercisable	$1,039,096

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $26.88 as of June 30, 2009 and the exercise price multiplied by the number of options (outstanding and exercisable) as of that date.

Restricted Shares

As mentioned in Note 7, the Company granted awards to its outside directors for 3,948 Restricted Shares. As of June 30, 2009, these shares are fully vested and are not restricted anymore. However, the 8,350 shares related to the second year of board service are restricted shares and will vest in the 2010 annual stockholder’s meeting. Non-vested shares awarded to employees are measured at their fair market value by the grant-date price of the Company’s shares.

Based on the fair market value of the Company’s share at the grant date, total compensation cost for the 3,948 Restricted Shares awarded amounted to $149,470. For the three-month periods ended June 30, 2009 and 2008, the Company recognized $11,011 and $26,254, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income. For the six-month periods ended June 30, 2009 and 2008, the Company recognized $27,944 and $46,329, respectively.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Stock Option and Restricted Shares (Continued)
Restricted Shares (Continued)

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150) and SFAS 123(R), the additional grants of shares for fixed amounts of US dollars were classified as liabilities in the accompanying consolidated balance sheet up to June 10, 2009, the issuance date. As from the issuance date, the outstanding liabilities amounting to $171,099 as well as all future compensation cost is classified as equity. For the three-month periods ended June 30, 2009 and 2008, the Company recognized $7,431 and $24,893, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income. For the six-month periods ended June 30, 2009 and 2008, the Company recognized $42,339 and $44,200, respectively.

9.	Commitments and Contingencies
Litigation and Other Legal Matters

At June 30, 2009, the Company had established reserves for proceeding-related contingencies of $1,026,027 to cover 327 legal actions against the Company where the Company has determined that a loss is probable. As of June 30, 2009 no loss amount has been accrued for over 1,193 legal actions for the aggregate amount up to $3,873,465 because a loss is not considered probable.

At the beginning of 2009, the Brazilian subsidiary of the Company had 254 cases in litigation in ordinary courts, 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuição de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda., Botelho Indústria e Distribuição Cinematográfica Ltda.) and SERASA S.A were related to alleged intellectual property infringement.

During the six-month period ended June 30, 2009, the Brazilian subsidiary of the Company was sued in 55 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

As of June 30, 2009, 297 legal actions were pending in the Brazilian ordinary courts 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuição de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda.,and Botelho Indústria e Distribuição Cinematográfica Ltda.) and SERASA S.A were related to alleged intellectual property infringement. In addition, during the six-month period ended June 30, 2009, the Brazilian subsidiary of the Company received approximately 913 summons of legal actions filed in Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them. As of June 30, 2009, there were more than 2,175 cases still pending in Brazilian consumer courts.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)

On May 5, 2008 Nike International Ltd. sued our Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina, alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of our website. On May 26, 2009 we presented a preliminary objection requesting that Nike deposit as a security bond for costs. This issue is currently pending to be decided.

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

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held joint and severally liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. We were summoned on December 12, 2007 and presented our defense on January 4, 2008. On June 26, 2009, the Judge sentenced in favor of the State of São Paulo Public Prosecutor in all his claims. On June 29 an appeal to the lower court was presented by the Company. The decision is still pending.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Commitments and Contingencies (Continued)
Litigation after June 30, 2009

After June 30, 2009 and up to the date of issuance of these condensed consolidated financial statements, the Company’s Brazilian subsidiary was sued in 22 other cases in Brazilian ordinary courts and 228 new cases in consumer courts. No loss amount has been accrued in connection with these actions because a loss is not considered probable.

On July, 21, 2009 the Company was formally notified about the existence of a claim presented against our Brazilian subsidiary by a state prosecutor of the State of Bahia, Brazil on December, 12, 2007. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website and should exclude from its Terms of Service any provision limiting its responsibility. The state prosecutor of the State of Bahia also seeks compensatory damages estimated for approximately $100,000. On July, 8, 2009, an injunction was granted by the judge, ordering the immediate removal from the Terms of Service of the Company of any provision limiting its responsibility with a fine of BR $20,000 for not compliance per day. We presented a request for the withdrawal of the effects of the preliminary injunction. On July 28, 2009, the preliminary injunction was suspended by the judge until a hearing scheduled for August, 12, 2009. This request was granted. We presented our defense on August 5, 2009.

Other contingencies
As of June 30, 2009, the Company had reserved $176,261 against some tax contingencies (other than income tax), identified in some of its subsidiaries.
Other Commitments

On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 (five) floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. As of June 30, 2009, the Argentine subsidiary has invested $4,535,251 in the aforementioned trust and is expected to invest an additional $4,852,511 in the following 12 months. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Commitments and Contingencies (Continued)
Other Commitments (Continued)

The Company has leases for office space in the various countries where it operates. Total rental expense amounted to approximately $530,262 and $439,573 for the three-month period ended June 30, 2009 and 2008, respectively. Total rental expense amounted to approximately $1,064,873 and $798,107 for the six-month period ended June 30, 2009 and 2008, respectively.

Operating Leases
Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2009 (remaining six months)	1,089,459
For the year ended December 31, 2010	1,258,040
For the year ended December 31, 2011	714,331
For the year ended December 31, 2012	181,470
Thereafter	36,013

$3,279,313

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

Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in Note 10. Under the 2008 Plan the executive officers of the Company will receive approximately $532,200 and 4,194 shares in a period of 4 years. In addition, under the 2009 Plan the executive officers of the Company will receive approximately $1,205,000 in a period of 8 years.

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

In addition, the 2008 Long Term Retention Plan ( the “2008 LTRP”) has a performance condition which has been achieved at the date of these financial statements and also requires the employee to stay in the Company at the payment date. The compensation cost is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment date.

The total compensation cost of the 2008 LTRP amounts to approximately $1.9 million including cash and shares. The 21,591 shares granted were valued at the grant-date fair market value of $36.8 per share. For the three-month period ended June 30, 2009, the related accrued compensation expense was $120,011 corresponding $45,974 to the share portion of the award credited to Additional Paid-in Capital and $74,037 to the cash portion included in the Balance Sheet as Social security payable. For the six-month period ended June 30, 2009, the related accrued compensation expense was $201,402 corresponding $80,694 to the share portion of the award credited to Additional Paid-in Capital and $120,708 to the cash portion included in the Balance Sheet as Social security payable. No compensation related to the 2008 LTRP was accrued during the three and six month periods ended June 30, 2008.

The following table summarizes the number of shares for each of the following groups:

	June 30,	June 30,
Number of Shares	2009	2008

Granted	21,591	—
Non-vested at the beginning of the year	21,591	—
Non-vested at the end of the period / year	15,608	—
Forfeited	2,383	—
Vested and paid to the employees	3,600	—
Outstanding	15,608	—

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10.	Long Term Retention Plan (Continued)
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at June 30, 2009:

June 30, 2009
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Shares outstanding	419,543	1.89
The aggregate intrinsic value of the shares paid on March 13, 2009 under the 2008 LTRP amounts to $61,740 at that date.

On June 10, 2009, the Compensation Committee of the Board of Directors approved the 2009 employee retention program (“the 2009 LTRP”). The award under the 2009 LTRP will be fully payable in cash in addition to the annual salary and bonus of each employee.

The 2009 LTRP will be paid in 8 equal annual quotas (12.5% each) commencing on March 31, 2010. Each quota will be calculated as follows:
•	6.25% of the amount will be calculated in nominal terms (“the nominal basis share”),
•
6.25% will be adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2008 which is $13.81 (“the variable share”).

As of June 10, 2009, the grant date, the total compensation cost of the 2009 LTRP amounts to approximately $3.5 million including the nominal and variable basis cost and the average grant-date fair market value was $22.1 per share.

In addition, the 2009 LTRP has performance conditions to be achieved at December 31, 2009 and also requires the employee to stay in the Company at the payment day. The compensation cost related to the nominal basis share is recognized in straight line basis using the equal annual accrual method. The compensation cost related to the variable share is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.

As of June 30, 2009, the total compensation cost of the 2009 LTRP amounts to approximately $3.7 million and the related accrued compensation expense for the six-month period ended June 30, 2009 was $435,947.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10.	Long Term Retention Plan (Continued)
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at June 30, 2009:

June 30, 2009
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	2,359,372	4.75

On July 15, 2009, the Board of Directors, upon the recommendation of the compensation committee of the Board, adopted the 2009 Long Term Retention Plan (the “2009 LTRP”) in the form as described above.

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

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
11. Share Repurchase Plan (Continued)
The direct costs incurred to acquire treasury stock have been added to the reduction of additional paid in capital.

Additionally, during November and December 2008, the Company sold written put options of its own shares as part of the Share Repurchase Plan, those put options were not exercised at the expiration date and for that reason, during the first quarter of 2009, the Company recognized a gain of $185,000.

The Company accounted for its written put options pursuant to Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Those standards require that derivative instruments should be measured initially and subsequently at fair value. The liabilities associated with these derivative instruments were recorded at fair value in current liabilities in the consolidated balance sheet.

During March 2009, the Company sold written put options of its own shares. The following table summarizes the written put option transactions made in the first quarter of 2009:

Total
Number of Shares	226,000
Premium	302,997
Average Price	1.34
Commissions and other fees	(6,782)
Cash received	296,215
These put options were not exercised at the expiration date and for that reason, during the first half of 2009, the Company recognized a gain of $302,997.
No additional written put option transactions were made during the three-month period ended June 30, 2009. As of June 30, 2009 there is no written put options transaction outstanding.

Those derivative financial instruments were not accounted for as hedges and, therefore, the change in the fair value of these instruments was recorded in the income statement as interest income and other financial gains.

* * * *

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
Certain statements regarding our future performance made in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may relate to such matters as continued growth of online commerce and Internet usage in Latin America; our ability to expand our operations and adapt to rapidly changing technologies; government regulation; litigation and legal liability; systems interruptions or failures; our ability to attract and retain qualified personnel; consumer trends; security breaches and illegal uses of our services; competition; reliance on third-party service providers; enforcement of intellectual property rights; our ability to attract new customers, retain existing customers and increase revenues; seasonal fluctuations; and political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of our financial condition and results of operations has been organized to present the following:
•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the quarters and six-month periods ended June 30, 2008 and 2009;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, capital expenditures and contractual obligations; and

•	a discussion of the market risks that we face.
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
We operate in six reporting segments, five of which related to our marketplace business and the remainder which relates to our payment business. Within our marketplace business, we separately report our operations in each of Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru and Uruguay). The operations of our Payments business, which is available in each of Brazil, Argentina, Mexico, Chile, Colombia, and Venezuela, are reported in one segment. In addition, we operate a real estate classifieds platform that covers some areas of Florida, U.S.A. which is included in our marketplace business.
Recent Developments
On July 15, 2009, the board of directors adopted the 2009 Long Term Retention Plan (the “2009 LTRP”). If earned, payments to eligible employees under the 2009 LTRP will be in addition to payments of base salary and cash bonus, if earned, made to these employees.
In order to receive an award under the 2009 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for him or her. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his 2009 LTRP bonus, payable as follows:
•	the eligible employee will receive a fixed cash payment equal to 6.25% of his or her 2009 LTRP bonus once a year for a period of eight years starting in 2010 (the “Annual Fixed Payment”); and

•
on each date the Company pays the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 6.25% of the applicable 2009 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008 Stock Price, defined as $13.81, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008. The “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The compensation cost related to the Annual Fixed Payments is recognized on a straight line basis using the equal annual accrual method. The compensation cost related to the Variable Payments is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.
As of June 30, 2009, the total compensation cost of the 2009 LTRP amounts to approximately $3.7 million and the related accrued compensation expense for the six-month period ended June 30, 2009 was $435,947.

Principal trends in Results of Operations
Growth in net revenue over comparable periods from year to year
Since our inception, we have consistently generated revenue growth from the MercadoLibre marketplace and from MercadoPago, driven by the growth of our key operational metrics. Our net revenues for the three-month period ended June 30, 2009, as compared to the same period for 2008, increased by 9.5% and 60.5% for the MercadoLibre marketplace and MercadoPago payments platform, respectively. We believe that the growth in net revenues should continue in the future but despite this positive historical trend, current weak global macro-economic growth, coupled with devaluations of local currencies in Latin America versus the U.S. dollar, and high interest rates, could lead to declining year-to-year net revenues, particularly as measured in U.S. dollars.
Increased diversification of revenues
We have been growing revenues from our Payments business at a faster rate than our revenues from our Marketplace business, and anticipate this trend to continue long term. For the three-month periods ended June 30, 2009 and 2008, payments represented 24.2% and 17.9% of net revenues, respectively. However, this trend is sensitive to macroeconomic fluctuations, including interest rate fluctuations for consumer credit. Accordingly, this revenue diversification trend may be interrupted during economic periods such as the current one where there are higher costs of lending.
Gross profit margins
Our business has generated sustained high gross profit margins over time, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues. Historically, gains in gross profit margins have been mainly attributable to increased economies of scale in customer service, Internet Service Provider (“ISP”) connectivity and site operations, improved economic terms obtained from payment processors as well as increases in interest fees that we charge our MercadoPago buyers. Our gross profit margin was 79.0% for the three-month period ended June 30, 2009 as compared to 80.0% for the same period in 2008, mainly as a result of a faster growth in our payments business as compared to our marketplace business. Our payment business has a lower gross profit margin than our marketplace business. In the future, gross profit margins could continue to decline if the cost of net revenues as a percentage of net revenues increases as our payments business grows faster than our marketplace business, if we cannot sustain the economies of scale that we have achieved, or if we decrease the interest fees charged.
Additionally in the second quarter of 2009, the decrease of our gross profit margin was negatively impacted by the re-measurement of U.S. dollar denominated expenses of our Venezuelan subsidiaries discussed in detail below.
Operating income margins
We have generated and expect to continue generating economies of scale in operating expenses. For the three-month period ended June 30, 2009, our operating income margins, defined as income from operations as a percentage of net revenues, increased from 23.6% in the second quarter of 2008, to 30.3% in the second quarter of 2009 driven by the impact of these economies of scale. In addition, the second quarter of 2008 was negatively impacted by a $1.5 million of contingent consideration paid to the former shareholders of Classified Media Group, Inc. (“CMG”), as compensation for services (See note 4 to our unaudited condensed consolidated financial statements included in this report). For the three-month period ended June 30, 2008, our operating income margin excluding the compensation expense related to acquisitions was 28.1%.
For the three-month period ended June 30, 2009, our operating expense margins, defined as operating expenses as a percentage of net revenues, decreased from 56.3% during the second quarter in 2008 to 48.6% in the second quarter 2009, primarily due to the impact of the compensation expense discussed above. For the three-month period ended June 30, 2008, our operating expenses margin excluding the compensation expense related to acquisitions was 51.9%. We anticipate, however, that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.

Growth in Net Income
We have generated growth in our net income as a consequence of the above mentioned trends, as well as reductions in income tax expenses and foreign currency losses. For the three-month period ended June 30, 2009 and 2008, net income was $6.7 million and $2.9 million, respectively, a growth of $3.7 million or 126.7% from the 2008 second quarter to the 2009 second quarter. However, as mentioned above, if any of these trends were to revert, our net income growth could be affected, or could even become negative on a year-to-year basis.
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
For the three-month period ended June 30, 2009 and 2008, the MercadoLibre marketplace business generated 75.8% and 82.1%, respectively, of our total net revenues. For the three-month period ended June 30, 2009 and 2008, revenues generated by our MercadoPago business represented 24.2% and 17.9%, respectively, of our total net revenues.
Revenues generated by our MercadoPago business were attributable to commissions charged to buyers and sellers for the use of MercadoPago. We generate revenues from our MercadoPago Payments segment by charging users a commission and a financial charge when the user elects to pay in installments, which we recognize, in both cases, once the transaction is completed. During the three-month period ended June 30, 2009, commission and installment-related financial charges averaged 6.1% and 6.3%, respectively, of the payment amounts made by the user through MercadoPago.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month and six-month period ended June 30, 2009 and 2008, no single customer accounted for more than 1.0% of our net revenues in our MercadoLibre Marketplace business or our MercadoPago Payments business. Our MercadoLibre marketplace is available in twelve countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency in each country’s operations is the local currency. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 6.1% of net revenues for the three-month period ended June 30, 2009.
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
General and administrative expense
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long term retention plan compensation, expenses for legal, accounting and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. General and administrative expenses include the costs of the following areas of our company: general management, finance, administration, accounting, legal and human resources.
Compensation Cost related to acquisitions
As part of our acquisition of Classified Media Group, Inc. (“CMG”), which closed in the second quarter of 2008, we entered into a management escrow agreement to secure the obligations of the CMG shareholders that remained as managers. We accrued those compensation expenses as operating expenses, instead of considering them part of the purchase price, in accordance with EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See Note 4 to our unaudited condensed consolidated financial statements included in this report).
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
Foreign Currency Translation
All of the Company’s foreign operations have determined the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency gain / (loss)”.
The Venezuelan subsidiaries maintained a foreign currency denominated asset in the form of US dollar denominated cash and cash equivalents. In accordance with the Company’s stated accounting policy, this investment should first be re-measured into its functional currency “Bolivares Fuertes”. Upon re-measurement into its functional currency, the investment will then be translated into the reporting currency of the Company (US Dollar). In accordance with paragraph 27a of FAS 52 “Foreign Currency Translation”, these assets were re-measured at the June 30, 2009 parallel exchange rate of 6.40 “Bolivares Fuertes” per US dollar (at December 31, 2008 was 5.4 “Bolivares Fuertes” per US dollar). Further, in accordance with paragraph 27b of FAS 52, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at June 30, 2009 and December 31, 2008 was the official rate of 2.15 “Bolivares Fuertes” per US dollar. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Accordingly, the foreign currency effect on assets is included in “Other non-current assets” in the consolidated balance sheet, and is the result of applying the Company’s accounting policy for the related asset.
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
We believe that the accounting estimate related to impairment of long lived assets and goodwill is critical since it is highly susceptible to change from period to period because: (i) it requires management to make assumptions about gross merchandise volume growth, future interest rates, sales and costs; and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income would be material. Management’s assumptions about future sales and future costs require significant judgment.

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
Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At June 30, 2009, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our condensed consolidated statement of income.
Results of operations for the three-month period ended June 30, 2009 compared to three-month period ended June 30, 2008 and the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008
The selected financial data for the three- and six-month periods ended June 30, 2009 and 2008 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three- and six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Statement of income data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenues	$73.2	$63.3	$40.9	$34.5
Cost of net revenues	(15.2)	(12.9)	(8.6)	(6.9)

Gross profit	58.0	50.4	32.3	27.6

Operating expenses:

Product and technology development	(5.7)	(3.5)	(3.1)	(1.7)
Sales and marketing	(20.3)	(19.5)	(10.1)	(10.3)
General and administrative	(12.8)	(10.8)	(6.7)	(5.9)
Compensation Cost related to acquisitions	—	(1.9)	—	(1.5)

Total operating expenses	(38.8)	(35.7)	(19.9)	(19.4)

Income from operations	19.2	14.7	12.4	8.1

Other income (expenses):
Interest income and other financial gains	1.5	1.0	0.6	0.3
Interest expense and other financial charges	(5.8)	(2.3)	(3.3)	(1.0)
Foreign currency gain / (loss)	0.5	(3.0)	(1.3)	(2.1)

Net income before income / asset tax expense	15.4	10.3	8.3	5.4

Income / asset tax expense	(3.3)	(5.3)	(1.7)	(2.5)

Net income	$12.1	$5.0	$6.7	$2.9

Accretion of preferred stock	—	—	—	—

Net income available to common shareholders	$12.1	$5.0	$6.7	$2.9

Other Data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2009	2008	2009	2008

Number of confirmed registered users at end of the period [1]	37.8	28.1	37.8	28.1
Number of confirmed new registered users during the period [2]	4.1	3.2	2.1	1.6
Gross merchandise volume [3]	1172.8	965.1	651.9	515.5
Number of items sold [4]	12.9	9.7	6.9	5.1
Total payment volume [5]	132.8	119.1	79.6	66.8
Total payment transactions [6]	1.2	0.9	0.7	0.5
Capital expenditures	3.1	19.6	0.5	1.5

Depreciation and Amortization	1.9	1.5	1.0	0.8

1-	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.

2-	Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration.

3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft and real estate.

4-	Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.

5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

6-	Measure of the number of all transactions paid for using MercadoPago.

Net revenues
Net revenues were $40.9 million for the three-month period ended June 30, 2009, an increase of $6.4 million, or 18.7%, from $34.5 million for the same period in 2008. This increase was attributable to a 9.5% increase in revenues derived from our MercadoLibre marketplace, from $28.3 million for the three-month period ended June 30, 2008 to $31.0 million for the same period in 2009 and to a 60.5% increase in revenues derived from MercadoPago, from $6.2 million for the three-month period ended June 30, 2008 to $9.9 million for the same period in 2009.
Measured in local currencies, revenues grew 41.6% and 39.5% in the three- and six-month period ended in June 30, 2009 compared to the same periods a year earlier.
Growth in MercadoLibre Marketplace revenues resulted principally from a 26.5% increase in the gross merchandise volume transacted through our platform from the second quarter of 2008 to the second quarter of 2009, partially offset by a decrease in our Marketplace take rate, defined as Marketplace revenues as a percentage of gross merchandise volume, from 5.5% for the three-month period ended June 30, 2008 to 4.8% for the three-month period ended June 30, 2009. The decrease in take rate is principally due to changes in revenues realized on a country-by-country basis, higher growth in no insertion fee listings, which, marginally have a lower take rate, and the impact of currency devaluation in certain fixed components of our fee structure. The growth in MercadoPago revenues for the three-month period ended June 30, 2009 resulted principally from 19.1% increase in the total payments volume completed on our MercadoPago payments platform. In the same periods, our Payments take rate, defined as Payments revenues as a percentage of total Payment volume, increased from 9.2% in the second quarter of 2008 to 12.4% in the second quarter of 2009 (see “Description of Line items: Net Revenue” section for an explanation of how revenues are recorded for MercadoPago installments).
Net revenues for the six-month period ended June 30, 2009 were $73.2 million, an increase of $9.9 million, or 15.7%, increase over the same period in 2008. This growth was the result of 10.0% growth in the MercadoLibre marketplace revenues, from $51.8 million for the first six-months of 2008 to $57.0 million for the same period in 2009, and a 41.1% growth in MercadoPago revenues, from $11.5 million for the six-month ended June 30, 2008 to $16.3 million for the same period in 2009.
On a segment basis, our net revenues for the three-month period ended June 30, 2009 as compared to three-month period ended June 30, 2008, increased across all segments except in our Brazil marketplace segment. The decrease in our Brazil marketplace segment is related to the devaluation of the Brazilian Real. In local currency, our Marketplace revenues in Brazil grew 15.2% in the three-month period ended June 30, 2009 compared to the same period a year earlier. More specifically, we experienced net revenue increases of $3.7 million or 60.5% from our MercadoPago payments platform, $1.6 million or 27.9% in from our marketplace in Venezuela, $1.3 million or 30.5% from our Marketplace in Argentina, $0.7 million or 41.5% from our Marketplace in all other countries, and $0.2 million, or 6.4% from our Marketplace in Mexico, partially offset by a decrease of $1.0 million, or 7.7% from our Marketplace segment in Brazil.
On a segment basis, our net revenues for the six-month period ended June 30, 2009 as compared to the same period in 2008 increased across all segments except in our Brazil marketplace segment. The decrease in our Brazil marketplace segment is related to the devaluation of the Brazilian Real. In local currency, our Marketplace revenues in Brazil grew 13.1% in the six-month period ended June 30, 2009 compared to the same period a year earlier. More specifically, we experienced net revenue increases of $4.7 million, or 41.1% growth for MercadoPago business, $4.2 million, or 44.3% in net revenues from our Marketplace Venezuela, $2.7 million, or 35.2% from our marketplace in Argentina, a combined growth of $1.2 million or 38.9% from our marketplace in all other countries, and. $0.1 million, or 2.1% from our marketplace in Mexico, partially offset by decreases of $3.0 million, or 11.9% in net revenues in our marketplace Brazil.
Based on geography, for the three-month period ended June 30, 2009 the net revenue increase of $6.4 million over the same period in 2008, is attributed to increases of $2.5 million, or 13.2% in Brazil, $1.6 million, or 26.3% in Venezuela, $1.5 million, or 31.6% in Argentina, and $0.7 million or 41.7% in all other countries and $0.2 million, or 6.8% in Mexico.
For the six-month period ended June 30, 2009, revenue growth by geography compared to the same period in 2008 was attributable to an increase of $4.3 million, or 42.8% in net revenues in Venezuela, of $3.1 million, or 36.1% in Argentina, $1.3 million, or 3.7% in net revenues in Brazil, a combined growth of $1.2 million or 39.0% in all other countries and $0.1 million, or 2.0% in Mexico.

Cost of net revenues
Cost of net revenues was $8.6 million and $15.2 million for the three-and six-month period ended June 30, 2009, respectively, an increase of 24.5% and 17.9% from cost of net revenues for the same periods in 2008. Cost of net revenues as a percentage of net revenues increased to 21.0% for the three-month period ended June 30, 2009 from 20.0% for the same period in 2008 and to 20.8% of net revenues for the six-month period ended June 30, 2009 from 20.4% for the same period in 2008. This increase in cost of net revenues was primarily attributable to a $0.5 million and $1.0 million charge in the three- and six-month period ended June 30, 2009, respectively, related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. For the three- and six-month periods ended June 30, 2009, these expenses were re-measured at an average parallel exchange rate of 6.6 and 6.2 “Bolivares Fuertes” per U.S. dollar, respectively and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
In addition, expenditures related to our in-house customer support operations increased by $0.4 million, or 27.8%, in the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008 and increased by $0.6 million, or 21.3%, in the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008, primarily driven by an increase in compensation costs, investments in improved service and initiatives to combat fraud, illegal items and fee evasion. Billing and collections fees increased by $0.4 million, or 13.3% for the three-month period ended June 30, 2009 compared to the same period in 2008 and increased by 8.9% for the first six-months of 2009 compared to the same period of 2008. Sales taxes on our net revenues increased by $0.4 million, or 17.0%, and $0.4 million, or 10.4%, for the three and six-month periods ended June 30, 2009, respectively, compared to the same periods for 2008.
Product and technology development
Product and technology development expenses were $3.1 million for the three-month period ended June 30, 2009, an increase of $1.4 million, or 78.4%, from $1.7 million for the same period in 2008. For the six-month period ended June 30, 2009 these expenses were $5.7 million, representing an increase of $2.2 million, or 64.7%, over the same period in 2008. Product and technology development expenses as a percentage of net revenues were 7.5% for the three-month period ended June 30, 2009 as compared to 5.0% of net revenues for the same period in 2008. Product and technology development expenses as a percentage of net revenues were 7.8% of net revenues for the six-month period ended June 30, 2009, as compared to 5.5% for the same period in 2008.
The growth in product and technology development expenses was primarily attributable to $0.5 million and $0.8 million for certain withholding taxes related to our Argentine and Brazilian operations for the three- and six-month period ended June 30, 2009, respectively, and a 71.5% and 48.9% increase in compensation costs for the three- and six-month period ended June 30, 2009 over the same period for 2008, respectively. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in added engineers to meet the increasingly sophisticated product expectations of our customer base. In addition, for the three- and six-month periods ended June 30, 2009, product and technology development expenses increased by $0.2 million and $0.4 million, respectively, over the comparable periods for 2008 due to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. For the three- and six-month period ended June 30, 2009, these expenses were re-measured at an average parallel exchange rate of 6.6 and 6.2 “Bolivares Fuertes” per U.S. dollar, respectively and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar- denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
Sales and marketing
Sales and marketing expenses were $10.1 million for the three-month period ended June 30, 2009, a decrease of $0.2 million, or 1.8%, from $10.3 million for the same period in 2008. For the six-month period ended June 30, 2009, sales and marketing expenses were $20.3 million, an increase of $0.8 million, or 4.2%, over the same period in 2008. Sales and marketing expenses represented 24.6% of our net revenues for the three-month period ended June 30, 2009 and 27.7% of net revenues for the six-month period ended June 30, 2009, down from 29.8% and 30.8% for the same three- and six-month periods in 2008, respectively.

For the three-month period ended June 30, 2009, the decrease in sales and marketing expenses was primarily attributable to a $0.9 million decrease in our online advertising expenses related to strategic deals, as we have found better rates at which to drive traffic to our sites over the same period ended June 30, 2008. Online advertising represented 11.0% of our net revenues in the three-month period ended June 30, 2009, down from 14.8% for the same period in 2008. For the three-month period ended June 30, 2009, the decrease in sales and marketing expenses was partially offset by a $0.5 million charge related to the re- measurement of the US dollars denominated online advertising expenses of our Venezuelan subsidiaries. For the three-month period ended June 30, 2009, these expenses were re-measured at an average parallel exchange rate of 6.6 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar-denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S. In addition, the decrease in sales and marketing expenses from the second quarter of 2008 to the second quarter of 2009 was also offset by $0.6 million, or 43.1%, increase in compensation costs for the three-month period ended June 30, 2009 due to increases in salaries to retain talent. Additionally, bad debt charges increased $0.1 million for the three- month period ended June 30, 2009 when compared to the same period in 2008. Bad debt charges for the three-month period ended June 30, 2009 represented 5.9% of net revenues versus 6.8% for the same period in 2008.
For the six-month period ended June 30, 2009, the increase in sales and marketing expenses was primarily attributable to $1.2 million charge related to the re-measurement of the US dollars denominated online advertising expenses of our Venezuelan subsidiaries discussed in detail above. In addition, sales and marketing expenses also increased from the first half of 2008 to the first half of 2009 by $1.0 million or 34.2% due to increases in salaries to retain talent and driven by the impact of employing the CMG employees for the full first half in 2009 versus only four months in 2008. Additionally, bad debt charges increased $0.1 million for the six-month period ended June 30, 2009 when compared to the same period in 2008. Bad debt charges for the six-month period ended June 30, 2009 represented 6.7% of net revenues versus 7.5% for the same period in 2008.
The increase in sales and marketing expenses for the six month period ended June 30, 2009 was partially offset by a $0.9 million decrease in our online advertising expenses related to strategic deals, as we have found better rates at which to drive traffic to our sites over the same periods ended June 30, 2008. Online advertising represented 12.9% of our net revenues in the six-month period ended June 30, 2009, down from 15.6% for the same period in 2008.
General and administrative
Our general and administrative expenses were $6.7 million for the three-month period ended June 30, 2009, an increase of $0.9 million, or 14.5%, over the same period in 2008, and $12.8 million for the six-month period ended June 30, 2009, an increase of $2.0 million, or 18.2%, over the same period in 2008. As a percentage of net revenues, our general and administrative expenses were 16.5% for the three-month period ended June 30, 2009, as compared to 17.1% for the same period in 2008, and 17.5% for the six-months ended June 30, 2009 compared to 17.1% for the same period in 2008.
The major component that drove the increase in general and administrative expenses in the first three and six months of 2009 over the comparable periods in 2008, was an increase in compensation costs of $1.9 million, or 193.6%, from the second quarter of 2008 to the second quarter of 2009, and of $2.4 million or 82.4% for the six-months ended June 30, 2009 compared to the same period in 2008. These added compensation costs are primarily attributable to the 2008 and 2009 long term retention plan compensation costs accrued in 2009 versus no impact in 2008, increases in salaries to retain talent, hiring of more senior managers in Brazil, compensation for outside directors and the impact of employing the CMG employees for the full first half in 2009 versus four months in 2008. In addition, general and administrative expenses increased during the three and six month periods ended June 30, 2009 over the same periods for 2008, due to a $0.8 million and $1.4 million charge, respectively, related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. For the three- and six-month period ended June 30, 2009, these expenses were re-measured at an average parallel exchange rate of 6.6 and 6.2 “Bolivares Fuertes” per U.S. dollar, respectively and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar-denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S. The increase in general and administrative expenses was partially offset by a $0.6 million and $0.3 million decrease of outside service fees for the three- and six-month periods ended June 30, 2009 when compared to the same periods for 2008, respectively, due to decreased audit and legal expenses.

Compensation Cost related to acquisitions
As part of the $19.0 million acquisition of CMG, which closed in the first quarter of 2008, $2.0 million of the purchase price was placed into an escrow account for twelve months in order to secure the obligations of the shareholders that remained as managers. The compensation expense was recorded as an operating expenses, instead of considering them part of the purchase price, following EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See note 4 to our unaudited condensed consolidated financial statements included in this report). As of June 30, 2008, the accrued compensation expenses were $1.9 million. On June 27, 2008, we released to the former shareholders $1.9 million of the total Management Escrow Agreement, in exchange for a discount. The compensation expenses related to the acquisition were fully accrued in the second quarter of 2008.
Other income (expenses)
Our other expenses were $4.1 million for the three-month period ended June 30, 2009, an increase of $1.3 million from other expenses of $2.7 million for the same period in 2008. For the six-month period ended June 30, 2009 other expenses were $3.8 million, a decrease of $0.5 million from $4.3 million during the same period in 2008.
For the three-month period ended June 30, 2009, the increase in other expenses was primarily a result of an increase in interest expense and other financial charges, from $1.0 million for the three-month period ended June 30, 2008 to $3.3 for the same period in 2009. The increase in interest expense primarily results from financing incurred by selling all our credit card coupons to fund working capital needs in our Payments operations in Brazil and $0.2 million related to the seller financing of the DeRemate acquisition. The interest expenses and other financial charges were partially offset by a $0.7 million decrease in foreign currency losses, from $2.1 million for the quarter ended June 30, 2008 to $1.3 million for the same period in 2009. The decrease in foreign currency losses for the three-month period ended June 30, 2009 were primarily due to gains in Venezuela and Argentina attributable to the impact of the local currency depreciation on the cash balances held by those subsidiaries in U.S. dollars. Venezuela has a dual exchange rate system that includes an official exchange rate which was $2.15 “Bolivares Fuertes” per U.S. dollar and a parallel exchange rate that was $6.40 “Bolivares Fuertes” per U.S. dollar at June 30, 2009. Based on a change in the International Financial Reporting Standard (“IFRS”) accounting standards implemented by Venezuela in 2008, which establishes that the parallel exchange rate should be used to account for assets and liabilities in U.S. dollars in the statutory local Financial Statements up to the limit of the liabilities denominated in foreign currency, we started re-measuring our assets and liabilities at the parallel exchange rate in our two main subsidiaries in Venezuela, MercadoLibre Venezuela S.A. and Grupo Veneclasificados C.A. The positive result generated by the abovementioned re-measurement should allow us to access U.S. dollars at the official exchange rate, after a process that includes obtaining approval from the Venezuelan Commission of Exchange Administration (“CADIVI”), to distribute dividends. If the CADIVI approves the transaction, the Venezuelan subsidiaries could then sell U.S. dollars held in the United States at the parallel exchange rate, buy “Bolivares Fuertes”, and then distribute dividends buying the U.S. dollars at the official exchange rate. Therefore, based on paragraph 27a of FAS 52 “Foreign Currency Translation”, the Venezuelan subsidiaries have re-measured the asset and liabilities in U.S. dollar balances outstanding at the June 30, 2009 parallel exchange rate. Further, in accordance with paragraph 27b of FAS 52, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at June 30, 2009 is the official exchange rate. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Before the fourth quarter of 2008, this asset position, which is mainly comprised of cash and short-term investments held in US bank accounts, had been historically re-measured at the official exchange rate of 2.15 “Bolivares Fuertes” per US dollar, because (a) the subsidiaries used the US bank account balances to pay foreign suppliers, (b) there was no management intention to return those funds to Venezuela and (c) MercadoLibre Venezuela had no accumulated profits to make a dividend distribution for statutory purposes. For that reason, during the three- and six-month periods ended June 30, 2008, our Venezuelan U.S. dollar assets were not re-measured at the parallel exchange rate, and the related negative foreign currency impact amounted to $0.8 million and $1.6 million, respectively. We could have to record foreign currency losses in the future to reverse these gains, or for other factors. Given the risks in Venezuela (see Risk Factors “ We may incur losses in the event we are unable to distribute dividends from our Venezuelan subsidiaries at the official exchange rate, or as a result of changes in the political, economic or regulatory environment in Venezuela ”, and “ Political and economic conditions in Venezuela may have an adverse impact on our operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009. (See our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009, for more detail). As of June 30, 2009, the foreign currency effect on assets included in other non-current assets in our balance sheet amounts to $12.3 million and foreign currency gains related to our Venezuelan subsidiaries amounts to $0.9 million and $2.0 million for the three- and six-month periods ended June 30, 2009. In addition, interest expenses and other financial charges were partially offset by an increase in interest income and other financial charges, from $0.3 million in the three-month period ended June 30, 2008 to $0.6 million in the same period of 2009. This increase is primarily due to higher interest income of our investments driven by a greater volume of investments and, to a lesser extent, to $0.1 million of accrued gains related to changes in the fair value of put options in the three-month period ended June 30, 2009 versus no impact in the same period of 2008.

For the six-month period ended June 30, 2009, the decrease in other expenses was primarily a result of a $0.5 million foreign currency gains versus $3.0 million of foreign currency losses for the same period of 2008. The foreign currency gains were primarily due to gains in Venezuela and Argentina attributable to the impact of the currency depreciation on the cash balances held by those subsidiaries in U.S. dollars. In addition, interest income and other financial charges grew from $1.0 million in the six-month period ended June 30, 2008 to $1.5 million in the same period of 2009. This increase is primarily due to $0.5 million of accrued gains related to changes in the fair value of put options in the six-month period ended June 30, 2009 versus no impact in the same period of 2008. The foreign currency gains and interest income were partially offset by a $3.5 million increase in interest expense and other financial charges, from $2.3 million for the six-month period ended June 30, 2008 to $5.8 for the same period in 2009. The increase in interest expense primarily results from financing incurred by selling all our credit card coupons to fund working capital needs in our Payments operations in Brazil and $0.5 related to the seller financing of the DeRemate acquisition.
Income and asset tax
Our reported income and asset tax expense for the three-month period ended June 30, 2009 was $1.7 million compared to a reported tax expense of $2.5 million for the same period in 2008, a decrease of $0.8 million, or 32.8%. For the six-month period ended June 30, 2009 reported tax expense was $3.3 million compared to $5.3 million for the same period in 2008, a decrease of $2.0 million, or 37.7%.Our blended tax rate, defined as income and asset tax expense as a percentage of income before income and asset tax, was 19.8% and 21.6% for the three- and six-month periods ended June 30, 2009, respectively, as compared to 45.5% and 51.5% for the same periods ended June 30, 2008.
The decrease during the three- and six-month periods ended June 30, 2009 was driven by certain tax efficiencies derived from our tax planning efforts, the reduction of a domestic valuation allowance for $0.5 million in the second quarter of 2009, and a reduction of the impact of the Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)” which amounted to $0.2 million and $0.6 million during the three- and six-month periods ended June 30, 2008. In addition, in the three- and six-month period ended June 30, 2008, foreign exchange losses in Venezuela were not deductible and our blended tax rate was impacted by $1.9 million of accrued compensation expenses following the EITF 95-8 “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination” (See “Compensation Cost related to acquisitions” above), as this charge reduced pre-tax income, but the related tax credit had a full valuation allowance.
Our effective income tax rate, defined as the provision for income taxes as a percentage of pre tax income, was 20.0% and 19.1% for the three and six-month periods ended June 30, 2009, respectively, compared to 34.8% and 41.7% for the same periods ended June 30, 2008. The effective income tax rate excludes the effects of the deferred income tax, and of the “IETU” tax.
Liquidity and Capital Resources
Our main cash requirement historically has been working capital to fund MercadoPago financing operation in Brazil. We also require cash for capital expenditures relating to our technology infrastructure, software applications and office space. In addition, we require cash to repay the promissory notes related to DeRemate Operations acquisition.
Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables, selling credit cards coupons and through cash advances derived from our MercadoLibre marketplace business.
At June 30, 2009, our principal source of liquidity was $48.0 million of cash and cash equivalents and short-term investments and $22.4 million of long-term investments, provided by cash generated from operations as well as the net proceeds of our initial public offering.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As MercadoPago grows as a percentage of total revenues we anticipate that we will have increased working capital needs. Historically, we have funded these needs through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our marketplace business. Currently we are relying mostly on transferring credit card receivables to financial institutions in return for cash. The cost of discounting these receivables is built in the financing fees of MercadoPago.
The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
(In millions)	2009	2008
	(Unaudited)
Net Cash provided by (used in):

Operating activities	$12.7	$6.6
Investment activities	(8.8)	2.1
Financing activities	(3.2)	(7.6)
Effect of exchange rate changes on cash and cash equivalents	1.2	0.9

Net increase in cash and cash equivalents	$1.9	$2.0

Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities. Our net cash from operating activities was $12.7 million for the six-month period ended June 30, 2009 as compared to $6.6 million for the same period in 2008, an increase of $6.1 million or 93.1%. The increase in net cash provided by operating activities during the six-month period ended June 30, 2009 was mainly attributable to an increase in net income of $7.1 million to $12.1 million for the six-month period ended June 30, 2009 when compared to $5.0 million for the same period in 2008. Net cash provided by operating activities during the six-month period ended June 30, 2009 also grew by $7.8 million versus the same period of 2008 as a consequence of decreases in working capital in our Payments segment, derived mostly from the sale of credit cards receivables to financial institutions and the increases of funds payable to customers due to a higher amount of transactions in 2009.
These increases in cash provided by operations were partially offset by increases in other assets for $4.4 million related to the impact of foreign currency gains in Venezuela, an increase in account receivables in 2009 versus 2008 for $1.6 million, a $0.7 million decrease in accounts payable and accrued expenses and a $0.6 decrease in other liabilities.
Net cash used in investing activities
Net cash used in investing activities was $(8.8) million for the six-month period ended June 30, 2009 compared to $2.1 million during the same period in 2008. Net cash used in investing activities resulted mainly from purchases of investments for $37.9 million. Additionally, net cash used in investing activities resulted from capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment, reached the amount of $3.1 million for the six-month period ended June 30, 2009. During the six-month period ended June 30, 2009, the increase of cash used in investment activities was partially offset by proceeds from the sale and maturity of investments for $32.2 million as part of our financial strategy.
As of June 30, 2008, net cash used in investing activities resulted primarily from the purchase of 100% of the issued and outstanding shares of capital stock of CMG for a fair value of $0.7 million, trademarks for $5.6 million and goodwill for $13.0 million. The outflow showed in our statement of cash flow amounted to $16.8 million since it was net of cash acquired (0.5 million) and does not consider $2.0 million recorded as compensation expense and not as part of the purchase price (See Note 4 to our unaudited condensed consolidated financial statements and “Compensation Cost related to acquisitions” above). Additionally, purchases of investments accounted for $(39.1) million of cash used in investing activities during the six-month period ended June 30, 2008, as part of our financial investment strategy and capital expenditures of $2.7 million. This consumption of cash was partially offset during the first six months of 2008 by proceeds from the sale of investments for $60.7 million also part of our financial strategy.

Net cash used in financing activities
Net cash used in financing activities was $(3.2) million for the six-month period ended June 30, 2009 compared to $(7.6) million for the same period in 2008. For the six-month period ended June 30, 2009, the main factor that contributed to our use of cash in financing activities was a reduction in short term debts related to a $3.1 million payment of DeRemate acquisition seller financing. For the six-month period ended June 30, 2009, the main factor that contributed to our use of cash in financing activities was a reduction in our financing from loans backed by Payments credit card receivables. Since the fourth quarter of 2008, we decided to sell all the credit card coupons related to “Funds Receivable from Customers” in our MercadoPago business to financial institutions and accounted for as a sale of financial assets. For that reason we no longer recognized the credit card portfolio as assets and no liability was recorded. The difference in the accounting treatment generates a decrease in net cash used in financing activities.
In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.
Debt
In connection with the DeRemate acquisition, on September 5, 2008, we issued to the Seller ten unsecured promissory notes in the aggregate principal amount of $18 million. These promissory notes mature as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009, (iii) 3,000,000 on December 5, 2009 and, (iv) 3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. On June 3, 2009, the Company paid to the Sellers $3,113,203 for principal and accrued interest. As of June 30, 2009 the balance of those promissory notes was disclosed in our balance sheet net of certain working capital adjustments for $14.8 million as principal and $0.6 million as interest accrued. Pursuant to the terms of the notes, we have agreed that, for as long as the notes are outstanding, we will not incur indebtedness, on a consolidated basis, in excess of $55 million (including the debt incurred under the notes), except for intercompany debt or guarantees and guarantees provided by us or our affiliates under any discount of funds receivable from customers of MercadoPago.
Capital expenditures
Our capital expenditures increased $0.4 million, to $3.1 million for the six-month period ended June 30, 2009 as compared to $2.7 million for the same period in 2008. This increase was due to purchases of hardware and software licenses necessary to maintain and update the technology of our platform, and to a lesser degree, the cost of computer software developed internally, office equipment and new office space. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.
In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of June 30, 2009, the Argentine subsidiary has paid $4.5 million into the trust. For U.S. GAAP purposes the investment was recorded as a long term investment instead of as Property and Equipment. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in our balance sheet.
We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering, sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to repay the promissory notes related to the DeRemate Operations acquisition and other obligations going forward.

Off-balance sheet arrangements
At June 30, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.
Recent accounting pronouncements
Hierarchy of Generally Accepted Accounting Principles
In May 2008, FAS No. 162 “The hierarchy of generally accepted accounting principles” was issued by the FASB. FAS No. 162, which became effective on November 13, 2008, identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. On March 27, 2009, the FASB issued an Exposure Draft, The Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, with a comment period ending May 8, 2009. After completion of the comment period, the Board will consider comment letters received and begin re-deliberations. The Codification is set to officially launch on July 1, 2009. Once the Codification is approved, all of its content will carry the same level of authority, effectively superseding FAS No. 162. After that date, only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure-one that is organized in an easily accessible, user-friendly online research system.
Accounting for Transfers of Financial Assets
In July 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (FAS 166), amending the guidance on transfers of financial assets in order to address practice issues highlighted most recently by events related to the economic downturn. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. FAS 166 is effective to new transfers of financial assets occurring from January 1, 2010. The Company will evaluate how its consolidated financial statements and future transfers of financial assets will be affected.
Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at June 30, 2009 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Operating lease obligations (1)	$3.2	$1.8	$1.3	$0.1	$—
Purchase obligations (2)	7.9	7.4	0.5	—	—

Total	$11.1	$9.2	$1.8	$0.1	$—

(1)	Includes leases of office space.

(2)
On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust, which investment represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. We expect to relocate our office headquarters to this newly acquired office space upon completion of the building, which we expect to occur in the second quarter of 2010. As of June 30, 2009, the Argentine subsidiary has invested $4.5 million in the aforementioned trust and is expected to invest an additional $4.8 million in the following 12 months. Due to the impact of inflation and/or currency fluctuations, future payments could differ from our estimates. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group.

In connection with the DeRemate acquisition, the Company issued to the Sellers unsecured promissory notes. As of June 30, 2009, the outstanding principal amount of the debt was $15 million. These promissory notes mature as follows: (i) 9 million on September 5, 2009, (ii) 3 million on December 5, 2009 and, (iii) 3 million on March 5, 2010. The promissory notes were issued on September 5, 2008 and bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty.
We have leases for office space in certain countries in which we operate. These are our only operating leases. Purchase obligation amounts include an obligation in the real estate trust for our new Argentina office space, minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

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
Foreign currencies
At June 30, 2009, the Seller financing related to the acquisition of DeRemate consisting of unsecured promissory notes for an aggregate principal amount of $15.0 million, which will be settled for $14.8 million due to $0.2 million of working capital adjustments was denominated in U.S. dollars. We also hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency. At June 30, 2009, the total cash and cash equivalents denominated in foreign currencies totaled $12.2 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $6.3 million. To manage exchange rate risk, our treasury policy is to transfer all cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At June 30, 2009, our dollar-denominated cash and cash equivalents and short-term investments totaled $35.8 million and our dollar-denominated long-term investments totaled $1.8 million. For the six-month period ended June 30, 2009, we incurred foreign currency gains in the amount of $0.5 million as the cash and investment balances of the subsidiaries held in U.S. dollars apreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended June 30, 2009 compared to three-month period ended June 30, 2008 and the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 — Other income (expenses)” for more detail).
Our Venezuelan subsidiaries re-measure their foreign currency cash and cash equivalents and investments at the parallel exchange rate of 6.40 “Bolivares Fuertes” per US dollar. Since there is an observable market rate of exchange for securities traded in the parallel market, based on facts and circumstances, this market rate has been used for the re-measurement of foreign currency denominated transactions that could be settled through the parallel market mechanism. According to paragraph 27 of FAS 52 “Foreign Currency Translation”, in the absence of unusual circumstances, the rate applicable to conversion of a currency for purposes of dividend remittances shall be used to translate foreign currency statements. Furthermore, based on the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. The official exchange rate of 2.15 “Bolivares Fuertes” per US dollar is used for dividend remittance. The foreign currency effect generated by applying different exchange rates on the above mentioned assets has been accounted for in non-current other assets for a total amount of $12.3 million.

In addition, if the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in US Dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies, while the re-measurement of our net asset position in US Dollars will have a positive impact in our Statement of Income. During the six-month period ended June 30, 2009, 49.8% of our revenues were denominated in Brazilian reais, 19.4% in Venezuelan “Bolivares Fuertes”, 15.7% in Argentine pesos, 9.4% in Mexican pesos and 5.7% in the currency of other countries.
The following table summarizes the distribution of net revenues based on geography:

	Six months ended June 30,
(In millions)	2009	2008
Brazil	36.4	35.1
Venezuela	14.2	10.0
Argentina	11.5	8.5
Mexico	6.9	6.7
Other countries	4.2	3.0

Total Net Revenues	73.2	63.3

The table below shows the impact on the Company’s Net Revenues, Expenses, Other income and Income tax, Net Income and Shareholders’ Equity for a +/-10% fluctuation on all the foreign currencies to which we are exposed as of June 30, 2009 and for the six-month period ended June 30, 2009:

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	79.7	73.2	67.9
Expenses	(58.7)	(54.0)	(50.2)

Income from operations	21.0	19.2	17.7

Other income (expenses) and income tax related to P&L items	(8.0)	(7.6)	(6.4)
Foreign Currency impact related to the remeasument of our Net Asset position	(3.1)	0.5	2.6

Net income	9.9	12.1	13.9

Total Shareholders’ Equity	105.6	106.4	107.2

(1)	Apreciation of the subsidiaries local currency against U.S. Dollar

(2)	Depreciation of the subsidiaries local currency against U.S. Dollar
The table above shows a decrease in our net income when the U.S. dollar weakens against foreign currencies because the re-measurement of our net asset position in US Dollars has a greater impact than the increase in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect. Similarly, the table above shows an increase in our net income when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in US Dollars has a greater impact than the decrease in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect.
In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2009 have not entered into any such agreement.

Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At June 30, 2009, MercadoPago funds receivable from customers totaled approximately $1.9 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. In addition, the Seller financing related to the acquisition of DeRemate consisting of unsecured promissory notes for an aggregate principal amount of $15.0 million mature as follows: (i) 9 million on September 5, 2009, (ii) 3 million on December 5, 2009 and, (iii) 3 million on March 5, 2010. The promissory notes were issued on September 5, 2008 and bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. Fixed rate liabilities may have their fair market value adversely impacted due to a decrease in interest rates.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of the main part of our investments and because almost all our long-term investments do not exceed a two year period, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of June 30, 2009 or interest expenses derived from discounting our MercadoPago receivables or our promissory notes issued in connection with the DeRemate acquisition.
We consider a majority of our investments to be short-term investments, which are classified on our balance sheet as current assets in the amount of $28.6 million, because the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. Time deposits are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.
Equity Price Risk
Our Board of Directors approved the 2009 employee retention program (“the 2009 LTRP”) that will be payable as described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Recent Developments.”.
The 2009 Variable Payment LTRP liability subjects us to equity price risk. At June 30, 2009, the total contractual obligation fair value of our 2009 Variable Payment LTRP liability amounts to $2,359,372. As of June 30, 2009, the accrued liability related to the 2009 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $350,566. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009 variable payment if our stock price were to increases or decreases by up to 40%.

	As of June 30, 2009
	MercadoLibre, Inc	2009 variable
(In US dollars)	Equity Price	LTRP liability
Change in equity price in percentage

40%	33.12	3,303,121
30%	30.76	3,067,184
20%	28.39	2,831,246
10%	26.03	2,595,309
Static (*)	23.66	2,359,372
-10%	21.29	2,123,435
-20%	18.93	1,887,498
-30%	16.56	1,651,560
-40%	14.20	1,415,623

(*)	Average closing stock price for the last 60 trading days of the closing date

Item 4	— Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three- and six-month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1	— Legal Proceedings
From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources and require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009 and “Part II, Item 1—Legal Proceedings” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 11, for additional discussion of the litigation and regulatory risks facing our company.
As of June 30, 2009, our total reserves for proceeding-related contingencies were approximately $1.0 million for 327 legal actions against us in which we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

As of June 30, 2009, there were 297 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of June 30, 2009, there were more than 2,175 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where no lawyer is required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
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
Litigation
On August 23, 2007, Serasa S.A., or Serasa, sued our Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that our Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering our Brazilian subsidiary (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) the prohibition to allow in its website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of non-compliance was imposed. On December 17, 2007, our Brazilian subsidiary presented the information requested. On January 7, 2008, we filed an interlocutory appeal at the State Court of São Paulo requesting reversal of item (b) of the injunction and presented our defense on January 7, 2008. Serasa filed its counter-arguments to our appeal on January 30, 2008. On March 26, 2008, we were summoned with a petition presented by Serasa alleging non-compliance with the injunction. We presented our response on March 31, 2008, arguing that we are in full compliance with the injunction which was accepted by the judge. Serasa replied our defense on June 6, 2008. On June 17, 2008, Serasa appealed the decision by which the Judge stated that the Brazilian subsidiary complied with the injunction. On August 26, 2008 the State Court of São Paulo granted the interlocutory appeal filed by our Brazilian subsidiary, in order to allow in the Brazilian website any content related to Serasa as established in the item (b) of the injunction abovementioned. On March 13, 2009 a conciliation hearing was held, but no conciliation was reached. On June 5, 2009 the judge declared that the Brazilian Subsidiary shall not be held liable for the content posted by its users. Nonetheless, the sentence ordered the Brazilian Subsidiary to remove certain contents related to the plaintiff. Serasa filed a motion for clarification of that decision, which was rejected by the Judge.
On February 29, 2008, Mr. Eduardo Paoletti presented a claim against our Brazilian subsidiary and Banco do Brasil S.A. and Banco Nossa Caixa S.A., in the Forty Second Civil Court of the Central Court of the City of São Paulo. Plaintiff alleges that his personal information was used by third parties to (i) register in our Brazilian website and (ii) open bank accounts in the aforementioned banks in order to commit fraud against users of our Brazilian website. Plaintiff alleges that our Brazilian subsidiary should be held joint and severally responsible with the other defendants for damages. Mr. Paoletti seeks compensatory and statutory damages estimated for approximately $1.8 million. We were summoned on June 19, 2008 and presented our defense on July 28, 2008. On September 12, 2008, Mr. Paoletti presented a rebuttal to the defense and on November 28, 2008, the Brazilian subsidiary presented an argument against Mr. Paoletti’s rebuttal. A conciliation and settlement hearing has been set for May 14, 2009. On May 27, 2009 the judge ruled in favor of Mr. Paoletti imposing on all the plaintiffs a joint obligation to pay approximately $8,000 in material damages and approximately $3,000 in moral damages to Mr. Paoletti. On June 26, Mr. Paoletti and one of the banks presented a recourse against the decision to a higher court.
On May 5, 2008 Nike International Ltd. or Nike sued our Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina, alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of our website. On May 26, 2009 we presented a preliminary objection requesting that Nike deposit as a security bond for costs. The issue is currently pending to be decided.
On May 7, 2009, we received notice that the Consumer Protection Agency in Venezuela (“INDEPABIS”) was conducting an investigation over car dealers’ listings on our tucarro.com.ve website. The Agency had temporarily suspended additional car listings on the TuCarro Venezuelan site during 20 days; however during that time, visitors were able to navigate the site and access current listings and advertising. On May 8, 2009, we presented an opposition to the suspension and on May 26, 2009, the Company received notice that the suspension was lifted. The Company immediately restored full functionality to the website and tucarro.com.ve. There is no further administrative proceeding pending against the Company with respect to this matter at this time, however we cannot assure that proceedings will not be initiated in the future.

State of São Paulo Fraud Claim
On June 12, 2007 a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. We were summoned on December 12, 2007 and presented our defense on January 4, 2008. On June 26, 2009, the Judge of the first instance court ruled in favor of the State of São Paulo prosecutor, declaring that our Brazilian subsidiary shall be held joint and severally liable for frauds committed by sellers and damages suffered by buyers when using the website, and ordering us to remove from the Terms of Service of the Brazilian website any provision limiting our responsibility with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court. The decision is still pending.
State of Bahia Fraud Claim
On December 12, 2007, a state prosecutor of the State of Bahia, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website and should exclude from its Terms of Service any provision limiting its responsibility. The state prosecutor of the State of Bahia also seeks compensatory damages estimated for approximately $100,000. On July, 8, 2009, an injunction was granted by the judge, ordering the immediate removal from the Terms of Service of the Company of any provision limiting its responsibility with a penalty of approximately $10,000 per day of non-compliance. The judge also scheduled a hearing for August, 12, 2009. On July 21, 2009 we presented a request for the withdrawal of the effects of the preliminary injunction. On July, 28 2009. the judge suspended the effects of the preliminary injunction until the hearing. We presented our defense on August 5, 2009.

Item 1A	— Risk Factors
In addition to the risk factors disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, set forth in this section are additional risk factors we believe are applicable to our business. The following risk factor updates and supersedes risk factors in our Annual Report to the extent of any inconsistency.
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

We believe that government and consumer protection agencies have received a substantial number of complaints about both the MercadoLibre marketplace and MercadoPago. We believe that these complaints are small as a percentage of our total transactions, but they could become large in aggregate numbers over time. In fact, various governmental regulatory agencies have already contacted us from time to time with questions about our operations and may continue to do so. On June 26, 2009, a judge of a first instance court in the State of São Paulo ruled that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. Similar claims are pending in other States in Brazil. We are appealing this ruling, however if during these inquiries any of our processes are found to violate laws on consumer protection, or to constitute unfair business practices, we could be subject to civil damages, enforcement actions, fines or penalties. Such actions or fines could require us to restructure our business processes in ways that would harm our business and cause us to incur substantial costs.
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
Any litigation related to unpaid or undelivered purchases or defective items could be expensive for us, divert management’s and could result in increased costs of doing business. In addition, any negative publicity generated as a result of the fraudulent or deceptive conduct of our users could damage our reputation and diminish the value of our brand name.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table describes common stock repurchases made by the Company during the second quarter of 2009:

			Total Number of	Approximate
			Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	Per Share	Plans (1)	Under the Plans
April 1, 2009 – April 30, 2009	—	—	—	17.4 million (2)
May 1, 2009 – May 31, 2009	—	—	—	17.4 million (2)
June 1, 2009 – June 30, 2009	—	—	—	17.4 million (2)

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

(2)
The approximate total dollar value of shares that may yet be purchased is the difference between the total amount of repurchases authorized and the total amount spent on repurchases to date. To enhance our share repurchase plan, during the six-month period ended June 30, 2009, we sold equity put options. These put options entitled the holders to sell shares of our common stock to us on certain dates at specified prices. As of June 30, 2009, there were no options to purchase shares of our common stock outstanding.

Item 4	— Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of MercadoLibre, Inc. was held at the offices of Hunton & Williams LLP, 1111 Brickell Avenue, Suite 2500, Suite 2500, Miami, Florida, at 1:00 p.m., local time, on June 10, 2009 for the following purposes:
•	To elect two members to the board of directors as Class II directors for a term of three years each; and

•
To consider and vote upon a proposal to approve the adoption of the 2009 Equity Compensation Plan, which contains terms substantially similar to the terms of the MercadoLibre 1999 Stock Option and Restricted Stock Plan scheduled to expire in November 2009.

The number of outstanding shares of our Common Stock as of April 15, 2009, the record date for the Annual Meeting, was 44,073,967 shares. 34,567,993 shares of Common Stock were represented in person or by proxy at the Annual Meeting.
Pursuant to our Articles of Incorporation, shareholders are entitled to one vote for each share of Common Stock.
The following Class II directors were elected at the Annual Meeting: (i) Martín de los Santos and (ii) Nicolás Galperín.
The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

	Votes Cast	Votes Cast	Votes		Broker Non-
Director Nominee	For	Against	Withheld	Abstentions	Votes

Martín de los Santos	33,319,407	—	1,248,586	—	—
Nicolás Galperín	34,412,289	—	155,704	—	—
With respect to the proposal to approve of the adoption of the 2009 Equity Compensation Plan: (i) 26,732,681 votes were cast for such proposal, (ii) 918,950 votes were cast against such proposal and (iii) 19,203 shares abstained from voting on such proposal. In addition, there were 6,897,159 broker non-votes with respect to such proposal. No votes were withheld. Accordingly, the proposal to approve of the adoption of the 2009 Equity Compensation Plan was approved.

Item 6	— Exhibits

10.1	2009 Equity Compensation Plan (1)

10.2	2009 Long-Term Retention Plan (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-159891) filed with the Securities and Exchange Commission on June 11, 2009

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2009
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant
Date: August 7, 2009	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Hernán Kazah
Hernán Kazah
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.
INDEX TO EXHIBITS

10.1	2009 Equity Compensation Plan (1)

10.2	2009 Long-Term Retention Plan (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-159891) filed with the Securities and Exchange Commission on June 11, 2009

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2009