Form 10-Q
period 2009-09-30
MERCADOLIBRE INC
filed 2009-11-06
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
44,114,295 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 2, 2009.

MERCADOLIBRE, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1	— Unaudited Condensed Consolidated Financial Statements
MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$33,332,506	$17,474,112
Short-term investments	19,867,077	31,639,400
Accounts receivable, net	4,778,842	3,856,392
Funds receivable from customers	3,063,360	2,322,416
Prepaid expenses	1,041,145	426,869
Deferred tax assets	9,242,067	1,628,871
Other assets	3,067,597	2,953,164

Total current assets	74,392,594	60,301,224
Non-current assets:
Long-term investments	24,314,404	9,218,153
Property and equipment, net	6,394,512	5,940,160
Goodwill and intangible assets, net	75,525,514	72,911,546
Deferred tax assets	2,918,816	14,270
Other assets	11,938,182	8,353,396

Total non-current assets	121,091,428	96,437,525

Total assets	$195,484,022	$156,738,749

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,530,006	$16,941,173
Funds payable to customers	27,312,514	14,727,891
Social security payable	6,608,619	4,387,943
Taxes payable	12,791,888	4,989,704
Loans payable and other financial liabilities	6,343,964	14,963,421
Provisions	88,049	299,753

Total current liabilities	69,675,040	56,309,885
Non-current liabilities:
Social security payable	868,201	339,854
Loans payable	—	3,050,061
Deferred tax liabilities	5,279,199	2,556,120
Other liabilities	1,251,630	1,058,848

Total non-current liabilities	7,399,030	7,004,883
Total liabilities	$77,074,070	$63,314,768

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,113,429 and 44,070,367 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	44,114	44,071
Additional paid-in capital	120,196,731	119,807,007
Retained earnings / (Accumulated deficit)	6,370,967	(15,552,256)
Accumulated other comprehensive loss	(8,201,860)	(10,874,841)

Total shareholders’ equity	118,409,952	93,423,981

Total liabilities and shareholders’ equity	$195,484,022	$156,738,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Income
For the three- and nine-month periods ended September 30, 2009 and 2008

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net revenues	$123,823,576	$103,572,881	$50,599,276	$40,260,643
Cost of net revenues	(25,620,134)	(21,075,044)	(10,390,671)	(8,153,862)

Gross profit	98,203,442	82,497,837	40,208,605	32,106,781

Operating expenses:
Product and technology development	(9,016,061)	(5,218,502)	(3,295,436)	(1,744,608)
Sales and marketing	(31,342,260)	(30,905,222)	(11,048,799)	(11,425,168)
General and administrative	(19,683,004)	(18,088,234)	(6,882,020)	(7,261,068)
Compensation cost related to acquisitions (Note 4)	—	(1,919,870)	—	—

Total operating expenses	(60,041,325)	(56,131,828)	(21,226,255)	(20,430,844)

Income from operations	38,162,117	26,366,009	18,982,350	11,675,937

Other income (expenses):
Interest income and other financial gains	2,112,180	1,350,068	580,343	330,139
Interest expense and other financial charges	(9,718,003)	(3,453,671)	(3,873,230)	(1,132,524)
Foreign currency loss	(2,770,725)	(5,689,938)	(3,299,938)	(2,648,584)
Other income, net	—	41,874	—	39,587

Net income before income / asset tax expense	27,785,569	18,614,342	12,389,525	8,264,555

Income / asset tax expense	(5,862,346)	(7,723,778)	(2,537,257)	(2,388,763)

Net income	$21,923,223	$10,890,564	$9,852,268	$5,875,792

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Basic EPS
Basic net income per common share	$0.50	$0.25	$0.22	$0.13

Weighted average shares	44,079,171	44,255,985	44,088,936	44,290,540

Diluted EPS
Diluted net income per common share	$0.50	$0.25	$0.22	$0.13

Weighted average shares	44,130,078	44,374,124	44,138,031	44,379,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the nine-month periods ended September 30, 2009 and 2008 (unaudited)

							Accumulated
				Additional			other
	Comprehensive	Common stock		paid-in	Treasury	Accumulated	comprehensive
	income	Shares	Amount	capital	Stock	deficit	income (loss)	Total
Balance as of December 31, 2007		44,226,563	44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

Stock options exercised		70,058	70	64,789	—	—	—	64,859
Stock-based compensation — stock options		—	—	3,684	—	—	—	3,684
Stock-based compensation — restricted shares		—	—	81,875	—	—	—	81,875
Stock-based compensation — LTRP		—	—	132,421	—	—	—	132,421
Net income	$10,890,564	—	—	—	—	10,890,564	—	10,890,564
Currency translation adjustment	(3,921,915)	—	—	—	—	—	(3,921,915)	(3,921,915)
Unrealized net gains on investments	3,114	—	—	—	—	—	3,114	3,114
Realized net gains on investments	(57,890)	—	—	—	—	—	(57,890)	(57,890)

Comprehensive income	$6,913,873

Balance as of September 30, 2008		44,296,621	44,297	122,172,907	—	(23,473,353)	126,000	98,869,851

Stock options exercised and restricted shares issued		23,446	24	18,206	—	—	—	18,230
Stock-based compensation — stock options		—	—	1,035	—	—	—	1,035
Stock-based compensation — restricted shares		—	—	23,685	—	—	—	23,685
Stock -based compensation LTRP		—	—	189,147	—	—	—	189,147
Repurchase of Treasury Stock		—	—	—	(2,598,223)	—	—	(2,598,223)
Retirement of Treasury Stock		(249,700)	(250)	(2,597,973)	2,598,223	—	—	—
Net income	$7,921,097	—	—	—	—	7,921,097	—	7,921,097
Currency translation adjustment	(11,001,369)	—	—	—	—	—	(11,001,369)	(11,001,369)
Unrealized net gains on investments	528	—	—	—	—	—	528	528

Comprehensive income	$3,834,129

Balance as of December 31, 2008		$44,070,367	$44,071	$119,807,007	$—	$(15,552,256)	$(10,874,841)	$93,423,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the nine-month periods ended September 30, 2009 and 2008 (unaudited)

						Accumulated	Accumulated
				Additional		deficit /	other
	Comprehensive	Common stock		paid-in	Treasury	Retained	comprehensive
	income	Shares	Amount	capital	Stock	Earnings	income (loss)	Total
Balance as of December 31, 2008		44,070,367	$44,071	$119,807,007	$—	$(15,552,256)	$(10,874,841)	$93,423,981

Stock options exercised		28,807	29	22,501	—	—	—	22,530
Stock-based compensation — stock options		—	—	1,312	—	—	—	1,312
Stock-based compensation — restricted shares		—	—	52,706	—	—	—	52,706
Stock-based compensation LTRP		—	—	142,120	—	—	—	142,120
Restricted shares issued		10,655	11	171,088	—	—	—	171,099
LTRP shares issued		3,600	3	(3)	—	—	—	—
Net income	$21,923,223	—	—	—	—	21,923,223	—	21,923,223
Currency translation adjustment	2,595,788	—	—	—	—	—	2,595,788	2,595,788
Unrealized net gains on investments	77,193	—	—	—	—	—	77,193	77,193

Comprehensive income	$24,596,204

Balance as of September 30, 2009		44,113,429	$44,114	$120,196,731	$—	$6,370,967	$(8,201,860)	$118,409,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operations:
Net income	$21,923,223	$10,890,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,959,277	2,475,850
Interest expense	343,643	58,484
Unrealized gains on investments	(437,137)	(1,011,899)
Stock-based compensation expense — stock options	1,312	3,684
Stock-based compensation expense — restricted shares	52,706	81,875
LTRP accrued compensation	1,163,139	352,271
Deferred income taxes	(1,020,056)	(168,148)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(1,537,363)	4,782,430
Funds receivable from customers	(221,236)	(8,984,163)
Prepaid expenses	(596,311)	(513,844)
Other assets	(3,078,233)	(1,358,459)
Accounts payable and accrued expenses	317,019	7,790,459
Funds payable to customers	8,169,631	4,026,062
Provisions	(195,006)	(540,629)
Deferred tax liabilities	(180,141)	—
Other liabilities	(1,102,948)	(1,696,567)

Net cash provided by operating activities	26,561,519	16,187,970

Cash flows from investing activities:
Purchase of investments	(45,960,414)	(59,614,525)
Proceeds from sale and maturity of investments	48,767,850	90,593,742
Payment for businesses acquired, net of cash acquired	—	(39,178,449)
Purchases of intangible assets	(946,500)	(58,238)
Purchases of property and equipment	(2,967,487)	(3,869,309)

Net cash used in investing activities	(1,106,551)	(12,126,779)

Cash flows from financing activities:
Increase in short term debt	—	12,104
Decrease in short term debt	(12,313,161)	(9,736,824)
Stock options exercised	22,530	64,859

Net cash used in financing activities	(12,290,631)	(9,659,861)

Effect of exchange rate changes on cash and cash equivalents	2,694,057	324,848

Net increase (decrease) in cash and cash equivalents	15,858,394	(5,273,822)
Cash and cash equivalents, beginning of the year	17,474,112	15,677,407

Cash and cash equivalents, end of the period	$33,332,506	$10,403,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$8,895,023	$2,565,076
Cash paid for income taxes	$7,286,257	$6,945,183

Acquisition of DeRemate and Classified Media Group:
Cash and cash equivalents	$—	$691,632
Funds receivable from customers	—	117,473
Accounts receivable	—	6,755,668
Tax credits	—	604,419
Other current assets	—	928,523
Non current assets	—	496,911

Total assets acquired	—	9,594,626

Accounts payable and accrued expenses	—	4,676,259
Funds payable to customers	—	123,089
Taxes payable	—	1,181,607
Social security payable	—	395,112
Other liabilities	—	1,602,269
Non current liabilities	—	14,000
Provisions	—	1,506,447

Total liabilities assumed	—	9,498,783

Net assets acquired	—	95,843

Goodwill	—	52,949,111
Trademarks	—	5,622,188
Customer lists	—	1,227,600
Non Compete Agreement	—	573,484
Deferred income tax on intangible assets	—	(2,598,145)

Total purchase price	—	57,870,081

Cash and cash equivalents acquired	—	(691,632)

Payment for businesses acquired, net of cash acquired	$—	$39,178,449

Seller financing for DeRemate business acquisition	$—	$18,000,000

As of September 30, 2008, the purchase price allocation was preliminary pending the final working capital adjustment as defined in the purchase agreement.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business
MercadoLibre Inc. (the “Company”) is an e-commerce enabler whose mission is to build the necessary online and technology tools to enable practically anyone to trade almost anything, helping to make inefficient markets more efficient in Latin America.
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
The Company pioneered online commerce in the region by developing a Web-based marketplace in which buyers and sellers are brought together to browse, buy and sell items such as computers, electronics, collectibles, automobiles, clothing and a host of practical and miscellaneous items. The Company’s trading platform is a fully automated, topically arranged, intuitive, and easy-to-use online service that is available 24 hours-a-day, seven days-a-week. The Company’s platform supports a fixed price format in which sellers and buyers trade items at a fixed price established by sellers, and an auction format in which sellers list items for sale and buyers bid on items of interest.
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
In September 2008, the Company completed the acquisition of DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. for an aggregate purchase price of $37.6 million. The Company also purchased certain URLs, domains, trademarks, databases and intellectual property rights related to those businesses for $2.4 million. The total purchase price was subject to certain set off rights and working capital adjustment clauses.
As of September 30, 2009, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.
2.	Summary of Significant Accounting Policies
Basis of presentation
The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year information to conform to current year presentation.
Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.3% and 98.3% of the consolidated totals during the nine-month periods ended September 30, 2009 and 2008, respectively. Long-lived assets located in the foreign operations totaled $78,741,506 and $75,935,438 as of September 30, 2009 and December 31, 2008, respectively. Cash and cash equivalents as well as short-term investments, totaling $53,199,583 and $49,113,512 at September 30, 2009 and December 31, 2008, respectively, are mainly located in the United States of America.
These unaudited interim financial statements reflect the Company’s consolidated financial position as of September 30, 2009 and December 31, 2008. These statements also show the Company’s consolidated statement of income for the three- and nine-months ended September 30, 2009 and 2008, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the nine months ended September 30, 2009 and 2008. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009. The condensed consolidated statements of income, shareholders’ equity and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Basis of presentation (Continued)
Management has evaluated subsequent events through November 6, 2009 which is the date the financial statements were issued. Management has not evaluated subsequent events after November 6, 2009 and their impact, if any, on these condensed consolidated financial statements.
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
The Venezuelan subsidiaries maintained a foreign currency denominated asset in the form of US dollar denominated cash and cash equivalents. In accordance with the Company’s stated accounting policy, this investment should first be re-measured into its functional currency “Bolivares Fuertes”. Upon re-measurement into its functional currency, the investment will then be translated into the reporting currency of the Company (US Dollar). These assets were re-measured at the September 30, 2009 parallel exchange rate of 5.42 “Bolivares Fuertes” per US dollar (at December 31, 2008 was 5.4 “Bolivares Fuertes” per US dollar). Further, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at September 30, 2009 and December 31, 2008 was the official rate of 2.15 “Bolivares Fuertes” per US dollar. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Accordingly, the foreign currency effect on assets for $11,222,508 is included in “Other non-current assets” in the consolidated balance sheet, and is the result of applying the Company’s accounting policy for the related asset.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation (Continued)
During May 2009, the International Practices Task Force discussed the highly inflationary status of the Venezuelan economy. Historically, the Task Force has used the Consumer Price Index (CPI) when considering the inflationary status of the Venezuelan economy.
The CPI has existed since 1984. However, the CPI covers only the cities of Caracas and Maracaibo. Commencing on January 1, 2008, the National Consumer Price Index (NCPI) has been developed to cover the entire country of Venezuela. Since inflation data is not available to compute a cumulative three year inflation rate for the entire country solely based on the NCPI, the Company uses a blended rate using the NCPI and CPI to calculate Venezuelan inflation rate.
The cumulative three year inflation rate as of September 30, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the periods after January 1, 2008. The resulting three year cumulative inflation rate (“blended NCPI and CPI rate”) is 97.41% for the period ending September 30, 2009.
When NCPI data is available for the three years ending December 31, 2010 and thereafter, the NCPI will be used to calculate Venezuelan inflationary status because it represents a broader-based measure of the general inflation for the entire country of Venezuela.
If the cumulative three-year blended NCPI and CPI rate exceeds 100% at December 31, 2009, Venezuela would be accounted for as highly inflationary as of January 1, 2010 and therefore, the functional currency would no longer be the “Bolivar Fuerte”.
Taxes on revenues
The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $3,171,840 and $2,342,207 for the three-month periods ended September 30, 2009 and 2008, respectively. Taxes on revenues totaled $7,413,281 and $6,183,290 for the nine-month periods ended September 30, 2009 and 2008, respectively.
Income and Asset Taxes
The Company is subject to an enacted Mexican business flat tax called “Impuesto Empresarial a Tasa Unica” (“IETU”). The Company pays the higher of IETU or income tax. Although the Company’s Mexican subsidiary has net operating loss carryforward (NOL’s), it has to pay IETU and once NOL’s are consumed, the Company expects it will only accrue and pay income tax. The effect of IETU has been included in the income / asset tax expense line for the three-and nine-month periods ended September 30, 2009 and 2008.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Income and Asset Taxes (Continued)
From fiscal year 2008 to fiscal year 2018, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, during these 10 years. Aggregate tax benefit totaled $761,319 and $799,306 for the three-month periods ended September 30, 2009 and 2008, respectively. Aggregate tax benefit totaled $2,151,110 and $1,601,194 for the nine-month periods ended September 30, 2009 and 2008, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.02 and $0.02 for the three-month periods ended September 30, 2009 and 2008, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.05 and $0.04 for the nine-month periods ended September 30, 2009 and 2008, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.
As of September 30, 2009, MercadoLibre, Inc has included in the current and non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $9,150,846. Those foreign tax credits will be used to offset the Company’s domestic income tax payable included in the taxes payable line of the Company’s Balance Sheet.
During the three-month period ended September 30, 2009, the Company has reversed its Mexican Valuation Allowance for $1,218,651 as a consequence of tax planning strategies implemented during the period in order to use more efficiently the accumulated tax loss carryforward credits from acquired companies. In addition, during the second quarter of the year, the Company reversed its domestic valuation allowance for $447,561 based on the assessment that it is more likely than not that the domestic deferred tax asset will be realized.
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
Fair Value Measurements
Effective January 1, 2008, the Company adopted new accounting guidance on fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued an amendment which provided a one year deferral of the effective date of the new accounting guidance for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.
Therefore, the Company has adopted the new accounting guidance with respect to its financial assets and liabilities as from January 1, 2008. The adoption of the new accounting guidance did not have a material impact on the consolidated results of operations or financial condition. See Note 6 “Fair Value Measurement of Assets and Liabilities” for further details.
Comprehensive Income
Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income (loss) for the three-month periods ended September 30, 2009 and 2008 amounted to $11,889,818 and $(2,274,535), respectively and for the nine-month periods ended September 30, 2009 and 2008 amounted to $24,596,204 and $6,913,873 respectively.
Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, in order to address practice issues highlighted most recently by events related to the economic downturn. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. The new accounting guidance is effective to new transfers of financial assets occurring from January 1, 2010. The Company will evaluate how its consolidated financial statements and future transfers of financial assets will be affected specifically in relation to the transfer of credit card receivables to financial institutions.
3.	Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)
The Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income available to common stockholders for the three- and nine-month period ended September 30, 2009, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.
Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.
The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income	$9,852,268	$9,852,268	$5,875,792	$5,875,792

Net income available to common shareholders attributable to unvested restricted shares	$1,866	$1,866	$—	$—

Net income available to common shareholders attributable to common stock	$9,850,402	$9,850,402	$5,875,792	$5,875,792

The following table shows how net income available to common shareholders is allocated using the two-class method for earnings per common share, for the nine-month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income	$21,923,223	$21,923,223	$10,890,564	$10,890,564

Net income available to common shareholders attributable to unvested restricted shares	$1,703	$1,703	$—	$—

Net income available to common shareholders attributable to common stock	$21,921,520	$21,921,520	$10,890,564	$10,890,564

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)
Net income per share of common stock is as follows for the three-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.22	$0.22	$0.13	$0.13

Numerator:
Net income available to common shareholders	$9,850,402	$9,850,402	$5,875,792	$5,875,792

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,088,936	44,088,936	44,290,540	44,290,540
Adjustment for stock options	—	34,813	—	77,400
Adjustment for restricted shares	—	—	—	1,333
Adjustment for additional Shares	—	6,468	—	10,409
Adjustment for shares granted under LTRP	—	7,814	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,088,936	44,138,031	44,290,540	44,379,682

Net income per share of common stock is as follows for the nine-month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.50	$0.50	$0.25	$0.25

Numerator:
Net income available to common shareholders	$21,921,520	$21,921,520	$10,890,564	$10,890,564

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,079,171	44,079,171	44,255,985	44,255,985
Adjustment for stock options	—	45,891	—	111,613
Adjustment for restricted shares	—	—	—	1,547
Adjustment for shares granted under LTRP	—	4,113	—	—
Adjustment for additional Shares	—	903	—	4,979

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,079,171	44,130,078	44,255,985	44,374,124

The calculation of diluted net income per share excludes all anti-dilutive shares. During the three- and nine-month periods ended September 30, 2009 and 2008, there were no anti-dilutive shares.

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
Under US GAAP, the Company has recognized this contingent consideration paid to the former shareholders, as compensation for services. On May 12, 2008, the Company and these former shareholders agreed to an early release of the $1,975,620 escrow on or before September 30, 2008, in exchange for a discount to the Company.
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
On August 31, 2009, the Company paid to the Sellers $9,470,222 including principal plus accrued interest.
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
Goodwill of $39,600,533 is not expected to be deductible for tax purposes.

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
The following table summarizes the net tangible assets acquired in the abovementioned business combinations:

	CMG	DeRemate	Total

Cash and cash equivalents	$554,739	$136,893	$691,632
Funds receivable from customers	—	117,473	117,473
Accounts receivable	56,613	6,512,485	6,569,098
Tax Credits	—	604,419	604,419
Other current assets	904,791	14,065	918,856
Non current assets	365,190	139,737	504,927

Total assets acquired	$1,881,333	$7,525,072	$9,406,405

Accounts payable and accrued expenses	69,516	4,509,314	4,578,830
Funds payable to customers	—	146,191	146,191
Taxes payable	459,462	745,017	1,204,479
Social security payable	243,141	151,971	395,112
Other liabilities	—	1,590,371	1,590,371
Non current liabilities	14,000	—	14,000
Provisions	408,336	1,140,055	1,548,391

Total liabilities assumed	$1,194,455	$8,282,919	$9,477,374

Net tangible assets (liabilities)	$686,878	$(757,847)	$(70,969)

Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2009	2008
Indefinite lived assets
- Goodwill	$67,672,215	$65,652,774
- Trademarks	5,638,701	5,537,715
Amortizable intangible assets
- Licenses and others	2,184,545	1,313,901
- Non-compete agreement	1,192,110	1,051,531
- Customer list	1,585,058	1,534,969

Total intangible assets	$78,272,629	$75,090,890
Accumulated amortization	(2,747,115)	(2,179,344)

	$75,525,514	$72,911,546

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)
Goodwill
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2009 and the year ended December 31, 2008, are as follows:

	Nine Months Ended September 30, 2009
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$9,361,697	$26,903,145	$5,365,727	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$65,652,774
- Effect of exchange rates changes	2,942,609	(2,730,218)	839,333	74,176	—	777,653	115,888	2,019,441

Balance, end of the period	$12,304,306	$24,172,927	$6,205,060	$4,591,866	$13,636,502	$5,425,334	$1,336,220	$67,672,215

	Year Ended December 31, 2008
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,351,542	$—	$—	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467
-Purchase of CMG	—	—	—	—	11,442,022	1,595,482	—	13,037,504
-Purchase of DR Operations	—	30,658,930	6,659,419	864,945	—	1,417,239	—	39,600,533
- Effect of exchange rates changes	(2,989,845)	(3,755,785)	(1,293,692)	(1,246,122)	—	(622,870)	(77,416)	(9,985,730)

Balance, end of the year	$9,361,697	$26,903,145	$5,365,727	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$65,652,774

Amortizable intangible assets
Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $148,602 and $82,313 for the three-month periods ended September 30, 2009 and 2008, respectively. Aggregate amortization expense for intangible assets totaled $428,080 and $223,614 for the nine-month periods ended September 30, 2009 and 2008, respectively.
Expected future intangible asset amortization from acquisitions completed as of September 30, 2009 is as follows:

For year ended 12/31/2009 (remaining three months)	$184,267
For year ended 12/31/2010	715,226
For year ended 12/31/2011	630,972
For year ended 12/31/2012	487,801
For year ended 12/31/2013	196,067
Thereafter	265

$2,214,598

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments
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
The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended September 30, 2009
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$15,481,697	$6,621,213	$3,676,709	$8,450,839	$2,880,098	$37,110,556	$13,488,720	$50,599,276
Direct costs	(8,617,810)	(1,965,224)	(1,992,722)	(3,938,725)	(1,227,900)	(17,742,381)	(6,311,654)	(24,054,035)

Direct contribution	6,863,887	4,655,989	1,683,987	4,512,114	1,652,198	19,368,175	7,177,066	26,545,241

Operating expenses and indirect costs of net revenues								(7,562,891)

Income from operations								18,982,350

Other income (expenses):
Interest income and other financial gains								580,343
Interest expense and other financial results								(3,873,230)
Foreign currency loss								(3,299,938)
Other income, net								—

Net income before income / asset tax expense								$12,389,525

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)

	Three Months Ended September 30, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$14,922,939	$5,405,752	$3,560,840	$6,112,651	$1,740,073	$31,742,255	$8,518,388	$40,260,643
Direct costs	(10,316,048)	(2,375,980)	(2,023,418)	(3,202,864)	(1,263,202)	(19,181,512)	(5,020,589)	(24,202,101)

Direct contribution	4,606,891	3,029,772	1,537,422	2,909,787	476,871	12,560,743	3,497,799	16,058,542

Operating expenses and indirect costs of net revenues								(4,382,605)

Income from operations								11,675,937

Other income (expenses):
Interest income and other financial gains								330,139
Interest expense and other financial results								(1,132,524)
Foreign currency loss								(2,648,584)
Other income, net								39,587

Net income before income / asset tax expense								$8,264,555

	Nine Months Ended September 30, 2009
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$37,963,430	$17,136,120	$9,853,059	$22,118,467	$7,003,962	$94,075,038	$29,748,538	$123,823,576
Direct costs	(22,850,813)	(6,404,058)	(5,657,139)	(11,038,145)	(3,314,818)	(49,264,973)	(15,824,655)	(65,089,628)

Direct contribution	15,112,617	10,732,062	4,195,920	11,080,322	3,689,144	44,810,065	13,923,883	58,733,948

Operating expenses and indirect costs of net revenues								(20,571,831)

Income from operations								38,162,117

Other income (expenses):
Interest income and other financial gains								2,112,180
Interest expense and other financial results								(9,718,003)
Foreign currency loss								(2,770,725)
Other income, net								—

Net income before income / asset tax expense								$27,785,569

	Nine Months Ended September 30, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$40,447,913	$13,184,145	$9,609,505	$15,581,777	$4,709,996	$83,533,336	$20,039,545	$103,572,881
Direct costs	(26,239,812)	(6,248,223)	(6,230,842)	(8,373,177)	(2,847,890)	(49,939,944)	(12,814,364)	(62,754,308)

Direct contribution	14,208,101	6,935,922	3,378,663	7,208,600	1,862,106	33,593,392	7,225,181	40,818,573

Operating expenses and indirect costs of net revenues								(14,452,564)

Income from operations								26,366,009

Other income (expenses):
Interest income and other financial gains								1,350,068
Interest expense and other financial results								(3,453,671)
Foreign currency loss								(5,689,938)
Other income, net								41,874

Net income before income / asset tax expense								$18,614,342

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)
The following table summarizes the allocation of the long-lived tangible assets based on geography:

	September 30,	December 31,
	2009	2008
US long-lived tangible assets	$3,157,478	$2,881,210

Other countries long-lived tangible assets
Argentina	1,690,783	1,573,708
Brazil	873,098	596,940
Mexico	64,771	81,873
Venezuela	549,741	749,605
Other countries	58,641	56,824

	$3,237,034	$3,058,950

Total long-lived tangible assets	$6,394,512	$5,940,160

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2009	2008
US intangible assets	$21,042	$35,058

Other countries goodwill and intangible assets
Argentina	26,002,008	28,196,325
Brazil	12,343,229	9,397,304
Mexico	4,645,074	4,585,212
Venezuela	18,582,047	18,585,234
Other countries	13,932,114	12,112,413

	$75,504,472	$72,876,488

Total goodwill and intangible assets	$75,525,514	$72,911,546

The following table summarizes the allocation of net revenues based on geography:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Brazil	$63,645,669	$57,327,087	$27,206,864	$22,183,814
Argentina	19,023,431	14,345,011	7,512,544	5,884,408
Mexico	11,001,205	10,720,894	4,119,973	3,974,533
Venezuela	23,049,806	16,410,729	8,833,848	6,454,635
Other countries	7,103,465	4,769,160	2,926,047	1,763,253

Total net revenues	$123,823,576	$103,572,881	$50,599,276	$40,260,643

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	September 30,	identical Assets	December 31,	identical Assets
Description	2009	(Level 1)	2008	(Level 1)

Assets

Cash and Cash Equivalents:

Money Market Funds	$16,716,610	$16,716,610	$—	$—

Investments:

Money Market Funds	—	—	2,408,294	2,408,294

Sovereign Debt Securities	1,577,813	1,577,813	—	—

Corporate Debt Securities	10,511,654	10,511,654	—	—

Total financial Assets	$28,806,077	$28,806,077	$2,408,294	$2,408,294

Liabilities

Loans payable and other financial liabilities:

Put Options	$—	$—	$185,000	$185,000

Total financial Liabilities	$—	$—	$185,000	$185,000

The Company’s financial assets and liabilities are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of September 30, 2009 and December 31, 2008, the Company did not have any assets or liabilities obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).
The unrealized net gains on short term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments as the Company’s historical cost basis is not significant.
As of September 30, 2009 and December 31, 2008, the Company has financial assets measured at fair value on a recurring basis for $28,806,077 and $2,408,294, respectively. As of December 31, 2008, the Company had financial liabilities measured at fair value for $185,000.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities (Continued)
In addition, as of September 30, 2009, the Company had $26,408,339 of short-term and long-term investments, which consisted of time deposits considered held to maturity securities. As of December 31, 2008, the Company had $35,161,436 of short-term and long-term investments, which consisted of time deposits, commercial papers, sovereign debt securities and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of September 30, 2009 and December 31, 2008, approximates their fair values.
As of September 30, 2009 and December 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. For the three- and nine-month periods ended September 30, 2009 and 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
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
On September 17, 2007, the Company awarded each of the two outside directors 1,000 Restricted Shares for their original grants. On January 24, 2008, the Company awarded a new outside director 600 Restricted Shares for his original grant. On May 6, 2008, the Board also designated a new director and a current director as outside directors, determining to extend the Company’s outside director compensation program to these two directors. On June 9, 2008, the Company awarded each of the two new outside directors 674 Restricted Shares for their original grants. As of September 30, 2009, these shares are fully vested and are not restricted anymore.
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
Stock Options
Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At September 30, 2009, there were 283,874 shares of Common Stock available for additional awards under the Plan.
Stock-based compensation expense related to stock options for the three-month periods ended September 30, 2009 and 2008 was $440 and $1,224, respectively. Stock-based compensation expense related to stock options for the nine-month periods ended September 30, 2009 and 2008 was $1,312 and $3,684, respectively.
The Company used the Black-Scholes option pricing model to measure the fair value of its option awards granted during the year ended December 31, 2006. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield.
There was no granting during the period from January 1, 2007 to September 30, 2009.
Stock-based compensation expense is based on the estimated portion of the awards that are expected to vest.
Stock option activity, for the three-month periods ended September 30, 2009, was as follows:

	2009
		Weighted-
	Number of	average
	options	exercise price
Outstanding, beginning of period	44,737	$1.39
Exercised	(19,624)	0.94

Outstanding, end of the period	25,113	1.75

Exercisable, end of the period	22,194	$1.62

Stock option activity, for the nine-month periods ended September 30, 2009, was as follows:

	2009
		Weighted-
	Number of	average
	options	exercise price
Outstanding, beginning of year	53,919	$1.23
Exercised	(28,806)	0.78

Outstanding, end of the period	25,113	1.75

Exercisable, end of the period	22,194	$1.62

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Stock Option and Restricted Shares (Continued)
Stock Options (Continued)
The following table details the outstanding options at September 30, 2009:

September 30, 2009
	Outstanding		Exercisable
		Weighted-average
		remaining
Exercise	Number of	contractual	Number of
price	options	life (years)	options
$0.01	2,350	1.57	2,349
$1.00	3,000	0.25	3,000
$1.50	17,263	5.70	15,157
$6.00	2,500	6.80	1,688

	25,113	4.77	22,194

Weighted average Exercise Price
- Options outstanding	$1.75
- Options exercisable	$1.62

September 30,
2009
Aggregate intrinsic value
- Options outstanding	$921,928
- Options exercisable	$817,680
The aggregate intrinsic value represents the difference between the Company’s closing stock price of $38.46 as of September 30, 2009 and the exercise price multiplied by the number of options (outstanding and exercisable) as of that date.
Restricted Shares
As mentioned in Note 7, the Company granted awards to its outside directors for 3,948 Restricted Shares. As of September 30, 2009, these shares are fully vested and are not restricted anymore. However, the 8,350 shares related to the second year of board service are restricted shares and will vest in the 2010 annual stockholder’s meeting. Non-vested shares awarded to employees are measured at their fair market value by the grant-date price of the Company’s shares.
Based on the fair market value of the Company’s share at the grant date, total compensation cost for the 3,948 Restricted Shares awarded amounted to $149,470. For the three-month periods ended September 30, 2009 and 2008, the Company recognized $nil and $35,546, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income. For the nine-month periods ended September 30, 2009 and 2008, the Company recognized $27,944 and $81,875, respectively.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Stock Option and Restricted Shares (Continued)
Restricted Shares (Continued)
The additional grants of shares for fixed amounts of US dollars were classified as liabilities in the accompanying consolidated balance sheet up to June 10, 2009, the issuance date. As from the issuance date, the outstanding liabilities amounting to $171,099 as well as all future compensation cost is classified as equity. For the three-month periods ended September 30, 2009 and 2008, the Company recognized $21,675 and $39,409, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income. For the nine-month periods ended September 30, 2009 and 2008, the Company recognized $64,014 and $83,609, respectively.
9.	Commitments and Contingencies
Litigation and Other Legal Matters
At September 30, 2009, the Company had established reserves for proceeding-related contingencies of $1,071,757 to cover 316 legal actions against the Company where the Company has determined that a loss is probable. As of September 30, 2009 no loss amount has been accrued for over 1,285 legal actions for the aggregate amount up to $4,046,806 because a loss is not considered probable.
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
During the nine-month period ended September 30, 2009, the Brazilian subsidiary of the Company was sued in 98 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.
As of September 30, 2009, 321 legal actions were pending in the Brazilian ordinary courts 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuição de Fitas Ltda., and 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda.,and Botelho Indústria e Distribuição Cinematográfica Ltda.) and SERASA S.A were related to alleged intellectual property infringement. In addition, during the nine-month period ended September 30, 2009, the Brazilian subsidiary of the Company received approximately 1,469 summons of legal actions filed in Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them. As of September 30, 2009, there were more than 2,014 cases still pending in Brazilian consumer courts.

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
On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held joint and severally liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. We were summoned on December 12, 2007 and presented our defense on January 4, 2008. On June 26, 2009, the Judge sentenced in favor of the State of São Paulo Public Prosecutor in all his claims. On June 29, 2009 a recourse to the lower court was presented by the Company. On September 29, 2009 we presented an appeal and requested to suspend effects of the sentence issued by the lower court until the appeal is decided. The decision is still pending.
On August 12, 2009 the case filed by a state prosecutor of the State of Bahia, Brazil against our Brazilian subsidiary was settled with no financial or legal liability of the Company. The settlement was homologated on August 17, 2009.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Commitments and Contingencies (Continued)
Litigation after September 30, 2009
After September 30, 2009 and up to the date of issuance of these condensed consolidated financial statements, the Company’s Brazilian subsidiary was sued in 154 other cases in Brazilian ordinary courts and 9 new cases in consumer courts. No loss amount has been accrued in connection with these actions because a loss is not considered probable.
Other contingencies
As of September 30, 2009, the Company had reserved $174,357 against some tax contingencies (other than income tax), identified in some of its subsidiaries.
Other Commitments
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. As of September 30, 2009, the Argentine subsidiary has invested $5,683,675 in the aforementioned trust and is expected to invest an additional $3,639,383 in the following 10 months. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet.
Operating Leases
The Company has leases for office space in the various countries where it operates. Total rental expense amounted to approximately $592,782 and $478,296 for the three-month period ended September 30, 2009 and 2008, respectively. Total rental expense amounted to approximately $1,760,415 and $1,367,559 for the nine-month period ended September 30, 2009 and 2008, respectively.
Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2009 (remaining three months)	587,947
For the year ended December 31, 2010	1,448,460
For the year ended December 31, 2011	769,802
For the year ended December 31, 2012	180,982
Thereafter	36,436

$3,023,627

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Commitments and Contingencies (Continued)
Employment Contracts
Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $930,800 per year, a performance based estimated bonus aggregating to approximately $817,100 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.
Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in Note 10. Under the 2008 Plan the executive officers of the Company will receive approximately $455,256 and 8,672 shares in a period of 3 and half years. In addition, under the 2009 Plan the executive officers of the Company will receive approximately $1,596,195 in a period of 8 years.
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
In addition, the 2008 Long Term Retention Plan (the “2008 LTRP”) has a performance condition which has been achieved at the date of these financial statements and also requires the employee to stay in the Company at the payment date. The compensation cost is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment date.
The total compensation cost of the 2008 LTRP amounts to approximately $1.8 million including cash and shares. The 21,591 shares granted were valued at the grant-date fair market value of $36.8 per share. For the three-month period ended September 30, 2009, the related accrued compensation expense was $121,330 corresponding $46,479 to the share portion of the award credited to Additional Paid-in Capital and $74,850 to the cash portion included in the Balance Sheet as Social security payable. For the nine-month period ended September 30, 2009, the related accrued compensation expense was $322,732 corresponding $127,174 to the share portion of the award credited to Additional Paid-in Capital and $195,558 to the cash portion included in the Balance Sheet as Social security payable.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10.	Long Term Retention Plan (Continued)
During the three- and nine-month periods ended September 30, 2008, the related accrued compensation expense was $352,271 corresponding $132,421 to the share portion of the award credited to Additional Paid-in Capital and $219,850 to the cash portion included in the Balance Sheet as Social security payable.
The following table summarizes the number of shares for each of the following groups:

	September 30,	September 30,
Number of Shares	2009	2008

Granted	21,591	21,591
Non-vested at the beginning of the year	21,591	—
Non-vested at the end of the period / year	15,608	21,591
Forfeited	2,383	—
Vested and paid to the employees	3,600	—
Outstanding	15,608	21,591
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at September 30, 2009:

September 30, 2009
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Shares outstanding	600,284	1.64
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
As of September 30, 2009, the total compensation cost of the 2009 LTRP amounts to approximately $4.5 million and the related accrued compensation expense for the three- and nine-month period ended September 30, 2009 was $387,854 and $823,801.
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at September 30, 2009:

September 30, 2009
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	3,114,516	4.00
11.	Share Repurchase Plan
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
The Company accounted for its written put options as derivative instruments and measured them initially and subsequently at fair value. The liabilities associated with these derivative instruments were recorded at fair value in current liabilities in the consolidated balance sheet.
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
No written put option transactions were made during the three-month period ended September 30, 2009. As of September 30, 2009 there is no written put options transaction outstanding.
Those derivative financial instruments were not accounted for as hedges and, therefore, the change in the fair value of these instruments was recorded in the income statement as interest income and other financial gains.
* * * *

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
Certain statements regarding our future performance made in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may relate to such matters as:
•	continued growth of online commerce and Internet usage in Latin America;
•	our ability to expand our operations and adapt to rapidly changing technologies;
•	government regulation;
•	litigation and legal liability;
•	systems interruptions or failures;
•	our ability to attract and retain qualified personnel;
•	consumer trends; security breaches and illegal uses of our services;
•	competition;
•	reliance on third-party service providers;
•	enforcement of intellectual property rights;
•	our ability to attract new customers, retain existing customers and increase revenues;
•	seasonal fluctuations; and
•	political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, specifically if Venezuela becomes a highly inflationary economy.
These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties — many of which are beyond our control — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009, as updated by the discussion in “Item 1A — Risk Factors” in Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 as filed with the Securities and Exchange Commission on May 11, 2009 and August 7, 2009. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and our unaudited condensed consolidated financial statements and related notes in Item 1 of Part I of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material that could cause results to differ materially from our expectations.

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
•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the quarters and nine-month periods ended September 30, 2008 and 2009;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, capital expenditures and contractual obligations; and

•	a discussion of the market risks that we face.
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
Recent Developments
On July 15, 2009, our board of directors adopted the 2009 Long Term Retention Plan (the “2009 LTRP”). If earned, payments to eligible employees under the 2009 LTRP will be in addition to payments of base salary and cash bonus, if earned, made to these employees.
In order to receive an award under the 2009 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for him or her. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2009 LTRP bonus, payable as follows:
•	the eligible employee will receive a fixed cash payment equal to 6.25% of his or her 2009 LTRP bonus once a year for a period of eight years starting in 2010 (the “Annual Fixed Payment”); and

•
on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 6.25% of the applicable 2009 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008 Stock Price, defined as $13.81, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008. The “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The compensation cost related to the Annual Fixed Payments is recognized on a straight line basis using the equal annual accrual method. The compensation cost related to the Variable Payments is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.
As of September 30, 2009, the total compensation cost of the 2009 LTRP amounts to approximately $4.5 million and the related accrued compensation expense for the nine-month period ended September 30, 2009 was $823,801.
Principal trends in Results of Operations
Growth in net revenue over comparable periods from year to year
Since our inception, we have consistently generated revenue growth from the MercadoLibre marketplace and from MercadoPago, driven by the growth of our key operational metrics. Our net revenues for the three-month period ended September 30, 2009, as compared to the same period for 2008, increased by 16.9% and 58.3% for the MercadoLibre marketplace and MercadoPago payments platform, respectively. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic conditions, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, and high interest rates, could lead to declining year-to-year net revenues, particularly as measured in U.S. dollars.

Increased diversification of revenues
Revenues from our Payments business have been increasing at a faster rate than our revenues from our Marketplace business, and we anticipate this trend to continue long term. For the three-month periods ended September 30, 2009 and 2008, payments represented 26.7% and 21.2% of net revenues, respectively. However, this trend is sensitive to macroeconomic fluctuations, including interest rate fluctuations for consumer credit. Accordingly, this revenue diversification trend may be interrupted during economic periods where there are higher costs of lending.
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
Our gross profit margin was 79.5% for the three-month period ended September 30, 2009 as compared to 79.7% for the same period in 2008, mainly as a result of a faster growth in our Payments business as compared to our marketplace business. Our Payments business has a lower gross profit margin than our Marketplace business. In the future, gross profit margins could continue to decline if the cost of net revenues as a percentage of net revenues increases as our Payments business grows faster than our Marketplace business, if we cannot sustain the economies of scale that we have achieved, or if we decrease the interest fees charged.
Additionally in the third quarter of 2009, our gross profit margin was negatively impacted by the re-measurement of U.S. dollar denominated expenses of our Venezuelan subsidiaries discussed in detail below.
Operating income margins
We have generated and expect to continue generating economies of scale in operating expenses. For the three-month period ended September 30, 2009, our operating income margins, defined as income from operations as a percentage of net revenues, increased from 29.0% in the third quarter of 2008, to 37.5% in the third quarter of 2009 driven by the impact of these economies of scale.
For the three-month period ended September 30, 2009, our operating expense margins, defined as operating expenses as a percentage of net revenues, decreased from 50.7% during the third quarter in 2008 to 41.9% in the third quarter 2009. We anticipate, however, that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.
Growth in Net Income
We have generated growth in our net income as a consequence of the abovementioned trends. For the three-month period ended September 30, 2009 and 2008, net income was $9.9 million and $5.9 million, respectively, a growth of $4.0 million or 67.7% from the 2008 third quarter to the 2009 third quarter. However, as mentioned above, if any of these trends were to revert, our net income growth could be affected, or could even become negative on a year-to-year basis.
Description of line items
Net revenues
We recognize revenues in each of our reporting segments. The MercadoLibre Marketplace segments include Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru and Uruguay). The MercadoPago segment includes our regional payments platform consisting of our MercadoPago business.

Historically, we have generated revenues from the MercadoLibre marketplace segments from:
•	listing fees;

•	optional feature fees;

•	final value fees; and

•	online advertising fees.
During the third quarter of 2009, we modified our pricing structure by replacing our previous listing fees and optional feature fees for consolidated up-front fees which bundle these features. We now offer three types of up-front fees for three different combinations of placement and features. Up-front fees are charged at the time the listing is uploaded onto our platform and is not subject to successful sale of the items listed. Following this fee structure modification, revenues for the MercadoLibre marketplace segments are now generated by:
•	up front fees;

•	final value fees; and

•	online advertising fees.
The following table summarizes our business margin for the nine- and three-month periods ended September 30, 2009 and 2008:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Revenues breakdown by businesses
As a percentage of total net revenues:
Marketplaces	76.0%	80.7%	73.3%	78.8%
Payments	24.0%	19.3%	26.7%	21.2%
Revenues generated by our Payments business are attributable to commissions charged to buyers and sellers for the use of MercadoPago. We generate revenues from our MercadoPago Payments segment by charging users a commission and a financial charge when the user elects to pay in installments, which we recognize, in both cases, once the transaction is completed. During the three-month period ended September 30, 2009, commission and installment-related financial charges averaged 6.2% and 5.7%, respectively, of the payment amounts made by the user through MercadoPago.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month and nine-month period ended September 30, 2009 and 2008, no single customer accounted for more than 1.0% of our net revenues in our MercadoLibre Marketplace business or our MercadoPago Payments business. Our MercadoLibre marketplace is available in twelve countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency in each country’s operations is the local currency. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 6.3% of net revenues for the three-month period ended September 30, 2009.

Cost of net revenues
Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization and hosting and site operation fees.
Product and technology development expenses
Our product and technology development related expenses consist primarily of depreciation and amortization costs related to product and technology development, compensation for our engineering and web-development staff, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to our company.
Sales and marketing expenses
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
General and administrative expenses
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long term retention plan compensation, expenses for legal, accounting and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. General and administrative expenses include the costs of the following areas of our company: general management, finance, administration, accounting, legal and human resources.
Compensation Cost related to acquisitions
As part of our acquisition of Classified Media Group, Inc. (“CMG”), which closed in the second quarter of 2008, we entered into a management escrow agreement to secure the obligations of the CMG shareholders that remained as managers. We accrued those compensation expenses as operating expenses, instead of considering them part of the purchase price. (See Note 4 to our unaudited condensed consolidated financial statements included in this report).
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
Foreign Currency Translation
All of our foreign operations have determined the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year end exchange rates while income and expense accounts are translated at the average rates in effect during the period/year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency loss”.
The Venezuelan subsidiaries maintain a foreign currency denominated asset in the form of US dollar denominated cash and cash equivalents. In accordance with our stated accounting policy, this investment should first be re-measured into its functional currency “Bolivares Fuertes”. Upon re-measurement into its functional currency, the investment will then be translated into the reporting currency of the Company (US Dollar). These assets were re-measured at the September 30, 2009 parallel exchange rate of 5.42 “Bolivares Fuertes” per US dollar (at December 31, 2008 the parallel exchange rate was 5.4 “Bolivares Fuertes” per US dollar). Further, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at September 30, 2009 and December 31, 2008 was the official rate of 2.15 “Bolivares Fuertes” per US dollar. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Accordingly, the foreign currency effect on assets is included in “Other non-current assets” in the consolidated balance sheet, and is the result of applying the Company’s accounting policy for the related asset.
In May 2009, the International Practices Task Force discussed the highly inflationary status of the Venezuelan economy as regarding inflation. In the event a country’s cumulative three year inflation rate exceeds 100%, it would qualify as a “highly inflationary economy” and the accounting rules would require that the reporting currency of the parent be assumed to be the functional currency of a foreign entity. Historically, the Task Force has used the Consumer Price Index (CPI) when considering the inflationary status of the Venezuelan economy. The CPI has existed since 1984. However, the CPI covers only the cities of Caracas and Maracaibo. Commencing on January 1, 2008, the National Consumer Price Index (NCPI) was established to cover the entire country of Venezuela. Since inflation data is not available to compute a cumulative three year inflation rate for the entire country solely based on the NCPI, our accounting policy is to use a blended rate using the NCPI and CPI to calculate Venezuelan inflation rate.
The cumulative three year inflation rate as of September 30, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the periods after January 1, 2008. The resulting three-year cumulative inflation rate (“blended NCPI and CPI rate”) is 97.41% for the period ending September 30, 2009. When NCPI data is available for the three years ending December 31, 2010 and thereafter, the NCPI will be used to calculate Venezuelan inflationary status because it represents a broader-based measure of the general inflation for the entire country of Venezuela. If the cumulative three-year blended NCPI and CPI rate exceeds 100% at December 31, 2009, Venezuela would be accounted for as highly inflationary as of January 1, 2010 and therefore, the functional currency would no longer be the “Bolivar Fuerte”.

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

Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At September 30, 2009, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.
Results of operations for the three-month period ended September 30, 2009 compared to three-month period ended September 30, 2008 and the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008
The selected financial data for the three- and nine-month periods ended September 30, 2009 and 2008 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three- and nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Statement of income data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenues	$123.8	$103.6	$50.6	$40.3
Cost of net revenues	(25.6)	(21.1)	(10.4)	(8.2)

Gross profit	98.2	82.5	40.2	32.1

Operating expenses:

Product and technology development	(9.0)	(5.2)	(3.3)	(1.7)
Sales and marketing	(31.3)	(30.9)	(11.0)	(11.4)
General and administrative	(19.7)	(18.1)	(6.9)	(7.3)
Compensation Cost related to acquisitions	—	(1.9)	—	—

Total operating expenses	(60.0)	(56.1)	(21.2)	(20.4)

Income from operations	38.2	26.4	19.0	11.7

Other income (expenses):
Interest income and other financial gains	2.1	1.4	0.6	0.3
Interest expense and other financial charges	(9.7)	(3.5)	(3.9)	(1.1)
Foreign currency loss	(2.8)	(5.7)	(3.3)	(2.6)

Net income before income / asset tax expense	27.8	18.6	12.4	8.3

Income / asset tax expense	(5.9)	(7.7)	(2.5)	(2.4)

Net income	$21.9	$10.9	$9.9	$5.9

Other Data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2009	2008	2009	2008

Number of confirmed registered users at end of the period [1]	40.2	32.0	40.2	32.0
Number of confirmed new registered users during the period [2]	6.4	7.1	2.4	3.9
Gross merchandise volume [3]	1,963.8	1,555.2	791.0	590.1
Number of items sold [4]	20.9	15.3	8.0	5.6
Total payment volume [5]	246.7	200.6	114.0	81.5
Total payment transactions [6]	2.1	1.4	0.9	0.5
Capital expenditures	3.9	61.1	0.8	60.3
Depreciation and Amortization	3.0	2.5	1.0	1.0

1-	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.

2-
Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration. As of September 30, 2008 the number of confirmed new registered users includes 2.2 million coming from the DeRemate integration.

3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft and real estate.

4-	Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.

5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

6-	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Nine Months Ended		Change from 2008		Three Months Ended		Change from 2008
	September 30,		to 2009		September 30,		to 2009
	2009	2008	in Dollars	in %	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Business:
Marketplaces	$94.1	$83.5	$10.5	12.6%	$37.1	$31.7	$5.4	16.9%
Payments	29.7	20.0	9.7	48.4%	13.5	8.5	5.0	58.3%

Total Net Revenues	$123.8	$103.6	$20.3	19.6%	$50.6	$40.3	$10.3	25.7%

Measured in local currencies, net revenues grew 42.3% and 40.6% in the three- and nine-month period ended September 30, 2009, respectively, compared to the same periods a year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2008 and applying them to the corresponding months in 2009, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
Growth in MercadoLibre Marketplace revenues from the third quarter of 2008 to the third quarter of 2009 resulted principally from a 34.0% increase in the gross merchandise volume transacted through our platform from the third quarter of 2008 to the third quarter of 2009, partially offset by a decrease in our Marketplace take rate, defined as Marketplace revenues as a percentage of gross merchandise volume, from 5.4% for the three-month period ended September 30, 2008 to 4.7% for the three-month period ended September 30, 2009. The decrease in take rate was principally due to (i) higher growth in our smaller country operations that have a lower take rate, (ii) higher growth of final value fee listings as compared to up-front fee listings, which have a marginally lower take rate and (iii) the impact of currency devaluation on certain fixed components of our fee structure. The growth in MercadoPago revenues for the three-month period ended September 30, 2009 resulted principally from 39.8% increase in the total payments volume completed on our MercadoPago payments platform. In the same periods, our Payments take rate, defined as Payments revenues as a percentage of total Payment volume, increased from 10.5% in the third quarter of 2008 to 11.8% in the third quarter of 2009 (see “Description of Line items: Net Revenue” section for an explanation of how revenues are recorded for MercadoPago installments).
The following table summarizes the changes in net revenues by segment for the nine- and the three-month periods ended September 30, 2009 and 2008:

	Nine Months Ended		Change from 2008		Three Months Ended		Change from 2008
	September 30,		to 2009		September 30,		to 2009
	2009	2008	in Dollars	in %	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Segment:
Brazil Marketplace	$38.0	$40.4	$-2.5	-6.1%	$15.5	$14.9	$0.6	3.7%
Argentina Marketplace	17.1	13.2	4.0	30.0%	6.6	5.4	1.2	22.5%
Mexico Marketplace	9.9	9.6	0.2	2.5%	3.7	3.6	0.1	3.3%
Venezuela Marketplace	22.1	15.6	6.5	42.0%	8.5	6.1	2.3	38.3%
Others Marketplace	7.0	4.7	2.3	48.7%	2.9	1.7	1.1	65.5%
Payments	29.7	20.0	9.7	48.4%	13.5	8.5	5.0	58.3%

Total Net Revenues	$123.8	$103.6	$20.3	19.6%	$50.6	$40.3	$10.3	25.7%

On a segment basis, our net revenues for the three-month period ended September 30, 2009 as compared to three-month period ended September 30, 2008, increased across all segments. In local currency, our Marketplace revenues in Brazil grew 16.4% in the three-month period ended September 30, 2009 compared to the same period a year earlier.
On a segment basis, our net revenues for the nine-month period ended September 30, 2009 as compared to the same period in 2008 increased across all segments except in our Brazil marketplace segment. The decrease in our Brazil marketplace segment is related to the devaluation of the Brazilian Real. In local currency, our Marketplace revenues in Brazil grew 14.3% in the nine-month period ended September 30, 2009 compared to the same period a year earlier.
The following table summarizes the changes in net revenues of both our Marketplace and Payments business on an aggregate basis by geography for the nine- and the three-month periods ended September 30, 2009 and 2008:

	Nine Months Ended		Change from 2008		Three Months Ended		Change from 2008
	September 30,		to 2009		September 30,		to 2009
	2009	2008	in Dollars	in %	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Geography:
Brazil	$63.6	$57.3	$6.3	11.0%	$27.2	$22.2	$5.0	22.6%
Venezuela	23.0	16.4	6.6	40.5%	8.8	6.5	2.4	36.9%
Argentina	19.0	14.3	4.7	32.6%	7.5	5.9	1.6	27.7%
México	11.0	10.7	0.3	2.6%	4.1	4.0	0.1	3.7%
Other Countries	7.1	4.8	2.3	48.9%	2.9	1.8	1.2	65.9%

Total Net Revenues	$123.8	$103.6	$20.3	19.6%	$50.6	$40.3	$10.3	25.7%

Based on geography, our net revenues for the nine- and three-month period ended September 30, 2009 as compared to the same period ended September 30, 2008, increased across all geographies.
The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
2009
Net Revenues	$32.3	$40.9	$50.6	N/A
Percent change from prior quarter	-3%	27%	24%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%
2007
Net Revenues	$16.5	$19.0	$22.8	$26.9
Percent change from prior quarter	6%	15%	20%	18%

Cost of net revenues

	Nine Months Ended		Change from 2008		Three Months Ended		Change from 2008
	September 30,		to 2009		September 30,		to 2009
	2009	2008	in Dollars	in %	2009	2008	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$25.6	$21.1	$4.5	21.6%	$10.4	$8.2	$2.2	27.4%

As a percentage of net revenues	20.7%	20.3%			20.5%	20.3%
The increase in cost of net revenues was primarily attributable to a $0.5 million and $1.4 million charge in the three- and nine-month period ended September 30, 2009, respectively, related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. For the three- and nine-month periods ended September 30, 2009, these expenses were re-measured at an average parallel exchange rate of 6.5 and 6.3 “Bolivares Fuertes” per U.S. dollar, respectively and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
In addition, expenditures related to our in-house customer support operations increased by $0.3 million, or 18.0%, in the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008 and increased by $0.8 million, or 16.5%, in the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008, primarily driven by an increase in compensation costs, investments in improved service and initiatives to combat fraud, illegal items and fee evasion. Sales taxes on our net revenues increased by $0.8 million, or 35.4%, and $1.2 million, or 19.9%, for the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods for 2008. Billing and collections fees increased by $0.5 million, or 14.1% for the three-month period ended September 30, 2009 compared to the same period in 2008 and increased by 11.1% for the first nine-months of 2009 compared to the same period of 2008.
Product and technology development

	Nine Months Ended		Change from 2008		Three Months Ended		Change from 2008
	September 30,		to 2009		September 30,		to 2009
	2009	2008	in Dollars	in %	2009	2008	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$9.0	$5.2	$3.8	72.8%	$3.3	$1.7	$1.6	88.9%

As a percentage of net revenues	7.3%	5.0%			6.5%	4.3%
The growth in product and technology development expenses was primarily attributable to $0.5 million and $1.3 million for certain income tax withholdings related to our Argentine and Brazilian operations for the three- and nine-month period ended September 30, 2009, respectively, and a 64.1% and 54.3% increase in compensation costs for the three- and nine-month period ended September 30, 2009 over the same period for 2008, respectively. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base. In addition, for the three-and nine-month periods ended September 30, 2009, product and technology development expenses increased by $0.3 million and $0.7 million, respectively, over the comparable periods for 2008 due to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. For the three- and nine-month period ended September 30, 2009, these expenses were re-measured at an average parallel exchange rate of 6.5 and 6.3 “Bolivares Fuertes” per U.S. dollar, respectively and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar- denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.

Sales and marketing

	Nine Months Ended		Change from 2008		Three Months Ended		Change from 2008
	September 30,		to 2009		September 30,		to 2009
	2009	2008	in Dollars	in %	2009	2008	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$31.3	$30.9	$0.4	1.4%	$11.0	$11.4	$-0.4	-3.3%

As a percentage of net revenues	25.3%	29.8%			21.8%	28.4%
For the three-month period ended September 30, 2009, the decrease in sales and marketing expenses was primarily attributable to a $1.9 million decrease in our online advertising expenses related to strategic deals, as we have found better rates at which to drive traffic to our sites over the same period ended September 30, 2008. Online advertising represented 9.5% of our net revenues in the three-month period ended September 30, 2009, down from 14.6% for the same period in 2008. Additionally, bad debt charges decreased $0.2 million for the three- month period ended September 30, 2009 when compared to the same period in 2008. Bad debt charges for the three-month period ended September 30, 2009 represented 4.9% of net revenues versus 6.8% for the same period in 2008.
For the three-month period ended September 30, 2009, the decrease in sales and marketing expenses was partially offset by a $0.6 million charge related to the re- measurement of the US dollars denominated online advertising expenses of our Venezuelan subsidiaries. For the three-month period ended September 30, 2009, these expenses were re-measured at an average parallel exchange rate of 6.5 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar-denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S. In addition, the decrease in sales and marketing expenses from the third quarter of 2008 to the third quarter of 2009 was also offset by $0.5 million, or 28.3%, increase in compensation costs for the three-month period ended September 30, 2009 due to increases in salaries to retain talent, by $0.4 million increase in our affiliate program in the third quarter of 2009 as compared to the same period in the previous year and $0.2 million increase in other marketing expenses in the third quarter of 2009 as compared to the same period in 2008.
For the nine-month period ended September 30, 2009, the increase in sales and marketing expenses was primarily attributable to a $1.8 million charge related to the re-measurement of the US dollars denominated online advertising expenses of our Venezuelan subsidiaries discussed in detail above. In addition, sales and marketing expenses also increased from the nine-month period of 2008 to the nine-month period of 2009 by $1.5 million or 31.9%, due to increases in salaries to retain talent. The increase in sales and marketing expense was also a consequence of a $0.9 million increase in our affiliate program during the nine-month period ended September 30, 2009 as compared to the same period in the previous year.
The increase in sales and marketing expenses for the nine-month period ended September 30, 2009 was partially offset by a $3.9 million decrease in our online advertising expenses related to strategic deals, as we have found better rates at which to drive traffic to our sites over the same period ended September 30, 2008. Online advertising represented 11.5% of our net revenues in the nine-month period ended September 30, 2009, down from 15.2% for the same period in 2008. Additionally, bad debt charges decreased $0.1 million for the nine-month period ended September 30, 2009 when compared to the same period in 2008. Bad debt charges for the nine-month period ended September 30, 2009 represented 5.9% of net revenues versus 7.2% for the same period in 2008.

General and administrative

	Nine Months Ended		Change from 2008		Three Months Ended		Change from 2008
	September 30,		to 2009		September 30,		to 2009
	2009	2008	in Dollars	in %	2009	2008	in Dollars	in %
	(in millions, except percentages)

General and administrative	$19.7	$18.1	$1.6	8.8%	$6.9	$7.3	$-0.4	-5.2%

As a percentage of net revenues	15.9%	17.5%			13.6%	18.0%
For the three-month period ended September 30, 2009, the decrease in general and administrative expenses was primarily attributable to a $0.6 million decrease of outside service fees mainly because we reduced our Brazilian and U.S. legal fees and incurred lower charges related to legal proceedings. The decrease is also attributable to a $0.6 million decrease in other general and administrative expenses. The abovementioned decrease was partially offset by a $0.9 million charge, during the three-month period ended September 30, 2009 over the same periods for 2008, related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. For the three-month period ended September 30, 2009, these expenses were re-measured at an average parallel exchange rate of 6.5 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar-denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
The major component that drove the increase in general and administrative expenses in the nine months of 2009 over the comparable period in 2008, was a $2.4 million charge, related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries discussed in detail above and certain income tax withholdings related to our Argentine and Brazilian operations. In addition, general and administrative expenses grew as a consequence of an increase in compensation costs of $0.6 million or 7.5%. These added compensation costs are primarily attributable to the 2008 and 2009 long term retention plan compensation costs accrued in 2009 versus a lower impact in 2008, increases in salaries to retain talent, hiring of more senior managers in Brazil and compensation for outside directors. The increase in general and administrative expenses was partially offset by a $1.0 million decrease of outside service fees for the nine-month period ended September 30, 2009 when compared to the same period for 2008, due to decreased legal expenses and a $0.5 million decrease in other general and administrative expenses.
Compensation Cost related to acquisitions
As part of the $19.0 million acquisition of CMG, which closed in the first quarter of 2008, $2.0 million of the purchase price was placed into an escrow account for twelve months in order to secure the obligations of the shareholders that remained as managers. The compensation expense was recorded as an operating expenses, instead of considering them part of the purchase price (See note 4 to our unaudited condensed consolidated financial statements included in this report). As of September 30, 2008, the accrued compensation expenses were $1.9 million. On June 27, 2008, we released to the former shareholders $1.9 million of the total Management Escrow Agreement, in exchange for a discount. The compensation expenses related to the acquisition were fully accrued in the second quarter of 2008.
Other income (expenses)

	Nine Months Ended		Change from 2008		Three Months Ended		Change from 2008
	September 30,		to 2009		September 30,		to 2009
	2009	2008	in Dollars	in %	2009	2008	in Dollars	in %
	(in millions, except percentages)

Other income (expenses)	$-10.4	$-7.8	$-2.6	33.9%	$-6.6	$-3.4	$-3.2	93.3%

As a percentage of net revenues	-8.4%	-7.5%			-13.0%	-8.5%

For the three-month period ended September 30, 2009, the increase in other expenses was primarily a result of an increase in interest expense and other financial charges, from $1.1 million for the three-month period ended September 30, 2008 to $3.9 for the same period in 2009. The increase in interest expense results from financing incurred by selling all our credit card coupons to fund working capital needs in our Payments operations in Brazil and from $0.2 million related to the seller financing of the DeRemate acquisition. In addition, other expenses grew due to a $0.7 million increase in foreign currency losses, from $2.6 million for the quarter ended September 30, 2008 to $3.3 million for the same period in 2009. The increase in foreign currency losses for the three-month period ended September 30, 2009 were primarily due to losses in Venezuela and Brasil attributable to the impact of the local currency appreciation on the cash balances held by those subsidiaries in U.S. dollars.
Venezuela has a dual exchange rate system that includes an official exchange rate which was $2.15 “Bolivares Fuertes” per U.S. dollar and a parallel exchange rate that was $5.42 “Bolivares Fuertes” per U.S. dollar at September 30, 2009. Based on a change in the International Financial Reporting Standard (“IFRS”) accounting standards implemented by Venezuela in 2008, which establishes that the parallel exchange rate should be used to account for assets and liabilities in U.S. dollars in the statutory local Financial Statements up to the limit of the liabilities denominated in foreign currency, we started re-measuring our assets and liabilities at the parallel exchange rate in our two main subsidiaries in Venezuela, MercadoLibre Venezuela S.A. and Grupo Veneclasificados C.A. The positive result generated by the abovementioned re-measurement should allow us to access U.S. dollars at the official exchange rate, after a process that includes obtaining approval from the Venezuelan Commission of Exchange Administration (“CADIVI”), to distribute dividends. If the CADIVI approves the transaction, the Venezuelan subsidiaries could then sell U.S. dollars held in the United States at the parallel exchange rate, buy “Bolivares Fuertes”, and then distribute dividends buying the U.S. dollars at the official exchange rate. Therefore, the Venezuelan subsidiaries have re-measured the asset and liabilities in U.S. dollar balances outstanding at the September 30, 2009 parallel exchange rate. Further, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at September 30, 2009 is the official exchange rate.
According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Before the fourth quarter of 2008, this asset position, which is mainly comprised of cash and short-term investments held in US bank accounts, had been historically re-measured at the official exchange rate of 2.15 “Bolivares Fuertes” per US dollar, because (a) the subsidiaries used the US bank account balances to pay foreign suppliers, (b) there was no management intention to return those funds to Venezuela and (c) MercadoLibre Venezuela had no accumulated profits to make a dividend distribution for statutory purposes. For that reason, during the three- and nine-month periods ended September 30, 2008, our Venezuelan U.S. dollar assets were not re-measured at the parallel exchange rate, and the related negative foreign currency impact amounted to $3.2 million and $4.8 million, respectively. We could have to record foreign currency losses in the future to reverse these gains, or for other factors. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report and Risk Factors “ We may incur losses in the event we are unable to distribute dividends from our Venezuelan subsidiaries at the official exchange rate, or as a result of changes in the political, economic or regulatory environment in Venezuela “, “Our results of operations denominated in U.S. dollars maybe impacted if Venezuela becomes a highly inflationary economy” and “ Political and economic conditions in Venezuela may have an adverse impact on our operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009 and Item 1A. of Part II of this Quarterly Report. As of September 30, 2009, the foreign currency effect on assets included in other non-current assets in our balance sheet amounts to $11.2 million and foreign currency losses related to our Venezuelan subsidiaries amounts to $2.1 million and $0.1 million for the three- and nine-month periods ended September 30, 2009.
In addition, interest expenses and other financial charges were partially offset by an increase in interest income and other financial charges, from $0.3 million in the three-month period ended September 30, 2008 to $0.6 million in the same period of 2009. This increase is primarily due to higher interest income of our investments driven by a greater volume of investments.
For the nine-month period ended September 30, 2009, the increase in other expenses was primarily a result of a $6.3 million increase in interest expense and other financial charges, from $3.4 million for the nine-month period ended September 30, 2008 to $9.7 for the same period in 2009. The increase in interest expense primarily results from financing incurred by selling all our credit card coupons to fund working capital needs in our Payments operations in Brazil and $0.6 related to the seller financing of the DeRemate acquisition. The interest expense and other financial charges increase was partially offset by $2.8 million foreign currency losses for the nine-month period ended September 30, 2009 versus $5.7 million of foreign currency losses for the same period of 2008. The foreign currency losses were primarily due to losses in Brazil attributable to the impact of the currency appreciation on the cash balances held by those subsidiaries in U.S. dollars. In addition, interest income and other financial charges grew from $1.4 million in the nine-month period ended September 30, 2008 to $2.1 million in the same period of 2009.

Income and asset tax

	Nine Months Ended		Change from 2008		Three Months Ended		Change from 2008
	September 30,		to 2009		September 30,		to 2009
	2009	2008	in Dollars	in %	2009	2008	in Dollars	in %

Income and asset tax	5.9	7.7	(1.9)	-24.1%	2.5	2.4	0.1	6.2%

As a percentage of net revenues	4.7%	7.5%			5.0%	5.9%
During the three month period ended September 30, 2009 the income and asset tax represented 5.0% of net revenues versus 5.9% for the same period in 2008. This decrease was driven by the reversal of our Mexican valuation allowance for $1.2 million in the third quarter of 2009 derived from our tax planning strategies implemented during the period in order to use more efficiently our accumulated tax loss carryforward credits from acquired companies. We are still evaluating other tax planning strategies that could eventually result in reversals of tax valuation allowances in other countries.
The income and asset tax decrease during the nine-month period ended September 30, 2009 as compared to the same period in the previous year was driven by the reversal of our Mexican valuation allowance for $1.2 million in the third quarter of 2009 derived from our tax planning strategies implemented during the period, and a $0.3 million reduction of the impact of the Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)” from $0.5 million during the nine-month periods ended September 30, 2008 to $0.2 million in the same period of 2009. In addition, in the nine-month period ended September 30, 2008, part of the foreign exchange losses in Venezuela were not deductible and our blended tax rate was impacted by $1.9 million of accrued compensation expenses related to CMG acquisition (See “Compensation Cost related to acquisitions” above), as this charge reduced pre-tax income, but the related tax credit had a full valuation allowance.
Our blended tax rate is defined as income and asset tax expense as a percentage of income before income and asset tax. Our effective income tax rate is defined as the provision for income taxes as a percentage of pre tax income. The effective income tax rate excludes the effects of the deferred income tax, and of the “IETU” tax.
The following table summarizes the changes in our blended and effective tax rate for the nine- and three-month periods ended September 30, 2009 and 2008:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Blended tax rate	21.1%	41.5%	20.5%	28.9%
Effective tax rate	24.3%	38.4%	30.8%	37.1%
Liquidity and Capital Resources
Our main cash requirement historically has been working capital to fund MercadoPago financing operation in Brazil. We also require cash for capital expenditures related to our technology infrastructure, software applications and office space. In addition, we require cash to repay the promissory notes related to DeRemate Operations acquisition.

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
At September 30, 2009, our principal source of liquidity was $53.2 million of cash and cash equivalents and short-term investments and $24.3 million of long-term investments provided by cash generated from operations as well as the net proceeds of our initial public offering.
The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue managing our Payments business by transferring credit card receivables to financial institutions in return for cash, as we have done since the last quarter of 2008, we expect that our MercadoPago business will generate cash. The cost of discounting these receivables is built in the financing fees of MercadoPago.
In the event we change the way we manage our Payments business, the working capital needs related to this business could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our marketplace business. See “Recent accounting pronouncements — Accounting for Transfers of Financial Assets” included in this report.
The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
(In millions)	2009	2008
	(Unaudited)
Net Cash provided by (used in):

Operating activities	$26.6	$16.2
Investment activities	(1.1)	(12.1)
Financing activities	(12.3)	(9.7)
Effect of exchange rate changes on cash and cash equivalents	2.7	0.3

Net increase (decrease) in cash and cash equivalents	$15.9	$(5.3)

Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Nine Months Ended September 30,		Change from 2008 to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:

Operating activities	$26.6	$16.2	$10.4	64.1%

The increase in net cash provided by operating activities during the nine-month period ended September 30, 2009 was mainly attributable to a $11.0 million increase in net income, to $21.9 million for the nine-month period ended September 30, 2009 when compared to $10.9 million for the same period in 2008. Net cash provided by operating activities during the nine-month period ended September 30, 2009 also grew by $12.9 million versus the same period of 2008 as a consequence of decreases in working capital in our Payments segment, derived mostly from the sale of credit cards receivables to financial institutions and the increases of funds payable to customers due to a higher amount of transactions in 2009. Additionally, net cash provided by operating activities was impacted by a lesser increase in other liabilities and provisions for $0.9 million and the increases in non-cash charges to earnings such as the stock based compensation charge related to the LTRP for $0.8 million and interest expense for $0.3 million.
These increases in cash provided by operations were partially offset by increases in account receivables in 2009 versus 2008 for $6.3 million, in other assets for $1.7 million mainly related to the impact of foreign currency gains in Venezuela and a $7.5 million decrease in accounts payable and accrued expenses.
Net cash used in investing activities

	Nine Months Ended September 30,		Change from 2008 to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Investment activities	$(1.1)	$(12.1)	$11.0	-90.9%
Net cash used in investing activities resulted mainly from purchases of investments for $46.0 million. Additionally, we used $3.9 million of cash in the nine month period ended September 30, 2009 to make capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment. During the nine-month period ended September 30, 2009, the increase of cash used in investment activities was partially offset by proceeds from the sale and maturity of investments for $48.8 million as part of our financial strategy.
As of September 30, 2008, net cash used in investing activities resulted primarily from the payments for CMG and DeRemate acquisitions, net of cash acquired for $39.2 million. The purchase of DeRemate includes the fair value of the assets and liabilities acquired of $(0.6) million, customer lists and non-compete agreement net of tax of $1.2 million and goodwill of $39.9 million. The related DeRemate acquisition outflow on our statement of cash flow does not include $18.0 million of promissory notes issued to the seller. The purchase of 100% of the issued and outstanding shares of capital stock of CMG includes the fair value of the assets and liabilities acquired of $0.7 million, trademarks of $5.6 million and goodwill of $13.0 million. The outflow shown in our statement of cash flow amounted to $16.8 million since it was net of cash acquired (0.5) million and does not consider $2.0 million recorded as compensation expense and not as part of the purchase price (See Note 4 to our unaudited condensed consolidated financial statements and “Compensation Cost related to acquisitions” above). Additionally, purchases of investments accounted for $(59.6) million of cash used in investing activities during the nine-month period ended September 30, 2008, as part of our financial investment strategy and capital expenditures of $3.9 million. This consumption of cash was partially offset during the first nine months of 2008 by proceeds from the sale of investments for $90.6 million also part of our financial strategy.

Net cash used in financing activities

	Nine Months Ended September 30,		Change from 2008 to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Financing activities	$(12.3)	$(9.7)	$(2.6)	27.2%
For the nine-month period ended September 30, 2009, our primary use of cash for financing activities was a reduction in short term debts related to a $12.6 million payment of DeRemate acquisition seller financing. For the nine-month period ended September 30, 2008, our primary use of cash for financing activities was a reduction in our financing from loans backed by Payments credit card receivables. Since the fourth quarter of 2008, we began to sell all the credit card coupons related to “Funds Receivable from Customers” in our MercadoPago business to financial institutions and accounted for as a sale of financial assets. For that reason we no longer recognized the credit card portfolio as assets and no liability was recorded. The difference in the accounting treatment generates a decrease in net cash used in financing activities.
In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.
Debt
In connection with the DeRemate acquisition, on September 5, 2008, we issued to the Seller ten unsecured promissory notes in the aggregate principal amount of $18 million. On June 3, 2009 and August 31, 2009, the Company paid to the Sellers $3,113,203 and $9,470,222, respectively for principal and accrued interest. These outstanding promissory notes mature as follows: (i) $3,000,000 on December 5, 2009 and (ii) $3,000,000 on March 5, 2010. The promissory notes bear interest at the rate of 3.17875% plus 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. As of September 30, 2009 the balance of those promissory notes was disclosed in our balance sheet for $6.0 million as principal and $0.3 million as interest accrued. Pursuant to the terms of the notes, we have agreed that, for as long as the notes are outstanding, we will not incur indebtedness, on a consolidated basis, in excess of $55 million (including the debt incurred under the notes), except for intercompany debt or guarantees and guarantees provided by us or our affiliates under any discount of funds receivable from customers of MercadoPago.
Capital expenditures
Our capital expenditures decreased $57.2 million, to $3.9 million for the nine-month period ended September 30, 2009 as compared to $61.1 million for the same period in 2008. This decrease was a consequence of the acquisitions of CMG and DeRemate during 2008 versus no acquisition during 2009. Excluding the 2008 acquisitions, our capital expenditures in 2008 were $3.9 million. The Company maintained the same level investment on hardware and software licenses necessary to maintain and update the technology of our platform, cost of computer software developed internally, office equipment and new office space. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.
In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of September 30, 2009, the Argentine subsidiary has paid $5.7 million into the trust. For U.S. GAAP purposes the investment was recorded as a long term investment instead of as Property and Equipment. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in our balance sheet.
We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering, sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to repay the promissory notes related to the DeRemate Operations acquisition and other obligations going forward.

Off-balance sheet arrangements
At September 30, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recent accounting pronouncements
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets in order to address practice issues highlighted most recently by events related to the economic downturn. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. The new accounting guidance is effective to new transfers of financial assets occurring from January 1, 2010. The Company will evaluate how its consolidated financial statements and future transfers of financial assets will be affected specifically in relation to the transfer of credit card receivables to financial institutions.
Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at September 30, 2009 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Operating lease obligations (1)	$3.0	$1.7	$1.2	$0.1	$—
Purchase obligations (2)	7.7	7.2	0.5	—	—

Total	$10.7	$8.9	$1.7	$0.1	$—

(1)	Includes leases of office space.

(2)
On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust, which investment represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. We expect to relocate our office headquarters to this newly acquired office space upon completion of the building, which we expect to occur in the third quarter of 2010. As of September 30, 2009, the Argentine subsidiary has invested $5.7 million in the aforementioned trust and is expected to invest an additional $3.6 million in the following 10 months. Due to the impact of inflation and/or currency fluctuations, future payments could differ from our estimates. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group.

In connection with the DeRemate acquisition, the Company issued to the Sellers unsecured promissory notes. As of September 30, 2009, the outstanding principal amount of the debt was $6.0 million. These promissory notes mature as follows: (i) $3 million on December 5, 2009 and (ii) $3 million on March 5, 2010. The promissory notes were issued on September 5, 2008 and bear interest at the rate of 3.17875% plus 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty.
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
Foreign currencies
At September 30, 2009, the Seller financing related to the acquisition of DeRemate consisting of unsecured promissory notes for an aggregate principal amount of $6.0 million was denominated in U.S. dollars. We also hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency. At September 30, 2009, the total cash and cash equivalents denominated in foreign currencies totaled $15.3 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $7.5 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At September 30, 2009, our dollar-denominated cash and cash equivalents and short-term investments totaled $37.9 million and our dollar-denominated long-term investments totaled $11.9 million. For the nine-month period ended September 30, 2009, we incurred foreign currency losses in the amount of $2.8 million as the cash and investment balances of the subsidiaries held in U.S. dollars depreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended September 30, 2009 compared to three-month period ended September 30, 2008 and the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 — Other income (expenses)” for more detail).
Our Venezuelan subsidiaries re-measure their foreign currency cash and cash equivalents and investments at the parallel exchange rate of 5.42 “Bolivares Fuertes” per US dollar. Since there is an observable market rate of exchange for securities traded in the parallel market, based on facts and circumstances, this market rate has been used for the re-measurement of foreign currency denominated transactions that could be settled through the parallel market mechanism. In the absence of unusual circumstances, the rate applicable to conversion of a currency for purposes of dividend remittances shall be used to translate foreign currency statements. Furthermore, based on the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. The official exchange rate of 2.15 “Bolivares Fuertes” per US dollar is used for dividend remittance. The foreign currency effect generated by applying different exchange rates on the above mentioned assets has been accounted for in non-current other assets for a total amount of $11.2 million.

In May 2009, the International Practices Task Force discussed the highly inflationary status of the Venezuelan economy as regarding inflation. In the event a country’s cumulative three year inflation rate exceeds 100%, it would qualify as a “highly inflationary economy” and the accounting rules would require that the reporting currency of the parent be assumed to be the functional currency of a foreign entity. Historically, the Task Force has used the Consumer Price Index (CPI) when considering the inflationary status of the Venezuelan economy. The CPI has existed since 1984. However, the CPI covers only the cities of Caracas and Maracaibo. Commencing on January 1, 2008, the National Consumer Price Index (NCPI) was established to cover the entire country of Venezuela. Since inflation data is not available to compute a cumulative three year inflation rate for the entire country solely based on the NCPI, our accounting policy is to use a blended rate using the NCPI and CPI to calculate Venezuelan inflation rate.
The cumulative three year inflation rate as of September 30, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the periods after January 1, 2008. The resulting three-year cumulative inflation rate (“blended NCPI and CPI rate”) is 97.41% for the period ending September 30, 2009. When NCPI data is available for the three years ending December 31, 2010 and thereafter, the NCPI will be used to calculate Venezuelan inflationary status because it represents a broader-based measure of the general inflation for the entire country of Venezuela. If the cumulative three-year blended NCPI and CPI rate exceeds 100% at December 31, 2009, Venezuela would be accounted for as highly inflationary as of January 1, 2010 and therefore, the functional currency would no longer be the “Bolivar Fuerte”.
In addition, if the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in US Dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies, while the re-measurement of our net asset position in US Dollars will have a positive impact in our Statement of Income. During the nine-month period ended September 30, 2009, 51.4% of our revenues were denominated in Brazilian reais, 18.6% in Venezuelan “Bolivares Fuertes”, 15.4% in Argentine pesos, 8.9% in Mexican pesos and 5.7% in the currency of other countries.
The following table summarizes the distribution of net revenues based on geography:

	Nine months ended September 30,
(In millions)	2009	2008
Brazil	63.6	57.3
Venezuela	23.0	16.4
Argentina	19.0	14.3
Mexico	11.0	10.7
Other countries	7.1	4.8

Total Net Revenues	123.8	103.6

The table below shows the impact on the Company’s Net Revenues, Expenses, Other income and Income tax, Net Income and Shareholders’ Equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of September 30, 2009 and for the nine-month period ended September 30, 2009:

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	137.5	123.8	112.6
Expenses	(95.1)	(85.6)	(78.0)

Income from operations	42.4	38.2	34.6

Other income (expenses) and income tax related to P&L items	(15.0)	(13.5)	(12.2)
Foreign Currency impact related to the remeasument of our Net Asset position	(8.4)	(2.8)	1.8

Net income	19.0	21.9	24.2

Total Shareholders’ Equity	117.4	118.4	119.2

(1)	Apreciation of the subsidiaries local currency against U.S. Dollar

(2)	Depreciation of the subsidiaries local currency agains U.S. Dollar
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
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At September 30, 2009, MercadoPago funds receivable from customers totaled approximately $3.1 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. In addition, the Seller financing related to the acquisition of DeRemate consisting of unsecured promissory notes for an aggregate principal amount of $6.0 million mature as follows: (i) $3 million on December 5, 2009 and (ii) $3 million on March 5, 2010. The promissory notes were issued on September 5, 2008 and bear interest at 3.17875% plus 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. Fixed rate liabilities may have their fair market value adversely impacted due to a decrease in interest rates.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of the main part of our investments and because all our long-term investments do not exceed a two year period, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of September 30, 2009 or interest expenses derived from discounting our MercadoPago receivables or our promissory notes issued in connection with the DeRemate acquisition.
Our short-term investments, which are classified on our balance sheet as current assets in the amount of $19.9 million, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. Time deposits are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.

Equity Price Risk
Our Board of Directors approved the 2009 employee retention program (“the 2009 LTRP”) that will be payable as described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Recent Developments.”.
The 2009 Variable Payment LTRP liability subjects us to equity price risk. At September 30, 2009, the total contractual obligation fair value of our 2009 Variable Payment LTRP liability amounts to $3,114,516. As of September 30, 2009, the accrued liability related to the 2009 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $697,987. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009 variable payment if our stock price were to increases or decreases by up to 40%.

	As of September 30, 2009
	MercadoLibre, Inc	2009 variable
(In US dollars)	Equity Price	LTRP liability
Change in equity price in percentage
40%	44.76	4,360,323
30%	41.56	4,048,871
20%	38.36	3,737,419
10%	35.17	3,425,968
Static (*)	31.97	3,114,516
-10%	28.77	2,803,064
-20%	25.58	2,491,613
-30%	22.38	2,180,161
-40%	19.18	1,868,710

(*)	Average closing stock price for the last 60 trading days of the closing date
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three- and nine-month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1   — Legal Proceedings
From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources and require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009 and “Part II, Item 1—Legal Proceedings” of our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2009 and June 30, 2009 as filed with the Securities and Exchange Commission on May 11, 2009 and August 7, 2009, respectively, for additional discussion of the litigation and regulatory risks facing our company.
As of September 30, 2009, our total reserves for legal proceeding-related contingencies were approximately $1.1 million for 316 legal actions against us in which we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.
As of September 30, 2009, there were 321 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of September 30, 2009, there were more than 2,014 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where no lawyer is required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
We do not believe that any single pending lawsuit or administrative proceeding, if adversely decided, would have a material adverse effect on our financial condition results of operations and cash flows. Set forth below is a description of the legal proceedings that we have determined to be material to our business that were either initiated or the subject of a material development during the third quarter of 2009. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for these proceedings.
Litigation
On August 23, 2007, Serasa S.A., or Serasa, sued our Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that our Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering our Brazilian subsidiary (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) to prohibit any content similar to the aforementioned on its website; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of non-compliance was imposed. On December 17, 2007, our Brazilian subsidiary presented the information requested. On January 7, 2008, we filed an interlocutory appeal at the State Court of São Paulo requesting reversal of item (b) of the injunction and presented our defense on January 7, 2008. Serasa filed its counter-arguments to our appeal on January 30, 2008. On March 26, 2008, we were summoned with a petition presented by Serasa alleging non-compliance with the injunction. We presented our response on March 31, 2008, arguing that we are in full compliance with the injunction which was accepted by the judge. Serasa replied our defense on June 6, 2008. On June 17, 2008, Serasa appealed the decision by which the Judge stated that the Brazilian subsidiary complied with the injunction. On August 26, 2008 the State Court of São Paulo granted the interlocutory appeal filed by our Brazilian subsidiary, in order to allow on the Brazilian website any content related to Serasa as established in the item (b) of the injunction abovementioned. On March 13, 2009 a conciliation hearing was held, but no conciliation was reached. On June 5, 2009 the judge declared that the Brazilian Subsidiary shall not be held liable for the content posted by its users. Nonetheless, the Brazilian Subsidiary was ordered to remove certain content related to the plaintiff. Serasa filed a motion for clarification of that decision, which was rejected by the Judge. On July 28, 2009, Serasa presented an appeal to the higher court. On August, 31, 2009 the Brazilian Subsidiary presented the response to the appeal. The ruling is still pending.

On February 29, 2008, Mr. Eduardo Paoletti presented a claim against our Brazilian subsidiary and Banco do Brasil S.A. and Banco Nossa Caixa S.A., in the Forty Second Civil Court of the Central Court of the City of São Paulo. Plaintiff alleges that his personal information was used by third parties to (i) register in our Brazilian website and (ii) open bank accounts in the aforementioned banks in order to commit fraud against users of our Brazilian website. Plaintiff alleges that our Brazilian subsidiary should be held joint and severally responsible with the other defendants for damages. Mr. Paoletti seeks compensatory and statutory damages estimated for approximately $1.8 million. We were summoned on June 19, 2008 and presented our defense on July 28, 2008. On September 12, 2008, Mr. Paoletti presented a rebuttal to the defense and on November 28, 2008, the Brazilian subsidiary presented an argument against Mr. Paoletti’s rebuttal. A conciliation and settlement hearing was set for May 14, 2009. On May 27, 2009 the judge ruled in favor of Mr. Paoletti imposing on all the plaintiffs a joint obligation to pay approximately $8,000 in material damages and approximately $3,000 in moral damages to Mr. Paoletti. On June 26, Mr. Paoletti and one of the banks presented a recourse against the decision to a higher court. On September, 2, 2009, the Brazilian Subsidiary presented a response to the recourse presented by Mr. Paoletti. The ruling is still pending.
On February 22, 2008, Nike International Ltd. or Nike requested a preliminary injunction against our Argentine subsidiary DeRemate.com de Argentina S.A. in the Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike requested the injunction alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted on February 25, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. We appealed the decision on March 4, 2008. On November 13, 2008 the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow in the website of this subsidiary any listing related to Nike branded products subject to our requesting certain personal information from users willing to list those items. On March 25, 2008 Nike sued our Argentine subsidiary DeRemate.com de Argentina S.A. in the same venue, for the same reasons argued in the request preliminary injunction. On December 3, 2008 we presented a preliminary objection requesting that Nike deposit as a security bond for costs. The court established that a bond for costs of approximately $5,400 should be deposited by Nike. Both parties appealed this amount which was confirmed by the same Federal Court of Appeals. We presented our defense on September 11, 2009.
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
State of São Paulo Fraud Claim
On June 12, 2007 a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. We were summoned on December 12, 2007 and presented our defense on January 4, 2008. On June 26, 2009, the Judge of the first instance court ruled in favor of the State of São Paulo prosecutor, declaring that our Brazilian subsidiary shall be held joint and severally liable for frauds committed by sellers and damages suffered by buyers when using the website, and ordering us to remove from the Terms of Service of the Brazilian website any provision limiting our responsibility with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court. On September 29, 2009 we presented an appeal and requested a suspension of the decision issued by the lower court until the appeal is decided by State Court of Appeals. The decision is still pending.

State of Bahia Fraud Claim
On December 12, 2007, a state prosecutor of the State of Bahia, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleged that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website and should exclude from its Terms of Service or “TOS” any provision limiting its responsibility. The state prosecutor of the State of Bahia also sought compensatory damages estimated for approximately $100,000. On July, 8, 2009, an injunction was granted by the judge, ordering the immediate removal from the Terms of Service of the Company of any provision limiting its responsibility with a penalty of approximately $10,000 per day of non-compliance. The judge also scheduled a hearing for August 12, 2009. On July 21, 2009 we presented a request for the withdrawal of the effects of the preliminary injunction. On July 28, 2009 the judge suspended the preliminary injunction until the hearing. We presented our defense on August 5, 2009. On August 12, 2009 we settled the case and agreed to (i) remove from the Term of Services of the website any clause that limits (a) the responsibility for the services provided by the Brazilian subsidiary of the Company, not for third parties acts and (b) the right of consumers to choose the jurisdiction to file claims against the Brazilian subsidiary, (ii) not to disclose or modify users’ information without users’ instruction or order issued by a competent authority, and (iii) to pay a fine of approximately $500 per day of non-compliance. The settlement was approved by the court on August 17, 2009.
City of São Paulo Tax Claim
On September 13, 2007, we paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to our Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. We had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million according to the exchange rate at that moment. In January 2005, we had moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction; therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. We believe the risk of loss for this period is remote, and as a result, have not reserved provisions for this claim. On August 31, 2007, we presented administrative defenses against the authorities’ claim. On September 12, 2009 the tax authorities ruled against our Brazilian subsidiary. On October 13, 2009, we presented an appeal to the Conselho Municipal de Tributos or Sao Paulo Municipal Council of Taxes. The appeal is still pending.
Item 1A — Risk Factors
In addition to the risk factors disclosed in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, set forth in this section are additional risk factors we believe are applicable to our business. The following risk factors update and supersede risk factors in our Annual Report to the extent of any inconsistency.
Our results of operations denominated in U.S. dollars may be impacted if Venezuela becomes a highly inflationary economy.
It is possible that Venezuela will be designated as a highly inflationary economy for accounting purposes by the end of 2009 if the three-year cumulative blended inflation rate exceeds 100%. As of September 30, 2009, the three-year cumulative blended inflation rate was 97.41%. In the event Venezuela is designated as a highly inflationary economy as of December 31, 2009, we will be required to account for the operations of our Venezuelan subsidiaries using the functional currency of MercadoLibre, Inc., which is the U.S. dollar, rather than the “Bolivar Fuerte” as the functional currency. In such event, we may experience potentially material foreign exchange losses related to certain non-current assets included in our balance sheet and a decrease in terms of U.S dollars of our revenues and expenses, which would have an adverse impact on our reported results of operations in U.S. dollars.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We did not repurchase any shares of common stock during the third quarter of 2009. On November 14, 2008, we announced that our board of directors approved a share repurchase plan authorizing us to repurchase, from available capital, up to $20 million of our outstanding common stock from time to time through November 13, 2009. The timing and amount of any share repurchase under the share repurchase plan will be determined by our management based on market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other privately negotiated transactions and through plans designed to comply with Rules 10b-18 or 10b5-1(c) under the Exchange Act. The share repurchase plan does not require us to acquire any specific number of shares and may be temporarily or permanently suspended or discontinued by us at any time. A committee of the board of directors will reevaluate the operation of the plan each fiscal quarter.
As of September 30, 2009, the approximate total dollar value of shares that may yet be purchased amounts to $17.4 million. This amount represents the difference between the total amount of repurchases authorized and the total amount spent on repurchases to date. To enhance our share repurchase plan, during the nine-month period ended September 30, 2009, we sold equity put options. These put options entitled the holders to sell shares of our common stock to us on certain dates at specified prices. None of the put options sold have been exercised. As of September 30, 2009, there were no options to purchase shares of our common stock outstanding.

Item 6	— Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC. Registrant
Date: November 6, 2009	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Hernán Kazah
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