Form 10-K
period 2009-12-31
MERCADOLIBRE INC
filed 2010-02-26
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33647

MercadoLibre, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	98-0212790 (I.R.S. Employer Identification Number)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2009, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2009) was approximately $649,047,974. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2009 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of the latest practicable date, there were 44,122,326 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s Definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2010, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:
•	continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government regulation;

•	litigation and legal liability;

•	systems interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends; security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations; and

•	political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy.
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

PART I
ITEM 1. BUSINESS
MercadoLibre, Inc. (together with its subsidiaries “us,” “we,” our or the “company”) is the largest online commerce platform in Latin America, called MercadoLibre and located at www.mercadolibre.com . We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views during 2009. Additionally, we also operate online commerce platforms in Costa Rica, the Dominican Republic and Panama. With a population of over 550 million people and a region with one of the world’s fastest-growing Internet penetration rates, we provide buyers and sellers a robust online commerce environment that fosters the development of a large and growing e-commerce community. We offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.
We currently offer our users two principal services:
•
The MercadoLibre marketplace: The MercadoLibre marketplace is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Users and advertisers are also able to place, display and/or text advertisements on our web pages in order to promote their brands and offerings. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services. As a further enhancement to the MercadoLibre marketplace, in 2009 we launched our MercadoClics program to allow businesses to promote their products and services on the web. MercadoClics offers advertisers a cost efficient and automated platform with which to acquire traffic from us. Advertisers purchase, on a cost per clicks basis, advertising space that appear alongside product search results for specific categories. These advertising placements are clearly differentiated from product search results and direct traffic both on or off-platform to the advertisers destination of choice.

•
The MercadoPago online payments solution: To complement the MercadoLibre marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online.

During 2009, visitors to our web site were able to browse an average of over 4.4 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2009, we had over 42.6 million confirmed registered MercadoLibre users up from 33.7 million at December 31, 2008. During 2009 we had 3.0 million unique sellers, 9.1 million unique buyers and 29.5 million successful items sold.
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
We commenced operations in Argentina in August of 1999, and began operations in other countries subsequently. The following table shows the timeline of different launches and events in each country:

	MercadoLibre		MercadoPago
Country	Launch date	Office opening	Launch date
Argentina	August 1999	July 1999	November 2003

Brazil	October 1999	September 1999	January 2004

Mexico	November 1999	October 1999	January 2004

Uruguay	December 1999	September 2004	N/A

	MercadoLibre		MercadoPago
Country	Launch date	Office opening	Launch date
Colombia	February 2000	January 2000	December 2007

Venezuela	March 2000	March 2000	April 2005

Chile	March 2000	April 2000 (*)	September 2007

Ecuador	December 2000	N/A	N/A

Peru	December 2004	N/A	N/A

Costa Rica	November 2006	N/A	N/A

Dominican Republic	December 2006	N/A	N/A

Panama	December 2006	N/A	N/A

(*)	During 2009 the office was closed
Our business is organized using the same technological platform in each country where we operate. However, each country has its own specific local website which has no interaction with other country sites. For example, searchs done on our Brazilian site show only results of listings uploaded on that particular site and do not show listings from other countries.
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
In November of 2002, we acquired certain key strategic assets of Lokau.com, a competing Brazilian online commerce platform and we incorporated all registered users of Lokau.com into our platform.
In November of 2005, we acquired certain operations of a regional competitor in online commerce, DeRemate.com Inc., including all of its operations and the majority of the shares of capital stock of its subsidiaries in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela for an aggregate purchase price of $12.1 million, net of cash and cash equivalents acquired. We did not acquire DeRemate’s Argentine and Chilean subsidiaries, which continued to operate under the control of certain previous stockholders of DeRemate. This acquisition increased our user base by approximately 1.3 million confirmed registered users and solidified our market leadership position in Brazil, Mexico, Venezuela, Colombia, Peru, and Uruguay.
In August 2007, we completed our initial public offering pursuant to which 3,000,000 shares of common stock were sold by us and 15,488,762 shares were sold by certain selling stockholders, resulting in net proceeds to us of approximately $49.6 million.
In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of CMG, Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. On the acquisition date, we paid $19 million subject to certain escrows and working capital adjustment clauses. On June 27, 2008, the Company released to the former CMG shareholders $1.9 million in full satisfaction of the management escrow. On January 22, 2009, we released the escrow balance of $1.1 million to the Sellers.

In September 2008, we acquired the remaining operations of DeRemate.com in Chile, Argentina, Mexico and Colombia for an aggregate purchase price of $37.6 million and we also purchased certain URLs, domains, trademarks, databases and intellectual property rights for $2.4 million, subject to certain set off rights and working capital adjustment clauses. On February 12, 2009, the purchase price allocation period ended and the Company and the Sellers agreed to a working capital adjustment of $480,912 to be paid by the Sellers to the Company.
Our strategy
We seek to serve people in Latin America by offering an online marketplace and an electronic payment service that can improve the quality of life of those who use it, while creating significant value for our stockholders. We serve our buyers by giving them access to a broader and more affordable variety of products and services than those available on other online and offline venues. We serve our sellers by allowing them to reach a larger and more geographically diverse user base at a lower overall cost and investment than offline venues. At the same time, we provide payment settlement services to facilitate such transactions. More broadly, we strive to turn inefficient markets into more efficient ones and in that process generate value for our stockholders. To achieve these objectives, we pursue the following strategies:
•
Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential client base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by entering into new countries and category segments, by launching new transactional business endeavours, such as our MercadoClics program and other advertising sales on our websites and, when possible and advantageous, through potential strategic acquisitions of key businesses and assets.

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

•
Expand into additional transactional service offerings. Our strategic focus is to enable on-line transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch on-line transactional offerings in new product and service categories where we consider business opportunities exist. These new transactional offerings include, but are not limited to,efforts involving: (a) the offer of additional product categories in our marketplace business, (b) the expansion of our presence in vehicle, real estate and services classifieds, (c) the expansion of our off platform payments services, (d) the increase of our on-line advertisement services and (e) the offer of on-line software as service e-commerce solutions. We believe that a significant portion of our future growth will be derived from these new or expanded product and service launches.

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

•
Increase operational efficiency. We believe our business model provides us with an opportunity to generate healthy profit margins. We plan to maximize this potential by achieving economics of scale, maintaining controls on overhead costs and reducing variable costs whenever possible.

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
The MercadoPago online payments solution
Our online payments service is called MercadoPago and enables any individual or business registered with MercadoPago to securely and easily send and receive payments online for MercadoLibre marketplace items. MercadoPago is currently available to MercadoLibre users in each of Brazil, Mexico, Venezuela, Argentina, Chile and Colombia. Also, MercadoPago is available to non-MercadoLibre users who choose to register only with MercadoPago in Argentina, Chile and Colombia. MercadoPago was launched as an escrow product in Argentina in November of 2003 and then was gradually introduced in Brazil, Mexico and Venezuela. In September and December 2007, we introduced our new direct payments product in Chile and Colombia, respectively. In February 2008, in Argentina we migrated from our original escrow product to our new direct payments product. In December 2009, as part of a Beta test, we started processing off-MercadoLibre transactions within selected sites in Brazil using our new direct payments product, while maintaining the escrow product for on-MercadoLibre transactions.
At December 31, 2009, MercadoPago was available in local currency in each of Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.
During the year ended December 31, 2009, our users paid approximately $382.5 million for items by using MercadoPago, which represented 13.9% of our gross merchandise volume for that year. During 2008, our users paid approximately $255.9 million for items by using MercadoPago, which represented 12.3% of our gross merchandise volume for that year.
Escrow product
In Brazil (for transactions completed on the MercadoLibre platform), Mexico and Venezuela we offer our escrow product. The escrow product works exclusively within the MercadoLibre platform. After buying an item that accepts MercadoPago, a buyer may pay us using a wide array of payment methods. Then, we inform the seller that we have received the payment so that he or she ships the item. Once the buyer receives the item, he/she lets us know so we release the payment to the buyer. We also release the payment to the seller 14 days after the transaction if we have not been asked by the buyer to hold the payment.
We charge buyers who use the escrow product a commission. This commission varies by country from 2% to 10% for payments made in a single payment, and from 13% to 35% for payments made in installments (depending on the country and the number of installments).
Direct payments product
During 2007 and the first quarter of 2008, we introduced a new version of MercadoPago, a direct payments product, in Chile (September 2007), Colombia (December 2007), and Argentina (February 2008). This version of MercadoPago, eliminates the escrow component and simplifies the payment of transactions in the MercadoLibre marketplace. In December 2009, as part of a Beta test, we started processing transactions off the MercadoLibre platform within selected sites in Brazil using the direct payments product. Direct payments allow online sellers to use MercadoPago to facilitate checkout and payment processes on their web site and also enables users to simply transfer money to each other. The direct payments product allows users who are not registered with the MercadoLibre marketplace to send and receive payments to each other as long as they register on MercadoPago. Furthermore, direct payments offers online sellers who accept MercadoPago as a means of payment on their web sites the ability to provide to their customers a MercadoPago shopping cart that streamlines the shopping and payment processes. We believe that the ease of use, safety and efficiency that the MercadoPago shopping cart offers will allow us to generate additional business from Web merchants that sell items outside the MercadoLibre marketplace. We believe that there is a significant business opportunity to increase use of MercadoPago as a payment mechanism within and outside of the MercadoLibre marketplace.

Direct payments offers two different types of accounts for sellers:
•	A personal account that is available to all users and withholds payments for 12-14 days to ensure the security of the transaction; and

•
a professional account available to users who have a good track record or who complete a credit scoring process. Sellers with professional accounts may withdraw their payments two days after receiving them. In the countries where direct payments are available, we expect our high volume sellers will progressively migrate to a professional account improving the speed of the transaction versus the escrow method.

Direct payments also have a different pricing structure than the one we have for our escrow product. In Chile and Colombia, the price for purchases made in single installment is charged to the seller as opposed to the buyer, as in the case of our escrow product. The commission charged varies by country, ranging from 7% to 9%. In Argentina, we do not currently charge sellers for using MercadoPago within MercadoLibre; however in those cases we allocate 6.25% (VAT included) of Revenues in the MercadoPago business from the MercadoLibre business. We do charge a 6.99% commission (VAT included) to sellers in Argentina for using MercadoPago for transactions outside of the MercadoLibre platform.
For purchases made in installments, beyond the seller fee (in Argentina and Brazil for off-MercadoLibre platform transactions), the buyer is charged between approximately 10% and 36% of the purchase price as a financing fee (depending on the country and number of installments).
MercadoPago strategy
We seek to increase adoption and penetration of MercadoPago among MercadoLibre marketplace users. In the countries where MercadoPago was available, as of December 31, 2009 approximately 64% of the MercadoLibre marketplace’s listings accepted MercadoPago for payments and 13.9% of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. In order to strengthen MercadoPago’s penetration into the online payments activity of the MercadoLibre marketplace, we plan to continue our marketing efforts on our web site, further integrate MercadoPago payment options into MercadoLibre marketplace listings and develop new product features to enhance and streamline our users’ experience.
We also seek to foster adoption of our direct payments version of MercadoPago outside the MercadoLibre platform. Direct payments allow online sellers to use MercadoPago to facilitate checkout and payment processes on their web site and also enables users to simply transfer money to each other.
Marketing
Our marketing strategy is to grow our platform by promoting the MercadoLibre brand, attracting new users, and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading portals and networks across the region, our affiliates program, cable television, paid and natural positioning in leading search engines, email marketing, onsite marketing and presence in off-line events. Our investment in online and offline marketing activities was $17.1 million during 2007, $22.5 million during 2008 and $22.0 million during 2009.
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

•
Actively managing our “MercadoSocios” program, an affiliates program that financially rewards site owners for directing to our platform buyers, sellers and new users who ultimately register with, and conduct transactions on MercadoLibre. The MercadoSocios program is available in all countries where we operate, except Ecuador, Uruguay, Costa Rica, Dominican Republic, Perú and Panama. With our MercadoSocios program any site or online tool owner can place a link to our web site with a pre-approved creative design that we provide or XML data feeds. If an Internet user clicks on the link, arrives at our web site, registers as a user and completes transactions on our platform, we compensate the site or tool owner. For each new registered user that completes a transaction on our platform, we pay the site or tool owner that directed the user to us a fee per active registered user and a percentage of the commissions that that selling user pays us for transactions carried out in the first 30 days after that user registered.

•
Investing in preferential placing on the most popular search engines in each country where we operate, such as Google and Yahoo Search. We purchase advertising space next to the results of certain keyword searches related to our activities.

•	Structuring our web site so that it appears among the top natural results for certain keyword searches.
Since 2005, we have been running an annual cable television commercial campaign on a regional basis to increase brand awareness and recognition. We believe that cable television subscribers in Latin America offer an attractive demographic group based on both socio-economic profiling and the high penetration of Internet usage among cable television subscribers. During 2009, our cable media campaign ran from May to December.
In addition to online and television advertising, we seek to reinforce our brand and increase transaction levels within the existing MercadoLibre user base through activities such as permission-based e-mail marketing and special promotions on our web site. We utilize information regarding our users’ past bids, sales and purchases in order to better target the messages that we communicate through these activities. Additionally, we use street billboards, radio and magazine ads to promote our automobile classifieds business.
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
Product development
At December 31, 2009, we had 245 employees on our information technology and product development staff, including those who work in our MercadoPago operations, an increase from 195 employees at December 31, 2008. We incurred product development expenses (including salaries) in the amount of $4.4 million for 2007, $7.3 million for 2008 and $12.1 million for 2009. We also incurred information technology capital expenditures, including software licenses, of $2.3 million for 2007, $2.6 million for 2008 and $4.4 million for 2009.
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
Additionally, we experience the effects of seasonality within each week because we have significantly more site activity on working days than on weekends or holidays.
Competition
The market for trading over the Internet is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. While we are currently the market leaders in a number of the markets in which we operate, we currently or potentially compete with a limited number of small marketplace operators, such as Mas Oportunidades. We also compete with businesses that offer business-to-consumer online e-commerce services such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of bricks and mortar retailer’s who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified market although no regional competitor exists, local players such as Webmotors, VivaStreet, Zap have important positions in certain markets.
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
We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Radware, Check Point Software Technologies Ltd, Cisco Systems Inc, F5 Networks, and Netapp, the suppliers of key database technology, the operating system and specific hardware components for our services.
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
Employees
The following table shows the number of our employees at December 31, 2009.

Number of
Country	employees

Argentina	829
Brazil	410
Colombia	45
Chile	3
Mexico	33
Uruguay	4
Venezuela	142

Total	1,466
We manage operations in the remaining countries remotely from our headquarters in Argentina.
Our employees in Brazil are represented by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”) and some of our employees in Argentina are represented by the Argentine Federation of Commercial and Service Employees (“Federación Argentina de Empleados de Comercio y Servicios”(“FAECYS”)). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, retain, develop and compensate our employees.

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
In 2007, we were distinguished as one of the three best Companies to work for in Argentina and in 2008 as one of the best companies to work for in Latin America, both by Great Place to Work Institute.
Government regulation
We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, information requirements for Internet providers, obligations to provide information to certain authorities about transactions occurring on our platforms or about our users, and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including imposition to provide certain information about transactions occurred in our platforms, or about our users), libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. The majority of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including imposition of value added or sales taxes collection obligations, obligation to provide certain information about transactions occurred in our platforms, or about our users), advertising, intellectual property rights, consumer protection and information security.
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
On May 15, 2007, the Argentine Ministry of Economy approved MercadoLibre S.A., our wholly owned Argentine subsidiary as a beneficiary of the Argentine Regime to promote the software industry. Benefits of receiving this status include a 70% discount on mandatory Argentine labor taxes, a 60% reduction of Argentine income tax and a fixed federal tax rate in Argentina at the rate effective in April of 2007 until September of 2014.
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
In addition, the Internet may not be commercially viable in Latin America in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. The infrastructure for the Internet may not be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements. In addition, the Internet could lose its viability due to delays in telecommunications technological developments, or due to increased government regulation. If telecommunications services change or are not sufficiently available to support the Internet, response times would be slower, which would adversely affect use of the Internet and our service in particular.
Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner, and on the continued market acceptance of our products and services.
We plan to continue to expand our operations by developing and promoting new and complementary services. We may not be able to expand our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by consumers could damage our reputation and diminish the value of our brand name. To expand our operations we will also need to spend significant amounts on development, operations and other resources, and we may place a strain on our management, financial and operational resources. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.
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
Unlike the United States, most of the countries where we operate do not have specific laws governing the liability of Internet service providers, such as ourselves, for fraud, intellectual property infringement, other illegal activities committed by individual users or third-party infringing content hosted on a provider’s servers. This legal uncertainty allows for different judges or courts to decide very similar claims in different ways and establish contradictory jurisprudence. For example, in June 2009, a judge of a first instance court in the State of São Paulo ruled that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. We are appealing this ruling and, in December 2009, the effect of the ruling was suspended until the appeal is decided by State Court of Appeals. A similar claim is pending in Uberlândia, State of Minas Gerais, Brazil. If the ruling is upheld, it could require us to restructure our business model in ways that would harm our business and or cause us to incur substantial costs
In addition, certain judges may decide that Internet service providers are liable to an intellectual property owner for a user’s sale of counterfeit items using our platform, while others may decide that the responsibility lies solely with the offending user. This legal uncertainty allows for rulings against us and could set adverse precedents, which individually or in the aggregate could have a material adverse effect on our business, results of operations and financial condition. In addition, legal uncertainty may negatively affect our clients’ perception and use of our services.
We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, information requirements for Internet providers, obligations to provide certain information to certain authorities about transactions which occurred in our platforms or about our users and those regulations applicable to businesses in general and consumer protection. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including imposition to provide certain information about transactions occurred in our platforms or about our users), libel and defamation, obscenity, and personal privacy apply to online businesses. The majority of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including imposition of value added or sales taxes collection obligations, obligation to provide certain information about transactions occurred in our platforms or about our users), advertising, intellectual property rights, consumer protection and information security. If these laws are enacted they may have negative effects on our business, results of operation and financial condition.
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
We are subject to laws relating to the use, storage and transfer of personally identifiable information about our users, especially financial information. Several jurisdictions have regulations in this area, and other jurisdictions are considering imposing additional restrictions or regulations. If we violate these laws, which in many cases apply not only to third-party transactions but also to transfers of information among ourselves, our subsidiaries, and other parties with which we have commercial relations, we could be subject to significant penalties and negative publicity, which would adversely affect us.

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
Laws specifying the scope of liability of providers of online services for activities of their users through their service are currently unsettled in most of the Latin American countries where we operate. We have implemented what we believe to be clear policies that are incorporated in our terms of use that prohibit the sale of certain items on our platform and have implemented programs to monitor and exclude unlawful goods and services. Despite these efforts, we may be unable to prevent our users from exchanging unlawful goods or services or exchanging goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for the unlawful activities of these users.
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
We believe that government and consumer protection agencies have received a substantial number of complaints about both the MercadoLibre marketplace and MercadoPago. We believe that these complaints are small as a percentage of our total transactions, but they could become large in aggregate numbers over time. From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded and our company has grown larger. We are likely to receive new inquiries from regulatory agencies in the future, which may lead to action against us. We have responded to all inquiries from regulatory agencies and described our services, operating procedures and requested information. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business, or if during these inquiries any of our processes are found to violate laws on consumer protection, or to constitute unfair business practices, we could be subject to civil damages, enforcement actions, fines or penalties. Such actions or fines could require us to restructure our business processes in ways that would harm our business and cause us to incur substantial costs.
In addition, our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection program to buyers who meet certain conditions. Although the number of claims that we have paid through this program is not currently significant, payments made during 2009 totaled $0.4 million, we may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them. As discussed above, we are currently appelaing a determination by a Brazilian court that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. We are in the process of introducing a new version of the Buyer’s Protection Program, which will have broader and higher coverage. This new version may impact the number and amount of reimbursements we are required to make.
Any litigation related to unpaid or undelivered purchases or defective items could be expensive for us, divert management’s attention and could result in increased costs of doing business. In addition, any negative publicity generated as a result of the fraudulent or deceptive conduct of our users could damage our reputation and diminish the value of our brand name.

We could face legal and financial liability for the sale of items that infringe on the intellectual property and distribution rights of others and for information disseminated on the MercadoLibre marketplace.
Even though we monitor listings on our web sites, we are not able to detect every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed and/or sold through the MercadoLibre marketplace and/or using MercadoPago infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work in coordination and cooperation with the intellectual property rights owners to seek to eliminate allegedly infringing items listed in the MercadoLibre marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we may suspend the account of any user who infringes third-party intellectual property rights. Despite all these measures some rights owners have expressed that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights could result in in threats of litigation and actual litigation against us by rights owners.
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
We are subject to risks with respect to information and material disseminated thorugh our platforms.
It is possible that third parties could bring claims against us for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through our services. Other online services companies are facing several lawsuits for this type of liability. As mentioned previously, the liability of online services companies for content hosted and the information carried on or disseminated through their services is currently unclear in the Latin American countries where we operate. This could allow for claims being made against us by purportedly aggrieved third parties. For example, the MercadoLibre service contains a User Feedback feature, which includes reviews and ratings from users regarding the reliability of other users in paying or delivering goods sold in a transaction promptly. Although users generate all the feedback, it is possible that a party could bring a claim for defamation or other injury against us for content posted through the User Feedback feature. If we or other online services providers are held liable or potentially liable for information carried on or disseminated through our services, we may have to implement measures to reduce our exposure to this liability. Any measures we may need to implement may involve spending substantial resources and/or discontinuing certain services. Any costs that we incur as a result of liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition. In addition, public attention to liability issues, lawsuits and legislative proposals could impact the growth of Internet use, and subsequently have a negative impact on our business results.
The market in which we operate is rapidly evolving and we may not be able to maintain our profitability.
As a result of the emerging nature of the markets in which we compete, the increased variety of services offered on our web site and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and substantially all of our net revenues for each quarter are derived from listing fees, optional feature fees, up-front fees, final value fees, commissions on MercadoPago payments and advertising that are earned during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

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
Our success, and in particular our ability to facilitate trades or payments successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating the MercadoLibre marketplace and MercadoPago services is currently located at the facilities of the Savvis Datacenter in Sterling, Virginia, with a redundant database backup in Atlanta, Georgia. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, computer viruses, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, and similar events. If our system suffers a major failure, it would take as much as several days to get the service running again because our Atlanta database is only a backup with very limited hardware. We also have no formal disaster recovery plan or alternative providers of hosting services and do not carry business interruption insurance to compensate us for losses that may occur. Despite any precautions we have taken and plan to take, if there is a natural disaster or major failure, a decision by our providers to close one of the facilities we use without adequate notice, or other unanticipated problem at the Virginia or Atlanta facilities, the services we provide could suffer interruptions. We currently have no plans to upgrade the Atlanta facility capabilities. Additionally, in the occurrence of such pronounced, frequent or persistent system failures, our reputation and name brand could be materially adversely affected.
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
Currently our revenues depend substantially on up-front and final value fees we charge to sellers and may decrease if market conditions force us to lower such fees or if we fail to diversify our sources of revenue.
Our revenues currently depend primarily on up-front and final value fees that we charge to our sellers for listing and upon selling their items and services. Our platform depends upon providing access to a large market at a lower cost than other comparable alternatives. If market conditions force us to substantially lower our listing or final value fees or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be adversely affected.
We are subject to consumer trends and could lose revenue if certain items become less popular.
We derive substantially all of our revenues from fees charged to sellers for listing products for sale on our service, fees from successfully completed transactions and fees for making payments through MercadoPago. Our future revenues depend on continued demand for the types of goods that users list on the MercadoLibre marketplace. The popularity of certain categories of items, such as computer and electronic products, cellular telephones, toys, clothing and sporting goods, among consumers may vary over time due to perceived availability, subjective value, and trends of consumers and society in general. A decline in the demand for or popularity of certain items sold through the MercadoLibre marketplace without an increase in demand for different items could reduce the overall volume of transactions on the MercadoLibre service, resulting in reduced revenues. In addition, certain consumer “fads” may temporarily inflate the volume of certain types of items listed on the MercadoLibre marketplace, placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.
The success of other e-commerce companies such as eBay and Amazon is not an indication of our future financial performance.
Several companies that operate e-commerce web sites, such as eBay and Amazon, have been successful and profitable in the past. However, we operate in a business environment that is different from eBay’s and other e-commerce companies operating outside of Latin America. These differences include the smaller size of the national markets, lower Internet adoption rates, lower confidence in remote payment mechanisms and less reliable postal and parcel services. Therefore, you should not interpret the success of any of these companies as indicative of our financial prospects.
We could be subject to liability and forced to change our MercadoPago business practices if we were found to be subject to or in violation of any laws or regulations governing banking, money transmission, or electronic funds transfers in any country where we operate.
A number of jurisdictions where we operate have enacted legislation regulating money transmitters. We believe we do not require a license under the existing statutes of Argentina, Brazil, Mexico, Chile, Colombia and Venezuela to operate MercadoPago with its current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

MercadoPago is susceptible to illegal uses, and we could potentially face liability for any illegal use of MercadoPago.
MercadoPago, like the MercadoLibre platform, is also susceptible to potentially illegal or improper uses, including, fraudulent and illicit sales, money laundering, bank fraud, different fraud schemes and online securities fraud. In addition, MercadoPago’s service could be subject to unauthorized credit card use, identity theft, break-ins to withdraw account balances, employee fraud or other internal security breaches, and we may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using MercadoPago, if they are affected by buyer fraud.
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
We incur losses from claims that customers did not authorize a purchase, from buyer fraud and from erroneous transmissions. For 2007, MercadoPago’s transaction loss arising from charge backs from unrecognized credit card payments totaled $0.9 million, representing 0.6% of MercadoPago’s total payment volume and 5.9% of net revenues of MercadoPago. For 2008, this loss totaled $0.3 million, representing 0.1% of MercadoPago’s total payment volume and 1.1% of net revenues of MercadoPago. For 2009, this loss totaled $0.3 million, representing 0.1% of MercadoPago’s total payment volume and 0.8% of net revenues of MercadoPago. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in MercadoPago losing the right to accept credit cards for payment. If MercadoPago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding the MercadoPago accounts. We have taken measures to detect and reduce the risk of fraud on MercadoPago, such as running address verification system (AVS) and card security code (CSC) checks in some countries, calling users to have them answer personal questions to confirm their identity or asking users to fax extra documentation for higher risk transactions, implementing caps on overall spending per users and data mining to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.
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
MercadoPago competes with existing online and offline payment methods, including, among others, banks and other providers of traditional payment methods, particularly credit cards, checks, money orders, and electronic bank deposits; international online payments services such as Paypal and Google Checkout, and local online payment services such as DineroMail in Argentina, Chile, Colombia and Mexico, and Pagamento Digital and PagSeguro in Brazil; money remitters such as Western Union; the use of cash, which is often preferred in Latin America; and offline funding alternatives such as cash deposit and money transmission services. Some of these services may operate at lower commission rates than MercadoPago’s current rates and, accordingly, we are subject to market pressures with respect to the commissions we charge for MercadoPago services.
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
We are currently in the process of rolling out our direct payments product in some countries in order to achieve better monetization of transactions. Since, with this direct payments product, sellers (rather than buyers as with our traditional escrow product) may be charged a commission, this may result in a lower acceptance of MercadoPago for purchases made on the MercadoLibre marketplace and in decreased use of MercadoPago. We consider MercadoPago’s direct payment’s product to be in early release and have identified several opportunities to improve upon the product. In addition, the transition to the new system may not be a smooth one. The occurrence of any of these events could adversely affect our business.

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
Our operating results may be impacted by an economic crisis.
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
The financial services industry has been experiencing a period of unprecedented turmoil in 2008 and 2009, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. If the condition of the financial services industry continues to deteriorate or remains weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:
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

A rise in interest rates may negatively affect our MercadoPago payment volume .
In each of Brazil, Argentina and Mexico, we offer users the ability to pay for goods purchased using MercadoPago in installments. In 2008 and 2009, installment payments represented 59.3% and 58.4% of MercadoPago’s total payment volume, respectively. To faciliate the offer ofthe installment payment feature, we pay interest to credit card processors and issuer banks in Mexico and Argentina and we pay interest to advance credit card coupons in Brazil. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.
Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.
MercadoPago pays significant transaction fees when senders fund payment transactions using credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 73.9% and 74.3% of MercadoPago’s payment volume using credit cards during 2008 and 2009, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us.
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
We pursue the registration of our domain names, trademarks, logos and service marks in each country where we operate, in the United States and in certain other Latin American countries. Effective trademark, service mark, copyright, domain name and trade secret protection may not be available or granted to us by the appropriate regulatory authority in every country in which our services are made available online. For example, since 2009, we have filed several applications to register the name “MercadoLivre” and our logo in Brazil. Although most of the applications are still pending, certain applications were denied in December 2009 under the argument that the name was descriptive of its activities. We cannot assure you that we will succeed in obtaining these trademarks or in our challenges to existing or future applications by other parties or by the Instituto Nacional da Propriedade Industrial (the National Institute of Industrial Property). If we are not successful, MercadoLibre’s ability to protect its brand in Brazil against third-party infringers would be compromised and we could face claims by any future trademark owners. Any past or future claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.
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
We rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Radware, Check Point Software Technologies Ltd, Cisco Systems Inc, F5 Networks, and Netapp, the suppliers of key database technology, operating system and specific hardware components for our services. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition.
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

As part of our program to reduce fraud losses in relation to MercadoPago, we make use of MercadoPago anti-fraud models and we may temporarily restrict the ability of customers to withdraw their funds if we identify those funds or the customer’s account activity as suspicious. MercadoPago has not been subject to any significant negative publicity about this. However, users who were banned from withdrawing funds or received fake mail appearing to be sent by MercadoPago initiated legal actions against us. As a result of our efforts to police the use of our services, MercadoPago may receive negative publicity, our ability to attract new MercadoPago customers may be damaged, and we could become subject to litigation. If any of these events happen, current and future revenues could suffer, and our database technology operating margins may decrease. In addition, negative publicity about or experiences with MercadoPago customer support could cause MercadoLibre’s reputation to suffer or affect consumer confidence in the MercadoLibre brand.
We may incur unexpected liabilities in connection with our acquisition of CMG.
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
As of December 31, 2009, we have recorded goodwill for approximately 32.8% of our consolidated assets. Under United States Generally Accepted Accounting Principles, we review our goodwill for impairment annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, resulting in an adverse impact on our results of operations.
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
On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, where we plan to move our corporate headquarters and Argentina operations. As of December 31, 2009, our Argentine subsidiary holds an undivided interest in approximately 26.3% of the total trust and has invested approximately $7.2 million. We currently estimate that we will be required to contribute an aggregate of approximately $2.2 million to the trust. Under the trust documents, if the cost of construction exceeds the budgeted amount, we will be required to fund our proportionate share of any excess, in amounts that may be material. In addition, if one or more investors in the trust default in their funding commitments and alternative investors are not located, the other investors, including us, may be required to fund their proportionate share of the defaulted commitment(s). Any material increase in the amount we are required to contribute to the trust would adversely impact our financial condition and results of operations. In addition, there can be no assurances that, despite the funds provided, construction of the office building will be completed.

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
The market for trading over the Internet is relatively new in Latin America, rapidly evolving and intensely competitive, and we expect competition to become more intense in the future. Barriers to entry are relatively low, and current offline and new competitors, including small businesses who want to create and promote their own stores or platforms, can easily launch new sites at relatively low cost using software that is commercially available. We currently or potentially compete with a number of other companies.
Our direct competitors include various online sales and auction services, including MasOportunidades.com in Argentina, and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online e-commerce services, such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of bricks and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, OLX, QueBarato and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro, located throughout Latin America. In addition, we compete with online communities that specialize in classified advertisements. Although no regional competitor exists in the classified market, local players such as Webmotors, VivaStreet and Zap have important positions in certain markets.
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
In addition, if certain websites stop linking or containing links in their properties that send us traffic across the internet in the future, our gross merchandise volume could substantially decrease and we could suffer a material adverse effect on our business, financial condition and results of operations.
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
We conduct significant operations in Venezuela, offering both our MercadoLibre marketplace and MercadoPago online payments solution, and have 142 employees who work in the country. In 2009, our Venezuelan net revenues represented 15.8% of our consolidated net revenues. The political and economic conditions in Venezuela are very unstable, and we cannot predict the impact of any future political and economic events on our business. We cannot predict the economic and regulatory impact of President Chávez’s initiatives, or whether the Venezuelan government will extend nationalization to e-commerce or other businesses that could impact our business and results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our web site or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.
Venezuela has recently suffered severe electricity shortages that prompted the Venezuelan government to declare an energy emergency. This situation could impact the operation of our automobile classifieds points of sale in Venezuela as well as our Venezuelan users’ ability to access the Internet, either of which could have a material adverse impact on our business.
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
Venezuela has an official exchange rate which was $2.15 “Bolivares Fuertes” per U.S. dollar as of December 31, 2009, and a parallel exchange rate that was $6.05 “Bolivares Fuertes” per U.S. dollar at December 31, 2009. On January 8, 2010, the Venezuelan government announced that the fixed official rate of 2.15 “Bolivares Fuertes” per US would be changed to a dual system that includes a rate of 2.6 “Bolivares Fuertes” per US dollar for food and heavy machine importers and a rate of 4.3 “Bolivares Fuertes” per US dollar for all others.
In 2009, we requested U.S. dollars at the official exchange rate for the first time for dividend distributions, through a process that includes obtaining approval from the Venezuelan Commission of Foreign Exchange Administration (“CADIVI”). We cannot predict if we will obtain approval of the CADIVI to distribute dividends using the official Venezuelan exchange rate, and the future impact in our financial condition. Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affect the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, the Venezuelan subsidiaries assets, liabilities, income and expense accounts have been translated using the parallel exchange rate.
In addition, due to unstable political and economic conditions in Venezuela, the official and parallel exchange rates could continue devaluating significantly. Strong devaluations or changes in accounting rules could impact our results materially and we may have to recognize losses in the future.
For accounting purposes, Venezuela has been designated as a highly inflationary economy beginning January 1, 2010 because the three-year cumulative blended inflation rate exceeds 100%. For this reason, going forward, we will be required to account for the operations of our Venezuelan subsidiaries using the functional currency of MercadoLibre, Inc., which is the U.S. dollar, rather than the “Bolivar Fuerte” as the functional currency. As consequence, we may experience a decrease in terms of U.S. dollars of our Venezuela revenues and expenses, which would have an adverse impact on our reported results of operations in U.S. dollars.
The devaluation of the Venezuelan currency, the highly inflationary status and the government price control could have a material adverse effect on the country’s economy and adversely affect our business, financial condition and results of operations.

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
In the past, the performance of the economies of Latin American countries has been affected by each country’s political situation. For example, during its crisis in 2001 and 2002, Argentina experienced social and political turmoil, including civil unrest, riots, looting, protests, strikes and street demonstrations which have resulted in significant changes in its general economic policies and regulations. More recently, the Venezuelan and Bolivian administrations have nationalized or announced plans to nationalize certain industries and expropriate certain companies and property, and, in Venezuela, as described above, the administration has imposed exchange controls.
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
Governments in Latin America frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved, among other measures, price controls, currency devaluations, capital controls and limits on imports. Our business, financial condition, results of operations and prospects may be adversely affected by changes in government policies or regulations, including such factors as: exchange rates and exchange control policies; inflation rates; interest rates; tariff and inflation control policies; price control policies, import duties on information technology equipment; liquidity of domestic capital and lending markets; electricity rationing; tax policies, including royalty, tax increases and retroactive tax claims; and other political, diplomatic, social and economic developments in or affecting the countries where we operate. An eventual reduction of foreign investment in any of the countries where we operate may have a negative impact on such country’s economy, affecting interest rates and the ability of companies such as ourselves to access financial markets. In addition, our employees in Brazil are currently represented by a labor union and employees in other Latin American countries may eventually become unionized. We may incur increased payroll costs and reduced flexibility under labor regulations if unionization in other countries were to occur, any of which may negatively impact our business.
Latin America, including Argentina, has experienced adverse economic conditions.
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
In addition, as a result of this economic instability, the Argentine peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future. In August 2008, Standard & Poor’s Inc. downgraded Argentina’s foreign debt rating based upon renewed concerns regarding economic conditions and rising fears of increased inflationary pressures. Such economic turmoil has given rise to significant uncertainties about Argentina’s economic and political future. It is currently unclear whether the economic and political instability experienced over the past several years will continue and it is possible, that despite recent economic growth, Argentina may return to a deeper recession, higher inflation and unemployment and greater social unrest. We conduct significant operations in Argentina, offering both our MercadoLibre marketplace and MercadoPago online payments solution in Argentina and have our corporate headquarters in that country. Argentina is our third leading revenue producing country. As a result, our business is to a very large extent dependent upon the economic conditions prevalent in Argentina and adverse economic conditions in that country, as well as any other Latin American country in which we operate, could have a material adverse affect on our business, financial condition and results of operations.

Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls.
The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 95.4% of our revenues for 2007, 95.3% for 2008 and 94.0% for 2009, have experienced volatility, particularly against the U.S. dollar, in the past. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account or are expected to account for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to very high inflation initially, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of the public accounts and balance of payments of the countries where we operate, as well as to a lower economic growth related to exports.
We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. Currently, Venezuela has exchange control regulations in place that restrict our ability to convert local currency into U.S. dollars and to distribute dividends at the official exchange rate. Any additional imposition of exchange controls could adversely affect our company.
Our reporting currency is the U.S. dollar but our revenues are paid in foreign currencies. Therefore, if the U.S. dollar strengthens relative to these foreign currencies (i.e. the foreign currencies devaluate against the U.S. dollar), the economic value of our revenues in U.S. dollar terms will decline.
We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina, Mexico and Venezuela, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. For 2009, 53.9% of our revenues were denominated in Brazilian Reais, 15.8% in Venezuelan “Bolivares Fuertes”, 15.5% in Argentine “Pesos”, and 8.9% in Mexican “Pesos”. The foreign currency exchange rates for the full year 2009 relative to 2008 resulted in lower net revenues of approximately $22.5 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $15.5 million. The abovementioned foreign currency exchange rate effect includes the Venezuelan translation effect discussed in Item 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical accounting policies and estimates — Foreign Currency Translation”. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive, and in addition it is very difficult to perfectly predict or completely eliminate the effects of this exposure.
Inflation and certain government measures to curb inflation may have adverse effects on the economies of the countries where we operate, our business and our operations.
Most Latin American countries have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of Latin American countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty over the years in most Latin American countries. The Latin American countries where we operate may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In addition, if any of these countries experience high rates of inflation, particularly in Venezuela which has recently became highly inflationary, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A return to a high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business and results of operations.
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
Risks related to our shares
The price of our shares of common stock may fluctuate substantially, and our stockholders’ investment may decline in value.
The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to factors, many of which are beyond our control, including those described above under “—Risks related to our business.”
Further, the stock markets in general, and the Nasdaq Global Market and the market for Internet-related and technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. We cannot assure you that trading prices and valuations will be sustained. These broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions in the countries where we operate, such as recession or currency exchange rate fluctuations, may also adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, that company is often subject to securities class-action litigation. This kind of litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.
We continue to be significantly influenced by a group of stockholders that control a significant percentage of our common shares and the value of our common stock could be negatively effected by any significant disposition of our shares by any of these stockholders.
Several stockholders own a significant percentage of our common stock. As of December 31, 2009, eBay owned approximately 8.1 million shares of our common stock (which represents 18.4% of our outstanding common stock as of December 31, 2009). Certain members of our management also hold a significant percentage of our common stock. Investment entities affiliated with General Atlantic LLC, collectively, General Atlantic, and investment entities affiliated with Tiger Global, L.P., collectively, Tiger, beneficially own approximately 2.6 million and 3.4 million shares of our common stock, respectively as of December 31, 2009 (which represent 5.9% and 7.6%, respectively of our outstanding common stock as of December 31, 2009). These stockholders retain the power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders. The interests of these stockholders may conflict with, or differ from, the interests of other holders of our common shares. For example, these stockholders could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock, sell revenue-generating assets or inhibit change of control transactions that benefit other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a substantial number of shares of our common stock, they will significantly influence all our corporate decisions and together with other stockholders may be able to effect or inhibit changes in control of our company.
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
Our principal administrative, marketing and product development facilities are located in our offices in Bogotá, Colombia; Buenos Aires, Argentina; Santana do Parnaíba and São Paulo, Brazil; Caracas, Venezuela; Mexico City, Mexico and Zona America, Uruguay. Currently, all of our offices are occupied under lease agreements. Other than our Colombian, Uruguayan and Venezuelan office leases, the leases for our facilities do not provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. The following table shows the location of our offices and centers, and the expiration date of the leases under which they operate.

			Approximate
City and			Square	Lease
Country	Facility	Address	Meters	Expiration Date
Bogotá, Colombia	Colombia operation	Calle 93 B # 17-25 Ofc.406, Bogotá, Colombia	107	April 2010

Bogotá, Colombia	TuCarro Colombia operation	Calle 93 B # 17-25 Ofc.210 and 211, Bogotá, Colombia	132	January 2010. In process of renewal

Buenos Aires, Argentina	Corporate headquarters, Argentina operation & Customer service center	Tronador 4890—floors 6th, 8th and 2nd, Buenos Aires, 1430—Argentina	2,282.5	March 2010, March 2011 and May 2011

Buenos Aires, Argentina	Customer service center	Av. Costanera Rafael Obligado y Geronimo Salguero, Buenos Aires, Argentina	1,740	January 2012

Caracas, Venezuela	Venezuela operation	Piso 7° Edificio Torre Country, Francisco de Miranda, Urbanización El Rosal, Municipio de Chacao, Estado de Miranda	436	April 2011

Lithia Springs, Georgia, U.S.A.	SAVVIS Data Center	375 Riverside Parkway Lithia Springs, Georgia 30122,	2.6	July 2010

Mexico City, Mexico	Mexico operation	Ibsen 43-101, 102, 301 and 304, Colonia Polanco, Miguel Hidalgo, Código Postal 11650, Mexico D.F. Mexico	425	June 2010

Sterling, Virginia, U.S.A.	SAVVIS Data Center	45901 Nokes Blvd. Sterling, Virginia 20166	135	June 2010

San Luis, Argentina	Technology Development center	Av. Universitaria s/n, Ciudad de la Punta, San Luis, Argentina	207	No End Date

Santana do Parnaíba, Brazil	Brazilian Subsidiary main office — Customer service center	Rua Yojiro Takaoka, 4350 Cep 06541-038—Santana do Parnaíba, São Paulo, Brazil	1,020	October 2014

São Paulo, Brazil	Brazilian subsidiary Office	Rua Gomes de Carvalho, 1306 Vila Olimpia, Cep 04547-005—São Paulo, Brazil	598	November 2011

Zona America, Uruguay	Uruguay Staff	Ruta 8, km 17.5 Edificio 200, local 208-07 Zona America, Uruguay	37	December 2010
All of our properties are leased. We do not own any properties. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.
On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, where we plan to move our headquarters and Argentine offices once construction is complete. See “ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Contractual Obligations” for further information regarding this investment.

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
As of December 31, 2009, our total reserves for proceeding-related contingencies were approximately $1.1 million for 299 legal actions against us where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.
As of December 31, 2009, there were 296 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of December 31, 2009, there were more than 1,691 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for these proceedings.
Litigation
On March 28, 2003, Qix Skateboards Indústria e Comercio Ltda., or Qix, sued MercadoLivre.com Atividades de Internet Ltda., our Brazilian subsidiary, in the 3rd Civil Court, County of Novo Hamburgo, State of Rio Grande do Sul, Brazil. Qix alleged that our Brazilian subsidiary was infringing Qix’s trademarks as a result of users selling allegedly counterfeit Qix shoes through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Qix sought an order enjoining the sale of Qix-branded shoes on the MercadoLibre marketplace with a $50,000 daily non-compliance penalty. On April 25, 2003 we were notified of an injunction granted to prohibit the offer of Qix products on our platform, but the penalty was established at $500 a day. On May 5, 2003 we appealed the decision, but the injunction was not lifted. To date, we have not received the summons for the original action because we filed an appeal challenging the jurisdiction of the court, which appeal is still pending.
On November 5, 2003, Editora COC Empreendimentos Culturais Ltda., or Editora COC, sued our Brazilian subsidiary in the 3rd Civil Court of the County of Bauru, State of São Paulo, Brazil. Editora COC alleged that our Brazilian subsidiary and an identified user were both infringing Editora COC’s trademarks as a result of our user’s selling allegedly pirated copies of Editora’s COC CD-ROMs through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96) and the Brazilian Copyright Law (Law 9,610/98). Editora COC sought an order for the search and seizure of products held by the user and enjoining the sale of Editora COC-branded products on our platform. An injunction was granted to prohibit the offer of Editora COC’s products on our platform. On September 8, 2005, the court ruled against us and held that we had to pay $3,000 and our co-defendant had to pay $900 in moral damages, plus an amount of material damages to be defined at judgment execution, plus attorneys’ fees in the amount of 10% of the total damages paid by each defendant. On January 13, 2006 we appealed the ruling to the relevant court of appeals, which appeal is still pending.
On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. We appeal that fine and obtained its suspension in 2006. Because our appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging our non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against us, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When we are officially notified of the amount of the fine, we intend to present a new appeal against the application of the fine. In September 2007, the judge decided that (i) our Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding our subsidiary’s non-responsibility and we appealed the decision that maintained the preliminary injunction. Both appeals are still pending.

On April 6, 2006, Fallms Distribuiăo de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued our Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that our Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of our website and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on our platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies in our website. In July, 2007, the judge revoked the preliminary injunction. On the same date, the judge decided that (i) our Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs have appealed the decision dismissing the case, which appeal is still pending. On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued our Brazilian subsidiary in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on our platform, and as such our Brazilian subsidiary is infringing her intellectual and property rights. Xuxa seeks an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers of copies of this CD and movie was granted to Xuxa. We presented our defense and appealed the injunction, which appeal is still pending. A hearing to present both parties’ arguments is scheduled for March 17, 2010. On June 11, 2007, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., or Praetorium, sued our Brazilian subsidiary in the Fourth Civil Court of the County of Belo Horizonte, State of Minas Gerais, Brazil. Praetorium alleged that our Brazilian subsidiary was infringing Praetorium’s copyrights as a result of our users selling allegedly counterfeit copies of Praetorium’s courses through the Brazilian page of our website. Praetorium seeks an injunction, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers containing the name of Praetorium was granted to Praetorium in July 2007. In addition to the preliminary injunction, a fine of approximately $5,300 per day of noncompliance was imposed up to a maximum of approximately $131,000 and a fine of approximately $530 was also imposed for each new product posted after July 13, 2007 containing the name of Praetorium and listed in the Brazilian page of our website. We have appealed the decision granting the preliminary injunction, which appeal is still pending.
On August 23, 2007, Serasa S.A., or Serasa, sued our Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that our Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering our Brazilian subsidiary (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) to prohibit on the website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, our Brazilian subsidiary presented the information requested. We appealed the preliminary injunction to the State Court of São Paulo and presented our defense on January 7, 2008. Serasa replied to our appeal on January 30, 2008. On March 26, 2008, we were summoned with a petition presented by Serasa alleging non-compliance with the injunction. We presented our response on March 31, 2008, arguing that we are in full compliance with the injunction. On August 26, 2008 the State Court of São Paulo lifted the prohibition to allow in the Brazilian website any content related to Serasa as established in the injunction but it was not appealed by the plaintiff. On June 5, 2009 the judge declared that the Brazilian Subsidiary shall not be held liable for the content posted by its users. Nonetheless, the sentence ordered the Brazilian Subsidiary to remove certain contents related to the plaintiff. Serasa filed a motion for clarification of that decision, which was rejected by the Judge. In July 2009, Serasa presented an appeal to the higher court. In August 2009 the Brazilian Subsidiary presented the response to the appeal. The ruling is still pending.
On November 23, 2007 Botelho Indústria e Distribuição Cinematográfica Ltda., or Botelho, sued our Brazilian subsidiary in the Third Civil Court of the City of Rio de Janeiro, State of Rio de Janeiro, Brazil. Botelho alleged that our Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses through the Brazilian website. Botelho seeks an injunction, fines, and compensatory and statutory damages, which was not yet analyzed by the judge. In February, 2008 we presented arguments to give the judge support and background to analyze the requested injunction. We presented our defense on March 5, 2008.

On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, or Iglesia Mesianica, filed suit against our Argentine subsidiary, MercadoLibre S.A., in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. Iglesia Mesianica alleged in the complaint that our Argentine subsidiary should be held liable as a result of our users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of our website. Iglesia Mesianica seeks monetary damages in the amount of approximately $95,000. We presented our defense in May 2008 and also filed a preliminary objection arguing the lack of jurisdiction of the Civil Court and requested that the case should be heard by a Federal Court instead. Iglesia Mesianica responded to the preliminary objection and requested its rejection. The court still has to render a decision on the preliminary objection. As of the date of this report, we believe the risk of loss of this case is remote.
On February 22, 2008, Nike International Ltd., or Nike, requested a preliminary injunction against our Argentine subsidiary DeRemate.com de Argentina S.A. in the Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike alleged that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted in February 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. We appealed the decision. In November, 2008 the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow on the website of this subsidiary any listing related to Nike branded products subject to our requesting certain personal information from users listing those items. On March 25, 2008 Nike sued our Argentine subsidiary DeRemate.com de Argentina S.A. in the same venue, for the same reasons argued in the request preliminary injunction. We presented our defense on September 11, 2009. The ruling is still pending. As of the date of this report, we believe the risk of loss of this case is remote.
On July 25, 2008, Nike requested a preliminary injunction against our Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of our website. A preliminary injunction was granted in August  , 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. We appealed the decision on August 22, 2008. In March 2009 the Federal Court of Appeals on Civil and Commercial Matters, lifted the prohibition to allow on the Argentine website any listing related to Nike branded products subject to our requesting certain personal information from users listing those items. On May 22, 2009 we received official notice of a lawsuit filed by Nike against our Argentine subsidiary in the same venue, for the same reasons argued in the request preliminary injunction. On May 27, 2009 we presented a preliminary objection requesting that Nike deposit as a security bond for costs. The court established that a bond for costs of approximately $ 3,500 should be deposited by Nike and both parties appealed that amount. The ruling is still pending. As of the date of this report, we believe the risk of loss of this case is remote.
State of São Paulo Fraud Claim
On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On June 26, 2009, the Judge of the first instance court ruled in favor of the State of São Paulo prosecutor, declaring that our Brazilian subsidiary shall be held joint and severally liable for frauds committed by sellers and damages suffered by buyers when using the website, and ordering us to remove from the Terms of Service of the Brazilian website any provision limiting our responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court. On September 29, 2009 we presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December, 1, 2009. The decision on the appeal is still pending.
State of Minas Gerais Fraud Claim
On October 5, 2007, a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. We presented our defense in July 2008, which was replied in November 2008. As of the date of this report, we believe the risk of loss of this case is remote.
City of São Paulo Tax Claim
On September 13, 2007, we paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to our Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. We had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million according to the exchange rate at that moment. In January 2005, we had moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction, therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. As of the date of this report, we believe the risk of loss for this period is remote, and as a result, have not reserved provisions for this claim. On August 31, 2007, we presented administrative defenses against the authorities’ claim; however, their response is still pending. On September, 12, 2009 the tax authorities ruled against our Brazilian subsidiary. On October 13, 2009, we presented an appeal to the Conselho Municipal de Tributos or Sao Paulo Municipal Council of Taxes. The ruling is still pending.

Intelectual Property Claims
In the past third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors—Risks related to our business—We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre marketplace”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity
Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2009, the closing price of our common stock was $51.87 per share. As of February 18, 2010, we had approximately 35 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for our common stock on the Nasdaq Global Market and the cash distributions declared per share:

	Closing stock price
	High	Low
2007:
3rd quarter	$41.06	$18.00
4th quarter	$78.81	$35.18
2008:
1st quarter	$70.01	$31.72
2nd quarter	$56.05	$37.11
3rd quarter	$36.98	$20.10
4th quarter	$21.58	$8.28
2009:
1st quarter	$19.61	$12.47
2nd quarter	$28.94	$18.53
3rd quarter	$38.93	$23.22
4th quarter	$54.45	$35.60

Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us during the three-month period ending December 31, 2009.
Dividend Policy
We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.
Equity Compensation Plan Information
Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2009 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”
Performance Graph
The graph below shows the total stockholder return of an investment of $100 on August 10, 2007 (the first day of trading of our common stock on the Nasdaq Stock Exchange) through December 31, 2009 for (i) our common stock (ii) The Nasdaq Composite Index (iii) The S&P 500 Index and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance show in the graph below is not indicative of future stock price performance.
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

Issuer Purchases of Equity Securities
We did not repurchase any shares of common stock during the fourth quarter of 2009. On November 14, 2008, we announced that our board of directors approved a share repurchase plan authorizing us to repurchase, from available capital, up to $20 million of our outstanding common stock from time to time through November 13, 2009. The timing and amount of any share repurchase under the share repurchase plan was determined by our management based on market conditions and other considerations, and repurchases were effected in the open market, through derivative, accelerated repurchase and other privately negotiated transactions and through plans designed to comply with Rules 10b-18 or 10b5-1(c) under the Exchange Act. The share repurchase plan did not require us to acquire any specific number of shares and may be temporarily or permanently suspended or discontinued by us at any time.
To enhance our share repurchase plan, during the year ended December 31, 2009, we sold equity put options. These put options entitled the holders to sell shares of our common stock to us on certain dates at specified prices. None of the put options sold have been exercised and there were no options outstanding as of December 31, 2009.
The term of the stock repurchase plan expired on November 13, 2009.

ITEM 6.	SELECTED FINANCIAL DATA
The following summary financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this report.

	Year ended December 31,
(in millions)	2005	2006	2007	2008	2009
Statement of income data:

Net revenues	$28.2	$52.1	$85.1	$137.0	$172.8
Cost of net revenues	(6.1)	(12.1)	(18.3)	(27.5)	(36.0)

Gross profit	22.1	40	66.9	109.5	136.9

Operating expenses:
Product and technology development	(2.2)	(3.1)	(4.4)	(7.3)	(12.1)
Sales and marketing	(14.7)	(23.4)	(27.6)	(40.0)	(42.9)
General and administrative	(4.4)	(8.2)	(13.2)	(22.8)	(25.8)
Compensation cost related to acquisitions	—	—	—	(1.9)	—

Total operating expenses	(21.3)	(34.6)	(45.2)	(72.0)	(80.9)

Income from operations	0.8	5.4	21.7	37.5	56.0

Other income (expenses):
Interest income and other financial gains	0.4	0.5	1.6	1.8	2.7
Interest expense and other financial charges	(0.5)	(1.7)	(2.7)	(8.4)	(13.4)
Foreign currency (loss) gain	0.3	(0.4)	(3.1)	(1.5)	(2.7)
Other income (expenses), net	(0.3)	(1.5)	(3.0)	0.1	—

Net income before income and asset tax and cumulative effect of change in accounting principle	0.7	2.3	14.4	29.4	42.7
Income and asset tax (expense) benefit	1.4	(1.2)	(4.7)	(10.6)	(9.5)

Net income before cumulative effect of change in accounting principle and gain from discontinued operations	2.0	1.1	9.7	18.8	33.2
Cumulative effect of change in accounting principle	0.3	—	—	—	—

Net income	2.4	1.1	9.7	18.8	33.2
Accretion of preferred stock	(0.5)	(0.5)	(0.3)	—	—

Net income available to common stockholders	$1.9	$0.6	$9.4	$18.8	$33.2

The table above may not total due to rounding.

	At December 31,
(in millions)	2005	2006	2007	2008	2009
Balance sheet data:
Total assets	$44.4	$53.8	$134.5	$156.7	$182.6
Long term debt	12.0	9.0	—	3.1	—
Total liabilities	23.2	30.5	42.8	63.3	68.4
Net assets	21.2	23.3	91.7	93.4	114.2
Mandatorily redeemable convertible preferred stock	63.6	64.1	—	—	—
Common stock	0.1	0.1	0.1	0.1	0.1
Stockholders’ equity (deficit)	$(42.4)	$(40.7)	$91.7	93.4	114.2

	Year Ended December 31,
	2005	2006	2007		2008	2009
Earnings (loss) per share data:
Basic net income (loss) available to common stockholders per common share	$0.05	$0.01	$0.22		$0.43	$0.75
Diluted net income per common share	$0.05	$—	$0.22		$0.42	$0.75
Weighted average shares (2):
Basic	13,065,496	13,149,139	25,149,405	(1)	44,239,443	44,086,892
Diluted	13,671,359	—	25,478,336		44,348,950	44,144,368

(1)	Includes the effect of the issuance of 3,000,000 shares of our common stock in connection with our initial public offering in August 2007.

(2)	Shares outstanding at December 31, 2009 were 44,120,269.

	Year ended December 31,
(in millions)	2005	2006	2007	2008	2009
Other data:

Number of confirmed registered users at end of period (1)	12.2	18.2	24.9	33.7	42.6
Number of confirmed new registered users during period (2)	5.7	6.0	6.7	8.8	8.9
Gross merchandise volume (3)	$607.7	$1,075.1	$1,511.5	$2,078.9	$2,750.7
Number of successful items sold (4)	8.4	13.8	17.5	21.1	29.5
Total payment volume (5)	$38.5	$89.0	$158.0	$255.9	$382.5
Total payment transactions (6)	—	—	1.3	1.9	3.1
Capital expenditures	$2.0	$2.4	$3.1	$5.0	$4.8
Depreciation and amortization	$1.6	$2.0	$2.3	$3.3	$3.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.

(2)
Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration. As of December 31, 2008 the number of confirmed new registered users includes 2.2 million coming from the DeRemate integration.

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
The discussion and analysis of our financial condition and results of operations has been organized to present the following:
•	a brief overview of our company;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of our principal trends and results of operations for the years ended December 31, 2007, 2008, and 2009;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.
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
In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. On the acquisition date, we paid $19 million subject to certain escrows and working capital adjustment clauses. On June 27, 2008, the Company released to the former CMG shareholders $1.9 millions in full satisfaction of the management escrow. On January 22, 2009, we released the escrow balance of $1.1 million to the Sellers.
In September 2008, we completed the acquisition of DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. for an aggregate purchase price of $37.6 million. We also purchased certain URLs, domains, trademarks, databases and intellectual property rights related to those businesses for $2.4 million. On February 12, 2009, the purchase price allocation period ended and we agreed with the Sellers to a working capital adjustment of $480,912 to be paid by the Sellers to the Company.
We offer our users two principal services:
•
The MercadoLibre marketplace: The MercadoLibre marketplace is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Users and advertisers are also able to place, display and/or text advertisements on our web pages in order to promote their brands and offerings. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services. As a further enhancement to the MercadoLibre marketplace we have launched our MercadoClics program to allow businesses to promote their products and services on the web. MercadoClics offers advertisers a cost efficient and automated platform with which to adquire traffic from us. Advertisers purchase, on a cost per clicks basis, advertising space that appear alongside product search results on specific categories. These advertising placements are clearly differentiated from product search results and direct traffic both on or off-platform to the advertisers destination of choice.

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
During 2009, our gross merchandise volume reached $2,750.7 million and visitors to our web site were able to browse an average of over 4.4 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2009, we had 42.6 million confirmed registered MercadoLibre users. For 2009, we had 3.0 million unique sellers, 9.1 million unique buyers and 29.5 million successful items sold.
For 2009, our net revenues were $172.8 million. Of those $172.8 million in revenues approximately 74.2% were attributable to MercadoLibre marketplace listing, optional feature, up-front, final value and advertisement fees. The remaining 25.8% of revenues were attributable to MercadoPago fees. Although we discuss long-term trends in our business, it is our policy to not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock or permit competitors with short term tactics to grow stronger than us.

Recent Developments
Highly inflationary status in Venezuela
During May 2009, the International Practices Task Force discussed the highly inflationary status of the Venezuelan economy. Historically, the Task Force has used the Consumer Price Index (CPI) when considering the inflationary status of the Venezuelan economy.
The CPI has existed since 1984. However, the CPI covers only the cities of Caracas and Maracaibo. Commencing on January 1, 2008, the National Consumer Price Index (NCPI) was developed to cover the entire country of Venezuela. Since inflation data is not available to compute a cumulative three year inflation rate for the entire country solely based on the NCPI, we use a blended rate using the NCPI and CPI to calculate Venezuelan inflation rate.
The cumulative three year inflation rate as of December 31, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the periods after January 1, 2008.
The blended CPI/NCPI three-year inflation index (23 months of NCPI and 13 months of CPI) at November 30, 2009 exceeded 100%. According to US GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1, 2010. Therefore, we will transition our Venezuelan operations to highly inflationary status as of January 1, 2010 and, going forward, will consider the US dollar as the functional currency for Venezuela.
Monetary assets amounting to $10,304,291, and monetary liabilities amounting to $6,493,561, as of December 31, 2009, will be exposed to exchange rate changes as from January 1, 2010. Income and expenses will be measured in U.S. Dollars at the parallel exchange rate which is $6.05 “Bolivares Fuertes” per U.S. dollar at December 31, 2009.
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

The MercadoLibre marketplace business generated 81.7% of our net revenues for 2007, 80.0% for 2008 and 74.2% for 2009. Of these revenues, during 2009, 42.6% were generated in Brazil, 20.4% in Venezuela, 18.3% in Argentina, 10.7% in Mexico and the remainder, or 8.0%, in Colombia, Chile, Peru, Ecuador, Uruguay, and Panama. The following table sets forth the percentage of consolidated net revenues by country from our MercadoLibre marketplace for each of 2007, 2008 and 2009:

	Year ended December 31,
(% of total MercadoLibre marketplace net revenues)	2007	2008	2009
Brazil	54.0%	46.1%	42.6%
Venezuela	10.2	20.1	20.4
Argentina	16.3	16.7	18.3
Mexico	13.8	11.4	10.7
Other countries	5.7	5.7	8.0
The following table summarizes our business margin for the years ended December 31, 2009, 2008 and 2007:

	Year Ended
	December 31,
	2007	2008	2009

Net Revenues breakdown by businesses
As a percentage of total net revenues:
Marketplaces	81.7%	80.0%	74.2%
Payments	18.3%	20.0%	25.8%
Revenues generated by our MercadoPago business represented 18.3% our total net revenues for 2007, 20.0% for 2008 and 25.8% for 2009. Revenues generated by our Payments business are attributable to commissions charged to buyers and sellers for the use of MercadoPago. We generate revenues from our MercadoPago Payments segment by charging users a commission as well as a financial charge when the user elects to pay in installments, which we recognize, in both cases, once the transaction is completed. During the year ended December 31, 2009, commission and installment-related financial charges averaged 6.1% and 5.6%, respectively, of the payment amounts made by the user through MercadoPago.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2009 and 2008, no single customer accounted for more than 1.0% of our net revenues in our MercadoLibre Marketplace business or our MercadoPago Payments business. Our MercadoLibre marketplace is available in twelve countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency in each country’s operations is the local currency. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.
The following table sets forth the percentage of consolidated net revenues by country from both our MercadoLibre marketplace and MercadoPago businesses.

	Year ended December 31,
(% of total consolidated net revenues)	2007	2008	2009
Brazil	59.0%	53.8%	53.9%
Venezuela	9.0	16.9	15.8
Argentina	14.8	14.5	15.5
Mexico	12.6	10.1	8.9
Other countries	4.6	4.7	6.0
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 5.9%, 6.0% and 6.2% of net revenues for 2007, for 2008 and 2009, respectively.
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
Compensation cost related to acquisitions
As part of our acquisition of CMG, which closed in the first quarter of 2008, we entered into a management escrow agreement to secure the obligations of the CMG shareholders that remained as managers. We accrued those compensation expenses as operating expenses, instead of considering them part of the purchase price. (See Note 6 to our consolidated financial statements included in this report).
Other income (expenses), net
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

The following table summarizes the composition of our income/asset taxes for the years ending December 31, 2007, 2008 and 2009.

	Year ended December 31,
(in millions)	2007	2008	2009

Current:
Federal	$—	$—	$—
Foreign	5.0	8.1	11.5

	5.0	8.1	11.5

Deferred:
Federal	—	—	—
Foreign	(0.1)	1.6	(2.5)

	(0.1)	1.6	(2.5)

	4.9	9.8	9.0

Asset Tax:
Federal	—	—	—
Foreign	(0.2)	0.8	0.5

	(0.2)	0.8	0.5

Income / asset tax expense	$4.7	$10.6	$9.5

Seasonality
The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,

2009

Net Revenues	32,322,501	40,901,799	50,599,276	49,020,045
Gross profit	25,688,515	32,306,322	40,208,605	38,682,129
Net Income	5,391,176	6,679,779	9,852,268	11,285,570
Net Income per share-basic	0.12	0.15	0.22	0.26
Net Income per share-diluted	0.12	0.15	0.22	0.26
Weighted average shares
Basic	44,069,134	44,074,462	44,088,936	44,108,207
Diluted	44,130,866	44,127,208	44,138,031	44,143,281

2008

Net Revenues	28,840,730	34,471,508	40,260,643	33,449,739
Gross profit	22,822,449	27,570,005	32,106,781	26,986,812
Net Income	2,067,677	2,947,095	5,875,792	7,921,097
Net Income per share-basic	0.05	0.07	0.13	0.18
Net Income per share-diluted	0.05	0.07	0.13	0.17
Weighted average shares
Basic	44,227,460	44,238,166	44,290,540	44,264,906
Diluted	44,368,011	44,369,317	44,379,682	44,369,635

2007

Net Revenues	16,459,337	18,973,288	22,800,130	26,893,586
Gross profit	12,971,998	14,973,366	17,918,082	20,989,955
Net Income / (Loss)	994,187	590,886	2,785,474	5,322,393
Net Income per share-basic	0.02	0.01	0.07	0.13
Net Income per share-diluted	0.02	0.01	0.07	0.13
Weighted average shares
Basic	13,375,482	13,575,158	27,538,652	41,226,563
Diluted	13,375,482	13,987,128	27,685,028	41,375,907

Seasonal fluctuations in Internet usage and retail seasonality have affected, and are likely to continue to affect, our business. Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season. However, the result of our operations in the fourth quarter of 2008 were impacted by the global economic crisis and, for that reason, our 2008 fourth quarter revenues were lower when measured in U.S. dollars than the third quarter revenues, as a result of local currencies depreciating versus the U.S. dollar during the period. In addition, the result of our operations in the fourth quarter of 2009 were impacted by the change in Venezuelan translation rate as described in Foreign currency translation below, for that reason, our 2009 fourth quarter revenues were lower when measured in U.S. dollars than the third quarter revenues. Our slowest period is typically the first quarter of the year. The months of January, February and March normally correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela for which the slowest months are their summer months of July, August and September.
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
Foreign Currency Translation
Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transacction losses are included in the consolidated statements of income under the caption “Foreign currency loss”.
Until September 30, 2009, our Venezuelan subsidiaries assets, liabilities, income and expenses were translated at the official rate of 2.15 “Bolivares Fuertes” per U.S. dollar.
During the fourth quarter of 2009, we changed from the official exchange rate to the parallel exchange rate to translate our Venezuelan financial statements. The following facts and circumstances have been considered in the analysis of the applicable exchange rate:
•	At the date of these financial statements, we do not have a history of having obtained dividends remittances at the official exchange rate,

•	The industry in which we operate may not influence our ability to access to the official exchange rate,

•	The CADIVI volume of approvals of the use of the Official Rate was down 50% on a year-to-year basis measured in July 2009.

•
CADIVI has not only delayed approvals but also removed many items from priority lists, further delaying approvals (current priorities appear to be food and medicine) and causing delays in the repatriation of dividends for many companies.

Consequently, starting in the fourth quarter of 2009, we translated our Venezuelan assets, liabilities, income and expense accounts using the parallel exchange rate. Our Venezuelan subsidiaries assets and liabilities were translated at the closing parallel exchange rate of 6.05 “Bolivares Fuertes” per US dollar and the fourth quarter Venezuelan subsidiaries income and expense accounts were translated at the average parallel exchange rate of 5.67 “Bolivares Fuertes” per US dollar. Accordingly, the foreign currency effect on assets, included in “Other non-current assets” in the consolidated balance sheet at September 30, 2009 for $11.2 million has been reversed as of December 31, 2009 and the corresponding effect was reflected in the currency translation adjustment (CTA) component of other comprehensive income in equity. As of December 31, 2009, the total effect in currency translation adjustment related to the Venezuelan subsidiaries assets, liabilities, income and expense accounts using the parallel exchange rate amounts to $16,977,276. The change in the translation exchange rate generated in the fourth quarter of 2009, result in a decrease in our net revenues and net income of $7.0 million and $2.3 million, respectively.
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
Goodwill and certain indefinite live trademarks are reviewed at least annually for impairment. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Cash flow projections used are based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The average discount rate used is 20.6% which reflects our real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”) and Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in our market share. If the carrying amount of the reporting unit exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods and management’s assessment of each reporting unit’s fair value materially exceeds its carrying value.
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
Allowance for doubtful accounts and chargebacks
We are exposed to losses due to uncollectible accounts and credits to sellers. Allowances for these items represent our estimate of future losses based on our historical experience. Our allowance for doubtful accounts and chargebacks amounted to $7.2 million at December 31, 2007, $8.7 million at December 31, 2008 and $3.8 million at December 31, 2009. The decrease in the 2009 allowance for doubtful accounts is due a change in our write off policy. Until 2008, we write off accounts receivable with an aging of 366 days, since 2009 we write off accounts receivable which aging is 181 days. The allowance for doubtful accounts is recorded as a charge to sales and marketing expenses.

The following table illustrates our bad debt charges as a percentage of net revenues for 2007, 2008 and 2009:

	Year ended December 31,
(in millions, except percentages)	2007	2008	2009

Net revenues	$85.1	$137.0	$172.8
Bad debt charges	6.2	8.7	10.0
Bad debt charges as a percentage of net revenues	7.3%	6.3%	5.8%
Historically, our actual losses have been consistent with our charges. However, future changes in trends could result in a material impact to future consolidated statements of income and cash flows.
We believe that the accounting estimate related to allowances for doubtful accounts and chargebacks is a critical accounting estimate because it requires management to make assumptions about future collections and credit analysis. Our management’s assumptions about future collections require significant judgment.
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
Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2009, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income.
The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2009 and 2008:

	Year Ended		Year Ended
	December 31,		December 31,
Deferred tax assets	2009	in %	2008	in %
	(in millions, except percentages)		(in millions, except percentages)

2005 DeRemate.com acquisition	5.5	28.4%	4.8	30.1%
Brazilian operations	4.7	24.5%	3.5	21.7%
Foreign tax credits & others domestic deferred tax assets	3.1	16.0%	1.5	9.3%
Operations in others countries	1.1	6.0%	0.6	3.8%
2008 DeRemate.com acquisition	1.0	5.5%	1.8	11.4%
Mexican operations	0.9	4.7%	1.0	6.1%
Venezuelan operations	0.9	4.6%	1.8	11.1%
Argentine operations	2.0	10.2%	1.0	6.4%

Total	19.2	100.0%	16.1	100.0%

At December 31, 2009, our deferred tax assets are comprised mainly of loss carryforwards and foreign tax credits representing 54.9% and 15.0%, respectively of the total deferred tax assets. At December 31, 2008, our deferred tax assets are comprised mainly by loss carry forwards representing 67.0% of the total deferred tax assets.

The following table summarizes the composition of our loss carry forward for the years ended December 31, 2009 and 2008:

	Year Ended		Year Ended
Loss carryforwards	December 31,		December 31,
	2009	in %	2008	in %
	(in millions, except percentages)		(in millions, except percentages)

2005 DeRemate.com acquisition	5.0	47.1%	4.6	43.1%
Brazilian operations	3.0	28.2%	2.2	20.7%
2008 DeRemate.com acquisition	1.0	9.4%	1.8	16.4%
Mexican operations	0.6	5.9%	0.6	5.2%
Domestic loss carry forwards	0.1	0.5%	1.0	9.2%
Chilean operations	0.5	5.2%	0.5	4.6%
Operations in others countries	0.4	3.8%	0.1	0.8%

Total	10.5	100%	10.8	100%

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance.
At December 31, 2009 and 2008, our valuation allowance amounted to $9.3 million and $11.7 million, respectively.
The following table summarizes the composition of our valuation allowance for the years ended December 31, 2009 and 2008:

	Year Ended		Year Ended
	December 31,		December 31,
Valuation Allowance	2009	in %	2008	in %
	(in millions, except percentages)		(in millions, except percentages)

2005 DeRemate.com acquisition	4.6	49.9%	4.8	41.6%
Brazilian operations	2.0	21.4%	2.2	19.1%
2008 DeRemate.com acquisition	1.0	11.3%	1.8	15.8%
Operations in others countries	1.6	17.4%	1.2	10.6%
United States	0.0	0.1%	1.5	12.9%

Total	9.3	100%	11.7	100%

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
During the year ended December 31, 2009, the Company has reversed $4,055,323 related to certain foreign and domestic valuation allowances based on the assessment that it is more likely than not that will be realized.
The following table sets forth the effective tax rates for 2007, 2008 and 2009:

	Year ended December 31,
(in millions, except percentages)	2007	2008	2009

Income and asset tax expense	$(4.7)	$(10.6)	$(9.5)

As a percentage of income before income and asset tax	(32.8)%	(36.1)%	(22.3)%

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

Stock-based compensation
During 2007, 2008 and 2009, we granted our outside directors restricted shares of our common stock (“Restricted Shares”) as part of their compensation, as described in the following table:

Number of
restricted
Grant date	Shares
September 17, 2007	2,000
January 24, 2008	600
June 9, 2008	1,348
June 10, 2009	2,305
June 10, 2009	8,350
Under the compensation plan adopted in September 2007, each outside director is entitled to receive an annual grant of Restricted Shares. Each grant of Restricted Shares vests in full twelve months following the grant date. On September 17, 2007, we awarded two of our outside directors 1,000 Restricted Shares each for their original grants. On January 24, 2008, we awarded another outside director 600 Restricted Shares for his original grant. On June 9, 2008, we awarded the remaining two outside directors 674 Restricted Shares each for their original grants.
For the first and second year of board service following the date each outside director received his initial grant, he or she is entitled to receive a grant of additional Restricted Shares having a value equal to $30,000 and $40,000, respectively. Beginning in 2009, Restricted Shares issuable to the directors during the relevant year will be issued on the date of our annual stockholder’s meeting. Shares will be valued at the closing sale price of our common stock on the day preceding the annual meeting. As a result of moving the grant dates, other than the initial grants to directors in January and June 2008, we did not issue any Restricted Shares to any of the outside directors in 2008 and, accordingly, made catch up Restricted Share grants on the date of the 2009 annual meeting.
In accordance with SFAS 123(R) these Restricted Share awards are measured at the grant-date fair value of our shares as if these shares were vested and issued on the grant date. Based on the fair value of our shares at the grant date, total compensation cost for the 3,948 restricted shares awarded during 2007 and 2008 amounted to $149,470. For the years ended December 31, 2009, 2008 and 2007, we recognized $27,944, $105,560 and $15,966 of compensation expense related to these awards, respectively, which are included in operating expenses in the accompanying consolidated statements of income. As of December 31, 2009, the Restricted Shares issued in 2007 and 2008 are fully vested and are not restricted anymore.
The additional grants of shares for fixed amounts of $30,000 and $40,000 were classified as liabilities in the accompanying consolidated balance sheet up to June 10, 2009, the issuance date. On June 10, 2009, the Company issued 2,305 and 8,350 shares related to the abovementioned additional Restricted Shares for the first and second year of board service following the date each outside director received their initial grant, respectively. The 8,350 shares related to the second year are restricted shares and will vest on June 10, 2010. Non-vested shares awarded to employees are measured at their fair market value by the grant-date price of our shares. As from the issuance date, the outstanding liabilities amounting to $171,099 as well as all future compensation cost is classified as equity. For the years ended December 31, 2009, 2008 and 2007, we recognized $85,689, $115,566 and $16,283, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.
To date, all Restricted Shares have been granted pursuant to our Amended and Restated 1999 Stock Option and Restricted Stock Plan.
In addition, on August 8, 2008 the Board of Directors approved a four year employee retention program (the “2008 LTRP”) payable 50% in cash and 50% in shares subject to certain performance conditions which were satsified. Subject to an employee’s continued employment as of the applilcable payment date, the vesting schedule for awards under the 2008 LTRP is as follows:
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

The total compensation cost of the 2008 LTRP amounts to approximately $1.8 million, including cash and shares. The 21,591 shares to be issued in the four years of the plan were valued at the grant-date fair market value of $36.8 per share. For the year ended December 31, 2009, the related accrued compensation expense was $0.4 million corresponding $0.2 million to the share portion of the award credited to Additional Paid-in Capital and $0.2 million to the cash portion included in the Balance Sheet as Social security payable. As of December 31, 2008, the related accrued compensation expense was $0.8 million corresponding $0.3 million to the share portion of the award credited to Additional Paid-in Capital and $0.5 to the cash portion which includes the Social security payable.
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
As of December 31, 2009, the total compensation cost of the 2009 LTRP amounts to approximately $5.8 million and the related accrued compensation expense for the year ended December 31, 2009 was $1.5 million.
Stock option awards granted under the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. As of December 31, 2009, there were 283,874 shares of Common Stock available for additional awards under the Plan.
Stock options are accounted for at their grant date fair value. Fair value of stock options is calculated using the Black-Scholes option pricing model. This calculation is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from historical amounts.
Stock-based compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007 was $1,752, $4,719 and $15,477, respectively. Stock-based compensation expense is based on the estimated portion of the awards that are expected to vest.
As of December 31, 2009, total stock-based compensation expense related to non-vested stock options not yet recognized amounts to $244 and the weighted-average period in which it is expected to be recognized is 1 year.
There was no granting during the period from January 1, 2007 to December 31, 2009.

Recent accounting pronouncements
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, in order to address practice issues highlighted most recently by events related to the economic downturn. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. The new accounting guidance is effective to new transfers of financial assets occurring from January 1, 2010. The implementation of the new accounting guidance will not have significant effect on the company’s financial statements.
Results of operations
The following table sets forth, for the periods presented, certain data from our consolidated statement of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

	Year Ended December 31,
	2007	2008	2009

Net revenues	$85.1	$137.0	$172.8
Cost of net revenues	(18.3)	(27.5)	(36.0)

Gross profit	66.9	109.5	136.9

Operating expenses:
Product and technology development	(4.4)	(7.3)	(12.1)
Sales and marketing	(27.6)	(40.0)	(42.9)
General and administrative	(13.2)	(22.8)	(25.8)
Compensation cost related to acquisitions	—	(1.9)	—

Total operating expenses	(45.2)	(72.0)	(80.9)

Income from operations	21.7	37.5	56.0

Other income (expenses):
Interest income and other financial gains	1.6	1.8	2.7
Interest expense and other financial charges	(2.7)	(8.4)	(13.4)
Foreign currency loss	(3.1)	(1.5)	(2.7)
Other income (expenses), net	(3.0)	0.1	—

Net income before income / asset tax expense	14.4	29.4	42.7

Income / asset tax expense	(4.7)	(10.6)	(9.5)

Net income	$9.7	$18.8	$33.2

Accretion of preferred stock	(0.3)	—	—

Net income available to common shareholders	$9.4	$18.8	$33.2

The table above may not total due to rounding.

	Year Ended December 31,
(% of net revenues)	2007	2008	2009
Net revenues	100%	100%	100%
Cost of net revenues	(21.5)	(20.1)	(20.8)

Gross profit	78.5	79.9	79.2

Operating expenses:
Product and technology development	(5.1)	(5.3)	(7.0)
Sales and marketing	(32.4)	(29.2)	(24.8)
General and administrative	(15.5)	(16.6)	(15.0)
Compensation cost related to acquisitions	—	(1.4)	—

Total operating expenses	(53.1)	(52.5)	(46.8)

Income from operations	25.4	27.4	32.4

Other income (expenses):
Interest income and other financial gains	1.9	1.3	1.6
Interest expense and other financial charges	(3.2)	(6.2)	(7.7)
Foreign currency loss	(3.6)	(1.1)	(1.5)
Other income (expenses), net	(3.5)	—	—

Net income before income / asset tax expense	16.9	21.5	24.7

Income / asset tax expense	(5.6)	(7.8)	(5.5)

Net income	11.4	13.7	19.2

Accretion of preferred stock	(0.4)	—	—

Net income available to common shareholders	11.0%	13.7%	19.2%

Principal trends in results of operations
Growth in net revenues from year to year
Since our inception, we have consistently generated revenue growth from our MercadoLibre marketplace and from MercadoPago, driven by the strong growth of our key operational metrics. From 2007 to 2008, our gross merchandise volume increased by 37.5%, our successful items sold increased by 20.6% and MercadoPago total payment volume increased by 62.0%. From 2008 to 2009, those growth rates were 32.3%, 39.6% and 49.5%, respectively. Our growth in net revenues was 61.0% from 2007 to 2008 and 26.1% from 2008 to 2009. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic conditions, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effect of Venezuelan translation and high interest rates, could lead to declining year-to-year net revenues, particularly as measured in U.S. dollars.
Increased diversification of revenues from year to year
Revenues from our Payments business have been increasing at a faster rate than revenues from our Marketplace business, and we anticipate this trend to continue long term. For 2007 and 2008, payments revenues represented 18.3% and 20.0% of our net revenues, respectively. For 2009, revenues from our Payments business represented 25.8% of net revenues. However, this trend is sensitive to macroeconomic fluctuations, including interest rate fluctuations for consumer credit. Accordingly, this revenue diversification trend may be interrupted during economic periods where there are higher costs of lending.
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
Our gross profit margins were 78.5% for 2007, 79.9% for 2008 and 79.2% for 2009. In 2009, variations in gross profit margins are mainly a result of a faster growth in our Payments business as compared to our Marketplace business. Our Payments business has a lower gross profit margin than our Marketplace business. In the future, gross profit margins could decline if the cost of net revenues as a percentage of net revenues increases as our Payments business grows faster than our Marketplace business, if we cannot sustain the economies of scale that we have achieved, or if we decrease the interest fees charged.

Additionally in 2009, our gross profit margin was negatively impacted by the re-measurement of U.S. dollar denominated expenses of our Venezuelan subsidiaries discussed in detail below.
Improving Operating income margins
We have generated and expect to continue generating economies of scale in operating expenses. For the past three years, our operating income margins, defined as our income from operations as a percentage of net revenues has improved from 25.4% for 2007, to 27.4% for 2008, and to 32.4% for 2009, mostly as a result of the impact of economies of scale. We anticipate, however, that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.
Growth in Net Income
We have generated growth in our net income as a consequence of the above mentioned trends. For 2007 net income was $9.7 million. In 2008 our net income grew by 94.1% to $18.8 million. For 2009 our net income grew 76.5% to $33.2 million. However, as mentioned above, if any of these trends were to revert, our net income growth could be affected, or could even become negative on a year-to-year basis.
Year ended December 31, 2009 compared to year ended December 31, 2008
Net revenues

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Business:
Marketplaces	$128.2	$109.6	$18.6	17.0%
Payments	44.6	27.4	17.2	62.6%

Total Net Revenues	$172.8	$137.0	$35.8	26.1%

Total net revenues increased by 26.1% from 2008 to 2009. Measured in local currencies, net revenues grew 42.6% in the year ended December 31, 2009 compared to the same year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2008 and applying them to the corresponding months in 2009, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
The growth in MercadoLibre marketplace revenues from 2008 to 2009 resulted principally from a 32.3% increase in the gross merchandise volume transacted through our platform, partially offset by a decrease in our Marketplace take rate, defined as Marketplace revenues as a percentage of gross merchandise volume, from 5.3% for 2008 to 4.7% for 2009. The decrease in take rate was principally due to (i) higher growth in our smaller country operations that have a lower take rate, (ii) higher growth of final value listings as compared to up-front fee listings, which have a marginally lower take rate and (iii) the impact of currency devaluation on certain fixed components of our fee structure. In addition, there was a 39.6% increase in our successful items sold, defined as the number of items that were sold through the marketplace.
The growth in MercadoPago revenues from 2008 to 2009 resulted principally from a 49.5% increase in the total payments volume completed on our MercadoPago payments platform. The use of MercadoPago increased to 13.9% of our gross merchandise volume for 2009 from 12.3% for 2008. In the same periods, our payments take rate, defined as payments revenues as a percentage of total payment volume, increased from 10.7% to 11.7% (see “Description of Line items: Net Revenue” section for an explanation on how revenues are recorded for MercadoPago installments).

The following table summarizes the changes in net revenues by segment for the years ended December 31, 2009 and 2008:

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Segment:
Brazil Marketplace	$54.6	$50.5	$4.1	8.1%
Argentina Marketplace	23.5	18.2	5.3	28.5%
Mexico Marketplace	13.7	12.5	1.2	9.8%
Venezuela Marketplace	26.2	22.0	4.2	19.3%
Others Marketplace	10.2	6.4	3.8	60.4%
Payments	44.6	27.4	17.2	62.6%

Total Net Revenues	$172.8	$137.0	$35.8	26.1%

On a segment basis, our net revenues for the year ended December 31, 2009 as compared to the year ended December 31, 2008, increased across all segments. In local currency, our Marketplace revenues in Brazil grew 16.3% in the year ended December 31, 2009 compared to the same period a year earlier.
The following table summarizes the changes in net revenues of both our Marketplace and Payments business on an aggregate basis by geography for the years ended December 31, 2009 and 2008:

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Geography:
Brazil	$93.1	$73.7	$19.4	26.3%
Venezuela	27.3	23.1	4.2	18.2%
Argentina	26.7	19.9	6.8	34.6%
México	15.3	13.9	1.4	10.2%
Other Countries	10.4	6.4	4.0	60.8%

Total Net Revenues	$172.8	$137.0	$35.8	26.1%

Based on geography, our net revenues for the year ended December 31, 2009 as compared to the same period ended December 31, 2008, increased across all geographies.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%
2007
Net Revenues	$16.5	$19.0	$22.8	$26.9
Percent change from prior quarter	6%	15%	20%	18%
The 2009 fourth quarter decrease in net revenues is a consequence of the change in our Venezuelan translation rate from the official exchange rate of 2.15 to the parallel exchange rate of 5.67. See “Critical accounting policies and estimates — Foreign Currency Translation” for more detail.
Cost of net revenues

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$36.0	$27.5	$8.5	30.9%

As a percentage of net revenues	20.8%	20.1%
The increase in cost of net revenues was primarily attributable to additional collections costs, sales taxes, other costs related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries and customer support expenditures. The collections fees increased by $3.1 million, or 28.1% in 2009 compared to 2008. Collections charges tend to increase at about the same pace as net revenues, since most of the associated costs grow with our transaction volume. Taxes on our net revenues increased by $2.6 million, or 31.5%. These taxes represented 6.2% of net revenues in 2009. Other costs related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries increased by $1.5, or 528.8% for 2009 compared to 2008. For the year ended December 31, 2009, these expenses were re-measured until September 30, 2009 at an average parallel exchange rate of 6.15 “Bolivares Fuertes” per U.S. dollar, then translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar) and since October 1, 2009 were translated at the parallel exchange rate (the average parallel exchange rate for the fourth quarter was 5.67 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
We also increased expenditures for our in-house customer support operations in the amount of $1.6 million, an increase of 24.2% compared to 2008, as compensation costs increased and we invested in improved service and initiatives to combat fraud, illegal items and fee evasion. The cost of net revenues margin increase 0.7% from 20.1% in 2008 to 20.8% in 2009 due to a faster growth in our Payments business as compared to our marketplace business. Our Payments business has a lower gross profit margin than our Marketplace business.

Product and technology development

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$12.1	$7.3	$4.8	66.1%

As a percentage of net revenues	7.0%	5.3%
The growth in product and technology development expenses was primarily attributable to $1.8 million of expenses for certain income tax withholdings related to our Argentine and Brazilian operations for the year ended December 31, 2009, and a $1.9 million or 49.4% increase in compensation costs for the year ended December 31, 2009 over the same period for 2008. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.
In addition, for the year ended December 31, 2009, product and technology development expenses increased by $0.7 million, over the comparable period for 2008 due to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries. For the year ended December 31, 2009, these expenses were re-measured until September 30, 2009 at an average parallel exchange rate of 6.15 “Bolivares Fuertes” per U.S. dollar, then translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar) until September 30, 2009 and since October 1, 2009 were translated at the parallel exchange rate (the average parallel exchange rate for the fourth quarter was 5.67 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
Sales and marketing

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$42.9	$40.0	$2.9	7.2%

As a percentage of net revenues	24.8%	29.2%
Sales and marketing expenses increased by $2.0 million or 31.1%, due to increases in salaries to retain talent. The increase in sales and marketing expense was also related to a $1.7 million increase in expenses related to our affiliate program during the year ended December 31, 2009 as compared to the previous year. Bad debt charges for the year ended December 31, 2009, increased by $1.4 million from 2008, and represented 5.8% of net revenues in 2009, versus 6.3% for the same period in 2008. The increase in sales and marketing expenses for the year ended December 31, 2009 was partially offset by a $4.3 million decrease in our online advertising expenses related to strategic deals, as we have found better rates at which to drive traffic to our sites over the year ended December 31, 2009. The decrease in online advertising expense was partially offset by an increase of $0.6 million related to off-line marketing expenses and a $1.5 million charge related to the re-measurement of the U.S. dollars denominated online advertising expenses of our Venezuelan subsidiaries. For the year ended December 31, 2009, these expenses were re-measured until September 30, 2009 at an average parallel exchange rate of 6.15 “Bolivares Fuertes” per U.S. dollar, then translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar) and since October 1, 2009 were translated at the parallel exchange rate (the average parallel exchange rate for the fourth quarter was 5.67 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S. Online advertising represented 11.1% of our net revenues in the year ended December 31, 2009, down from 14.8% for 2008.

General and administrative

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

General and administrative	$25.8	$22.8	$3.1	13.6%

As a percentage of net revenues	15.0%	16.6%
The major component that drove the increase in general and administrative expenses in 2009 was a $2.5 million charge related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries discussed in detail above and certain income tax withholdings related to our Argentine and Brazilian operations. In addition, general and administrative expenses grew as a consequence of an increase in compensation costs of $1.8 million or 17.2% from 2008 to 2009. These added compensation costs are primarily attributable to the 2008 and 2009 long term retention plan compensation costs accrued in 2009 versus a lower impact in 2008, increases in salaries to retain talent, hiring of more senior managers in Brazil and compensation for outside directors.
The increase in general and administrative expenses was partially offset by a $0.8 million decrease of outside service fees attributable to decreased legal expenses primarily in Brazil and the U.S. and decreased audit expenses and a $0.4 million decrease in travel and accommodation expenses and other general and administrative expenses.
Compensation cost related to acquisitions
As part of CMG acquisition, which closed in the first quarter of 2008, $2.0 million of the purchase price was placed into an escrow account for twelve months in order to secure the obligations of the shareholders that remained as managers. On June 27, 2008, we released to the former shareholders $1.9 million of the total Management Escrow Agreement, in exchange for a discount. This amount was recorded as operating expense, instead of considering such payment as part of the purchase price (See note 6 to our consolidated financial statements included in this report). The compensation expenses related to the acquisition were fully accrued in the second quarter of 2008.
Other income (expenses), net

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Other income (expenses)	$-13.3	$-8.1	$-5.2	64.9%

As a percentage of net revenues	-7.7%	-5.9%
The increase in other expenses during the year ended December 31, 2009 was primarily a result of an increase in interest expense and other financial charges from $8.5 million in 2008 to $13.4 million in 2009. The increase of interest expense was mainly attributable to a $4.5 million increase in interest expenses from $7.2 million for 2008 to $11.7 million for 2009, as a result of financing incurred by selling all our credit card coupons to fund working capital needs in our Payments operations in Brazil and to a $0.4 million increase from $0.3 million in 2008 to $0.7 million in 2009 related to the seller financing of the DeRemate acquisition. In addition, other expenses grew due to a $1.2 million increase in foreign currency losses, from $1.5 million for 2008 to $2.7 million in 2009. The increase in foreign currency losses was primarily due to losses in Brazil attributable to the impact of the local currency appreciation on the cash balances held by our Brazilian subsidiary in U.S. dollars.
The interest expense and foreign losses increases were partially offset by a $0.9 million increase in interest income and other financial charges to $2.7 million in 2009 from $1.8 million in 2008. The increase in interest income and other financial charges are mainly attributable to interest income from our investments and also to accrued gains related to changes in the fair value of put options.

Income and asset tax expense

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %

Income and asset tax	9.5	10.6	(1.1)	-10.6%

As a percentage of net revenues	5.5%	7.8%
The decrease in our Income and asset tax expense was driven by the reversal of certain foreign and domestic valuation allowances for $4.1 million derived from our tax planning strategies implemented during the year designed to more efficiently use our accumulated tax loss carryforward credits from acquired companies. We are still evaluating other tax planning strategies which at the date of this report are not considered feasible. In addition, the decrease in our income and asset tax expense was a consequence of a $0.3 million reduction of the impact of the Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)” from $0.8 million in 2008 to $0.5 million in 2009. Additionally, in year ended December 31, 2008, part of the foreign exchange losses in Venezuela were not deductible and our blended tax rate was impacted by $1.9 million of accrued compensation expenses related to CMG acquisition (See “Compensation Cost related to acquisitions” above), as this charge reduced pre-tax income, but the related tax credit had a full valuation allowance.
Our blended tax rate is defined as income and asset tax expense as a percentage of income before income and asset tax. Our effective income tax rate is defined as the provision for income taxes as a percentage of pre tax income. The effective income tax rate excludes the effects of the deferred income tax, and of the “IETU” tax.
The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
	2009	2008

Blended tax rate	22.3%	36.1%
Effective tax rate	26.9%	27.7%
Year ended December 31, 2008 compared to year ended December 31, 2007
Net revenues

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Business:
Marketplaces	$109.6	$69.5	$40.1	57.6%
Payments	27.4	15.6	11.8	75.8%

Total Net Revenues	$137.0	$85.1	$51.9	61.0%

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
The following table summarizes the changes in net revenues by segment for the years ended December 31, 2008 and 2007:

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Segment:
Brazil Marketplace	$50.5	$37.6	$12.9	34.5%
Argentina Marketplace	18.3	11.3	6.9	60.9%
Mexico Marketplace	12.5	9.6	2.8	29.6%
Venezuela Marketplace	22.0	7.1	14.9	210.1%
Others Marketplace	6.4	3.9	2.5	63.3%
Payments	27.4	15.6	11.8	75.8%

Total Net Revenues	$137.0	$85.1	$51.9	61.0%

The following table summarizes the changes in net revenues of both our Marketplace and Payments business on an aggregate basis by geography for the years ended December 31, 2008 and 2007:

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Geography:
Brazil	$73.7	$50.3	$23.4	46.6%
Venezuela	23.1	7.7	15.4	201.1%
Argentina	19.9	12.6	7.3	57.9%
México	13.9	10.7	3.2	29.9%
Other Countries	6.4	3.9	2.5	65.1%

Total Net Revenues	$137.0	$85.1	$51.9	61.0%

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%
2007
Net Revenues	$16.5	$19.0	$22.8	$26.9
Percent change from prior quarter	6%	15%	20%	18%

Cost of net revenues

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$27.5	$18.3	$9.3	50.7%

As a percentage of net revenues	20.1%	21.5%
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
Product and technology development

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$7.3	$4.4	$2.9	67.2%

As a percentage of net revenues	5.3%	5.1%
The growth in product and technology development expenses was primarily attributable to an increase in compensation costs in the amount of $2.0 million, an increase of 109.1% from 2007. These added compensation expenses, were primarily related to the addition of engineers, in both our Buenos Aires and San Luis development centers, to implement planned upgrades and new features to our platform and to a lesser extent related to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our commerce platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in additional engineering personnel to meet the increasingly sophisticated product expectations of our customer base.
Product and technology development expenses also grew as a consequence of an increase in maintenance expenses of $0.4 million or 72.5% compared to 2007 and an increase in depreciation and amortization expenses related to product and technology development of $0.4 million, or 18.9% compared to 2007.
Sales and marketing

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$40.0	$27.6	$12.4	44.8%

As a percentage of net revenues	29.2%	32.4%
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

General and administrative

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

General and administrative	$22.8	$13.2	$9.5	72.1%

As a percentage of net revenues	16.6%	15.5%
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
Compensation cost related to acquisitions
As part of CMG acquisition, which closed in the first quarter of 2008, $2.0 million of the purchase price was placed into an escrow account for twelve months in order to secure the obligations of the shareholders that remained as managers. On June 27, 2008, we released to the former shareholders $1.9 million of the total Management Escrow Agreement, in exchange for a discount. This amount was recorded as operating expense, instead of considering such payment as part of the purchase price (See note 6 to our consolidated financial statements included in this report). The compensation expenses related to the acquisition were fully accrued in the second quarter of 2008.
Other income (expenses), net

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Other income (expenses)	$-8.1	$-7.2	$-0.9	11.8%

As a percentage of net revenues	-5.9%	-8.5%
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
The increase in interest expenses was partially offset by a $1.6 million decrease in foreign currency losses from $3.1 million in 2007, to $1.5 million in 2008. This decrease was primarily due to a foreign currency gain of $4.2 million recorded in the fourth quarter of 2008, which was mainly a result of a positive impact of the net assets denominated in U.S. dollars position of our Venezuelan subsidiaries. Venezuela has a dual exchange rate system that comprises an official exchange rate which was $2.15 “Bolivares Fuertes” per U.S. dollar at December 31, 2008, and a parallel exchange rate that was $5.4 “Bolivares Fuertes” per U.S. dollar at December 31, 2008. Based on a change in the accounting standards to International Financial Reporting Standard (“IFRS”) implemented by Venezuela in 2008, which establishes that the parallel exchange rate should be used to account for assets and liabilities in U.S. dollars in the statutory local Financial Statements, we will be recording positive retained earnings in our two main subsidiaries in Venezuela, MercadoLibre Venezuela S.A. and Grupo Veneclasificados C.A., as of December 31, 2008. We anticipated that this positive result will allow us to access U.S. dollars at the official exchange rate, after a process that includes obtaining approval from the Venezuelan Commission of Exchange Administration (“CADIVI”), to distribute dividends. If the CADIVI approves the transaction, the Venezuelan subsidiaries could then sell U.S. dollars held in the United States at the parallel exchange rate, buy “Bolivares Fuertes”, and then distribute dividends buying the U.S. dollars at the official exchange rate. Therefore, based on paragraph 27a of FAS 52 “Foreign Currency Translation”, the Venezuelan subsidiaries have re-measured the asset and liabilities in U.S. dollar balances outstanding at the December 31, 2008 parallel exchange rate. Further, in accordance with paragraph 27b of FAS 52, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which at December 31, 2008 is the official exchange rate. According to the International Practices Task Force Joint Meeting with SEC Staff of June 2, 2008, the existence of a parallel market does not constitute unusual circumstances potentially justifying the use of an exchange rate other than the official rate for purposes of foreign currency translation. Before the fourth quarter of 2008, this asset position, which is mainly comprised of cash and short-term investments held in US bank accounts, had been historically re-measured at the official exchange rate of 2.15 “Bolivares Fuertes” per US dollar, because (a) the subsidiaries used the US bank account balances to pay foreign suppliers, (b) there was no management intention to return those funds to Venezuela and (c) MercadoLibre Venezuela had no accumulated profits to make a dividend distribution for statutory purposes. That re-measurement of the net asset position contributed a positive $5.0 million foreign currency gain in the fourth quarter of 2008 in our Consolidated Statements of Income and $3.6 million for the full year. The after tax positive effect on Net Income of the re-measurement was $3.3 million in the fourth quarter 2008, and $2.4 million for the full year. This re-measurement was included as non-current other assets for $7.8 million in our Consolidated Balance Sheets. The re-measurement of the liabilities amounting to $4.2 million was included in Accounts Payable and accrued expenses. We could have to record foreign currency losses in the future to reverse these gains, or for other factors. Given the risks in Venezuela (see Risk Factors “We may not be able to distribute dividends from our Venezuelan subsidiaries at the official exchange rate as a result of changes in the political, economic or regulatory environment in Venezuela”, and “Political and economic conditions in Venezuela may have an adverse impact on our operations”) Additionally, we had foreign currency losses of $0.8 million in the fourth quarter of 2008, and of $5.1 million in for the full year, in all the other countries combined.
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
Income and asset tax expense

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %

Income and asset tax	10.6	4.7	5.9	124.9%

As a percentage of net revenues	7.8%	5.6%
The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2008 and 2007.

	Year Ended
	December 31,
	2008	2007

Blended tax rate	36.1%	32.8%
Effective tax rate	27.7%	33.2%
The increase of our blended tax rate is consequence of certain factors including the impact of a new $0.8 million Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)”, which affects our Mexican operations, the impact of $0.5 million of foreign exchange losses in Venezuela that were not deductible, and by the impact of $ 1.9 million of accrued compensation expenses because this charge reduced pre-tax income, but the related tax credit had a full valuation allowance. In addition, the 2007 blended tax rate was reduced due to a reverse of the valuation allowance related to our Mexican operations for $2.0 millions. Our blended tax rate in 2007, without including the reverse of the Mexican valuation allowance, would have been 44.6%.
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

Factors affecting results of operations and financial condition
Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets such as online commerce and emerging markets like Latin America. To address these risks and uncertainties, we must, among other things, maintain and increase the number of our confirmed registered users, items listed on our service and completed transactions, maintain and enhance our brand, implement and execute our business and marketing strategy successfully, continue to develop and upgrade our technology and information-processing systems, continue to enhance the MercadoLibre and MercadoPago services to meet the needs of a changing market, provide superior customer service, respond to competitive developments, and attract, integrate, retain and motivate qualified personnel. Accordingly, we intend to invest heavily in marketing and promotion, site development, technology and operating infrastructure development and personnel. We cannot, however, assure you that we will be successful in accomplishing all of these goals, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.
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

At December 31, 2009, our principal source of liquidity was $64.4 million of cash and cash equivalents and short-term investments and $19.5 million of long-term investments (mainly time deposits) provided by cash generated from operations as well as the net proceeds of our initial public offering.
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
The following table presents our cash flows from operating activities, investing activities and financing activities for the three years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
(In millions)	2009	2008(*)	2007(*)
Net cash provided by operating activities	$49.7	$55.8	$7.6
Net cash used in investing activities	(3.1)	(38.9)	(49.4)
Net cash (used in) provided by financing activities	(15.3)	(11.7)	50.2

Effect of exchange rates on cash and cash equivalents	1.0	(3.5)	0.1

Total increase in cash and cash equivalents	$32.3	$1.8	$8.5

(*)	Certain items have been reclassified to comform with actual presentation. See Note 2 “Out of period adjustments” to our consolidated financial statements for more detail.
Net cash provided by operating activities

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:
Operating activities	$49.7	$55.8	$-6.1	-10.9%
The decrease in net cash provided by operating activities during the year ended December 31, 2009 was mainly attributable to a $17.4 million decreases in working capital in our Payments segment, derived mostly from the sale of credit cards receivables to financial institutions and increases of funds payable to customers due to a higher amount of transactions in 2009. Net cash provided by operating activities in 2008 included approximately $35 million mostly related to the one-off effect of discounting previous quarters MercadoPago credit cards receivables in October. Net cash provided by operating activities also decreased due to a $7.0 million increase in accounts receivable, a $2.4 million decrease in other liabilities and a $1.9 million decrease in accounts payable and accrued expenses.
These decreases in cash provided by operations were partially offset by a $14.4 million increase in net income. In addition, cash provided by operations in 2008 was affected by the decrease in non-cash charges to earnings such as foreign currency gains of $7.8 million related to our Venezuelan cash and cash equivalents and investments (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year ended December 31, 2008 compared to year ended December 31, 2007 — Other income (expenses)”, and Note 5 — Other Non Current Assets to our consolidated financial statements for more detail)..

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:
Operating activities	$55.8	$7.6	$48.2	633.2%

For 2008, the increase in our net cash provided by operating activities was primarily a result of a decrease in funds receivable from customers of $42.1 million from $(15.5) million in 2007 to $26.6 million in 2008, mainly due to sales of credit card receivables to financial institutions in order to finance our MercadoPago business, whereas in the past we had sold only a portion of the credit card receivables we held. Starting in the fourth quarter of 2008, we transferred credit card receivables to financial institutions accounted for as a sale of financial assets, at that time related to “Funds Receivable from Customers” in our MercadoPago business. For that reason as of December 31, 2008 we no longer recognized the credit card portfolio as assets and no liability was recorded. This sale of receivables generated significant additional cash provided by operating activities. Additionally, net cash provided by operating activities was impacted by an increase in net income of $9.1 million to $18.8 million for 2008, from $9.7 million in 2007. Net cash provided by operating activities also increased as a consequence of a $4.8 million decreases in accounts receivable, and $6.3 million increase in accounts payable.
These increases in cash provided by operations were partially offset by a decrease of $3.1 million in funds payable to customers related to our Payments segment, from $5.4 million for the year ended December 31, 2007 to $2.3 million for the same period in 2008. Also affecting cash provided by operations were the decrease in non-cash charges to earnings such as foreign currency gains of $7.8 million related to our Venezuelan cash and cash equivalents and investments (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year ended December 31, 2008 compared to year ended December 31, 2007 — Other income (expenses)”, and note 5 — Other Non Current Assets to our consolidated financial statements for more detail), changes in fair value of warrants during the year ended December 31, 2007 of $3.0 million, and the increase in other liabilities of $1.6 million.
For 2007, our net cash provided by operating activities was $6.8 million. The annual cash flow provided by operating activities was lower than net income for the year, because we began to finance Payments funds payable with loans backed with Payments credit card receivables, which are recorded as financial debt, and not as a reduction in the receivable balance, and therefore the cash inflow is recorded as cash flow from financing activities in the statements of cash flows, and not as cash flow from operating activities.
Net cash used in investing activities

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Cash (used in) provided by:
Investment activities	$(3.1)	$(38.9)	$35.8	-92.1%
Net cash used in investing activities in 2009 resulted from $4.8 million of cash in the year ended December 31, 2009 to make capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment. Additionally, purchases of investments for $80.1 million were offset by proceeds from the sale and maturity of investments for $81.7 million as part of our financial strategy.
As of December 31, 2008, net cash used in investing activities resulted primarily from the payments for CMG and DeRemate acquisitions, net of cash acquired for $39.2 million. The purchase of DeRemate includes the fair value of the assets and liabilities acquired of $(0.8) million, customer lists and non-compete agreement net of tax of $1.2 million and goodwill of $39.6 million. The related DeRemate acquisition outflow on our statement of cash flow does not include $18.0 million of promissory notes issued to the seller. The purchase of 100% of the issued and outstanding shares of capital stock of CMG includes the fair value of the assets and liabilities acquired of $0.7 million, trademarks of $5.6 million and goodwill of $13.0 million. The outflow shown in our statement of cash flow is net of cash acquired (0.5) million and does not consider $1.9 million recorded as compensation expense and not as part of the purchase price (See Note 6 to our consolidated financial statements and “Compensation Cost related to acquisitions” above). Additionally, purchases of investments accounted for $110.1 million of cash used in investing activities during the year ended December 31, 2008, as part of our financial investment strategy and capital expenditures of $5.0 million. This consumption of cash was partially offset during the first nine months of 2008 by proceeds from the sale of investments for $115.3 million also part of our financial strategy.

	Year Ended		Change from 2007
	December 31,		to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Net Cash (used in) provided by:
Investment activities	$(38.9)	$(49.4)	$10.5	-21.3%
For 2008, net cash used in investing activities resulted mainly from purchases of investments in the amount of $110.1 million which includes $3.3 million for our real estate investment in the Arias trust and payments made for the CMG and DeRemate acquisitions, net of cash acquired, for $39.2 million.
The purchase of DeRemate, includes the fair value of the assets and liabilities acquired of $(0.8) million, customer lists and non-compete agreement net of tax of $1.2 million and goodwill of $39.6 million and the purchase of 100% of the issued and outstanding shares of capital stock of CMG which includes the fair value of the assets and liabilities acquired of $0.7 million, trademarks of $5.6 million and goodwill of $13.0 million. The CMG acquisition related cash outflow on our statement of cash flows amounted to $16.8 million which is net of $0.5 million of cash acquired and excludes $ 1.9 million recorded as compensation expense and not as part of the purchase price (See Note 6 to our consolidated financial statements and “General and Administrative” above). The DeRemate acquisition related outflow on our statement of cash flows does not include $17.5 million of promissory notes issued to the seller net of certain working capital adjustments. Additionally, net cash used in investing activities includes $5.0 million of capital expenditures related to technological equipment, software licenses and to a lesser degree office equipment.
During the year ended December 31, 2008, the use of cash for investment activities was partially offset by our receipt of $115.3 million of cash proceeds from the sale and maturity of investments mainly due to sale of investments to pay acquisitions and as part of our financial strategy. For 2007, net cash used in investing activities was $49.4. Net cash used in investing activities resulted primarily from purchases of investment grade-listed debt securities with a portion of the proceeds from our initial public offering in August 2007, as part of our financial investment strategy, partially offset by proceeds from the sale of investments (primarily debt securities and certificates of deposit).
Net cash provided by (used in) financing activities

	Year Ended December 31,		Change from 2008 to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:
Financing activities	$(15.3)	$(11.7)	$(3.6)	31.2%
For the year ended December 31, 2009, our primary use of cash for financing activities was related to a reduction in short term debts related to a $15.0 million payment of DeRemate acquisition seller financing. For the year ended December 31, 2008, our primary use of cash for financing activities was a reduction in our financing from loans backed by Payments credit card receivables. Since the fourth quarter of 2008, we began to sell all the credit card coupons related to “Funds Receivable from Customers” in our MercadoPago business to financial institutions and accounted for as a sale of financial assets. For that reason we no longer recognized the credit card portfolio as assets and no liability was recorded. The difference in the accounting treatment generates a decrease in net cash used in financing activities.
In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

	Year Ended December 31,		Change from 2007 to 2008
	2008	2007	in Dollars	in %
	(in millions, except percentages)

Net Cash (used in) provided by:
Financing activities	$(11.7)	$50.2	$(61.9)	-123.2%

During 2008, the main factor that contributed to our use of cash in financing activities was a reduction in our financing from loans backed by Payments credit card receivables of $9.1 million, and $2.6 million used to repurchase shares of our common stock (See note 18 to our consolidated financial statements). During 2008, we transferred credit card receivables to financial institutions accounted for as a sale of financial assets. For that reason as of December 31, 2008 we no longer recognized the credit card portfolio as assets and no liability was recorded. The loans backed by credit card receivables used in 2007 were recorded keeping the credit card portfolio as an account receivable and a debt for the commitments with banks. The difference in the accounting treatment generates the decrease in net cash provided by (used in) financing activities.
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
Net cash provided by financing activities for 2007 was mainly attributable to the issuance of common stock from our initial public offering
Debt
In connection with the DeRemate acquisition, on September 5, 2008, we issued to the Seller ten unsecured promissory notes in the aggregate principal amount of $18 million. On June 3, 2009, August 31, 2009 and December 4, 2009 the Company paid to the Sellers $3,113,203, $9,470,222 and $3,018,893, respectively for principal and accrued interest. The outstanding promissory notes mature on March 5, 2010 for a principal amount of $3,000,000. The promissory notes bear interest at the rate of 3.17875% plus 2.5% for the remaining period up to their maturity and can be prepaid by us without penalty. As of December 31, 2009 the balance of the promissory notes was disclosed in our balance sheet for $3.0 million as principal and $0.2 million as interest accrued. Pursuant to the terms of the notes, we have agreed that, for as long as the notes are outstanding, we will not incur indebtedness, on a consolidated basis, in excess of $55 million (including the debt incurred under the notes), except for intercompany debt or guarantees and guarantees provided by us or our affiliates under any discount of funds receivable from customers of MercadoPago.
In 2007, we began to finance Payments funds payable in part with loans backed by Payments credit card receivables, which were recorded as financial debt, and not as a reduction in the receivable balance. As of December 31, 2007, we had $9.7 million in loans of this type. As a result, the cash inflow was recorded as cash flow from financing activities in the statements of cash flows, and not as cash flow from operating activities. As discussed in “Net cash provided by (used in) financing activities” section, during 2008, we have been primarily transferring credit card receivables to financial institutions, accounted for as a sale of financial assets and for that reason no liability has been recorded as of December 31, 2008 and 2009.
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
Capital expenditures
Our capital expenditures decreased $0.2 million, to $4.8 million in 2009 as compared to $5.0 million in 2008. The Company maintained the same level of investment on hardware and software licenses necessary to maintain and update the technology of our platform, cost of computer software developed internally, office equipment and new office space. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.
In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of December 31, 2009, the Argentine subsidiary has paid $7.2 million into the trust. For U.S. GAAP purposes the investment was recorded as a long term investment instead of as Property and Equipment. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in our balance sheet.
We believe that our existing cash and cash equivalents, including the net proceeds from our initial public offering, sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to repay the promissory notes related to the DeRemate Operations acquisition and other obligations going forward.

Off-balance sheet arrangements
At December 31, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.
Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at December 31, 2009 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	Years	years	5 years
Operating lease obligations (1)	$2.9	$1.5	$1.1	$0.3	$—
Purchase obligations (2)	6.0	5.5	0.5	—	—

Total	$8.9	$7.0	$1.6	$0.3	$—

(1)	Includes leases of office space.

(2)
On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust, which investment represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. We expect to relocate our office headquarters to this newly acquired office space upon completion of the building, which we expect to occur in the third quarter of 2010. As of December 31, 2009, the Argentine subsidiary has invested $7.2 million in the aforementioned trust and is expected to invest an additional $2.2 million in the following 6 months. Due to the impact of inflation and/or currency fluctuations, future payments could differ from our estimates. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group.

In connection with the DeRemate acquisition, the Company issued to the Sellers unsecured promissory notes. As of December 31, 2009, the outstanding principal amount of the debt was $3.0 million. The outstanding promissory notes mature on March 5, 2010. The promissory notes were issued on September 5, 2008 and bear interest at the rate of 3.17875% plus 2.5% for the remaining period up to their maturity and can be prepaid by us without penalty.
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

Foreign Currencies Risk
At December 31, 2009, the Seller financing related to the acquisition of DeRemate consisting of unsecured promissory notes for an aggregate principal amount of $3.0 million was denominated in U.S. dollars. We also hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency. At December 31, 2009, the total cash and cash equivalents denominated in foreign currencies totaled $18.9 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $8.3 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At December 31, 2009, our dollar-denominated cash and cash equivalents and short-term investments totaled $45.2 million and our dollar-denominated long-term investments totaled $26.6 million. For the year ended December 31, 2009, we incurred foreign currency losses in the amount of $2.7 million as the cash and investment balances of the subsidiaries held in U.S. dollars depreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Year ended December 31, 2009 compared to year ended December 31, 2008 — Other income (expenses)” for more detail).
Our Venezuelan subsidiaries re-measure their foreign currency cash and cash equivalents and investments at the parallel exchange rate of 6.05 “Bolivares Fuertes” per US dollar. During the fourth quarter of 2009, we changed our Venezuelan translation exchange rate from the official exchange rate to the parallel exchange rate. See “Management Discussion and Analysis of Financial Condition and Results of Operations — Critical accounting policies and estimates — Foreign Currency Translation”. Consequently, starting in the fourth quarter of 2009, we translated our financial statements using the parallel exchange rate. Our Venezuelan subsidiaries assets and liabilities were translated at the closing parallel exchange rate of 6.05 “Bolivares Fuertes” per US dollar. Accordingly, the foreign currency effect on assets included in “Other non-current assets” in the consolidated balance sheet at September 30, 2009 for $11,222,508 has been reversed as of December 31, 2009, and the corresponding effect was reflected in the currency translation adjustment (CTA) component of other comprehensive income in equity. For the year ended December 31, 2009, Venezuelan subsidiaries dollar denominated expense accounts were re-measured until September 30, 2009 at an average parallel exchange rate of 6.15 “Bolivares Fuertes” per U.S. dollar, then translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar) and since October 1, 2009 were translated at the parallel exchange rate (the average parallel exchange rate for the fourth quarter was 5.67 “Bolivares Fuertes” per U.S. dollar). In 2008, the dollar denominated expenses of our Venezuelan subsidiaries were measured at 2.15 “Bolivares Fuertes” per U.S. dollar and the difference between the parallel exchange rate and the official exchange rate was reflected on the foreign currency line whenever cash in Venezuela was transferred to the U.S.
During May 2009, the International Practices Task Force discussed the highly inflationary status of the Venezuelan economy. Historically, the Task Force has used the Consumer Price Index (CPI) when considering the inflationary status of the Venezuelan economy. The CPI has existed since 1984. However, the CPI covers only the cities of Caracas and Maracaibo. Commencing on January 1, 2008, the National Consumer Price Index (NCPI) has been developed to cover the entire country of Venezuela. Since inflation data is not available to compute a cumulative three year inflation rate for the entire country solely based on the NCPI, the Company uses a blended rate using the NCPI and CPI to calculate Venezuelan inflation rate. The cumulative three year inflation rate as of December 31, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the periods after January 1, 2008. The blended CPI/NCPI three-year inflation index (23 months of NCPI and 13 months of CPI) at November 30, 2009 exceeded 100%. According to US GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1, 2010. Therefore, the Company will transition its Venezuelan operations to highly inflationary status as of January 1, 2010 considering the US dollar as the functional currency.
In addition, if the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in US Dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies, while the re-measurement of our net asset position in US Dollars will have a positive impact in our Statement of Income. During the year ended December 31, 2009, 53.9% of our revenues were denominated in Brazilian reais, 15.8% in Venezuelan “Bolivares Fuertes”, 15.5% in Argentine pesos, 8.9% in Mexican pesos and 6.0% in the currency of other countries.
The following table summarizes the distribution of net revenues based on geography:

	Year Ended December 31,
(In millions)	2007	2008	2009
Brazil	50.3	73.7	93.1
Argentina	12.6	19.9	26.7
Mexico	10.7	13.9	15.3
Venezuela	7.7	23.1	27.3
Other countries	3.9	6.4	10.4

Total	85.1	137.0	172.8

The table below shows the impact on the Company’s Net Revenues, Expenses, Other income and Income tax, Net Income and Shareholders’ Equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of December 31, 2009 and for the year ended December 31, 2009:

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	191.9	172.8	157.2
Expenses	(129.6)	(116.8)	(106.3)

Income from operations	62.3	56.0	50.9

Other income (expenses) and income tax related to P&L items	(22.2)	(20.1)	(18.3)
Foreign Currency impact related to the remeasument of our Net Asset position	(8.5)	(2.7)	1.9

Net income	31.6	33.2	34.5

Total Shareholders’ Equity	115.2	114.2	116.0

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
In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2009 we did not enter into any such agreement.
Interest Rate Risk
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At December 31, 2009, MercadoPago funds receivable from customers totaled approximately $3.8 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
The Seller financing related to the acquisition of DeRemate consisting of an unsecured promissory note for an aggregate principal amount of $3.0 million mature on March 5, 2010. The promissory note was issued on September 5, 2008 and bears interest at 3.17875% plus 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. Fixed rate liabilities may have their fair market value adversely impacted due to a decrease in interest rates.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of the main part of our investments and because all our long-term investments do not exceed a two year period, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of December 31, 2009 or interest expenses derived from discounting our MercadoPago receivables or our promissory note issued in connection with the DeRemate acquisition.

Our short-term investments, which are classified on our balance sheet as current assets in the amount of $14.6 million, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.
Equity Price Risk
In 2009, our Board of Directors approved the 2009 LTRP that will be payable as described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical accounting policies and estimates — Stock-based compensation”.
The 2009 Variable Payment LTRP liability subjects us to equity price risk. At December 31, 2009, the total contractual obligation fair value of our 2009 Variable Payment LTRP liability amounts to $4,457,346. As of December 31, 2009, the accrued liability related to the 2009 Variable Payment portion of the LTRP included in Social security payable in our consolidated balance sheet amounts to $1,335,560. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009 variable payment if our stock price were to increases or decreases by up to 40%.

	As of December 31, 2009
	MercadoLibre, Inc	2009 variable
(In US dollars)	Equity Price	LTRP liability
Change in equity price in percentage

40%	64.05	6,240,285
30%	59.48	5,794,550
20%	54.90	5,348,815
10%	50.33	4,903,081
Static (*)	45.75	4,457,346
-10%	41.18	4,011,611
-20%	36.60	3,565,877
-30%	32.03	3,120,142
-40%	27.45	2,674,408

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this report are included elsewhere in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on the evaluation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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
Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Price Waterhouse & Co. S.R.L., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
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
The information required by this item is included in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Except as set forth below, the information required by this item is included in the 2010 Proxy Statement and is incorporated herein by reference.

The following table represents information as of December 31, 2009 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	Warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	294,529

Equity compensation plans not approved by security holders(1)	18,889	2.02	—

Total	18,889	2.02	294,529

(1)	Our Amended and Restated 1999 Stock Option and Restricted Stock Plan was entered into prior to our IPO.
Amended and Restated 1999 Stock Option and Restricted Stock Plan
Our Stock Option Plan was adopted by the Board on November 3, 1999. The Stock Option Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to our employees, and non-qualified stock options and restricted stock to our employees, directors, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards.” At December 31, 2007, options to purchase a total of 144,174 shares of common stock were outstanding at a weighted average price of $1.04 per share. The Stock Option Plan will terminate on November 3, 2009 or earlier if so determined by our Board.
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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is included in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules . The following financial statements and schedules are included in this report:
(b) Exhibits . The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit
Number	Exhibit Title

2.01
Stock Purchase Agreement, dated August 25, 2008, by and among Hammer.com, LLC, MercadoLibre, Inc., Hispanoamerican Educational Investments BV, S.A. La Nación, DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. (4)

2.02
Asset Purchase Agreement, dated August 25, 2008, by and among Hispanoamerican Educational Investments BV, S.A. La Nación, Intangible Assets LLC, Emprendimientos Veta, S.A., DeRemate.com USA, Inc., MercadoLibre, Inc. and Hammer.com, LLC. (4)

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Lease Agreement, dated as of March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (2) (translated from Spanish)

10.03	Amendment Agreement, dated as of November 13, 2008, to the Lease Agreement, dated March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (5) (translated from Spanish)

10.04	Lease Agreement, dated as of April 1, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish) (5)

10.05	Lease Agreement, dated as of May 5, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish) (5)

10.06	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.07	Property Lease Agreement, dated June 28, 2005, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda. (1)

10.08	Property Lease Agreement, dated as of November 1, 2004, between MercadoLivre.com Atividades de Internet Ltda. and Barros e Spitaletti Empreendimentos Ltda. (1)

10.09	Property Lease Agreement, dated of April, 1, 2008, between MercadoLivre.com Atividades de Internet Ltda. And CNA Spitaletti Construtora e Incorporadora Ltda. (5)

Exhibit
Number	Exhibit Title

10.10	Arias Trust Contract, dated as of June 5, 2006 and amended as of May 29, 2008 (translated from Spanish) (5)

10.11	Management Incentive Bonus Plan of the Registrant. (2)

10.12	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.13	Employment Agreements with Officers.(2)

10.14	Form of Restricted Stock Award for Outside directors. (3)

10.15	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008* (5)

10.16	2009 Equity Compensation Plan* (7)

10.17	2008 Long-Term Retention Plan (6)

10.18	2009 Long-Term Retention Plan (6)
10.19	Property Lease Agreement, dated February 01, 2010, between MercadoLivre.com Atividades de Internet Ltda. and Verbo Empreendimentos e Participações Ltda.*

10.20	Property Lease Agreement, dated June 28, 2005, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda.*

10.21	Amendment Agreement, dated October 30, 2009, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda.*

10.22	Property Lease Agreement, dated as of November 1, 2004, between MercadoLivre.com Atividades de Internet Ltda. and Barros e Spitaletti Empreendimentos Ltda.*

10.23	Amendment Agreement, dated October 30, 2009, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda.*

10.24	Property Lease Agreement, dated of April, 1, 2008, between MercadoLivre.com Atividades de Internet Ltda. and CNA Spitaletti Construtora e Incorporadora Ltda.*

10.25	Amendment Agreement, dated October 30, 2009, between MercadoLivre.com Atividades de Internet Ltda. and CNA Spitaletti Construtora e Incorporadora Ltda.*

10.26	Property Lease Amendment, dated May 5, 2008, between MercadoLibre Venezuela S.A. and G4 Grupo 4 Inmobiliaria Internacional Industrial Comercial, C.A.*

21.01	List of Subsidiaries*

23.01	Consent of Price Watherhouse & Co. S.R.L., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed Herewith

**	Furnished Herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007;

(2)	Incorporate by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008

(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009

(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009

(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperín Marcos Galperín
Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcos Galperín Marcos Galperín	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Hernán Kazah Hernán Kazah	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/s/ Mario Vazquez Mario Vazquez	Director	February 26, 2010

/s/ Anton Levy Anton Levy	Director	February 26, 2010

/s/ Michael Spence Michael Spence	Director	February 26, 2010

/s/ Verónica Allende Serra Veronica Allende Serra	Director	February 26, 2010

/s/ Nicolás Galperín Nicolás Galperín	Director	February 26, 2010

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 26, 2010

/s/ Martin de los Santos Martin de los Santos	Director	February 26, 2010

MercadoLibre, Inc.
Consolidated Financial Statements
as of December 31, 2009 and 2008
and for the three years in the period
ended December 31, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of MercadoLibre, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were an integrated audit in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Price Waterhouse & Co. S.R.L.

By	(Partner) Carlos Martín Barbafina
Buenos Aires, Argentina
February 26, 2010

MercadoLibre Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$49,803,402	$17,474,112
Short-term investments	14,580,185	31,639,400
Accounts receivable, net	4,868,377	3,856,392
Funds receivable from customers	3,785,802	2,322,416
Prepaid expenses	547,138	426,869
Deferred tax assets	5,481,182	1,628,871
Other assets	3,068,930	2,953,164

Total current assets	82,135,016	60,301,224
Non-current assets:
Long-term investments	26,627,357	9,218,153
Property and equipment, net	5,948,276	5,940,160
Goodwill and intangible assets, net	64,338,564	72,911,546
Deferred tax assets	2,897,492	14,270
Other assets	667,944	8,353,396

Total non-current assets	100,479,633	96,437,525
Total assets	$182,614,649	$156,738,749

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,583,053	$16,941,173
Funds payable to customers	31,453,410	14,727,891
Social security payable	7,428,340	4,387,943
Taxes payable	6,797,516	4,989,704
Loans payable and other financial liabilities	3,213,992	14,963,421
Provisions	16,581	299,753

Total current liabilities	60,492,892	56,309,885
Non-current liabilities:
Social security payable	1,355,006	339,854
Loans payable	—	3,050,061
Deferred tax liabilities	5,170,799	2,556,120
Other liabilities	1,402,715	1,058,848

Total non-current liabilities	7,928,520	7,004,883
Total liabilities	$68,421,412	$63,314,768

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,120,269 and 44,070,367 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	$44,120	$44,071
Additional paid-in capital	120,257,998	119,807,007
Retained earnings / (Accumulated deficit)	17,656,537	(15,552,256)
Accumulated other comprehensive loss	(23,765,418)	(10,874,841)

Total shareholders’ equity	114,193,237	93,423,981

Total liabilities and shareholders’ equity	$182,614,649	$156,738,749

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Income
For the three years ended December 31, 2009

	Year Ended December 31,
	2009	2008	2007

Net revenues	$172,843,621	$137,022,620	$85,126,341
Cost of net revenues	(35,958,050)	(27,536,573)	(18,272,940)

Gross profit	136,885,571	109,486,047	66,853,401

Operating expenses:
Product and technology development	(12,140,521)	(7,307,008)	(4,369,376)
Sales and marketing	(42,861,735)	(39,975,307)	(27,598,683)
General and administrative	(25,849,596)	(22,759,931)	(13,223,522)
Compensation cost related to acquisitions (Note 6)	—	(1,919,870)	—

Total operating expenses	(80,851,852)	(71,962,116)	(45,191,581)

Income from operations	56,033,719	37,523,931	21,661,820

Other income (expenses):
Interest income and other financial gains	2,695,109	1,822,385	1,609,403
Interest expense and other financial charges	(13,357,554)	(8,442,427)	(2,737,901)
Foreign currency loss	(2,658,476)	(1,531,144)	(3,106,515)
Other income (expenses), net	—	73,159	(3,006,416)

Net income before income / asset tax expense	42,712,798	29,445,904	14,420,391

Income / asset tax expense	(9,504,005)	(10,634,243)	(4,727,451)

Net income	$33,208,793	$18,811,661	$9,692,940

Accretion of preferred stock	—	—	(309,299)

Net income available to common shareholders	$33,208,793	$18,811,661	$9,383,641

	Year Ended December 31,
	2009	2008	2007
Basic EPS
Basic net income per common share	$0.75	$0.43	$0.22

Weighted average shares	44,086,892	44,239,443	25,149,405

Diluted EPS
Diluted net income per common share	$0.75	$0.42	$0.22

Weighted average shares	44,144,368	44,348,950	25,478,336

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the three years ended December 31, 2009

								Accumulated
				Additional		Preferred		other
	Comprehensive	Common stock		paid-in	Treasury	stock	Accumulated	comprehensive
	income	Shares	Amount	capital	Stock	warrants	deficit	income (loss)	Total
Balance as of December 31, 2006		13,166,982	$131,670	$2,694,404	$—	$—	$(44,054,817)	$500,536	$(40,728,207)
Shares issued in 2000 and 2001 (1)		204,000	2,040	—	—	—	(2,040)	—	—
Stock options exercised		483,470	4,835	33,742	—	—	—	—	38,577
Stock-based compensation — stock options		—	—	15,477	—	—	—	—	15,477
Stock-based compensation — restricted shares		—	—	15,966	—	—	—	—	15,966
Accretion of mandatorily redeemable convertible preferred stock		—	—	(309,299)	—	—	—	—	(309,299)
Change in par value of common stock		—	(124,690)	124,690	—	—	—	—	—
Issuance of common stock		3,000,000	3,000	49,570,239	—	—	—	—	49,573,239
Conversion of mandatorily redeemable convertible preferred stock into common stock preferred stock		27,187,838	27,188	64,358,656	—	—	—	—	64,385,844
Reclassification of warrants		—	—	—	—	4,636,456	—	—	4,636,456
Exercise of warrants		184,273	184	5,386,263	—	(4,636,456)	—	—	749,991
Net income	9,692,940	—	—	—	—	—	9,692,940	—	9,692,940
Currency translation adjustment	3,755,601	—	—	—	—	—	—	3,755,601	3,755,601
Unrealized net gains on investments	153,876	—	—	—	—	—	—	153,876	153,876
Realized net gain on investments	(307,322)	—	—	—	—	—	—	(307,322)	(307,322)

Comprehensive income	13,295,095

Balance as of December 31, 2007		44,226,563	$44,227	$121,890,138	$—	$—	$(34,363,917)	$4,102,691	$91,673,139

Stock options exercised and restricted shares issued		93,504	94	82,995	—	—	—	—	83,089
Stock-based compensation — stock options		—	—	4,719	—	—	—	—	4,719
Stock-based compensation — restricted shares		—	—	105,560	—	—	—	—	105,560
Stock -based compensation — long term retention plan (“LTRP”)		—	—	321,568	—	—	—	—	321,568
Repurchase of Treasury Stock		—	—	—	(2,598,223)	—	—	—	(2,598,223)
Retirement of Treasury Stock		(249,700)	(250)	(2,597,973)	2,598,223	—	—	—	—
Net income	18,811,661	—	—	—	—	—	18,811,661	—	18,811,661
Currency translation adjustment	(14,923,284)	—	—	—	—	—	—	(14,923,284)	(14,923,284)
Unrealized net gains on investments	3,642	—	—	—	—	—	—	3,642	3,642
Realized net gains on investments	(57,890)	—	—	—	—	—	—	(57,890)	(57,890)

Comprehensive income	3,834,129

Balance as of December 31, 2008		44,070,367	$44,071	$119,807,007	$—	$—	$(15,552,256)	$(10,874,841)	$93,423,981

(1)	These shares were issued in 2000 and 2001, but were not recorded until 2007. The amounts are immaterial to revise prior years financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the three years ended December 31, 2009

							Accumulated	Accumulated
				Additional		Preferred	deficit /	other
	Comprehensive	Common stock		paid-in	Treasury	stock	Retained	comprehensive
	income	Shares	Amount	capital	Stock	warrants	Earnings	income (loss)	Total
Balance as of December 31, 2008		44,070,367	44,071	$119,807,007	$—	$—	$(15,552,256)	$(10,874,841)	$93,423,981

Stock options exercised		35,031	35	28,319	—	—	—	—	28,354
Stock-based compensation — stock options		—	—	1,752	—	—	—	—	1,752
Stock-based compensation — restricted shares		—	—	74,382	—	—	—	—	74,382
Stock-based compensation LTRP		—	—	175,453	—	—	—	—	175,453
Restricted shares issued		10,655	10	171,089	—	—	—	—	171,099
LTRP shares issued		3,600	3	(3)	—	—	—	—	—
Shares issued		616	1	(1)	—	—	—	—
Net income	$33,208,793	—	—	—	—	—	33,208,793	—	33,208,793
Currency translation adjustment	$(12,914,565)	—	—	—	—	—	—	(12,914,565)	(12,914,565)
Unrealized net gains on investments	$27,630	—	—	—	—	—	—	27,630	27,630
Realized net gains on investments	$(3,642)	—	—	—	—		—	(3,642)	(3,642)

Comprehensive income	$20,318,216

Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$—	$—	$17,656,537	$(23,765,418)	$114,193,237

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Cash Flows
For the three years ended December 31, 2009

	Year Ended December 31,
	2009	2008	2007

Cash flows from operations:
Net income	$33,208,793	$18,811,661	$9,692,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,893,752	3,335,673	2,307,649
Foreign currency gains	—	(7,827,112)	—
Interest expense	213,878	300,368	—
Stock-based compensation expense — stock options	1,752	4,719	15,477
Stock-based compensation expense — restricted shares	74,382	105,560	15,966
LTRP accrued compensation	1,924,149	839,303	—
Change in fair value of warrants	—	—	3,045,992
Deferred income taxes	(3,607,292)	(2,151,858)	(198,368)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(2,974,890)	4,026,218	(736,431)
Funds receivable from customers	(942,407)	26,573,209	(15,517,486)
Prepaid expenses	(287,836)	(153,582)	56,399
Other assets	(2,591,353)	(1,415,575)	(967,264)
Accounts payable and accrued expenses	8,686,334	10,610,141	4,282,955
Funds payable to customers	12,421,412	2,294,847	5,423,976
Provisions	302,987	(1,277,664)	(274,101)
Other liabilities	(713,014)	1,645,976	689,154
Accrued interest	90,339	57,293	(228,877)

Net cash provided by operating activities	49,700,986	55,779,177	7,607,981

Cash flows from investing activities:
Purchase of investments	(80,060,909)	(110,056,368)	(75,267,070)
Proceeds from sale and maturity of investments	81,728,485	115,342,531	28,920,382
Payment for businesses acquired, net of cash acquired	—	(39,181,473)	—
Purchases of intangible assets	(955,679)	(58,238)	(28,748)
Purchases of property and equipment	(3,798,170)	(4,904,991)	(3,058,813)

Net cash (used in) provided by investing activities	(3,086,273)	(38,858,539)	(49,434,249)

Cash flows from financing activities:
Increase in short term debt	—	—	8,883,104
Decrease in short term debt	(310,634)	(9,137,223)	—
Loans paid	(15,000,000)	—	(9,000,000)
Repurchase of Treasury Stock	—	(2,598,223)	—
Stock options exercised	28,354	83,089	38,576
Exercise of warrants	—	—	749,991
Issuance of common stock	—	—	49,573,239

Net cash (used in) provided by financing activities	(15,282,280)	(11,652,357)	50,244,910

Effect of exchange rate changes on cash and cash equivalents	996,857	(3,471,576)	115,738

Net increase in cash and cash equivalents	32,329,290	1,796,705	8,534,380
Cash and cash equivalents, beginning of the year	17,474,112	15,677,407	7,143,027

Cash and cash equivalents, end of the year	$49,803,402	$17,474,112	$15,677,407

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statements of Cash Flows
For the three years ended December 31, 2009

	Year Ended December 31,
	2009	2008	2007
Supplemental cash flow information:
Cash paid for interest	$12,332,592	$7,138,402	$1,572,909
Cash paid for income taxes	$11,650,007	7,921,206	3,864,908

Non-cash financing activities:
Accretion of preferred stock	$—	$—	$309,299
Conversion of mandatorily redeemable convertible preferred stock into common stock	$—	$—	$64,385,844
Reclassifications of warrants	$—	$—	$4,636,456

Acquisition of DeRemate and Classified Media Group:
Cash and cash equivalents	$—	$691,632	$—
Funds receivable from customers	—	117,473	—
Accounts receivable	—	6,569,098	—
Tax credits	—	604,419	—
Other current assets	—	918,856	—
Non current assets	—	504,927	—

Total assets acquired	—	9,406,405	—

Accounts payable and accrued expenses	—	4,578,830	—
Funds payable to customers	—	146,191	—
Taxes payable	—	1,204,479	—
Social security payable	—	395,112	—
Other liabilities	—	1,590,371	—
Non current liabilities	—	14,000	—
Provisions	—	1,548,391	—

Total liabilities assumed	—	9,477,374	—

Net assets acquired	—	(70,969)	—

Goodwill	—	52,638,036	—
Trademarks	—	5,622,188	—
Customer lists	—	1,227,600	—
Non Compete Agreement	—	573,484	—
Deferred income tax on intangible assets	—	(2,598,145)	—

Total purchase price	—	57,392,194	—

Cash and cash equivalents acquired	—	(691,632)	—

Payment for businesses acquired, net of cash acquired	$—	$39,181,473	$—

Seller financing for DeRemate business acquisition (1)	$—	$17,519,088	$—

(1)	The Seller financing for DeRemate business acquisition is presented net of working capital adjustment (See note 6 for more details)
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
The Company operates in several reporting segments. The MercadoLibre online marketplace segments include Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru and Uruguay). The MercadoPago segment includes the Company’s regional online payments platform consisting of its MercadoPago business available in Brazil, Argentina, Mexico and other countries (Chile, Colombia, and Venezuela).
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
During 2007 the Company also launched a new and improved version of its MercadoPago payments platform in Chile and Colombia as well as in Argentina during 2008. The new MercadoPago, in addition to improving the ease of use and efficiency of payments for marketplace purchases, also allows for payments outside of the Company’s marketplaces. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments in their independent commerce websites. In this way MercadoPago 3.0 as it has been called is designed to meet the growing demand for Internet based payments systems in Latin America. In addition, in December 2009, the Company started processing off-MercadoLibre transactions with selected sites in Brazil as a Beta test using its new direct payments product, while maintaining the escrow product for on-MercadoLibre transactions.

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
As of December 31, 2009, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.
2. Summary of Significant Accounting Policies
Principles of consolidation
The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99% of the consolidated totals during 2009 and 98% of the consolidated totals during 2008 and 2007. Long-lived assets located in the foreign operations totaled $67,523,246 and $75,935,438 as of December 31, 2009 and 2008, respectively. Cash and cash equivalents as well as short-term and long term investments, totaling $91,010,944 and $58.331,665 as of December 31, 2009 and 2008, respectively, are mainly located in the United States of America.
Management has evaluated subsequent events through February 26, 2010 which is the date the financial statements were issued.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (Continued)
Prior Year Reclassification Adjustments
During the year ended December 31, 2009, the Company recorded immaterial reclassification adjustments in its consolidated statement of cash flows for the years ended December 31, 2008 and 2007, reclassifying realized interest income on securities that were originally included as cash inflows from investing activities to cash inflows from operations for a total amount of $ 1,232,036 and $ 845,398, respectively. The Company concluded that the reclassification adjustments were not material to the consolidated statement of cash flows for the years ended December 31, 2008 and 2007.
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
Investments
Time deposits are valued at amortized cost. Securities classified as available-for-sale are recorded at fair market value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income (loss) as a separate component of shareholders’ equity (deficit). Investments classified as held-to-maturity are recorded at amortized cost with interest income recorded in earnings. Investments are classified as current or non-current depending on their maturity dates and availability to fund operations.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (Continued)
Fair Value Measurements (Continued)
Therefore, the Company has adopted the new accounting guidance with respect to its financial assets and liabilities as from January 1, 2008. The adoption of the new accounting guidance did not have a material impact on the consolidated results of operations or financial condition. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.
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
During the years ended December 31, 2009, 2008 and 2007, no customers accounted for more than 5% of net revenues. As of December 31, 2009 and 2008, no customers accounted for more than 5% of accounts receivables, net.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (Continued)
Transfer of Financial Assets
The Company sells funds receivable from customers comprised by credit cards coupons to financial institutions. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received (3) the transferor does not maintain effective control over the transferred assets. As all the conditions were met, the Company derecognizes the financial assets from its balance sheet.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (Continued)
Impairment of Long-Lived Assets (Continued)
Goodwill and certain indefinite live trademarks are reviewed at least annually for impairment. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Cash flow projections used are based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The average discount rate used is 20.6% which reflects the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in the Company’s market share.
If the carrying amount of the reporting unit exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods and management’s assessment of each reporting unit fair value materially exceeds its carrying value.
Revenue Recognition
The Company’s net revenues were derived primarily from final value fees calculated as a percentage of the final sales transaction value, from listing fees, from optional feature fees, and from payment services processing fees; and to a much lesser extent, from online advertising and eShops fees.
Revenues are recognized when evidence of an arrangement exists, the fee is fixed or determinable, no significant obligation remains and collection of the receivable is reasonably assured.
During the third quarter of 2009, the Company modified its pricing structure by replacing the previous listing fees and optional feature fees for consolidated up-front fees which bundle these features. The Company now offers three types of up-front fees for three different combinations of placement and features. Up-front fees are charged at the time the listing is uploaded onto the Company’s platform and is not subject to successful sale of the items listed.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (Continued)
Revenue Recognition (Continued)
Revenues related to up-front fees, eShops fees and certain classified advertising fees are recognized ratably over the estimated period of the listing.
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
Revenues related to up-front fees, eShops fees and certain classified advertising fees are recognized ratably over the estimated period of the listing. Revenues resulting from a payment processing transaction are recognized once the transaction is completed.
Derivative Financial Instruments
During November and December 2008 and March 2009, the Company entered into written put options of its own stock. Those derivative financial instruments were not accounted for as hedges and, therefore, changes in the fair value of these instruments were recorded in the statement of income as interest income and other financial gains. As of December 31, 2009 there is no written put options transaction outstanding. See “Note 18 — Share Repurchase Plan” for a full description of derivative financial instrument activities and related accounting policies.
Share-based payments
Stock options, restricted and additional shares and shares granted under the 2008 long term retention plan (“the 2008 LTRP”) are accounted for at their grant date fair value.
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
Fair value of restricted and additional shares and shares granted under the 2008 LTRP is calculated by the grant date price of the Company’s shares.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (Continued)
Share-based payments (Continued)
Compensation cost is recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.
The liability related to the variable share of 2009 LTRP is remeasured at fair value using the last 60 days average stock price at December 31, 2009 (See Note 17 “Long Term Retention Plan” for more details).
Taxes on revenues
The Company subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of net revenues and totaled $10,754,724, $8,179,443 and $5,064,264 for the years ended December 31, 2009, 2008 and 2007, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $21,967,844, $22,512,409 and $17,134,300 for the years ended December 31, 2009, 2008 and 2007, respectively.
Comprehensive Income
Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income for the years ended December 31, 2009, 2008 and 2007 amounted to $20,318,216, $3,834,129 and $13,295,095, respectively.
Mandatorily Redeemable Convertible Preferred Stock
As of December 31, 2009 all shares of Preferred Stock has been converted to the same class of Common Stock. Before the Initial Public Offering (See notes 10 and note 21 for more details), the carrying value of mandatorily redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount equals the redemption amount at the redemption date. These increases were affected through charges against the Company’s additional-paid-in capital with effect on net income available to common shareholders and earnings per share.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation
All of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity (deficit). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency loss” and amounted to $(2,658,476), $(1,531,144) and $(3,106,515) for the years ended December 31, 2009, 2008 and 2007, respectively.
Until September 30, 2009, the Company translated its Venezuelan subsidiaries assets, liabilities, income and expense accounts at the official rate of 2.15 “Bolivares Fuertes” per US dollar.
Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affect the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, the Venezuelan subsidiaries assets, liabilities, income and expense accounts have been translated using the parallel exchange rate resulting in the recognition of a currency translation adjustment of $16,977,276. The average exchange rate used for translating the fourth quarter results was 5.67 “Bolivares Fuertes” per US dollar and the year-end exchange rate used for translating assets and liabilities was 6.05 “Bolivares Fuertes” per US dollar.
Highly inflationary status in Venezuela
During May 2009, the International Practices Task Force discussed the highly inflationary status of the Venezuelan economy. Historically, the Task Force has used the Consumer Price Index (CPI) when considering the inflationary status of the Venezuelan economy.
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
The cumulative three year inflation rate as of December 31, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the periods after January 1, 2008. The blended CPI/NCPI three-year inflation index (23 months of NCPI and 13 months of CPI) as of November 30, 2009 exceeded 100%. According to US GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1, 2010. Therefore, the Company will transition its Venezuelan operations to highly inflationary status as of January 1, 2010 considering the US dollar as the functional currency.

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
The Company is subject to an enacted Mexican business flat tax called “Impuesto Empresarial a Tasa Unica” (“IETU”). The Company pays the higher of IETU or income tax. Although the Company’s Mexican subsidiary has net operating loss carryforward (NOL’s), it has to pay IETU and once NOL’s are consumed, the Company expects it will only accrue and pay income tax. The effect of IETU has been included in the income / asset tax expense line for the year ended December 31, 2009 and 2008 for approximately $468,211 and $807,407.
From fiscal year 2008 to fiscal year 2018, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, during these 10 years. Aggregate tax benefit totaled $2,772,569 and $2,274,161 for the years ended December 31, 2009 and 2008, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.06 and $0.05 for the year ended December 31, 2009 and 2008, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.
As of December 31, 2009, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $2,879,999. Those foreign tax credits will be used to offset the future domestic income tax payable.
During the year ended December 31, 2009, the Company has reversed $4,055,323 related to certain foreign and domestic valuation allowances based on the assessment that it is more likely than not that will be realized.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (Continued)
Uncertainty in Income Taxes
On January 1, 2007 the Company adopted the new accounting guidance on the accounting for uncertainty in income taxes. This guidance prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The adoption of the new accounting guidance had no significant impact on the Company’s consolidated financial statements.
The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2003 primarily include the U.S., Argentina, Brazil, Mexico and Venezuela.
The company classifies interest and penalties in the statement of income in income / asset tax expense.
Recent Accounting Pronouncements
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, in order to address practice issues highlighted most recently by events related to the economic downturn. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. The new accounting guidance is effective to new transfers of financial assets occurring from January 1, 2010. The implementation of the new accounting guidance will not have significant effect on the company’s financial statements.
3. Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the year by the weighted average number of common shares outstanding during the year.
Through 2007, net income available to common shareholders is computed by deducting from net income accretion of preferred stock.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
3. Net income per share (Continued)
The Company’s restricted shares granted to its outside directors and the mandatorily redeemable convertible preferred stock outstanding up to August 15, 2007 were participating securities. Accordingly, net income available to common stockholders for the year ended December 31, 2009, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share and net income for the year ended December 31, 2007 was allocated between common stock and preferred stock under the “two class method” for purposes of computing basic earnings per share. Subsequent to conversion, on August 15, 2007, the common shares issued were included in the weighted average calculation of shares outstanding used for both basic and diluted earnings per share.
Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans. For diluted earnings per common share, net income for the year ended December 31, 2007 was also allocated between common stock and preferred stock under the “two class method” because assuming that mandatorily redeemable convertible preferred stock is fully converted into common stock would result in the same dilutive effect.
The following table shows how net income is allocated using the two-class method for earnings per common share for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$33,208,793	$33,208,793	$18,811,661	$18,811,661	$9,692,940	$9,692,940

Accretion of preferred stock	—	—	—	—	(309,299)	(309,299)

Net income available to common shareholders	$33,208,793	$33,208,793	$18,811,661	$18,811,661	$9,383,641	$9,383,641

Net income available to common shareholders attributable to unvested restricted shares preferred stock	3,515	3,515	—	—	(3,772,510)	(3,734,758)

Net income available to common shareholders attributable to common stock	$33,205,278	$33,205,278	$18,811,661	$18,811,661	$5,611,131	$5,648,883

MercadoLibre Inc.
Notes to Consolidated Financial Statements
3. Net income per share (Continued)
Net income per share of common stock is as follows for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.75	$0.75	$0.43	$0.42	$0.22	$0.22

Numerator:
Net income available to common shareholders	$33,205,278	$33,205,278	$18,811,661	$18,811,661	$5,611,131	$5,648,883

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,086,892	44,086,892	44,239,443	44,239,443	25,149,405	25,149,405
Adjustment for stock options	—	46,413	—	98,507	—	328,931
Adjustment for restricted shares	—	—	—	498	—	—
Adjustment for additional Shares	—	3,366	—	10,502	—	—
Adjustment for shares granted under LTRP	—	7,697	—	—	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,086,892	44,144,368	44,239,443	44,348,950	25,149,405	25,478,336

The calculation of diluted net income per common share excludes all anti-dilutive shares. For the years ended December 31, 2009, 2008 and 2007, the numbers of anti-dilutive shares are as follows:

	Year Ended December 31,
	2009	2008	2007
Anti-dilutive shares
Warrants	—	—	114,603
Restricted shares	—	3,082	3,895
Shares granted under LTRP	—	21,591	—

	—	24,673	118,498

4. Short-term and long-term investments
The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2009	2008
Short-term investments
Time Deposits	$6,332,738	$21,365,613
Money Market Funds	—	2,408,294
Sovereign Debt Securities	—	1,530,034
Corporate Debt Securities	8,247,447	6,335,459

Total	$14,580,185	$31,639,400

Long-term investments
Arias Trust (1)	$7,169,425	$3,287,823
Time Deposits	19,191,406	2,559,465
Corporate Debt Securities	266,526	3,370,865

Total	$26,627,357	$9,218,153

(1)
As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet (See note 16 — Other Commitments).

MercadoLibre Inc.
Notes to Consolidated Financial Statements
4. Short-term and long-term investments (Continued)
Available-for-sale securities are stated at market value, with unrealized gains and losses reflected, net of tax, as other comprehensive income in shareholders’ equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.
Unrealized gains of available-for-sale securities, net of tax, were $27,630, $3,642, and $153,876 for the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009, corporate debt securities amounting to $468,925 are considered held-to-maturity securities. As of December 31, 2008, commercial papers, corporate debt securities and sovereign debt securities are considered held-to-maturity securities. The short-term held-to-maturity securities mature on several dates between January and December 2010. The long-term held-to-maturity securities mature no longer than January 2011.
The book value of held-to-maturity securities approximates their respective fair value and consequently there are no significant unrecognized gains or losses.
Interest income on time deposits and held to maturity securities were $1,296,762, $1,116,853 and $766,953 for the years ended December 31, 2009, 2008 and 2007.
5. Balance sheet components

	December 31,	December 31,
	2009	2008
Accounts receivable, net:
Users	$4,711,641	$9,664,598
Credit cards and other means of payments	1,882,430	1,471,203
Advertising	1,852,786	1,203,710
Others debtors	119,527	27,008

	8,566,384	12,366,519
Allowance for doubtful accounts	(3,698,007)	(8,510,127)

	$4,868,377	$3,856,392

MercadoLibre Inc.
Notes to Consolidated Financial Statements
5. Balance sheet components (Continued)

	December 31,	December 31,
	2009	2008
Funds receivable from customers
Credit cards and other means of payments	$3,873,351	$2,489,436
Allowance for chargebacks	$(87,549)	(167,020)

	$3,785,802	$2,322,416

	December 31,	December 31,
	2009	2008
Other current assets:
VAT credits	$447,998	$681,660
Restricted assets	—	358,900
Other taxes	1,705,650	931,348
Other	915,282	981,256

	$3,068,930	$2,953,164

	December 31,	December 31,
	2009	2008
Other non current assets:
Foreign currency effect on assets (1)	$—	$7,827,112
Other	667,944	526,284

	$667,944	$8,353,396

(1)
As of December 31, 2008, the Venezuelan subsidiaries maintained a foreign currency denominated asset in the form of US dollar denominated cash and cash equivalents. In accordance with the Company’s stated accounting policy, this investment should first be re-measured into its functional currency “Bolivares Fuertes”. Upon re-measurement into its functional currency, the investment will then be translated into the reporting currency of the Company (US Dollar). As of the December 31, 2008, the asset was re-measured at a parallel exchange rate of 5.4 “Bolivares Fuertes” per US dollar. Further, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated at the rate applicable for dividend remittances, which as of December 31, 2008 is the official rate of 2.15 “Bolivares Fuertes” per US dollar. Accordingly, as of December 31, 2008, the asset was the result of applying the Company’s accounting policy for the related asset. As explained in Note 2, starting in the fourth quarter of 2009, the Venezuelan subsidiaries assets, liabilities, income and expenses accounts have been translated using the parallel exchange rate and, as such, this asset no longer exists.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
5. Balance sheet components (Continued)

	Estimated
	useful life	December 31,	December 31,
	(years)	2009	2008
Property and equipment, net:
Equipment	3-5	$8,958,580	$10,636,641
Furniture and fixtures	3-5	2,847,345	2,413,000
Software	3	2,424,533	1,693,951

		14,230,458	14,743,592
Accumulated depreciation		(8,282,182)	(8,803,432)

		$5,948,276	$5,940,160

	Year Ended December 31,
	2009	2008	2007
Depreciation and amortization:
Cost of net revenues	$308,260	$333,029	$103,772
Product and technology development	2,552,921	2,205,369	1,854,345
Sales and marketing	38,567	154,130	22,772
General and administrative	994,004	643,145	326,760

	$3,893,752	$3,335,673	$2,307,649

	December 31,	December 31,
	2009	2008
Accounts payable and accrued expenses:
Accounts payable	$7,230,325	$7,980,983
Accrued expenses
Advertising	2,594,322	2,205,954
Professional fees	586,945	807,577
Other expense provisions (1)	1,168,371	5,941,831
Other current liabilities	3,090	4,828

	$11,583,053	$16,941,173

(1)	As of December 31, 2008, includes $ 4,204,441 related to the re-measuarement of the Venezuelan subsidiaries denominated in US dollars. See footnote (1) in Other non current assets for more detail.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
5. Balance sheet components (Continued)

	December 31,	December 31,
	2009	2008
Loans payable and other financial liabilities:
Loans related to DR operations acquisition (1)	$3,213,878	$14,769,395
Written Put Options	—	185,000
Other Loans	114	9,026

	$3,213,992	$14,963,421

	December 31,	December 31,
	2009	2008
Non current loans payable:	$—	$3,050,061

Loans related to DR operations acquisition (1)	$—	$3,050,061

(1)
Due to the acquisition of DeRemate, on September 5, 2008, the Company issued to the Sellers ten (10) unsecured promissory notes having an aggregate principal amount of $18,000,000. According to the modification of terms dated February 12, 2009, these promissory notes mature as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009, (iii) 3,000,000 on December 5, 2009 and, (iv) 3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity and can be prepaid by the Company without penalty. As of December 31, 2009, the outstanding seller financing includes accrued interest for $213,878. As of December 31, 2008, the figures shown above include accrued interest of $250,306 and $50,061 related to the current and non-current related liabilities, respectively. As of December 31, 2008, the Seller financing for the DeRemate acquisition is presented net of working capital adjustment (See note 6 for more detail).

	December 31,	December 31,	December 31,
	2009	2008	2007
Accumulated other comprehensive income:
Foreign currency translation	$(23,793,048)	$(10,878,483)	$4,044,801
Unrealized gains on investments	41,466	5,603	89,061
Estimated tax loss on unrealized gains on investments	(13,836)	(1,961)	(31,171)

	$(23,765,418)	$(10,874,841)	$4,102,691

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6. Business Combinations, Goodwill and Intangible Assets
Business Combinations
The following acquisitions were consummated by the Company during the year ended December 31, 2008. No acquisitions were consummated during the years ended December 31, 2009 and 2007.
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
As of December 31, 2008, the compensation expenses related to escrow release were included in “Compensation costs related to acquisitions” within operating expenses, for a total amount of $1,919,870.
On January 22, 2009, the Company released the escrow balance of $1.1 million to the Sellers.

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
On February 12, 2009, the Company agreed to modify the maturity conditions of the promissory note as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009 (iii) 3,000,000 on December 5, 2009 and (iv) 3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity. In addition, on that date the Company finished the purchase price allocation period and the Company agreed with the Sellers a working capital adjustment for $480,912 to be paid by the Sellers to the Company.
On June 3, 2009, the Company paid to the Sellers $3,113,203 including principal plus accrued interest.
On August 31, 2009, the Company paid to the Sellers $9,470,222 including principal plus accrued interest. On December 4, 2009, the Company paid to the Sellers $3,018,893 including principal plus accrued interest, net of certain working capital adjustments.

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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6. Business Combinations, Goodwill and Intangible Assets (Continued)
Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2009	2008
Indefinite lived assets
- Goodwill	$59,822,746	$65,652,774
- Trademarks	2,415,874	5,537,715
Amortizable intangible assets
- Licenses and others	2,227,315	1,313,901
- Non-compete agreement	1,218,393	1,051,531
- Customer list	1,593,861	1,534,969

Total intangible assets	$67,278,189	$75,090,890
Accumulated amortization	(2,939,625)	(2,179,344)

	$64,338,564	$72,911,546

Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, are as follows:

	Year Ended December 31, 2009
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total	Payments	Consolidated
Balance, beginning of year	$9,361,697	$25,504,101	$5,252,283	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$64,140,286	$1,512,488	$65,652,774
- Effect of exchange rates changes	3,203,365	(2,328,927)	1,339,741	252,870	(8,790,472)	453,258	138,955	(5,731,210)	(98,818)	(5,830,028)

Balance, end of the year	$12,565,062	$23,175,174	$6,592,024	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$58,409,076	$1,413,670	$59,822,746

	Year Ended December 31, 2008
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total	Payments	Consolidated
Balance, beginning of year	$12,351,542	$—	$—	$4,898,867	$2,194,480	$2,257,830	$1,297,748	$23,000,467	$—	$23,000,467
-Purchase of CMG	—	—	—	—	11,442,022	1,595,482	—	13,037,504	—	$13,037,504
-Purchase of DR Operations	—	29,064,574	6,518,624	864,945	—	1,417,239	—	37,865,382	1,735,151	39,600,533
- Effect of exchange rates changes	(2,989,845)	(3,560,473)	(1,266,341)	(1,246,122)	—	(622,870)	(77,416)	(9,763,067)	(222,663)	(9,985,730)

Balance, end of the year	$9,361,697	$25,504,101	$5,252,283	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$64,140,286	$1,512,488	$65,652,774

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6. Business Combinations, Goodwill and Intangible Assets (Continued)
Amortizable intangible assets
Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $590,793, $364,288, and $379,100 for the years ended December 31, 2009, 2008 and 2007, respectively.
Expected future intangible asset amortization from acquisitions completed as of December 31, 2009 is as follows:

For year ended 12/31/2010	$923,127
For year ended 12/31/2011	641,700
For year ended 12/31/2012	535,054
For year ended 12/31/2013	63

$2,099,944

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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
7. Segments (Continued)
The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2009
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$54,624,180	$23,463,144	$13,699,140	$26,219,636	$10,216,056	$128,222,156	$44,621,465	$172,843,621
Direct costs	(32,921,030)	(9,634,092)	(7,924,863)	(12,995,971)	(5,788,657)	(69,264,613)	(22,825,009)	(92,089,622)

Direct contribution	21,703,150	13,829,052	5,774,277	13,223,665	4,427,399	58,957,543	21,796,456	80,753,999

Operating expenses and indirect costs of net revenues								(24,720,280)

Income from operations								56,033,719

Other income (expenses):
Interest income and other financial gains								2,695,109
Interest expense and other financial results								(13,357,554)
Foreign currency loss								(2,658,476)

Net income before income / asset tax expense								$42,712,798

	Year Ended December 31, 2008
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$50,509,927	$18,254,621	$12,473,883	$21,972,235	$6,369,111	$109,579,777	$27,442,843	$137,022,620
Direct costs	(32,367,688)	(8,710,260)	(7,909,615)	(11,455,690)	(4,184,088)	(64,627,341)	(16,125,593)	(80,752,934)

Direct contribution	18,142,239	9,544,361	4,564,268	10,516,545	2,185,023	44,952,436	11,317,250	56,269,686

Operating expenses and indirect costs of net revenues								(18,745,755)

Income from operations								37,523,931

Other income (expenses):
Interest income and other financial gains								1,822,385
Interest expense and other financial results								(8,442,427)
Foreign currency loss								(1,531,144)
Other income, net								73,159

Net income before income / asset tax expense								$29,445,904

	Year Ended December 31, 2007
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$37,560,419	$11,342,792	$9,628,121	$7,084,995	$3,901,190	$69,517,517	$15,608,824	$85,126,341
Direct costs	(24,079,798)	(5,657,006)	(6,339,762)	(2,713,470)	(3,434,102)	(42,224,138)	(10,509,002)	(52,733,140)

Direct contribution	13,480,621	5,685,786	3,288,359	4,371,525	467,088	27,293,379	5,099,822	32,393,201

Operating expenses and indirect costs of net revenues								(10,731,381)

Income from operations								21,661,820

Other income (expenses):
Interest income and other financial gains								1,609,403
Interest expense and other financial results								(2,737,901)
Foreign currency loss								(3,106,515)
Other expenses, net								(3,006,416)

Net income before income / asset tax expense								$14,420,391

MercadoLibre Inc.
Notes to Consolidated Financial Statements
7. Segments (Continued)
The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2009	2008
US long-lived tangible assets	$2,746,059	$2,881,210

Other countries long-lived tangible assets
Argentina	1,978,652	1,573,708
Brazil	883,712	596,940
Mexico	71,064	81,873
Venezuela	196,846	749,605
Other countries	71,943	56,824

	$3,202,217	$3,058,950

Total long-lived tangible assets	$5,948,276	$5,940,160

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2009	2008
US intangible assets	$17,535	$35,058

Other countries goodwill and intangible assets
Argentina	26,188,435	28,196,325
Brazil	12,597,173	9,397,304
Mexico	4,818,438	4,585,212
Venezuela	6,602,677	18,585,234
Other countries	14,114,306	12,112,413

	$64,321,029	$72,876,488

Total goodwill and intangible assets	$64,338,564	$72,911,546

MercadoLibre Inc.
Notes to Consolidated Financial Statements
7. Segments (Continued)
The following table summarizes the allocation of net revenues based on geography:

	Year Ended December 31,
	2009	2008	2007
Brazil	93,087,757	$73,692,604	$50,260,134
Argentina	26,737,938	19,862,790	12,580,873
Mexico	15,314,982	13,894,730	10,700,597
Venezuela	27,331,095	23,123,837	7,679,857
Other countries	10,371,849	6,448,659	3,904,880

Total net revenues	$172,843,621	$137,022,620	$85,126,341

8. Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	December 31,	identical Assets	December 31,	identical Assets
Description	2009	(Level 1)	2008	(Level 1)
Assets

Cash and Cash Equivalents:

Money Market Funds	$26,298,189	$26,298,189	$—	$—

Investments:

Money Market Funds	—	—	2,408,294	2,408,294

Corporate Debt Securities	8,045,048	8,045,048	—	—

Total financial Assets	$34,343,237	$34,343,237	$2,408,294	$2,408,294

Liabilities Loans payable and other financial liabilities:

Put Options	$—	$—	$185,000	$185,000

Total financial Liabilities	$—	$—	$185,000	$185,000

The Company’s financial assets and liabilities are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of December 31, 2009 and 2008, the Company did not have any assets or liabilities obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

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
As of December 31, 2009 and 2008, the Company has financial assets measured at fair value on a recurring basis for $ 34,343,237 and $ 2,408,294, respectively. As of December 31, 2008, the Company had financial liabilities measured at fair value for $185,000.
In addition, as of December 31, 2009, the Company had $25,993,069 of short-term and long-term investments, which consisted of time deposits and corporate debt securities considered held to maturity securities. As of December 31, 2008, the Company had $35,161,436 of short-term and long-term investments, which consisted of time deposits, commercial papers, sovereign debt securities and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of December 30, 2009 and 2008, approximates their fair values.
As of December 31, 2009 and 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. For the years ended December 31, 2009 and 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
9. Common Stock
Authorized, issued and outstanding shares
As of December 31, 2006, as stated in the Company’s Second Amended and Restated Certificate of Incorporation (the “Second Amended Certificate of Incorporation”), the Company had authorized the following classes of common stock (collectively the “Common Stock”):

Number of
Class of Common Stock	shares
Class A	65,000,000
Class B-1	6,400,000
Class B-2	6,400,000
Class C	8,600,000
Class D-1	3,000,000
Class D-2	3,000,000
Class E-1	8,200,000
Class E-2	8,200,000

Total number of shares	108,800,000

MercadoLibre Inc.
Notes to Consolidated Financial Statements
9. Common Stock (Continued)
Prior to the completion of the initial public offering (see note 21), the Company’s certificate of incorporation was amended to provide that the authorized capital stock consist of a single class of common stock. Consequently, all the outstanding common stock, were converted into shares of a single class of common stock.
As of December 31, 2009, 2008 and 2007, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
As of December 31, 2009 and 2008, there were 44,120,269 and 44,070,367 shares of Common Stock issued and outstanding with a par value of $0.001 per share, respectively.
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
As of December 31, 2009, 2008 and 2007, the Company has no preferred stock issued.
The following table presents a summary of the Company’s Preferred Stock activity during the year ended December 31, 2007:

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

As of December 31, 2009, 2008 and 2007, pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
11. Warrants (Continued)
As described in Notes 10 and 21, on August 15, 2007, all preferred stock was converted into shares of one class of Common Stock. Although warrants were exercisable for preferred stock, due to the aforementioned conversion, all of the Company’s outstanding warrants had been exercised and converted into Common Stock. As of December 31, 2009, 2008 and 2007, the Company has no outstanding warrants.
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
On September 17, 2007, the Company awarded each of the two outside directors 1,000 Restricted Shares for their original grants. On January 24, 2008, the Company awarded a new outside director 600 Restricted Shares for his original grant. On May 6, 2008, the Board also designated a new director and a current director as outside directors, determining to extend the Company’s outside director compensation program to these two directors. On June 9, 2008, the Company awarded each of the two new outside directors 674 Restricted Shares for their original grants. As of December 31, 2009, these shares are fully vested and are not restricted anymore.
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
To date, all Restricted Shares have been granted pursuant to the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Plan (See Note 13 — Stock Option and Restricted Shares for discussion of accounting treatment).
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
Stock Options
Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At December 31, 2009, there were 283,874 shares of Common Stock available for additional awards under the Plan.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
13. Stock Option Plan and Restricted Shares (Continued)
Stock Options (Continued)
Stock-based compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007 was $1,752, $4,719 and $15,477, respectively.
Stock-based compensation expense is based on the estimated portion of the awards that are expected to vest.
As of December 31, 2009, total stock-based compensation expense related to non-vested stock options not yet recognized amounts to $244 and the weighted-average period in which it is expected to be recognized is 1 year.
The Company used the Black-Scholes option pricing model to measure the fair value of its option awards granted during the year ended December 31, 2006. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield.
There was no granting during the period from January 1, 2007 to December 31, 2009.
Stock option activity is as follows:

	2009		2008
		Weighted-		Weighted-
	Number of	average	Number of	average
	options	exercise price	options	exercise price
Outstanding, beginning of year	53,919	$1.23	144,174	$1.04
Forfeited or expired	—	—	(703)	1.29
Exercised	(35,030)	0.81	(89,552)	0.93

Outstanding, end of the year	18,889	2.02	53,919	1.23

Exercisable, end of the year	17,211	$1.90	47,217	$1.06

MercadoLibre Inc.
Notes to Consolidated Financial Statements
13. Stock Option Plan and Restricted Shares (Continued)
Stock Options (Continued)
The following details the outstanding options at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Outstanding		Exercisable		Outstanding		Exercisable
		Weighted-average				Weighted-average
		remaining				remaining
Exercise	Number of	contractual	Number of	Exercise	Number of	contractual	Number of
price	options	life (years)	options	price	options	life (years)	options
$0.01	1,000	1.00	1,000	$0.01	11,531	4.22	11,531
$1.00	—	—	—	$1.00	20,000	1.07	20,000
$1.50	15,389	5.38	14,336	$1.50	18,888	6.37	13,561
$3.00	—	—	—	$3.00	1,000	1.41	1,000
$6.00	2,500	6.55	1,875	$6.00	2,500	7.55	1,125

	18,889	5.30	17,211		53,919	3.91	47,217

Weighted average Exercise Price		Weighted average Exercise Price
- Options outstanding	$2.02	- Options outstanding	$1.23
- Options exercisable	$1.90	- Options exercisable	$1.06

	December 31,	December 31,
	2009	2008
Aggregate intrinsic value
- Options outstanding	$941,679	$818,363
- Options exercisable	$859,979	$724,626
The aggregate intrinsic value represents the difference between the Company’s closing stock price of $51.87 and $16.41 as of December 31, 2009 and 2008, respectively, and the exercise price multiplied by the number of options (outstanding and exercisable) as of December 31, 2009 and 2008.
Restricted Shares
As mentioned in Note 12, the Company granted awards to its outside directors for 3,948 Restricted Shares. As of December 31, 2009, these shares are fully vested and are not restricted anymore. However, the 8,350 shares related to the second year of board service are restricted shares and will vest in the 2010 annual stockholder’s meeting. Non-vested shares awarded to employees are measured at their fair market value by the grant-date price of the Company’s shares.
Based on the fair market value of the Company’s share at the grant date, total compensation cost for the 3,948 Restricted Shares awarded amounted to $149,470. For the year ended December 31, 2009 and 2008, the Company recognized $ 27,944 and $105,560 respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
13. Stock Option Plan and Restricted Shares (Continued)
Restricted Shares (Continued)
The additional grants of shares for fixed amounts of US dollars were classified as liabilities in the accompanying consolidated balance sheet up to June 10, 2009, the issuance date. As from the issuance date, the outstanding liabilities amounting to $171,099 as well as all future compensation cost is classified as equity. For the years ended December 31, 2009 and 2008, the Company recognized $85,689 and $115,566, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.
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

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2009.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15. Income Taxes
The components of pretax income in consolidated companies for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$(842,576)	$(2,280,498)	$(4,702,517)
Brazil	17,516,520	11,684,179	11,414,462
Argentina	11,462,508	9,903,988	3,807,411
Venezuela	7,838,746	7,998,791	1,765,927
Mexico	2,605,974	2,568,619	1,748,510
Other Countries	4,131,626	(429,175)	386,598

	$42,712,798	$29,445,904	$14,420,391

Income / Asset tax is composed of the following:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
Foreign	11,489,043	8,149,523	5,023,182

	11,489,043	8,149,523	5,023,182

Deferred:
Federal	—	—	—
Foreign	(2,512,958)	1,645,474	(114,964)

	(2,512,958)	1,645,474	(114,964)

	8,976,085	9,794,997	4,908,218

Asset Tax:
Federal	—	—	—
Foreign	527,920	839,246	(180,767)

	527,920	839,246	(180,767)

Income / asset tax expense	$9,504,005	$10,634,243	$4,727,451

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15. Income Taxes (Continued)
The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2009, 2008 and 2007 to income before taxes:

	Year Ended December 31,
	2009	2008	2007
Net income before income tax	$42,712,798	$29,445,904	$14,420,391
Blended income tax rate	33%	35%	33%

Provision at blended tax rate	$14,083,389	$10,192,881	$4,749,688
Permanent differences:
Non-deductible expenses	338,873	1,560,262	409,453
Dividend distibutions	1,246,218	3,172,495	—
Non-taxable income	(3,025,270)	(2,774,711)	(145,945)
Currency translation	(269,553)	(214,950)	(293,740)
Change in valuation allowance	(3,430,348)	(1,827,217)	557,759
Business Combination	—	(362,381)	—
True up	32,776	48,618	(368,997)

Income tax expense	$8,976,085	$9,794,997	$4,908,218

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15. Income Taxes (Continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Allowance for doubtful accounts	$2,032,421	$1,571,322
Property and equipment, net	17,493	401,402
Accounts payable and accrued expenses	71,800	36,975
Social security payable	743,360	270,224
Other liabilities	472,543	1,474,360
Customer lists	58,450	44,422
Taxes payable	620,380	196,093
Provisions	1,786,431	1,310,009
Foreign tax credit	2,879,999	—
Tax loss carryforwards	10,533,478	10,771,859

Total deferred tax assets	19,216,355	16,076,666
Valuation allowance	(9,269,395)	(11,652,192)

Net deferred tax assets	9,946,960	4,424,474

Deferred tax liabilities
Unrealized net gains on investments	(14,258)	—
Property and equipment, net	(301,807)	(75,265)
Customer lists	(289,717)	(401,016)
Non compete agreement	(96,327)	(187,338)
Outside basis dividends	(3,623,134)	—
CMG trademarks	(845,556)	(1,967,766)
Foreign exchange effect	(1,568,286)	(2,706,068)

Total deferred tax liabilities	(6,739,085)	(5,337,453)

	$3,207,875	$(912,979)

The total amount of $3,207,875 for the year ended December 31, 2009, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $5,481,182, $2,897,492 and $5,170,799, respectively.
The total amount of $912,979 for the year ended December 31, 2008, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $1,628,871, $14,270 and $2,556,120, respectively.
As of December 31, 2009, consolidated loss carryforwards for income tax purposes were $34,273,881. If not utilized, tax loss carryforwards will begin to expire as follows:

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15. Income Taxes (Continued)

2010	$231,807
2011	$267,962
2012	$219,477
2013	$1,893,785
Thereafter	$31,660,850

Total	$34,273,881

As from January 1 2009, any release related to the valuation allowance related to the tax loss carryforwards of the acquired business is allocated to net income.
During the year ended December 31, 2009, the Company has reversed $4,055,323 related to certain foreign and domestic valuation allowances based on the assessment that it is more likely than not that will be realized.
16. Commitments and Contingencies
Litigation and Other Legal Matters
As of December 31, 2009, the Company had established reserves for proceeding-related contingencies of $1,137,947 to cover 299 legal actions against the Company where the Company has determined that a loss is probable. As of December 31, 2009 no loss amount has been accrued for over 1,244 legal actions for the aggregate amount up to $4,088,175 because a loss is not considered probable.
At the beginning of 2009, the Brazilian subsidiary of the Company had 254 cases in litigation in ordinary courts, 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuição de Fitas Ltda., 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda., Botelho Indústria e Distribuição Cinematográfica Ltda. and SERASA S.A) were related to alleged intellectual property infringement.
During the year ended December 31, 2009, the Brazilian subsidiary of the Company was sued in 128 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
16. Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
As of December 31, 2009, 296 legal actions were pending in the Brazilian ordinary courts 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuição de Fitas Ltda., 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda.,and Botelho Indústria e Distribuição Cinematográfica Ltda. and SERASA S.A) were related to alleged intellectual property infringement. In addition, during the year ended December 31, 2009, the Brazilian subsidiary of the Company received approximately 1,867 summons of legal actions filed in Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them. As of December 31, 2009, there were more than 1,987 cases still pending in Brazilian courts.
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
On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Company’s Brazilian subsidiary should be held joint and severally liable for any fraud committed by sellers on the Brazilian version of its website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. The Company was summoned on

MercadoLibre Inc.
Notes to Consolidated Financial Statements
16. Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
December 12, 2007 and presented its defense on January 4, 2008. On June 26, 2009, the Judge sentenced in favor of the State of São Paulo Public Prosecutor in all his claims. On June 29, 2009 a recourse to the lower court was presented by the Company. On September 29, 2009 the Company presented an appeal and requested to suspend effects of the sentence issued by the lower court until the appeal is decided. On November 2009, the suspension of the effects of the ruling was granted, however the appeal is still pending.
Litigation after December 31, 2009
After December 31, 2009 and up to the date of issuance of these consolidated financial statements, the Company’s Brazilian subsidiary was sued in 14 other cases in Brazilian ordinary courts and 224 new cases in consumer courts. No loss amount has been accrued in connection with these actions because a loss is not considered probable.
Other contingencies
As of December 31, 2009 the Company had reserved $124,001 against some tax contingencies (other than income tax) identified in some of its subsidiaries.
Other Commitments
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. As of December 31, 2009, the Argentine subsidiary has invested $7,169,425 in the aforementioned trust and is expected to invest an additional $2,224,068 in the following 6 months. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet.
Operating Leases
The Company has leases for office space in the various countries it operates in. Total rental expense amounted to approximately $2,363,566, $1,735,791, and $970,823 for the years ended December 31, 2009, 2008 and 2007, respectively.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
16. Commitments and Contingencies (Continued)
Operating Leases (Continued)
Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2010	1,542,139
For the year ended December 31, 2011	884,066
For the year ended December 31, 2012	227,731
For the year ended December 31, 2013	136,199
Thereafter	96,242

$2,886,377

Employment Contracts
Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $930,800 per year, a performance based estimated bonus aggregating to approximately $913,000 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.
Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in Note 17. Under the 2008 Plan the executive officers of the Company will receive approximately $455,256 and 8,672 shares in a period of 2 years and 3 months. In addition, under the 2009 Plan the executive officers of the Company will receive approximately $2,076,759 in a period of 7 years and 3 months.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
17. Long Term Retention Plan (Continued)
In addition, the 2008 LTRP has a performance condition which has been achieved at the date of these financial statements and also requires the employee to stay in the Company at the payment date. The compensation cost is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment date.
The total compensation cost of the 2008 LTRP amounts to approximately $1.8 million including cash and shares. The 21,591 shares granted were valued at the grant-date fair market value of $36.8 per share. For the year ended December 31, 2009, the related accrued compensation expense was $398,175 corresponding $155,470 to the share portion of the award credited to Additional Paid-in Capital and $242,705 to the cash portion included in the Balance Sheet as Social security payable.
As of December 31, 2008, the related accrued compensation expense was $832,369 corresponding $315,327 to the share portion of the award credited to Additional Paid-in Capital and $ 517,042 to the cash portion which includes the Social security payable.
The following table summarizes the number of shares for each of the following groups:

	December 31,	December 31,
Number of Shares	2009	2008
Granted	21,591	21,591
Non-vested at the beginning of the year	21,591	—
Non-vested at the end of the period / year	15,015	21,591
Forfeited	2,976	—
Vested and paid to the employees	3,600	—
Outstanding	15,015	21,591
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at December 31, 2009:

December 31, 2009
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Shares outstanding	778,828	1.39

MercadoLibre Inc.
Notes to Consolidated Financial Statements
17. Long Term Retention Plan (Continued)
The aggregate intrinsic value of the shares paid on March 13, 2009 under the 2008 LTRP amounts to $61,740 at that date.
On June 10, 2009, the Compensation Committee of the Board of Directors approved the 2009 employee long term retention program (“the 2009 LTRP”). The award under the 2009 LTRP will be fully payable in cash in addition to the annual salary and bonus of each employee.
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
As of December 31, 2009, the total compensation cost of the 2009 LTRP amounts to approximately $5.8 million and the related accrued compensation expense for the year ended December 31, 2009 was $1,503,773.
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at December 31, 2009:

December 31, 2009
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	4,457,346	3.75

MercadoLibre Inc.
Notes to Consolidated Financial Statements
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
The following table summarizes the abovementioned written put options transactions:

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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
18. Share Repurchase Plan (Continued)
Those put options were not exercised at the expiration date and for that reason, during the first quarter of 2009, the Company recognized a gain of $185,000.
These transactions required that funds for $358,900 were restricted up to the put options maturity date.
As of December 31, 2008 the written put options fair value amounts to $185,000.
Those derivative financial instruments were not accounted for as hedges and, therefore, as of December 31, 2008, $156,508 —gain— representing the change in the fair value of these instruments were recorded in the income statement as interest income and other financial gains.
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
No written put option transactions were made during the second half of 2009. As of December 31, 2009 there are no written put options transactions outstanding.
Those derivative financial instruments were not accounted for as hedges and, therefore, as of December 31, 2009 the change in the fair value of these instruments was recorded in the income statement as interest income and other financial gains.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
19. Related Party Transactions (Continued)
Curtidos San Luis S.A.
The Company leases office space from Curtidos San Luis S.A.. Immediate family of Marcos Galperin (CEO) are managers and shareholders of the controlling company of Curtidos San Luis S.A.. During the years ended December 31, 2009, 2008 and 2007, the Company recognized expenses from Curtidos San Luis S.A. totaling $903,094, $868,803 and $557,836, respectively.
Asof December 31, 2009 and 2008, the amounts payable to this supplier were $nil.
During the year ended December 31, 2009, the Company bought VAT credits from Curtidos San Luis S.A.. The Company recognized a gain for $37,451 related to an arm’s-length discount received in the transaction. As of December 31, 2009, there are no receivables related to these transactions.
eBay Inc.
On November 7, 2005 the Company obtained a secured loan granted by eBay Inc. in connection with the acquisition of DeRemate subsidiaries, under the following conditions:
•	Principal amount: $12,000,000

•	Interest Rate: 7%

•	Maturity: 5 years, or upon an issuance of securities, such as an initial public offering
On November 6, 2006, the Company paid $851,667 of interest. On November 8, 2006, the Company prepaid $3,000,000 of principal. For the year ended December 31, 2007 the Company recognized $399,000 of interest expenses from this loan which were included in interest expense and other financial charges in the accompanying consolidated statement of income. In August 2007, the Company repaid the total outstanding loan for $9,495,833 (including interest) with the Initial Public Offering proceeds. See more details in Note 21.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
20. Valuation and qualifying accounts
The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2009, 2008 and 2007:

		Charged /
	Balance at	credited to		Charges	Balance
	beginning of	Net income /	DeRemate	Utilized /	at end of
	year	(loss)	acquisition	Write-offs	year
Allowance for doubtful accounts
Year ended December 31, 2007	4,428,271	5,306,423	—	(3,122,269)	6,612,425
Year ended December 31, 2008	6,612,425	8,369,652	—	(6,471,950)	8,510,127
Year ended December 31, 2009	8,510,127	9,681,048	—	(14,493,168)	3,698,007

Funds receivable from customers allowance for chargebacks
Year ended December 31, 2007	191,235	928,409	—	(530,540)	589,104
Year ended December 31, 2008	589,104	64,839	—	(486,923)	167,020
Year ended December 31, 2009	167,020	572,555	—	(652,026)	87,549

Tax valuation allowance
Year ended December 31, 2007	13,140,096	3,880,190	—	(2,023,098)	14,997,188
Year ended December 31, 2008	14,997,188	(1,507,873)	(1,837,123)	—	11,652,192
Year ended December 31, 2009	11,652,192	(897,123)	—	(1,485,674)	9,269,395

Contingencies
Year ended December 31, 2007	493,165	2,024,946	—	(1,499,580)	1,018,531
Year ended December 31, 2008	1,018,531	—	—	31,785	1,050,316
Year ended December 31, 2009	1,050,316	1,543,438	—	(1,354,174)	1,239,580
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
21. Initial Public Offering (Continued)
The consolidated financial statements for the year ended December 31, 2007, including share and per share amounts, include the effects of the offering as follows:
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
22. Quarterly Financial Data (Unaudited)
The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2009, 2008 and 2007:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,

2009

Net Revenues	$32,322,501	$40,901,799	$50,599,276	$49,020,045
Gross profit	25,688,515	32,306,322	40,208,605	38,682,129
Net Income	5,391,176	6,679,779	9,852,268	11,285,570
Net Income per share-basic	0.12	0.15	0.22	0.26
Net Income per share-diluted	0.12	0.15	0.22	0.26
Weighted average shares
Basic	44,069,134	44,074,462	44,088,936	44,108,207
Diluted	44,130,866	44,127,208	44,138,031	44,143,281

2008

Net Revenues	$28,840,730	$34,471,508	$40,260,643	$33,449,739
Gross profit	22,822,449	27,570,005	32,106,781	26,986,812
Net Income	2,067,677	2,947,095	5,875,792	7,921,097
Net Income per share-basic	0.05	0.07	0.13	0.18
Net Income per share-diluted	0.05	0.07	0.13	0.17
Weighted average shares
Basic	44,227,460	44,238,166	44,290,540	44,264,906
Diluted	44,368,011	44,369,317	44,379,682	44,369,635

2007

Net Revenues	$16,459,337	$18,973,288	$22,800,130	$26,893,586
Gross profit	12,971,998	14,973,366	17,918,082	20,989,955
Net Income	994,187	590,886	2,785,474	5,322,393
Net Income per share-basic	0.02	0.01	0.07	0.13
Net Income per share-diluted	0.02	0.01	0.07	0.13
Weighted average shares
Basic	13,375,482	13,575,158	27,538,652	41,226,563
Diluted	13,375,482	13,987,128	27,685,028	41,375,907
* * * *

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.01
Stock Purchase Agreement, dated August 25, 2008, by and among Hammer.com, LLC, MercadoLibre, Inc., Hispanoamerican Educational Investments BV, S.A. La Nación, DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. (4)

2.02
Asset Purchase Agreement, dated August 25, 2008, by and among Hispanoamerican Educational Investments BV, S.A. La Nación, Intangible Assets LLC, Emprendimientos Veta, S.A., DeRemate.com USA, Inc., MercadoLibre, Inc. and Hammer.com, LLC. (4)

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Lease Agreement, dated as of March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (2) (translated from Spanish)

10.03	Amendment Agreement, dated as of November 13, 2008, to the Lease Agreement, dated March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (5) (translated from Spanish)

10.04	Lease Agreement, dated as of April 1, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish) (5)

10.05	Lease Agreement, dated as of May 5, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish) (5)

10.06	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.07	Property Lease Agreement, dated June 28, 2005, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda. (1)

10.08	Property Lease Agreement, dated as of November 1, 2004, between MercadoLivre.com Atividades de Internet Ltda. and Barros e Spitaletti Empreendimentos Ltda. (1)

10.09	Property Lease Agreement, dated of April, 1, 2008, between MercadoLivre.com Atividades de Internet Ltda. And CNA Spitaletti Construtora e Incorporadora Ltda. (5)

10.10	Arias Trust Contract, dated as of June 5, 2006 and amended as of May 29, 2008 (translated from Spanish) (5)

10.11	Management Incentive Bonus Plan of the Registrant. (2)

10.12	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.13	Employment Agreements with Officers.(2)

Exhibit
Number	Exhibit Title

10.14	Form of Restricted Stock Award for Outside directors. (3)

10.15	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008* (5)

10.16	2009 Equity Compensation Plan* (7)

10.17	2008 Long-Term Retention Plan (6)

10.18	2009 Long-Term Retention Plan (6)

10.19	Property Lease Agreement, dated February 01, 2010, between MercadoLivre.com Atividades de Internet Ltda. and Verbo Empreendimentos e Participações Ltda.*

10.20	Property Lease Agreement, dated June 28, 2005, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda.*

10.21	Amendment Agreement, dated October 30, 2009, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda.*

10.22	Property Lease Agreement, dated as of November 1, 2004, between MercadoLivre.com Atividades de Internet Ltda. and Barros e Spitaletti Empreendimentos Ltda.*

10.23	Amendment Agreement, dated October 30, 2009, between MercadoLivre.com Atividades de Internet Ltda. and KW Radar Construtora e Incorporadora Ltda*

10.24	Property Lease Agreement, dated of April, 1, 2008, between MercadoLivre.com Atividades de Internet Ltda. and CNA Spitaletti Construtora e Incorporadora Ltda.*

10.25	Amendment Agreement, dated October 30, 2009, between MercadoLivre.com Atividades de Internet Ltda. and CNA Spitaletti Construtora e Incorporadora Ltda.*

10.26	Property Lease Amendment, dated May 5, 2008, between MercadoLibre Venezuela S.A. and G4 Grupo 4 Inmobiliaria Internacional Industrial Comercial, C.A.*

21.01	List of Subsidiaries*

23.01	Consent of Price Watherhouse & Co. S.R.L., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed Herewith

**	Furnished Herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007;

(2)	Incorporate by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008

(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009

(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009

(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009