Form 10-Q
period 2010-03-31
MERCADOLIBRE INC
filed 2010-05-07
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
44,126,557 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 3, 2010.

MERCADOLIBRE, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1 — Unaudited Condensed Consolidated Financial Statements
MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$34,634,299	$49,803,402
Short-term investments	7,077,862	14,580,185
Accounts receivable, net	7,578,659	4,868,377
Funds receivable from customers	3,238,299	3,785,802
Prepaid expenses	471,733	547,138
Deferred tax assets	5,614,306	5,481,182
Other assets	3,279,979	3,068,930

Total current assets	61,895,137	82,135,016
Non-current assets:
Long-term investments	54,864,792	26,627,357
Property and equipment, net	7,263,001	5,948,276
Goodwill and intangible assets, net	63,769,288	64,338,564
Deferred tax assets	4,014,516	2,897,492
Other assets	530,498	667,944

Total non-current assets	130,442,095	100,479,633

Total assets	$192,337,232	$182,614,649

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,321,381	$11,599,634
Funds payable to customers	32,087,593	31,453,410
Payroll and social security payable	4,405,229	7,428,340
Taxes payable	7,842,042	6,797,516
Loans payable and other financial liabilities	—	3,213,992

Total current liabilities	58,656,245	60,492,892
Non-current liabilities:
Payroll and social security payable	3,339,995	1,355,006
Deferred tax liabilities	5,971,114	5,170,799
Other liabilities	1,123,168	1,402,715

Total non-current liabilities	10,434,277	7,928,520

Total liabilities	$69,090,522	$68,421,412

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,126,557 and 44,120,269 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	$44,126	$44,120
Additional paid-in capital	120,320,530	120,257,998
Retained earnings	27,277,138	17,656,537
Accumulated other comprehensive loss	(24,395,084)	(23,765,418)

Total shareholders’ equity	123,246,710	114,193,237

Total liabilities and shareholders’ equity	$192,337,232	$182,614,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Income
For the three-month periods ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net revenues	$45,937,774	$32,322,501
Cost of net revenues	(9,893,051)	(6,633,986)

Gross profit	36,044,723	25,688,515

Operating expenses:
Product and technology development	(3,224,775)	(2,633,419)
Sales and marketing	(11,108,801)	(10,216,177)
General and administrative	(6,206,881)	(6,071,375)

Total operating expenses	(20,540,457)	(18,920,971)

Income from operations	15,504,266	6,767,544

Other income (expenses):
Interest income and other financial gains	794,142	929,663
Interest expense and other financial charges	(2,995,418)	(2,510,184)
Foreign currency gains	396,972	1,875,486

Net income before income / asset tax expense	13,699,962	7,062,509

Income / asset tax expense	(4,079,361)	(1,671,333)

Net income	$9,620,601	$5,391,176

	Three Months Ended March 31,
	2010	2009
Basic EPS
Basic net income per common share	$0.22	$0.12

Weighted average shares	44,113,595	44,069,134

Diluted EPS
Diluted net income per common share	$0.22	$0.12

Weighted average shares	44,149,700	44,130,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three-month periods ended March 31, 2010 and 2009 (unaudited)

					(Accumulated	Accumulated
				Additional	deficit)	other
	Comprehensive	Common stock		paid-in	Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income(loss)	Total
Balance as of December 31, 2008		44,070,367	$44,071	$119,807,007	$(15,552,256)	$(10,874,841)	$93,423,981

Stock-based compensation — stock options		—	—	436	—	—	436
Stock-based compensation — restricted shares		—	—	16,933	—	—	16,933
Stock -based compensation — long term retention plan (“LTRP”)		3,600	3	80,239	—	—	80,242
Net income	$5,391,176	—	—	—	5,391,176	—	5,391,176
Currency translation adjustment	(3,382,545)	—	—	—	—	(3,382,545)	(3,382,545)
Realized net gain on investments	(3,643)	—	—	—	—	(3,643)	(3,643)

Comprehensive income	$2,004,988

Balance as of March 31, 2009		44,073,967	$44,074	$119,904,615	$(10,161,080)	$(14,261,029)	$95,526,580

Stock options exercised		35,031	35	28,319	—	—	28,354
Stock-based compensation — stock options		—	—	1,316	—	—	1,316
Stock-based compensation — restricted shares		—	—	57,449	—	—	57,449
Stock -based compensation — LTRP		(3,600)	(3)	95,214	—	—	95,211
Restricted shares issued		10,655	10	171,089	—	—	171,099
LTRP shares issued		3,600	3	(3)	—	—	—
Shares issued		616	1	(1)	—	—	—
Net income	$27,817,617	—	—	—	27,817,617	—	27,817,617
Currency translation adjustment	(9,532,020)	—	—	—	—	(9,532,020)	(9,532,020)
Unrealized net gains on investments	27,630	—	—	—	—	27,630	27,630
Realized net gains on investments	1	—	—	—	—	1	1

Comprehensive income	$20,318,216

Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three-month periods ended March 31, 2010 and 2009 (unaudited)

					(Accumulated	Accumulated
				Additional	deficit)	other
	Comprehensive	Common stock		paid-in	Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income (loss)	Total
Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

Stock options exercised		2,307	2	1,968	—	—	1,970
Stock-based compensation — stock options		—	—	61	—	—	61
Stock-based compensation — restricted shares		—	—	21,204	—	—	21,204
Stock-based compensation LTRP		—	—	39,303	—	—	39,303
LTRP shares issued		3,981	4	(4)	—	—	—
Net income	$9,620,601	—	—	—	9,620,601	—	9,620,601
Currency translation adjustment	(566,885)	—	—	—	—	(566,885)	(566,885)
Unrealized net loss on investments	(35,151)	—	—	—	—	(35,151)	(35,151)
Realized net loss on investments	(27,630)	—	—	—	—	(27,630)	(27,630)

Comprehensive income	$8,990,935

Balance as of March 31, 2010		44,126,557	$44,126	$120,320,530	$27,277,138	$(24,395,084)	$123,246,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Cash flows from operations:
Net income	$9,620,601	$5,391,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	946,873	956,491
Interest expense	—	234,294
Accrued interest	(228,151)	(3,643)
Stock-based compensation expense — stock options	61	436
Stock-based compensation expense — restricted shares	21,204	16,933
LTRP accrued compensation	324,607	205,251
Deferred income taxes	(407,531)	277,015
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(3,020,745)	(592,602)
Funds receivable from customers	441,399	(908,809)
Prepaid expenses	58,009	(393,388)
Other assets	(92,884)	(2,465,124)
Accounts payable and accrued expenses	3,840,657	891,659
Funds payable to customers	418,066	1,322,085
Other liabilities	(467,618)	(78,893)

Net cash provided by operating activities	11,454,548	4,852,881

Cash flows from investing activities:
Purchase of investments	(34,354,598)	(33,656,429)
Proceeds from sale and maturity of investments	12,723,697	30,861,254
Purchases of intangible assets	(12,865)	(918,479)
Purchases of property and equipment	(1,396,672)	(1,720,008)

Net cash used in investing activities	(23,040,438)	(5,433,662)

Cash flows from financing activities:
Decrease in loans payable	(3,213,878)	(57,175)
Stock options exercised	1,970	—
Issuance of common stock	—	3

Net cash used in financing activities	(3,211,908)	(57,172)

Effect of exchange rate changes on cash and cash equivalents	(371,305)	170,150

Net decrease in cash and cash equivalents	(15,169,103)	(467,803)
Cash and cash equivalents, beginning of the period	49,803,402	17,474,112

Cash and cash equivalents, end of the period	$34,634,299	$17,006,309

Supplemental cash flow information:
Cash paid for interest	$2,832,119	$2,041,212
Cash paid for income taxes	$4,935,701	$2,284,364
The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business
MercadoLibre Inc. (the “Company”) is an e-commerce enabler whose mission is to build the necessary online and technology tools to allow practically anyone to trade almost anything, helping to make inefficient markets more efficient in Latin America.
The Company operates in several reporting segments. The MercadoLibre online marketplace segments include Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay). The MercadoPago segment includes the Company’s regional online payments platform consisting of its MercadoPago business available in Brazil, Argentina, Mexico and other countries (Chile, Colombia, and Venezuela).
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
In November 2005, the Company acquired certain operations of DeRemate.com Inc., a regional competing online marketplace, including all of its operations in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela and the majority of the shares of the capital stock of its subsidiaries (except for its Argentine and Chilean subsidiaries, which were operated under the control of one of previous stockholders of DeRemate), for an aggregate purchase price of $12.1 million, net of cash and cash equivalents acquired.
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
During 2007 the Company also launched a new and improved version of its MercadoPago payments platform in Chile and Colombia as well as in Argentina during 2008. The new MercadoPago, in addition to improving the ease of use and efficiency of payments for marketplace purchases, also allows for payments outside of the Company’s marketplaces. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments in their independent commerce websites. In this way MercadoPago 3.0 as it has been called is designed to meet the growing demand for Internet based payments systems in Latin America. In addition, in December 2009, the Company started processing off-MercadoLibre transactions with selected sites in Brazil as a Beta test using its new direct payments product, while maintaining the escrow product for on-MercadoLibre transactions. On March 30, 2010, the Company started processing off-MercadoLibre transactions through its new direct payments product to anyone in Brazil.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business (Continued)
In January 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operated an online classifieds platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. The Company paid for the shares of CMG and its subsidiaries $19 million, subject to certain escrows and working capital adjustment clauses.
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
As of March 31, 2010, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.
2.	Summary of Significant Accounting Policies
Basis of presentation
The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. These financial statements are stated in US dollars. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year information to conform to current year presentation.
Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.3% and 98.7% of the consolidated totals during the three-month periods ended March 31, 2010 and 2009, respectively. Long-lived assets located in the foreign operations totaled $67,067,371 and $67,523,246 as of March 31, 2010 and December 31, 2009, respectively. Cash and cash equivalents as well as short and long-term investments, totaling $96,576,953 and $91,010,944 at March 31, 2010 and December 31, 2009, respectively, are mainly located in the United States of America.
These unaudited interim financial statements reflect the Company’s consolidated financial position as of March 31, 2010 and December 31, 2009. These statements also show the Company’s consolidated statement of income for the three-months ended March 31, 2010 and 2009, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the three months ended March 31, 2010 and 2009. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Basis of presentation (Continued)
Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. The condensed consolidated statements of income, shareholders’ equity and cash flows for the periods presented are not necessarily indicative of results expected for any future period.
Management has evaluated subsequent events through May 7, 2010 which is the date the financial statements were issued.
Foreign Currency Translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela for the three-month periods ended March 31, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity (deficit). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency gains” and amounted to $396,972 and $1,875,486 for the three-month periods ended March 31, 2010 and 2009, respectively.
Until September 30, 2009, the Company translated its Venezuelan subsidiaries assets, liabilities, income and expense accounts at the official rate of 2.15 “Bolivares Fuertes” per US dollar.
Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affect the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, the Venezuelan subsidiaries assets, liabilities, income and expense accounts have been translated using the parallel exchange rate resulting in the recognition in that quarter of a currency translation adjustment of $16,977,276 recorded in other comprehensive income. The average exchange rate used for translating the fourth quarter results was 5.67 “Bolivares Fuertes” per US dollar and the year-end exchange rate used for translating assets and liabilities was 6.05 “Bolivares Fuertes” per US dollar.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation (Continued)
According to US GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 considering the US dollar as the functional currency.
Therefore, no translation effect was accounted for in other comprehensive income during the three-month period ended March 31, 2010 related to our Venezuelan operations.
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
The cumulative three year inflation rate as of December 31, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the periods after January 1, 2008. The blended CPI/NCPI three-year inflation index (23 months of NCPI and 13 months of CPI) as of November 30, 2009 exceeded 100%. According to US GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1, 2010. Therefore, the Company has transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering the US dollar as the functional currency.
Taxes on revenues
The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $3,008,089 and $1,727,401 for the three-month periods ended March 31, 2010 and 2009, respectively.
Income Tax
From fiscal year 2008 to fiscal year 2018, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, during these 10 years. Aggregate tax benefit totaled $789,686 and $703,206 for the three-month periods ended March 31, 2010 and 2009, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.02 and $0.02 for the three-month periods ended March 31, 2010 and 2009, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Income Tax (Continued)
As of March 31, 2010 and December 31, 2009, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $3,646,709 and $2,879,999, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.
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
Comprehensive Income
Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income for the three-month periods ended March 31, 2010 and 2009 amounted to $8,990,935 and $2,004,988, respectively.
3.	Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.
The Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income available to common stockholders for the three-month period ended March 31, 2010 and 2009, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)
Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.
The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income	$9,620,601	$9,620,601	$5,391,176	$5,391,176

Net income available to common shareholders attributable to unvested restricted shares preferred stock	1,821	1,821	$165	$165

Net income available to common shareholders attributable to common stock	$9,618,780	$9,618,780	$5,391,011	$5,391,011

Net income per share of common stock is as follows for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.22	$0.22	$0.12	$0.12

Numerator:
Net income available to common shareholders	$9,618,780	$9,618,780	$5,391,011	$5,391,011

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,113,595	44,113,595	44,069,134	44,069,134
Adjustment for stock options	—	16,362	—	49,568
Adjustment for additional Shares	—	7,969	—	12,164
Adjustment for shares granted under LTRP	—	11,774	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,113,595	44,149,700	44,069,134	44,130,866

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)
The calculation of diluted net income per share excludes all anti-dilutive shares. For the three-month periods ended March 31, 2010 and 2009, the numbers of anti-dilutive shares are as follows:

	Three Months Ended March 31,
	2010	2009
Anti-dilutive shares
Restricted shares	—	—
Shares granted under LTRP	—	18,690

	—	18,690

4.	Business Combinations, Goodwill and Intangible Assets
Business Combinations
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
On February 12, 2009, the Company agreed to modify the maturity conditions of the promissory note as follows: (i) $3,000,000 on June 5, 2009 (ii) $9,000,000 on September 5, 2009 (iii) $3,000,000 on December 5, 2009 and (iv) $3,000,000 on March 5, 2010. The promissory notes bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity. In addition, on that date the Company finished the purchase price allocation period and the Company agreed with the Sellers a working capital adjustment for $480,912 to be paid by the Sellers to the Company.
On June 3, 2009, the Company paid to the Sellers $3,113,203 including principal plus accrued interest.
On August 31, 2009, the Company paid to the Sellers $9,470,222 including principal plus accrued interest.
On December 4, 2009, the Company paid to the Sellers $3,018,893 including principal plus accrued interest, net of certain working capital adjustments.
On March 4, 2010, the Company paid the final amount to the Sellers $3,242,395 including principal plus accrued interest.
As of March 31, 2010, the Company has paid all the promissory notes related to DeRemate acquisition.
Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2010	2009
Indefinite lived assets
- Goodwill	$59,397,093	$59,822,746
- Trademarks	2,455,593	2,415,874
Amortizable intangible assets
- Licenses and others	2,264,622	2,227,315
- Non-compete agreement	1,191,159	1,218,393
- Customer list	1,572,253	1,593,861

Total intangible assets	$66,880,720	$67,278,189
Accumulated amortization	(3,111,432)	(2,939,625)

	$63,769,288	$64,338,564

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)
Goodwill
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2010 and the year ended December 31, 2009, are as follows:

	Three Months Ended March 31, 2010
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total	Payments	Consolidated

Balance, beginning of period	$12,565,062	$23,175,174	$6,592,024	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$58,409,076	$1,413,670	$59,822,746
- Effect of exchange rates changes	(280,791)	(467,118)	(218,455)	241,783	—	305,858	22,114	(396,609)	(29,044)	(425,653)

Balance, end of the period	$12,284,271	$22,708,056	$6,373,569	$5,012,343	$4,846,030	$5,406,797	$1,381,401	$58,012,467	$1,384,626	$59,397,093

	Year Ended December 31, 2009
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total	Payments	Consolidated

Balance, beginning of year	$9,361,697	$25,504,101	$5,252,283	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$64,140,286	$1,512,488	$65,652,774
- Effect of exchange rates changes	3,203,365	(2,328,927)	1,339,741	252,870	(8,790,472)	453,258	138,955	(5,731,210)	(98,818)	(5,830,028)

Balance, end of the year	$12,565,062	$23,175,174	$6,592,024	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$58,409,076	$1,413,670	$59,822,746

Amortizable intangible assets
Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $172,861 and $139,401 for the three-month periods ended March 31, 2010 and 2009, respectively.
Expected future intangible asset amortization from acquisitions completed as of March 31, 2010 is as follows:

For year ended 12/31/2010 (remaining nine months)	$678,309
For year ended 12/31/2011	633,597
For year ended 12/31/2012	554,352
For year ended 12/31/2013	50,344

$1,916,602

5.	Segments
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
The Marketplace segments include Brazil, Argentina, Venezuela, Mexico and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay) on line market places commerce platforms. The Payments segment is the Company’s regional payments platform consisting of its MercadoPago business in Brazil, Argentina, Mexico, Chile, Colombia, and Venezuela.
Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, headcount compensation, third party fees. All corporate related cost have been excluded from the Company’s direct contribution.
Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs, are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.
The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2010
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$15,687,444	$6,722,221	$4,016,180	$3,326,932	$3,242,226	$32,995,003	$12,942,771	$45,937,774
Direct costs	(9,191,969)	(2,597,562)	(2,268,972)	(1,731,675)	(1,668,738)	(17,458,916)	(7,787,264)	(25,246,180)

Direct contribution	6,495,475	4,124,659	1,747,208	1,595,257	1,573,488	15,536,087	5,155,507	20,691,594

Operating expenses and indirect costs of net revenues								(5,187,328)

Income from operations								15,504,266

Other income (expenses):
Interest income and other financial gains								794,142
Interest expense and other financial results								(2,995,418)
Foreign currency gain								396,972

Net income before income / asset tax expense								$13,699,962

	Three Months Ended March 31, 2009
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$9,878,197	$4,965,877	$2,868,922	$6,365,820	$1,875,105	$25,953,921	$6,368,580	$32,322,501
Direct costs	(6,605,658)	(2,176,755)	(1,796,994)	(3,655,514)	(1,203,036)	(15,437,957)	(4,081,206)	(19,519,163)

Direct contribution	3,272,539	2,789,122	1,071,928	2,710,306	672,069	10,515,964	2,287,374	12,803,338

Operating expenses and indirect costs of net revenues								(6,035,795)

Income from operations								6,767,544

Other income (expenses):
Interest income and other financial gains								929,663
Interest expense and other financial results								(2,510,184)
Foreign currency gain								1,875,486

Net income before income / asset tax expense								$7,062,509

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)
The following table summarizes the allocation of the long-lived tangible assets based on geography:

	March 31,	December 31,
	2010	2009

US long-lived tangible assets	$3,950,890	$2,746,059

Other countries long-lived tangible assets
Argentina	2,125,093	1,978,652
Brazil	838,810	883,712
Mexico	84,757	71,064
Venezuela	191,924	196,846
Other countries	71,527	71,943

	$3,312,111	$3,202,217

Total long-lived tangible assets	$7,263,001	$5,948,276

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2010	2009

US intangible assets	$14,028	$17,535

Other countries goodwill and intangible assets
Argentina	25,556,474	26,188,435
Brazil	12,308,294	12,597,173
Mexico	5,054,874	4,818,438
Venezuela	6,600,769	6,602,677
Other countries	14,234,849	14,114,306

	$63,755,260	$64,321,029

Total goodwill and intangible assets	$63,769,288	$64,338,564

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)
The following table summarizes the allocation of net revenues based on geography:

	Three Months Ended March 31,
	2010	2009

Brazil	26,351,472	$15,212,678
Argentina	8,354,246	5,397,607
Mexico	4,469,937	3,174,882
Venezuela	3,475,490	6,639,429
Other countries	3,286,629	1,897,905

Total net revenues	$45,937,774	$32,322,501

6.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	March 31,	identical Assets	December 31,	identical Assets
Description	2010	(Level 1)	2009	(Level 1)

Assets

Cash and Cash Equivalents:

Money Market Funds	$6,345,689	$6,345,689	$26,298,189	$26,298,189

Investments:

Asset backed securities	11,519,240	11,519,240	—	—

Sovereign Debt Securities	8,163,046	8,163,046	—	—

Corporate Debt Securities	10,660,020	10,660,020	8,045,048	8,045,048

Total financial Assets	$36,687,995	$36,687,995	$34,343,237	$34,343,237

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of March 31, 2010 and December 31, 2009, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

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
As of March 31, 2010 and December 31, 2009, the Company has financial assets measured at fair value on a recurring basis for $36,687,995 and $34,343,237, respectively.
In addition, as of March 31, 2010, the Company had $23,176,806 of short-term and long-term investments, which consisted of time deposits considered held to maturity investments. As of December 31, 2009, the Company had $25,993,069 of short-term and long-term investments, which consisted of time deposits and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of March 31, 2010 and December 31, 2009, approximates their fair values.
As of March 31, 2010 and December 31, 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. For the three-month periods ended March 31, 2010 and 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles.
As of March 31, 2010 and December 31, 2009, the Company does not have any non-financial assets or liabilities measured at fair value.
7.	Compensation Plan for Outside Directors
The Company compensates its outside directors through the payment of cash fees and, from time to time, through the issuance of equity awards. In both 2009 and 2010, each director was entitled to receive an annual cash retainer of $30,000. Additionally, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company were entitled to receive additional annual cash retainers of $15,000, $12,000, $5,000 and $10,000, respectively.
On June 10, 2009, the Company issued an aggregate of 2,305 shares of common stock and 8,350 restricted shares of common stock (the “Restricted Shares”) to our outside directors. The Restricted Shares vest in full in June 2010. Restricted Shares awarded to employees and directors are measured at their fair market value using the grant-date price of the Company’s shares. For the three-month periods ended March 31, 2010 and 2009, the Company recognized $21,204 and $34,907, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income.
For the three-month periods ended March 31, 2010 and 2009, the Company also recognized nil and $16,933, respectively, of compensation expense related to prior awards of restricted shares to the outside directors, which amounts are included in operating expenses in the accompanying condensed consolidated statement of income.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies
Litigation and Other Legal Matters
At March 31, 2010, the Company had established reserves for proceeding-related contingencies of $1,023,617 to cover 283 legal actions against the Company where the Company has determined that a loss is probable. As of March 31, 2010 no loss amount has been accrued for over 1,274 legal actions for the aggregate amount up to $4,020,805 because a loss is not considered probable.
At the beginning of 2010, the Brazilian subsidiary of the Company had 295 cases in litigation in ordinary courts, 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda., 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., Botelho Indústria e Distribuição Cinematográfica Ltda. and SERASA S.A) were related to alleged intellectual property infringement.
During the three-month period ended March 31, 2010, the Brazilian subsidiary of the Company was sued in 33 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
As of March 31, 2010, 315 legal actions were pending in the Brazilian ordinary courts 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda., 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., and Botelho Indústria e Distribuição Cinematográfica Ltda. and SERASA S.A) were related to alleged intellectual property infringement. In addition, during the three-month period ended on March 31, 2010, the Brazilian subsidiary of the Company received approximately 449 summons of legal actions filed in Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them. As of March 31, 2010, there were more than 1,830 cases still pending in Brazilian courts.
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
On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Company’s Brazilian subsidiary should be held joint and severally liable for any fraud committed by sellers on the Brazilian version of its website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. The Company was summoned on December 12, 2007 and presented its defense on January 4, 2008. On June 26, 2009, the Judge sentenced in favor of the State of São Paulo Public Prosecutor in all his claims. On June 29, 2009 a recourse to the lower court was presented by the Company. On September 29, 2009 the Company presented an appeal and requested to suspend effects of the sentence issued by the lower court until the appeal is decided. On November 2009, the suspension of the effects of the ruling was granted, however the appeal is still pending.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies (Continued)
Litigation after March 31, 2010
After March 31, 2010 and up to the date of issuance of these consolidated financial statements, the Company was sued in 10 cases in ordinary courts (9 of which correspond to the Brazilian subsidiary) and 180 new cases in consumer courts (159 of which correspond to the Brazilian subsidiary). No loss amount has been accrued in connection with these actions because a loss is not considered probable.
Other contingencies
As of March 31, 2010, the Company had reserved $94,927 against some tax contingencies (other than income tax), identified in some of its subsidiaries.
Other Commitments
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. As of March 31, 2010, the Argentine subsidiary has invested $8,423,542 in the aforementioned trust and is expected to invest an additional $808,752 in the following 2 months. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet.
9.	Long Term Retention Plan
On August 8, 2008, the Board of Directors approved an employee retention program that will be payable 50% in cash and 50% in shares, in addition to the annual salary and bonus of certain executives. Payments will be made in the first quarter on annual basis according to the following vesting schedule:
•	Year 1 (2008): 17%
•	Year 2 (2009): 22%
•	Year 3 (2010): 27%
•	Year 4 (2011): 34%
In March 2009, the abovementioned 17% related to Year 1 was paid. In April 2010, the Company paid the 22% related to the Year 2.
In addition, the 2008 Long Term Retention Plan (the “2008 LTRP”) has a performance condition which has been achieved at the date of these financial statements and also requires the employee to stay in the Company at the payment date. The compensation cost is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment date.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Long Term Retention Plan (Continued)
The total compensation cost of the 2008 LTRP amounts to approximately $1.8 million including cash and shares. The 21,591 shares granted were valued at the grant-date fair market value of $36.8 per share. For the three-month period ended March 31, 2010, the related accrued compensation expense was $91,652 corresponding $34,376 to the share portion of the award credited to Additional Paid-in Capital and $57,276 to the cash portion included in the Balance Sheet as Social security payable.
During the three-month periods ended March 31, 2009, the related accrued compensation expense was $135,820 corresponding $51,356 to the share portion of the award credited to Additional Paid-in Capital and $84,424 to the cash portion included in the Balance Sheet as Social security payable.
The following table summarizes the number of shares for each of the following groups:

	March 31,	December 31,
Number of Shares	2010	2009

Granted	21,591	21,591
Non-vested at the beginning of the period / year	21,591	21,591
Non-vested at the end of the period / year	10,599	15,015
Forfeited	3,411	2,976
Vested and paid to the employees	7,581	3,600
Outstanding	10,599	15,015
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at March 31, 2010:

	March 31, 2010
		Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Shares outstanding	510,997	1.56
Shares paid	191,920	—
The aggregate intrinsic value of the shares paid on March 13, 2009 and March 31, 2010 under the 2008 LTRP amounts to $61,740 and $191,920 respectively, at each date.
On June 10, 2009, the Compensation Committee of the Board of Directors approved the 2009 employee retention program (“the 2009 LTRP”). The award under the 2009 LTRP will be fully payable in cash in addition to the annual salary and bonus of each employee.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Long Term Retention Plan (Continued)
The 2009 LTRP will be paid in 8 equal annual quotas (12.5% each) commencing on March 31, 2010. Each quota will be calculated as follows:
•	6.25% of the amount will be calculated in nominal terms (“the nominal basis share”),
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
As of March 31, 2010, the total compensation cost of the 2009 LTRP amounts to approximately $5.5 million and the related accrued compensation expense for the three-month period ended March 31, 2010 was $328,012.
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at March 31, 2010:

March 31, 2010
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	3,680,387	4.00

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10.	Share Repurchase Plan
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
During March 2009, the Company sold written put options of its own shares. The following table summarizes the written put option transactions made in the first quarter of 2009:

Total

Number of Shares	226,000
Premium	302,997
Average Price	1.34
Commissions and other fees	(6,782)
Cash received	296,215

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10.	Share Repurchase Plan (Continued)
As of March 31, 2009, the Company held 2,260 written put option contracts for 100 shares each one which can be exercised by the counterparties up to June 20, 2009. The strike price is $10 for 1,100 written put option contracts and $12.5 for the remaining put options. If all options were exercised, the Company would pay $2,550,000.
As of March 31, 2009 the written put options fair value amounted to $130,100.
As of March 31, 2009, those derivative financial instruments were not accounted for as hedges and, therefore, $172,897 —gain— representing the change in the fair value of these instruments were recorded in the income statement as interest income and other financial gains.
These put options were not exercised at the expiration date and for that reason, during the first half of 2009, the Company recognized a gain of $302,997.
No written put option transactions were made during the three-month period ended March 31, 2010. As of March 31, 2010 there is no written put options transaction outstanding.
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
Cautionary Statement Regarding Forward-Looking Statements
Certain statements regarding our future performance made in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may relate to such matters as:
•	our expectations regarding the continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government regulation;

•	litigation and legal liability;

•	systems interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends;

•	security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations; and

•	political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy.
These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties — many of which are beyond our control — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and our unaudited condensed consolidated financial statements and related notes in Item 1 of Part I of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material that could cause results to differ materially from our expectations.

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
•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the quarters ended March 31, 2010 and 2009;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, capital expenditures and contractual obligations; and

•	a discussion of the market risks that we face.
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
We offer our users two principal services:
•
The MercadoLibre Marketplace: The MercadoLibre Marketplace, which we sometimes refer to as our Marketplace business, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Users and advertisers are also able to place, display and/or text advertisements on our web pages in order to promote their brands and offerings. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services. As a further enhancement to the MercadoLibre Marketplace, in 2009 we launched our MercadoClics program to allow businesses to promote their products and services on the web. MercadoClics offers advertisers a cost efficient and automated platform with which to acquire traffic from us. Advertisers purchase, on a cost per clicks basis, advertising space that appear alongside product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both on or off-platform to the advertisers destination of choice.

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

We operate in six reporting segments, five of which related to our Marketplace business and the remainder which relates to our Payment business. Within our Marketplace business, we separately report our operations in each of Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay). The operations of our Payments business, which is available in each of Brazil, Argentina, Mexico, Chile, Colombia, and Venezuela, are reported in one segment. In addition, we operate a real estate classifieds platform that covers some areas of Florida in the United States, the operations of which are included in our Marketplace segment for Other Countries.

Principal trends in Results of Operations
Growth in net revenue over comparable periods from year to year
Since our inception, we have consistently generated revenue growth from the MercadoLibre Marketplace and from MercadoPago, driven by the growth of our key operational metrics. Our net revenues for the three-month period ended March 31, 2010, as compared to the same period for 2009, increased by 27.1% and 103.2% for the MercadoLibre Marketplace and MercadoPago Payments platform, respectively. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic conditions, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, particularly in Venezuela and high interest rates, could lead to declining year-to-year net revenues, particularly as measured in U.S. dollars.
Increased diversification of revenues
Revenues from our Payments business have been increasing at a faster rate than our revenues from our Marketplace business, and we anticipate this trend to continue in the long term. For the three-month periods ended March 31, 2010 and 2009, Payments represented 28.2% and 19.7% of net revenues, respectively. However, this trend is sensitive to macroeconomic fluctuations, including interest rate fluctuations for consumer credit. Accordingly, this revenue diversification trend may be interrupted during economic periods where there are higher costs of lending.
Gross profit margins
Our business has generated sustained high gross profit margins over time, defined as total net revenues minus total cost of net revenues, as a percentage of net revenues. Historically, gains in gross profit margins have been mainly attributable to increased economies of scale in customer service, Internet Service Provider (“ISP”) connectivity and site operations, improved economic terms obtained from payment processors as well as increases in interest fees that we charge our MercadoPago buyers.
Our gross profit margin was 78.5% for the three-month period ended March 31, 2010 as compared to 79.5% for the same period in 2009, mainly as a result of faster growth in our Payments business as compared to our Marketplace business. Our Payments business has a lower gross profit margin than our Marketplace business. In the future, gross profit margins could continue to decline if the cost of net revenues as a percentage of net revenues increases as our Payments business grows faster than our Marketplace business, if we cannot sustain the economies of scale that we have achieved, or if we decrease the interest fees charged.
Improving Operating income margins
We have generated and expect to continue generating economies of scale in operating expenses. For the three-month period ended March 31, 2010, our operating income margins, defined as income from operations as a percentage of net revenues, increased from 20.9% in the first quarter of 2009 to 33.8% in the first quarter of 2010 driven by the impact of these economies of scale.
For the three-month period ended March 31, 2010, our operating expense margins, defined as operating expenses as a percentage of net revenues, decreased from 58.5% during the first quarter in 2009 to 44.7% in the first quarter of 2010. We anticipate, however, that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.
Growth in Net Income
We have generated growth in our net income as a consequence of the abovementioned trends. For the three-month period ended March 31, 2010 and 2009, net income was $9.6 million and $5.4 million, respectively, an increase of $4.2 million or 78.5% from the 2009 first quarter. However, as mentioned above, if any of these trends were to revert, our net income growth could be affected, or could even become negative on a year-to-year basis.

Description of line items
Net revenues
We recognize revenues in each of our reporting segments. The MercadoLibre Marketplace segments include Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay). The MercadoPago segment includes our regional Payments platform consisting of our MercadoPago business.
Historically, we have generated revenues from the MercadoLibre Marketplace segments from:
•	listing fees;

•	optional feature fees;

•	final value fees; and

•	online advertising fees.
During the first quarter of 2009, we modified our pricing structure by replacing our previous listing fees and optional feature fees with consolidated up-front fees which bundle these features. We now offer three types of up-front fees for three different combinations of placement and features. Up-front fees are charged at the time the listing is uploaded onto our platform and are not subject to successful sale of the items listed. Following this fee structure modification, revenues for the MercadoLibre Marketplace segments are now generated by:
•	up front fees;

•	final value fees; and

•	online advertising fees.
The MercadoLibre Marketplace business generated 71.8% and 80.3% of our net revenues for the three-month periods ended March 31, 2010 and 2009, respectively. The following table sets forth the percentage of consolidated net revenues by country from our MercadoLibre Marketplace for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in millions, except percentages)

Percentage of total MercadoLibre
Marketplace net revenues
Brazil	47.5%	38.1%
Argentina	20.4%	19.1%
México	12.2%	11.1%
Venezuela	10.1%	24.5%
Other Countries	9.8%	7.2%

Total Net Revenues	100.0%	100.0%

The following table sets forth the percentage of consolidated net revenues by type of business for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Net Revenues breakdown by businesses
As a percentage of total net revenues:
Marketplaces	71.8%	80.3%
Payments	28.2%	19.7%
Revenues generated by our Payments business are attributable to commissions charged to buyers and sellers for the use of MercadoPago. We generate revenues from our MercadoPago Payments segment by charging users a commission and a financial charge when the user elects to pay in installments, which we recognize, in both cases, once the transaction is completed. During the three-month period ended March 31, 2010, commission and installment-related financial charges averaged 5.9% and 4.6%, respectively, of the payment amounts made by the user through MercadoPago.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2010 and 2009, no single customer accounted for more than 1.0% of our net revenues in our MercadoLibre Marketplace business or our MercadoPago Payments business. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the local currency, except for Venezuela whose functional currency is the US dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 6.5% of net revenues for the three-month period ended March 31, 2010.
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
We carry out the vast majority of our marketing efforts on the Internet. In that context, we enter in agreements with portals, search engines, social networks, ad networks and other sites in order to attract Internet users to the MercadoLibre Marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we invest a portion of our marketing budget on cable television advertising in order to improve our brand awareness and to complement our online efforts.
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
Foreign Currency Translation
Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gain / (loss)”.
Until September 30, 2009, our Venezuelan subsidiaries assets, liabilities, income and expenses were translated at the official exchange rate of 2.15 “Bolivares Fuertes” per U.S. dollar.
In the fourth quarter of 2009, we began to use the parallel exchange rate rather than the official exchange rate to translate our Venezuelan financial statements. The following facts and circumstances have been considered in our analysis of the applicable exchange rate:
•	At the date we changed the translation exchange rate, we did not have a history of having obtained dividends remittances at the official exchange rate (and we do not have at the date of this report),

•	The industry in which we operate may not influence our ability to access to the official exchange rate,

•	The CADIVI volume of approvals of the use of the Official Rate was down 50% on a year-to-year basis as of July 2009.

•
CADIVI has not only delayed approvals but also removed many items from priority lists, further delaying approvals (current priorities appear to be food and medicine) and causing delays in the repatriation of dividends for many companies.

Consequently, in the fourth quarter of 2009, we translated our Venezuelan assets, liabilities, income and expense accounts using the parallel exchange rate.
In accordance with US GAAP, we have classified our Venezuelan operations as highly inflationary as of January 1, 2010 and have accordingly used the US dollar to be the functional currency for purposes of our financial statements. Therefore, no translation effect was accounted for in other comprehensive income during the three-month period ended March 31, 2010 related to our Venezuelan operations.
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
We believe that the accounting estimate related to impairment of long lived assets and goodwill is critical since it is highly susceptible to change from period to period because: (i) it requires management to make assumptions about gross merchandise volume growth, future interest rates, sales and costs; and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as on our net income would be material. Management’s assumptions about future sales and future costs require significant judgment.
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
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report and in Note 8 to our condensed consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At March 31, 2010, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.
Results of operations for the three-month period ended March 31, 2010 compared to three-month period ended March 31, 2009.
The selected financial data for the three-month periods ended March 31, 2010 and 2009 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.
Statement of income data

	Three Months Ended March 31,
(In millions)	2010	2009

Net revenues	$45.9	$32.3
Cost of net revenues	(9.9)	(6.6)

Gross profit	36.0	25.7

Operating expenses:

Product and technology development	(3.2)	(2.6)
Sales and marketing	(11.1)	(10.2)
General and administrative	(6.2)	(6.1)

Total operating expenses	(20.5)	(18.9)

Income from operations	15.5	6.8

Other income (expenses):
Interest income and other financial gains	0.8	0.9
Interest expense and other financial charges	(3.0)	(2.5)
Foreign currency gain	0.4	1.9

Net income before income / asset tax expense	13.7	7.1

Income / asset tax expense	(4.1)	(1.7)

Net income	$9.6	$5.4

Other Data

	Three Months Ended March 31,
(In millions)	2010	2009

Number of confirmed registered users at end of the period [1]	44.9	35.7
Number of confirmed new registered users during the period [2]	2.3	1.9
Gross merchandise volume [3]	731.6	520.9
Number of items sold [4]	8.3	6.0
Total payment volume [5]	123.8	53.2
Total payment transactions [6]	1.1	0.5
Capital expenditures	1.4	2.6
Depreciation and Amortization	0.9	1.0

1-	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.

2-	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.

3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.

4-	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.

5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

6-	Measure of the number of all transactions paid for using MercadoPago.
Net revenues

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
				(*)
Net Revenues by Business:
Marketplaces	$33.0	$25.9	$7.1	27.1%
Payments	12.9	6.4	6.5	103.2%

Total Net Revenues	$45.9	$32.3	$13.6	42.1%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
Measured in local currencies, net revenues grew 45.0% in the three-month period ended March 31, 2010, compared to the same period a year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2009 and applying them to the corresponding months in 2010, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
Growth in MercadoLibre Marketplace revenues from the first quarter of 2009 to the first quarter of 2010 resulted principally from a 40.4% increase in the gross merchandise volume transacted through our platform from the first quarter of 2009 to the first quarter of 2010. This was partially offset by a decrease in US dollar revenues provided by our Venezuelan subsidiaries as a consequence of the re-measurement of our revenues at the monthly average parallel exchange rate of 6.52 Bolivar Fuerte per US dollar during the first quarter of 2010. During the first quarter of 2009 we translated the “Bolivares Fuertes” to U.S. dollar at the official exchange rate of 2.15 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail). In addition the growth in Marketplace revenues was partially offset by a decrease in our Marketplace take rate, defined as Marketplace revenues as a percentage of gross merchandise volume, from 5.0% for the three-month period ended March 31, 2009 to 4.5% for the three-month period ended March 31, 2010. The decrease in take rate was principally due to a larger growth in final value fee listings, which have a marginally lower take rate, as compared to up-front fee listings and a larger growth in our smaller country operations that have a lower take rate as compared to our bigger company operations. The growth in MercadoPago revenues for the three-month period ended March 31, 2010 resulted principally from a 132.9% increase in the total Payments volume completed on our MercadoPago Payments platform partially offset by a decrease in our Payments take rate, defined as Payments revenues as a percentage of total Payment volume, from 12.0% in the first quarter of 2009 to 10.5% in the first quarter of 2010 (see “Description of Line items: Net Revenue” section for an explanation of how revenues are recorded for MercadoPago installments). The decrease in our MercadoPago take rate was principally due to a decrease in installment-related financial charges that we charge to users mainly as a consequence of a general decrease in interest rates.
The following table summarizes the changes in net revenues by segment for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
				(*)
Net Revenues by Segment:
Brazil Marketplace	$15.7	$9.9	$5.8	58.8%
Argentina Marketplace	6.7	4.9	1.8	35.4%
Mexico Marketplace	4.0	2.9	1.1	40.0%
Venezuela Marketplace	3.3	6.3	(3.0)	-47.7%
Others Marketplace	3.2	1.9	1.3	72.9%
Payments	13.0	6.4	6.6	103.2%

Total Net Revenues	$45.9	$32.3	$13.6	42.1%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
On a segment basis, our net revenues for the three-month period ended March 31, 2010 as compared to three-month period ended March 31, 2009, increased across all segments except for the Venezuelan Marketplace which, measured in US dollars, decreased 47.7%. The decrease in net revenues for this Venezuelan segment is attributable to the re-measurement of our revenues at the monthly average parallel exchange rate of 6.52 “Bolivares Fuertes” per U.S. dollar as compared to the first quarter of 2009 where the revenues were translated at the official exchange rate of 2.15 “Bolivares Fuertes” per U.S. dollar. In local currency, our Marketplace revenues in Brazil and Venezuela grew 21.4% and 58.3% in the three-month period ended March 31, 2010 compared to the same period a year earlier.
The following table summarizes the changes in net revenues of both our Marketplace and Payments business on an aggregate basis by geography for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
				(*)
Net Revenues by Geography:
Brazil	$26.3	$15.2	$11.1	73.2%
Venezuela	3.5	6.6	(3.1)	-47.7%
Argentina	8.3	5.4	2.9	54.8%
México	4.5	3.2	1.3	40.8%
Other Countries	3.3	1.9	1.4	73.2%

Total Net Revenues	$45.9	$32.3	$13.6	42.1%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
Based on geography, our net revenues for the three-month period ended March 31, 2010 as compared to the same period ended March 31, 2009, increased across all geographies except for the Venezuelan Marketplace as explained above.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2010
Net Revenues	$45.9	n/a	n/a	n/a
Percent change from prior quarter	-6%	n/a	n/a	n/a

2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%

2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
Cost of net revenues

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
				(*)
Total cost of net revenues	$9.9	$6.6	$3.3	49.1%

As a percentage of net revenues	21.5%	20.5%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
The increase in cost of net revenues was primarily attributable to a $1.9 million increase in collection fees mainly in Brazil and Argentina as a result of a faster growth in our Payments business as compared to our Marketplace business. Our Payments business has a higher collection fee cost than our Marketplace business.
In addition, expenditures related to our in-house customer support operations increased by $0.9 million, or 57.1%, in the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009, primarily driven by an increase in compensation costs, recruitment, investments in improved service and initiatives to combat fraud, illegal items and fee evasion. Sales taxes on our net revenues increased by $1.3 million, or 74.1% for the three-month periods ended March 31, 2010, compared to the same periods for 2009 as a consequence of decreases in deductions we can compute with respect to our Brazilian sales taxes.
The increase in cost of net revenues was partially offset by a $0.7 million decrease in other costs mainly related to a charge attributable to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries in the first quarter of 2009. These expenses were re-measured at an average parallel exchange rate of 5.9 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). We did not have any similar re-measurement charge in the first quarter of 2010 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail).

Product and technology development

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
				(*)
Product and technology development	$3.2	$2.6	$0.6	22.5%

As a percentage of net revenues	7.0%	8.1%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
The growth in product and technology development expenses was primarily attributable to $0.5 million or a 43.4% increase in compensation costs for the three-month period ended March 31, 2010 over the same period for 2009. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.
Sales and marketing

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
				(*)
Sales and marketing	$11.1	$10.2	$0.9	8.7%

As a percentage of net revenues	24.2%	31.6%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
For the three-month period ended March 31, 2010, the increase in sales and marketing expenses was primarily attributable to a $0.9 million increase in bad debt charges when compared to the same period in 2009. Bad debt charges for the three-month period ended March 31, 2010 represented 7.2% of net revenues versus 7.6% for the same period in 2009. In addition, compensation costs for the three-month period ended March 31, 2010 increased by $0.2 million due to increases in salaries to retain talent and $0.5 million related to trust and safety and other marketing expenses.
The increase in sales and marketing expenses for the three-month period ended March 31, 2010 was partially offset by a $0.7 million decrease in our online advertising expenses related to specific deals, as we have optimized investment allocation over the same period ended March 31, 2009. Online advertising represented 9.3% of our net revenues in the three-month period ended March 31, 2010, down from 15.3% for the same period in 2009.
General and administrative

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
				(*)
General and administrative	$6.2	$6.1	$0.1	2.2%

As a percentage of net revenues	13.5%	18.8%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.

For the three-month period ended March 31, 2010, the increase in general and administrative expenses was primarily attributable to a $0.8 million increase in compensation costs related to our long term retention plans, and increases in salaries to retain talent. The increase in general and administrative expenses was partially offset by a $0.6 million decrease in other general and administrative expenses mainly related to a charge related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries in the first quarter of 2009 were we re-measured at an average parallel exchange rate of 5.9 “Bolivares Fuertes” per U.S. dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). We did not have any similar translation effect due to the change in functional currency in the first quarter of 2010 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail).
Other income (expenses)

	Three Months Ended			Change from 2009
	March 31,			to 2010
	2010		2009	in Dollars		in %
	(in millions, except percentages)
						(*)
Other (expenses) income	-$	1.8	$0.3	-$	2.1	-711.7%

As a percentage of net revenues		-3.9%	0.9%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
For the three-month period ended March 31, 2010, the increase in other expenses was primarily a result of a $1.5 million decrease in foreign currency gains, from $1.9 million for the quarter ended March 31, 2009 to $0.4 million for the same period in 2010. The decrease in foreign currency gains for the three-month period ended March 31, 2010 was primarily due to: (i) decreases in foreign exchange gains in Venezuela from the first quarter of 2009 to the same period in 2010 attributable to a change in functional currency as of January 1, 2010, (ii) decreases in foreign exchange gains in Argentina from the first quarter of 2009 to the same period in 2010 attributable to the impact of a lesser depreciation of local currency on the cash balances held by the Argentine subsidiaries in U.S. dollars during the three-month period ended March 31, 2010 as compared to the same period of the previous year, and (iii) increases in losses in Mexico due to the impact of a local currency appreciation on the cash balances held by the Mexican subsidiaries in U.S. dollars in the first quarter of 2010. These foreign currency expenses were partially offset by foreign exchange gains in Brazil attributable to the impact of the local currency depreciation on the cash balances held by the Brazilian subsidiaries in U.S. dollars. In addition, other expenses grew due to an increase in interest expense and other financial charges, from $2.5 million for the three-month period ended March 31, 2009 to $3.0 for the same period in 2010. The increase in interest expense resulted mainly from financing incurred by selling all our credit card coupons to fund working capital needs in our Payments operations in Brazil.
In addition, interest income and other financial charges decreased by $0.1 million from $0.9 million in the three-month period ended March 31, 2009 to $0.8 million in the same period of 2010. This decrease is primarily due to $0.4 million of accrued gains related to changes in the fair value of put options in the three-month period ended March 31, 2009 versus no impact in the same period of 2010, partially offset by higher interest income of our investments driven by a greater volume of investments.
Income and asset tax

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
				(*)
Income and asset tax	4.1	1.7	2.4	144.1%

As a percentage of net revenues	8.9%	5.2%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
During the three-month period ended March 31, 2010 the income and asset tax represented 8.9% of net revenues versus 5.2% for the same period in 2009. The increase in our income and asset tax expense from the three-month period ended March 31, 2009 to the same period in 2010 was primarily a result of increases in income taxes charges in Brazil and Argentina, driven by higher taxable income period over period.
Our blended tax rate is defined as income and asset tax expense as a percentage of income before income and asset tax. Our effective income tax rate is defined as the provision for income taxes as a percentage of pre tax income. The effective income tax rate excludes the effects of the deferred income tax, and of the Mexican tax called “Impuesto Empresarial a Tasa Única” (“IETU”).

The following table summarizes the changes in our blended and effective tax rate for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(*)
Blended tax rate	29.8%	23.7%
Effective tax rate	41.4%	18.0%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
Our blended tax rate increase from the three-month period ended March 31, 2009 to the same period in 2010 as a consequence of a decrease in our Argentine deferred tax assets related to provisions for doubtful accounts and due to a $0.6 million increase in “IETU” taxes.
Our effective tax rate increased from the three-month period ended March 31, 2009 to the same period in 2010 as a consequence of the effect of the Venezuelan change in functional currency which was considered for tax purposes a permanent difference. The effective tax rate also increased due to a growth in our Brazilian taxable income where the income tax rate is 34% as compared to other locations where we have a lower tax rate. In addition, we were impacted by a $1.5 million domestic income tax provision related to a Brazilian dividend distribution where we recorded a domestic pre-tax loss.
Liquidity and Capital Resources
Our main cash requirement historically has been working capital to fund our MercadoPago financing operation in Brazil. We also require cash for capital expenditures related to our technology infrastructure, software applications and office space.
Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables, by selling credit cards coupons and through cash advances derived from our MercadoLibre Marketplace business.
At March 31, 2010, our principal source of liquidity was $41.7 million of cash and cash equivalents and short-term investments and $46.4 million of long-term investments (excluding our investment in an Argentine real estate trust) provided by cash generated from operations.
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
The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in millions)

Net cash provided by (used in):
Operating activities	$11.5	$4.9
Investing activities	(23.0)	(5.4)
Financing activities	(3.2)	(0.1)
Effect of exchange rates on cash and cash equivalents	(0.4)	0.2

Net decrease in cash and cash equivalents	$(15.1)	$(0.4)

Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
				(*)
Net Cash provided by:

Operating activities	$11.5	$4.9	$6.6	136.0%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
The increase of $6.6 million in net cash provided by operating activities during the three-month period ended March 31, 2010 compared to the same period in 2009 was mainly attributable to a $4.2 million increase in net income. Additionally, net cash provided by operating activities was impacted by a $2.9 million increase in changes in account payable and accrued expenses and $2.4 decrease in changes in other assets as a consequence that in the first quarter of 2009 other assets included the Venezuelan foreign currency effect generated by the re-measurement at the parallel exchange rate and the translation at the official exchange rate versus no impact on the first quarter of 2010 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail).
These increases in cash provided by operations were partially offset by a $2.4 million increase in changes in account receivables in the first quarter of 2010 versus the same period of 2009 and increases in non-cash gains such as the deferred income taxes for $0.7 million.
Net cash used in investing activities

	Three Months Ended				Change from 2009
	March 31,				to 2010
	2010		2009		in Dollars		in %
	(in millions, except percentages)
							(*)
Net Cash used in:

Investing activities	-$	23.0	-$	5.4	-$	17.6	324.0%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
Net cash used in investing activities in the first quarter of 2010 resulted mainly from purchases of investments for $34.4 million. Additionally, we used $1.4 million of cash in the three-month period ended March 31, 2010 to make capital expenditures related to technological equipment, software licenses and, to a lesser degree, office equipment. During the three-month period ended March 31, 2010, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $12.8 million of investments as part of our financial strategy.
As of March 31, 2009, net cash used in investing activities resulted primarily from purchases of investments for $33.7 million. Additionally, in the first quarter of 2009, we used $2.6 million of cash for capital expenditures related to technological equipment, software licenses and, to a lesser degree, office equipment. During the three-month period ended March 31, 2009, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $30.9 million of investments as part of our financial strategy.

Net cash used in financing activities

	Three Months Ended				Change from 2009
	March 31,				to 2010
	2010		2009		in Dollars		in %
	(in millions, except percentages)
							(*)
Net Cash used in:

Financing activities	-$	3.2	-$	0.1	-$	3.1	5517.9%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
For the three-month period ended March 31, 2010, our primary use of cash for financing activities was a reduction in short term debt related to a $3.2 million payment of notes outstanding in connection with the DeRemate acquisition. In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.
Debt
In connection with the DeRemate acquisition, on September 5, 2008, we issued to the Seller ten unsecured promissory notes in the aggregate principal amount of $18 million. On June 3, 2009, August 31, 2009, December 4, 2009 and March 4, 2010, the Company paid to the Sellers $3,113,203, $9,470,222, $3,018,893 and $3,242,395, respectively for principal and accrued interest. As of March 31, 2010, we have no debt outstanding related to DeRemate acquisition.
Capital expenditures
Our capital expenditures decreased $1.2 million, to $1.4 million for the three-month period ended March 31, 2010 as compared to $2.6 million for the same period in 2009, mainly due to an investment in software licenses during the first quarter of 2009. Other capital expenditures during the first quarter of 2010 include hardware and software licenses necessary to maintain and update the technology of our platform, computer software developed internally, office equipment and new office space. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.
In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of March 31, 2010, the Argentine subsidiary has paid $8.4 million into the trust. For U.S. GAAP purposes the investment was recorded as a long term investment instead of as Property and Equipment. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in our balance sheet.
We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to repay obligations going forward.
Off-balance sheet arrangements
At March 31, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated Payments. Changes in our business needs, cancellation provisions and other factors may result in actual Payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of Payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at March 31, 2010 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Operating lease obligations (1)	$2.6	$1.6	$0.8	$0.2	$—
Purchase obligations (2)	4.9	4.2	0.7	—	—

Total	$7.5	$5.8	$1.5	$0.2	$—

(1)	Includes leases of office space.

(2)
On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust, which investment represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. We expect to relocate our office headquarters to this newly acquired office space upon completion of the building, which we expect to occur in the fourth quarter of 2010. As of March 31, 2010, the Argentine subsidiary has invested $8.4 million in the aforementioned trust and is expected to invest an additional $0.8 million in the following 2 months. Due to the impact of inflation and/or currency fluctuations, future Payments could differ from our estimates. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group. In addition, on February 22, 2010, our Argentina subsidiary signed a Company car lease contract to buy 12 cars for certain employees of the Company. The lease contract amounts to $0.4 million and matures in January 2013. The total cost of this contract is being deducted from each employee long term retention plan.

We have leases for office space in certain countries in which we operate and leases for Company cars in Argentina. These are our only operating leases. Purchase obligation amounts include an obligation in the real estate trust for our new Argentina office space, minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual Payments could differ significantly from these estimates.

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
Foreign currencies
At March 31, 2010, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which functional currency is the US dollar due to a highly inflationary accounting. At March 31, 2010, the total cash and cash equivalents denominated in foreign currencies totaled $17.7 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $10.7 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At March 31, 2010, our dollar-denominated cash and cash equivalents and short-term investments totaled $24.0 million and our dollar-denominated long-term investments totaled $46.4 million. For the three-month period ended March 31, 2010, we incurred foreign currency gains in the amount of $0.4 million as the cash and investment balances of the subsidiaries held in U.S. dollars appreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended March 31, 2010 compared to three-month period ended March 31, 2009 — Other income (expenses)” for more detail).
In accordance with US GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and are using the US dollar as the functional currency for these operations. In accordance with US GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2009 become the accounting basis for those assets. Monetary assets and liabilities in “Bolivares Fuertes” were re-measured to the US dollar at the closing parallel exchange rate and the results of the operations in “Bolivares Fuertes” were re-measured to the US Dollars at the average monthly parallel exchange rate.

In addition, if the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in US Dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies, while the re-measurement of our net asset position in US Dollars will have a positive impact in our Statement of Income. During the three-month period ended March 31, 2010, 57.4% of our revenues were denominated in Brazilian reais, 18.2% in Argentine pesos, 9.7% in Mexican pesos, 7.6% in Venezuelan “Bolivares Fuertes” and 7.2% in the currency of other countries.
The following table summarizes the distribution of net revenues based on geography:

	Three Months Ended		Change from 2009
	March 31,		to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
				(*)
Net Revenues by Geography:
Brazil	$26.3	$15.2	$11.1	73.2%
Venezuela	3.5	6.6	(3.1)	-47.7%
Argentina	8.3	5.4	2.9	54.8%
México	4.5	3.2	1.3	40.8%
Other Countries	3.3	1.9	1.4	73.2%

Total Net Revenues	$45.9	$32.3	$13.6	42.1%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
The table below shows the impact on the Company’s Net Revenues, Expenses, Other income and Income tax, Net Income and Shareholders’ Equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of March 31, 2010 and for the three-month period ended March 31, 2010:
Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	51.0	45.9	41.8
Expenses	(33.8)	(30.4)	(27.7)

Income from operations	17.2	15.5	14.1

Other income (expenses) and income tax related to P&L items	(6.5)	(6.3)	(5.3)
Foreign Currency impact related to the remeasument of our Net Asset position	(4.6)	0.4	3.8

Net income	6.1	9.6	12.6

Total Shareholders’ Equity	123.8	123.2	122.8

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar

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
In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2010 have not entered into any such agreement.

Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At March 31, 2010, MercadoPago funds receivable from customers totaled approximately $3.2 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of the main part of our investments and because all our long-term investments do not exceed a two year period, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of March 31, 2010 or interest expenses derived from discounting our MercadoPago receivables.
Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $7.1 million and as non-current assets in the amount of $46.4 million (excluding our investment in an Argentine real state trust), respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. Time deposits are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.
Equity Price Risk
Our Board of Directors adopted the 2009 long-term retention plan (the “2009 LTRP”) payable as follows:
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

The 2009 Variable Payment LTRP liability subjects us to equity price risk. At March 31, 2010, the total contractual obligation fair value of our 2009 Variable Payment LTRP liability amounts to $3,680,387. As of March 31, 2010, the accrued liability related to the 2009 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $1,023,708. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009 variable payment if our stock price were to increases or decreases by up to 40%.

	As of March 31, 2010
	MercadoLibre, Inc	2009 variable
(In US dollars)	Equity Price	LTRP liability
Change in equity price in percentage

40%	60.44	5,152,542
30%	56.13	4,784,504
20%	51.81	4,416,465
10%	47.49	4,048,426
Static (*)	43.17	3,680,387
-10%	38.86	3,312,349
-20%	34.54	2,944,310
-30%	30.22	2,576,271
-40%	25.90	2,208,232

(*)	Average closing stock price for the last 60 trading days of the closing date

Item 4 —	Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1 —	Legal Proceedings
From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources and require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on February 26, 2010 for additional discussion of the litigation and regulatory risks facing our company.
As of March 31, 2010, our total reserves for proceeding-related contingencies were approximately $1.0 million for 283 legal actions against us in which we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.
As of March 31, 2010, there were 315 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of March 31, 2010, there were more than 1,830 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where no lawyer is required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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
Litigation
On July 25, 2008, Nike International Ltd. or Nike requested a preliminary injunction against our Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina. We were officially notified on August 14, 2008. Nike requested the injunction alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of our website. A preliminary injunction was granted on August 11, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. We appealed the decision on August 22, 2008. On March 23, 2009 the Federal Court of Appeals on Civil and Commercial Matters, lifted the prohibition to allow in the Argentine website any listing related to Nike branded products subject to our requesting certain personal information from users willing to list those items. On May 22, 2009 we were summoned about a lawsuit file by Nike against our Argentine subsidiary in the same venue, for the same reasons argued in the request preliminary injunction. On May 27, 2009 we presented a preliminary objection requesting that Nike deposit as a security bond for costs. The court established that a bond for costs of approximately $3,500 should be deposited by Nike and both parties appealed this amount which was confirmed by the same Federal Court of Appeals. We presented our defense on April 21, 2010. As of the date of this report, we believe the risk of loss of this case is remote.
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

Item 6 —	Exhibits

10.1	Amendment to the Property Lease Agreement entered into on March 31, 2007 between MercadoLibre S.A. and Curtidos San Luis S.A., dated March 31, 2010.*

10.2	Preliminary Commercial Property Lease Agreement, dated March 01, 2010, between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montagens Ltda. *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC. Registrant
Date: May 7, 2010	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Hernán Kazah
Hernán Kazah
Executive Vice President and Chief Financial Officer
MercadoLibre, Inc.
INDEX TO EXHIBITS

10.1	Amendment to the Property Lease Agreement entered into on March 31, 2007 between MercadoLibre S.A. and Curtidos San Luis S.A., dated March 31, 2010.*

10.2	Preliminary Commercial Property Lease Agreement, dated March 01, 2010, between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montagens Ltda.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith