Form 10-Q
period 2010-06-30
MERCADOLIBRE INC
filed 2010-08-06
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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
44,128,876 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 2, 2010.

MERCADOLIBRE, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Income for the three- and six-month periods ended June 30, 2010 and 2009	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3 — Qualitative and Quantitative Disclosure About Market Risk	52

Item 4 — Controls and Procedures	54

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	54

Item 1A — Risk Factors	56

Item 6 — Exhibits	57

EX-10.1
EX-10.2
EX-10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1 — Unaudited Condensed Consolidated Financial Statements
MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$31,568,720	$49,803,402
Short-term investments	11,279,620	14,580,185
Accounts receivable, net	8,996,944	4,868,377
Funds receivable from customers	3,406,625	3,785,802
Prepaid expenses	506,921	547,138
Deferred tax assets	6,606,413	5,481,182
Other assets	4,919,156	3,068,930

Total current assets	67,284,399	82,135,016
Non-current assets:
Long-term investments	66,112,729	26,627,357
Property and equipment, net	7,689,100	5,948,276
Goodwill and intangible assets, net	62,932,379	64,338,564
Deferred tax assets	4,053,741	2,897,492
Other assets	569,382	667,944

Total non-current assets	141,357,331	100,479,633

Total assets	$208,641,730	$182,614,649

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,779,597	$11,599,634
Funds payable to customers	36,017,695	31,453,410
Payroll and social security payable	7,110,417	7,428,340
Taxes payable	8,560,306	6,797,516
Loans payable and other financial liabilities	56,121	3,213,992

Total current liabilities	65,524,136	60,492,892
Non-current liabilities:
Payroll and social security payable	1,730,748	1,355,006
Loans payable and other financial liabilities	161,008	—
Deferred tax liabilities	6,413,934	5,170,799
Other liabilities	1,090,392	1,402,715

Total non-current liabilities	9,396,082	7,928,520
Total liabilities	$74,920,218	$68,421,412

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,128,876 and 44,120,269 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	$44,129	$44,120
Additional paid-in capital	120,375,178	120,257,998
Retained earnings	38,951,100	17,656,537
Accumulated other comprehensive loss	(25,648,895)	(23,765,418)

Total shareholders’ equity	133,721,512	114,193,237

Total liabilities and shareholders’ equity	$208,641,730	$182,614,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Income
For the three- and six-month periods ended June 30, 2010 and 2009

	Six Months Ended June 30, 2010		Three Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net revenues	$98,448,105	$73,224,300	$52,510,331	$40,901,799
Cost of net revenues	(21,304,611)	(15,229,463)	(11,411,561)	(8,595,477)

Gross profit	77,143,494	57,994,837	41,098,770	32,306,322

Operating expenses:
Product and technology development	(7,201,240)	(5,720,625)	(3,976,466)	(3,087,206)
Sales and marketing	(22,581,944)	(20,293,461)	(11,473,145)	(10,077,284)
General and administrative	(13,041,477)	(12,800,984)	(6,834,592)	(6,729,609)

Total operating expenses	(42,824,661)	(38,815,070)	(22,284,203)	(19,894,099)

Income from operations	34,318,833	19,179,767	18,814,567	12,412,223

Other income (expenses):
Interest income and other financial gains	1,711,529	1,531,837	917,388	602,174
Interest expense and other financial charges	(6,351,339)	(5,844,773)	(3,355,921)	(3,334,589)
Foreign currency gains / (loss)	361,494	529,213	(35,478)	(1,346,273)

Net income before income / asset tax expense	30,040,517	15,396,044	16,340,556	8,333,535

Income / asset tax expense	(8,745,954)	(3,325,089)	(4,666,593)	(1,653,756)

Net income	$21,294,563	$12,070,955	$11,673,963	$6,679,779

	Six Months Ended June 30, 2010		Three Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Basic EPS
Basic net income per common share	$0.48	$0.27	$0.26	$0.15

Weighted average shares	44,117,364	44,074,462	44,121,087	44,078,235

Diluted EPS
Diluted net income per common share	$0.48	$0.27	$0.26	$0.15

Weighted average shares	44,142,829	44,127,208	44,145,255	44,132,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six-month periods ended June 30, 2010 and 2009 (unaudited)

						Accumulated
				Additional	(Accumulated	other
	Comprehensive	Common stock		paid-in	deficit) / Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income / (loss)	Total
Balance as of December 31, 2008		44,070,367	$44,071	$119,807,007	$(15,552,256)	$(10,874,841)	$93,423,981

Stock options exercised		4,495	4	4,000	—	—	4,004
Stock-based compensation — stock options		—	—	871	—	—	871
Stock-based compensation — restricted shares		—	—	31,033	—	—	31,033
Stock-based compensation LTRP		—	—	90,603	—	—	90,603
Restricted shares issued		10,655	10	171,089	—	—	171,099
LTRP shares issued		3,600	3	(3)	—	—	—
Net income	$12,070,955	—	—	—	12,070,955	—	12,070,955
Currency translation adjustment	627,929	—	—	—	—	627,929	627,929
Unrealized net gains on investments	11,145	—	—	—	—	11,145	11,145
Realized net gains on investments	(3,643)	—	—	—	—	(3,643)	(3,643)

Comprehensive income	$12,706,386

Balance as of June 30, 2009		44,089,117	$44,088	$120,104,600	$(3,481,301)	$(10,239,410)	$106,427,977

Stock options exercised		30,536	31	24,319	—	—	24,350
Stock-based compensation — stock options		—	—	881	—	—	881
Stock-based compensation — restricted shares		—	—	43,349	—	—	43,349
Stock -based compensation — LTRP		—	—	84,850	—	—	84,850
Shares issued		616	1	(1)	—	—	—
Net income	$21,137,838	—	—	—	21,137,838	—	21,137,838
Currency translation adjustment	(13,542,494)	—	—	—	—	(13,542,494)	(13,542,494)
Unrealized net gains on investments	16,485	—	—	—	—	16,485	16,485
Realized net loss on investments	1	—	—	—	—	1	1

Comprehensive income	$20,318,216

Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six-month periods ended June 30, 2010 and 2009 (unaudited)

					(Accumulated	Accumulated
				Additional	deficit) /	other
	Comprehensive	Common stock		paid-in	Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income / (loss)	Total
Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

Stock options exercised		4,626	5	5,444	—	—	5,449
Stock-based compensation — stock options		—	—	121	—	—	121
Stock-based compensation — restricted shares		—	—	37,696	—	—	37,696
Stock-based compensation LTRP		—	—	73,923	—	—	73,923
LTRP shares issued		3,981	4	(4)	—	—	—
Net income	$21,294,563	—	—	—	21,294,563	—	21,294,563
Currency translation adjustment	(1,468,912)	—	—	—	—	(1,468,912)	(1,468,912)
Unrealized net loss on investments	(386,935)	—	—	—	—	(386,935)	(386,935)
Realized net gains on investments	(27,630)	—	—	—	—	(27,630)	(27,630)

Comprehensive income	$19,411,086

Balance as of June 30, 2010		44,128,876	$44,129	$120,375,178	$38,951,100	$(25,648,895)	$133,721,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operations:
Net income	$21,294,563	$12,070,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,187,353	1,945,382
Interest expense	—	345,224
Accrued interest	(37,763)	(141,103)
Stock-based compensation expense — stock options	121	871
Stock-based compensation expense — restricted shares	37,696	31,043
LTRP accrued compensation	1,515,662	1,443,580
Deferred income taxes	(1,099,249)	194,139
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(4,578,556)	(1,275,237)
Funds receivable from customers	247,441	627,999
Prepaid expenses	51,734	(102,699)
Other assets	(1,735,721)	(3,740,274)
Accounts payable and accrued expenses	5,249,442	(2,685,895)
Funds payable to customers	4,738,946	4,905,107
Other liabilities	(1,779,899)	(592,641)

Net cash provided by operating activities	26,091,770	13,026,451

Cash flows from investing activities:
Purchase of investments	(64,252,379)	(37,897,661)
Proceeds from sale and maturity of investments	26,860,341	31,886,495
Purchases of intangible assets	(12,733)	(953,164)
Purchases of property and equipment	(3,906,287)	(2,182,358)

Net cash used in investing activities	(41,311,058)	(9,146,688)

Cash flows from financing activities:
Decrease in short term debt	(2,993,985)	(3,193,705)
Stock options exercised	5,449	4,004

Net cash used in financing activities	(2,988,536)	(3,189,701)

Effect of exchange rate changes on cash and cash equivalents	(26,858)	1,210,727

Net decrease in cash and cash equivalents	(18,234,682)	1,900,789
Cash and cash equivalents, beginning of the period	49,803,402	17,474,112

Cash and cash equivalents, end of the period	$31,568,720	$19,374,901

Supplemental cash flow information:
Cash paid for interest	$5,753,706	$5,005,815
Cash paid for income taxes	$10,377,362	$3,453,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business

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

During 2007 the Company also launched a new and improved version of its MercadoPago payments platform in Chile and Colombia as well as in Argentina during 2008. The new MercadoPago, in addition to improving the ease of use and efficiency of payments for marketplace purchases, also allows for payments outside of the Company’s marketplaces. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments in their independent commerce websites. In this way MercadoPago 3.0 as it has been called is designed to meet the growing demand for Internet based payments systems in Latin America. In addition, in December 2009, the Company started processing off-MercadoLibre transactions with selected sites in Brazil as a Beta test using its new direct payments product, while maintaining the escrow product for on-MercadoLibre transactions. On March 30, 2010, the Company started processing off-MercadoLibre transactions through its new direct payments product to any site in Brazil which wants to adopt it. On July 16, 2010, the Company launched MercadoPago 3.0 in Brazil for all its marketplace transactions.

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

As of June 30, 2010, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.

2.	Summary of Significant Accounting Policies
Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. These financial statements are stated in US dollars. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year information to conform to current year presentation.

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.4% and 99.1% of the consolidated totals during the six-month periods ended June 30, 2010 and 2009, respectively. Long-lived assets located in the foreign operations totaled $66,547,693 and $67,523,246 as of June 30, 2010 and December 31, 2009, respectively. Cash and cash equivalents as well as short and long-term investments, totaling $108,961,069 and $91,010,944 at June 30, 2010 and December 31, 2009, respectively, are mainly located in the United States of America.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Basis of presentation (Continued)

These unaudited interim condensed financial statements reflect the Company’s consolidated financial position as of June 30, 2010 and December 31, 2009. These statements also show the Company’s consolidated statement of income for the three- and six-month period ended June 30, 2010 and 2009, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the six-month period ended June 30, 2010 and 2009. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

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

Management has evaluated subsequent events through August 6, 2010 which is the date the financial statements were issued.
Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela for the three- and six-month periods ended June 30, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity (deficit). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency gain / (loss)” and amounted to $(35,478) and $(1,346,273) for the three-month periods ended June 30, 2010 and 2009, respectively. For the six-month periods ended June 30, 2010 and 2009, “Foreign currency gain / (loss)” amounted to $361,494 and $529,213, respectively.

Until September 30, 2009, the Company translated its Venezuelan subsidiaries assets, liabilities, income and expense accounts at the official rate of 2.15 “Bolivares Fuertes” per US dollar.

Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affected the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated using the parallel exchange rate resulting in the recognition in that quarter of a currency translation adjustment of $16,977,276 recorded in other comprehensive income. The average exchange rate used for translating the fourth quarter results was 5.67 “Bolivares Fuertes” per US dollar and the year-end exchange rate used for translating assets and liabilities was 6.05 “Bolivares Fuertes” per US dollar.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation (Continued)
As of the date of these interim condensed consolidated financial statements the Company did not buy US dollars at the official rate.

According to US GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 considering the US dollar as the functional currency. See “Highly inflationary status in Venezuela” below.

Therefore, no translation effect was accounted for in other comprehensive income during the three- and six-month period ended June 30, 2010 related to our Venezuelan operations.

Until May 13, 2010, the only way by which US dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through Commission for the Administration of Foreign Exchange (“CADIVI”). Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities have used the “parallel” market to exchange currency because, as it was already mentioned, CADIVI used not to approve in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy US dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.

However, on May 14th, 2010, the Venezuelan government enacted reforms to its exchange regulations and close-down such parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Venezuelan Central Bank (BCV) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the Venezuelan Central Bank as the only institution through which foreign currency-denominated transactions can be brokered. Under the new system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy U.S. dollar–denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation (Continued)

As a consequence of this new system, commencing on June 9, 2010, we have transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 “Bolivares Fuertes” per U.S. dollar as of June 9, 2010.

For the period beginning on May 14, 2010 and ending on June 8, 2010 (during which there was no open foreign currency markets) we applied US GAAP guidelines, which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used.

Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the abovementioned period.
The net investment in the Venezuelan subsidiaries amounts to $6,275,306 as of June 30, 2010.
The Company has assessed the new regulations and has concluded that, as currently formulated, there has not been a material impact on the normal running of its business in Venezuela.
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
Taxes on revenues

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $3,616,846 and $2,514,040 for the three-month periods ended June 30, 2010 and 2009, respectively. Taxes on revenues totaled $6,624,934 and $4,241,442 for the six-month periods ended June 30, 2010 and 2009, respectively.

Income Tax

From fiscal year 2008 to fiscal year 2018, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, during these 10 years. Aggregate tax benefit totaled $1,180,802 and $686,585 for the three-month periods ended June 30, 2010 and 2009, respectively. Aggregate tax benefit totaled $1,970,487 and $1,389,791 for the six-month periods ended June 30, 2010 and 2009, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.03 and $0.02 for the three-month periods ended June 30, 2010 and 2009, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.04 and $0.03 for the six-month periods ended June 30, 2010 and 2009, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

As of June 30, 2010 and December 31, 2009, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $3,698,485 and $2,879,999, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

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
Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income for the three-month periods ended June 30, 2010 and 2009 amounted to $10,420,151 and $10,701,396, respectively and for the six month periods ended June 30, 2010 and 2009 amounted to $19,411,086 and $12,706,386 respectively.

Recent Accounting Pronouncements

Accounting for stock-based compensation

On April 16, 2010, the FASB issued an amendment to the accounting of stock-based compensation related to the effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Primarily Trades. The amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered to contain a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Management estimates that the implementation of the new accounting guidance will not have significant effect on the company’s financial statements.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

The Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income available to common stockholders for the three- and six month periods ended June 30, 2010 and 2009, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.

The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income	$11,673,963	$11,673,963	$6,679,779	$6,679,779

Net income available to common shareholders attributable to unvested restricted shares	1,724	1,724	$973	$973

Net income available to common shareholders attributable to common stock	$11,672,239	$11,672,239	$6,678,806	$6,678,806

The following table shows how net income available to common shareholders is allocated using the two-class method, for the six-month periods ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income	$21,294,563	$21,294,563	$12,070,955	$12,070,955

Net income available to common shareholders attributable to unvested restricted shares	3,583	3,583	$2,021	$2,021

Net income available to common shareholders attributable to common stock	$21,290,980	$21,290,980	$12,068,934	$12,068,934

Net income per share of common stock is as follows for the three-month periods ended June 30, 2010 and 2009:

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)

	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.26	$0.26	$0.15	$0.15

Numerator:
Net income available to common shareholders	$11,672,239	$11,672,239	$6,678,806	$6,678,806

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,121,087	44,121,087	44,078,235	44,078,235
Adjustment for stock options	—	14,811	—	49,147
Adjustment for shares granted under LTRP	—	9,357	—	—
Adjustment for Additional Shares	—	—	—	2,967
Adjustment for Put Options	—	—	—	1,855

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,121,087	44,145,255	44,078,235	44,132,204

Net income per share of common stock is as follows for the six-month periods ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.48	$0.48	$0.27	$0.27

Numerator:
Net income available to common shareholders	$21,290,980	$21,290,980	$12,068,934	$12,068,934

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,117,364	44,117,364	44,074,462	44,074,462
Adjustment for stock options	—	16,454	—	49,514
Adjustment for shares granted under LTRP	—	9,011	—	—
Adjustment for Additional Shares	—	—	—	3,232

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,117,364	44,142,829	44,074,462	44,127,208

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three- and six-month periods ended June 30, 2010 and 2009, the numbers of anti-dilutive shares are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Anti-dilutive shares
2008 Shares granted under LTRP	—	18,690	—	—

	—	18,690	—	—

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
Business Combinations (Continued)
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
As of June 30, 2010, the Company has paid all the promissory notes related to DeRemate acquisition.
Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2010	2009
Indefinite lived assets
- Goodwill	$58,515,626	$59,822,746
- Trademarks	2,460,037	2,415,874
Amortizable intangible assets
- Licenses and others	2,498,926	2,227,315
- Non-compete agreement	1,174,400	1,218,393
- Customer list	1,545,150	1,593,861

Total intangible assets	$66,194,139	$67,278,189
Accumulated amortization	(3,261,760)	(2,939,625)

	$62,932,379	$64,338,564

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)
Goodwill
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2010 and the year ended December 31, 2009, are as follows:

	Six Months Ended June 30, 2010
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total	Payments	Consolidated
Balance, beginning of year	$12,565,062	$23,175,174	$6,592,024	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$58,409,076	$1,413,670	$59,822,746
- Effect of exchange rates changes	(420,580)	(773,941)	(483,530)	75,908	—	340,079	5,544	(1,256,520)	(50,600)	(1,307,120)

Balance, end of the period	$12,144,482	$22,401,233	$6,108,494	$4,846,468	$4,846,030	$5,441,018	$1,364,831	$57,152,556	$1,363,070	$58,515,626

	Year Ended December 31, 2009
	Marketplaces
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total	Payments	Consolidated
Balance, beginning of year	$9,361,697	$25,504,101	$5,252,283	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$64,140,286	$1,512,488	$65,652,774
- Effect of exchange rates changes	3,203,365	(2,328,927)	1,339,741	252,870	(8,790,472)	453,258	138,955	(5,731,210)	(98,818)	(5,830,028)

Balance, end of the year	$12,565,062	$23,175,174	$6,592,024	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$58,409,076	$1,413,670	$59,822,746

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $207,486 and $140,076 for the three-month periods ended June 30, 2010 and 2009, respectively. Aggregate amortization expense for intangible assets totaled $380,347 and $279,477 for the six-month periods ended June 30, 2010 and 2009, respectively.

Expected future intangible asset amortization from acquisitions completed as of June 30, 2010 is as follows:

For year ended 12/31/2010 (remaining six months)	$481,562
For year ended 12/31/2011	710,539
For year ended 12/31/2012	645,178
For year ended 12/31/2013	119,437

$1,956,716

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended June 30, 2010
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$18,491,273	$7,085,111	$4,222,333	$4,296,698	$3,090,698	$37,186,113	$15,324,218	$52,510,331
Direct costs	(9,998,604)	(2,721,948)	(2,275,528)	(1,958,045)	(1,672,057)	(18,626,182)	(8,816,732)	(27,442,914)

Direct contribution	8,492,669	4,363,163	1,946,805	2,338,653	1,418,641	18,559,931	6,507,486	25,067,417

Operating expenses and indirect costs of net revenues								(6,252,850)

Income from operations								18,814,567

Other income (expenses):
Interest income and other financial gains								917,388
Interest expense and other financial results								(3,355,921)
Foreign currency losses								(35,478)

Net income before income / asset tax expense								$16,340,556

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)

	Three Months Ended June 30, 2009
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$12,603,535	$5,549,031	$3,307,428	$7,301,806	$2,248,761	$31,010,561	$9,891,238	$40,901,799
Direct costs	(7,627,345)	(2,262,079)	(1,867,422)	(3,443,905)	(1,326,640)	(16,527,391)	(5,431,797)	(21,959,188)

Direct contribution	4,976,190	3,286,952	1,440,006	3,857,901	922,121	14,483,170	4,459,441	18,942,611

Operating expenses and indirect costs of net revenues								(6,530,388)

Income from operations								12,412,223

Other income (expenses):
Interest income and other financial gains								602,174

Interest expense and other financial results								(3,334,589)
Foreign currency losses								(1,346,273)

Net income before income / asset tax expense								$8,333,535

	Six Months Ended June 30, 2010
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$34,178,717	$13,807,332	$8,238,513	$7,623,631	$6,332,924	$70,181,117	$28,266,988	$98,448,105
Direct costs	(19,190,574)	(5,319,510)	(4,544,501)	(3,689,720)	(3,340,795)	(36,085,100)	(16,603,996)	(52,689,096)

Direct contribution	14,988,143	8,487,822	3,694,012	3,933,911	2,992,129	34,096,017	11,662,992	45,759,009

Operating expenses and indirect costs of net revenues								(11,440,176)

Income from operations								34,318,833

Other income (expenses):
Interest income and other financial gains								1,711,529
Interest expense and other financial results								(6,351,339)
Foreign currency gains								361,494

Net income before income / asset tax expense								$30,040,517

	Six Months Ended June 30, 2009
	Marketplaces
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total	Payments	Consolidated

Net revenues	$22,481,733	$10,514,908	$6,176,350	$13,667,627	$4,123,864	$56,964,482	$16,259,818	$73,224,300
Direct costs	(14,233,003)	(4,438,834)	(3,664,417)	(7,099,420)	(2,529,674)	(31,965,348)	(9,513,003)	(41,478,351)

Direct contribution	8,248,730	6,076,074	2,511,933	6,568,207	1,594,190	24,999,134	6,746,815	31,745,949

Operating expenses and indirect costs of net revenues								(12,566,182)

Income from operations								19,179,767

Other income (expenses):
Interest income and other financial gains								1,531,837
Interest expense and other financial results								(5,844,773)
Foreign currency gains								529,213

Net income before income / asset tax expense								$15,396,044

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	June 30,	December 31,
	2010	2009
US long-lived tangible assets	$4,063,266	$2,746,059

Other countries long-lived tangible assets
Argentina	2,512,428	1,978,652
Brazil	759,445	883,712
Mexico	75,246	71,064
Venezuela	185,595	196,846
Other countries	93,120	71,943

	$3,625,834	$3,202,217

Total long-lived tangible assets	$7,689,100	$5,948,276

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2010	2009
US intangible assets	$10,521	$17,535

Other countries goodwill and intangible assets
Argentina	25,322,185	26,188,435
Brazil	12,161,138	12,597,173
Mexico	4,880,226	4,818,438
Venezuela	6,598,702	6,602,677
Other countries	13,959,607	14,114,306

	$62,921,858	$64,321,029

Total goodwill and intangible assets	$62,932,379	$64,338,564

The following table summarizes the allocation of net revenues based on geography:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Brazil	$57,132,882	$36,438,805	$30,781,411	$21,226,127
Argentina	17,806,508	11,510,888	9,452,261	6,113,280
Mexico	9,139,286	6,881,232	4,669,349	3,706,350
Venezuela	7,943,636	14,215,958	4,468,146	7,576,529
Other countries	6,425,793	4,177,417	3,139,164	2,279,513

Total net revenues	$98,448,105	$73,224,300	$52,510,331	$40,901,799

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	June 30,	identical Assets	December 31,	identical Assets
Description	2010	(Level 1)	2009	(Level 1)

Assets
Cash and Cash Equivalents:
Money Market Funds	$4,856,219	$4,856,219	$26,298,189	$26,298,189
Investments:
Asset backed securities	12,411,281	12,411,281	—	—
Sovereign Debt Securities	10,705,713	10,705,713	—	—
Corporate Debt Securities	11,132,703	11,132,703	8,045,048	8,045,048

Total financial Assets	$39,105,916	$39,105,916	$34,343,237	$34,343,237

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of June 30, 2010 and December 31, 2009, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short-term and long-term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of June 30, 2010 and December 31, 2009, the Company has financial assets measured at fair value on a recurring basis for $39,105,916 and $34,343,237, respectively.

In addition, as of June 30, 2010, the Company had $34,030,307 of short-term and long-term investments, which consisted of time deposits considered held to maturity investments. As of December 31, 2009, the Company had $25,993,069 of short-term and long-term investments, which consisted of time deposits and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of June 30, 2010 and December 31, 2009, approximates their fair values.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities (Continued)
As of June 30, 2010 and December 31, 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. For the three- and six-month periods ended June 30, 2010 and 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles.
As of June 30, 2010 and December 31, 2009, the Company does not have any non-financial assets or liabilities measured at fair value.
7.	Compensation Plan for Outside Directors
The Company compensated its outside directors through the payment of cash fees and, from time to time, through the issuance of equity awards. In 2009 and through June 10, 2010, each director was entitled to receive an annual cash retainer of $30,000. Additionally, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company were entitled to receive additional annual cash retainers of $15,000, $12,000, $5,000 and $10,000, respectively.
On June 10, 2009, the Company issued an aggregate of 2,305 shares of common stock and 8,350 restricted shares of common stock (the “Restricted Shares”) to our outside directors. The Restricted Shares vested in full in June 2010. Restricted Shares awarded to employees and directors are measured at their fair market value using the grant-date price of the Company’s shares. For the three-month periods ended June 30, 2010 and 2009, the Company recognized $16,492 and $7,431, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income. For the six-month periods ended June 30, 2010 and 2009, the Company recognized $37,696 and $42,339, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income.
For the three-month periods ended June 30, 2010 and 2009, the Company also recognized nil and $11,011, respectively, of compensation expense related to prior awards of restricted shares to the outside directors, which amounts are included in operating expenses in the accompanying condensed consolidated statement of income. For the six-month periods ended June 30, 2010 and 2009, the Company recognized nil and $27,944, respectively, of compensation expense related to prior awards of restricted shares to the outside directors, which amounts are included in operating expenses in the accompanying condensed consolidated statement of income.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
7.	Compensation Plan for Outside Directors (Continued)
On June 25, 2010, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted The MercadoLibre, Inc. 2010 Director Compensation Program (the “Plan”) for outside directors which is effective as of June 10, 2010. Under the terms of the plan, each outside director will receive an annual fee for services provided to the Company from June 10, 2010 to June 9, 2011 payable as follows: (a) a Non-Adjustable Board Service Award which means a fixed cash payment of $32,436 and (b) an Adjustable Award which means a fixed cash amount of $43,248 multiplied by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the next Annual Meeting divided by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the prior year’s Annual Meeting. The plan also included a Non-Adjustable Chair Service Award for services provided to the Company from June 10, 2010 to June 9, 2011. Under the terms of the plan, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $16,218, $12,974, $5,406 and $10,812, respectively. The total accrued compensation cost for the three- and six-month periods ended June 30, 2010 amounts to $ 25,368.
8.	Commitments and Contingencies
Litigation and Other Legal Matters
As of June 30, 2010, the Company had established reserves for proceeding-related contingencies of $981,595 to cover 288 legal actions against the Company where the Company has determined that a loss is probable. As of June 30, 2010 no loss amount has been accrued for over 1,273 legal actions for the aggregate amount up to $3,567,504 because a loss is not considered probable.
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
During the three-month period ended June 30, 2010, the Brazilian subsidiary of the Company was sued in 36 cases in ordinary courts. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
As of June 30, 2010, 318 legal actions were pending in the Brazilian ordinary courts, 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., Botelho Indústria e Distribuição Cinematográfica Ltda. and SERASA S.A) were related to alleged intellectual property infringement. In addition, during the three-month period ended on June 30, 2010, the Brazilian subsidiary of the Company received approximately 496 summons of legal actions filed in Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them. As of June 30, 2010, there were more than 1,832 cases still pending in Brazilian consumer courts.
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
Litigation and Other Legal Matters (Continued)
On March 28, 2003, Qix Skateboards Indústria e Comercio Ltda., or Qix, sued MercadoLivre.com Atividades de Internet Ltda., the Company’s Brazilian subsidiary, in the 3rd Civil Court, County of Novo Hamburgo, State of Rio Grande do Sul, Brazil. Qix alleged that the Company’s Brazilian subsidiary was infringing Qix’s trademarks as a result of users selling allegedly counterfeit Qix shoes through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Qix sought an order enjoining the sale of Qix-branded shoes on the MercadoLibre marketplace with a $50,000 daily non-compliance penalty. On April 25, 2003 an injunction was issued prohibiting the offer of Qix products on the Company’s platform with a $500 daily non-compliance penalty. On May 5, 2003, the Company appealed the decision, but the injunction was not lifted. On April 28, 2010, the Company reached an agreement with Qix to settle the case and agreed to establish a procedure pursuant to which the Company will remove items from the website which infringe on Qix intellectual property rights when notified by Qix.
On October 5, 2007, a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil initiated a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Company’s Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the Company’s website. In May 2010, the Company agreed to settle the case. As part of the settlement, the Company agreed: (i) remove from the terms of service for the website any clause that limits (a) the Company’s Brazilian subsidiary’s responsibility for services provided by it and (b) the right of consumers to choose the jurisdiction to file claims against the Brazilian subsidiary, (ii) that the Company would not disclose or modify users’ information without user instruction or order issued by a competent authority, and (iii) to pay a fine of approximately $1,000 per day of non-compliance starting May, 2010.
Litigation after June 30, 2010
After June 30, 2010 and up to the date of issuance of these consolidated financial statements, the Company was sued in 16 cases in ordinary courts (13 of which correspond to the Brazilian subsidiary) and 223 new cases in consumer courts (181 of which correspond to the Brazilian subsidiary). No loss amount has been accrued in connection with these actions because a loss is not considered probable.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies (Continued)
Other contingencies
As of June 30, 2010, the Company had reserved $61,176 against some tax contingencies (other than income tax), identified in some of its subsidiaries.
Other Commitments
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. As of June 30, 2010, the Argentine subsidiary has invested $9,112,345 in the aforementioned trust. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in the balance sheet.
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
The total compensation cost of the 2008 LTRP amounts to approximately $1.6 million including cash and shares. The 21,591 shares granted were valued at the grant-date fair market value of $36.8 per share. For the three-month period ended June 30, 2010, the related accrued compensation expense was $54,109 corresponding $29,636 to the share portion of the award credited to Additional Paid-in Capital and $24,473 to the cash portion included in the Balance Sheet as Social security payable.
For the six-month period ended June 30, 2010, the related accrued compensation expenses was $135,620 corresponding $64,012 to the share portion of the award credited to Additional Paid-in Capital and $71,608 to the cash portion included in the Balance Sheet as Social security payable.

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
The following table summarizes the number of shares for each of the following groups:

	June 30,	December 31,
Number of Shares	2010	2009

Granted	21,591	21,591
Non-vested at the beginning of the period / year	15,015	21,591
Non-vested at the end of the period / year	10,599	15,015
Forfeited	3,411	2,976
Vested and paid to the employees	7,581	3,600
Outstanding	10,599	15,015
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at June 30, 2010:

	June 30, 2010
		Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Shares outstanding	556,984	1.31
Shares paid	191,920	—
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
As of June 30, 2010, the total compensation cost of the 2009 LTRP amounts to approximately $6.1 million and the related accrued compensation expense for the three- and six-month period ended June 30, 2010 was $449,350 and $709,040, respectively.
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at June 30, 2010:

June 30, 2010
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	4,202,306	3.75
On June 25, 2010, the Board of Directors, upon the recommendation of the compensation committee of the Board, adopted the 2010 Long Term Retention Plan (the “2010 LTRP”) in the form as described above. The award under the 2010 LTRP will be fully payable in cash in addition to the annual salary and bonus of each employee.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Long Term Retention Plan (Continued)
In order to receive an award under the 2010 LTRP, the executive must satisfy the Minimum Eligibility Conditions applicable to determine eligibility for annual cash bonuses. If these Minimum Eligibility Conditions are satisfied, the executive will, subject to his continued employment as of each applicable payment date, receive the target amount of his 2010 LTRP bonus.
The 2010 LTRP will be paid in 8 equal annual quotas (12.5% each) commencing on March 31, 2011. Each quota will be calculated as follows:
•	6.25% of the amount will be calculated in nominal terms (“the nominal basis share”),
•
6.25% will be adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2009 which is $45.75 (“the variable share”).

As of June 25, 2010, the grant date, the total compensation cost of the 2010 LTRP amounts to approximately $6.1 million including the nominal and variable basis cost and the average grant-date fair market value was $52.10 per share.
In addition, the 2010 LTRP has performance conditions to be achieved at December 31, 2010 and also requires the employee to stay in the Company at the payment date. The compensation cost related to the nominal basis share is recognized in straight line basis using the equal annual accrual method. The compensation cost related to the variable share is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment date.
As of June 30, 2010, the total compensation cost of the 2010 LTRP amounts to approximately $6.1 million and the related accrued compensation expense for the six-month period ended June 30, 2010 was $659,991.

 p

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Long Term Retention Plan (Continued)
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at June 30, 2010:

June 30, 2010
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	3,254,564	4.25
10.	Share Repurchase Plan
On November 14, 2008, the Company announced that its board of directors approved a share repurchase plan authorizing the Company to repurchase, from available capital, up to $20 million of the Company’s outstanding common stock from time to time through November 13, 2009. The timing and amount of any share repurchase under the share repurchase plan were determined by management of the Company based on market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other privately negotiated transactions and through plans designed to comply with Rules 10b-18 or 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The share repurchase plan did not require the Company to acquire any specific number of shares and may be temporarily or permanently suspended or discontinued by the Company at any time. A committee of the board of directors reevaluated the operation of the plan each fiscal quarter.
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
No additional written put option transactions were made during the three-month period ended June 30, 2009. As of June 30, 2009 there was no written put options transaction outstanding.
Those derivative financial instruments were not accounted for as hedges and, therefore, the change in the fair value of these instruments was recorded in the income statement as interest income and other financial gains.
No written put option transactions were made during the three-month period ended June 30, 2010. As of June 30, 2010 there is no written put options transaction outstanding.
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

•
political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and new exchange rate system.

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
•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the quarters and six-month periods ended June 30, 2010 and 2009;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, capital expenditures and contractual obligations; and

•	a discussion of the market risks that we face.
Overview
MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “company”) hosts the largest online commerce platform in Latin America focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms to buy, sell, pay for, collect, lead generation and shopping comparison on e-commerce transactions effectively and efficiently.
We provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community in Latina America, a region with a population of over 550 million people and with one of the fastest-growing Internet penetration rates in the world. Our technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.
We offer our users two principal services:
•
The MercadoLibre Marketplace: The MercadoLibre Marketplace, which we sometimes refer to as our Marketplace business, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Users and advertisers are also able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services. As a further enhancement to the MercadoLibre Marketplace, in 2009 we launched our MercadoClics program to allow businesses to promote their products and services on the web. MercadoClics offers advertisers a cost efficient and automated platform with which to acquire traffic from us. Advertisers purchase, on a cost per clicks basis, advertising space that appear alongside product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and off platform to the advertisers destination of choice.

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

We operate in six reporting segments, five of which related to our Marketplace business and the remainder which relates to our Payment business. Within our Marketplace business, we separately report our operations in each of Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay). The operations of our Payments business, which is available in each of Brazil, Argentina, Mexico, Chile, Colombia, and Venezuela, are reported in one segment. In addition, we operate a real estate classifieds platform that covers some areas of Florida in the United States, the operations of which are included in our Marketplace segment for “other countries”.

Recent Developments
2010 Long Term Retention Plan
On June 25, 2010, the board of directors adopted the 2010 Long Term Retention Plan (the “2010 LTRP”). If earned, payments to eligible employees under the 2010 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to these employees.
In order to receive an award under the 2010 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for him or her. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his 2010 LTRP bonus, payable as follows:
•	the eligible employee will receive a fixed cash payment equal to 6.25% of his or her 2010 LTRP bonus once a year for a period of eight years starting in 2011 (the “Annual Fixed Payment”); and

•
on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 6.25% of the applicable 2010 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2009 Stock Price, defined as $45.75, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2009. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The compensation cost related to the Annual Fixed Payments is recognized on a straight line basis using the equal annual accrual method. The compensation cost related to the Variable Payments is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.
As of June 30, 2010, the total compensation cost of the 2010 LTRP is expected to be approximately $6.1 million and the related accrued compensation expense for the six-month period ended June 30, 2010 was $659,991.
Director Compensation Program
On June 25, 2010, the board of directors, upon the recommendation of the compensation committee of the board, adopted the 2010 Director Compensation Program (the “Plan”) for outside directors. Under the terms of the Plan, starting in 2011, each outside director will be entitled to receive the following compensation for services provided as a director of the Company:
• an annual fixed cash retainer for service on the board (the “Fixed Retainer”);
• an annual fixed cash retainer for service as chairman of the audit committee (the “Audit Chairman Retainer”), compensation committee (the “Compensation Chairman Retainer”), nominating and corporate governance committee (the “Nominating Chairman Retainer”) and lead independent director (the “Lead Director Retainer”), as applicable; and
• an annual variable cash retainer based upon the change in our stock price from year to year (the “Variable Retainer”).
The amount of the Variable Retainer payable in any year is determined by multiplying the target Variable Retainer award amount (the “Target Variable Retainer”) for such year by the quotient of (a) divided by (b), where (a), the numerator, equals the Prior Year Stock Price (as defined below) and (b), the denominator, equals the Current Year Stock Price (as defined below). For purposes of the New Plan, the “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the 30 trading day period preceding the date of the annual stockholders meeting held in the year the payment is made and the “Prior Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the 30 trading day period preceding the date of our annual stockholders meeting held in the year prior to the year in which the payment is made.
The Fixed Retainer and Target Variable Retainer payable in 2011 following the 2011 Annual Stockholders Meeting for services provided in 2010 are $32,436 and $43,248, respectively. The Audit Chairman Retainer, Compensation Chairman Retainer, Nominating Chairman Retainer and Lead Director retainer for the same period are $16,218, $12,974, $5,406 and $10,812, respectively. Under the Plan, the amount of each retainer is scheduled to increase by approximately 16% in each of 2012 and 2013. The Plan is scheduled to terminate following the 2013 Annual Stockholders Meeting.
The total accrued compensation cost for the Plan for the three- and six-month periods ended June 30, 2010 amounts to $25,368.

Launch of MercadoPago 3.0 in Brazil
In December 2009, we started introducing our direct payments product, known as MercadoPago 3.0, in Brazil. MercadoPago 3.0, which had previously been available only in Argentina, Chile and Colombia, is designed to meet the growing demand for Internet based payments systems in Latin America. In addition to improving the ease of use and efficiency of payments for purchases made in our marketplace, MercadoPago 3.0 also allows payments for transactions that occur outside of our platforms. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments in their independent commerce websites. In addition, with Mercado Pago 3.0 in Brazil, the MercadoPago processing fee for on-platform transaction is borne entirely by the seller through a single MercadoLibre-MercadoPago fee that entitles them the free usage of the MercadoPago platform for their sales. In the case of off-platform transactions, the seller should pay a service fee. The finance fee of any transaction is paid by the buyer according to the installment plan elected.
In December 2009, we started processing off-platform transactions with selected sites in Brazil as a Beta test using its new direct payments product, while maintaining the escrow product for on-platform transactions. On March 30, 2010, we started processing off-MercadoLibre transactions through MercadoPago 3.0 to any site in Brazil which wants to adopt it. On July 16, 2010, we launched a new and improved version of our MercadoPago payments platform for all our marketplace transactions in Brazil.
Finally, in Mexico and Venezuela we have available MercadoPago 2.0 which is an escrow-based system in which the buyer pays for its usage.
Principal trends in Results of Operations
Growth in net revenue over comparable periods from year to year
Since our inception, we have consistently generated revenue growth from the MercadoLibre Marketplace and from MercadoPago, driven by the growth of our key operational metrics. Our net revenues for the six-month period ended June 30, 2010, as compared to the same period for 2009, increased by 23.2% and 73.8% for the MercadoLibre Marketplace and MercadoPago Payments platform, respectively. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic conditions, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar and high interest rates, could lead to declining year-to-year net revenues, particularly as measured in U.S. dollars.
Increased diversification of revenues
Revenues from our Payments business have been increasing at a faster rate than our revenues from our Marketplace business, and we anticipate this trend to continue in the long term. For the six-month periods ended June 30, 2010 and 2009, Payments represented 28.7% and 22.2% of net revenues, respectively. However, this trend is sensitive to macroeconomic fluctuations, including interest rate fluctuations for consumer credit. Accordingly, this revenue diversification trend may be interrupted during economic periods where there are higher costs of lending.
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
Our gross profit margin was 78.4% for the six-month period ended June 30, 2010 as compared to 79.2% for the same period in 2009, mainly as a result of faster growth in our Payments business as compared to our Marketplace business. Our Payments business has a lower gross profit margin than our Marketplace business. In the future, gross profit margins could continue to decline if the cost of net revenues as a percentage of net revenues increases as our Payments business grows faster than our Marketplace business, if we cannot sustain the economies of scale that we have achieved, or if we decrease the interest fees charged.
Improving Operating income margins
We have generated and expect to continue generating economies of scale in operating expenses. For the six-month period ended June 30, 2010, our operating income margins, defined as income from operations as a percentage of net revenues, increased from 26.2% in the first half of 2009 to 34.9% in the same period of 2010 driven by the impact of these economies of scale.

For the six-month period ended June 30, 2010, our operating expense margins, defined as operating expenses as a percentage of net revenues, decreased from 53.0% during the first half of 2009 to 43.5% in the first half of 2010. We anticipate, however, that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.
Growth in Net Income
We have generated growth in our net income as a consequence of the abovementioned trends. For the six-month period ended June 30, 2010 and 2009, net income was $21.3 million and $12.1 million, respectively, an increase of $9.2 million or 76.4% from the first half of 2009. However, as mentioned above, if any of these trends were to revert, our net income growth could be affected, or could even become negative on a year-to-year basis.
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

The MercadoLibre Marketplace business generated 70.8% and 75.8% of our net revenues for the three-month periods ended June 30, 2010 and 2009, respectively and 71.3% and 77.8% of our net revenues for the six-month periods ended June 30, 2010 and 2009, respectively. The following table sets forth the percentage of consolidated net revenues by country from our MercadoLibre Marketplace for the three-month periods ended June 30, 2010 and 2009:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions, except percentages)		(in millions, except percentages)

Percentage of total MercadoLibre
Marketplace net revenues
Brazil	48.7%	39.5%	49.7%	39.5%
Argentina	19.7%	18.5%	19.1%	18.5%
México	11.7%	10.8%	11.4%	10.8%
Venezuela	10.9%	24.0%	11.6%	24.0%
Other Countries	9.0%	7.2%	8.2%	7.2%

Total Net Revenues	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentage of consolidated net revenues by type of business for the three- and six-month periods ended June 30, 2010 and 2009:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Revenues breakdown by businesses
As a percentage of total net revenues:
Marketplaces	71.3%	77.8%	70.8%	75.8%
Payments	28.7%	22.2%	29.2%	24.2%
Revenues generated by our Payments business are attributable to commissions charged to buyers and sellers for the use of MercadoPago. We generate revenues from our MercadoPago Payments segment by charging users a commission and a financial charge when the buyer elects to pay in installments, which we recognize, in both cases, once the transaction is completed. During the three-month period ended June 30, 2010, commission and installment-related financial charges averaged 5.9% and 4.5%, respectively, of the payment amounts made by the user through MercadoPago.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended June 30, 2010 and 2009, no single customer accounted for more than 1.0% of our net revenues in our MercadoLibre Marketplace business or our MercadoPago Payments business. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the local currency, except for Venezuela whose functional currency is the US dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 6.9% and 6.7% of net revenues for the three- and six-month period ended June 30, 2010.
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

Foreign Currency Translation
Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gain /(loss)”.
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
In the fourth quarter of 2009, we began to use the parallel exchange rate rather than the official exchange rate to translate our Venezuelan financial statements. The following facts and circumstances have been considered in our analysis of the applicable exchange rate:
•
At the date we changed the translation exchange rate (and as of the date of this report), we have not obtained dividends remittances at the official exchange rate (and we have not at the date of this report),

•	The industry in which we operate may not influence our ability to access to the official exchange rate,

•	The Commission for the Administration of Foreign Exchange (“CADIVI”) volume of approvals of the use of the Official Rate was down 50% on a year-to-year basis as of July 2009.

•
CADIVI has not only delayed approvals but also removed many items from priority lists (current priorities appear to be food and medicine) causing delays in the repatriation of dividends for many companies.

Consequently, in the fourth quarter of 2009, we translated our Venezuelan assets, liabilities, income and expense accounts using the parallel exchange rate.
As of the date of this report the Company did not buy dollars at the official rate.
In accordance with US GAAP, we have classified our Venezuelan operations as highly inflationary as of January 1, 2010 and have used the US dollar to be the functional currency for purposes of our financial statements. Therefore, no translation effect was accounted for in other comprehensive income during the three- and six-month period ended June 30, 2010 related to our Venezuelan operations.
Until May 13, 2010, the only way by which US dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through CADIVI. Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities have used the “parallel” market to exchange currency because, as it was already mentioned, CADIVI used not to approve in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy US dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.
However, on May 14th, 2010, the Venezuelan government enacted reforms to its exchange regulations and close-down such parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Venezuelan Central Bank (BCV) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.
Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the Venezuelan Central Bank as the only institution through which foreign currency-denominated transactions can be brokered. Under the new system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy U.S. dollar—denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.
As a consequence of this new system, commencing on June 9, 2010, we have transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 “Bolivares Fuertes” per U.S. dollar as of June 9, 2010.

For the period beginning on May 14, 2010 and ending on June 8, 2010 (during which there was no open foreign currency markets) we applied US GAAP guidelines, which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used.
Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the abovementioned period.
The net investment in the Venezuelan subsidiaries amounts to $6,275,306 as of June 30, 2010.
We have assessed the new regulations and have concluded that, as currently formulated, there has not been a material impact on the normal running of our business in Venezuela.
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
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report our prior annual and quarterly filings, and in Note 8 to our unaudited interim condensed consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At June 30, 2010, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.
Results of operations for the three-month period ended June 30, 2010 compared to three-month period ended June 30, 2009 and the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009
The selected financial data for the three- and six-month periods ended June 30, 2010 and 2009 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three- and six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.
Statement of income data

	Six Months Ended		Three Months Ended
	June 30, (*)		June 30, (*)
(In millions)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net revenues	$98.4	$73.2	$52.5	$40.9
Cost of net revenues	(21.3)	(15.2)	(11.4)	(8.6)

Gross profit	77.1	58.0	41.1	32.3

Operating expenses:

Product and technology development	(7.2)	(5.7)	(4.0)	(3.1)
Sales and marketing	(22.6)	(20.3)	(11.5)	(10.1)
General and administrative	(13.0)	(12.8)	(6.8)	(6.7)

Total operating expenses	(42.8)	(38.8)	(22.3)	(19.9)

Income from operations	34.3	19.2	18.8	12.4

Other income (expenses):
Interest income and other financial gains	1.7	1.5	0.9	0.6
Interest expense and other financial charges	(6.4)	(5.8)	(3.4)	(3.3)
Foreign currency gains / losses	0.4	0.5	(.0)	(1.3)

Net income before income / asset tax expense	30.0	15.4	16.3	8.3

Income / asset tax expense	(8.7)	(3.3)	(4.7)	(1.7)

Net income	$21.3	$12.1	$11.7	$6.7

(*)	Totals may not add due to rounding

Other Data

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Number of confirmed registered users at end of the period [1]	47.4	37.8	47.4	37.8
Number of confirmed new registered users during the period [2]	4.9	4.1	2.5	2.1
Gross merchandise volume [3]	1,529.7	1,172.8	798.1	651.9
Number of items sold [4]	17.6	12.9	9.2	6.9
Total payment volume [5]	271.6	132.8	147.8	79.6
Total payment transacctions [6]	2.3	1.2	1.3	0.7
Capital expenditures	3.9	3.1	1.8	0.5
Depreciation and Amortization	2.2	1.9	1.2	1.0

1-	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.

2-	Measure of the number of new users who have registered on the MercadoLibre marketplace and confirmed their registration.

3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft and real estate.

4-	Measure of the number of items that were sold/purchased through the MercadoLibre marketplace.

5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

6-	Measure of the number of all transactions paid for using MercadoPago.
Net revenues

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30, (**)		2009 to 2010 (*)		June 30, (**)		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Business:
Marketplaces	$70.2	$57.0	$13.2	23.2%	$37.2	$31.0	$6.2	19.9%
Payments	28.3	16.3	12.0	73.8%	15.3	9.9	5.4	54.9%

Total Net Revenues	$98.4	$73.2	$25.2	34.4%	$52.5	$40.9	$11.6	28.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

(**)	Totals may not add due to rounding.
Measured in local currencies, net revenues grew 38.5% and 41.4% in the three- and six-month periods ended June 30, 2010, compared to the same periods a year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2009 and applying them to the corresponding months in 2010, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
The 19.9% growth in MercadoLibre Marketplace revenues from the second quarter of 2009 to the second quarter of 2010 resulted principally from a 22.4% increase in the gross merchandise volume (“GMV”) transacted through our platform from the second quarter of 2009 to the second quarter of 2010. In addition, there is a negative impact on US dollars figures mainly because of the devaluation in Venezuela where we used to report our results at the previous official exchange rate of 2.15 (for the first nine months of 2009) and currently we are reporting it at 6.35. See “Critical accounting policies and estimates — Foreign currency translation” for more detail. This effect was partially offset by an appreciation of the Brazilian Real.
Marketplace revenues decreased slightly vis-à-vis GMV growth due to a decline in our Marketplace take rate, defined as Marketplace revenues as a percentage of gross merchandise volume, from 4.8% for the three-month period ended June 30, 2009 to 4.7% for the three-month period ended June 30, 2010. The decrease in take rate was due to (1) a decrease participation of Venezuela in overall marketplace take rate as a result of the aforementioned devaluation as Venezuela has a higher marketplace take rate than the average; (2) a larger growth in final value fee listings, which have a marginally lower take rate when compared to more premium listing options; (3) a higher growth in our smaller country operations that have a lower take rate vis-à-vis our bigger company operations; and marginally (4) the launch of the new free listing option which produces GMV but, directly, no marketplace fees.

The 54.9% growth in MercadoPago revenues for the three-month period ended June 30, 2010 resulted principally from a 85.7% increase in the total Payments volume completed on our MercadoPago Payments platform partially offset by a decrease in our Payments take rate, defined as Payments revenues as a percentage of total Payment volume, from 12.4% in the second quarter of 2009 to 10.4% in the second quarter of 2010. See “Description of Line items: Net Revenue” section for an explanation of how revenues are recorded for MercadoPago installments. The decrease in our MercadoPago take rate was principally due to a decrease in installment-related financial charges that we charge to users mainly as a consequence of a general decrease in interest rates.
Growth in MercadoLibre Marketplace revenues from the first half of 2009 to the first half of 2010 resulted principally from a 30.4% increase in the gross merchandise volume transacted through our platform from the six-month period ended June 30, 2009 to the same period in 2010. Revenue growth was partially offset by a decrease in US dollar revenues provided by our Venezuelan subsidiaries as a consequence of the already mentioned devaluation.
In addition the growth in Marketplace revenues was partially offset by a decrease in our Marketplace take rate, defined as Marketplace revenues as a percentage of gross merchandise volume, from 4.9% for the six-month period ended June 30, 2009 to 4.6% for the six-month period ended June 30, 2010 for the reasons discussed above.
The growth in MercadoPago revenues for the six-month period ended June 30, 2010 resulted principally from a 104.6% increase in the total Payments volume completed on our MercadoPago Payments platform partially offset by a decrease in our Payments take rate, defined as Payments revenues as a percentage of total Payment volume, from 12.2% in the first half of 2009 to 10.4% in the first half of 2010. The decrease in our MercadoPago take rate was principally due to a decrease in installment-related financial charges that we charge to users mainly as a consequence of a general decrease in interest rates.
The following table summarizes the changes in net revenues by segment for the three- and six-month periods ended June 30, 2010 and 2009:

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30,		2009 to 2010 (*)		June 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Segment:
Brazil Marketplace	34.2	22.5	$11.7	52.0%	$18.5	$12.6	$5.9	46.7%
Argentina Marketplace	13.8	10.5	3.3	31.3%	7.1	5.5	1.6	27.7%
Mexico Marketplace	8.2	6.2	2.0	33.4%	4.2	3.3	0.9	27.7%
Venezuela Marketplace	7.6	13.6	(6.0)	-44.2%	4.3	7.3	(3.0)	-41.2%
Others Marketplace	6.3	4.1	2.2	53.6%	3.1	2.3	0.8	37.4%
Payments	28.3	16.3	12.0	73.8%	15.3	9.9	5.4	54.9%

Total Net Revenues	98.4	73.2	$25.2	34.4%	$52.5	$40.9	$11.6	28.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
On a segment basis, our net revenues for the three-month period ended June 30, 2010 as compared to three-month period ended June 30, 2009, increased across all segments except for the Venezuelan Marketplace segment which, measured in US dollars, decreased 41.2%. The decrease in net revenues for this Venezuelan segment is attributable to the re-measurement of our Venezuelan revenues as discussed above. In local currency, our Marketplace revenues in Venezuela grew 69.0% in the three-month period ended June 30, 2010 compared to the same period in the previous year.
On a segment basis, our net revenues for the six-month period ended June 30, 2010 as compared to the same period in 2009 increased across all segments except for the Venezuelan Marketplace segment which, measured in US dollars, decreased 44.2%. The decrease in net revenues for this Venezuelan segment is attributable to the re-measurement of our Venezuelan revenues as discussed above. In local currency, our Marketplace revenues in Venezuela grew 64.0% in the six-month period ended June 30, 2010 compared to the same period in the previous year.

The following table summarizes the changes in net revenues of both our Marketplace and Payments business on an aggregate basis by geography for the three- and six-month periods ended June 30, 2010 and 2009:

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30,		2009 to 2010 (*)		June 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Geography:
Brazil	$57.1	$36.4	$20.7	56.8%	$30.8	$21.2	$9.6	45.0%
Argentina	$17.8	$11.5	6.3	54.7%	$9.4	$6.1	3.3	54.6%
México	$9.2	$6.9	2.3	32.8%	$4.7	$3.7	1.0	26.0%
Venezuela	$7.9	$14.2	(6.3)	-44.1%	$4.5	$7.6	(3.1)	-41.0%
Other Countries	$6.4	$4.2	2.2	53.8%	$3.1	$2.3	0.8	37.7%

Total Net Revenues	$98.4	$73.2	$25.2	34.4%	$52.5	$40.9	$11.6	28.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Based on geography, our net revenues for the three- and six-month period ended June 30, 2010 as compared to the same periods ended June 30, 2009, increased across all geographies except for Venezuelan based upon the re-measurement discussed above.
The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)

2010
Net Revenues	$45.9	$52.5	n/a	n/a
Percent change from prior quarter	-6%	14%	n/a	n/a
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Cost of net revenues

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30,		2009 to 2010 (*)		June 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$21.3	$15.2	$6.1	39.9%	$11.4	$8.6	$2.8	32.8%

As a percentage of net revenues (*)	21.6%	20.8%			21.7%	21.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three and six-month periods ended June 30, 2010, the increase in cost of net revenues as compared to the same periods of 2009 was primarily attributable to a $1.8 million and $3.7 million increase in collection fees, respectively. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher growth rate in our Payments business as compared to our Marketplace business. Our Payments business has a higher collection fee cost than our Marketplace business.

In addition, sales taxes on our net revenues increased by $1.1 million, or 43.9% for the three- month periods ended June 30, 2010, compared to the same periods of 2009 as a consequence of decreases in deductions we can compute with respect to our Brazilian sales taxes. For this same reason, sales taxes on our net revenues for the six-month period ended June 30, 2010 increased by $2.4 million, or 56.2%, as compared to the same period of 2009.
Product and technology development

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30,		2009 to 2010 (*)		June 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$7.2	$5.7	$1.5	25.9%	$4.0	$3.1	$0.9	28.8%

As a percentage of net revenues (*)	7.3%	7.8%			7.6%	7.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three- and six-month periods ended June 30, 2010, the growth in product and technology development expenses as compared to the same periods in 2009 was primarily attributable to a $0.5 million or a 37.3% and to $1.0 million or a 40.0%, respective increase in compensation costs. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.
Sales and marketing

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30,		2009 to 2010 (*)		June 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$22.6	$20.3	$2.3	11.3%	$11.5	$10.1	$1.4	13.9%

As a percentage of net revenues (*)	22.9%	27.7%			21.8%	24.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended June 30, 2010, the increase in sales and marketing expenses was primarily attributable to a $1.3 million increase in bad debt charges when compared to the same period in 2009. Bad debt charges for the three-month period ended June 30, 2010 represented 7.1% of net revenues versus 5.9% for the same period in 2009. In addition, sales and marketing expenses increased by $0.3 million related to trust and safety and other marketing expenses.
The increase in sales and marketing expenses for the three-month period ended June 30, 2010 was partially offset by a $0.2 million decrease in our online advertising expenses related to specific deals, as we have optimized investment allocation over the same period ended June 30, 2009 and a $0.3 decrease in cost associated with our affiliate program. Online advertising represented 7.6% of our net revenues in the three-month period ended June 30, 2010, down from 11.0% for the same period in 2009.
For the six-month period ended June 30, 2010, the increase in sales and marketing expenses was primarily attributable to a $2.2 million increase in bad debt charges when compared to the same period in 2009. Bad debt charges for the six-month period ended June 30, 2010 represented 7.2% of net revenues versus 6.7% for the same period in 2009. In addition, compensation costs for the six-month period ended June 30, 2010 increased by $0.3 million due to increases in salaries to retain talent and $0.6 million related to trust and safety and other marketing expenses as compared to the same period of the previous year.
The increase in sales and marketing expenses for the six-month period ended June 30, 2010 was partially offset by a $1.2 million decrease in our online advertising expenses related to specific deals, as we have optimized investment allocation over the same period ended June 30, 2009. Online advertising represented 8.4% of our net revenues in the six-month period ended June 30, 2010, down from 12.9% for the same period in 2009.

General and administrative

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30,		2009 to 2010 (*)		June 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

General and administrative	$13.0	$12.8	$0.2	1.9%	$6.8	$6.7	$0.1	1.6%

As a percentage of net revenues (*)	13.2%	17.5%			13.0%	16.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended June 30, 2010, the increase in general and administrative expenses as compared to the same period of 2009, was primarily attributable to a $0.9 million increase in compensation costs related to our long term retention plans, increases in salaries to retain talent and to a $0.2 million increase in legal fees. The increase in general and administrative expenses was partially offset by a $1.1 million charge in the second quarter of 2009 related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries at an average parallel exchange rate of 6.6 “Bolivares Fuertes” per U.S. dollar and the translation of these expenses at the official exchange rate (2.15 “Bolivares Fuertes” per U.S. dollar). We did not have any similar translation effect due to the change in functional currency in the second quarter of 2010 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail).
For the six-month period ended June 30, 2010, the increase in general and administrative expenses as compared to the same period of 2009, was primarily attributable to a $1.7 million increase in compensation costs related to our long term retention plans, increases in salaries to retain talent and to a $0.3 million increase in legal fees. The increase in general and administrative expenses was partially offset by a $1.8 million charge incurred in the first half of 2009 related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries as discussed above. We did not have any similar translation effect due to the change in functional currency in the first half of 2010.
Other income (expenses)

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30,		2009 to 2010 (*)		June 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Other (expenses) income	$(4.28)	$(3.78)	$(0.50)	13.1%	$(2.47)	$(4.08)	$1.60	-39.3%

As a percentage of net revenues	-4.3%	-5.2%			-4.7%	-10.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended June 30, 2010 as compared to the same period in 2009, the decrease in other expenses was primarily a result of a $1.3 million decrease in foreign currency losses. The decrease in foreign currency losses for the three-month period ended June 30, 2010 was primarily due to the impact of depreciation of the Brazilian Real on the cash balances held by the Brazilian subsidiaries in U.S. dollars during the second quarter of 2009 versus a lesser impact in the second quarter of 2010.
In addition, interest income and other financial charges increased by $0.3 million from $0.6 million in the three-month period ended June 30, 2009 to $0.9 million in the same period of 2010. This increase is mainly related to higher interest income earned on our investments driven by higher interest rates and a greater volume of investments, particularly in Brazil.
For the six-month period ended June 30, 2010, the increase in other expenses was primarily a result of an increase in interest expense and other financial charges, from $5.8 million for the six-month period ended June 30, 2009 to $6.4 million for the same period in 2010. The increase in interest expense resulted mainly from financing incurred by selling all our credit card coupons to fund working capital needs in our Payments operations in Brazil. In addition, foreign currency gains decreased by $0.1 million from $0.5 million for the six-month period ended June 30, 2009 to $0.4 million for the same period in 2010 and interest income and other financial charges increased by $0.2 million from $1.5 million in the six-month period ended June 30, 2009 to $1.7 million in the same period of 2010.

Income and asset tax

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30,		2009 to 2010 (*)		June 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %

Income and asset tax	8.7	3.3	5.4	163.0%	4.7	1.7	3.0	182.2%

As a percentage of net revenues (*)	8.9%	4.5%			8.9%	4.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
During the three-month period ended June 30, 2010, the income and asset tax represented 8.9% of net revenues versus 4.0% for the same period in 2009. During the six-month period ended June 30, 2010, the income and asset tax represented 8.9% of net revenues versus 4.5% for the same period in 2009. The increase in our income and asset tax expense from the three-and six-month periods ended June 30, 2009 to the same periods in 2010 was primarily a result of increases in income taxes charges in Brazil and Argentina, driven by higher taxable income period over period.
Our blended tax rate is defined as income and asset tax expense as a percentage of income before income and asset tax. Our effective income tax rate is defined as the provision for income taxes (net of charges related to dividend distribution from foreign subsidiaries which are offset with domestic foreign tax credits) as a percentage of pre tax income. The effective income tax rate excludes the effects of the deferred income tax, and of the Mexican tax called “Impuesto Empresarial a Tasa Única” (“IETU”).
The following table summarizes the changes in our blended and effective tax rate for the three- and six-month periods ended June 30, 2010 and 2009:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Blended tax rate	29.1%	21.6%	28.6%	19.8%
Effective tax rate	34.3%	19.1%	28.4%	20.0%
Our blended tax rate increase from the three- and six-month period ended June 30, 2009 to the same period in 2010 due to a growth in our Brazilian taxable income where the income tax rate is 34% as compared to other locations where we have a lower tax rate. In addition, during the three- and six-month periods ended June 30, 2009, our lower blended tax rate was driven by certain tax efficiencies derived from our tax planning efforts, the reduction of a domestic valuation allowance for $0.5 million in the second quarter of 2009, and a reduction of the impact of the Mexican tax called “Impuesto Empresarial a Tasa Única (“IETU”)“versus no reduction in the same periods of 2010.
Our effective tax rate increased from the three- and six-month period ended June 30, 2009 to the same periods in 2010 due to the growth in our Brazilian taxable income where the income tax rate is 34% which is higher than the tax rate in other locations. In addition, during 2010 our Mexican subsidiary started accounting for income tax provision since it consumed its loss carryforwards. Finally, our effective tax rate also increased due to a lesser non taxable gain in 2010 related to the Venezuelan re-measurement between the official and the parallel/SITME rate.
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
At June 30, 2010, our principal source of liquidity was $42.8 million of cash and cash equivalents and short-term investments and $57.0 million of long-term investments (excluding our investment in an Argentine real estate trust) provided by cash generated from operations.

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
The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2010 and 2009:

	Six Months Ended June 30,
(In millions)	2010	2009
	(in millions)
Net Cash provided by (used in):

Operating activities	$26.1	$13.0
Investment activities	(41.3)	(9.1)
Financing activities	(3.0)	(3.2)
Effect of exchange rate changes on cash and cash equivalents	$—	$1.2

Net (decrease) increase in cash and cash equivalents	$(18.2)	$1.9

Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Six Months Ended		Change from
	June 30,		2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash provided by:
Operating activities	$26.1	$13.0	$13.1	100.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The $13.1 million increase in net cash provided by operating activities during the six-month period ended June 30, 2010 compared to the same period in 2009 was mainly attributable to a $9.2 million increase in net income. Additionally, net cash provided by operating activities was impacted by a $7.9 million increase in changes in account payable and accrued expenses and $2.0 decrease in changes in other assets. In the first half of 2009, other assets included the Venezuelan foreign currency effect generated by the re-measurement at the parallel exchange rate and the translation at the official exchange rate versus no impact on the second half of 2010. See “Critical accounting policies and estimates — Foreign currency translation” for more detail.
These increases in cash provided by operations were partially offset by a $3.3 million increase in changes in account receivables in the first half of 2010 versus the same period of 2009 and a $1.2 million decrease in other liabilities.
Net cash used in investing activities

	Six Months Ended		Change from
	June 30,		2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash used in:
Investing activities	$(41.3)	$(9.1)	$(32.2)	351.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the first half of 2010 resulted mainly from purchases of investments for $64.3 million. Additionally, we used $3.9 million of cash in the six-month period ended June 30, 2010 to make capital expenditures related to technological equipment, software licenses and, to a lesser degree, office equipment. During the six-month period ended June 30, 2010, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $26.9 million of investments as part of our financial strategy.
As of June 30, 2009, net cash used in investing activities resulted primarily from purchases of investments for $37.9 million. Additionally, in the first half of 2009, we used $3.1 million of cash for capital expenditures related to technological equipment, software licenses and, to a lesser degree, office equipment. During the six-month period ended June 30, 2009, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $31.9 million of investments as part of our financial strategy.
Net cash used in financing activities

	Six Months Ended		Change from
	June 30,		2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash (used in) provided by:
Financing activities	$(3.0)	$(3.2)	$0.2	-6.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the six-month period ended June 30, 2010, our primary use of cash for financing activities was a reduction in short term debt as we paid $3.2 million of notes outstanding which were issued in connection with the DeRemate acquisition. In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.
Debt
In connection with the DeRemate acquisition, on September 5, 2008, we issued to the seller ten unsecured promissory notes in the aggregate principal amount of $18 million. On June 3, 2009, August 31, 2009, December 4, 2009 and March 4, 2010, we paid the Sellers $3.1 million, $9.5 million, $3.0 million and $3.2 million, respectively, in full repayment of all outstanding principal and accrued interest. As of June 30, 2010, we have no debt outstanding related to DeRemate acquisition.
Capital expenditures
Our capital expenditures increased by $0.8 million, to $3.9 million for the six-month period ended June 30, 2010 as compared to $3.1 million for the same period in 2009, mainly due to investments made during the first half of 2010. Other capital expenditures during the first half of 2010 include hardware and software licenses necessary to maintain and update the technology of our platform, computer software developed internally, office equipment and new office space. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.
In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of June 30, 2010, the Argentine subsidiary has paid $9.1 million into the trust. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group. For U.S. GAAP purposes the investment was recorded as a long term investment instead of as Property and Equipment. As this investment represents an undivided interest for more than 20% of the total amount of the real estate trust, it is accounted for under the equity method and it is classified as Long-Term Investments in our balance sheet.
On July 29, 2010, we were notified of an extra payment of $0.4 million in order to cover higher construction cost.
We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to repay obligations going forward.

Off-balance sheet arrangements
At June 30, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recent accounting pronouncements
Accounting for stock-based compensation
On April 16, 2010, the FASB issued an amendment to the accounting of stock-based compensation related to the effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Primarily Trades. The amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered to contain a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Management estimates that the implementation of the new accounting guidance will not have significant effect on the company’s financial statements.
Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated Payments. Changes in our business needs, cancellation provisions and other factors may result in actual Payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of Payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at June 30, 2010 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Capital lease obligations (2)	$0.4	0.2	0.2	—	—
Operating lease obligations (1)	2.4	1.6	0.7	0.1	—
Purchase obligations	2.8	2.2	0.6	—	—

Total	$5.6	$4.0	$1.5	$0.1	$—

(1)	Includes leases of office space.

(2)
On February 22, 2010, our Argentina subsidiary signed a Company car lease contract to buy 12 cars for certain employees of the Company. The total lease contract amounts to $0.4 million and matures in January 2013.

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
Foreign currencies
At June 30, 2010, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which functional currency is the US dollar due to a highly inflationary accounting. At June 30, 2010, the total cash and cash equivalents denominated in foreign currencies totaled $16.5 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $12.3 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At June 30, 2010, our dollar-denominated cash and cash equivalents and short-term investments totaled $20.9 million and our dollar-denominated long-term investments totaled $29.1 million. For the six-month period ended June 30, 2010, we incurred foreign currency gains in the amount of $0.4 million as the cash and investment balances of the subsidiaries held in U.S. dollars appreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended June 30, 2010 compared to three-month period ended June 30, 2009 and six-month period ended June 30, 2010 compared to six-month period ended June 30, 2009 — Other income (expenses)” for more detail).
In accordance with US GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the US dollar as the functional currency for these operations since then. In accordance with US GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2009 become the accounting basis for those assets. Monetary assets and liabilities in “Bolivares Fuertes” were re-measured to the US dollar at the closing parallel exchange rate and the results of the operations in “Bolivares Fuertes” were re-measured to the US Dollars at the average monthly parallel exchange rate up to May 13, 2010.
However, on May 14th, 2010, the Venezuelan government enacted reforms to its exchange regulations and close down the parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Venezuelan Central Bank (BCV) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.
Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the Venezuelan Central Bank as the only institution through which foreign currency-denominated transactions can be brokered. Under the new system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy U.S. dollar—denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.
As a consequence of this new system, commencing on June 9, 2010, we have transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 “Bolivares Fuertes” per U.S. dollar as of June 9, 2010.
For the period beginning on May 14, 2010 and ending on June 8, 2010 (during which there was no open foreign currency markets) we applied US GAAP guidelines which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used.
Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the abovementioned period.
If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in US Dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies, while the re-measurement of our net asset position in US Dollars will have a positive impact in our Statement of Income. During the six-month period ended June 30, 2010, 58.0% of our revenues were denominated in Brazilian reais, 18.1% in Argentine pesos, 9.3% in Mexican pesos, 8.1% in Venezuelan “Bolivares Fuertes” and 6.5% in the currency of other countries.

52

The following table summarizes the distribution of net revenues based on geography:

	Six Months Ended		Change from		Three Months Ended		Change from
	June 30,		2009 to 2010 (*)		June 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Net Revenues by Geography:
Brazil	$57.1	$36.4	$20.7	56.8%	$30.8	$21.2	$9.6	45.0%
Argentina	$17.8	$11.5	6.3	54.7%	$9.4	$6.1	3.3	54.6%
México	$9.2	$6.9	2.3	32.8%	$4.7	$3.7	1.0	26.0%
Venezuela	$7.9	$14.2	(6.3)	-44.1%	$4.5	$7.6	(3.1)	-41.0%
Other Countries	$6.4	$4.2	2.2	53.8%	$3.1	$2.3	0.8	37.7%

Total Net Revenues	$98.4	$73.2	$25.2	34.4%	$52.5	$40.9	$11.6	28.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The table below shows the impact on our Net Revenues, Expenses, Other income and Income tax, Net Income and Shareholders’ Equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of June 30, 2010 and for the six-month period ended June 30, 2010:
Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	109.3	98.4	89.5
Expenses	(71.1)	(64.1)	(58.3)

Income from operations	38.2	34.3	31.2

Other income (expenses) and income tax related to P&L items	(14.5)	(13.4)	(11.9)
Foreign Currency impact related to the remeasument of our Net Asset position	(3.8)	0.4	3.1

Net income	19.9	21.3	22.4

Total Shareholders’ Equity	135.9	133.7	131.9

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
In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2010 we have not entered into any such agreement.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At June 30, 2010, MercadoPago funds receivable from customers totaled approximately $3.4 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the short-term nature of the main part of our investments and because all our long-term investments do not exceed a two year period, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of June 30, 2010 or interest expenses derived from discounting our MercadoPago receivables.
Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $11.3 million and as non-current assets in the amount of $57.0 million (excluding our investment in an Argentine real state trust), respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. Time deposits are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.
Equity Price Risk
Our Board of Directors adopted the 2009 long-term retention plan (the “2009 LTRP”) payable as follows:
•	the eligible employee will receive a fixed cash payment equal to 6.25% of his or her 2009 LTRP bonus once a year for a period of eight years starting in 2010 (the “2009 Annual Fixed Payment”); and

•
on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “2009 Variable Payment”) equal to the product of (i) 6.25% of the applicable 2009 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008 Stock Price, defined as $13.81, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008. The “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

In addition, on June 25, 2010, our board of directors adopted the 2010 Long Term Retention Plan (the “2010 LTRP”), payable as follows:
•	the eligible employee will receive a fixed cash payment equal to 6.25% of his or her 2010 LTRP bonus once a year for a period of eight years starting in 2011 (the “2010 Annual Fixed Payment”); and

•
on each date the Company pays the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “2010 Variable Payment”) equal to the product of (i) 6.25% of the applicable 2010 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price and (b), the denominator, equals the 2009 Stock Price, defined as $45.75, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2009. The “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2009 and 2010 Variable Payment LTRP liability subjects us to equity price risk. At June 30, 2010, the total contractual obligation fair value of our 2009 and 2010 Variable Payment LTRP liability amounts to $7,456,860. As of June 30, 2010, the accrued liability related to the 2009 and 2010 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $1,917,771. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009 and 2010 variable payment if our stock price were to increases or decreases by up to 40%.

		As of June 30, 2010
		MercadoLibre, Inc	2009 and 2010 variable
(In US dollars)		Equity Price	LTRP liability
Change in equity price in percentage

	40%	73.29	10,439,619
	30%	68.06	9,693,932
	20%	62.82	8,948,245
	10%	57.59	8,202,557
	Static (*)	52.35	7,456,870
	-10%	47.12	6,711,183
	-20%	41.88	5,965,496
	-30%	36.65	5,219,809
	-40%	31.41	4,474,122

(*)	Average closing stock price for the last 60 trading days of the closing date
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three- and six-month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources and require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on February 26, 2009, for additional discussion of the litigation and regulatory risks facing our company.
As of June 30, 2010, our total reserves for proceeding-related contingencies were $981,595 for 288 legal actions against us in which we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

As of June 30, 2010, there were 318 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of June 30, 2010, there were more than 1,832 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where no lawyer is required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
We do not believe that any single pending lawsuit or administrative proceeding, if adversely decided, would have a material adverse effect on our financial condition results of operations and cash flows.
We have described below material developments that occurred during the quarter ended June 30, 2010 to pending legal proceedings which we have determined may be material to our business, all of which have been previously disclosed in our Annual Report. In each of these proceedings we believe we have meritorious defenses and intend to continue defending these actions.
Litigation
On July 25, 2008, Nike International Ltd. or Nike, requested a preliminary injunction against our Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina, alleging that this subsidiary was infringing on Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of our website. A preliminary injunction was granted on August 11, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. We appealed the decision and on March 23, 2009, the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition subject to our agreement to request certain personal information from users listing Nike-branded products on our website (the “Modified Injunction”). On May 22, 2009, Nike instituted a lawsuit against our Argentine subsidiary in the same venue with the same allegations made in connection with its request for the preliminary injunction. We responded to the lawsuit on April 21, 2010. On May 11, 2010, the Federal Court of Appeals on Civil and Commercial Matters confirmed the scope of the Modified Injunction despite challenge by Nike, taking into account that we had duly complied with the injunction. On July 1, 2010, we were notified of the beginning of the term to produce evidence for the lawsuit.
On March 28, 2003, Qix Skateboards Indústria e Comercio Ltda., or Qix, sued MercadoLivre.com Atividades de Internet Ltda., our Brazilian subsidiary, in the 3rd Civil Court, County of Novo Hamburgo, State of Rio Grande do Sul, Brazil. Qix alleged that our Brazilian subsidiary was infringing Qix’s trademarks as a result of users selling allegedly counterfeit Qix shoes through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Qix sought an order enjoining the sale of Qix-branded shoes on the MercadoLibre marketplace with a $50,000 daily non-compliance penalty. On April 25, 2003 an injunction was issued prohibiting the offer of Qix products on our platform with a $500 daily non-compliance penalty. On May 5, 2003 we appealed the decision, but the injunction was not lifted. On April 28, 2010, we reached an agreement with Qix to settle the case and agreed to establish a procedure pursuant to which we will remove items from the website which infringe on Qix intellectual property rights when notified by Qix.
On October 5, 2007, a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil initiated a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of our website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of our website. In May 2010, we agreed to settle the case. As part of the settlement, we agreed: (i) remove from the terms of service for the website any clause that limits (a) our Brazilian subsidiary’s responsibility for services provided by it and (b) the right of consumers to choose the jurisdiction to file claims against the Brazilian subsidiary, (ii) that we would not disclose or modify users’ information without user instruction or order issued by a competent authority, and (iii) to pay a fine of approximately $1,000 per day of non-compliance starting in May 2010.
Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors—Risks related to our business—We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre marketplace” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 1A — Risk Factors
In addition to the risk factors disclosed in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we have set forth below additional risk factors we believe are applicable to our business. The following risk factors update and supersede risk factors in our Annual Report to the extent of any inconsistency.
Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls.
The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 95.4% of our revenues for 2007, 95.3% for 2008, 93.7% for 2009 and 93.5% for the six-month period ended June 30, 2010, have experienced volatility, particularly against the U.S. dollar, in the past. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account or are expected to account for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to very high inflation initially, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of the public accounts and balance of payments of the countries where we operate, as well as to a lower economic growth related to exports.
We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. Currently, Venezuela has exchange control regulations in place that restrict our ability to convert local currency into U.S. dollars. In addition, in May 2010, the Venezuelan government imposed additional foreign exchange controls under a newly implemented regulatory system controlled by the Central Bank of Venezuela. Among other things, the new exchange rate system prohibits trading of foreign currencies through parallel market transactions, sets a standard exchange rate, imposes volume restrictions on a Venezuelan entity’s ability to purchase U.S. dollar-denominated securities and imposes strict criminal and economic sanctions on the use of methods other than those officially designated for the exchange of Venezuelan currency with other currencies. These new regulations will limit our Venezuelan subsidiaries’ access to U.S. dollars. In addition, if current volume restrictions on foreign exchange imposed by the government worsen significantly or new regulations are implemented which impact our ability to settle transactions at either the official rates or SITME rate, we could be required to deconsolidate our Venezuelan operations for accounting purposes, which would reduce our consolidated net revenues, consolidated net income and earning per share.

Item 6 — Exhibits

10.1	Amendment No. 1 to the MercadoLibre, Inc. 2008 Long Term Retention Program *

10.2	Amendment no. 1 to the MercadoLibre, Inc. 2008 Long Term Retention Program *

10.3	2010 Long Term Retention Plan (1)

10.4	MercadoLibre, Inc — 2010 Director Compensation Program *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith

**	Furnished herewith

***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 29, 2010.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC. Registrant
Date: August 6, 2010	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Hernán Kazah
Hernán Kazah
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.
INDEX TO EXHIBITS

10.1	Amendment no. 1 to the MercadoLibre, Inc. 2008 Long Term Retention Program *

10.2	Amendment no. 1 to the MercadoLibre, Inc. 2008 Long Term Retention Program *

10.4	MercadoLibre, Inc — 2010 Director Compensation Program *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith