Form 10-Q
period 2010-09-30
MERCADOLIBRE INC
filed 2010-11-05
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
44,131,376 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 2, 2010.

MERCADOLIBRE, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2010 and 2009	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	51

Item 4 — Controls and Procedures	54

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	54

Item 1A — Risk Factors	55

Item 6 — Exhibits	56

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$44,451,900	$49,803,402
Short-term investments	6,584,453	14,580,185
Accounts receivable, net	11,132,566	4,868,377
Funds receivable from customers	4,688,610	3,785,802
Prepaid expenses	681,923	547,138
Deferred tax assets	12,152,785	5,481,182
Other assets	5,742,932	3,068,930

Total current assets	85,435,169	82,135,016
Non-current assets:
Long-term investments	65,852,573	26,627,357
Property and equipment, net	19,062,411	5,948,276
Goodwill and intangible assets, net	64,790,278	64,338,564
Deferred tax assets	4,887,165	2,897,492
Other assets	705,056	667,944

Total non-current assets	155,297,483	100,479,633

Total assets	$240,732,652	$182,614,649

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,689,150	$11,599,634
Funds payable to customers	40,240,198	31,453,410
Payroll and social security payable	9,007,823	7,428,340
Taxes payable	9,927,619	6,797,516
Loans payable and other financial liabilities	30,905	3,213,992

Total current liabilities	73,895,695	60,492,892
Non-current liabilities:
Payroll and social security payable	2,629,779	1,355,006
Loans payable and other financial liabilities	280,228	—
Deferred tax liabilities	6,439,580	5,170,799
Other liabilities	1,327,673	1,402,715

Total non-current liabilities	10,677,260	7,928,520
Total liabilities	$84,572,955	$68,421,412

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,131,376 and 44,120,269 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	$44,131	$44,120
Additional paid-in capital	120,366,356	120,257,998
Retained earnings	57,742,063	17,656,537
Accumulated other comprehensive loss	(21,992,853)	(23,765,418)

Total shareholders’ equity	156,159,697	114,193,237

Total liabilities and shareholders’ equity	$240,732,652	$182,614,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Income
For the three- and nine-month periods ended September 30, 2010 and 2009

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net revenues	$154,399,483	$123,823,576	$55,951,378	$50,599,276
Cost of net revenues	(32,755,531)	(25,620,134)	(11,450,919)	(10,390,671)

Gross profit	121,643,952	98,203,442	44,500,459	40,208,605

Operating expenses:
Product and technology development	(11,425,716)	(9,016,061)	(4,224,476)	(3,295,436)
Sales and marketing	(34,863,616)	(31,342,260)	(12,281,672)	(11,048,799)
General and administrative	(21,725,081)	(19,683,004)	(8,683,605)	(6,882,020)

Total operating expenses	(68,014,413)	(60,041,325)	(25,189,753)	(21,226,255)

Income from operations	53,629,539	38,162,117	19,310,706	18,982,350

Other income (expenses):
Interest income and other financial gains	3,073,427	2,112,180	1,361,899	580,343
Interest expense and other financial charges	(6,919,307)	(9,718,003)	(567,969)	(3,873,230)
Foreign currency gain / (loss)	7,275	(2,770,725)	(354,219)	(3,299,938)

Net income before income / asset tax expense	49,790,934	27,785,569	19,750,417	12,389,525

Income / asset tax expense	(9,705,408)	(5,862,346)	(959,454)	(2,537,257)

Net income	$40,085,526	$21,923,223	$18,790,963	$9,852,268

	Nine Months Ended September 30, 2010		Three Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Basic EPS
Basic net income per common share	$0.91	$0.50	$0.43	$0.22

Weighted average shares	44,121,539	44,079,171	44,129,762	44,088,936

Diluted EPS
Diluted net income per common share	$0.91	$0.50	$0.43	$0.22

Weighted average shares	44,144,678	44,130,078	44,151,367	44,138,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the nine-month periods ended September 30, 2010 and 2009 (unaudited)

						Accumulated
				Additional	(Accumulated	other
	Comprehensive	Common stock		paid-in	deficit) / Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income / (loss)	Total
Balance as of December 31, 2008		44,070,367	$44,071	$119,807,007	$(15,552,256)	$(10,874,841)	$93,423,981

Stock options exercised		28,807	29	22,501	—	—	22,530
Stock-based compensation — stock options		—	—	1,312	—	—	1,312
Stock-based compensation — restricted shares		—	—	52,706	—	—	52,706
Stock-based compensation LTRP		—	—	142,120	—	—	142,120
Restricted shares issued		10,655	10	171,089	—	—	171,099
LTRP shares issued		3,600	3	(3)	—	—	—
Net income	$21,923,223	—	—	—	21,923,223	—	21,923,223
Currency translation adjustment	2,595,788	—	—	—	—	2,595,788	2,595,788
Unrealized net gains on investments	77,193	—	—	—	—	77,193	77,193

Comprehensive income	$24,596,204

Balance as of September 30, 2009		44,113,429	$44,113	$120,196,732	$6,370,967	$(8,201,860)	$118,409,952

Stock options exercised		6,224	6	5,818	—	—	5,824
Stock-based compensation — stock options		—	—	440	—	—	440
Stock-based compensation — restricted shares		—	—	21,676	—	—	21,676
Stock-based compensation — LTRP		—	—	33,333	—	—	33,333
Shares issued		616	1	(1)	—	—	—
Net income	$11,285,570	—	—	—	11,285,570	—	11,285,570
Currency translation adjustment	(15,510,353)	—	—	—	—	(15,510,353)	(15,510,353)
Unrealized net losses on investments	(49,563)	—	—	—	—	(49,563)	(49,563)
Realized net gains on investments	(3,642)	—	—	—	—	(3,642)	(3,642)

Comprehensive income	$20,318,216

Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the nine-month periods ended September 30, 2010 and 2009 (unaudited)

					(Accumulated	Accumulated
				Additional	deficit) /	other
	Comprehensive	Common stock		paid-in	Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income / (loss)	Total
Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

Stock options exercised		7,126	7	18,192	—	—	18,199
Stock-based compensation — stock options		—	—	183	—	—	183
Stock-based compensation — restricted shares		—	—	37,696	—	—	37,696
Stock-based compensation LTRP		—	—	52,291	—	—	52,291
LTRP shares issued		3,981	4	(4)	—	—	—
Net income	$40,085,526	—	—	—	40,085,526	—	40,085,526
Currency translation adjustment	1,129,724	—	—	—	—	1,129,724	1,129,724
Unrealized net gain on investments	670,471	—	—	—	—	670,471	670,471
Realized net gains on investments	(27,630)	—	—	—	—	(27,630)	(27,630)

Comprehensive income	$41,858,091

Balance as of September 30, 2010		44,131,376	$44,131	$120,366,356	$57,742,063	$(21,992,853)	$156,159,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2010 and 2009 (unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operations:
Net income	$40,085,526	$21,923,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,594,156	2,959,277
Interest expense	—	343,643
Accrued interest	(262,088)	(17,293)
Stock-based compensation expense — stock options	183	1,312
Stock-based compensation expense — restricted shares	37,696	52,706
LTRP accrued compensation	2,798,656	1,163,139
Deferred income taxes	(6,950,762)	(1,200,197)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(6,048,287)	(1,537,363)
Funds receivable from customers	(877,971)	(221,236)
Prepaid expenses	(113,329)	(596,311)
Other assets	(2,600,348)	(3,078,233)
Accounts payable and accrued expenses	7,856,387	104,349
Funds payable to customers	7,393,673	8,169,631
Other liabilities	(2,923,832)	(1,102,948)

Net cash provided by operating activities	41,989,660	26,963,699

Cash flows from investing activities:
Purchase of investments	(85,338,161)	(45,960,414)
Proceeds from sale and maturity of investments	51,145,297	48,348,006
Purchases of intangible assets	(12,788)	(946,500)
Purchases of property and equipment	(10,554,982)	(2,949,823)

Net cash used in investing activities	(44,760,634)	(1,508,731)

Cash flows from financing activities:
Decrease in short term debt	(2,898,702)	(12,313,161)
Stock options exercised	18,199	22,530

Net cash used in financing activities	(2,880,503)	(12,290,631)

Effect of exchange rate changes on cash and cash equivalents	299,975	2,694,057

Net (decrease) increase in cash and cash equivalents	(5,351,502)	15,858,394
Cash and cash equivalents, beginning of the year	49,803,402	17,474,112

Cash and cash equivalents, end of the period	$44,451,900	$33,332,506

Supplemental cash flow information:
Cash paid for interest	$5,765,634	$8,895,023
Cash paid for income taxes	$16,603,211	$7,286,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business
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
Until the second quarter of 2010, the Company had two reportable business segments: marketplace and payments. Since the third quarter of 2010, the Company has redefined its segment reporting eliminating the business segmentation between marketplace and payments segments because management has decided to cease charging to buyers as a separate fee for using the payments platform in Brazil and Argentina, and rather allow all buyers to pay either directly to sellers or through the Company’s platform without a special charge. For that reason, since the third quarter of 2010, the Company segment reporting is based on geographic areas, being this the new criteria used by management to evaluate the Company’s performance. The MercadoLibre segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay). See Note 5 for more detail.
As of September 30, 2010, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.
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
Basis of presentation (Continued)
Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.5% and 99.3% of the consolidated totals during the nine-month periods ended September 30, 2010 and 2009, respectively. Long-lived assets located in the foreign operations totaled $79,955,185 and $67,523,246 as of September 30, 2010 and December 31, 2009, respectively (see Note 11 for more detail). Cash and cash equivalents as well as short and long-term investments, totaling $116,888,926 and $91,010,944 at September 30, 2010 and December 31, 2009, respectively, are mainly located in the United States of America.
These unaudited interim condensed financial statements reflect the Company’s consolidated financial position as of September 30, 2010 and December 31, 2009. These statements also show the Company’s consolidated statement of income for the three- and nine-month period ended September 30, 2010 and 2009, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the nine-month period ended September 30, 2010 and 2009. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
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
Management has evaluated subsequent events through November 5, 2010 which is the date the financial statements were issued.
Foreign Currency Translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela for the three- and nine-month periods ended September 30, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity (deficit). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency gain / (loss)” and amounted to $(354,219) and $(3,299,938) for the three-month periods ended September 30, 2010 and 2009, respectively.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation (Continued)
For the nine-month periods ended September 30, 2010 and 2009, “Foreign currency gain / (loss)” amounted to $7,275 and $(2,770,725), respectively.
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
Therefore, no translation effect was accounted for in other comprehensive income during the three- and nine-month period ended September 30, 2010 related to our Venezuelan operations.
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
The net investment in the Venezuelan subsidiaries, before intercompany eliminations, amounts to $13,708,259 as of September 30, 2010.
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
Taxes on revenues
The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $3,893,210 and $3,171,840 for the three-month periods ended September 30, 2010 and 2009, respectively. Taxes on revenues totaled $10,518,144 and $7,413,281 for the nine-month periods ended September 30, 2010 and 2009, respectively.
Income Tax
From fiscal year 2008 to fiscal year 2018, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, during these 10 years. Aggregate tax benefit totaled $1,250,042 and $761,319 for the three-month periods ended September 30, 2010 and 2009, respectively. Aggregate tax benefit totaled $3,220,530 and $2,151,110 for the nine-month periods ended September 30, 2010 and 2009, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.03 and $0.02 for the three-month periods ended September 30, 2010 and 2009, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.07 and $0.05 for the nine-month periods ended September 30, 2010 and 2009, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Income Tax
As of September 30, 2010 and December 31, 2009, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $4,378,303 and $2,879,999, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.
During the three-month period ended September 30, 2010, the Company reduced its Brazilian valuation allowance for a total amount of $4,634,587 as a consequence of the Company’s tax planning strategies implemented to more efficiently use its accumulated tax loss carryforward credits from acquired companies.
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
Comprehensive Income
Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income for the three-month periods ended September 30, 2010 and 2009 amounted to $22,447,005 and $11,889,818, respectively and for the nine month periods ended September 30, 2010 and 2009 amounted to $41,858,091 and $24,596,204 respectively.

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
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
On July 21, 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. Management estimates that there will be no significant effect on the company’s financial statements.
3.	Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.
The Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income available to common stockholders for the nine-month periods ended September 30, 2010 and 2009 and the three-month period ended September 30, 2009, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)
Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.
The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income	$18,790,963	$18,790,963	$9,852,268	$9,852,268

Net income available to common shareholders attributable to unvested restricted shares	—	—	$1,866	$1,866

Net income available to common shareholders attributable to common stock	$18,790,963	$18,790,963	$9,850,402	$9,850,402

The following table shows how net income available to common shareholders is allocated using the two-class method, for the nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income	$40,085,526	$40,085,526	$21,923,223	$21,923,223

Net income available to common shareholders attributable to unvested restricted shares	4,474	4,474	$1,703	$1,703

Net income available to common shareholders attributable to common stock	$40,081,052	$40,081,052	$21,921,520	$21,921,520

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)
Net income per share of common stock is as follows for the three-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.43	$0.43	$0.22	$0.22

Numerator:
Net income available to common shareholders	$18,790,963	$18,790,963	$9,850,402	$9,850,402

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,129,762	44,129,762	44,088,936	44,088,936
Adjustment for stock options	—	12,949	—	34,813
Adjustment for shares granted under LTRP	—	8,656	—	7,814
Adjustment for Additional Shares	—	—	—	6,468

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,129,762	44,151,367	44,088,936	44,138,031

Net income per share of common stock is as follows for the nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.91	$0.91	$0.50	$0.50

Numerator:
Net income available to common shareholders	$40,081,052	$40,081,052	$21,921,520	$21,921,520

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,121,539	44,121,539	44,079,171	44,079,171
Adjustment for stock options	—	14,821	—	45,891
Adjustment for shares granted under LTRP	—	8,318	—	4,113
Adjustment for Additional Shares	—	—	—	903

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,121,539	44,144,678	44,079,171	44,130,078

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)
The calculation of diluted net income per share excludes all anti-dilutive shares. During the three- and nine-month periods ended September 30, 2010 and 2009, there were no anti-dilutive shares.
4.	Business Combinations, Goodwill and Intangible Assets
Business Combinations
On September 5, 2008, the Company completed, through one of its subsidiaries, Hammer.com, LLC, the acquisition of all of the issued and outstanding shares of capital stock of DeRemate.com de Argentina S.A., a company organized under the laws of Argentina (“DR Argentina”), DeRemate.com Chile S.A., a company organized under the laws of Chile (“DR Chile”), Interactivos y Digitales México S.A. de C.V., a company organized under the laws of Mexico (“ID Mexico”) and Compañía de Negocios Interactiva de Colombia E.U., a company organized under the laws of Colombia (“CNI Colombia” and together with DR Argentina, DR Chile, and ID Mexico, the “Acquired Entities”). Also, on September 5, 2008, the Company entered into an asset purchase agreement to acquire certain URLs, domain names, trademarks, databases and intellectual property rights that are used or useful in connection with the online platforms of the Acquired Entities. The Acquired Entities operate online trading platforms in Argentina (www.deremate.com.ar), Chile (www.deremate.cl), Mexico (www.dereto.com.mx) and Colombia (www.dereto.com.co)
The aggregate purchase price paid by the Company to the Sellers for the shares of capital stock of the Acquired Entities and the related assets was $40,000,000. The Company paid the Sellers $22,000,000 in cash. In addition, on September 5, 2008, the Company issued to the Sellers ten (10) unsecured promissory notes having an aggregate principal amount of $18,000,000, $8,000,000 of which are subject to set-off rights in favor of the Company for working capital adjustments and liabilities relating to the assumption of certain contracts by the Company, $4,000,000 of which are subject to set-off rights in favor of the Company for indemnification obligations of the Sellers and the remaining $6,000,000 are not subject to set-off rights. Each of the promissory notes have a one-year term, bear interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the third four months and can be prepaid by the Company without penalty. Pursuant to the terms of each promissory note, until the principal amount plus interest is repaid, the Company may not incur indebtedness in excess of $55,000,000 in the aggregate.
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
As of September 30, 2010, the Company has paid all the promissory notes related to DeRemate acquisition.
Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2010	2009
Indefinite lived assets
- Goodwill	$60,449,360	$59,822,746
- Trademarks	2,505,798	2,415,874
Amortizable intangible assets
- Licenses and others	2,583,648	2,227,315
- Non-compete agreement	1,227,150	1,218,393
- Customer list	1,599,427	1,593,861

Total intangible assets	$68,365,383	$67,278,189
Accumulated amortization	(3,575,105)	(2,939,625)

	$64,790,278	$64,338,564

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)
Goodwill
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2010 and the year ended December 31, 2009, are as follows:

	Nine Months Ended September 30, 2010
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,565,062	$24,446,463	$6,734,405	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$59,822,746
- Effect of exchange rates changes	348,576	(987,736)	326,521	215,438	—	692,466	31,349	626,614

Balance, end of the period	$12,913,638	$23,458,727	$7,060,926	$4,985,998	$4,846,030	$5,793,405	$1,390,636	$60,449,360

	Year Ended December 31, 2009
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$9,361,697	$26,903,145	$5,365,727	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$65,652,774
- Effect of exchange rates changes	3,203,365	(2,456,682)	1,368,678	252,870	(8,790,472)	453,258	138,955	(5,830,028)

Balance, end of the year	$12,565,062	$24,446,463	$6,734,405	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$59,822,746

Amortizable intangible assets
Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $236,637 and $148,602 for the three-month periods ended September 30, 2010 and 2009, respectively. Aggregate amortization expense for intangible assets totaled $616,984 and $428,080 for the nine-month periods ended September 30, 2010 and 2009, respectively.
Expected future intangible asset amortization from acquisitions completed as of September 30, 2010 is as follows:

For year ended 12/31/2010 (remaining three months)	$241,148
For year ended 12/31/2011	741,909
For year ended 12/31/2012	676,260
For year ended 12/31/2013	175,803

$1,835,120

5.	Segments
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
Until the second quarter of 2010, the Company had two reportable business segments: marketplace and payments. The payments segment included charges for the use of the payments platform that allowed buyers to use credit cards for payments, and a financial charge when payments in installments were chosen. Since the third quarter of 2010, the Company has redefined its segment reporting eliminating the business segmentation between marketplace and payments segments because management has decided to cease charging to buyers as a separate fee for using the payments platform in Brazil and Argentina, and rather allow all buyers to pay either directly to sellers or through the Company’s platform without a special charge. As a result, most of the revenue that used to derive from our payments segment is no longer billed to buyers, and so management ceased the monitoring of the payment platform activity as a separate segment. Consequently, segment reporting has been redefined by considering geography as the main basis of segment breakdown to reflect the new evaluation of the Company’s performance defined by the management. MercadoPago continues charging a specific fee to its users when their payments are not related to a Mercadolibre marketplace transactions and a financing charge when the installment-payment option is chosen by marketplace and non-marketplace users. The MercadoLibre segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).
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

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)
The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended September 30, 2010
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$31,077,653	$10,802,682	$4,722,635	$5,762,290	$3,586,118	$55,951,378
Direct costs	(19,235,066)	(5,353,452)	(2,914,273)	(2,653,357)	(2,230,064)	(32,386,212)

Direct contribution	11,842,587	5,449,230	1,808,362	3,108,933	1,356,054	23,565,166

Operating expenses and indirect costs of net revenues						(4,254,460)

Income from operations						19,310,706

Other income (expenses):
Interest income and other financial gains						1,361,899
Interest expense and other financial results						(567,969)
Foreign currency losses						(354,219)

Net income before income / asset tax expense						$19,750,417

	Three Months Ended September 30, 2009
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$27,206,864	$7,512,544	$4,119,973	$8,833,848	$2,926,047	$50,599,276
Direct costs	(13,420,722)	(3,209,448)	(2,510,417)	(4,169,920)	(1,574,540)	(24,885,047)

Direct contribution	13,786,142	4,303,096	1,609,556	4,663,928	1,351,507	25,714,229

Operating expenses and indirect costs of net revenues						(6,731,879)

Income from operations						18,982,350

Other income (expenses):
Interest income and other financial gains						580,343
Interest expense and other financial results						(3,873,230)
Foreign currency losses						(3,299,938)

Net income before income / asset tax expense						$12,389,525

	Nine Months Ended September 30, 2010
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$88,210,536	$28,609,190	$13,861,921	$13,705,926	$10,011,910	$154,399,483
Direct costs	(50,090,123)	(13,985,689)	(8,544,912)	(6,759,831)	(5,694,502)	(85,075,057)

Direct contribution	38,120,413	14,623,501	5,317,009	6,946,095	4,317,408	69,324,426

Operating expenses and indirect costs of net revenues						(15,694,887)

Income from operations						53,629,539

Other income (expenses):
Interest income and other financial gains						3,073,427
Interest expense and other financial results						(6,919,307)
Foreign currency gains						7,275

Net income before income / asset tax expense						$49,790,934

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)

	Nine Months Ended September 30, 2009
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$63,645,669	$19,023,431	$11,001,205	$23,049,806	$7,103,465	$123,823,576
Direct costs	(34,980,292)	(8,688,409)	(6,876,084)	(11,646,551)	(4,172,062)	(66,363,398)

Direct contribution	28,665,377	10,335,022	4,125,121	11,403,255	2,931,403	57,460,178

Operating expenses and indirect costs of net revenues						(19,298,061)

Income from operations						38,162,117

Other income (expenses):
Interest income and other financial gains						2,112,180
Interest expense and other financial results						(9,718,003)
Foreign currency losses						(2,770,725)

Net income before income / asset tax expense						$27,785,569

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	September 30,	December 31,
	2010	2009

US long-lived tangible assets	$3,890,489	$2,746,059

Other countries long-lived tangible assets
Argentina (*)	12,670,365	1,978,652
Brazil	2,183,983	883,712
Mexico	71,882	71,064
Venezuela	153,029	196,846
Other countries	92,662	71,943

	$15,171,921	$3,202,217

Total long-lived tangible assets	$19,062,411	$5,948,276

(*)	See Note 11 for more detail.
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2010	2009

US intangible assets	$7,014	$17,535

Other countries goodwill and intangible assets
Argentina	25,048,610	26,188,435
Brazil	12,923,804	12,597,173
Mexico	5,008,070	4,818,438
Venezuela	6,596,469	6,602,677
Other countries	15,206,312	14,114,306

	$64,783,265	$64,321,029

Total goodwill and intangible assets	$64,790,278	$64,338,564

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	September 30,	identical Assets	December 31,	identical Assets
Description	2010	(Level 1)	2009	(Level 1)

Assets

Cash and Cash Equivalents:

Money Market Funds	$5,335,071	$5,335,071	$26,298,189	$26,298,189

Investments:

Asset backed securities	12,589,614	12,589,614	—	—

Sovereign Debt Securities	9,828,929	9,828,929	—	—

Corporate Debt Securities	10,791,153	10,791,153	8,045,048	8,045,048

Total financial Assets	$38,544,767	$38,544,767	$34,343,237	$34,343,237

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of September 30, 2010 and December 31, 2009, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).
The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.
As of September 30, 2010 and December 31, 2009, the Company has financial assets measured at fair value on a recurring basis for $38,544,767 and $34,343,237, respectively.
In addition, as of September 30, 2010, the Company had $39,227,330 of short-term and long-term investments, which consisted of time deposits considered held to maturity investments. As of December 31, 2009, the Company had $25,993,069 of short-term and long-term investments, which consisted of time deposits and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of September 30, 2010 and December 31, 2009, approximates their fair values.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities (Continued)
As of September 30, 2010 and December 31, 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in bank deposits. For the three- and nine-month periods ended September 30, 2010 and 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles.
As of September 30, 2010 and December 31, 2009, the Company does not have any non-financial assets or liabilities measured at fair value.
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
On June 10, 2009, the Company issued an aggregate of 2,305 shares of common stock and 8,350 restricted shares of common stock (the “Restricted Shares”) to our outside directors. The Restricted Shares vested in full in June 2010. Restricted Shares awarded to employees and directors are measured at their fair market value using the grant-date price of the Company’s shares. For the three-month periods ended September 30, 2010 and 2009, the Company recognized nil and $21,675, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income. For the nine-month periods ended September 30, 2010 and 2009, the Company recognized $37,696 and $52,706, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income.
For the nine-month periods ended September 30, 2010 and 2009, the Company also recognized nil and $27,944, respectively, of compensation expense related to prior awards of restricted shares to the outside directors, which amounts are included in operating expenses in the accompanying condensed consolidated statement of income. For the three-month periods ended September 30, 2010 and 2009, the Company did not recognized any charge of compensation expense related to prior awards of restricted shares to the outside directors.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
7.	Compensation Plan for Outside Directors (Continued)
On June 25, 2010, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted The MercadoLibre, Inc. 2010 Director Compensation Program (the “Plan”) for outside directors which is effective as of June 10, 2010. Under the terms of the plan, each outside director will receive an annual fee for services provided to the Company from June 10, 2010 to June 9, 2011 payable as follows: (a) a Non-Adjustable Board Service Award which means a fixed cash payment of $32,436 and (b) an Adjustable Award which means a fixed cash amount of $43,248 multiplied by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the next Annual Meeting divided by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the prior year’s Annual Meeting. The plan also included a Non-Adjustable Chair Service Award for services provided to the Company from June 10, 2010 to June 9, 2011. Under the terms of the plan, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $16,218, $12,974, $5,406 and $10,812, respectively. The total accrued compensation cost for the three- and nine-month periods ended September 30, 2010 amounts to $132,718 and $158,086, respectively.
8.	Commitments and Contingencies
Litigation and Other Legal Matters
The Company has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of September 30, 2010, the Company had established reserves for proceeding-related contingencies of $1,253,486 to cover legal actions against the Company. As of September 30, 2010 no loss amount has been accrued for over 1,291 legal actions for the aggregate amount up to $3,783,942 because a loss is not considered probable.
At the beginning of 2010, the Brazilian subsidiary of the Company had 295 cases in litigation in ordinary courts, 8 of which (QIX Skateboards Industria e Comercio Ltda., Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda.e 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., Botelho Indústria e Distribuição Cinematográfica Ltda. and SERASA S.A) were related to alleged intellectual property infringement.
During the three- and nine-month period ended September 30, 2010, the Brazilian subsidiary of the Company was sued in 46 and 118 cases in ordinary courts, respectively. In most of these cases the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
As of September 30, 2010, 341 legal actions were pending in the Brazilian ordinary courts, 9 of which (Editora COC Empreendimentos Culturais Ltda., Vintage Denim Ltda., Fallms Distribuiçăo de Fitas Ltda. e 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Ltda., Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., Botelho Indústria e Distribuição Cinematográfica Ltda., SERASA S.A, Citizen Watch do Brasil S/A and Tellerina Comercio de Presentes e Artigos para Decoração S/A) were related to alleged intellectual property infringement. In addition, during the three- and nine-month period ended on September 30, 2010, the Brazilian subsidiary of the Company received approximately 515 and 1,460 summons of legal actions filed in Brazilian consumer courts, respectively, where a lawyer is not required to file or pursue a claim. In most of the cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them. As of September 30, 2010, there were more than 1,550 cases still pending in Brazilian consumer courts.
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
On August 12, 2009 the case filed by a state prosecutor of the State of Minas Gerais, city of Uberlandia, Brazil against our Brazilian subsidiary was settled. The settlement was homologated on August 17, 2009.
Litigation after September 30, 2010
After September 30, 2010 and up to the date of issuance of these consolidated financial statements, the Company was sued in 3 cases in ordinary courts (all of which correspond to the Brazilian subsidiary) and 100 new cases in consumer courts (74 of which correspond to the Brazilian subsidiary). No loss amount has been accrued in connection with these actions because a loss is not considered probable.
On October 22, 2010 the injunction granted to Citizen enjoining the sale of Citizen-branded watches on the MercadoLibre marketplace with a $6,000 daily non-compliance penalty was suspended.
Other contingencies
As of September 30, 2010, the Company had reserved $71,322 against some tax contingencies (other than income tax), identified in some of its subsidiaries.
Other Commitments
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. As of September 30, 2010, the Argentine subsidiary has invested $8,889,167 and is expected to invest an additional $416,649 in the following 3 months. Since August 31, 2010, this investment is accounted for as “Property and Equipment”. See Note 11 for more detail.

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
The total compensation cost of the 2008 LTRP amounts to approximately $1.6 million including cash and shares. The 21,591 shares granted were valued at the grant-date fair market value of $36.8 per share. For the three-month period ended September 30, 2010, the related accrued compensation expense was $46,523 corresponding $14,504 to the share portion of the award credited to Additional Paid-in Capital and $32,019 to the cash portion included in the Balance Sheet as Social security payable.
For the nine-month period ended September 30, 2010, the related accrued compensation expenses was $182,142 corresponding $78,516 to the share portion of the award credited to Additional Paid-in Capital and $103,626 to the cash portion included in the Balance Sheet as Social security payable.
For the three-month period ended September 30, 2009, the related accrued compensation expense was $121,330 corresponding $46,479 to the share portion of the award credited to Additional Paid-in Capital and $74,850 to the cash portion included in the Balance Sheet as Social security payable.
For the nine-month period ended September 30, 2009, the related accrued compensation expense was $322,732 corresponding $127,174to the share portion of the award credited to Additional Paid-in Capital and $195,558 to the cash portion included in the Balance Sheet as Social security payable.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Long Term Retention Plan (Continued)
The following table summarizes the number of shares for each of the following groups:

	September 30,	December 31,
Number of Shares	2010	2009

Granted	21,591	21,591
Non-vested at the beginning of the period / year	15,015	21,591
Non-vested at the end of the period / year	10,163	15,015
Forfeited	3,847	2,976
Vested and paid to the employees	7,581	3,600
Outstanding	10,163	15,015
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at September 30, 2010:

	September 30, 2010
		Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Shares outstanding	733,594	1.06
Shares paid	191,920	—
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
As of September 30, 2010, the total compensation cost of the 2009 LTRP amounts to approximately $7.2 million and the related accrued compensation expense for the three- and nine-month period ended September 30, 2010 was $673,842 and $1,382,883, respectively.
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at September 30, 2010:

September 30, 2010
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	5,194,694	3.50
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
As of September 30, 2010, the total compensation cost of the 2010 LTRP amounts to approximately $7.4 million and the related accrued compensation expense for the three- and nine-month periods ended September 30, 2010 was $598,709 and $1,258,700, respectively.
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at September 30, 2010:

September 30, 2010
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	4,366,740	4.00
10.	Share Repurchase Plan
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
No additional written put option transactions were made since the second quarter of 2009. As of September 30, 2010 and 2009 there was no written put options transaction outstanding.
Those derivative financial instruments were not accounted for as hedges and, therefore, the change in the fair value of these instruments was recorded in the income statement as interest income and other financial gains.
No written put option transactions were made during the three- and nine-month period ended September 30, 2010. As of September 30, 2010 there is no written put options transaction outstanding.
11.	Argentine office space
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 floors and 70 parking spaces, where the Company plans to move its headquarters and Argentine operation offices. The investment was recorded under the caption “Long-term investments” in the Company’s balance sheet.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
11.	Argentine office space (Continued)
On August 31, 2010, the Company’s Argentine subsidiary received the certificate of possession of the building and started incurring in additional costs in order to bring the building into conditions of being used by the company. Therefore, the company reclassified the building cost to “Property and Equipment” in the balance sheet and started accounting all costs necessarily to bring the building in condition to be used under that caption of the balance sheet. As of September 30, 2010, the building cost amounts to $8,889,167.
The building will be depreciated once it is ready to be used, using the straight-line depreciation method over a 50-year depreciable life.
The value added tax generated by this transaction for a total amount of $1,620,596 was included under the caption “Other Assets” in the Balance Sheet.
* * * *

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
Certain statements regarding our future performance made or implied in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may relate to such matters as:
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
•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the quarters and nine-month periods ended September 30, 2010 and 2009;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, capital expenditures and contractual obligations; and

•	a discussion of the market risks that we face.
Business Overview
MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “company”) hosts the largest online commerce platform in Latin America focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms for buying, selling, paying for, collecting, generating leads and comparing on e-commerce transactions effectively and efficiently.
We provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community in Latin America, a region with a population of over 550 million people and with one of the fastest-growing Internet penetration rates in the world. Our technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.
We offer to our users the MercadoLibre Marketplace, which we sometimes refer to as our Marketplace business, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services.
To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution, which we sometimes refer to as our payments business. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive Payments online.
As a further enhancement to the MercadoLibre Marketplace, in 2009 we launched our MercadoClics program to allow businesses to promote their products and services on the web. Through MercadoClics users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform with which to acquire traffic from us. Advertisers purchase, on a cost per clicks basis, advertising space that appear alongside product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and off platform to the advertisers destination of choice.
Reporting Segments
Until the second quarter of 2010, we had two reportable business segments: marketplace and payments. Starting with the third quarter of 2010, we have redefined our segment reporting and have eliminated the business segmentation between marketplace and payments to reflect changes in our business strategy and organization. Specifically, we are no longer charging buyers a separate fee for using the MercadoPago payments platform for their purchases on the Brazilian and Argentine MercadoLibre marketplace. We are now offering this service for no added cost so as to encourage its adoption. Consequently, payments revenues are now generated exclusively on off-platform (see section Launch of MercadoPago 3.0 in Brazil below) or on consumer financing charges, neither of which are material enough as of the third quarter of 2010 to justify a stand alone reporting segment.
Given these changes, starting with the third quarter of 2010, our segment reporting is only based on geographic areas, this being the current criteria we are using to evaluate our segment performance. Our geography segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).

In addition, we operate a real estate classifieds platform that covers some areas of Florida in the United States, the operations of which are included in our segment for “other countries”.
Recent Developments
Launch of MercadoPago 3.0 in Brazil
In December 2009, we started processing off-platform transactions with selected sites in Brazil as a Beta test using our new direct payments product, while maintaining the escrow product for on-platform transactions. On March 30, 2010, we started processing off-platform transactions through MercadoPago 3.0 for any site in Brazil that elects to adopt it. On July 16, 2010, we launched a new and improved version of our MercadoPago payments platform for all our marketplace transactions in Brazil.
MercadoPago 3.0, which had previously been available only in Argentina, Chile and Colombia, is designed to meet the growing demand for Internet-based payments systems in Latin America. In addition to improving the ease of use and efficiency of payments for purchases made in our marketplace, MercadoPago 3.0 also allows payments for transactions that occur outside of our platforms. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means for payments on their independent commerce websites. In addition, with Mercado Pago 3.0 in Brazil, the MercadoPago processing fee for on-platform transactions is borne entirely by the seller through a single MercadoLibre-MercadoPago fee that entitles the seller to free usage of the MercadoPago platform for their sales. In the case of off-platform transactions, the seller should pay a service fee. The finance fee of any transaction is paid by the buyer according to the installment plan elected.
Finally, in Mexico and Venezuela we have available MercadoPago 2.0, which is a closed system in which the buyer pays for its usage.
Description of line items
Net revenues
We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).
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
As of the third quarter of 2010, we offer payment processing through our MercadoPago solution at no added cost in Brazil and Argentina. This change in pricing implies that for Marketplace transactions we no longer charge our users a specific fee for processing on-platform payments as we did in the past. We do continue, however, to generate payment related revenues, reported within each of our reporting segments, attributable to:
•	commissions charged to sellers for the use of the MercadoPago platform with respect to transactions that occur outside of our Marketplace platform;

•	revenues from a financial charge when a buyer elects to pay in installments through our MercadoPago platform, both on transaction occurs on or off our Marketplace platform.

Since the third quarter of 2010, we have pre-sold installment-related financing receivables to better manage credit risk and to generate increased predictability of the associated cost. The net amount collected from the financial institutions to which we pre-sell these receivables is reported in Net revenues.
The following table summarizes the changes in net revenues for the three- and nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended		Change from 2009		Three Months Ended		Change from 2009
	September 30,		to 2010 (*)		September 30,		to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Net Revenues:
Brazil	$88.2	$63.6	$24.6	38.6%	$31.1	$27.2	$3.9	14.2%
Argentina	28.6	19.0	9.6	50.4%	10.8	7.5	3.3	43.8%
Mexico	13.9	11.0	2.9	26.0%	4.7	4.1	0.6	14.6%
Venezuela	13.7	23.0	(9.3)	-40.5%	5.8	8.9	(3.1)	-34.8%
Other Countries	10.0	7.2	2.8	40.9%	3.6	2.9	0.7	22.6%

Total Net Revenues	$154.4	$123.8	$30.6	24.7%	$56.0	$50.7	$5.3	10.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended September 30, 2010 and 2009, no single customer accounted for more than 1.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the local currency, except for Venezuela whose functional currency is the US dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into US dollars at the average monthly exchange rate.
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.0% and 6.8% of net revenues for the three- and nine-month periods ended September 30, 2010, respectively.
Cost of net revenues
Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization and hosting and site operation fees.
Product and technology development expenses
Our product and technology development-related expenses consist primarily of depreciation and amortization costs related to our product and technology development, compensation for our engineering and web-development staff, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to our company.
Sales and marketing expenses
Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, the salaries of employees involved in these activities, public relations costs, marketing activities for our users and depreciation and amortization costs.

We carry out the vast majority of our marketing efforts on the Internet. In that context, we enter in agreements with portals, search engines, social networks, ad networks and other sites in order to attract Internet users to the MercadoLibre Marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we allocate a portion of our marketing budget to cable television advertising in order to improve our brand awareness and to complement our online efforts.
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
Other income (expenses)
Other income (expenses) consists of interest income derived primarily from our investments and cash equivalents, foreign currency gains or losses, the effect of changes in the fair value of derivative instruments, and other non-operating results. In addition, other income (expenses) included mainly interest expense related to the working capital requirements for our MercadoPago operations through the second quarter of 2010. Beginning in the third quarter of 2010 and as long as we continue pre-selling credit card receivables there will be no interest expense included in Other income (expenses) line.
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
Foreign Currency Translation
Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to US dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gain /(loss)”.
Until September 30, 2009, our Venezuelan subsidiaries assets, liabilities, income and expenses were translated at the official exchange rate of 2.15 “Bolivares Fuertes” per US dollar.

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
As of the date of this report the Company did not buy dollars at the CADIVI official rate.
In accordance with US GAAP, we have classified our Venezuelan operations as highly inflationary as of January 1, 2010 and have used the US dollar to be the functional currency for purposes of our financial statements. Therefore, no translation effect was accounted for in other comprehensive income during the three- and nine-month period ended September 30, 2010 related to our Venezuelan operations.
Until May 13, 2010, the only way by which US dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in US dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through CADIVI. Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities have used the “parallel” market to exchange currency because, as it was already mentioned, CADIVI used not to approve in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy US dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.
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
Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the Venezuelan Central Bank as the only institution through which foreign currency-denominated transactions can be brokered. Under the new system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy US dollar—denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.
As a consequence of this new system, commencing on June 9, 2010, we have transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 “Bolivares Fuertes” per US dollar as of June 9, 2010.
For the period beginning on May 14, 2010 and ended on June 8, 2010 (during which there was no open foreign currency markets), we applied US GAAP guidelines, which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used.
Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the above-mentioned period.
The net investment in the Venezuelan subsidiaries, before intercompany eliminations, amounts to $13,708,259 as of September 30, 2010.
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
Legal contingencies
In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our condensed consolidated statement of income. These estimates are based on our assessment of the facts and circumstances and historical information related to actions filed against the Company at each balance sheet date and are subject to change based upon new information and future events.
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report, our prior annual and quarterly reports filed with the Securities and Exchange Commission, and in Note 8 to our unaudited interim condensed consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.
Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At September 30, 2010, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.

Results of operations for the three-month period ended September 30, 2010 compared to three-month period ended September 30, 2009 and the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009
The selected financial data for the three- and nine-month periods ended September 30, 2010 and 2009 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010 or for any other period.
Statement of income data

	Nine Months Ended September 30, (*)		Three Months Ended September 30, (*)
(In millions)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net revenues	$154.4	$123.8	$56.0	$50.6
Cost of net revenues	(32.8)	(25.6)	(11.5)	(10.4)

Gross profit	121.6	98.2	44.5	40.2

Operating expenses:

Product and technology development	(11.4)	(9.0)	(4.2)	(3.3)
Sales and marketing	(34.9)	(31.3)	(12.3)	(11.0)
General and administrative	(21.7)	(19.7)	(8.7)	(6.9)

Total operating expenses	(68.0)	(60.0)	(25.2)	(21.2)

Income from operations	53.6	38.2	19.3	19.0

Other income (expenses):
Interest income and other financial gains	3.1	2.1	1.4	0.6
Interest expense and other financial charges	(6.9)	(9.7)	(0.6)	(3.9)
Foreign currency gains / losses	—	(2.8)	(0.4)	(3.3)

Net income before income / asset tax expense	49.8	27.8	19.8	12.4

Income / asset tax expense	(9.7)	(5.9)	(1.0)	(2.5)

Net income	$40.1	$21.9	$18.8	$9.9

(*)	Totals may not add due to rounding
Other Data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2010	2009	2010	2009

Number of confirmed registered users at end of the period [1]	50.2	40.2	50.2	40.2
Number of confirmed new registered users during the period [2]	7.7	6.4	2.8	2.4
Gross merchandise volume [3]	2,417.8	1,963.8	888.1	791.0
Number of items sold [4]	28.0	20.9	10.4	8.0
Total payment volume [5]	461.4	246.7	189.9	114.0
Total payment transactions [6]	4.3	2.1	1.9	0.9
Capital expenditures	10.6	3.9	6.6	0.8
Depreciation and amortization	3.6	3.0	1.4	1.0

1	- Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.

2	- Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.

3	- Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.

4	- Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.

5	- Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

6	- Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Nine Months Ended		Change from		Three Months Ended		Change from
	September 30,		2009 to 2010 (*)		September 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Total Net Revenues	$154.4	$123.8	$30.6	24.7%	$56.0	$50.6	$5.4	10.6%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The 10.6% growth in net revenues from the third quarter of 2009 to the third quarter of 2010 resulted principally from a 12.3% increase in the gross merchandise volume (“GMV”) transacted through our platform from the third quarter of 2009 to the third quarter of 2010. In addition, there is a negative impact on US dollars figures mainly because of the devaluation in Venezuela where we used to report our results at the previous official exchange rate of 2.15 (for the first nine months of 2009) and currently we are reporting it at 5.3. See “Critical accounting policies and estimates — Foreign currency translation” for more detail. This effect was partially offset by an appreciation of the Brazilian Real.
For the three-month period ended September 30, 2010, net revenues also include the net amount collected from financial institutions as a result of pre-selling installment-related financing receivables. We entered into these pre-selling agreements with the aim of substantially eliminating credit risk and optimizing financial cost. For the three-month period ended September 30, 2010, our net revenues have no financial related expenses. For the three-month period ended September 30, 2009, as we had assumed financial risk of installment-related financing receivables, our MercadoPago financing revenues had an associated $3.9 million financial expenses.
Measured in local currencies, net revenues grew 23.2% and 34.0% in the three- and nine-month periods ended September 30, 2010, respectively, compared to the same periods a year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2009 and applying them to the corresponding months in 2010, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
In addition, net revenues decreased slightly vis-à-vis GMV growth due to a decline in our take rate, defined as net revenues as a percentage of gross merchandise volume, from 6.4% for the three-month period ended September 30, 2009 to 6.3% for the three-month period ended September 30, 2010.
Growth in our net revenues from the nine-month period ended September 30, 2009 to the nine-month period of 2010 resulted principally from a 23.1% increase in the gross merchandise volume transacted through our platform from the nine-month period ended September 30, 2009 to the same period in 2010. In addition, US dollars figures were positively impacted during this period mainly because of the appreciation of the Brazilian Real, which was partially offset by a decrease in US dollar revenues provided by our Venezuelan subsidiaries as a consequence of the already mentioned devaluation.
The growth in our net revenues from the nine-month period ended September 30, 2009 to the nine-month period of 2010 was negatively impacted as a consequence of the pre-sell installment-related financing receivables discussed above.
In addition the growth in net revenues was a consequence of an increase in our take rate, defined as net revenues as a percentage of gross merchandise volume, from 6.3% for the nine-month period ended September 30, 2009 to 6.4% for the nine-month period ended September 30, 2010 for the reasons discussed above.

The following table summarizes the changes in net revenues by each reporting segment for the three- and nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended		Change from		Three Months Ended		Change from
	September 30,		2009 to 2010 (*)		September 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Net Revenues:
Brazil	$88.2	$63.6	$24.6	38.6%	$31.1	$27.2	$3.9	14.2%
Argentina	28.6	19.0	9.6	50.4%	10.8	7.5	3.3	43.8%
Mexico	13.9	11.0	2.9	26.0%	4.7	4.1	0.6	14.6%
Venezuela	13.7	23.0	(9.3)	-40.5%	5.8	8.9	(3.1)	-34.8%
Other Countries	10.0	7.2	2.8	40.9%	3.6	2.9	0.7	22.6%

Total Net Revenues	$154.4	$123.8	$30.6	24.7%	$56.0	$50.7	$5.3	10.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
On a segment basis, our net revenues for the three- and nine-month period ended September 30, 2010 as compared to the same periods in 2009, increased across all segments except for the Venezuelan segment which, measured in US dollars, decreased 34.8% and 40.5%, respectively. The decrease in net revenues for the Venezuelan segment is attributable to the re-measurement of our Venezuelan revenues as discussed above. In local currency, our revenues in Venezuela grew 60.8% and 63.0% in the three- and nine-month periods ended September 30, 2010 compared to the same periods in the previous year.
The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2010
Net Revenues	$45.9	$52.5	$56.0	n/a
Percent change from prior quarter	-6%	14%	7%	n/a
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%
2007
Net Revenues	$16.5	$19.0	$22.8	$26.9
Percent change from prior quarter	6%	15%	20%	18%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Cost of net revenues

	Nine Months Ended		Change from		Three Months Ended		Change from
	September 30,		2009 to 2010 (*)		September 30,		2009 to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$32.8	$25.6	$7.2	27.9%	$11.5	$10.4	$1.1	10.2%

As a percentage of net revenues (*)	21.2%	20.7%			20.5%	20.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended September 30, 2010, the increase in cost of net revenues as compared to the same period of 2009 was primarily attributable to a $0.7 million increase in sales taxes as a consequence of decreases in deductions we can compute with respect to our Brazilian sales taxes and to a $0.3 million increase in collection fees, which occurred primarily in Brazil and Argentina, as a result of the higher penetration of our Payment solution into our Marketplace, which has a higher collection fee cost. In addition, during the three-month period ended September 30, 2010 as compared to the same period in the prior year, expenditures related to our in-house customer support operations increased by $0.8 million primarily driven by an increase in compensation costs, recruitment, investments in improved service and initiatives to combat fraud, illegal items and fee evasion. The increase in our in-house customer support operations was partially offset by a $0.8 million decrease in other costs mainly related to a charge attributable to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries in the third quarter of 2009. These expenses were re-measured at an average parallel exchange rate of 6.5 “Bolivares Fuertes” per US dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per US dollar). We did not have any similar re-measurement charge in the third quarter of 2010 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail).
For the nine-month period ended September 30, 2010, the increase in cost of net revenues as compared to the same period of 2009 was primarily attributable to a $4.0 million increase in collection fees. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of our Payment solution into our Marketplace, which has a higher collection fee cost. In addition, sales taxes on our net revenues increased by $3.1 million, or 41.9% for the nine- month period ended September 30, 2010, compared to the same period of 2009 as a consequence of decreases in deductions we can compute with respect to our Brazilian sales taxes. Moreover, during the nine-month period ended September 30, 2010 as compared to the same period in the prior year, expenditures related to our in-house customer support operations increased by $2.5 million primarily driven by an increase in compensation costs, recruitment, investments in improved service and initiatives to combat fraud, illegal items and fee evasion. The increase in our in-house customer support operations was partially offset by a $2.3 million decrease in other costs mainly related to a charge attributable to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries in the third quarter of 2009. These expenses were re-measured at an average parallel exchange rate of 6.3 “Bolivares Fuertes” per US dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per US dollar). We did not have any similar re-measurement charge in the nine-month period ended September 30, 2010 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail).
Product and technology development

	Nine Months Ended		Change from 2009		Three Months Ended		Change from 2009
	September 30,		to 2010 (*)		September 30,		to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$11.4	$9.0	$2.4	26.7%	$4.2	$3.3	$0.9	28.2%

As a percentage of net revenues (*)	7.4%	7.3%			7.6%	6.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three- and nine-month periods ended September 30, 2010, the growth in product and technology development expenses as compared to the same periods in 2009 was primarily attributable to an increase of $0.7 million or a 47.7% and to $1.8 million or a 42.9%, respective increase in compensation costs. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.
Sales and marketing

	Nine Months Ended		Change from 2009		Three Months Ended		Change from 2009
	September 30,		to 2010 (*)		September 30,		to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$34.9	$31.3	$3.5	11.2%	$12.3	$11.0	$1.2	11.2%

As a percentage of net revenues (*)	22.6%	25.3%			22.0%	21.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended September 30, 2010, the increase in sales and marketing expenses when compared to the same period in 2009 was primarily attributable to a $1.0 million increase in bad debt charges in the 2010 period. Bad debt charges for the three-month period ended September 30, 2010 represented 6.2% of net revenues versus 4.9% for the same period in 2009. In addition, sales and marketing expenses related to trust and safety expenses increased by $0.2 million in the 2010 period when compared to the same period in 2009.
For the nine-month period ended September 30, 2010, the increase in sales and marketing expenses when compared to the same period in 2009 was primarily attributable to a $3.2 million increase in bad debt charges in the 2010 period. Bad debt charges for the nine-month period ended September 30, 2010 represented 6.8% of net revenues versus 5.9% for the same period in 2009. In addition, trust and safety and other marketing expenses increased by $1.3 million in the nine-month period ended September 30, 2010 as compared to the same period of the previous year. The increase in sales and marketing expenses for the nine-month period ended September 30, 2010 was partially offset by a $1.1 million decrease in our online advertising expenses related to specific deals, as we have optimized investment allocation over the same period ended September 30, 2009. Online advertising represented 8.4% of our net revenues in the nine-month period ended September 30, 2010, down from 11.5% for the same period in 2009.
General and administrative

	Nine Months Ended		Change from 2009		Three Months Ended		Change from 2009
	September 30,		to 2010 (*)		September 30,		to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

General and administrative	$21.7	$19.7	$2.0	10.4%	$8.7	$6.9	$1.8	26.2%

As a percentage of net revenues (*)	14.1%	15.9%			15.5%	13.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended September 30, 2010, the increase in general and administrative expenses as compared to the same period of 2009, was primarily attributable to a $1.2 million increase in compensation costs in the 2010 period related to our long term retention plans, increases in salaries to retain talent and to a $0.3 million increase in tax consulting and other fees.
For the nine-month period ended September 30, 2010, the increase in general and administrative expenses as compared to the same period of 2009, was primarily attributable to a $2.9 million increase in compensation costs related to our long term retention plans, increases in salaries to retain talent, to a $0.5 million increase in outside services mainly related to legal and tax fees and to a $0.3 million increase in travel and accommodation expenses. The increase in general and administrative expenses was partially offset by a $1.7 million charge incurred in the nine-month period ended September 30, 2009 related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries at an average parallel exchange rate of 6.3 “Bolivares Fuertes” per US dollar and the translation of these expenses at the official exchange rate (2.15 “Bolivares Fuertes” per US dollar). We did not have any similar translation effect due to the change in functional currency in the nine-month period of 2010 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail).
Other income (expenses)

	Nine Months Ended		Change from 2009		Three Months Ended		Change from 2009
	September 30,		to 2010 (*)		September 30,		to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
			(in millions, except percentages)

Other (expenses) income	$(3.8)	$(10.4)	$6.6	-63.0%	$0.4	$(6.6)	$7.0	-106.7%

As a percentage of net revenues	-2.5%	-8.4%			0.8%	-13.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three- and nine-month period ended September 30, 2010 as compared to the same period in 2009, the decrease in other expenses was primarily a result of: (a) a $3.3 million and a $2.8 million decrease in financial expenses, respectively, because as from the third quarter of 2010, we started pre-selling our credit card installment-related financing receivables in order to better manage credit risk, limit the risk of not finding trading partners for discounting those receivables and to generate increased predictability of the associated cost, instead of initially assuming the financing and subsequently obtaining a third-party related financing; and (b) a $2.9 million and $2.8 million decrease in foreign currency losses, respectively. The decrease in foreign currency losses for the three-month period ended September 30, 2010 was primarily due to losses in Venezuela and Brazil attributable to the impact of the local currency appreciation on the cash balances held by those subsidiaries in US dollars during the third quarter of 2009 versus a lesser impact in the third quarter of 2010. The decrease in foreign currency losses for the nine-month period ended September 30, 2010 was primarily due to losses in Brazil attributable to the impact of the local currency appreciation on the cash balances held by those subsidiaries in US dollars during the nine-months period ended September 30, 2009 versus a lesser impact in the same period of 2010.
In addition, interest income and other financial charges increased by $0.8 million from $0.6 million in the three-month period ended September 30, 2009 to $1.4 million in the same period of 2010. Interest income and other financial charges increased by $1.0 million from $2.1 million in the nine-month period ended September 30, 2009 to $3.1 million in the same period of 2010. These increases are mainly related to higher interest income earned on our investments driven by higher interest rates and a greater volume of investments, particularly in Brazil.
Income and asset tax

	Nine Months Ended		Change from 2009 to		Three Months Ended		Change from 2009 to
	September 30,		2010 (*)		September 30,		2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %

Income and asset tax	9.7	5.9	3.8	65.6%	1.0	2.5	(1.6)	-62.2%

As a percentage of net revenues (*)	6.3%	4.7%			1.7%	5.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
During the three-month period ended September 30, 2010, the income and asset tax represented 1.7% of net revenues versus 5.0% for the same period in 2009. During the nine-month period ended September 30, 2010, the income and asset tax represented 6.3% of net revenues versus 4.7% for the same period in 2009. The decrease in our income and asset tax expense from the three-month period ended September 30, 2009 to the same period in 2010 was primarily a result of a $4.6 million reversal of tax valuation allowance related to a Brazilian subsidiary acquired in 2005. The reversal of the tax valuation allowance was derived from our tax planning strategies implemented during the period designed to more efficiently use our accumulated tax loss carryforward credits from acquired companies. The increase in our income and asset tax expense from the nine-month period ended September 30, 2009 to the same period in 2010 was primarily a result of increases in income taxes charges in Brazil and Argentina, driven by higher taxable income period over period partially offset by the reversal of the above-mentioned Brazilian tax valuation allowance.
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
The following table summarizes the changes in our blended and effective tax rate for the three- and nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Blended tax rate	19.5%	21.1%	4.9%	20.5%
Effective tax rate	32.8%	24.3%	32.1%	30.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Our blended tax rate decreases from the three- and nine-month period ended September 30, 2009 to the same period in 2010 driven by a $4.6 million reversal of the above-mentioned Brazilian tax valuation allowance in the third quarter of 2010, partially offset by a growth in our Brazilian taxable income where the income tax rate is 34% as compared to other locations where we have a lower tax rate.
Our effective tax rate increases from the three- and nine-month period ended September 30, 2009 to the same periods in 2010 due to the growth in our Brazilian taxable income where the income tax rate is 34% which is higher than the tax rate in other locations. In addition, during 2010 our Mexican subsidiary started accounting for income tax provision since it consumed its loss carryforwards. Finally, our effective tax rate also increased due to a lesser non taxable gain in 2010 related to the Venezuelan re-measurement between the official and the parallel/SITME rate.
Liquidity and Capital Resources
Our main cash requirement historically has been working capital to fund our MercadoPago operation in Brazil. We also require cash for capital expenditures related to our technology infrastructure, software applications and office space.
Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables and through cash advances derived from our MercadoLibre Marketplace business.
At September 30, 2010, our principal source of liquidity was $51.0 million of cash and cash equivalents and short-term investments and $65.9 million of long-term investments provided by cash generated from operations.
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
The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(In millions)	2010	2009
	(in millions)
Net cash provided by (used in):

Operating activities	$42.0	$27.0
Investment activities	(44.8)	(1.5)
Financing activities	(2.9)	(12.3)
Effect of exchange rate changes on cash and cash equivalents	$0.3	$2.7

Net (decrease) increase in cash and cash equivalents	$(5.4)	$15.9

Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Nine Months Ended September 30,		Change from 2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash provided by:

Operating activities	$42.0	$27.0	$15.0	55.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $15.0 million increase in net cash provided by operating activities during the nine-month period ended September 30, 2010 compared to the same period in 2009 was mainly attributable to a $18.2 million increase in net income. Additionally, net cash provided by operating activities was impacted by a $7.8 million increase in changes in account payable and accrued expenses and a $1.6 million increase in non-cash losses such as long term retention plan compensation expenses.
These increases in cash provided by operations were partially offset by a $4.5 million increase in changes in account receivables in the nine-month period ended September 30, 2010 versus the same period of 2009, a $1.8 million decrease in other liabilities and a $5.8 million increase in non-cash gains such as deferred income tax charges related to the reversal of our Brazilian tax valuation allowance (See “Income and Asset tax” for more detail).
Net cash used in investing activities

	Nine Months Ended September 30,		Change from 2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash used in:

Investing activities	$(44.8)	$(1.5)	$(43.3)	2866.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Net cash used in investing activities in the nine-month period of 2010 resulted mainly from purchases of investments for $85.3 million. Additionally, we used $10.6 million of cash in the nine-month period ended September 30, 2010 to make capital expenditures related to technological equipment, software licenses, new office space in Argentina and, to a lesser degree, office equipment. During the nine-month period ended September 30, 2010, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $51.1 million of investments as part of our financial strategy.
As of September 30, 2009, net cash used in investing activities resulted primarily from purchases of investments for $46.0 million. Additionally, in the nine-month period ended September 30, 2009, we used $3.9 million of cash for capital expenditures related to technological equipment, software licenses and, to a lesser degree, office equipment. During the nine-month period ended September 30, 2009, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $48.3 million of investments as part of our financial strategy.
Net cash used in financing activities

	Nine Months Ended September 30,		Change from 2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash used in:

Financing activities	$(2.9)	$(12.3)	$9.4	-76.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the nine-month period ended September 30, 2010, our primary use of cash for financing activities was a reduction in short term debt as we paid $3.2 million of notes outstanding which were issued in connection with the DeRemate acquisition. In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.
Debt
In connection with the DeRemate acquisition, on September 5, 2008, we issued to the seller ten unsecured promissory notes in the aggregate principal amount of $18 million. On June 3, 2009, August 31, 2009, December 4, 2009 and March 4, 2010, we paid the Sellers $3.1 million, $9.5 million, $3.0 million and $3.2 million, respectively, in full repayment of all outstanding principal and accrued interest. As of September 30, 2010, we have no debt outstanding related to DeRemate acquisition.
Capital expenditures
Our capital expenditures increased by $6.7 million to $10.6 million for the nine-month period ended September 30, 2010 as compared to $3.9 million for the same period in 2009, mainly due to investments made during the nine-month period ended September 30, 2010. Capital expenditures during the nine-month period ended September 30, 2010 include hardware and software licenses necessary to maintain and update the technology of our platform, computer software developed internally, office equipment and $3.0 million related to new office space in Argentina. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.

In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of September 30, 2010, the Argentine subsidiary has paid $8.9 million into the trust and is expected to invest an additional $0.4 million in order to cover higher construction cost during the following 3 months. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group. For US GAAP purposes the investment was recorded as a long term investment instead of as Property and Equipment through the second quarter of 2010. Since August 31, 2010, this investment is accounted for as “Property and Equipment” because our Argentine subsidiary received the certificate of possession of the building and started incurring in additional cost in order to bring the building into conditions of being used.
We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to repay obligations going forward.
Off-balance sheet arrangements
At September 30, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
On July 21, 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. Management estimates that there will be no significant effect on the company’s financial statements.

Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated Payments. Changes in our business needs, cancellation provisions and other factors may result in actual Payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of Payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at September 30, 2010 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Capital lease obligations (1)	$0.3	$0.1	$0.2	$—	$—
Operating lease obligations (2)	3.9	1.8	1.6	0.5	—
Purchase obligations	4.4	4.0	0.4	—	—

Total	$8.6	$5.9	$2.2	$0.5	$—

(1)
On February 22, 2010, our Argentina subsidiary signed a Company car lease contract to buy 12 cars for certain employees of the Company. The total lease contract amounts to $0.4 million and matures in January 2013.

(2)	Includes leases of office space.
We have leases for office space in certain countries in which we operate and leases for Company cars in Argentina. These are our only operating leases. Purchase obligation amounts include a purchase obligation in the real estate trust for our new Argentina office space, minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual Payments could differ significantly from these estimates.
Item 3 — Qualitative and Quantitative Disclosure About Market Risk
We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the US dollar exchange rate with local currencies, particularly the Brazilian reais due to Brazil’s share of our revenues, may affect the value of our financial assets and liabilities.
Foreign currencies
At September 30, 2010, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which functional currency is the US dollar due to a highly inflationary accounting. At September 30, 2010, the total cash and cash equivalents denominated in foreign currencies totaled $24.2 million, short-term investments denominated in foreign currencies totaled $2.8 million, long-term investments denominated in foreign currencies totaled $36.4 million and accounts receivable and funds receivable from customers in foreign currencies totaled $15.7 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At September 30, 2010, our dollar-denominated cash and cash equivalents and short-term investments totaled $24.1 million and our dollar-denominated long-term investments totaled $29.4 million. For the nine-month period ended September 30, 2010, we incurred foreign currency gains in the amount of $0.01 million as the cash and investment balances of the subsidiaries held in US dollars appreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended September 30, 2010 compared to three-month period ended September 30, 2009 and nine-month period ended September 30, 2010 compared to nine-month period ended September 30, 2009 — Other income (expenses)” for more detail).
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
Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the Venezuelan Central Bank as the only institution through which foreign currency-denominated transactions can be brokered. Under the new system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy US dollar—denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

As a consequence of this new system, commencing on June 9, 2010, we have transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 “Bolivares Fuertes” per US dollar as of June 9, 2010.
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
If the US dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in US dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the US dollar strengthens against foreign currencies, while the re-measurement of our net asset position in US dollars will have a positive impact in our Statement of Income. During the nine-month period ended September 30, 2010, 57.1% of our revenues were denominated in Brazilian reais, 18.5% in Argentine pesos, 9.0% in Mexican pesos, 8.9% in Venezuelan “Bolivares Fuertes” and 6.5% in the currency of other countries.
The following table summarizes the distribution of net revenues by segment:

	Nine Months Ended		Change from 2009		Three Months Ended		Change from 2009
	September 30,		to 2010 (*)		September 30,		to 2010 (*)
	2010	2009	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)

Net Revenues:
Brazil	$88.2	$63.6	$24.6	38.6%	$31.1	$27.2	$3.9	14.2%
Argentina	28.6	19.0	9.6	50.4%	10.8	7.5	3.3	43.8%
Mexico	13.9	11.0	2.9	26.0%	4.7	4.1	0.6	14.6%
Venezuela	13.7	23.0	(9.3)	-40.5%	5.8	8.9	(3.1)	-34.8%
Other Countries	10.0	7.2	2.8	40.9%	3.6	2.9	0.7	22.6%

Total Net Revenues	$154.4	$123.8	$30.6	24.7%	$56.0	$50.7	$5.3	10.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The table below shows the impact on our Net Revenues, Expenses, Other income and Income tax, Net Income and Shareholders’ Equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of September 30, 2010 and for the nine-month period ended September 30, 2010:
Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	171.5	154.4	140.4
Expenses	(111.7)	(100.8)	(91.6)

Income from operations	59.6	53.6	48.7

Other income (expenses) and income tax related to P&L items	(15.0)	(13.6)	(12.3)
Foreign Currency impact related to the remeasument of our Net Asset position	(3.6)	0.0	3.0

Net income	41.0	40.1	39.3

Total Shareholders’ Equity	160.5	156.2	152.6

(1)	Appreciation of the subsidiaries local currency against US Dollar

(2)	Depreciation of the subsidiaries local currency against US Dollar

The table above shows an increase in our net income when the US dollar weakens against foreign currencies because the re-measurement of our net asset position in US Dollars has a lesser impact than the increase in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net income when the US dollar strengthens against foreign currencies because the re-measurement of our net asset position in US Dollars has a lesser impact than the decrease in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect.
In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2010 we have not entered into any such agreement.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At September 30, 2010, MercadoPago funds receivable from customers totaled approximately $4.7 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Due to all our long-term investments do not exceed a two year period, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of September 30, 2010 or the cost derived from discounting our MercadoPago receivables.
Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $6.6 million and as non-current assets in the amount of $65.9 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. Time deposits are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.
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

The 2009 and 2010 Variable Payment LTRP liability subjects us to equity price risk. At September 30, 2010, the total contractual obligation fair value of our 2009 and 2010 Variable Payment LTRP liability amounts to $9,561,434. As of September 30, 2010, the accrued liability related to the 2009 and 2010 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $3,050,232. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009 and 2010 variable payment if our stock price were to increases or decreases by up to 40%.

	As of September 30, 2010
	MercadoLibre, Inc	2009 and 2010 variable
(In US dollars)	Equity Price	LTRP liability
Change in equity price in percentage
40%	93.36	13,386,007
30%	86.69	12,429,864
20%	80.02	11,473,721
10%	73.35	10,517,577
Static (*)	66.69	9,561,434
-10%	60.02	8,605,291
-20%	53.35	7,649,147
-30%	46.68	6,693,004
-40%	40.01	5,736,860

(*)	Average closing stock price for the last 60 trading days of the closing date
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three- and nine-month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2010, our total reserves for proceeding-related contingencies were $1,253,486 to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. We do not reserve for losses we determine to be possible or remote.

As of September 30, 2010, there were 341 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of September 30, 2010, there were more than 1,550 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where no lawyer is required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
We do not believe that any single pending lawsuit or administrative proceeding, if adversely decided, would have a material adverse effect on our financial condition results of operations and cash flows.
We have described below material developments that occurred during the quarter ended September 30, 2010 to pending legal proceedings which we have determined may be material to our business, all of which have been previously disclosed in our Annual Report. In each of these proceedings we believe we have meritorious defenses and intend to continue defending these actions.
Litigation
On July 25, 2008, Nike International Ltd. or Nike, requested a preliminary injunction against our Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina, alleging that this subsidiary was infringing on Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of our website. A preliminary injunction was granted on August 11, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. We appealed the decision and on March 23, 2009, the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition subject to our agreement to request certain personal information from users listing Nike-branded products on our website (the “Modified Injunction”). On May 22, 2009, Nike instituted a lawsuit against our Argentine subsidiary in the same venue with the same allegations made in connection with its request for the preliminary injunction. We responded to the lawsuit on April 21, 2010. On May 11, 2010, the Federal Court of Appeals on Civil and Commercial Matters confirmed the scope of the Modified Injunction despite challenge by Nike, taking into account that we had duly complied with the injunction. Since July 1, 2010, the parties began to produce evidence for the lawsuit. As of the date of this report, we believe the risk of loss of this case is remote.
On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued MercadoLivre.com Atividades de Internet Ltda., our Brazilian subsidiary, in the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that our Brazilian subsidiary was infringing Qix’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of our website. Citizen sought an order enjoining the sale of Citizen-branded watches on the MercadoLibre marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010 we were summoned of an injunction granted to prohibit the offer of Citizen products on our platform, but the penalty was established at $6,000. On September 26, we presented our defense and appealed the decision of the injunction on September 27. On October 22, 2010 the injunction granted to Citizen was suspended.
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
Item 1A — Risk Factors
During this quarter there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 6 — Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith

**	Furnished herewith

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

MERCADOLIBRE, INC. Registrant
Date: November 5, 2010	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Hernán Kazah
Hernán Kazah
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.
INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith