Form 10-K
period 2010-12-31
MERCADOLIBRE INC
filed 2011-02-25
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33647

MercadoLibre, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	98-0212790 (I.R.S. Employer Identification Number)
Arias 3751, 7th Floor
Buenos Aires, C1430CRG, Argentina,
(Address of principal executive offices)
011-54-11-4640-8000
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2010, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2010) was approximately $1,500,927,000. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2010 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of the latest practicable date, there were 44,131,376 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s Definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2011, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

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

Many of these risks are beyond our ability to control or predict. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties — many of which are beyond our control — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material that could cause results to differ materially from our expectations.
Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.
PART I

ITEM 1.	BUSINESS
MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “company”) hosts the largest online commerce platform in Latin America located at www.mercadolibre.com which is focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms for buying, selling, paying, collecting, generating leads and comparing via e-commerce transactions in an effective and efficient manner. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views during 2010. Additionally, we also operate online commerce platforms in the Dominican Republic, Panama and Portugal.
Through our online commerce platform, we provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community in Latin America, a region with a population of over 550 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.
We offer our users an eco-system of four related e-commerce services: the MercadoLibre Marketplace, the MercadoPago payments solution, the MercadoClics advertising program and the MercadoShops on-line stores solution.
The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services.
To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send, receive and finance payments online.
As a further enhancement to the MercadoLibre Marketplace, in 2009, we launched our MercadoClics program to allow businesses to promote their products and services on the Internet. Through MercadoClics users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform through which it will acquire traffic. Advertisers purchase, on a cost per clicks basis, advertising space that appear alongside product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and off our platform to the advertisers destination of choice.
To close out our suite of e-commerce services we launched, during 2010, the MercadoShops on-line stores solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their stores.

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
We commenced operations in Argentina in August of 1999, and began operations in other countries subsequently. The following table shows the timeline of different launches and events in each country:

	MercadoLibre		MercadoPago
Country	Launch date	Office opening	Launch date
Argentina	August 1999	July 1999	November 2003

Brazil	October 1999	September 1999	January 2004

Mexico	November 1999	October 1999	January 2004

Uruguay	December 1999	September 2004	N/A

Colombia	February 2000	January 2000	December 2007

Venezuela	March 2000	March 2000	April 2005

Chile	March 2000	April 2000 (*)	September 2007

Ecuador	December 2000	N/A	N/A

Peru	December 2004	N/A	N/A

Costa Rica	November 2006	N/A	N/A

Dominican Republic	December 2006	N/A	N/A

Panama	December 2006	N/A	N/A

Portugal	January 2010	N/A	N/A

(*)	During 2009 the office was closed
Our business is organized using the same technological platform in each country where we operate. However, each country has its own specific local website which has no interaction with other country sites. For example, searches carried out on our Brazilian site show only results of listings uploaded on that particular site and do not show listings from other countries.
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
Our strategy
We seek to serve people in Latin America by offering a collection of e-commerce services that can improve the quality of life of those who use it, while creating significant value for our stockholders. We serve our buyers by giving them access to a broader and more affordable variety of products and services than those available on other online and offline venues. We serve our sellers by allowing them to reach a larger and more geographically diverse user base at a lower overall cost and investment than offline venues. At the same time, we provide payment settlement services to facilitate such transactions, and advertising solutions to promote them. More broadly, we strive to turn inefficient markets into more efficient ones and in that process generate value for our stockholders. To achieve these objectives, we pursue the following strategies:
•
Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential client base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by entering into new countries and category segments, by launching new transactional business endeavours, when possible and advantageous, through potential strategic acquisitions of key businesses and assets.

•
Increase monetization of our transactions. We have focused and will continue to focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we receive from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our paid-for features.

•
Take advantage of the natural synergies that exist between our services. We strive to leverage our different businesses to promote greater cross-usage among the businesses, thereby creating a virtuous ecosystem of e-commerce offerings. We intend to promote the adoption of our MercadoPago payments solution on our marketplace as well as on our MercadoShops solution, to offer our MercadoClics advertising solutions to users of our marketplace, payments and shop solutions, and to encourage users of any of our services to experiment with the other solutions we offer.

•
Expand into additional transactional service offerings. Our strategic focus is to enable on-line transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch on-line transactional offerings in new product and service categories where we consider business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) the offer of additional product categories in our marketplace business, (b) the expansion of our presence in vehicle, real estate and services classifieds, (c) the penetration of our on platform payments services the expansion of our off platform payments services, (d) the increase of our Mercadoclics and on-line advertisement services and (e) the offer of on-line software as service e-commerce solutions. We believe that a significant portion of our future growth will be derived from these new or expanded product and service launches.

•
Enhance brand awareness. We believe that enhancing awareness of the MercadoLibre brand is important to achieve our business objectives. We intend to continue to promote and increase recognition of our brand through a variety of marketing and promotional campaigns. These may include marketing agreements with companies with significant online presence and advertising through traditional media, such as cable television. We may also use leading web sites and other media such as affiliate programs, banner advertisements and keyword searches. In addition, we believe that by enhancing our e-commerce community experience, we promote greater brand awareness through word of mouth.

•
Focus on user loyalty and web site enhancement. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users. We intend to do so by maintaining an appealing and convenient platform for e-commerce, improving the functionality of our web site to deliver a more efficient user experience and providing our users with the help of a dedicated customer support department. We employ a number of programs aimed to foster customer loyalty and repeated purchases, such as our MercadoLider loyalty program for high-volume sellers, our targeted and segmented direct marketing program, and our MercadoPago special promotions.

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

The MercadoLibre marketplace
The MercadoLibre marketplace is an Internet-based commerce platform where buyers and sellers can meet, exchange information and complete e-commerce transactions for a wide range of goods and services. Our platform is a fully-automated, topically-arranged and user-friendly online commerce service which permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. The MercadoLibre marketplace also allows sellers to list motor vehicles, vessels, aircraft, real estate and services on our online classified section. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services. Additionally, sellers and advertisers can purchase, display and link advertising on our web pages to promote their brands, businesses and products. The MercadoLibre marketplace offers buyers a large selection of new and used items that are often more expensive or otherwise hard to find through traditional offline sellers, such as brick-and-mortar retail establishments, offline classified advertisements, community bulletin boards, auction houses and flea markets. We believe that the MercadoLibre marketplace allows sellers to reach a large number of potential buyers more cost-effectively than through traditional offline commerce channels or other online venues.
During 2010, visitors to our web site were able to browse an average of over 7.9 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2010, we had over 52.9 million confirmed registered MercadoLibre users up from 42.6 million at December 31, 2009. During 2010 we had 3.9 million unique sellers, 11.3 million unique buyers and 39.2 million successful items sold.

The MercadoPago online payments solution
To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive Payments online. MercadoPago enables any individual or business registered with MercadoPago to securely and easily send and receive payments online for MercadoLibre marketplace items. MercadoPago is currently available to MercadoLibre users in each of Brazil, Mexico, Venezuela, Argentina, Chile and Colombia.
MercadoPago is also available for purchases of goods and services outside the MercadoLibre marketplace, as an open on-line payment service in Argentina, Brasil, Chile and Colombia. The off platform service, also referred to as MercadoPago 3.0, which is available only in Argentina, Brazil, Chile and Colombia, is designed to meet the growing demand for Internet-based payments systems in Latin America. In addition to improving the ease of use and efficiency of payments for purchases made in our marketplace, MercadoPago 3.0 also allows payments for transactions that occur outside of our platforms. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means for payments on their independent commerce websites. This version of MercadoPago simplifies the payment of transactions in the MercadoLibre marketplace achieving higher transaction velocity for most users. Direct payments allow online sellers to use MercadoPago to facilitate checkout and payment processes on their web site and also enables users to simply transfer money to each other. The direct payments product allows users who are not registered with the MercadoLibre marketplace to send and receive payments to each other as long as they register on MercadoPago. Furthermore, direct payment offers online sellers who accept MercadoPago as a means of payment to integrate MercadoPago to their shopping cart streamlining the shopping and payment processes. We believe that the ease of use, safety and efficiency of MercadoPago will allow us to generate additional transactions from Web merchants that sell items outside the MercadoLibre marketplace. We believe that there is a significant business opportunity to increase use of MercadoPago as a payment mechanism within and outside of the MercadoLibre marketplace.
During the year ended December 31, 2010, our on and off-platform users paid approximately $697.5 million using MercadoPago, which represented 20.5% of our gross merchandise volume for that year. During the year ended December 31, 2009, our users paid approximately $382.5 million for items by using MercadoPago, which represented 13.9% of our gross merchandise volume for that year. During 2008, our users paid approximately $255.9 million for items by using MercadoPago, which represented 12.3% of our gross merchandise volume for that year.
We seek to increase adoption and penetration of MercadoPago among MercadoLibre marketplace users. In the countries where MercadoPago was available, as of December 31, 2010 approximately 87.4% of the MercadoLibre marketplace’s listings accepted MercadoPago for payments and 20.9% of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. Starting in January 2010 in Brazil and in March 2010 in Argentina, all paid listings in the MercadoLibre Marketplace (excluding free listings and classifieds) accepted MercadoPago.
MercadoClics advertising services
The MercadoClics program allows businesses and users to promote their products and services on the web. Through MercadoClics users and advertisers are able to place text and/or display advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform with which to acquire traffic from us. Advertisers purchase, on a cost per clicks basis, advertising space that appears alongside product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to on and off platform to the advertisers destination of choice.
MercadoShops online stores service
MercadoShops is a software-as-a-service, fully hosted online webstore solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their stores.

Marketing
Our marketing strategy is to grow our platform by promoting the MercadoLibre brand, attracting new users, and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading portals and networks across the region, our affiliates program, cable and over the air television, paid and natural positioning in leading search engines, email marketing, onsite marketing and presence in off-line events. Our investment in online and offline marketing activities was $22.5 million during 2008, $22.0 million during 2009 and $20.2 million during 2010.
Specifically, we rely mostly on online advertising to promote our brand and attract potential buyers and sellers to our web site. Our online activities focus on:
•
Entering into agreements with search platforms, portals, social networks and web sites that we believe can reach our target audience. These agreements allow us to purchase online advertising positions where we can market ourselves and show relevant promotions to potential and already registered users.

•
Actively managing our “MercadoSocios” program, an affiliates program that financially rewards site owners for directing to our platform buyers, sellers and new users who ultimately register with, and conduct transactions on MercadoLibre. The MercadoSocios program is available in Argentina, Brazil, Chile, Colombia, Mexico and Venezuela. With our MercadoSocios program any site or online tool owner can place a link to our web site with a pre-approved creative design that we provide or XML data feeds. If an Internet user clicks on the link, arrives at our web site, registers as a user and completes transactions on our platform, we compensate the site or tool owner. For each new registered user that completes a transaction on our platform, we pay the site or tool owner that directed the user to us a fee per active registered user and a percentage of the commissions that that selling user pays us for transactions carried out in the first 30 days after that user registered.

•
Investing in preferential placing on the most popular search engines in each country where we operate, such as Google and Yahoo Search. We purchase advertising space next to the results of certain keyword searches related to our activities.

•	Structuring our web site so that it appears among the top natural results for certain keyword searches.
Since 2005, we have been running an annual cable television commercial campaign on a regional basis to increase brand awareness and recognition. We believe that cable television subscribers in Latin America offer an attractive demographic group based on both socio-economic profiling and the high penetration of Internet usage among cable television subscribers. During 2010, our cable media campaign ran from August to December, and we also ran some spots in Brazil over the air television to expand coverage.
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
Product development
At December 31, 2010, we had 282 employees on our information technology and product development staff, an increase from 245 employees at December 31, 2009. We incurred product development expenses (including salaries) in the amount of $7.3 million for 2008, $12.1 million for 2009 and $15.9 million for 2010. We also incurred information technology capital expenditures, including software licenses, of $2.6 million for 2008, $4.4 million for 2009 and $5.0 million for 2010.
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

The development of new and improved features usually begins by listening to suggestions from our community of buyers and sellers. We hold meetings periodically with both regular and highly active users to obtain feedback regarding our services and suggestions and ideas relating to possible additional features on the MercadoLibre marketplace and MercadoPago. We also receive suggestions from our chat rooms and bulletin boards. Additionally, we monitor the market for new features, formats and elements that could be adapted to our platform to improve our users’ experience.
We place significant importance on the testing and implementation phase of newly developed features. After an internal team of testers ensures that new features and upgrades are working properly, we typically involve a select group of users in testing these features before we release them to the general public. Through this process we receive feedback and suggestions on how to enhace the final details of a feature. Additionally, we typically introduce new features country by country, in order to isolate and resolve any potential problems and release improved versions to subsequent countries.
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
While we have developed most of our software technology in-house, we also outsource certain projects to outside developers. We believe that outsourcing the development of these projects allows us to have a greater operating capacity and strengthens our internal know-how by incorporating new expertise to our business. In addition, our team of developers frequently interacts with technology suppliers and attends technology-related events to familiarize itself with the latest inventions and developments in the field.
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
Seasonality
Like most retail businesses, we experience the effects of seasonality in all our operating territories throughout the calendar year. Although much of our seasonality is due to the Christmas holiday season, the geographic diversity of our operations helps mitigate the seasonality attributed to summer vacation time ( i.e. southern and northern hemispheres) and national holidays.
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

Competition
The market for trading over the Internet is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. While we are currently the market leaders in a number of the markets in which we operate, we currently or potentially compete with a limited number of small marketplace operators, such as Mas Oportunidades. We also compete with businesses that offer business-to-consumer online e-commerce services such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of bricks and mortar retailer’s who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified advertising market, although no regional competitor exists, local players such as Webmotors, VivaStreet, Zap have important positions in certain markets.
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
We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licenses maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation. We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Radware, Juniper Networks, Cisco Systems Inc, F5 Networks, and Netapp, the suppliers of key database technology, the operating system and specific hardware components for our services.
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

Employees
The following table shows the number of our employees at December 31, 2010.

Number of
Country	employees

Argentina	873
Brazil	470
Colombia	47
Chile	2
Mexico	35
Uruguay	4
Venezuela	136

Total	1,567

We manage operations in the remaining countries remotely from our headquarters in Argentina.
Our employees in Brazil are represented by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”) and some of our employees in Argentina are represented by the Argentine Federation of Commercial and Service Employees (“Federación Argentina de Empleados de Comercio y Servicios”(“FAECYS”) ). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, retain, develop and compensate our employees.
We are very proud of our employees and believe that our team is one of the most important assets of our business. We believe that our employees are among the most knowledgeable in the Latin American Internet industry, and they have developed a deep understanding of our business and e-commerce in general. We believe we have been successful at attracting and retaining outstanding individuals over the years. A significant portion of our personnel has been with the company for several years, and we strive to bring more talent by hiring individuals with an Internet-related background and experience. Similarly, our future success will depend on our ability to continue to attract and retain capable professionals. See “Risk factors—Risks related to our business—We depend on key personnel, the loss of which could have a material adverse effect on us.”
In order to support our Human Resources department, in 2006 we implemented SAP’s human resources module across our business. We believe this will allow us to centralize our employee database and important human resources functions, such as payroll processing, to improve our controls and reduce certain administrative costs.
In 2007, we were distinguished as one of the three best companies to work for in Argentina and in 2008 as one of the best companies to work for in Latin America, both by the Great Place to Work Institute.
Government regulation
We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, data protection, information requirements for Internet providers, obligations to provide information to certain authorities about transactions occurring on our platforms or about our users, and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including the imposition to provide certain information about transactions that occurred in our platforms, or about our users), libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. The majority of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including imposition of value added or sales taxes collection obligations, obligation to provide certain information about transactions occurred in our platforms, or about our users), advertising, intellectual property rights, consumer protection and information security.

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
There are laws and regulations that address foreign currency and exchange rates in every country in which we operate. We need governmental authorization to pay invoices to a foreign supplier or send money abroad only in Venezuela due to foreign exchange restrictions. See “Risk factors—Risks related to doing business in Latin America—Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls” for more information.
On May 15, 2007, the Argentine Ministry of Economy approved MercadoLibre S.A. (this subsidiary changed its name in 2010 to MercadoLibre S.R.L.), our wholly owned Argentine subsidiary as a beneficiary of the Argentine Regime to promote the software industry. Benefits of receiving this status include a 70% discount on mandatory Argentine labor taxes, a 60% reduction of Argentine income tax and a fixed federal tax rate in Argentina at the rate effective in April of 2007 until September of 2018.
Segment and Geographic Information
For an analysis of financial information about our segments, see Note 7, Segments to our Consolidated Financial Statement included elsewhere in this report.
Offices
We are a Delaware corporation incorporated on October 15, 1999. Our registered office is located at 15 East North Street, Dover, Delaware. Our principal executive offices are located at Arias 3751, 7th Floor, Buenos Aires, Argentina, C1430CRG.
Available Information
We maintain a web site, http://www.mercadolibre.com, which contains additional information concerning our company. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees are also available on our web site and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Arias 3751, 7th floor, Buenos Aires, Argentina, C1430CRG. Information on or connected to our web site is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

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

Risks related to our business
The market for the sale of goods over the Internet in Latin America is developing, and our business depends on the continued growth of online commerce and the availability and suitability of the Internet in Latin America.
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
We plan to continue to expand our operations by developing and promoting new and complementary services. We may not succeed at expanding our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by consumers could damage our reputation and diminish the value of our brands. To expand our operations we will also need to spend significant amounts on development, operations and other resources, and we may place a strain on our management, financial and operational resources. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.
Any delay or problem with upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.
Our ability to operate our business from day-to-day largely depends on the efficient operation of our information technology infrastructure. We are frequently implementing hardware and software technology upgrades, which may include migrations to new technology systems, in an effort to improve our systems. Our information technology systems may experience errors, interruptions, delays or cessations of service. We are particularly susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system. Errors or interruptions could impede or delay our ability to process transactions on our site, which could reduce our revenue from activity on our site and adversely affect our reputation with, or result in the loss of customers. These issues could cause business disruptions and be more expensive, time consuming, and resource intensive than anticipated. Defects or disruptions in our technology infrastructure could adversely impact our ability to process transactions, our financial results and our reputation.
Internet regulation in the countries where we operate is scarce, and several legal issues related to the Internet are uncertain. We are subject to a number of other laws and regulations, and governments may enact laws or regulations that could adversely affect our business.
Unlike the United States, most of the countries where we operate do not have specific laws governing the liability of Internet service providers, such as ourselves, for fraud, intellectual property infringement, other illegal activities committed by individual users or third-party infringing content hosted on a provider’s servers. This legal uncertainty allows for different judges or courts to decide very similar claims in different ways and establish contradictory jurisprudence. For example, in June 2009, a judge of a first instance court in the State of São Paulo ruled that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. We are appealing this ruling and, in December 2009, the effect of the ruling was suspended until the appeal is decided by State Court of Appeals. If the ruling is upheld, it could require us to restructure our business model in ways that would harm our business and or cause us to incur substantial costs.
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

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, information requirements for Internet providers, obligations to provide certain information to certain authorities about transactions which occurred in our platforms or about our users and those regulations applicable to businesses in general and consumer protection. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including imposition to provide certain information about transactions occurred in our platforms or about our users), libel and defamation, obscenity, and personal privacy apply to online businesses. The majority of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including imposition of value added or sales taxes collection obligations, obligation to provide certain information about transactions occurred in our platforms or about our users), advertising, intellectual property rights, consumer protection and information security. If these laws are enacted, they may have negative effects on our business, results of operation and financial condition.
As our activities and the types of goods listed on our web site expand, regulatory agencies or courts may argue or rule that we or our users must either obtain licenses or not be allowed to conduct business in their jurisdiction, either with respect to our services in general or only relating to certain items, such as auctions, real estate and motor vehicles. For example, numerous jurisdictions, including Brazil and Argentina, have regulations regarding “auctions” and “auctioneers” and the handling of property by “secondhand dealers” or “pawnbrokers.” Attempted enforcement of these laws against us or our users and other regulatory and licensing claims could result in expensive litigation or could require us to change the way we or our users do business. Any changes in our or our users’ business methods could increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.
In addition, because our services are accessible worldwide and we facilitate sales of goods to users worldwide, other foreign jurisdictions may claim that we are required to comply with their laws. As we expand and localize our international activities, we have to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the Latin American jurisdictions where we operate may be more restrictive to us than those in Latin America. In order to comply with these laws, we may have to change our business practices or restrict our services. We could be subject to penalties ranging from criminal prosecution to bans on our services for failure to comply with foreign laws.
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
We are subject to regulatory activity and antitrust litigation under competition laws.
We receive scrutiny from various government agencies under competition laws in the countries where we operate. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies may allege that our actions violate antitrust or competition laws, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.
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
In addition, our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection program to buyers who meet certain conditions. Although the number of claims that we have paid through this program is not currently significant, we may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them, the result of which could materially adversely affect our business and financial condition. As discussed above, we are currently appealing a determination by a Brazilian court that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. We keep expanding the coverage of our Buyer’s Protection Program. This coverage expansion may impact the number and amount of reimbursements we are required to make. This new version may impact the number and amount of reimbursements we are required to make.
Any litigation related to unpaid or undelivered purchases or defective items could be expensive for us, divert management’s attention and could result in increased costs of doing business. In addition, any negative publicity generated as a result of the fraudulent or deceptive conduct of our users could damage our reputation and diminish the value of our brands.

We could face legal and financial liability for the sale of items that infringe on the intellectual property and distribution rights of others and for information disseminated on the MercadoLibre marketplace.
Even though we monitor listings on our web sites, we are not able to detect every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed and/or sold through the MercadoLibre marketplace and/or using MercadoPago infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work in coordination and cooperation with the intellectual property rights owners to seek to eliminate allegedly infringing items listed in the MercadoLibre marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we may suspend the account of any user who infringes third-party intellectual property rights. Despite all these measures some rights owners have expressed that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights could result in threats of litigation and actual litigation against us by rights owners.
Specifically, allegations of infringement of intellectual property rights have already resulted in claims against us from time to time, including litigation in Brazil brought by Cartier International B.V., Montblanc Simplo Gmbh, Richemont International S.A., Puma Sports Ltda., Lacoste do Brasil Indústria e Comercio Ltda., Sporloisirs S.A., Qix Skateboards Indústria e Comercio Ltda, Vintage Denim Ltda., Editora COC Empreendimentos Culturais Ltda., Barros Fischer e Associados Ltda., Fallms Distribuição de Fitas Ltda., 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Limitada, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda., Sette Informações Educacionãis Ltda., Serasa S.A., Botelho Industria e Distribuiçāo Cinematográfica Ltda., and Citizen Watch do Brasil S/A and in Argentina brought by Nike International Ltd. and Iglesia Mesianica Mundial Sekai Kyusei Kio.
While we have been largely successful to date in settling existing claims by agreeing to monitor the brands and have not paid any damages, the current lack of laws related to the Internet results in great uncertainty as to the outcome of any future claims. Other companies providing similar services to us have also been subject to these types of claims in the United States and other countries. In June 2008, the Paris Court of Commerce ruled that eBay, Inc. and eBay International AG were liable to Louis Vuitton Malletier and Christian Dior Couture for failing to prevent the sale of counterfeit items on its web sites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We cannot assure you that MercadoLibre and MercadoPago will not be subject to similar suits, which could result in substantial awards and costly injunctions against us.
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
We are subject to risks with respect to information and material disseminated through our platforms.
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
Currently our revenues depend substantially on up-front, final value fees and fees related to our payment solution we charge to sellers and may decrease if market conditions force us to lower such fees or if we fail to diversify our sources of revenue.
Our revenues currently depend primarily on up-front fees, final value fees and fees related to our payment solution that we charge to our sellers for listing and upon selling their items and services. Our platform depends upon providing access to a large market at a lower cost than other comparable alternatives. If market conditions force us to substantially lower our listing or final value fees or fees related to our payment solution or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be adversely affected.
We are subject to consumer trends and could lose revenue if certain items become less popular.
We derive substantially all of our revenues from fees charged to sellers for listing products for sale on our service, fees from successfully completed transactions and fees for making payments through MercadoPago. Our future revenues depend on continued demand for the types of goods that users list on the MercadoLibre marketplace or pay with MercadoPago on or off the MercadoLibre marketplace. The popularity of certain categories of items, such as computer and electronic products, cellular telephones, toys, clothing and sporting goods, among consumers may vary over time due to perceived availability, subjective value, and trends of consumers and society in general. A decline in the demand for or popularity of certain items sold through the MercadoLibre marketplace without an increase in demand for different items could reduce the overall volume of transactions on the MercadoLibre service, resulting in reduced revenues. In addition, certain consumer “fads” may temporarily inflate the volume of certain types of items listed on the MercadoLibre marketplace, placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.
Retailers may encourage manufacturers to limit distribution of their products to dealers who sell through us, or may encourage the government to limit online commerce.
Manufacturers may attempt to enforce minimum resale price maintenance arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our site attractive relative to other alternatives. The adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging the sales of goods or services over the Internet, could force our users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brand. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.

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
We could be subject to liability and forced to change our MercadoPago business practices if we were found to be subject to or in violation of any laws or regulations governing banking, money transmission, tax regulation, anti-money laudering regulations or electronic funds transfers in any country where we operate.
A number of jurisdictions where we operate have enacted legislation regulating money transmitters. We believe we do not require a license under the existing statutes of Argentina, Brazil, Mexico, Chile, Colombia and Venezuela to operate MercadoPago with its current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations or any tax or anti-money laudering regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a financial entity. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.
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
In addition, MercadoPago may be subject to anti-money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities or impose taxes collection obligations or obligation to provide certain information about transactions occurred in our platforms, or about our users. Because of different laws and regulations in each jurisdiction where we operate, as we roll-out and adapt MercadoPago in other countries, additional verification and reporting requirements could apply. These regulations could impose significant costs on us and make it more difficult for new customers to join the MercadoPago network. Future regulation (under the USA Patriot Act or otherwise), may require us to learn more about the identity of our MercadoPago customers before opening an account, to obtain additional verification of customers and to monitor our customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise our MercadoPago costs significantly and reduce the attractiveness of MercadoPago. Failure to comply with money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.
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
Our ability to manage and account accurately for MercadoPago customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. As MercadoPago continues to grow, we must strengthen our internal controls accordingly. MercadoPago’s success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to properly manage customer funds could severely reduce customer use of MercadoPago.
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
We are currently in the process of rolling out our direct payments product in some countries in order to provide a better experience to our users. For the same reason we are also charging a single Final Value Fee for the right to use MercadoLibre and MercadoPago in those transactions. This change may result in a lower combined take rate. We consider MercadoPago’s direct payment’s product to be in early release and have identified several opportunities to improve upon the product. In addition, the transition to the new system may not be a smooth one. The occurrence of any of these events could adversely affect our business.
We continue to expand MercadoPago’s services internationally. We have no experience with the online payment solution in Costa Rica, the Dominican Republic, Ecuador, Panama, Peru, Portugal or Uruguay. In order to introduce MercadoPago in some countries we may require a close commercial relationship with one or more local banks. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.
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

Additionally, we may be unable to access financing in the credit and capital markets at reasonable rates to fund our MercadoPago and for that reason our profitability and total payments volume could decrease.
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
The financial services industry experienced a period of unprecedented turmoil in 2008 and 2009, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. If the condition of the financial services industry agains deteriorates or becomes weakened for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:
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

•
The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under difficult market conditions.

A rise in interest rates may negatively affect our MercadoPago payment volume.
In each of Brazil, Argentina and Mexico, we offer users the ability to pay for goods purchased using MercadoPago in installments. In 2008, 2009 and 2010, installment payments represented 59.3%, 58.4% and 54.6% of MercadoPago’s total payment volume, respectively. To facilitate the offer of the installment payment feature, we pay interest to credit card processors and issuer banks in Mexico and Argentina and we pay interest to advance credit card coupons in Brazil. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.
Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.
MercadoPago pays significant transaction fees when senders fund payment transactions using credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 73.9%, 74.3% and 71.3% of MercadoPago’s payment volume using credit cards during 2008, 2009 and 2010, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us.

Changes in MercadoPago ticket mix could adversely affect MercadoPago’s results.
The transaction fees MercadoPago pays in connection with certain means of payments such as OXXO are fixed regardless of the ticket price, and certain costs incurred in connection with the processing of credit card transactions are also fixed. Currently, MercadoPago charges a fee calculated as a percentage of each transaction. If MercadoPago receives a larger percentage of low ticket transactions its margin may erode or we may need to raise prices by including a fixed fee per transaction which, in turn, may affect the volume of transactions.
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
We pursue the registration of our domain names, trademarks, logos and service marks in each country where we operate, in the United States and in certain other Latin American countries. Effective trademark, service mark, copyright, domain name and trade secret protection may not be available or granted to us by the appropriate regulatory authority in every country in which our services are made available online. For example, since 1999, we have filed several applications to register the name “MercadoLivre” and our logo in Brazil. Although most of the applications are still pending, certain applications were denied in that country under the argument that the name was descriptive of its activities. We cannot assure you that we will succeed in obtaining these trademarks or in our challenges to existing or future applications by other parties or by the Instituto Nacional da Propriedade Industrial (the National Institute of Industrial Property). If we are not successful, MercadoLibre’s ability to protect its brand in Brazil against third-party infringers would be compromised and we could face claims by any future trademark owners. Any past or future claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.
We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licenses maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Radware, Juniper Networks, Cisco Systems Inc, F5 Networks, and Netapp, the suppliers of key database technology, operating system and specific hardware components for our services. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition.
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
Because volume and growth in adoption of new users are key factors for our profitability, customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and use of our services. Measures we sometimes take to combat risks of fraud and breaches of privacy and security can damage relations with our customers. To maintain good customer relations, we need prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help customer service representatives carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.
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
If our goodwill becomes impaired, we may be required to record a significant charge to earnings.
As of December 31, 2010, we have recorded goodwill for approximately 22.4% of our consolidated assets. Under United States Generally Accepted Accounting Principles (“US GAAP”), we review our goodwill for impairment annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, resulting in an adverse impact on our results of operations.
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
Additionally, acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on favorable terms, or at all. If debt financing for potential future acquisitions is unavailable, we may determine to issue shares of our common stock in connection with such an acquisition and any such issuance could result in the dilution of our common stock.
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
We face competition from a number of large online communities and services that have expertise in developing online commerce and facilitating online interaction. Certain of these competitors, including Google, Amazon.com, Microsoft and Yahoo! currently offer a variety of business-to-consumer commerce services, searching services and classified advertising services, and certain of these companies may introduce broader online commerce to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as large newspaper or media companies also compete in the online listing market. Companies with experience in online commerce, such as Amazon, may also seek to compete in the online listing market in Latin America. We also compete with traditional brick-and-mortar retailers to the extent buyers choose to purchase products in a physical establishment as opposed to on our platform. In connection with our payment solution, our direct competitors include international online payments services such as Paypal and Google Checkout, and local online payment services such as DineroMail in Argentina, Chile, Colombia and Mexico, and Pagamento Digital and PagSeguro in Brazil; money remitters such as Western Union. Any or all of these companies could create competitive pressures, which could have a material adverse effect on our business, results of operations and financial condition.
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
We conduct significant operations in Venezuela, offering both our MercadoLibre marketplace and MercadoPago online payments solution, and have 136 employees who work in the country. For the year ended December 31, 2010, our Venezuelan net revenues represented 9.6% of our consolidated net revenues. The political and economic conditions in Venezuela are very unstable, and we cannot predict the impact of any future political and economic events on our business. We cannot predict the economic and regulatory impact of President Chávez’s initiatives, or whether the Venezuelan government will extend nationalization to e-commerce or other businesses that could impact our business and results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our web site or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.

Venezuela has suffered severe electricity shortages that prompted the Venezuelan government to declare an energy emergency. This situation could impact the operation of our automobile classifieds points of sale in Venezuela as well as our Venezuelan users’ ability to access the Internet, either of which could have a material adverse impact on our business.
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
Venezuela had an official exchange rate which was 2.15 “Bolivares Fuertes” per U.S. dollar as of December 31, 2009, and a parallel exchange rate that was 6.05 “Bolivares Fuertes” per US dollar at December 31, 2009. On January 8, 2010, the Venezuelan government announced that the fixed official rate of 2.15 “Bolivares Fuertes” per US would be changed to a dual system that included a rate of 2.6 “Bolivares Fuertes” per US dollar for food and heavy machine importers and a rate of 4.3 “Bolivares Fuertes” per US dollar for all others.
In 2009, we requested U.S. dollars at the official exchange rate for the first time for dividend distributions, through a process that included obtaining approval from the Venezuelan Commission of Foreign Exchange Administration (“CADIVI”). We cannot predict if we will obtain approval of the CADIVI to distribute dividends using the official Venezuelan exchange rate, and the future impact in our financial condition. Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affected the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated using the parallel exchange rate.
Until May 13, 2010, the only way by which US dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through CADIVI. Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities used the “parallel” market to exchange currency because, as it was already mentioned, CADIVI used not to approve in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy US dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.
However, on May 14th, 2010, the Venezuelan government enacted reforms to its exchange regulations and closed down the parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Venezuelan Central Bank (BCV) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.
Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the BCV as the only institution through which foreign currency-denominated transactions can be brokered. Under the new system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy U.S. dollar—denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.
As a consequence of this new system, commencing on June 9, 2010, we transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 “Bolivares Fuertes” per U.S. dollar as of June 9, 2010.
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

In addition, due to unstable political and economic conditions in Venezuela, the official and parallel exchange rates could continue to devaluate significantly. Strong devaluations or changes in accounting rules could impact our results materially and we may have to recognize losses in the future.
For accounting purposes, Venezuela was designated as a highly inflationary economy beginning January 1, 2010 because the three-year cumulative blended inflation rate exceeded 100%. For this reason, as from that date, we are required to account for the operations of our Venezuelan subsidiaries using the functional currency of MercadoLibre, Inc., which is the U.S. dollar, rather than the “Bolivar Fuerte” as the functional currency. As a consequence, we may experience a decrease in terms of U.S. dollars of our Venezuela revenues and expenses, which would have an adverse impact on our reported results of operations in U.S. dollars.
The devaluation of the Venezuelan currency, the highly inflationary status and the government price control could have a material adverse effect on the country’s economy and adversely affect our business, financial condition and results of operations.
We face the risk of political and economic crisis, instability, terrorism, civil strife, expropriation and other risks of doing business in emerging markets.
We conduct our operations in emerging market countries in Latin America. Economic and political developments in these countries, including future economic changes or crisis (such as inflation, currency devaluation or recession), government deadlock, political instability, terrorism, civil strife, changes in laws and regulations, expropriation or nationalization of property, and exchange controls could impact our operations or the market value of our common stock and have a material adverse effect on our business, financial condition and results of operations.
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
Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Currently, as a consequence of adverse economic conditions in global markets and diminishing commodity prices, many of the economies of Latin American countries have slowed their rates of growth, and some have entered mild recessions. The duration and severity of this slowdown is hard to predict and could adversely affect our business, financial condition, and results of operations. Additionally, certain countries have experienced severe economic crises, which may still have future effects. For example, in 2001 Argentina defaulted on its sovereign debt due to severe economic turmoil. In the first half of 2005, Argentina restructured part of this sovereign debt. Certain creditors did not agree to the restructuring. Argentina’s past default and its failure to restructure completely its remaining sovereign debt and fully negotiate with the holdout creditors may prevent Argentina from obtaining favorable terms or interest rates when accessing the international capital markets. Litigation initiated by holdout creditors or other parties may result in material judgments against the Argentine government and could result in attachments of or injunctions relating to assets of Argentina that the government intended for other uses. As a result, the government may not have the financial resources necessary to implement reforms and foster growth, which could have a material adverse effect on the country’s economy.

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
The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 95.3% of our revenues for 2008, 94.0% for 2009 and 93.5% for 2010, have experienced volatility in the past, particularly against the U.S. dollar. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account or are expected to account for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to very high inflation initially, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of the public accounts and balance of payments of the countries where we operate, as well as to a lower economic growth related to exports.
We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. Currently, Venezuela has exchange control regulations in place that restrict our ability to convert local currency into U.S. dollars. In addition, in May 2010, the Venezuelan government imposed additional foreign exchange controls under a newly implemented regulatory system controlled by the Central Bank of Venezuela. Among other things, the new exchange rate system prohibits trading of foreign currencies through parallel market transactions, sets a standard exchange rate, imposes volume restrictions on a Venezuelan entity’s ability to purchase U.S. dollar-denominated securities and imposes strict criminal and economic sanctions on the use of methods other than those officially designated for the exchange of Venezuelan currency with other currencies. These new regulations will limit our Venezuelan subsidiaries’ access to U.S. dollars. In addition, if current volume restrictions on foreign exchange imposed by the government worsen significantly or new regulations are implemented which impact our ability to settle transactions at either the official rates or SITME rate, we could be required to deconsolidate our Venezuelan operations for accounting purposes, which would reduce our consolidated net revenues, consolidated income from operations and other income statement lines, except for net income and earning per share.

Our reporting currency is the U.S. dollar but our revenues are paid in foreign currencies. Therefore, if the U.S. dollar strengthens relative to these foreign currencies (i.e. the foreign currencies devaluate against the U.S. dollar), the economic value of our revenues in U.S. dollar terms will decline.
We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina, Mexico and Venezuela, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against foreign currencies. For the year ended December 31, 2010, 56.7% of our revenues were denominated in Brazilian Reais, 18.4% in Argentine “Pesos”, 9.6% in Venezuelan “Bolivares Fuertes”, and 8.8% in Mexican “Pesos”. The foreign currency exchange rates for the full year 2010 relative to 2009 resulted in lower net revenues of approximately $10.2 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $4.8 million. The foreign currency exchange rates for the full year 2009 relative to 2008 resulted in lower net revenues of approximately $22.5 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $15.5 million. The abovementioned foreign currency exchange rate effect includes the Venezuelan translation effect discussed in Item 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical accounting policies and estimates — Foreign Currency Translation”. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive, and in addition it is very difficult to perfectly predict or completely eliminate the effects of this exposure.
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
The market value of securities of companies such as ourselves, may be, to varying degrees, affected by economic and market conditions in other global markets. Although economic conditions vary from country to country, investors’ perceptions of the events occurring in one country may substantially affect capital flows into and securities from issuers in other countries, including Latin American countries. Various Latin American economies have been adversely impacted by the political and economic events that occurred in several emerging economies in recent times, including Mexico in 1994, the collapse of several Asian economies between 1997 and 1998, the economic crisis in Russia in 1998, the Brazilian devaluations in January of 1999 and in 2002, the Argentine crisis of 2001 and the market decline after September 11, 2001. Furthermore, Latin American economies may be affected by events in developed economies which are trading partners or that impact the global economy.
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
Further, the stock markets in general, and the Nasdaq Global Market and the market for Internet-related and technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. We cannot assure you that trading prices and valuations will be sustained. These broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions in the countries where we operate, such as recession or currency exchange rate fluctuations, may also adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, that company is often subject to securities class-action litigation. This kind of litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial condition. In addition, the market price of our common stock may fluctuate in connection with the declaration and payment of quarterly or special dividends on our common stock.
We continue to be significantly influenced by a group of stockholders that control a significant percentage of our common shares and the value of our common stock could be negatively affected by any significant disposition of our shares by any of these stockholders.
Certain stockholders own a significant percentage of our common stock. As of December 31, 2010, eBay owned approximately 8.1 million shares of our common stock (which represents 18.4% of our outstanding common stock as of December 31, 2010). Certain members and certain entities affiliated with members of our management also hold a significant percentage of our common stock. Investment entities affiliated with General Atlantic LLC, collectively, General Atlantic, beneficially own approximately 1.3 million shares of our common stock, as of December 31, 2010 (which represents 2.9% of our outstanding common stock as of December 31, 2010).These stockholders retain the power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders. The interests of these stockholders may conflict with, or differ from, the interests of other holders of our common shares. For example, these stockholders could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock, sell revenue-generating assets or inhibit change of control transactions that benefit other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a substantial number of shares of our common stock, they will significantly influence all our corporate decisions and together with other stockholders may be able to effect or inhibit changes in control of our company.
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
Certain stockholders or entities controlled by them or their permitted transferees beneficially own shares of our common stock that have not been registered for resale with the SEC. The holders of these restricted shares may sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the SEC. Holders of restricted stock will also have the right to cause us to register the resale of shares of common stock beneficially owned by them.
Each of General Atlantic and Tiger agreed that, in respect of the shares each purchased in our initial public offering, neither of them would, without our prior written consent, transfer or dispose of directly or indirectly, any of its shares of our common stock or securities convertible into or exchangeable into or exercisable for our shares, for a period of 18 months following the closing of our initial public offering that closed in August 2007. These agreements expired on January 31, 2009 and, accordingly, there are no further contractual restrictions precluding General Atlantic and Tiger from selling the shares purchased in our initial public offering. If any of these stockholders, the affiliated entities controlled by them or their respective permitted transferees holding a significant amount of our restricted common stock were to sell a large number of their restricted or registered shares, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.
In the future, we may issue securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.
Our stockholders may not receive dividends or dividends may not grow over time.
Recently, for the first time in the history of our company, our board of directors declared a dividend on shares of our common stock and announced its intention to pay regular quarterly dividends on shares of our common stock in the future. However, we have not established a minimum dividend payment level and our ability to pay dividends in the future may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our board of directors and will depend on our earnings, our financial condition and other factors as our board of directors may deem relevant from time to time. Our board is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to grow our dividends over time.

Requirements associated with being a public company require significant company resources and management attention.
In connection with our initial public offering, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the other rules and regulations of the SEC and the Nasdaq Global Market. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. If we have a material weakness or significant deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. As a result, our stockholders could lose confidence in our financial reporting, which could harm the trading price of our stock. In addition, in connection with our initial public offering in August 2007, we became subject to the rules of the Nasdaq Global Market. Our compliance with these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.
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
Our principal administrative, marketing and product development facilities are located in our offices in Bogotá, Colombia; Buenos Aires, Argentina; Santana do Parnaíba, Brazil; Caracas, Venezuela; Mexico City, Mexico and Zona America, Uruguay. Currently, all of our offices are occupied under lease agreements, except for our Argentine offices. The leases for our facilities provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. The following table shows the location of our offices and centers, and the expiration date of the leases under which they operate.

			Approximate
City and			Square		Lease
Country	Facility	Address	Meters		Expiration Date
Bogotá, Colombia	Colombia operation	Calle 93 B # 17-25 Ofc.406, Bogotá, Colombia	155	[1]	April 2011

Bogotá, Colombia	TuCarro Colombia operation	Calle 93 B # 17-25 Ofc.210 and 211, Bogotá, Colombia	132		April 2011

Bogotá, Colombia	Colombia operation	Transversal 23 Nº 97-73 Ofc. 405, piso 4	621.75	[1]	January 2014

Buenos Aires, Argentina	Corporate headquarters, Argentina operation & Customer service center	Tronador 4890—8th floor, Buenos Aires, 1430—Argentina	910.78	[1]	March 2011

Buenos Aires, Argentina	Customer service center	Av. Costanera Rafael Obligado y Geronimo Salguero, Buenos Aires, Argentina	1,842	[1]	January 2012

Caracas, Venezuela	Venezuela operation	Piso 7° Edificio Torre Country, Francisco de Miranda, Urbanización El Rosal, Municipio de Chacao, Estado de Miranda	436	[2]	April 2011

Lithia Springs, Georgia, U.S.A.	SAVVIS Data Center	375 Riverside Parkway Lithia Springs, Georgia 30122,	3.0		August 2011

Mexico City, Mexico	Mexico operation	Ibsen 43-101, 102, 301 and 304, Colonia Polanco, Miguel Hidalgo, Código Postal 11650, Mexico D.F. Mexico	425	[2]	March 2011

Mexico City, Mexico	Mexico operation	Félix Cuevas No. 6 Int. 501 Col. Tlacoquemecatl del Valle, Delegación Benito Juarez, CP 03200 Mexico DF., Mexico	562.02	[1]	May 2016

Sterling, Virginia, U.S.A.	SAVVIS Data Center	45901 Nokes Blvd. Sterling, Virginia 20166	145.97		August 2011

San Luis, Argentina	Technology Development center	Av. Universitaria s/n, Ciudad de la Punta, San Luis, Argentina	207	[2]	No End Date

Santana do Parnaíba, Brazil	Brazilian Subsidiary main office — Customer service center	Avenida Marte, 489 — Andar Térreo, 1°, 2° andar — Partes A e B Cep 06541-005 — Santana de Parnaíba, São Paulo, Brazil	4090,18	[1]	July 2014

Zona America, Uruguay	Uruguay Staff	Ruta 8, km 17.5 Edificio 200, local 208-07 Zona America, Uruguay	37	[2]	December 2011

Sterling, Virginia, U.S.A.	SAVVIS Data Center	21110 Ridgetop Circle Sterling, Virginia	26.75		August 2011

[1]	This surface includes the area of the office leased and parking spaces.

[2]	This surface corresponds to the area of the office leased. It does not include any parking spaces.

[3]	This surface corresponds to the area of the office leased. The lease agreement also grants lessee the right to use 21 parking spaces.
All of our properties are leased, except for our Argentine offices. We do not own any properties, except for our Argentine offices. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

On June 19, 2008, our Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires. On February 14th, 2011, we moved our headquarters and Argentine offices to that office building. It is located in Arias 3751, 5th to 9th floors, City of Buenos Aires, Argentina. Our offices have 5,340 square meters divided into 5 floors and 70 parking spaces.

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
As of December 31, 2010, our total reserves for proceeding-related contingencies were approximately $1.5 million to cover legal actions against the Company where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.
As of December 31, 2010, there were 321 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of December 31, 2010, there were more than 1,408 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for those proceedings which we have considered that a loss is probable.
Litigation
On November 5, 2003, Editora COC Empreendimentos Culturais Ltda., or Editora COC, sued the Company’s Brazilian subsidiary in the 3rd Civil Court of the County of Bauru, State of São Paulo, Brazil. Editora COC alleged that the Brazilian subsidiary and an identified user were both infringing Editora COC’s trademarks as a result of the user’s selling allegedly pirated copies of Editora’s COC CD-ROMs through the Brazilian page of the website, based on Brazilian Industrial Property Law (Law 9,279/96) and the Brazilian Copyright Law (Law 9,610/98). Editora COC sought an order for the search and seizure of products held by the user and enjoining the sale of Editora COC-branded products on MercadoLibre’s platform. An injunction was granted to prohibit the offer of Editora COC’s products on the Company’s platform. On September 8, 2005, the court ruled against the Company and held that it had to pay $3,000 and its co-defendant had to pay $900 in moral damages, plus an amount of material damages to be defined at judgment execution, plus attorneys’ fees in the amount of 10% of the total damages paid by each defendant. On January 13, 2006 the Company appealed the ruling to the relevant court of appeals. On November, 18, 2010, the appeal was denied by the court of appeals. On December 3, 2010 the Company appealed to Superior Court of Appeals, which appeal is still pending.

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When the Company is officially notified of the amount of the fine, it intends to present a new appeal against the application of the fine. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. Both appeals are still pending.
On April 6, 2006, Fallms Distribuicão de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued the Company’s Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that the Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of MercadoLibre’s website and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on the platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies in the Company’s website. In July, 2007, the judge revoked the preliminary injunction. On the same date, the judge decided that (i) the Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs have appealed the decision dismissing the case, which appeal is still pending.
On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued the Company’s Brazilian subsidiary in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on the Company’s platform, and as such the Brazilian subsidiary is infringing her intellectual and property rights. Xuxa seeks an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers of copies of this CD and movie was granted to Xuxa. The Company presented its defense and appealed the injunction, which appeal is still pending. A decision of the lower court judge is still pending. The court’s ruling is still pending.
On June 11, 2007, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., or Praetorium, sued the Brazilian subsidiary in the Fourth Civil Court of the County of Belo Horizonte, State of Minas Gerais, Brazil. Praetorium alleged that the Brazilian subsidiary was infringing Praetorium’s copyrights as a result of users selling allegedly counterfeit copies of Praetorium’s courses through the Brazilian page of the website. Praetorium seeks an injunction, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers containing the name of Praetorium was granted to Praetorium in July 2007. In addition to the preliminary injunction, a fine of approximately $5,300 per day of noncompliance was imposed up to a maximum of approximately $131,000 and a fine of approximately $530 was also imposed for each new product posted after July 13, 2007 containing the name of Praetorium and listed in the Brazilian page of MercadoLibre’s website. The Company has appealed the decision granting the preliminary injunction, which appeal is still pending.
On August 23, 2007, Serasa S.A., or Serasa, sued the Company’s Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that the Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering the Brazilian subsidiary (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) to prohibit on the website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, the Brazilian subsidiary presented the information requested. The Company appealed the preliminary injunction to the State Court of São Paulo and presented the defense on January 7, 2008. Serasa replied to MercadoLibre’s appeal on January 30, 2008. On March 26, 2008, the Company was summoned with a petition presented by Serasa alleging non-compliance with the injunction. The Company presented its response on March 31, 2008, arguing that it is in full compliance with the injunction. On August 26, 2008 the State Court of São Paulo lifted the prohibition to allow in the Brazilian website any content related to Serasa as established in the injunction but it was not appealed by the plaintiff. On June 5, 2009 the judge declared that the Brazilian subsidiary shall not be held liable for the content posted by its users. Nonetheless, the sentence ordered the Brazilian subsidiary to remove certain contents related to the plaintiff. Serasa filed a motion for clarification of that decision, which was rejected by the Judge. In July 2009, Serasa presented an appeal to the higher court. In August 2009 the Brazilian subsidiary presented the response to the appeal. The court’s ruling is still pending.

On November 23, 2007 Botelho Indústria e Distribuição Cinematográfica Ltda., or Botelho, sued the Company’s Brazilian subsidiary in the Third Civil Court of the City of Rio de Janeiro, State of Rio de Janeiro, Brazil. Botelho alleged that the Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses through the Brazilian website. Botelho seeks an injunction, fines, and compensatory and statutory damages, which was not yet analyzed by the judge. In February, 2008, the Company presented arguments to give the judge support and background to analyze the requested injunction. The Company presented its defense on March 5, 2008. A conciliation and settlement hearing was held on September 29, 2008, but no settlement was reached. A decision of the lower court judge is still pending.
On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, or Iglesia Mesianica, filed suit against the Company’s Argentine subsidiary, MercadoLibre S.A., in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. Iglesia Mesianica alleged in the complaint that the Argentine subsidiary should be held liable as a result of users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of the Company’s website. Iglesia Mesianica seeks monetary damages in the amount of approximately $95,000. The Company presented its defense in May 2008 and also filed a preliminary objection arguing the lack of jurisdiction of the Civil Court and requested that the case should be heard by a Federal Court instead. Iglesia Mesianica responded to the preliminary objection and the court rejected it in September 2010. In November 2010 Iglesia Mesianica requested the court to begin with the evidence stage, but the court ruled that Iglesia Mesianica should comply with pending procedural issues before moving forward with the case. As of the date of this report, according to the opinion of external legal counsel of the Company the risk of loss of this case is remote.
On February 22, 2008, Nike International Ltd., or Nike, requested a preliminary injunction against the Company’s Argentine subsidiary DeRemate.com de Argentina S.A. in the Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike alleged that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted in February 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. The Company appealed the decision. In November, 2008 the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow on the website of this subsidiary any listing related to Nike branded products subject to our requesting certain personal information from users listing those items. On March 25, 2008 Nike sued the Argentine subsidiary DeRemate.com de Argentina S.A. in the same venue, for the same reasons argued in the request preliminary injunction. The Company presented its defense on September 11, 2009. The court’s ruling is still pending. As of the date of this report, according to the opinion of external legal counsel of the Company the risk of loss in this case is remote.
On July 25, 2008, Nike International Ltd. or Nike requested a preliminary injunction against the Argentine subsidiary in the First Civil and Commercial Federal Court, Argentina. The Company was officially notified on August 14, 2008. Nike requested the injunction alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the Argentine page of MercadoLibre’s website. A preliminary injunction was granted on August 11, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. The Company appealed the decision on August 22, 2008. On March 23, 2009 the Federal Court of Appeals on Civil and Commercial Matters, lifted the prohibition to allow in the Argentine website any listing related to Nike branded products subject to our requesting certain personal information from users willing to list those items. On May 22, 2009, the Company was summoned about a lawsuit file by Nike against the Argentine subsidiary in the same venue, for the same reasons argued in the request preliminary injunction. On May 27, 2009 the Company presented a preliminary objection requesting that Nike deposit as a security bond for costs. The court established that a bond for costs of approximately $3,500 should be deposited by Nike and both parties appealed this amount which was confirmed by the same Federal Court of Appeals. The Company presented its defense on April 21, 2010. As of the date of this report, according to the opinion of external legal counsel of the Company the risk of loss in this case is remote.
On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued MercadoLivre.com Atividades de Internet Ltda., a Brazilian subsidiary, in the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiary was infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Company’s website. Citizen sought an order enjoining the sale of Citizen-branded watches on the MercadoLibre marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiary was summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000. On September 26, 2010, the Company presented its defense and appealed the decision of the injunction on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. The court’s ruling is still pending.

State of São Paulo Fraud Claim
On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On June 26, 2009, the Judge of the first instance court ruled in favor of the State of São Paulo prosecutor, declaring that the Brazilian subsidiary shall be held joint and severally liable for frauds committed by sellers and damages suffered by buyers when using the website, and ordering us to remove from the Terms of Service of the Brazilian website any provision limiting the Company’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court. On September 29, 2009 the Company presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December, 1, 2009. The decision on the appeal is still pending.
City of São Paulo Tax Claim
On September 13, 2007, the Company paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to the Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. The Company had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million according to the exchange rate at that moment. In January 2005, the Brazilian subsidiary had moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction, therefore the Company believes it has strong defenses to the claims of the São Paulo authorities with respect to this period. As of the date of this report, the Company believes the risk of loss for this period is remote, and as a result, have not reserved provisions for this claim. On August 31, 2007, the Company presented administrative defenses against the authorities’ claim; however, their response is still pending. On September, 12, 2009 the tax authorities ruled against the Brazilian subsidiary. On October 13, 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On January 19, 2011, São Paulo Municipal Council of Taxes ruled our appeal and reduced the fine to approximately $4.7million. The Company will appeal this decision.
Intellectual Property Claims
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

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity
Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2010, the closing price of our common stock was $66.645 per share. As of February 17, 2011, we had approximately 26 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for our common stock on the Nasdaq Global Market and the cash distributions declared per share:

	Closing stock price
	High	Low
2009:
1st quarter	$19.61	$12.47
2nd quarter	$28.94	$18.53
3rd quarter	$38.93	$23.22
4th quarter	$54.45	$35.60
2010:
1st quarter	$51.88	$36.37
2nd quarter	$60.75	$44.79
3rd quarter	$75.14	$52.13
4th quarter	$72.48	$58.00

Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us during the three-month period ending December 31, 2010.
Dividend Policy
In February 2011, our board of directors declared our first quarterly cash dividend in our history of $3.5 million on our outstanding shares of common stock. The dividend is payable on April 15, 2011 to stockholders of record as of the close of business on March 31, 2011. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our board of directors, including the applicable requirements of the Delaware General Corporation Law.
Equity Compensation Plan Information
Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2010 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”
Performance Graph
The graph below shows the total stockholder return of an investment of $100 on August 10, 2007 (the first day of trading of our common stock on the Nasdaq Stock Exchange) through December 31, 2010 for (i) our common stock (ii) The Nasdaq Composite Index (iii) The S&P 500 Index and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance show in the graph below is not indicative of future stock price performance.

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
Issuer Purchases of Equity Securities
We did not repurchase any shares of common stock during the fourth quarter of 2010. On November 14, 2008, we announced that our board of directors approved a share repurchase plan authorizing us to repurchase, from available capital, up to $20 million of our outstanding common stock from time to time through November 13, 2009. The timing and amount of any share repurchase under the share repurchase plan was determined by our management based on market conditions and other considerations, and repurchases were effected in the open market, through derivative, accelerated repurchase and other privately negotiated transactions and through plans designed to comply with Rules 10b-18 or 10b5-1(c) under the Exchange Act. The share repurchase plan did not require us to acquire any specific number of shares and may be temporarily or permanently suspended or discontinued by us at any time.
To enhance our share repurchase plan, during the year ended December 31, 2009, we sold equity put options. We did not sell put options during the year ended December 31, 2010. These put options entitled the holders to sell shares of our common stock to us on certain dates at specified prices. None of the put options sold has been exercised and there were no options outstanding as of December 31, 2010.
The term of the stock repurchase plan expired on November 13, 2009.

ITEM 6.	SELECTED FINANCIAL DATA
The following summary financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this report.

	Year ended December 31,
(in millions)	2006	2007	2008 (3)	2009	2010
Statement of income data:

Net revenues	$52.1	$85.1	$137.0	$172.8	$216.7
Cost of net revenues	(12.1)	(18.3)	(27.5)	(36.0)	(46.5)

Gross profit	40	66.9	109.5	136.9	170.2

Operating expenses:
Product and technology development	(3.1)	(4.4)	(7.3)	(12.1)	(15.9)
Sales and marketing	(23.4)	(27.6)	(40.0)	(42.9)	(48.9)
General and administrative	(8.2)	(13.2)	(22.8)	(25.8)	(30.8)
Compensation cost related to acquisitions	—	—	(1.9)	—	—

Total operating expenses	(34.6)	(45.2)	(72.0)	(80.9)	(95.6)

Income from operations	5.4	21.7	37.5	56.0	74.6

Other income (expenses):
Interest income and other financial gains	0.5	1.6	1.8	2.7	4.9
Interest expense and other financial charges	(1.7)	(2.7)	(8.4)	(13.4)	(7.6)
Foreign currency loss	(0.4)	(3.1)	(1.5)	(2.7)	(0.1)
Other income (expenses), net	(1.5)	(3.0)	0.1	—	—

Net income before income and asset tax and cumulative effect of change in accounting principle	2.3	14.4	29.4	42.7	71.9
Income and asset tax (expense) benefit	(1.2)	(4.7)	(10.6)	(9.5)	(15.8)

Net income before cumulative effect of change in accounting principle and gain from discontinued operations	1.1	9.7	18.8	33.2	56.0
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income	1.1	9.7	18.8	33.2	56.0
Accretion of preferred stock	(0.5)	(0.3)	—	—	—

Net income available to common stockholders	$0.6	$9.4	$18.8	$33.2	$56.0

The table above may not total due to rounding.

	At December 31,
(in millions)	2006	2007	2008 (3)	2009	2010
Balance sheet data:
Total assets	$53.8	$134.5	$156.7	$182.6	$269.7
Long term debt	9.0	—	3.1	—	0.2
Total liabilities	30.5	42.8	63.3	68.4	98.0
Net assets	23.3	91.7	93.4	114.2	171.7
Mandatorily redeemable convertible preferred stock	64.1	—	—	—	—
Common stock	0.1	0.1	0.1	0.1	0.1
Stockholders’ equity (deficit)	$(40.7)	$91.7	93.4	114.2	171.7

	Year Ended December 31,
	2006	2007		2008	2009	2010
Earnings per share data:
Basic net income available to common stockholders per common share	$0.01	$0.22		$0.43	$0.75	$1.27
Diluted net income per common share	$—	$0.22		$0.42	$0.75	$1.27
Weighted average shares (2):
Basic	13,149,139	25,149,405	(1)	44,239,443	44,086,892	44,124,018
Diluted	—	25,478,336		44,348,950	44,144,368	44,146,858

(1)	Includes the effect of the issuance of 3,000,000 shares of our common stock in connection with our initial public offering in August 2007.

(2)	Shares outstanding at December 31, 2010 were 44,131,376.

(3)	Includes the acquisition of DeRemate.com. See note 6 to our consolidated financial statements.

	Year ended December 31,
(in millions)	2006	2007	2008	2009	2010
Other data:

Number of confirmed registered users at end of period (1)	18.2	24.9	33.7	42.6	52.9
Number of confirmed new registered users during period (2)	6.0	6.7	8.8	8.9	10.3
Gross merchandise volume (3)	$1,075.1	$1,511.5	$2,078.9	$2,750.7	$3,405.9
Number of successful items sold (4)	13.8	17.5	21.1	29.5	39.2
Total payment volume (5)	$89.0	$158.0	$255.9	$382.5	$697.5
Total payment transactions (6)	—	1.3	1.9	3.1	6.7
Capital expenditures	$2.4	$3.1	$5.0	$4.8	$13.6
Depreciation and amortization	$2.0	$2.3	$3.3	$3.9	$4.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre marketplace and confirmed their registration.

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
The discussion and analysis of our financial condition and results of operations has been organized to present the following:
•	a brief overview of our company;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of our principal trends and results of operations for the years ended December 31, 2008, 2009, and 2010;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.
Overview
MercadoLibre, Inc. (together with its subsidiaries, “us”, “we”, “our” or the “company” or “MercadoLibre”) hosts the largest online commerce platform in Latin America focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms for buying, selling, paying, collecting, generating leads and comparing via e-commerce transactions in an effective and efficient manner.
Through our online commerce platform, we provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community in Latin America, a region with a population of over 550 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.
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

As a further enhancement to the MercadoLibre Marketplace, in 2009 we launched our MercadoClics program to allow businesses to promote their products and services on the Internet. Through MercadoClics users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform through which it will acquire traffic. Advertisers purchase, on a cost per clicks basis, advertising space that appear alongside product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and off platform to the advertisers destination of choice.
During 2010, we launched the MercadoShops on-line stores solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their stores.
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
In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of automobiles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. On the acquisition date, we paid $19 million subject to certain escrows and working capital adjustment clauses. On June 27, 2008, the Company released to the former CMG shareholders $1.9 millions in full satisfaction of the management escrow. On January 22, 2009, we released the escrow balance of $1.1 million to the sellers of CMG.
In September 2008, we completed the acquisition of DeRemate.com de Argentina S.A., DeRemate.com Chile S.A., Interactivos y Digitales México S.A. de C.V. and Compañía de Negocios Interactiva de Colombia E.U. for an aggregate purchase price of $37.6 million. We also purchased certain URLs, domains, trademarks, databases and intellectual property rights related to those businesses for $2.4 million. On February 12, 2009, the purchase price allocation period ended and we agreed with the Sellers to a working capital adjustment of $480,912 to be paid by the Sellers to us.
Reporting Segments
Until the end of second quarter of 2010, we had two reportable business segments: marketplace and payments. Starting in the third quarter of 2010, we have redefined our segment reporting and have eliminated the business segmentation between marketplace and payments to reflect changes in our business strategy and organization. Specifically, we are no longer charging buyers a separate fee for using the MercadoPago payments platform for their purchases on the Brazilian and Argentine MercadoLibre marketplace. We are now offering this service for no added cost so as to encourage its adoption. Consequently, payments revenues are now generated exclusively on off-platform or on consumer financing charges, neither of which are material enough as of the year ended December 31, 2010 to justify a stand alone reporting segment.
Given these changes, starting in the third quarter of 2010, our segment reporting is only based on geographic areas, this being the current criteria we are using to evaluate our segment performance. Our geography segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).
In addition, we operate a real estate classifieds platform that covers some areas of Florida in the United States, the operations of which are included in our segment for “other countries”.
During 2010, our gross merchandise volume reached $3,405.9 million and visitors to our web site were able to browse an average of over 7.9 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2010, we had 52.9 million confirmed registered MercadoLibre users. For 2010, we had 3.9 million unique sellers, 11.3 million unique buyers and 39.2 million successful items sold.

For 2010, our net revenues were $216.7 million. Of those $216.7 million in revenues approximately 56.7% were attributable to our Brazilian business, 18.4% to our Argentine business, 9.6% to our Venezuelan business, 8.8% to our Mexican business, and 6.5% to other countries. Although we discuss long-term trends in our business, it is our policy to not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock or permit competitors with short term tactics to grow stronger than us.
Description of line items
Net revenues
We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).
Historically, we have generated revenues from the MercadoLibre Marketplace transacctions from:
•	listing fees;

•	optional feature fees;

•	final value fees; and

•	online advertising fees.
During the third quarter of 2009, we modified our pricing structure by replacing our previous listing fees and optional feature fees with consolidated up-front fees which bundle these features. We now offer three types of up-front fees for three different combinations of placement and features. Up-front fees are charged at the time the listing is uploaded onto our platform and are not subject to successful sale of the items listed. Following this fee structure modification, revenues for the MercadoLibre Marketplace transacctions are now generated by:
•	up front fees;

•	final value fees; and

•	online advertising fees.
As from the third quarter of 2010, we offer payment processing through our MercadoPago solution at no added cost in Brazil and Argentina. This change in pricing implies that for Marketplace transactions we no longer charge our users a specific fee for processing on-platform payments as we did in the past. We do continue, however, to generate payment related revenues, reported within each of our reporting segments, attributable to:
•	commissions charged to sellers for the use of the MercadoPago platform with respect to transactions that occur outside of our Marketplace platform;

•	revenues from a financial charge when a buyer elects to pay in installments through our MercadoPago platform, both on transaction occurs on or off our Marketplace platform.

The following table sets forth the percentage of consolidated net revenues by country for each of 2008, 2009 and 2010:

	Year ended December 31,
(% of total consolidated net revenues)	2008	2009	2010
Brazil	53.8%	53.9%	56.7%
Argentina	14.5	15.5	18.4
Venezuela	16.9	15.8	9.6
Mexico	10.1	8.9	8.8
Other countries	4.7	6.0	6.5
The following table summarizes the changes in net revenues for the years ended December 31, 2008, 2009 and 2010:

	Year Ended		Change from 2009		Year Ended		Change from 2008 to
	December 31,		to 2010 (*)		December 31,		2009 (*)
	2010	2009	in Dollars	in %	2009	2008	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$122.8	$93.1	$29.7	31.9%	$93.1	$73.7	$19.4	26.3%
Argentina	39.9	26.7	13.2	49.2%	$26.7	$19.9	6.8	34.6%
Venezuela	20.9	27.3	(6.4)	-23.6%	$27.3	$23.1	4.2	18.2%
Mexico	19.0	15.3	3.6	23.7%	$15.3	$13.9	1.4	10.2%
Other Countries	14.2	10.4	3.8	36.5%	$10.4	$6.4	4.0	60.8%

Total Net Revenues	$216.7	$172.8	$43.9	25.4%	$172.8	$137.0	$35.8	26.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The table above may not total due to rounding.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2010, 2009 and 2008, no single customer accounted for more than 1.0% of our net revenues in our MercadoLibre Marketplace or our MercadoPago payment solution. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the local currency, except for Venezuela whose functional currency is the US dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into US dollars at the average monthly exchange rate.
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 6.0%, 6.2% and 6.9% of net revenues for 2008, 2009 and 2010, respectively.
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
We carry out the vast majority of our marketing efforts on the Internet. In that context, we enter into agreements with portals, search engines, social networks, ad networks and other sites in order to attract Internet users to the MercadoLibre Marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we allocate a portion of our marketing budget to cable television advertising in order to improve our brand awareness and to complement our online efforts.

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
The following table summarizes the composition of our income/asset taxes for the years ended December 31, 2008, 2009 and 2010.

	Year ended December 31,
(in millions)	2008	2009	2010

Current:
Federal	$—	$—	$—
Foreign	8.1	11.5	22.2

	8.1	11.5	22.2

Deferred:
Federal	—	—	0.4
Foreign	1.6	(2.5)	(6.8)

	1.6	(2.5)	(6.4)

	9.8	9.0	15.8

Asset Tax:
Federal	—	—	—
Foreign	0.8	0.5	0.1

	0.8	0.5	0.1

Income / asset tax expense	$10.6	$9.5	$15.8

Seasonality
The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2010

Net Revenues	$45,937,774	$52,510,331	$55,951,378	$62,316,230
Gross profit	36,044,723	41,098,770	44,500,459	48,521,916
Net Income	9,620,601	11,673,962	18,790,963	15,939,493
Net Income per share-basic	0.22	0.26	0.43	0.36
Net Income per share-diluted	0.22	0.26	0.43	0.36
Weighted average shares
Basic	44,113,595	44,121,087	44,129,762	44,131,376
Diluted	44,149,700	44,145,255	44,151,367	44,151,762

2009

Net Revenues	$32,322,501	$40,901,799	$50,599,276	$49,020,045
Gross profit	25,688,515	32,306,322	40,208,605	38,682,129
Net Income	5,391,176	6,679,779	9,852,268	11,285,570
Net Income per share-basic	0.12	0.15	0.22	0.26
Net Income per share-diluted	0.12	0.15	0.22	0.26
Weighted average shares
Basic	44,069,134	44,074,462	44,088,936	44,108,207
Diluted	44,130,866	44,127,208	44,138,031	44,143,281

2008

Net Revenues	$28,840,730	$34,471,508	$40,260,643	$33,449,739
Gross profit	22,822,449	27,570,005	32,106,781	26,986,812
Net Income	2,067,677	2,947,095	5,875,792	7,921,097
Net Income per share-basic	0.05	0.07	0.13	0.18
Net Income per share-diluted	0.05	0.07	0.13	0.17
Weighted average shares
Basic	44,227,460	44,238,166	44,290,540	44,264,906
Diluted	44,368,011	44,369,317	44,379,682	44,369,635

Seasonal fluctuations in Internet usage and retail seasonality have affected, and are likely to continue to affect, our business. Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season. However, the result of our operations in the fourth quarter of 2008 were impacted by the global economic crisis and, for that reason, our 2008 fourth quarter revenues were lower when measured in US dollars than the third quarter revenues, as a result of local currencies depreciating versus the U.S. dollar during the period. In addition, the result of our operations in the fourth quarter of 2009 were impacted by the change in Venezuelan translation rate as described in Foreign currency translation below, for that reason, our 2009 fourth quarter revenues were lower when measured in U.S. dollars than the third quarter revenues. Our slowest period is typically the first quarter of the year. The months of January, February and March normally correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela for which the slowest months are their summer months of July, August and September.
Critical accounting policies and estimates
The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development, selection and disclosure of these estimates with our audit committee and our board of directors. Actual results may differ from these estimates under different assumptions or conditions.
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

Consequently, in the fourth quarter of 2009, we translated our Venezuelan subsidiaries’ assets, liabilities, income and expense accounts using the parallel exchange rate.
As of the date of this report the Company did not buy dollars at the CADIVI official rate.
In accordance with US GAAP, we have classified our Venezuelan operations as highly inflationary as of January 1, 2010 and have used the US dollar to be the functional currency for purposes of our financial statements. Therefore, no translation effect was accounted for in other comprehensive income during the three- and nine-month periods ended September 30, 2010 related to our Venezuelan operations.
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
The net investment in the Venezuelan subsidiaries, before intercompany eliminations, amounts to $13,715,759 and $8,914,007 as of December 31, 2010 and 2009.
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

Goodwill and certain indefinite life trademarks are reviewed at the end of the year for impairment or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Cash flow projections used are based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The average discount rate used is 18.9% which reflects our real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”) and Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in our market share. If the carrying amount of the reporting unit exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods and management’s assessment of each reporting unit’s fair value materially exceeds its carrying value. As of December 31, 2010, there is no goodwill at reporting unit level that is at risk of failing step one of the impairment test.
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
Allowance for doubtful accounts and chargebacks
We are exposed to losses due to uncollectible accounts and credits to sellers. Provisions for these items represent our estimate of future losses based on our historical experience. Our allowance for doubtful accounts and chargebacks amounted to $8.7 million at December 31, 2008, $3.8 million at December 31, 2009 and $11.7 million at December 31, 2010. The decrease in the 2009 allowance for doubtful accounts was due to change in our write-off policy. Until 2008, we write off accounts receivable with an aging of 366 days or more, whereas, since 2009 we have written off accounts receivable with an aging of 181 days or more. The allowance for doubtful accounts is recorded as a charge to sales and marketing expenses. The increase in the 2010 allowance for doubtful accounts mainly relates to an increase in our net revenues. In addition during 2010 we changed our billing cycle period. In 2009 we billed to customers several times per month and in 2010 we billed to customers once a month.
The following table illustrates our bad debt charges as a percentage of net revenues for 2008, 2009 and 2010:

	Year ended December 31,
(in millions, except percentages)	2008	2009	2010

Net revenues	$137.0	$172.8	$216.7
Bad debt charges	8.7	10.0	14.9
Bad debt charges as a percentage of net revenues	6.3%	5.8%	6.9%
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
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Business—Legal Proceedings,” and in Note 15 to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these results could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2010, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.
The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2010 and 2009:

	Year Ended		Year Ended
	December 31,		December 31,
Deferred tax assets	2010	in % (*)	2009	in % (*)
	(in millions, except percentages)		(in millions, except percentages)

2005 DeRemate.com acquisition	5.9	28.6%	5.5	28.4%
Brazilian operations	5.3	25.6%	4.7	24.5%
Foreign tax credits & others domestic deferred tax assets	2.8	13.3%	3.1	16.0%
Operations in others countries	1.2	6.0%	1.1	6.0%
2008 DeRemate.com acquisition	0.6	2.9%	1.0	5.5%
Mexican operations	1.2	5.7%	0.9	4.7%
Venezuelan operations	1.1	5.4%	0.9	4.6%
Argentine operations	2.6	12.6%	2.0	10.2%

Total	20.7	100%	19.2	100%

(*) Percentages have been calculated using the whole figures, instead on rounding figures.
The table above may not total due to rounding.
At December 31, 2010, our deferred tax assets are comprised mainly of loss carryforwards and foreign tax credits representing 44.5% and 11.8%, respectively of the total deferred tax assets. At December 31, 2009, our deferred tax assets are comprised mainly of loss carryforwards and foreign tax credits representing 54.9% and 15.0%, respectively of the total deferred tax assets.

The following table summarizes the composition of our loss carry forward for the years ended December 31, 2010 and 2009:

	Year Ended		Year Ended
	December 31,		December 31,
Loss carryforwards	2010	in % (*)	2009	in % (*)
	(in millions, except percentages)		(in millions, except percentages)

2005 DeRemate.com acquisition	3.9	42.7%	5.0	47.1%
Brazilian operations	3.0	32.7%	3.0	28.2%
2008 DeRemate.com acquisition	0.5	5.8%	1.0	9.4%
Mexican operations	0.9	10.3%	0.6	5.9%
Domestic loss carry forwards	0.1	1.1%	0.1	0.5%
Chilean operations	0.7	7.1%	0.5	5.2%
Operations in others countries	0.1	0.4%	0.4	3.8%

Total	9.2	100%	10.5	100%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
The table above may not total due to rounding.
We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance.
At December 31, 2010 and 2009, our valuation allowance amounted to $4.8 million and $9.3 million, respectively.
The following table summarizes the composition of our valuation allowance for the years ended December 31, 2010 and 2009:

	Year Ended		Year Ended
	December 31,		December 31,
Valuation Allowance	2010	in % (*)	2009	in % (*)
	(in millions, except percentages)		(in millions, except percentages)

2005 DeRemate.com acquisition	0.1	1.8%	4.6	49.9%
Brazilian operations	2.1	42.6%	2.0	21.4%
2008 DeRemate.com acquisition	0.6	12.4%	1.0	11.3%
Operations in others countries	2.1	43.2%	1.6	17.4%
United States	0.0	0.0%	0.0	0.1%

Total	4.8	100%	9.3	100%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.
The table above may not total due to rounding.
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
During the year ended December 31, 2010 and 2009, the Company has reversed $4,648,574 and $4,055,323, respectively related to certain foreign and domestic valuation allowances based on the assessment that it is more likely than not that the deferred tax asset will be realized.
As of December 31, 2010 there are $45.6 million of non-U.S. subsidiaries’ undistributed earnings. We have not considered some of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2010 for U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in our international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table sets forth the blended tax rates for 2008, 2009 and 2010:

	Year ended December 31,
(in millions, except percentages)	2008	2009	2010

Income and asset tax expense	$(10.6)	$(9.5)	$(15.8)

As a percentage of income before income and asset tax	(36.1)%	(22.3)%	(22.0)%

Our effective tax rates for the years ended December 31, 2010 and 2009 are 30.8% and 26.9%, respectively. Historically, these provisions have adequately provided for our actual income tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles.
Stock-based compensation
During 2008 and 2009, we granted our outside directors restricted shares of our common stock (“Restricted Shares”) as part of their compensation, as described in the following table:

Number of
restricted
Grant date	Shares
January 24, 2008	600
June 9, 2008	1,348
June 10, 2009	2,305
June 10, 2009	8,350
During the year ended December 31, 2010, we did not grant any restricted share of our common stock.
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
For the first and second year of board service following the date each outside director received his initial grant, he or she is entitled to receive a grant of additional Restricted Shares having a value equal to $30,000 and $40,000, respectively. Beginning in 2009, Restricted Shares issuable to the directors during the relevant year were issued on the date of our annual stockholder’s meeting. Restricted shares were valued at the closing sale price of our common stock on the day preceding the annual meeting. As a result of moving the grant dates, other than the initial grants to directors in January and June 2008, we did not issue any Restricted Shares to any of the outside directors in 2008 and, accordingly, made catch up Restricted Share grants on the date of the 2009 stockholder’s annual meeting.
In accordance with SFAS 123(R) these Restricted Share awards are measured at the grant-date fair value of our shares as if these shares were vested and issued on the grant date. Based on the fair value of our shares at the grant date, total compensation cost for the 3,948 restricted shares awarded during 2007 and 2008 amounted to $149,470. For the years ended December 31, 2010, 2009 and 2008, we recognized $nil, $27,944 and $105,560 of compensation expense related to these awards, respectively, which are included in operating expenses in the accompanying consolidated statements of income. As of December 31, 2010, the Restricted Shares issued in 2007 and 2008 are fully vested and no longer subject to forfeiture.
The additional grants of shares for fixed amounts of $30,000 and $40,000 were classified as liabilities in the accompanying consolidated balance sheet up to June 10, 2009, the issuance date. On June 10, 2009, the Company issued 2,305 and 8,350 shares related to the abovementioned additional Restricted Shares for the first and second year of board service following the date each outside director received their initial grant, respectively. The 8,350 shares related to the second year vested on June 10, 2010. Non-vested shares awarded to employees are measured at their fair market value by the grant-date price of our shares. As from the issuance date, the outstanding liabilities amounting to $171,099 as well as all future compensation cost is classified as equity. For the years ended December 31, 2010, 2009 and 2008, we recognized $37,696, $85,689 and $115,566, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

To date, all Restricted Shares have been granted pursuant to our Amended and Restated 1999 Stock Option and Restricted Stock Plan.
In addition, on August 8, 2008, our Board of Directors approved a four year employee retention program (the “2008 LTRP”) payable 50% in cash and 50% in shares subject to certain performance conditions which were satsified. Subject to an employee’s continued employment as of the applicable payment date, the vesting schedule for awards under the 2008 LTRP is as follows:
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

The total compensation cost of the 2008 LTRP amounts to approximately $1.6 million, including cash and shares. The 21,591 shares to be issued in the four years of the plan were valued at the grant-date fair market value of $36.8 per share. For the year ended December 31, 2010, the related accrued compensation expense was $0.2 million corresponding $0.1 million to the share portion of the award credited to Additional Paid-in Capital and $0.1 million to the cash portion included in the Balance Sheet as Social security payable. For the year ended December 31, 2009, the related accrued compensation expense was $0.4 million corresponding $0.2 million to the share portion of the award credited to Additional Paid-in Capital and $0.2 million to the cash portion included in the Balance Sheet as Social security payable. As of December 31, 2008, the related accrued compensation expense was $0.8 million corresponding $0.3 million to the share portion of the award credited to Additional Paid-in Capital and $0.5 million to the cash portion which includes the Social security payable.
During 2008, we granted 3,082 restricted shares to an employee in connection with his hiring. These restricted shares vested in four equal amounts over a four year period. The related compensation cost was recognized in accordance with the straight-line vesting attribution method. The total compensation cost of this contract amounted to approximately $0.1 million. For purposes of determining compensation cost, the shares granted were valued at the grant date fair value of the shares. During 2010, the restricted shares were forfeited as a result of the termination of that individual’s employment with us.
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
As of December 31, 2010, the total compensation cost of the 2009 LTRP amounts to approximately $7.1 million and the related accrued compensation expense for the year ended December 31, 2010 and 2009 was $1.7 million and $1.5 million, respectively.
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
As of December 31, 2010, the total compensation cost of the 2010 LTRP is expected to be approximately $7.3 million and the related accrued compensation expense for the year ended December 31, 2010 was $1.7 million.
On June 25, 2010, our board of directors, upon the recommendation of the compensation committee of our board, adopted the 2010 Director Compensation Program (the “Plan”) for outside directors. Under the terms of the 2010 Director Plan, starting in 2011, each outside director will be entitled to receive the following compensation for services provided as a director of the Company:
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
The amount of the Variable Retainer payable in any year is determined by multiplying the target Variable Retainer award amount (the “Target Variable Retainer”) for such year by the quotient of (a) divided by (b), where (a), the numerator, equals the Prior Year Stock Price (as defined below) and (b), the denominator, equals the Current Year Stock Price (as defined below). For purposes of the 2010 Director Plan, the “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the 30 trading day period preceding the date of the annual stockholders meeting held in the year the payment is made and the “Prior Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the 30 trading day period preceding the date of our annual stockholders meeting held in the year prior to the year in which the payment is made.
The Fixed Retainer and Target Variable Retainer payable in 2011 following the 2011 annual stockholders meeting for services provided in 2010 are $32,436 and $43,248, respectively. The Audit Chairman Retainer, Compensation Chairman Retainer, Nominating Chairman Retainer and Lead Director retainer for the same period are $16,218, $12,974, $5,406 and $10,812, respectively. Under the 2010 Director Plan, the amount of each retainer is scheduled to increase by approximately 16% in each of 2012 and 2013. The 2010 Director Plan is scheduled to terminate following the 2013 Annual Stockholders Meeting.
The total accrued compensation cost for the Plan for the year ended December 31, 2010 amounts to $280,247.
Stock option awards granted under the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. As of December 31, 2010, there were 279,893 shares of Common Stock available for additional awards under the Plan.
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
Stock-based compensation expense related to stock options for the years ended December 31, 2010, 2009 and 2008 was $244, $1,752, and $4,719 respectively. Stock-based compensation expense is based on the estimated portion of the awards that are expected to vest.

As of December 31, 2010, all stock-based compensation expense related to non-vested stock options has been recognized.
No stock options were greanted during the period from January 1, 2007 to December 31, 2010.
Recent accounting pronouncements
Accounting for stock-based compensation
On April 16, 2010, the FASB issued an amendment to the accounting of stock-based compensation related to the effect of “Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Primarily Trades”. The amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered to contain a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Management estimates that the implementation of the new accounting guidance will not have significant effect on the company’s financial statements.
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

	Year Ended December 31,
(In millions)	2008	2009	2010

Net revenues	$137.0	$172.8	$216.7
Cost of net revenues	(27.5)	(36.0)	(46.5)

Gross profit	109.5	136.9	170.2

Operating expenses:

Product and technology development	(7.3)	(12.1)	(15.9)
Sales and marketing	(40.0)	(42.9)	(48.9)
General and administrative	(22.8)	(25.8)	(30.8)
Compensation Cost related to acquisitions	(1.9)	—	—

Total operating expenses	(72.0)	(80.9)	(95.6)

Income from operations	37.5	56.0	74.6

Other income (expenses):
Interest income and other financial gains	1.8	2.7	4.9
Interest expense and other financial charges	(8.4)	(13.4)	(7.6)
Foreign currency gains / losses	(1.5)	(2.7)	(0.1)
Other income (expenses), net	0.1	—	—

Net income before income / asset tax expense	29.4	42.7	71.9

Income / asset tax expense	(10.6)	(9.5)	(15.8)

Net income	$18.8	$33.2	$56.0

The table above may not total due to rounding.

	Year Ended December 31,
(% of net revenues)	2008	2009	2010

Net revenues	100%	100%	100%
Cost of net revenues	(20.1)	(20.8)	(21.5)

Gross profit	79.9	79.2	78.5

Operating expenses:

Product and technology development	(5.3)	(7.0)	(7.3)
Sales and marketing	(29.2)	(24.8)	(22.6)
General and administrative	(16.6)	(15.0)	(14.2)
Compensation Cost related to acquisitions	(1.4)	—	—

Total operating expenses	(52.5)	(46.8)	(44.1)

Income from operations	27.4	32.4	34.4

Other income (expenses):
Interest income and other financial gains	1.3	1.6	2.3
Interest expense and other financial charges	(6.2)	(7.7)	(3.5)
Foreign currency loss	(1.1)	(1.5)	—
Other expenses, net	—	—	—

Net income before income / asset tax expenses	21.5	24.7	33.2

Income / asset tax expense	(7.8)	(5.5)	(7.3)

Net income	13.7	19.2	25.9

Principal trends in results of operations
Growth in net revenues from year to year
Since our inception, we have consistently generated revenue growth from our MercadoLibre marketplace and from MercadoPago, driven by the strong growth of our key operational metrics. From 2008 to 2009, our gross merchandise volume increased by 32.3%, our successful items sold increased by 39.6% and MercadoPago total payment volume increased by 49.5%. From 2009 to 2010, the growth rates for the same key operational metrics were 23.8%, 33.1% and 82.3%, respectively. Our growth in net revenues was 26.1% from 2008 to 2009 and 25.4% from 2009 to 2010. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic conditions, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effect of Venezuelan translation and high interest rates, could lead us to a declining year-to-year net revenues, particularly as measured in U.S. dollars.
Gross profit margins
Our business has generated sustained high gross profit margins over time, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues. Historically, gains in gross profit margins have been mainly attributable to increased economies of scale in customer service, Internet Service Provider (“ISP”) connectivity and site operations and improved economic terms obtained from payment processors.
Our gross profit margins were 79.9% for 2008, 79.2% for 2009 and 78.5% for 2010. In 2010, variations in gross profit margins are mainly a result of the higher penetration of our payment solution into our Marketplace, which has a higher cost of net revenue. In the future, gross profit margins could decline if the cost of net revenues as a percentage of net revenues increases as the penetration of our payment solution grows faster than our Marketplace, or if we cannot sustain the economies of scale that we have achieved.

Improving Operating income margins
We have generated and expect to continue generating economies of scale in operating expenses. For the past three years, our operating income margins, defined as our income from operations as a percentage of net revenues has improved from 27.4% for 2008, to 32.4% for 2009 and to 34.4% for 2010, mostly as a result of the impact of economies of scale. We anticipate, however, that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.
Growth in Net Income
We have generated growth in our net income as a consequence of the above mentioned trends. In 2008, our net income was $18.8 million. For 2009 our net income grew 76.5% to $33.2 million. For 2010, our net income grew 68.7% to $56.0 million. However, as mentioned above, if any of these trends were to revert, our net income growth could be affected, or could even become negative on a year-to-year basis.
Year ended December 31, 2010 compared to year ended December 31, 2009
Net revenues

	Year Ended		Change from
	December 31,		2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Total Net Revenues	$216.7	$172.8	$43.9	25.4%

As a percentage of net revenues (*)	100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The 25.4% growth in net revenues from the year ended December 31, 2009 to the year ended December 31, 2010 resulted principally from a 23.8% increase in the gross merchandise volume (“GMV”) transacted through our platform from 2009 to 2010. In addition, US dollars figures were positively impacted during this year mainly because of the appreciation of the Brazilian Reais, which was partially offset by a decrease in US dollar revenues provided by our Venezuelan subsidiaries as a consequence of the Venezuelan devaluation where we used to report our results at the previous official exchange rate of 2.15 (for the first nine months of 2009) and currently we are reporting it at 5.3. See “Critical accounting policies and estimates — Foreign currency translation” for more detail.
Measured in local currencies, net revenues grew 31.3% in the year ended December 31, 2010, compared to the same period in 2009. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2009 and applying them to the corresponding months in 2010, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
In addition, net revenues increased slightly due to an increase in our take rate, defined as net revenues as a percentage of gross merchandise volume, from 6.3% for year ended December 31, 2009 to 6.4% for the year ended December 31, 2010.

The following table summarizes the changes in net revenues by segment for the years ended December 31, 2010 and 2009:

	Year Ended		Change from 2009
	December 31,		to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Net Revenues:
Brazil	$122.8	$93.1	$29.7	31.9%
Argentina	39.9	26.7	13.2	49.2%
Venezuela	20.9	27.3	(6.4)	-23.6%
Mexico	19.0	15.3	3.6	23.7%
Other Countries	14.2	10.4	3.8	36.5%

Total Net Revenues	$216.7	$172.8	$43.9	25.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
On a segment basis, our net revenues for the year ended December 31, 2010 as compared to the year ended December 31, 2009, increased across all segments except for the Venezuelan segment which, measured in US dollars, decreased 23.6%. The decrease in net revenues for the Venezuelan segment is attributable to the re-measurement of our Venezuelan revenues as discussed above. In local currency, our revenues in Venezuela grew 56.9% in the year ended December 31, 2010 compared to the same period a year earlier.
The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages) (*)
2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%
2007
Net Revenues	$16.5	$19.0	$22.8	$26.9
Percent change from prior quarter	6%	15%	20%	18%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The 2009 fourth quarter decrease in net revenues is a consequence of the change in our Venezuelan translation rate from the official exchange rate of 2.15 to the parallel exchange rate of 5.67. See “Critical accounting policies and estimates — Foreign Currency Translation” for more detail.

Cost of net revenues

	Year Ended		Change from
	December 31,		2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$46.5	$36.0	$10.5	29.5%

As a percentage of net revenues (*)	21.5%	20.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The increase in cost of net revenues was primarily attributable to a $5.4 million increase in collection fees. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of MercadoPago, our payment solution, into our Marketplace, which has a higher collection fee cost. In addition, sales taxes on our net revenues increased by $4.3 million, or 39.9% for the year ended December 31, 2010, compared to the same period of 2009 as a consequence of decreases in deductions we can compute with respect to our Brazilian sales taxes. Moreover, during the year ended December 31, 2010 as compared to the same period in the prior year, expenditures related to our in-house customer support operations increased by $3.3 million primarily driven by an increase in compensation costs, recruitment, investments in improved service and initiatives to combat fraud, illegal items and fee evasion. The increase in our in-house customer support operations was partially offset by a $2.7 million decrease in other costs mainly related to a charge attributable to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries during the first nine months of 2009. These expenses were re-measured at an average parallel exchange rate of 6.3 “Bolivares Fuertes” per US dollar and translated at the official exchange rate (2.15 “Bolivares Fuertes” per US dollar). We did not have any similar re-measurement charge in 2010 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail).
The cost of net revenues margin increased 70 basis points from 20.8% in 2009 to 21.5% in 2010 due the higher penetration of our Payment solution into our Marketplace.
Product and technology development

	Year Ended		Change from 2009
	December 31,		to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$15.9	$12.1	$3.8	30.6%

As a percentage of net revenues (*)	7.3%	7.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The growth in product and technology development expenses in 2010 as compared to the same periods in 2009 was primarily attributable to an increase of $2.2 million or a 39.0% increase in compensation costs. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.
Product and technology development expenses also grew in 2010 as a consequence of an increase in depreciation and amortization expenses related to product and technology development of $0.8 million, or 30.3% compared to 2009 and an increase in maintenance expenses of $0.5 million compared to 2009.

Sales and marketing

	Year Ended		Change from 2009
	December 31,		to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$48.9	$42.9	$6.0	14.0%

As a percentage of net revenues (*)	22.6%	24.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The increase in sales and marketing expenses in 2010 when compared to the same period in 2009 was primarily attributable to a $4.9 million increase in bad debt charges. Bad debt charges for the year ended December 31, 2010 represented 6.9% of net revenues versus 5.8% for the same period in 2009. In addition, sales and marketing expenses also grew in 2010 due to a $1.2 million or 63.5% increase in other marketing expenses related to our payments solution, a $0.9 million or 10.8% increase in compensation costs driven by higher salaries to retain talent, and a $0.8 million increase in trust and safety expenses due to the implementation of our buyer protection program developed to compensate buyers for unfulfilled transactions or other claims related to the quality of the purchased goods.
The increase in sales and marketing expenses for the year ended December 31, 2010 was partially offset by a $1.4 million decrease in our online advertising expenses related to specific deals, as we have optimized investment allocation over the previous year and also related to decreases in our affiliate program. Online advertising represented 8.2% of our net revenues in the year ended December 31, 2010, down from 11.1% for the same period in 2009.
General and administrative

	Year Ended		Change from 2009
	December 31,		to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

General and administrative	$30.8	$25.8	$5.0	19.3%

As a percentage of net revenues (*)	14.2%	15.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The increase in general and administrative expenses in 2010 as compared to the same period of 2009, was primarily attributable to a $4.1 million increase in compensation costs related to our long term retention plans, increases in salaries to retain talent, to a $1.0 million increase in outside services mainly related to legal and tax fees and to a $0.6 million increase in travel and accommodation and offices expenses. The increase in general and administrative expenses was partially offset by a $0.9 million decrease in other general and administrative expenses related to the re-measurement of the US dollar denominated expenses of our Venezuelan subsidiaries at an average parallel exchange rate of 6.3 “Bolivares Fuertes” per US dollar and the translation of these expenses at the official exchange rate (2.15 “Bolivares Fuertes” per US dollar). We did not have any similar translation effect due to the change in functional currency in the year ended December 31, 2010 (See “Critical accounting policies and estimates — Foreign currency translation” for more detail).

Other income (expenses), net

	Year Ended		Change from 2009
	December 31,		to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Other (expenses) income	$(2.7)	$(13.3)	$10.6	-79.5%

As a percentage of net revenues	-1.3%	-7.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The decrease in other expenses in 2010 was primarily a result of: (a) a $5.8 million decrease in financial expenses, as a consequence of a greater funding of working capital needs for installment-related financing receivables related to our payment solution in 2009, while during 2010 we pre-sold some of those installment related receivables to better manage credit risk and (b) a $2.6 million decrease in foreign currency losses. The decrease in foreign currency losses for the year ended December 31, 2010, was primarily due to losses in Brazil attributable to the impact of the local currency appreciation on the cash balances held by those subsidiaries in US dollars during the year ended December 31, 2009, versus a lesser impact in the same period of 2010.
In addition, interest income and other financial charges increased by $2.2 million from $2.7 million in the year ended December 31, 2009 to $4.9 million in the same period of 2010. These increases are mainly related to higher interest income earned on our investments driven by higher interest rates and a greater volume of investments, particularly in Brazil.
Income and asset tax expense

	Year Ended		Change from 2009
	December 31,		to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Income and asset tax	15.8	9.5	6.3	66.7%

As a percentage of net revenues (*)	7.3%	5.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The increase in our income and asset tax expense from the year ended December 31, 2009 to the same period in 2010 was primarily a result of increases in income tax charges in Brazil and Argentina, driven by higher taxable income period over period partially offset by a $4.6 million reversal of tax valuation allowance related to our Brazilian subsidiaries. The reversal of the tax valuation allowance was derived from our tax planning strategies implemented during the year which were designed to more efficiently use our accumulated tax loss carryforward credits from acquired companies.
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

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
	2010	2009

Blended tax rate	22.0%	22.3%
Effective tax rate	30.8%	26.9%

Year ended December 31, 2009 compared to year ended December 31, 2008
Net revenues

	Year Ended		Change from 2008
	December 31,		to 2009
	2009	2008	in Dollars	in %
	(in millions, except percentages)

Total Net Revenues	$172.8	$137.0	$35.8	26.1%

Total net revenues increased by 26.1% from 2008 to 2009. Measured in local currencies, net revenues grew 42.6% in the year ended December 31, 2009 compared to 2008. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2008 and applying them to the corresponding months in 2009, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
The growth in net revenues from 2008 to 2009 resulted principally from a 32.3% increase in the gross merchandise volume transacted through our platform, a 49.5% increase in the total payments volume completed on our MercadoPago payments platform partially offset by a decrease in our consolidted take rate, defined as net revenues as a percentage of gross merchandise volume, from 6.6% for 2008 to 6.3% for 2009. The decrease in take rate was principally due to (i) higher growth in our smaller country operations that have a lower take rate, (ii) higher growth of final value listings as compared to up-front fee listings, which have a marginally lower take rate and (iii) the impact of currency devaluation on certain fixed components of our fee structure. In addition, there was a 39.6% increase in our successful items sold, defined as the number of items that were sold through the marketplace.
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

On segment basis, our net revenues for the year ended December 31, 2009 as compared to the same period ended December 31, 2008, increased across all geographies.
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
We also increased expenditures for our in-house customer support operations in the amount of $1.6 million, an increase of 24.2% compared to 2008, as compensation costs increased and we invested in improved service and initiatives to combat fraud, illegal items and fee evasion. The cost of net revenues margin increase 0.7% from 20.1% in 2008 to 20.8% in 2009 due to a faster growth of our payment solution as compared to our marketplace. Our payment solution has a lower gross profit margin than our Marketplace.

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
The increase in other expenses during the year ended December 31, 2009 was primarily a result of an increase in interest expense and other financial charges from $8.5 million in 2008 to $13.4 million in 2009. The increase of interest expense was mainly attributable to a $4.5 million increase in interest expenses from $7.2 million for 2008 to $11.7 million for 2009, as a result of financing incurred to fund working capital needs in our Payments operations in Brazil and to a $0.4 million increase from $0.3 million in 2008 to $0.7 million in 2009 related to the seller financing of the DeRemate acquisition. In addition, other expenses grew due to a $1.2 million increase in foreign currency losses, from $1.5 million for 2008 to $2.7 million in 2009. The increase in foreign currency losses was primarily due to losses in Brazil attributable to the impact of the local currency appreciation on the cash balances held by our Brazilian subsidiary in U.S. dollars.
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
Factors affecting results of operations and financial condition
Our total net assets balances as of December 31, 2010 have increased as compared to December 31, 2009 as a result of our net income of the year in an amount of $56 million and other movements affecting Shareholders equity.
Assets and liabilities balances relating to operations have in general changed in line and as a result of the increase in operations (transactions volume and total value). Our GMV increased in 23.8%, successful items sold increased 33.1% and total volume payments increased 82.3%.
Assets and liabilities that changed for other reasons apart from the general trend of operations and non-operating assets and liabilities changes were:
•	Accounts receivables, net increased 159.2% mainly as a result of a change in the billing cicle period. In 2009 we billed to customers on a daily basis and in 2010 we billed to customers once a month.

•	Other assets increased 123.8%, due to an increase in VAT related to the possession of the office building in Argentina and an increase in withholding taxes.

•	Deferred income tax increased 234.1% mainly as a result of a reversal of the valuation allowance to net operating loss carryforwards in Brazil for an amount of 4.6 million.
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
Also see Item 1A “Risk Factors” for a discussion of material risks that could adversely affect our results of operations.
Liquidity and capital resources
Our main cash requirement historically has been working capital to fund MercadoPago financing operation in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications and office space and will in the future require cash to pay dividends on shares of our common stock.
Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables and through cash advances derived from our business.
At December 31, 2010, our principal source of liquidity was $62.2 million of cash and cash equivalents and short-term investments and $78.8 million of long-term investments provided by cash generated from operations.
The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, as we have done since the last quarter of 2008, we will continue generating cash.

In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.
The following table presents our cash flows from operating activities, investing activities and financing activities for the three years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
(In millions)	2010	2009	2008
Net cash provided by operating activities	$67.9	$49.7	$55.8
Net cash used in investing activities	(58.8)	(3.1)	(38.9)
Net cash (used in) provided by financing activities	(3.0)	(15.3)	(11.7)

Effect of exchange rates on cash and cash equivalents	0.9	1.0	(3.5)

Total increase in cash and cash equivalents	$7.0	$32.3	$1.8

Net cash provided by operating activities

	Year Ended December 31,		Change from 2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash provided by:

Operating activities	$67.9	$49.7	$18.2	36.6%
(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The $18.2 million increase in net cash provided by operating activities during the year ended December 31, 2010 compared to the same period in 2009 was mainly attributable to a $22.8 million increase in net income. Additionally, net cash provided by operating activities was impacted by a $1.0 million increase in changes in accounts payable and other liabilities related to our Brazilian and Argentine operations and a $1.7 million increases in working capital related to our Payment solution, derived mostly from increases of funds payable to customers due to a higher amount of transactions in 2010.
These increases in cash provided by operations were partially offset by a $4.1 million increase in changes in account receivables in the year ended December 31, 2010 versus the same period of 2009, and a $3.4 million increase in non-cash gains such as deferred income tax charges related to the reversal of our Brazilian tax valuation allowance (See “Income and Asset tax” for more detail).

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

These decreases in cash provided by operations were partially offset by a $14.4 million increase in net income. In addition, cash provided by operations in 2008 was affected by the decrease in non-cash charges to earnings such as foreign currency gains of $7.8 million related to our Venezuelan cash and cash equivalents and investments (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year ended December 31, 2008 compared to year ended December 31, 2007 — Other income (expenses)”, and Note 5 — Other Non Current Assets to our consolidated financial statements for more detail).
Net cash used in investing activities

	Year Ended December 31,		Change from 2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash used in:

Investing activities	$(58.8)	$(3.1)	$(55.7)	1806.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Net cash used in investing activities in the year ended December 31, 2010 resulted mainly from purchases of investments for $121.3 million. Additionally, we used $13.6 million of cash in the year ended December 31, 2010 to make capital expenditures related to technological equipment, software licenses and new office space and office equipment in Argentina. During the year ended December 31, 2010, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $76.1 million of investments as part of our financial strategy.
As of December 31, 2009, net cash used in investing activities resulted primarily from purchases of investments for $80.1 million. Additionally, in the year ended December 31, 2009, we used $4.8 million of cash for capital expenditures related to technological equipment, software licenses and, to a lesser degree, office equipment. During the year ended December 31, 2009, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $81.7 million of investments as part of our financial strategy.

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

As of December 31, 2008, net cash used in investing activities resulted primarily from the payments for CMG and DeRemate acquisitions, net of cash acquired for $39.2 million. The purchase of DeRemate includes the fair value of the assets and liabilities acquired of $(0.8) million, customer lists and non-compete agreement net of tax of $1.2 million and goodwill of $39.6 million. The related DeRemate acquisition outflow on our statement of cash flow does not include $18.0 million of promissory notes issued to the seller. The purchase of 100% of the issued and outstanding shares of capital stock of CMG includes the fair value of the assets and liabilities acquired of $0.7 million, trademarks of $5.6 million and goodwill of $13.0 million. The outflow shown in our statement of cash flow is net of $(0.5) million of cash acquired and does not consider $1.9 million recorded as compensation expense and not as part of the purchase price (See Note 6 to our consolidated financial statements and “Compensation Cost related to acquisitions” above). Additionally, purchases of investments accounted for $110.1 million of cash used in investing activities during the year ended December 31, 2008, as part of our financial investment strategy and capital expenditures of $5.0 million. This consumption of cash was partially offset during the first nine months of 2008 by proceeds from the sale of investments for $115.3 million also part of our financial strategy.
Net cash used in financing activities

	Year Ended December 31,		Change from 2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash used in:

Financing activities	$(3.0)	$(15.3)	$12.3	-80.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the year ended December 31, 2010, our primary use of cash for financing activities was a reduction in short term debt as we paid $3.2 million of notes outstanding which were issued in connection with the DeRemate acquisition. In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

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

Debt
In connection with the DeRemate acquisition, on September 5, 2008, we issued to the seller ten unsecured promissory notes in the aggregate principal amount of $18 million. On June 3, 2009, August 31, 2009, December 4, 2009 and March 4, 2010, we paid the Sellers $3.1 million, $9.5 million, $3.0 million and $3.2 million, respectively, in full repayment of all outstanding principal and accrued interest. As of December 31, 2010, we have no debt outstanding related to DeRemate acquisition.
As of December 31, 2009 the outstanding balance of the promissory notes was disclosed in our balance sheet for $3.0 million as principal and $0.2 million as interest accrued.
As of December 31, 2010, our outstanding debt of $0.2 million is related to an Argentine car lease contract. See Contratual obligations for more detail.
Cash Dividends
In February 2011, our board of directors declared our first quarterly cash dividend in our history of $3.5 million on our outstanding shares of common stock. The dividend is payable on April 15, 2011 to stockholders of record as of the close of business on March 31, 2011. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.
Capital expenditures
Our capital expenditures increased $8.8 million, to $13.6 million in 2010 as compared to $4.8 million in 2009. The Company increased the level of investment on hardware and software licenses necessary to increased and update the technology of our platform, cost of computer software developed internally and office equipment and new office space in Argentina and Brazil. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.
In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust represents a beneficial ownership interest in 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina, where we expect to relocate our office headquarters upon completion of the building. As of December 31, 2010, the Argentine subsidiary has paid $8.9 million into the trust and is expected to invest an additional $0.1 million in order to cover higher construction costs in January 2011. Certain of our officers and former officers also entered into an investment in a portion of the trust, which investment represents a beneficial ownership interest in a separate floor of the same building. We do not intend to occupy the space to be owned by this group. For US GAAP purposes, the investment was recorded as a long term investment instead of as Property and Equipment through the second quarter of 2010. Since August 31, 2010, this investment is accounted for as “Property and Equipment” because our Argentine subsidiary received the certificate of possession of the building and started incurring in additional cost in order to bring the building into conditions of being used.
We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.
Off-balance sheet arrangements
At December 31, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.
Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at December 31, 2010 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	Years	years	5 years
Capital lease obligations (1)	$0.3	$0.1	$0.2	$—	$—
Operating lease obligations (2)	4.3	1.7	1.8	0.7	0.1
Purchase obligations	4.6	4.2	0.4	—	—

Total	$9.2	$6.0	$2.4	$0.7	$0.1

(1)
On February 22, 2010, our Argentina subsidiary signed a Company car lease contract to buy 12 cars for certain employees of the Company. The total lease contract amounts to $0.4 million and matures in July 2013.

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
Foreign Currencies Risk
At December 31, 2010, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which functional currency is the US dollar due to a highly inflationary accounting. At December 31, 2010, the total cash and cash equivalents denominated in foreign currencies totaled $26.7 million, short-term investments denominated in foreign currencies totaled $4.9 million, long-term investments denominated in foreign currencies totaled $40.4 million and accounts receivable and funds receivable from customers in foreign currencies totaled $18.6 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At December 31, 2010, our dollar-denominated cash and cash equivalents and short-term investments totaled $30.5 million and our dollar-denominated long-term investments totaled $38.4 million. For the year ended December 31, 2010, we incurred foreign currency losses in the amount of $0.1 million as the cash and investment balances of the subsidiaries held in US dollars depreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the Year ended December 31, 2010, compared to year ended December 31, 2009 — Other income (expenses)” for more detail).
In accordance with US GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the US dollar as the functional currency for these operations since then. In accordance with US GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2009, become the accounting basis for those assets. Monetary assets and liabilities in “Bolivares Fuertes” were re-measured to the US dollar at the closing parallel exchange rate and the results of the operations in “Bolivares Fuertes” were re-measured to the US Dollars at the average monthly parallel exchange rate up to May 13, 2010.
However, on May 14th, 2010, the Venezuelan government enacted reforms to its exchange regulations and closed down the parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Venezuelan Central Bank (BCV) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.
Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the BCV as the only institution through which foreign currency-denominated transactions can be brokered. Under the new system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy US dollar—denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

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
If the US dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in US dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the US dollar strengthens against foreign currencies, while the re-measurement of our net asset position in US dollars will have a positive impact in our Statement of Income. During the year ended December 31, 2010, 56.7% of our revenues were denominated in Brazilian reais, 18.4% in Argentine pesos, 9.6% in Venezuelan “Bolivares Fuertes”, 8.8% in Mexican pesos and 6.5% in the currency of other countries.
The following table summarizes the distribution of net revenues by segment:

	Year ended December 31,
(In millions)	2010	2009	2008
	(in millions, except percentages)

Net Revenues:
Brazil	$122.8	$93.1	$73.7
Argentina	39.9	26.7	19.9
Venezuela	20.9	27.3	23.1
Mexico	19.0	15.3	13.9
Other Countries	14.2	10.4	6.4

Total Net Revenues	$216.7	$172.8	$137.0

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The table above may not total due to rounding.

The table below shows the impact on the Company’s Net Revenues, Expenses, Other income and Income tax, Net Income and Shareholders’ Equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of December 31, 2010 and for the year ended December 31, 2010:
Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	240.7	216.7	197.1
Expenses	(157.7)	(142.1)	(129.3)

Income from operations	82.9	74.6	67.8

Other income (expenses) and income tax related to P&L items	(20.6)	(18.5)	(16.9)
Foreign Currency impact related to the remeasurement of our Net Asset position	(8.7)	(0.1)	7.1

Net income	53.7	56.0	57.9

Total Shareholders’ Equity	177.6	171.7	166.9

(1)	Apreciation of the subsidiaries local currency against U.S. Dollar

(2)	Depreciation of the subsidiaries local currency against U.S. Dollar
The table above may not total due to rounding.
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
In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2010 we did not enter into any such agreement.
Interest Rate Risk
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At December 31, 2010, MercadoPago funds receivable from customers totaled approximately $6.2 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Because to all our long-term investments do not exceed a two year period, a 100 basis point movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of December 31, 2010 or the cost derived from discounting our MercadoPago receivables.
Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $5.3 million and as non-current assets in the amount of $78.8 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. Time deposits are considered held-to-maturity securities. The book value of held-to-maturity securities approximates their respective fair values and consequently there are no significant unrecognized gains or losses.

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

The 2009 and 2010 Variable Payment LTRP liability subjects us to equity price risk. At December 31, 2010, the total contractual obligation fair value of our 2009 and 2010 Variable Payment LTRP liability amounts to $9,379,227. As of December 31, 2010, the accrued liability related to the 2009 and 2010 Variable Payment portion of the LTRP included in Social security payable in our consolidated balance sheet amounts to $3,608,647. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009 and 2010 variable payment if our stock price were to increases or decreases by up to 40%.

	As of December 31, 2010
	MercadoLibre, Inc	2009 and 2010 variable
(In US dollars)	Equity Price	LTRP liability
Change in equity price in percentage
40%	91.58	13,130,918
30%	85.04	12,192,995
20%	78.50	11,255,072
10%	71.96	10,317,150
Static (*)	65.41	9,379,227
-10%	58.87	8,441,304
-20%	52.33	7,503,382
-30%	45.79	6,565,459
-40%	39.25	5,627,536

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this report are included elsewhere in this report and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Co. S.R.L., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
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
The information required by this item is included in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010 (the “2011 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Except as set forth below, the information required by this item is included in the 2011 Proxy Statement and is incorporated herein by reference.
The following table represents information as of December 31, 2010 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Equity Compensation Plan Information
Number of
securities
remaining
available for
future issuance
	Number of		under
	securities		equity
	to be issued		compensation
	upon exercise		plans
	of outstanding	Weighted-average	(excluding
	options,	exercise price of	securities
	Warrants and	outstanding options,	reflected in
Plan Category	Rights	Warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	279,893

Equity compensation plans not approved by security holders(2)	11,763	1.69	—

Total	11,763	1.69	279,893

(1)	Represents our 2009 Equity Compensation which was approved by our stockholders on June 10, 2009

(2)	Our Amended and Restated 1999 Stock Option and Restricted Stock Plan was entered into prior to our IPO.
Description of Amended and Restated 1999 Stock Option and Restricted Stock Plan
Our Amended and Restricted 1999 Stock Option and Restricted Stock Plan (the “Stock Option Plan”) was adopted by the Board on November 3, 1999. The Stock Option Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to our employees, and non-qualified stock options and restricted stock to our employees, directors, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards”. The Stock option Plan expired on November 3, 2009 and as a result, no new awards may be made under this plan. However, any outstanding awards at the expiration shall remain in effect until the earlier of the exercise, termination or expiration of such outstanding awards. At December 31, 2010, options to purchase a total of 11,763 shares of common stock were outstanding under the Stock Option Plan at a weighted average price of $1.69 per share.

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
Price, exercise and termination of awards. The exercise price for each share of common stock subject to an option is determined by the administrator, and in the case of an incentive stock option the exercise price cannot be less than 100% of the fair market value of the shares of common stock on the date of the grant (or 110% in the case of employees who directly or indirectly own more than 10% of the total combined voting power of all classes of our stock).
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
Adjustments upon the occurrence of material transactions. In the event we undergo dissolution or liquidation, a reorganization, merger or consolidation in which we are not the surviving entity, or a sale of all or substantially all of our assets (each, a “Material Transaction”) holders of options will be given 10-day prior written notice and will decide within those 10 days whether to exercise their respective options. Any option that is not so exercised will terminate. However, such notice and exercise mechanism would not apply if provision is made in connection with a Material Transaction for assumption of outstanding options, or substitution of options for new options or equity securities, with any appropriate adjustments as to the number, kind and prices of shares subject to options.
Transferability. Unless the prior written consent of the administrator is obtained, no option can be assigned or otherwise transferred by any participant except by will or by the laws of descent and distribution. Except in the case of an approved transfer, an option may be exercised during the lifetime of a participant only by the participant or his/her legal representative if the participant is legally disabled.

Restricted stock. Restricted stock awards are awards of shares of common stock that vest according to the terms and conditions established by the administrator. The administrator may impose whatever restrictions on transferability, risk of forfeiture and other restrictions as it determines. A holder of restricted stock has the rights of a stockholder, including the right to vote the restricted stock. During the restricted period applicable to the restricted stock, it may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered. Except as otherwise determined by the administrator, restricted stock that is subject to restrictions is subject to forfeiture upon termination of a participant’s employment.
Amendment. The Board may modify the Stock Option Plan at any time. The approval by a majority of our stockholders is necessary if required by law or necessary to comply with any applicable laws and regulations. No amendment will affect the terms of any award granted prior to the effectiveness of such amendment, except with the consent of the holder of the award.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is included in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included in the 2011 Proxy Statement and is incorporated herein by reference.
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

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Lease Agreement, dated as of March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (2) (translated from Spanish)

10.03	Amendment Agreement, dated as of November 13, 2008, to the Lease Agreement, dated March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (5) (translated from Spanish)

10.04	Lease Agreement, dated as of April 1, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish) (5)

10.05	Lease Agreement, dated as of May 5, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish) (5)

10.06	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

Exhibit
Number	Exhibit Title

10.7	Arias Trust Contract, dated as of June 5, 2006 and amended as of May 29, 2008 (translated from Spanish) (5)

10.8	Management Incentive Bonus Plan of the Registrant. (2)

10.9	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.10	Employment Agreements with Officers.(2)

10.11	Form of Restricted Stock Award for Outside directors. (3)

10.12	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008* (5)

10.13	2009 Equity Compensation Plan* (7)

10.14	2008 Long-Term Retention Plan (6)

10.15	2009 Long-Term Retention Plan (6)

10.16	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda*

10.17	Property Lease Amendment, dated May 5, 2008, between MercadoLibre Venezuela S.A. and G4 Grupo 4 Inmobiliaria Internacional Industrial Comercial, C.A. (8)

10.18	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda.*

Exhibit
Number	Exhibit Title

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.R.L., Independent Registered Public Accounting Firm*

23.02	Consent of Price Watherhouse & Co. S.R.L., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed Herewith

**	Furnished Herewith

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007;

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008

(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009

(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009

(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009

(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperín Marcos Galperín
Chief Executive Officer

Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcos Galperín Marcos Galperín	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Hernán Kazah Hernán Kazah	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011

/s/ Mario Vazquez Mario Vazquez	Director	February 25, 2011

/s/ Anton Levy Anton Levy	Director	February 25, 2011

/s/ Michael Spence Michael Spence	Director	February 25, 2011

/s/ Verónica Allende Serra Veronica Allende Serra	Director	February 25, 2011

/s/ Nicolás Galperín Nicolás Galperín	Director	February 25, 2011

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 25, 2011

/s/ Martin de los Santos Martin de los Santos	Director	February 25, 2011

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

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

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Lease Agreement, dated as of March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (2) (translated from Spanish)

10.03	Amendment Agreement, dated as of November 13, 2008, to the Lease Agreement, dated March 31, 2007, between Curtidos San Luis S.A. and MercadoLibre S.A. (5) (translated from Spanish)

10.04	Lease Agreement, dated as of April 1, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish) (5)

10.05	Lease Agreement, dated as of May 5, 2008, between Curtidos San Luis S.A. and MercadoLibre S.A. (translated from Spanish) (5)

10.06	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.07	Arias Trust Contract, dated as of June 5, 2006 and amended as of May 29, 2008 (translated from Spanish) (5)

10.08	Management Incentive Bonus Plan of the Registrant. (2)

10.09	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.10	Employment Agreements with Officers.(2)

10.11	Form of Restricted Stock Award for Outside directors. (3)

10.12	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008* (5)

10.13	2009 Equity Compensation Plan* (7)

Exhibit
Number	Exhibit Title

10.14	2008 Long-Term Retention Plan (6)

10.15	2009 Long-Term Retention Plan (6)

10.16	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda*

10.17	Property Lease Amendment, dated May 5, 2008, between MercadoLibre Venezuela S.A. and G4 Grupo 4 Inmobiliaria Internacional Industrial Comercial, C.A. (8)

10.18	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda.*

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.R.L., Independent Registered Public Accounting Firm*

23.02	Consent of Price Watherhouse & Co. S.R.L., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed Herewith

**	Furnished Herewith

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007;

(2)	Incorporate by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008

(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008.

(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009

(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009

(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009

(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 7, 2010

(10)	Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2010.

(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010

MercadoLibre, Inc.
Consolidated Financial Statements
as of December 31, 2010 and 2009
and for the three years in the period
ended December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of MercadoLibre, Inc.
Buenos Aires city, Argentina
We have audited the accompanying consolidated balance sheet of MercadoLibre, Inc. and its subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statement of income, shareholders’ equity, and cash flows for the year ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the fiscal year ended December 31, 2010, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Buenos Aires city, Argentina
February 25, 2011
DELOITTE & Co. S.R.L.
Alberto Lopez Carnabucci
Partner

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders’ of MercadoLibre, Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of income, of changes in shareholders’ equity and of cash flows for each of two years in the period ended December 31, 2009 present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Price Waterhouse & Co. S.R.L.

By		(Partner)
Carlos Martín Barbafina
Buenos Aires, Argentina
February 26, 2010, except for the change in the composition of reportable segments discussed in Note 7 to the consolidated financial statements, as to which the date is February 25, 2011

MercadoLibre Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$56,830,466	$49,803,402
Short-term investments	5,342,766	14,580,185
Accounts receivable, net	12,618,173	4,868,377
Funds receivable from customers	6,151,518	3,785,802
Prepaid expenses	913,262	547,138
Deferred tax assets	12,911,256	5,481,182
Other assets	6,867,767	3,068,930

Total current assets	101,635,208	82,135,016
Non-current assets:
Long-term investments	78,846,281	26,627,357
Property and equipment, net	20,817,712	5,948,276
Goodwill, net	60,496,314	59,822,746
Intangible assets, net	4,141,167	4,515,818
Deferred tax assets	2,975,118	2,897,492
Other assets	771,223	667,944

Total non-current assets	168,047,815	100,479,633

Total assets	$269,683,023	$182,614,649

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,232,103	$11,599,634
Funds payable to customers	48,788,225	31,453,410
Payroll and social security payable	10,786,534	7,428,340
Taxes payable	11,487,574	6,797,516
Loans payable and other financial liabilities	100,031	3,213,992

Total current liabilities	88,394,467	60,492,892
Non-current liabilities:
Payroll and social security payable	2,562,343	1,355,006
Loans payable and other financial liabilities	188,846	—
Deferred tax liabilities	5,167,699	5,170,799
Other liabilities	1,651,398	1,402,715

Total non-current liabilities	9,570,286	7,928,520
Total liabilities	$97,964,753	$68,421,412

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,131,376 and 44,120,269 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	$44,131	$44,120
Additional paid-in capital	120,391,622	120,257,998
Retained earnings	73,681,556	17,656,537
Accumulated other comprehensive loss	(22,399,039)	(23,765,418)

Total shareholders’ equity	171,718,270	114,193,237

Total liabilities and shareholders’ equity	$269,683,023	$182,614,649

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statement of Income
For the three years ended December 31, 2010

	Year Ended December 31,
	2010	2009	2008

Net revenues	$216,715,713	$172,843,621	$137,022,620
Cost of net revenues	(46,549,845)	(35,958,050)	(27,536,573)

Gross profit	170,165,868	136,885,571	109,486,047

Operating expenses:
Product and technology development	(15,855,992)	(12,140,521)	(7,307,008)
Sales and marketing	(48,883,167)	(42,861,735)	(39,975,307)
General and administrative	(30,828,146)	(25,849,596)	(22,759,931)
Compensation cost related to acquisitions (Note 6)	—	—	(1,919,870)

Total operating expenses	(95,567,305)	(80,851,852)	(71,962,116)

Income from operations	74,598,563	56,033,719	37,523,931

Other income (expenses):
Interest income and other financial gains	4,931,215	2,695,109	1,822,385
Interest expense and other financial charges	(7,601,671)	(13,357,554)	(8,442,427)
Foreign currency loss	(62,447)	(2,658,476)	(1,531,144)
Other income (expenses), net	—	—	73,159

Net income before income / asset tax expense	71,865,660	42,712,798	29,445,904

Income / asset tax expense	(15,840,641)	(9,504,005)	(10,634,243)

Net income	$56,025,019	$33,208,793	$18,811,661

	Year Ended December 31,
	2010	2009	2008

Basic EPS
Basic net income per common share	$1.27	$0.75	$0.43

Weighted average shares	44,124,018	44,086,892	44,239,443

Diluted EPS
Diluted net income per common share	$1.27	$0.75	$0.42

Weighted average shares	44,146,858	44,144,368	44,348,950

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statement of Changes in Shareholders’ Equity
For the three years ended December 31, 2010

						(Accumulated	Accumulated
				Additional		deficit) /	other
	Comprehensive	Common stock		paid-in	Treasury	Retained	comprehensive
	income	Shares	Amount	capital	Stock	Earnings	income / (loss)	Total
Balance as of December 31, 2007		44,226,563	$44,227	$121,890,138	$—	$(34,363,917)	$4,102,691	$91,673,139

Stock options exercised and restricted shares issued		93,504	94	82,995	—	—	—	83,089
Stock-based compensation — stock options		—	—	4,719	—	—	—	4,719
Stock-based compensation — restricted shares		—	—	105,560	—	—	—	105,560
Stock-based compensation — long term retention plan (“LTRP”)		—	—	321,568	—	—	—	321,568
Repurchase of Treasury Stock		—	—	—	(2,598,223)	—	—	(2,598,223)
Retirement of Treasury Stock		(249,700)	(250)	(2,597,973)	2,598,223	—	—	—
Net income	$18,811,661	—	—	—	—	18,811,661	—	18,811,661
Currency translation adjustment	$(14,923,284)	—	—	—	—	—	(14,923,284)	(14,923,284)
Unrealized net gains on investments	$3,642	—	—	—	—	—	3,642	3,642
Realized net gains on investments	$(57,890)	—	—	—	—	—	(57,890)	(57,890)

Comprehensive income	$3,834,129

Balance as of December 31, 2008		44,070,367	$44,071	$119,807,007	$—	$(15,552,256)	$(10,874,841)	$93,423,981

Stock options exercised		35,031	35	28,319	—	—	—	28,354
Stock-based compensation — stock options		—	—	1,752	—	—	—	1,752
Stock-based compensation — restricted shares		—	—	74,382	—	—	—	74,382
Stock-based compensation LTRP		—	—	175,453	—	—	—	175,453
Restricted shares issued		10,655	10	171,089	—	—	—	171,099
LTRP shares issued		3,600	3	(3)	—	—	—	—
Shares issued		616	1	(1)	—	—	—	—
Net income	$33,208,793	—	—	—	—	33,208,793	—	33,208,793
Currency translation adjustment	$(12,914,565)	—	—	—	—	—	(12,914,565)	(12,914,565)
Unrealized net gains on investments	$27,630	—	—	—	—	—	27,630	27,630
Realized net gains on investments	$(3,642)	—	—	—	—	—	(3,642)	(3,642)

Comprehensive income	$20,318,216

Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$—	$17,656,537	$(23,765,418)	$114,193,237

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statement of Changes in Shareholders’ Equity
For the three years ended December 31, 2010

					(Accumulated	Accumulated
				Additional	deficit) /	other
	Comprehensive	Common stock		paid-in	Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income / (loss)	Total
Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

Stock options exercised		7,126	7	18,192	—	—	18,199
Stock-based compensation — stock options		—	—	244	—	—	244
Stock-based compensation — restricted shares		—	—	37,696	—	—	37,696
Stock-based compensation LTRP		—	—	77,496	—	—	77,496
LTRP shares issued		3,981	4	(4)	—	—	—
Net income	$56,025,019	—	—	—	56,025,019	—	56,025,019
Currency translation adjustment	1,348,482	—	—	—	—	1,348,482	1,348,482
Unrealized net gains on investments	45,527	—	—	—	—	45,527	45,527
Realized net gains on investments	(27,630)	—	—	—	—	(27,630)	(27,630)

Comprehensive income	$57,391,398

Balance as of December 31, 2010		44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statement of Cash Flows
For the three years ended December 31, 2010

	Year Ended December 31,
	2010	2009	2008

Cash flows from operations:
Net income	$56,025,019	$33,208,793	$18,811,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,921,650	3,893,752	3,335,673
Foreign currency gains	—	—	(7,827,112)
Interest expense	—	213,878	300,368
Accrued interest	(504,874)	90,339	57,293
Stock-based compensation expense — stock options	244	1,752	4,719
Stock-based compensation expense — restricted shares	37,696	74,382	105,560
LTRP accrued compensation	3,479,066	1,924,149	839,303
Deferred income taxes	(7,053,030)	(3,607,292)	(2,151,858)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(7,063,942)	(2,974,890)	4,026,218
Funds receivable from customers	(2,324,575)	(942,407)	26,573,209
Prepaid expenses	(333,755)	(287,836)	(153,582)
Other assets	(3,643,650)	(2,591,353)	(1,415,575)
Accounts payable and accrued expenses	9,051,139	8,686,334	10,610,141
Funds payable to customers	15,458,416	12,421,412	2,294,847
Provisions	(63,549)	302,987	(1,277,664)
Other liabilities	(89,402)	(713,014)	1,645,976

Net cash provided by operating activities	67,896,453	49,700,986	55,779,177

Cash flows from investing activities:
Purchase of investments	(121,266,157)	(80,060,909)	(110,056,368)
Proceeds from sale and maturity of investments	76,062,629	81,728,485	115,342,531
Payment for businesses acquired, net of cash acquired	—	—	(39,181,473)
Purchases of intangible assets	(416,450)	(955,679)	(58,238)
Purchases of property and equipment	(13,214,043)	(3,798,170)	(4,904,991)

Net cash used in investing activities	(58,834,021)	(3,086,273)	(38,858,539)

Cash flows from financing activities:
Decrease in short term debt	—	(310,634)	(9,137,223)
Loans paid	(3,000,000)	(15,000,000)	—
Repurchase of Treasury Stock	—	—	(2,598,223)
Stock options exercised	18,199	28,354	83,089

Net cash used in financing activities	(2,981,801)	(15,282,280)	(11,652,357)

Effect of exchange rate changes on cash and cash equivalents	946,433	996,857	(3,471,576)

Net increase in cash and cash equivalents	7,027,064	32,329,290	1,796,705
Cash and cash equivalents, beginning of the year	49,803,402	17,474,112	15,677,407

Cash and cash equivalents, end of the year	$56,830,466	$49,803,402	$17,474,112

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Consolidated Statement of Cash Flows
For the three years ended December 31, 2010

	Year Ended December 31,
	2010	2009	2008

Supplemental cash flow information:
Cash paid for interest	$5,781,058	$12,332,592	$7,138,402
Cash paid for income taxes	22,253,947	11,650,007	7,921,206

Acquisition of DeRemate and Classified Media Group:
Cash and cash equivalents	$—	$—	$691,632
Funds receivable from customers	—	—	117,473
Accounts receivable	—	—	6,569,098
Tax credits	—	—	604,419
Other current assets	—	—	918,856
Non current assets	—	—	504,927

Total assets acquired	—	—	9,406,405

Accounts payable and accrued expenses	—	—	4,578,830
Funds payable to customers	—	—	146,191
Taxes payable	—	—	1,204,479
Payroll and social security payable	—	—	395,112
Other liabilities	—	—	1,590,371
Non current liabilities	—	—	14,000
Provisions	—	—	1,548,391

Total liabilities assumed	—	—	9,477,374

Net assets acquired	—	—	(70,969)

Goodwill	—	—	52,638,036
Trademarks	—	—	5,622,188
Customer lists	—	—	1,227,600
Non Compete Agreement	—	—	573,484
Deferred income tax on intangible assets	—	—	(2,598,145)

Total purchase price	—	—	57,392,194

Cash and cash equivalents acquired	—	—	(691,632)

Payment for businesses acquired, net of cash acquired	$—	$—	$39,181,473

Seller financing for DeRemate business acquisition (1)	$—	$—	$17,519,088

(1)	The Seller financing for DeRemate business acquisition is presented net of working capital adjustment (See note 6 for more details)
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
1.	Nature of Business
MercadoLibre Inc. (the “Company”) is an e-commerce enabler whose mission is to build the necessary online and technology tools to allow practically anyone to trade almost anything in Latin America.
The Company pioneered online commerce in the region by developing a Web-based marketplace in which buyers and sellers are brought together to browse, buy and sell items such as computers, electronics, collectibles, automobiles, clothing and a host of practical and miscellaneous items. The Company’s trading platform is a fully automated, topically arranged, online service. The Company’s platform supports a fixed price format in which sellers and buyers trade items at a fixed price established by sellers, and an auction format in which sellers list items for sale and buyers bid on items of interest. Additionally, the Company introduced MercadoPago in 2004, an integrated online payments solution. MercadoPago was designed to facilitate transactions on the MercadoLibre Marketplace by providing an escrow mechanism that enables users to send and receive payments online, and has experienced consistent growth since its launch.
Since 2004, the Company introduced an online classifieds platform for motor vehicles, vessels and aircrafts and since 2006 the real state online classifieds platform. Buyers usually require a physical inspection of these items or specific types of interactions with the sellers before completing a transaction, and therefore an online classified advertisements service is better suited for purchase and sale of these types of items than the traditional online purchase and sale format. For these items, buyers can search by make, model, year and price, and sellers can list their phone numbers and receive prospective buyers’ e-mail addresses, in order to allow for instant and direct communication between sellers and potential buyers. For real estate listings, in addition to posting their contact information, individual owners or real estate agents can also upload pictures and videos of the property for sale and include maps of the property’s location and layout. In addition, the Company launched several initiatives to improve its platform and expand its reach. Particularly relevant were the launch of eShops in 2006, a new platform tailored to attract lower rotation items and increase the breadth of products offered, the introduction of user generated information guides for buyers that improve the shopping experience, and the expansion of the online classifieds model by adding the services category. In terms of geographic expansion, the Company launched sites in Costa Rica, the Dominican Republic, and Panama.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
1.	Nature of Business (Continued)
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
As of December 31, 2010, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.
2.	Summary of Significant Accounting Policies
Principles of consolidation
The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. These financial statements are stated in US dollars. All intercompany transactions and balances have been eliminated.
Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.6% of the consolidated totals during 2010, 99.3% of the consolidated totals during 2009 and 98.3% of the consolidated totals during 2008. Long-lived assets located in the foreign operations totaled $81,834,265 and $67,523,246 as of December 31, 2010 and 2009, respectively. Cash and cash equivalents as well as short-term and long term investments, totaling $141,019,513 and $91,010,944 as of December 31, 2010 and 2009, respectively, are mainly located in the United States of America.

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
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase, consisting primarily of money market funds and certificates of deposit, to be cash equivalents. Cash equivalents are stated at amortized cost plus accrued interest.
Investments
Time deposits are valued at amortized cost plus accrued interest. Securities classified as available-for-sale are recorded at fair market value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income (loss) as a separate component of shareholders’ equity, net of tax. Investments classified as held-to-maturity are recorded at amortized cost with interest income recorded in earnings. Investments are classified as current or non-current depending on their maturity dates and availability to fund operations.
Fair Value Measurements
Cash, money markets, corporate debt securities, sovereign debt securities and assets backed securities are valued at fair value. Deposits, accounts receivables, funds receivables from customers, other receivables, other assets, accounts payables, payroll and social security payables, taxes payables, loans and provisions and other liabilities are valued cost which approximates their fair value because of its short term maturity. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Concentration of credit risk
Cash, cash equivalents, investments and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents and investments are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and MercadoPago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. The Company maintains an allowance for doubtful accounts receivable and funds receivable from customers based upon its historical experience and the current condition of specific customers. Historically, such losses have been within management expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to operating expense.
During the years ended December 31, 2010, 2009 and 2008, no customers accounted for more than 5% of net revenues. As of December 31, 2010 and 2009, no customers accounted for more than 5% of accounts receivables, net.
Allowance for doubtful accounts
The company maintains allowances for doubtful accounts for estimated losses that may result from the inability of its customers to make required payments. Allowances are based upon several factors including, but not limited to, historical experience and the current condition of specific customers.
Funds receivable and funds payable to customers
Funds receivable relate to the Company’s payments solution and arise due to the time taken to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, there is a period before the cash is received by the Company. Hence, these funds are treated as a receivable until the cash is settled. These funds are presented net of the related allowance for chargebacks.
Funds payable relate also to the Company’s payments solution and means amounts due to sellers held by the Company until the transaction is completed. Funds, net of any amount due to the Company, are maintained in the seller current account until collection is requested by the customer.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Transfer of Financial Assets
The Company sells funds receivable from customers comprised by credit cards coupons to financial institutions. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received (3) the transferor does not maintain effective control over the transferred assets. As all the conditions were met, the Company derecognizes the financial assets from its balance sheet. As of December 31, 2010 and 2009, there is no continuing involvement with transferred assets. The aggregate amount of pre-tax gain recognized on sale of funds receivable from customers is $19,195,987, $7,795,447, and $1,978,579, for the fiscal year ended December 31, 2010, 2009 and 2008, respectively.
Property and equipment, net
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Repairs and maintenance costs are expensed as incurred.
Costs related to the planning and post implementation phases of website development efforts are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over an estimated useful life of three years. During the years ended December 31, 2010 and 2009, the Company capitalized $926,619 and $672,241, respectively.
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 floors and 70 parking spaces, where the Company has moved its headquarters and Argentine operation offices on February 14, 2011. As of December 31, 2009, the investment was recorded under the caption “Long-term investments” in the Company’s balance sheet.
On August 31, 2010, the Company’s Argentine subsidiary received the certificate of possession of the building and started incurring in additional costs in order to bring the building into conditions of being used by the company. Therefore, the company reclassified the building cost to “Property and Equipment” in the balance sheet and started accounting all costs necessary to bring the building in condition to be used under that caption of the balance sheet. As of December 31, 2010, the building cost amounts to $8,854,879.
The building will be depreciated from the date when it was ready to be used, using the straight-line depreciation method over a 50-year depreciable life.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Goodwill, net
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Intangible assets, net
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
Goodwill and certain indefinite life trademarks are reviewed at the end of the year for impairment or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and certain trademarks is tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Cash flow projections used are based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The average discount rate used for 2010 was 18.9% and for 2009 was 20.6%. Those rates reflect the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in the Company’s market share.

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
The most significant services and fees and their related revenue recognition criteria applied during 2008 through 2010 have been:
• Services for intermediation between on-line buyers and sellers, for which the company charges a percentage on the transaction value (“final value fees”), are recognized as revenue once the sale transaction between the buyer and seller is successfully completed (which occurs upon confirmation of the sale by the seller in the case of sales at a fixed price, or once the bidding period ends for auction transactions).
• Services for the use of the Company’s on-line payments solution, either for transactions on or off-platform ordered by Mercadopago customers. The fee that we charge for all off-marketplace platform transactions is recorded as revenue once the transaction is completed, at the time when the payment is processed by the Company. For on-marketplace platform transactions, we generate revenue in the countries where we offer the service in a way that implies that the customer has to pay an additional fee for the right to use the payments solution. In 2010 we no longer charged a separate fee for on-platform transactions in certain countries (See note 7).
• Listing and optional feature services, which fees relate to the right of a seller to have the item offered listed in a preferential way, as well as classified advertising services, are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and is not subject to successful sale of the items listed.
• Advertising revenues which are principally derived from MercadoClics services are recognized ratably during the advertising period, and the sale of banners or sponsorship of sites are recognized based on per-click values and as the impressions are delivered.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Derivative Financial Instruments
During November and December 2008 and March 2009, the Company entered into written put options of its own stock. Those derivative financial instruments were not accounted for as hedges and, therefore, changes in the fair value of these instruments were recorded in the statement of income as interest income and other financial gains. As of December 31, 2010 and 2009 there is no written put options transaction outstanding. See “Note 17 — Share Repurchase Plan” for a full description of derivative financial instrument activities and related accounting policies.
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
Fair value of restricted and additional shares and shares granted under the 2008 LTRP is calculated using the grant date price of the Company’s shares.
Compensation cost is recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in-substance, multiple awards.
The liability related to the variable portion of 2010 and 2009 long term retention plan is remeasured at fair value using the last 60 days average stock price at December 31, 2010 (See Note 16 “Long Term Retention Plan” for more details).
Taxes on revenues
The Company subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of net revenues and totaled $15,049,821, $10,754,724, and $8,179,443 for the years ended December 31, 2010, 2009 and 2008, respectively.
Advertising Costs
Advertising costs are expensed as incurred and totaled $20,173,078, $21,967,844 and $22,512,409 for the years ended December 31, 2010, 2009 and 2008, respectively.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Comprehensive Income
Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income for the years ended December 31, 2010, 2009 and 2008 amounted to $57,391,398, $20,318,216 and $3,834,129, respectively.
Foreign Currency Translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela for the year ended December 31, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency loss” and amounted to $(62,447), $(2,658,476) and $(1,531,144) for the years ended December 31, 2010, 2009 and 2008, respectively.
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
According to US GAAP, the Company transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering the US dollar as the functional currency. See “Highly inflationary status in Venezuela” below.
Therefore, no translation effect was accounted for in other comprehensive income during the year ended December 31, 2010 related to the Venezuelan operations.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation (Continued)
Until May 13, 2010, the only way by which US dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through Commission for the Administration of Foreign Exchange (“CADIVI”). Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities used the “parallel” market to exchange currency because of the delays of CADIVI in approving in a timely manner the exchange as requested by such entities. Until May 13, 2010, the Venezuelan subsidiaries used this mechanism to exchange Bolivares Fuertes for US dollars and accordingly the Company used the parallel average exchange rate to re-measure those foreign currency transactions.
However, on May 14, 2010, the Venezuelan government enacted reforms to its exchange regulations and closed-down such parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Venezuelan Central Bank (BCV) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.
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
As a consequence of this new system, commencing on June 9, 2010, the Company transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 “Bolivares Fuertes” per U.S. dollar as of June 9, 2010.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation (Continued)
For the period beginning on May 14, 2010 and ending on June 8, 2010 (during which there was no open foreign currency markets) the Company applied US GAAP guidelines, which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used.
Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the abovementioned period. As of December 31, 2010, the exchange rate used to re-measure transactions is 5.30 Bolivares Fuertes per US dollar.
The net investment in the Venezuelan subsidiaries, before intercompany eliminations, amounts to $13,715,759 and $8,914,007 as of December 31, 2010 and 2009.
The Company has assessed the new regulations and has concluded that, considering its effects as currently formulated, they should not have a material impact on the normal running of its business in Venezuela.
Highly inflationary status in Venezuela
During May 2009, the International Practices Task Force discussed the highly inflationary status of the Venezuelan economy. Historically, the Task Force has used the Consumer Price Index (CPI) when considering the inflationary status of the Venezuelan economy.
The CPI existed since 1984. However, the CPI covered only the cities of Caracas and Maracaibo. Commencing on January 1, 2008, the National Consumer Price Index (NCPI) was developed to cover the entire country of Venezuela. Since inflation data was not available to compute a cumulative three year inflation rate for the entire country solely based on the NCPI, the Company used a blended rate using the NCPI and CPI to calculate Venezuelan inflation rate.
The cumulative three year inflation rate as of December 31, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the periods after January 1, 2008. The blended CPI/NCPI three-year inflation index (23 months of NCPI and 13 months of CPI) as of November 30, 2009 exceeded 100%. According to US GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1, 2010. Therefore, the Company transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering the US dollar as the functional currency.

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
The Company is subject to an enacted Mexican business flat tax called “Impuesto Empresarial a Tasa Unica” (“IETU”). The IETU is a cash-basis income tax which rate is 17.5%. The Company pays the higher of IETU or income tax. The effect of IETU has been included in the income / asset tax expense line for the year ended December 31, 2010, 2009 and 2008 for approximately $nil, $468,211 and $807,407.
From fiscal year 2008 to fiscal year 2018, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, during these 10 years. Aggregate tax relief totaled $4,533,039 and $2,772,569 for the years ended December 31, 2010 and 2009, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.10 and $0.06 for the year ended December 31, 2010 and 2009, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.
As of December 31, 2010 and 2009, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $2,436,224 and $2,879,999, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
2.	Summary of Significant Accounting Policies (Continued)
Uncertainty in Income Taxes
On January 1, 2007 the Company adopted the accounting guidance on the accounting for uncertainty in income taxes. This guidance prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The adoption of the new accounting guidance had no significant impact on the Company’s consolidated financial statements.
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
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
On July 21, 2010, the FASB issued an amendment to disclosures about the credit quality of financial receivables and the allowances for credit losses by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. Management estimates that there will be no significant effect on the company’s financial statements.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
3.	Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the year by the weighted average number of common shares outstanding during the year.
The Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income available to common stockholders for the years ended December 31, 2010 and 2009, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.
Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.
The following table shows how net income is allocated using the two-class method for earnings per common share for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income available to common shareholders	$56,025,019	$56,025,019	$33,208,793	$33,208,793	$18,811,661	$18,811,661

Net income available to common shareholders attributable to unvested restricted shares	4,679	4,679	3,515	3,515	—	—

Net income available to common shareholders attributable to common stock	$56,020,340	$56,020,340	$33,205,278	$33,205,278	$18,811,661	$18,811,661

MercadoLibre Inc.
Notes to Consolidated Financial Statements
3.	Net income per share (Continued)
Net income per share of common stock is as follows for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$1.27	$1.27	$0.75	$0.75	$0.43	$0.42

Numerator:
Net income available to common shareholders	$56,020,340	$56,020,340	$33,205,278	$33,205,278	$18,811,661	$18,811,661

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	$44,124,018	$44,124,018	44,086,892	44,086,892	44,239,443	44,239,443
Adjustment for stock options	—	13,982	—	46,413	—	98,507
Adjustment for restricted shares	—	—	—	—	—	498
Adjustment for additional shares	—	—	—	3,366	—	10,502
Adjustment for shares granted under LTRP	—	8,858	—	7,697	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	$44,124,018	$44,146,858	$44,086,892	$44,144,368	$44,239,443	$44,348,950

The calculation of diluted net income per common share excludes all anti-dilutive shares. For the years ended December 31, 2010, 2009 and 2008, the numbers of anti-dilutive shares are as follows:

	Year Ended December 31,
	2010	2009	2008
Anti-dilutive shares
Restricted shares	—	—	3,082
Shares granted under LTRP	—	—	21,591

	—	—	24,673

MercadoLibre Inc.
Notes to Consolidated Financial Statements
4.	Short-term and long-term investments
The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2010	2009
Short-term investments
Time Deposits	$4,944,761	$6,332,738
Corporate Debt Securities	398,005	8,247,447

Total	$5,342,766	$14,580,185

Long-term investments
Arias Trust (1)	$—	$7,169,425
Time Deposits	40,396,183	19,191,406
Sovereign Debt Securities	13,147,239	—
Corporate Debt Securities	10,983,756	266,526
Asset Backed Securities	14,319,103	—

Total	$78,846,281	$26,627,357

(1)
As of December 31, 2009, this investment represented an undivided interest for more than 20% of the total amount of the real estate trust, for that reason, it was accounted for under the equity method and it was classified as Long-Term Investments in the balance sheet (See Note 15 — Other Commitments and Note 2 “Property and equipment, net”).

Unrealized gains of available-for-sale securities, net of tax, were $45,527, $27,630, and $3,642 for the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010, the Company has no security considered held-to-maturity securities. As of December 31, 2009, corporate debt securities amounting to $468,925 were considered held-to-maturity securities.
The book value of held-to-maturity securities approximates their respective fair value and consequently there are no significant unrecognized gains or losses.
Interest income on time deposits and held to maturity securities were $1,749,562, $1,296,762 and $1,116,853 for the years ended December 31, 2010, 2009 and 2008.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
5.	Balance sheet components

	December 31,	December 31,
	2010	2009
Accounts receivable, net:
Users	$21,722,252	$4,711,641
Credit cards and other means of payments	861,082	1,882,430
Advertising	1,591,855	1,852,786
Others debtors	3,552	119,527

	24,178,741	8,566,384
Allowance for doubtful accounts	(11,560,568)	(3,698,007)

	$12,618,173	$4,868,377

	December 31,	December 31,
	2010	2009
Funds receivable from customers
Credit cards and other means of payments	$6,285,150	$3,873,351
Allowance for chargebacks	(133,632)	(87,549)

	$6,151,518	$3,785,802

	December 31,	December 31,
	2010	2009
Other current assets:
VAT credits	$1,299,578	$447,998
Other taxes	4,377,870	1,705,650
Other	1,190,319	915,282

	$6,867,767	$3,068,930

	December 31,	December 31,
	2010	2009
Other non current assets:
Legal Deposits	$428,926	$334,680
Other	342,297	333,264

	$771,223	$667,944

MercadoLibre Inc.
Notes to Consolidated Financial Statements
5.	Balance sheet components (Continued)

	Estimated
	useful life	December 31,	December 31,
	(years)	2010	2009
Property and equipment, net:
Equipment	3-5	$12,930,592	$8,958,580
Building	50	8,854,879	—
Furniture and fixtures	3-5	6,697,246	2,847,345
Software	3	3,447,549	2,424,533
Cars	3	362,962	—

		32,293,228	14,230,458
Accumulated depreciation		(11,475,516)	(8,282,182)

		$20,817,712	$5,948,276

	Year Ended December 31,
	2010	2009	2008
Depreciation and amortization:
Cost of net revenues	$384,635	$308,260	$333,029
Product and technology development	3,327,350	2,552,921	2,205,369
Sales and marketing	42,175	38,567	154,130
General and administrative	1,167,490	994,004	643,145

	$4,921,650	$3,893,752	$3,335,673

	December 31,	December 31,
	2010	2009
Accounts payable and accrued expenses:
Accounts payable	$11,527,279	$7,230,325
Accrued expenses
Advertising	2,592,734	2,594,322
Professional fees	598,830	586,945
Other expense provisions	2,407,873	1,184,952
Other current liabilities	105,387	3,090

	$17,232,103	$11,599,634

MercadoLibre Inc.
Notes to Consolidated Financial Statements
5.	Balance sheet components (Continued)

	December 31,	December 31,
	2010	2009
Current loans payable and other financial liabilities:
Loans related to DR operations acquisition (1)	$—	$3,213,878
Other loans	—	114
Car leasing financing (2)	100,031	—

	$100,031	$3,213,992

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

(2)	See note 15 — Operating Leasing

	December 31,	December 31,
	2010	2009
Non current loans payable and other financial liabilities:
Car leasing financing (1)	$188,846	$—

	$188,846	$—

(1)	See note 15 — Operating Leasing

	December 31,	December 31,
	2010	2009
Non current other liabilities:
Provisions and contingencies	$1,651,140	$1,402,457
Other	258	258

	$1,651,398	$1,402,715

	December 31,	December 31,	December 31,
	2010	2009	2008
Accumulated other comprehensive income:
Foreign currency translation	$(22,444,566)	$(23,793,048)	$(10,878,483)
Unrealized gains on investments	71,733	41,466	5,603
Estimated tax loss on unrealized gains on investments	(26,206)	(13,836)	(1,961)

	$(22,399,039)	$(23,765,418)	$(10,874,841)

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6.	Business Combinations, Goodwill and Intangible Assets
Business Combinations
The following acquisitions were consummated by the Company during the year ended December 31, 2008. No acquisitions were consummated during the years ended December 31, 2009 and 2010.
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

On September 5, 2008, the Company completed, through one of its subsidiaries, Hammer.com, LLC, the acquisition of all of the issued and outstanding shares of capital stock of DeRemate.com de Argentina S.A., a company organized under the laws of Argentina (“DR Argentina”), DeRemate.com Chile S.A., a company organized under the laws of Chile (“DR Chile”), Interactivos y Digitales México S.A. de C.V., a company organized under the laws of Mexico (“ID Mexico”) and Compañía de Negocios Interactiva de Colombia E.U., a company organized under the laws of Colombia (“CNI Colombia” and together with DR Argentina, DR Chile, and ID Mexico, the “Acquired Entities”). Also, on September 5, 2008, the Company entered into an asset purchase agreement to acquire certain URLs, domain names, trademarks, databases and intellectual property rights that are used or useful in connection with the online platforms of the Acquired Entities. The Acquired Entities operated online trading platforms in Argentina (www.deremate.com.ar), Chile (www.deremate.cl), Mexico (www.dereto.com.mx) and Colombia (www.dereto.com.co).

The aggregate purchase price paid by the Company to the Sellers for the shares of capital stock of the Acquired Entities and the related assets was $40,000,000. The Company paid the Sellers $22,000,000 in cash. In addition, on September 5, 2008, the Company issued to the Sellers ten (10) unsecured promissory notes having an aggregate principal amount of $18,000,000, $8,000,000 of which were subject to set-off rights in favor of the Company for working capital adjustments and liabilities relating to the assumption of certain contracts by the Company, $4,000,000 of which were subject to set-off rights in favor of the Company for indemnification obligations of the Sellers and the remaining $6,000,000 were not subject to set-off rights. Each of the promissory notes had a one-year term, bore interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the third four months and could be prepaid by the Company without penalty. Pursuant to the terms of each promissory note, until the principal amount plus interest is repaid, the Company might not incur indebtedness in excess of $55,000,000 in the aggregate.

On February 12, 2009, the Company agreed to modify the maturity conditions of the promissory note as follows: (i) 3,000,000 on June 5, 2009 (ii) 9,000,000 on September 5, 2009 (iii) 3,000,000 on December 5, 2009 and (iv) 3,000,000 on March 5, 2010. The promissory notes bore interest at 3.17875% plus 1.5% for the first four months, 2.0% for the second four months and 2.5% for the remaining period up to its maturity. In addition, on that date the Company finished the purchase price allocation period and the Company agreed with the Sellers a working capital adjustment for $480,912 to be paid by the Sellers to the Company.

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
As of December 31, 2010, the Company has paid all the promissory notes related to DeRemate acquisition.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6.	Business Combinations, Goodwill and Intangible Assets (Continued)
Business Combinations (Continued)
The following table summarizes the net tangible assets acquired in the abovementioned business combinations:

	CMG	DeRemate	Total

Cash and cash equivalents	$554,739	$136,893	$691,632
Funds receivable from customers	—	117,473	117,473
Accounts receivable	56,613	6,512,485	6,569,098
Tax Credits	—	604,419	604,419
Other current assets	904,791	14,065	918,856
Non current assets	365,190	139,737	504,927

Total assets acquired	$1,881,333	$7,525,072	$9,406,405

Accounts payable and accrued expenses	69,516	4,509,314	4,578,830
Funds payable to customers	—	146,191	146,191
Taxes payable	459,462	745,017	1,204,479
Social security payable	243,141	151,971	395,112
Other liabilities	—	1,590,371	1,590,371
Non current liabilities	14,000	—	14,000
Provisions	408,336	1,140,055	1,548,391

Total liabilities assumed	$1,194,455	$8,282,919	$9,477,374

Net tangible assets (liabilities)	$686,878	$(757,847)	$(70,969)

Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2010	2009
Goodwill	$60,496,314	$59,822,746

Intangible assets with indefinite lives
- Trademarks	2,460,952	2,415,874
Amortizable intangible assets
- Licenses and others	2,606,402	2,227,315
- Non-compete agreement	1,241,357	1,218,393
- Customer list	1,607,097	1,593,861

Total intangible assets	$7,915,808	$7,455,443
Accumulated amortization	(3,774,641)	(2,939,625)

Total intangible assets, net	$4,141,167	$4,515,818

MercadoLibre Inc.
Notes to Consolidated Financial Statements
6.	Business Combinations, Goodwill and Intangible Assets (Continued)
Goodwill and Intangible Assets (Continued)
Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, are as follows:

	Year Ended December 31, 2010
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,565,062	$24,446,463	$6,734,405	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$59,822,746
- Effect of exchange rates changes	565,587	(1,082,137)	562,483	255,063	—	347,129	25,443	673,568

Balance, end of the period	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314

	Year Ended December 31, 2009
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$9,361,697	$26,903,145	$5,365,727	$4,517,690	$13,636,502	$4,647,681	$1,220,332	$65,652,774
- Effect of exchange rates changes	3,203,365	(2,456,682)	1,368,678	252,870	(8,790,472)	453,258	138,955	(5,830,028)

Balance, end of the year	$12,565,062	$24,446,463	$6,734,405	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$59,822,746

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $841,774, $590,793, and $364,288 for the years ended December 31, 2010, 2009 and 2008, respectively.

Expected future intangible asset amortization from acquisitions completed as of December 31, 2010 is as follows:

For year ended 12/31/2011	$750,957
For year ended 12/31/2012	686,827
For year ended 12/31/2013	242,431

$1,680,215

7.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company ´s performance, the availability of separate financial information, and overall materiality considerations.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
7.	Segments (Continued)

Until the end of the second quarter of 2010, the Company had two reportable business segments: marketplace and payments. The payments segment included charges for the use of the payments platform that allowed buyers to use credit cards for payments, and a financial charge when payments in installments were chosen. Since the third quarter of 2010, the Company has redefined its segment reporting eliminating the business segmentation between marketplace and payments segments because management has decided to cease charging to buyers as a separate fee for using the payments platform in Brazil and Argentina, and rather allow all buyers to pay either directly to sellers or through the Company’s platform without a special charge. The former payment fees are now embedded in the MercadoLibre Marketplace fees. As a result, most of the revenue that used to be derived from the payments segment is no longer billed to buyers, and so management ceased the monitoring of the payment platform activity as a separate segment. Consequently, since the third quarter of 2010, the Company segment reporting is based on geographic areas, being this the new criteria used by management to evaluate the Company’s performance. MercadoPago continues charging a specific fee to its users when their payments are not related to a Mercadolibre marketplace transactions and a financing charge when the installment-payment option is chosen by marketplace and non-marketplace users. The Company’s segments are five including Brazil, Argentina, Mexico, Venezuela and Other Countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, headcount compensation, third party fees. All corporate related costs have been excluded from the Company’s direct contribution.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
7.	Segments (Continued)
The following tables summarize the financial performance of the Company’s reporting segments (the tables related to the years ended December 31, 2009 and 2008 have been restated accordingly):

	Year Ended December 31, 2010
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$122,825,076	$39,892,763	$18,950,450	$20,885,541	$14,161,883	$216,715,713
Direct costs	(73,393,467)	(19,649,506)	(11,723,168)	(9,875,510)	(7,785,914)	(122,427,565)

Direct contribution	49,431,609	20,243,257	7,227,282	11,010,031	6,375,969	94,288,148

Operating expenses and indirect costs of net revenues						(19,689,585)

Income from operations						74,598,563

Other income (expenses):
Interest income and other financial gains						4,931,215
Interest expense and other financial results						(7,601,671)
Foreign currency gains						(62,447)
Other income, net						—
						—
Net income before income / asset tax expense						$71,865,660

	Year Ended December 31, 2009
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Consolidated

Net revenues	$93,087,758	$26,737,937	$15,314,982	$27,331,095	$10,371,849	$172,843,621
Direct costs	(50,230,893)	(12,506,604)	(9,655,783)	(13,717,899)	(5,978,443)	$(92,089,622)

Direct contribution	42,856,865	14,231,333	5,659,199	13,613,196	4,393,406	80,753,999

Operating expenses and indirect costs of net revenues						(24,720,280)

Income from operations						56,033,719

Other income (expenses):
Interest income and other financial gains						2,695,109
Interest expense and other financial results						(13,357,554)
Foreign currency loss						(2,658,476)
Other income, net						—

Net income before income / asset tax expense						$42,712,798

	Year Ended December 31, 2008
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Consolidated

Net revenues	$73,692,604	$19,862,790	$13,894,730	$23,123,837	$6,448,659	$137,022,620
Direct costs	(44,369,978)	(10,710,931)	(9,207,740)	(12,166,313)	(4,296,080)	$(80,751,042)

Direct contribution	29,322,626	9,151,859	4,686,990	10,957,524	2,152,579	56,271,578

Operating expenses and indirect costs of net revenues						(18,747,647)

Income from operations						37,523,931

Other income (expenses):
Interest income and other financial gains						1,822,385
Interest expense and other financial results						(8,442,427)
Foreign currency loss						(1,531,144)
Other expenses, net						73,159

Net income before income / asset tax expense						$29,445,904

MercadoLibre Inc.
Notes to Consolidated Financial Statements
7.	Segments (Continued)
The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2010	2009
US long-lived tangible assets	$3,617,420	$2,746,059

Other countries long-lived tangible assets
Argentina	13,580,175	1,978,652
Brazil	3,264,625	883,712
Mexico	68,878	71,064
Venezuela	206,815	196,846
Other countries	79,799	71,943

	$17,200,292	$3,202,217

Total long-lived tangible assets	$20,817,712	$5,948,276

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2010	2009
US intangible assets	$3,507	$17,535

Other countries goodwill and intangible assets
Argentina	24,825,718	26,188,435
Brazil	13,137,658	12,597,173
Mexico	5,043,335	4,818,438
Venezuela	6,595,866	6,602,677
Other countries	15,031,397	14,114,306

	$64,633,974	$64,321,029

Total goodwill and intangible assets	$64,637,481	$64,338,564

MercadoLibre Inc.
Notes to Consolidated Financial Statements
8.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	December 31,	identical Assets	December 31,	identical Assets
Description	2010	(Level 1)	2009	(Level 1)
Assets
Cash and Cash Equivalents:
Money Market Funds	$14,578,477	$14,578,477	$26,298,189	$26,298,189
Investments:
Asset backed securities	14,319,103	14,319,103	—	—
Sovereign Debt Securities	13,147,239	13,147,239	—	—
Corporate Debt Securities	11,381,761	11,381,761	8,045,048	8,045,048

Total financial Assets	$53,426,580	$53,426,580	$34,343,237	$34,343,237

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of December 31, 2010 and 2009, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).
The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.
In addition, as of December 31, 2010, the Company had $45,340,944 of short-term and long-term investments, which consisted of time deposits considered held to maturity investments. As of December 31, 2009, the Company had $25,993,069 of short-term and long-term investments, which consisted of time deposits and corporate debt securities considered held to maturity securities. Those investments are accounted for at amortized cost which, as of December 31, 2010 and 2009, approximates their fair values.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
8.	Fair Value Measurement of Assets and Liabilities (Continued)
As of December 31, 2010 and 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in money market funds and bank deposits. In addition, the carrying value of accounts receivables, funds receivables from customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities approximates their fair values because of its short term maturity.
For the years ended December 31, 2010 and 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles. As of December 31, 2010 and 2009, the Company does not have any non-financial assets or liabilities measured at fair value.
As of December 31, 2010 and 2009, the fair value of short and long-term investments classified as available for sale securities are as follows:

	December 31, 2010
		Gross
	Gross Amortized	Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses (1)	Value
Short-term investments
Corporate Debt Securities	$398,752	$26	$(773)	$398,005

Total short-term investments	$398,752	$26	$(773)	$398,005

Long-term investments
Sovereign Debt Securities	$13,282,207	$98,958	$(233,926)	$13,147,239
Corporate Debt Securities	10,987,910	110,521	(114,675)	10,983,756
Asset Back Securities	14,107,501	439,239	(227,637)	14,319,103

Total long-term investments	$38,377,618	$648,718	$(576,238)	$38,450,098

Total	$38,776,370	$648,744	$(577,011)	$38,848,103

(1)	Unrealized loss position is for less than six months.

	December 31, 2009
		Gross
	Gross Amortized	Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Short-term investments
Corporate Debt Securities	$7,742,922	$62,285	$(26,685)	$7,778,522

Total short-term investments	$7,742,922	$62,285	$(26,685)	$7,778,522

Long-term investments
Corporate Debt Securities	$260,660	$5,866	$—	$266,526

Total long-term investments	$260,660	$5,866	$—	$266,526

Total	$8,003,582	$68,151	$(26,685)	$8,045,048

MercadoLibre Inc.
Notes to Consolidated Financial Statements
8.	Fair Value Measurement of Assets and Liabilities (Continued)
As of December 31, 2010, the estimated fair values of short-term and long-term investments classified by its contractual maturities are as follows:

2011	$398,005
2012	4,944,253
2013	4,162,437
2014	3,701,173
Thereafter	25,642,235

Total	$38,848,103

9.	Common Stock
Authorized, issued and outstanding shares
As of December 31, 2010, 2009 and 2008, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
As of December 31, 2010 and 2009, there were 44,131,376 and 44,120,269 shares of Common Stock issued and outstanding with a par value of $0.001 per share, respectively.
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
10.	Mandatorily Redeemable Convertible Preferred Stock
As of December 31, 2010, 2009 and 2008, pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2010, 2009 and 2008, the Company has no preferred stock subscribed and nor issued.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
11.	Compensation Plan for Outside Directors
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
On June 10, 2009, the Company issued an aggregate of 2,305 shares of common stock and 8,350 restricted shares of common stock (the “Restricted Shares”) to the outside directors. The Restricted Shares vested in full in June 2010. Restricted Shares awarded to employees and directors were measured at their fair market value using the grant-date price of the Company’s shares. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $37,696, $85,689 and $115,566, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.
For the years ended December 31, 2010, 2009 and 2008, the Company also recognized nil, $27,944 and $105,560, respectively, of compensation expense related to prior awards of restricted shares to the outside directors, which amounts are included in operating expenses in the accompanying consolidated statement of income.
On June 25, 2010, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted The MercadoLibre, Inc. 2010 Director Compensation Program (the “Plan”) for outside directors which is effective as of June 10, 2010. Under the terms of the plan, each outside director will receive an annual fee for services provided to the Company from June 10, 2010 to June 9, 2011 payable as follows: (a) a Non-Adjustable Board Service Award which means a fixed cash payment of $32,436 and (b) an Adjustable Award which means a fixed cash amount of $43,248 multiplied by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the next Annual Meeting divided by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the prior year’s Annual Meeting. The plan also included a Non-Adjustable Chair Service Award for services provided to the Company from June 10, 2010 to June 9, 2011. Under the terms of the plan, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $16,218, $12,974, $5,406 and $10,812, respectively. The total accrued compensation cost for the year ended December 31, 2010 amounts to $280,247.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
12.	Stock Option Plan and Restricted Shares
Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.
On June 10, 2009, the Annual Shareholders’ Meeting approved the adoption of the 2009 Equity Compensation Plan, which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” scheduled to expire in November 2009. The 2009 plan has reserved for issuance 294,529 shares of the Company’s common stock under the 1999 plan. As of December 31, 2010, there are 279,893 shares available for grant under the 1999 plan.
Stock Options
Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Options granted under the Plan generally vest over a three to four year period and expire ten years after the date of grant. At December 31, 2010, there were 279,893 shares of Common Stock available for additional awards under the Plan.
Stock-based compensation expense related to stock options for the years ended December 31, 2010, 2009 and 2008 was $244, $1,752 and $4,719, respectively.
Stock-based compensation expense is based on the estimated portion of the awards that are expected to vest. As of December 31, 2010, total stock-based compensation is vested.
There was no granting during the period from January 1, 2007 to December 31, 2010.
Stock option activity is as follows:

	2010		2009
		Weighted-		Weighted-
	Number of	average	Number of	average
	options	exercise price	options	exercise price
Outstanding, beginning of year	18,889	$2.02	53,919	$1.23
Exercised	(7,126)	2.55	(35,030)	0.81

Outstanding, end of the year	11,763	1.69	18,889	2.02

Exercisable, end of the year	11,763	$1.69	17,211	1.90

MercadoLibre Inc.
Notes to Consolidated Financial Statements
12.	Stock Option Plan and Restricted Shares (Continued)
Stock Options (Continued)
The following details the outstanding options at December 31, 2010 and 2009:

December 31, 2010				December 31, 2009
	Outstanding		Exercisable		Outstanding		Exercisable
		Weighted-average				Weighted-average
		remaining				remaining
Exercise	Number of	contractual	Number of	Exercise	Number of	contractual	Number of
price	options	life (years)	options	price	options	life (years)	options
$0.01	—	—	—	$0.01	1,000	1.00	1,000
$1.50	11,263	4.21	11,263	$1.50	15,389	5.38	14,336
$6.00	500	5.75	500	$6.00	2,500	6.55	1,875

	11,763	4.28	11,763		18,889	5.30	17,211

Weighted average Exercise Price				Weighted average Exercise Price
- Options outstanding			$1.69	- Options outstanding			$2.02
- Options exercisable			$1.69	- Options exercisable			$1.90

	December 31,	December 31,
	2010	2009
Aggregate intrinsic value
- Options outstanding	$764,051	$941,679
- Options exercisable	$764,051	$859,979
The aggregate intrinsic value represents the difference between the Company’s closing stock price of $66.65 and $51.87 as of December 31, 2010 and 2009, respectively, and the exercise price multiplied by the number of options (outstanding and exercisable) as of December 31, 2010 and 2009.
Restricted Shares

On September 17, 2007, the Company awarded each of the two outside directors 1,000 Restricted Shares for their original grants. On January 24, 2008, the Company awarded a new outside director 600 Restricted Shares for his original grant. On May 6, 2008, the Board also designated a new director and a current director as outside directors, determining to extend the Company’s outside director compensation program to these two directors. On June 9, 2008, the Company awarded each of the two new outside directors 674 Restricted Shares for their original grants. As of December 31, 2010 and 2009, these shares are fully vested and are not restricted anymore.

However, as described in Note 11, the 8,350 shares related to the second year of board service were restricted shares for the year ended December 31, 2009 and vested in the 2010 annual stockholder’s meeting. As of December 31, 2010, there are no unvested shares awarded to outside directors.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
12.	Stock Option Plan and Restricted Shares (Continued)
Restricted Shares (Continued)
Based on the fair market value of the Company’s share at the grant date, total compensation cost for the 3,948 Restricted Shares awarded amounted to $149,470. For the year ended December 31, 2010, 2009 and 2008, the Company recognized $nil, $27,944 and $105,560 respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.
The additional grants of shares for fixed amounts of US dollars were classified as liabilities in the accompanying consolidated balance sheet up to June 10, 2009, the issuance date. As from the issuance date, the outstanding liabilities amounting to $171,099 as well as all future compensation cost is classified as equity. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $37,696, $85,689 and $115,566, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.
13.	Management incentive bonus plan
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

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2010.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
14.	Income Taxes
The components of pretax income in consolidated companies for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
United States	$(757,843)	$(842,576)	$(2,280,498)
Brazil	38,264,509	17,516,520	11,684,179
Argentina	17,131,466	11,462,508	9,903,988
Venezuela	9,272,804	7,838,746	7,998,791
Mexico	4,485,169	2,605,974	2,568,619
Other Countries	3,469,555	4,131,626	(429,175)

	$71,865,660	$42,712,798	$29,445,904

Income / Asset tax is composed of the following:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$—	$—	$—
Foreign	22,170,007	11,489,043	8,149,523

	22,170,007	11,489,043	8,149,523

Deferred:
Federal	416,098	—	—
Foreign	(6,785,532)	(2,512,958)	1,645,474

	(6,369,434)	(2,512,958)	1,645,474

	15,800,573	8,976,085	9,794,997

Asset Tax:
Federal	—	—	—
Foreign	40,068	527,920	839,246

	40,068	527,920	839,246

Income / asset tax expense	$15,840,641	$9,504,005	$10,634,243

MercadoLibre Inc.
Notes to Consolidated Financial Statements
14.	Income Taxes (Continued)
The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2010, 2009 and 2008 to income before taxes:

	Year Ended December 31,
	2010	2009	2008
Net income before income tax	$71,865,660	$42,712,798	$29,445,904
Weighted average income tax rate	34%	33%	35%

Provision at blended tax rate	$24,540,595	$14,083,389	$10,192,881
Permanent differences:
Non-deductible expenses	1,286,090	338,873	1,560,262
Dividend distibutions	622,334	1,246,218	3,172,495
Non-taxable income	(4,984,027)	(3,025,270)	(2,774,711)
Currency translation	(686,151)	(269,553)	(214,950)
Change in valuation allowance	(4,535,603)	(3,430,348)	(1,827,217)
Business Combination	—	—	(362,381)
True up	(442,665)	32,776	48,618

Income tax expense	$15,800,573	$8,976,085	$9,794,997

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Deferred tax assets
Allowance for doubtful accounts	$4,034,439	$2,032,421
Property and equipment, net	70,734	17,493
Accounts payable and accrued expenses	144,606	71,800
Payroll and social security payable	1,388,920	743,360
Other liabilities	270,746	472,543
Customer lists	72,478	58,450
Taxes payable	770,632	620,380
Provisions	2,308,378	1,786,431
Foreign tax credit	2,436,224	2,879,999
Tax loss carryforwards	9,207,470	10,533,478

Total deferred tax assets	20,704,627	19,216,355
Valuation allowance	(4,818,253)	(9,269,395)

Net deferred tax assets	15,886,374	9,946,960

Deferred tax liabilities
Unrealized net gains on investments	(26,206)	(14,258)
Property and equipment, net	(587,209)	(301,807)
Customer lists	(189,906)	(289,717)
Non compete agreement	(86,639)	(96,327)
Outside basis dividends	(2,806,200)	(3,623,134)
CMG trademarks	(861,333)	(845,556)
Foreign exchange effect	(610,206)	(1,568,286)

Total deferred tax liabilities	(5,167,699)	(6,739,085)

	$10,718,675	$3,207,875

MercadoLibre Inc.
Notes to Consolidated Financial Statements
14.	Income Taxes (Continued)
The total amount of $10,718,675 for the year ended December 31, 2010, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $12,911,256, $2,975,118 and $5,167,699, respectively.
The total amount of $3,207,875 for the year ended December 31, 2009, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $5,481,182, $2,897,492 and $5,170,799, respectively.
As of December 31, 2010, consolidated loss carryforwards for income tax purposes were $30,280,691. If not utilized, tax loss carryforwards will begin to expire as follows:

2011	$67
2012	48
2013	1,217,408
2014	1,729,138
Thereafter	27,334,030

Total	$30,280,691

As from January 1 2009, any release related to the valuation allowance related to the tax loss carryforwards of the acquired business is allocated to net income.
During the year ended December 31, 2010 and 2009, the Company has reversed $4,648,574 and $4,055,323, respectively related to certain foreign and domestic valuation allowances based on the assessment that it is more likely than not that the deferred tax asset will be realized.
As of December 31, 2010 there are $45.6 million of non-U.S. subsidiaries’ undistributed earnings. We have not considered some of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2010 for U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in our international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.
15.	Commitments and Contingencies
Litigation and Other Legal Matters
The Company has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of December 31, 2010, the Company had established reserves for proceeding-related contingencies of $1,489,079 to cover legal actions against the Company. As of December 31, 2010 no loss amount has been accrued for other legal actions considered by the Company’s legal counsels to be reasonably possible for the aggregate amount up to $3,647,524.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
As of December 31, 2010, 321 legal actions were pending in the Brazilian ordinary courts, 7 of which were related to alleged intellectual property infringement. In addition, as of December 31, 2010, there were more than 1,408 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.
On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. Both appeals are still pending. In the opinion of the Company’s legal counsel the probable loss amounts to 253,571 and a remaining amount of 1,787,000 was not reserved since it was considered reasonably possible but not probable.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
State of São Paulo Fraud Claim
On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On June 26, 2009, the Judge of the first instance court ruled in favor of the State of São Paulo prosecutor, declaring that the Brazilian subsidiary shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering us to remove from the Terms of Service of the Brazilian website any provision limiting the Company’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court. On September 29, 2009 the Company presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December, 1, 2009. The decision on the appeal is still pending. In the opinion of the Company’s legal counsel the risk of loss is reasonably possible.
City of São Paulo Tax Claim
On September 13, 2007, the Company paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to the Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. The Company had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million according to the exchange rate at that moment. In January 2005, the Brazilian subsidiary had moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction, therefore the Company believes it has strong defenses to the claims of the São Paulo authorities with respect to this period. As of the date of these financial statements, the Company believes that the risk of loss for this period is remote, and as a result, has not reserved provisions for this claim. On August 31, 2007, the Company presented administrative defenses against the authorities’ claim; however, their response is still pending. On September, 12, 2009 the tax authorities ruled against the Brazilian subsidiary. On October 13, 2009, the Company presented an appeal to the Conselho Municipal de Tributos or Sao Paulo Municipal Council of Taxes. On January 19, 2011, Sao Paulo Municipal Council of Taxes ruled our appeal and reduced the fine to approximately $4.7 million. The Company will appeal this decision. As of the date of these financial statements, the total amount of the claim is approximately $14.7 million including surcharges and interest. In the opinion of the Company’s legal advisors, it is unlikely and remote that the resolution of this matter could have a material negative effect on the Company’s results of operations and for the Company’s financial position.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15.	Commitments and Contingencies (Continued)
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
Intellectual property and regulatory claims, whether meritorious or not, are time consuming and costly to resolve, require significant amounts of management time, could require expensive changes in the Company’s methods of doing business, or could require the Company to enter into costly royalty or licensing agreements. The Company may be subject to patent disputes, and be subject to patent infringement claims as the Company’s services expand in scope and complexity. In particular, the Company may face additional patent infringement claims involving various aspects of the Payments businesses.
From time to time, the Company is involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as the Company’s business expands and the Company grows larger.
Litigation after December 31, 2010
After December 31, 2010 and up to the date of issuance of these consolidated financial statements, the Company was sued in 265 cases in ordinary courts (all of which correspond to the Brazilian subsidiary) and 299 new cases in consumer courts (230 of which correspond to the Brazilian subsidiary). No loss amount has been accrued in connection with these actions because a loss is not considered probable. However these actions are unlikely and remote that could have a material negative effect on the Company’s results of operations and financial position.
Other contingencies
As of December 31, 2010 the Company had reserved $159,455 against some tax contingencies (other than income tax) identified in some of its subsidiaries.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15.	Commitments and Contingencies (Continued)
Other Commitments
On June 19, 2008, the Company’s Argentine subsidiary agreed to participate in a real estate trust for the construction of an office building located in the City of Buenos Aires, buying 5,340 square meters divided into 5 floors and 70 parking spaces, where the Company moved its headquarters and Argentine operation offices in February 2011. As of December 31, 2010, the Argentine subsidiary has invested $8,854,879 and has invested an additional $138,883 in January 2011. Since August 31, 2010, this investment is accounted for as “Property and Equipment”. See Note 2 “Property and equipment, net”, for more detail.
Leases
The Company has leases for office space in the various countries it operates in. Total rental expense amounted to approximately $2,388,445, $2,363,566, and $1,735,791 for the years ended December 31, 2010, 2009 and 2008, respectively.
Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2011	1,678,641
For the year ended December 31, 2012	931,981
For the year ended December 31, 2013	896,485
For the year ended December 31, 2014	535,685
Thereafter	247,753

$4,290,545

On February 22, 2010, our Argentina subsidiary signed a car lease contract to buy 12 cars for certain employees. The remaining liability related to this lease contract amounts to $288,877 and matures in July 2013.
Employment Contracts
Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $1,200,000 per year, a performance based estimated bonus aggregating to approximately $1,200,000 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
15.	Commitments and Contingencies (Continued)
Employment Contracts (Continued)
Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in Note 17. Under the 2008 Plan the executive officers of the Company will receive approximately $334,585 and 6,373 shares in a period of 1 year and 3 months. In addition, under the 2009 Plan the executive officers of the Company will receive approximately $2,722,629 in a period of 6 years and 3 months. Under the 2010 Plan the executive officers of the Company will receive approximately $5,310,130 in a period of 7 years and 3 months.
16.	Long Term Retention Plan
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
The total compensation cost of the 2008 LTRP amounts to approximately $1.6 million including cash and shares. The 21,591 shares granted were valued at the grant-date fair market value of $36.8 per share. For the year ended December 31, 2010, the related accrued compensation expense was $246,357 corresponding $103,720 to the share portion of the award credited to Additional Paid-in Capital and $142,637 to the cash portion included in the Balance Sheet as Payroll and social security payable. For the year ended December 31, 2009, the related accrued compensation expense was $398,175 corresponding $155,470 to the share portion of the award credited to Additional Paid-in Capital and $242,705 to the cash portion included in the Balance Sheet as Payroll and social security payable. As of December 31, 2008, the related accrued compensation expense was $832,369 corresponding $315,327 to the share portion of the award credited to Additional Paid-in Capital and $517,042 to the cash portion which includes the Social security payable.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
16.	Long Term Retention Plan (Continued)
The following table summarizes the number of shares for each of the following groups:

	December 31,	December 31,
Number of Shares	2010	2009

Granted	21,591	21,591
Non-vested at the beginning of the year	15,015	21,591
Non-vested at the end of the year	10,163	15,015
Forfeited	3,847	2,976
Vested and paid to the employees	7,581	3,600
Outstanding	10,163	15,015
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at December 31, 2010:

December 31, 2010
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Shares outstanding	677,313	0.81
The aggregate intrinsic value of the shares paid on March 13, 2009 and March 31, 2010 under the 2008 LTRP amounts to $61,740 and $191,920 respectively, at each date.
On June 10, 2009, the Compensation Committee of the Board of Directors approved the 2009 employee long term retention plan (“the 2009 LTRP”). The award under the 2009 LTRP will be fully payable in cash in addition to the annual salary and bonus of each employee.
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
16.	Long Term Retention Plan (Continued)
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
As of December 31, 2010, the total compensation cost of the 2009 LTRP amounts to approximately $7.1 million and the related accrued compensation expense for the year ended December 31, 2010 was $1,675,185.
As of December 31, 2009, the total compensation cost of the 2009 LTRP amounts to approximately $5.8 million and the related accrued compensation expense for the year ended December 31, 2009 was $1,503,773.
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at December 31, 2010:

December 31, 2010
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	5,095,701	3.25
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
16.	Long Term Retention Plan (Continued)
The 2010 LTRP will be paid in 8 equal annual quotas (12.5% each) commencing on March 31, 2011. Each quota will be calculated as follows:
•	6.25% of the amount will be calculated in nominal terms (“the nominal basis share”),

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
As of December 31, 2010, the total compensation cost of the 2010 LTRP amounts to approximately $7.3 million and the related accrued compensation expense for the year ended December 31, 2010 was $1,657,952.
The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at December 31, 2010:

December 31, 2010
Weighted-average
	Aggregate	remaining
	Intrinsic	contractual
	value	life (years)

Outstanding	4,283,526	3.75
17.	Share Repurchase Plan
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

MercadoLibre Inc.
Notes to Consolidated Financial Statements
17.	Share Repurchase Plan (Continued)
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
No additional written put option transactions were made since the second quarter of 2009. As of December 31, 2010 and 2009 there was no written put options transaction outstanding.
Those derivative financial instruments were not accounted for as hedges and, therefore, the change in the fair value of these instruments was recorded in the income statement as interest income and other financial gains.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
18.	Related Party Transactions
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
Curtidos San Luis S.A.
The Company leases office space from Curtidos San Luis S.A.. Immediate family of Marcos Galperin (CEO) are managers and shareholders of the controlling company of Curtidos San Luis S.A.. During the years ended December 31, 2010, 2009 and 2008, the Company recognized expenses from Curtidos San Luis S.A. totaling $872,768, $903,094 and $868,803, respectively.
As of December 31, 2010 and 2009, the amounts payable to this supplier were $3,352 and $nil, respectively.
During the year ended December 31, 2009, the Company bought VAT credits from Curtidos San Luis S.A.. The Company recognized a gain for $37,451 related to the discount received in the transaction. As of December 31, 2009, there are no receivables related to these transactions.
eBay Inc.
The Company had an agreement with eBay for the use of marketing software, a paid search bidding tool, and 50% time of an analyst to manage it at eBay headquarters. During the year ended December 31, 2010, the Company recognized expenses from eBay Inc. for a total amount of $56,250. As of December 31, 2010, the amount payable to this supplier was $18,750.

MercadoLibre Inc.
Notes to Consolidated Financial Statements
19.	Valuation and qualifying accounts
The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2010, 2009 and 2008:

		Charged /
	Balance at	credited to		Charges	Balance
	beginning of	Net income /	DeRemate	Utilized /	at end of
	year	(loss)	acquisition	Write-offs	year
Allowance for doubtful accounts
Year ended December 31, 2008	6,612,425	8,369,652	—	(6,471,950)	8,510,127
Year ended December 31, 2009	8,510,127	9,681,048	—	(14,493,168)	3,698,007
Year ended December 31, 2010	3,698,007	15,093,326	—	(7,230,765)	11,560,568

Funds receivable from customers allowance for chargebacks
Year ended December 31, 2008	589,104	64,839	—	(486,923)	167,020
Year ended December 31, 2009	167,020	572,555	—	(652,026)	87,549
Year ended December 31, 2010	87,549	46,083	—	—	133,632

Tax valuation allowance
Year ended December 31, 2008	14,997,188	(1,507,873)	(1,837,123)	—	11,652,192
Year ended December 31, 2009	11,652,192	(897,123)	—	(1,485,674)	9,269,395
Year ended December 31, 2010	9,269,395	(3,946,289)	—	(504,853)	4,818,253

Contingencies
Year ended December 31, 2008	1,018,531	—	—	31,785	1,050,316
Year ended December 31, 2009	1,050,316	1,543,438	—	(1,354,174)	1,239,580
Year ended December 31, 2010	1,239,580	1,735,239	—	(1,326,285)	1,648,534

MercadoLibre Inc.
Notes to Consolidated Financial Statements
20.	Quarterly Financial Data (Unaudited)
The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2010, 2009 and 2008:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2010

Net Revenues	$45,937,774	$52,510,331	$55,951,378	$62,316,230
Gross profit	36,044,723	41,098,770	44,500,459	48,521,916
Net Income	9,620,601	11,673,962	18,790,963	15,939,493
Net Income per share-basic	0.22	0.26	0.43	0.36
Net Income per share-diluted	0.22	0.26	0.43	0.36
Weighted average shares
Basic	44,113,595	44,121,087	44,129,762	44,131,376
Diluted	44,149,700	44,145,255	44,151,367	44,151,762

2009

Net Revenues	$32,322,501	$40,901,799	$50,599,276	$49,020,045
Gross profit	25,688,515	32,306,322	40,208,605	38,682,129
Net Income	5,391,176	6,679,779	9,852,268	11,285,570
Net Income per share-basic	0.12	0.15	0.22	0.26
Net Income per share-diluted	0.12	0.15	0.22	0.26
Weighted average shares
Basic	44,069,134	44,074,462	44,088,936	44,108,207
Diluted	44,130,866	44,127,208	44,138,031	44,143,281

2008

Net Revenues	$28,840,730	$34,471,508	$40,260,643	$33,449,739
Gross profit	22,822,449	27,570,005	32,106,781	26,986,812
Net Income	2,067,677	2,947,095	5,875,792	7,921,097
Net Income per share-basic	0.05	0.07	0.13	0.18
Net Income per share-diluted	0.05	0.07	0.13	0.17
Weighted average shares
Basic	44,227,460	44,238,166	44,290,540	44,264,906
Diluted	44,368,011	44,369,317	44,379,682	44,369,635
21.	Subsequent Events
On February 18, 2011, the Board of Directors approved the first quarterly cash dividend distribution of $3.5 million or $0.08 per share. The dividend distribution will be paid on April 15, 2010 to stockholders of record as of the close of business on March 31, 2011.
* * * *