Form 10-Q
period 2011-03-31
MERCADOLIBRE INC
filed 2011-05-06
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33647
MercadoLibre, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0212790 (I.R.S. Employer Identification Number)
Arias 3751, 7th Floor
Buenos Aires, C1430CRG, Argentina
(Address of registrant’s principal executive offices)
011-54-11-4640-8000
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
44,136,660 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 2, 2011.

MERCADOLIBRE, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2011 and 2010	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	45

Item 4 — Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	48

Item 1A — Risk Factors	49

Item 6 — Exhibits	50

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010

MercadoLibre, Inc.
Condensed Consolidated Financial Statements
as of March 31, 2011 and December 31, 2010
and for the three-month periods
ended March 31, 2011 and 2010

MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$50,968,258	$56,830,466
Short-term investments	3,179,205	5,342,766
Accounts receivable, net	13,446,387	12,618,173
Funds receivable from customers	5,633,787	6,151,518
Prepaid expenses	843,908	913,262
Deferred tax assets	12,956,214	12,911,256
Other assets	7,196,704	6,867,767

Total current assets	94,224,463	101,635,208
Non-current assets:
Long-term investments	101,824,319	78,846,281
Property and equipment, net	22,672,952	20,817,712
Goodwill, net	60,480,828	60,496,314
Intangible assets, net	3,978,903	4,141,167
Deferred tax assets	2,841,633	2,975,118
Other assets	710,076	771,223

Total non-current assets	192,508,711	168,047,815

Total assets	$286,733,174	$269,683,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,945,181	$17,232,103
Funds payable to customers	52,771,717	48,788,225
Payroll and social security payable	9,775,513	10,786,534
Taxes payable	9,777,052	11,487,574
Loans payable and other financial liabilities	92,513	100,031
Dividends payable	3,530,510	—

Total current liabilities	93,892,486	88,394,467
Non-current liabilities:
Payroll and social security payable	2,513,539	2,562,343
Loans payable and other financial liabilities	166,592	188,846
Deferred tax liabilities	5,149,708	5,167,699
Other liabilities	1,905,713	1,651,398

Total non-current liabilities	9,735,552	9,570,286
Total liabilities	$103,628,038	$97,964,753

Commitments and contingencies (Note 8)

Shareholders’ equity:

Common stock, $0.001 par value, 110,000,000 shares authorized, 44,131,966 and 44,131,376 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	$44,132	$44,131
Additional paid-in capital	120,426,216	120,391,622
Retained earnings	84,208,680	73,681,556
Accumulated other comprehensive loss	(21,573,892)	(22,399,039)

Total shareholders’ equity	183,105,136	171,718,270

Total liabilities and shareholders’ equity	$286,733,174	$269,683,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Income
For the three-month periods ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Net revenues	$61,459,668	$45,937,774
Cost of net revenues	(14,331,703)	(9,893,051)

Gross profit	47,127,965	36,044,723

Operating expenses:
Product and technology development	(5,156,890)	(3,224,775)
Sales and marketing	(13,228,942)	(11,108,801)
General and administrative	(9,450,977)	(6,206,881)

Total operating expenses	(27,836,809)	(20,540,457)

Income from operations	19,291,156	15,504,266

Other income (expenses):
Interest income and other financial gains	1,873,768	794,142
Interest expense and other financial charges	(628,950)	(2,995,418)
Foreign currency gain / (loss)	(500,655)	396,972
Other income, net	20,344	—

Net income before income / asset tax expense	20,055,663	13,699,962

Income / asset tax expense	(5,998,029)	(4,079,361)

Net income	$14,057,634	$9,620,601

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Basic EPS
Basic net income per common share	$0.32	$0.22

Weighted average shares	44,131,383	44,113,595

Diluted EPS
Diluted net income per common share	$0.32	$0.22

Weighted average shares	44,147,667	44,149,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three-month periods ended March 31, 2011 and 2010 (unaudited)

						Accumulated
				Additional		other
	Comprehensive	Common stock		paid-in	Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income / (loss)	Total
Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

Stock options exercised		2,307	2	1,968	—	—	1,970
Stock-based compensation — stock options		—	—	61	—	—	61
Stock-based compensation — restricted shares		—	—	21,204	—	—	21,204
Stock-based compensation LTRP		—	—	39,303	—	—	39,303
LTRP shares issued		3,981	4	(4)	—	—	—
Net income	$9,620,601	—	—	—	9,620,601	—	9,620,601
Currency translation adjustment	(566,885)	—	—	—	—	(566,885)	(566,885)
Unrealized net loss on investments	(35,151)	—	—	—	—	(35,151)	(35,151)
Realized net gain on investments	(27,630)	—	—	—	—	(27,630)	(27,630)

Comprehensive income	$8,990,935

Balance as of March 31, 2010		44,126,557	$44,126	$120,320,530	$27,277,138	$(24,395,084)	$123,246,710

Stock options exercised		4,819	5	16,224	—	—	16,229
Stock-based compensation — stock options		—	—	183	—	—	183
Stock-based compensation — restricted shares		—	—	16,492	—	—	16,492
Stock-based compensation LTRP		—	—	38,193	—	—	38,193
Net income	$46,404,418	—	—	—	46,404,418	—	46,404,418
Currency translation adjustment	1,915,367	—	—	—	—	1,915,367	1,915,367
Unrealized net gain on investments	80,678	—	—	—	—	80,678	80,678
Realized net gain on investments	—	—	—	—	—	—	—

Comprehensive income	$48,400,463

Balance as of December 31, 2010		44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three-month periods ended March 31, 2011 and 2010 (unaudited)

						Accumulated
				Additional		other
	Comprehensive	Common stock		paid-in	Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income / (loss)	Total
Balance as of December 31, 2010		44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270

Stock options exercised		590	1	884	—	—	885
Stock-based compensation LTRP		—	—	33,710	—	—	33,710
Dividend Distribution		—	—	—	(3,530,510)	—	(3,530,510)
Net income	$14,057,634	—	—	—	14,057,634	—	14,057,634
Currency translation adjustment	888,874	—	—	—	—	888,874	888,874
Unrealized net loss on investments	(18,200)	—	—	—	—	(18,200)	(18,200)
Realized net gain on investments	(45,527)	—	—	—	—	(45,527)	(45,527)

Comprehensive income	$14,882,781

Balance as of March 31, 2011		44,131,966	$44,132	$120,426,216	$84,208,680	$(21,573,892)	$183,105,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2011 and 2010 (unaudited)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operations:
Net income	$14,057,634	$9,620,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,541,143	946,873
Accrued interest	(575,613)	(228,151)
Stock-based compensation expense — stock options	—	61
Stock-based compensation expense — restricted shares	—	21,204
LTRP accrued compensation	1,170,710	324,607
Deferred income taxes	316,866	(407,531)
Changes in assets and liabilities:
Accounts receivable	(378,620)	(3,020,745)
Funds receivable from customers	479,325	441,399
Prepaid expenses	71,641	58,009
Other assets	(70,095)	(92,884)
Accounts payable and accrued expenses	(4,736,229)	3,840,657
Funds payable to customers	3,072,102	418,066
Other liabilities	220,113	(467,618)

Net cash provided by operating activities	15,168,977	11,454,548

Cash flows from investing activities:
Purchase of investments	(99,069,739)	(34,354,598)
Proceeds from sale and maturity of investments	80,823,544	12,723,697
Purchases of intangible assets	(73,405)	(12,865)
Purchases of property and equipment	(2,886,154)	(1,396,672)

Net cash used in investing activities	(21,205,754)	(23,040,438)

Cash flows from financing activities:
Decrease in loans payable	—	(3,213,878)
Stock options exercised	885	1,970

Net cash used in financing activities	885	(3,211,908)

Effect of exchange rate changes on cash and cash equivalents	173,684	(371,305)

Net decrease in cash and cash equivalents	(5,862,208)	(15,169,103)
Cash and cash equivalents, beginning of the period	56,830,466	49,803,402

Cash and cash equivalents, end of the period	$50,968,258	$34,634,299

Supplemental cash flow information:
Cash paid for interest	$13,889	$2,832,119
Cash paid for income and asset taxes	$7,898,283	$4,935,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business

MercadoLibre Inc. (the “Company”) is an e-commerce enabler whose mission is to build the necessary online and technology tools to allow practically anyone to trade almost anything, helping to make inefficient markets more efficient in Latin America.

The Company developed a web-based marketplace in which buyers and sellers are brought together to browse, buy and sell items such as computers, electronics, collectibles, automobiles, clothing and a host of practical and miscellaneous items. Additionally, the Company introduced MercadoPago in 2004, an integrated online payments solution. MercadoPago was designed to facilitate transactions on the MercadoLibre Marketplace by providing an escrow mechanism that enables users to send and receive payments online.

Since 2004, the Company introduced an online classifieds platform for motor vehicles, vessels and aircrafts and since 2006 the real state online classifieds platform. In 2006, the Company launched eShops, a new platform tailored to attract lower rotation items and increase the breadth of products offered, the introduction of user generated information guides for buyers that improve the shopping experience, and the expansion of the online classifieds model by adding the services category.

During 2007 the Company also launched a new and improved version of its MercadoPago payments platform in Chile and Colombia as well as in Argentina during 2008. The new MercadoPago, in addition to improving the ease of use and efficiency of payments for marketplace purchases, also allows for payments outside of the Company’s marketplaces. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments in their independent commerce websites. In this way MercadoPago 3.0 as it has been called is designed to meet the growing demand for Internet based payments systems in Latin America. On March 30, 2010, the Company started processing off-MercadoLibre transactions through its new direct payments product to any site in Brazil which elects to adopt it. On July 16, 2010, the Company launched MercadoPago 3.0 in Brazil for all of its marketplace transactions. In February 2011, the Company started processing off-platform transactions in Mexico using its new direct payments product, MercadoPago 3.0, for any site in Mexico that elects to adopt it, while maintaining the escrow product for on-platform transactions. On April 15, 2011, the Company launched a new and improved version of its MercadoPago payments platform for all its marketplace transactions in Mexico.

As of March 31, 2011, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.

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

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.7% and 99.3% of the consolidated totals during the three-month periods ended March 31, 2011 and 2010, respectively. Long-lived assets located in the foreign operations totaled $82,626,400 and $81,834,265 as of March 31, 2011 and December 31, 2010, respectively. Cash and cash equivalents as well as short and long-term investments, totaling $155,971,782 and $141,019,513 at March 31, 2011 and December 31, 2010, respectively, are mainly located in the United States of America and Brazil.

These unaudited interim condensed financial statements reflect the Company’s consolidated financial position as of March 31, 2011 and December 31, 2010. These statements also show the Company’s consolidated statement of income for the three-months ended March 31, 2011 and 2010, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the three months ended March 31, 2011 and 2010. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011. The condensed consolidated statements of income, shareholders’ equity and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

Revenue Recognition

The Company generates revenues for different services provided. When more than one service is included in one single arrangement with the customer, the Company recognizes revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Revenue Recognition (Continued)
Revenues are recognized when evidence of an arrangement exists, the fee is fixed or determinable, no significant obligation remains and collection of the receivable is reasonably assured.
Services are separately recognized as revenue according to the following criteria described for each type of services:
• Services for intermediation between on-line buyers and sellers, for which the company charges a percentage on the transaction value (“final value fees”), are recognized as revenue once the sale transaction between the buyer and seller is successfully completed (which occurs upon confirmation of the sale by the seller).
• Services for the use of the Company’s on-line payments solution, for transactions off-platform ordered by MercadoPago customers. The Company does not charge a separate fee for on-platform transactions in certain countries. The fee that we charge for all off-marketplace platform transactions is recorded as revenue once the transaction is completed, at the time when the payment is processed by the Company. For on-marketplace platform transactions, we generate revenue in the countries where we offer the service in a way that implies that the customer has to pay an additional fee for the right to use the payments solution.
• Listing and optional feature services, which fees relate to the right of a seller to have the item offered listed in a preferential way, as well as classified advertising services, are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and is not subject to successful sale of the items listed.
• Advertising revenues such as the sale of banners are recognized ratably during the advertising period, and MercadoClics services or sponsorship of sites are recognized based on per-click values and as the impressions are delivered.
Credit Cards Receivables

Credit cards receivables from customers mainly relate to the Company’s payments solution and arise due to the time taken to clear transactions through external payment networks or during a short period of time until those credit cards receivables are sold to financial institutions.

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
Credit Cards Receivables (Continued)
Credit cards receivables are presented net of the related allowance for doubtful accounts and chargebacks.
As of March 31, 2011, there are no past due credit card receivables.
Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency gain / (loss)” and amounted to $(500,655) and $396,972 for the three-month periods ended March 31, 2011 and 2010, respectively.

Until September 30, 2009, the Company translated its Venezuelan subsidiaries assets, liabilities, income and expense accounts at the official rate of 2.15 “Bolivares Fuertes” per US dollar.

Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affected the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated using the parallel exchange rate resulting in the recognition in that quarter of a currency translation loss adjustment of $16,977,276 recorded in accumulated other comprehensive income/(loss). The average exchange rate used for translating the fourth quarter of 2009 results was 5.67 “Bolivares Fuertes” per US dollar and the year-end exchange rate used for translating assets and liabilities was 6.05 “Bolivares Fuertes” per US dollar.

As of the date of these interim condensed consolidated financial statements the Company did not buy US dollars at the official rate of 2.15 “Bolivares Fuertes” per US dollar.

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

Therefore, no translation effect was accounted for in other comprehensive income since January 1, 2010 related to our Venezuelan operations.

Until May 13, 2010, the only way by which US dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through Commission for the Administration of Foreign Exchange (“CADIVI”). Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities used the “parallel” market to exchange currency because of the delays of CADIVI in approving in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy US dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.

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

Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the above mentioned period. As of March 31, 2011, the exchange rate used to re-measure transactions is 5.30 “Bolivares Fuertes” per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

Venezuelan operations
Assets	$19,930,242	$21,928,340
Liabilities	(8,444,346)	(8,212,581)
Net Assets	11,485,896	13,715,759

As of March 31, 2011, net assets of the Venezuelan subsidiaries (before intercompany eliminations) amount to approximately 6.3% of our consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 5.1% of our consolidated cash and investments.

Although, the current mechanisms available to obtain US dollars for dividends distributions to shareholders outside Venezuela imply increased restrictions, the Company does not expect that the current restrictions to purchase dollars have a significant adverse effect on its business plans with regard to the investment in Venezuela.

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

The cumulative three year inflation rate as of December 31, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the period after January 1, 2008. The blended CPI/NCPI three-year inflation index (23 months of NCPI and 13 months of CPI) as of November 30, 2009 exceeded 100%. According to US GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1, 2010. Therefore, the Company transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering the US dollar as the functional currency.

Taxes on revenues

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $4,461,547 and $3,008,089 for the three-month periods ended March 31, 2011 and 2010, respectively.

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
Income and Asset Taxes

From fiscal year 2008 to fiscal year 2014, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2014. Aggregate tax benefit totaled $1,206,609 and $789,686 for the three-month period ended March 31, 2011 and 2010, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.03 and $0.02 for the three-month period ended March 31, 2011 and 2010, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit could result in a higher effective tax rate but would not necessarily be the above mentioned dollar and per share effect.

As of March 31, 2011 and December 31, 2010, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $2,304,119 and $2,436,224, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

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

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income for the three-month periods ended March 31, 2011 and 2010 amounted to $14,882,781 and $8,990,935, respectively.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

The Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income available to common stockholders for the three-month period ended March 31, 2010, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.

The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income	$14,057,634	$14,057,634	$9,620,601	$9,620,601

Net income available to common shareholders attributable to unvested restricted shares	—	—	1,821	1,821

Net income available to common shareholders attributable to common stock	$14,057,634	$14,057,634	$9,618,780	$9,618,780

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net income per share (Continued)
Net income per share of common stock is as follows for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.32	$0.32	$0.22	$0.22

Numerator:
Net income available to common shareholders	$14,057,634	$14,057,634	$9,618,780	$9,618,780

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,131,383	44,131,383	44,113,595	44,113,595
Adjustment for stock options	—	11,474	—	16,362
Adjustment for additional shares	—	—	—	7,969
Adjustment for shares granted under LTRP		4,810		11,774

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,131,383	44,147,667	44,113,595	44,149,700

The calculation of diluted net income per share excludes all anti-dilutive shares. During the three-month periods ended March 31, 2011 and 2010, there were no anti-dilutive shares.
4.	Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2011	2010
Goodwill	$60,480,828	$60,496,314

Intangible assets with indefinite lives
- Trademarks	2,473,943	2,460,952
Amortizable intangible assets
- Licenses and others	2,638,816	2,606,402
- Non-compete agreement	1,249,909	1,241,357
- Customer list	1,602,673	1,607,097

Total intangible assets	$7,965,341	$7,915,808
Accumulated amortization	(3,986,438)	(3,774,641)

Total intangible assets, net	$3,978,903	$4,141,167

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Goodwill and Intangible Assets (Continued)
Goodwill
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2011 and the year ended December 31, 2010, are as follows:

	Three Months Ended March 31, 2011
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314
- Effect of exchange rates changes	302,325	(449,536)	(174,255)	193,827	—	100,035	12,118	(15,486)

Balance, end of the period	$13,432,974	$22,914,790	$7,122,633	$5,219,450	$4,846,030	$5,548,103	$1,396,848	$60,480,828

	Year Ended December 31, 2010
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,565,062	$24,446,463	$6,734,405	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$59,822,746
- Effect of exchange rates changes	565,587	(1,082,137)	562,483	255,063	—	347,129	25,443	673,568

Balance, end of the year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $236,121 and $172,861 for the three-month periods ended March 31, 2011 and 2010, respectively.

Expected future intangible asset amortization completed as of March 31, 2011 is as follows:

For year ended 12/31/2011	$566,718
For year ended 12/31/2012	673,963
For year ended 12/31/2013	262,232
For year ended 12/31/2014	2,047

$1,504,960

5.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown to reflect the evaluation of the Company’s performance defined by the management. The MercadoLibre segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).

MercadoLibre, Inc.
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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$34,723,195	$10,579,932	$5,234,333	$6,770,453	$4,151,755	$61,459,668
Direct costs	(20,075,608)	(4,427,098)	(2,716,359)	(3,069,739)	(2,100,316)	(32,389,120)

Direct contribution	14,647,587	6,152,834	2,517,974	3,700,714	2,051,439	29,070,548

Operating expenses and indirect costs of net revenues						(9,779,392)

Income from operations						19,291,156

Other income (expenses):
Interest income and other financial gains						1,873,768
Interest expense and other financial results						(628,950)
Foreign currency losses						(500,655)
Other income, net						20,344

Net income before income / asset tax expense						$20,055,663

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)

	Three Months Ended March 31, 2010
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$26,351,472	$8,354,246	$4,469,937	$3,475,490	$3,286,629	$45,937,774
Direct costs	(14,862,460)	(3,945,784)	(2,800,357)	(1,914,056)	(1,723,523)	(25,246,180)

Direct contribution	11,489,012	4,408,462	1,669,580	1,561,434	1,563,106	20,691,594

Operating expenses and indirect costs of net revenues						(5,187,328)

Income from operations						15,504,266

Other income (expenses):
Interest income and other financial gains						794,142
Interest expense and other financial results						(2,995,418)
Foreign currency gains						396,972
Other income, net						—

Net income before income / asset tax expense						$13,699,962

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	March 31,	December 31,
	2011	2010

US long-lived tangible assets	$4,506,285	$3,617,420

Other countries long-lived tangible assets
Argentina	13,985,160	13,580,175
Brazil	3,352,655	3,264,625
Mexico	310,590	68,878
Venezuela	177,628	206,815
Other countries	340,634	79,799

	$18,166,667	$17,200,292

Total long-lived tangible assets	$22,672,952	$20,817,712

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2011	2010

US intangible assets	$—	$3,507

Other countries goodwill and intangible assets
Argentina	24,230,203	24,825,718
Brazil	13,438,965	13,137,658
Mexico	5,234,534	5,043,335
Venezuela	6,595,597	6,595,866
Other countries	14,960,432	15,031,397

	$64,459,731	$64,633,974

Total goodwill and intangible assets	$64,459,731	$64,637,481

6.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	March 31,	identical Assets	December 31,	identical Assets
Description	2011	(Level 1)	2010	(Level 1)

Assets

Cash and Cash Equivalents:

Money Market Funds	$10,171,913	$10,171,913	$14,578,477	$14,578,477

Investments:

Asset backed securities	20,639,376	20,639,376	14,319,103	14,319,103

Sovereign Debt Securities	12,009,357	12,009,357	13,147,239	13,147,239

Corporate Debt Securities	15,063,598	15,063,598	11,381,761	11,381,761

Total financial Assets	$57,884,244	$57,884,244	$53,426,580	$53,426,580

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities (Continued)

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of March 31, 2011 and December 31, 2010, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of March 31, 2011, the Company had $57,291,193 of short-term and long-term investments, which consisted of time deposits maintained as held to maturity investments. As of December 31, 2010, the Company had $45,340,944 of short-term and long-term investments, which consisted of time deposits considered held to maturity securities. Those investments are accounted for at amortized cost which, as of March 31, 2011 and December 31, 2010, approximates their fair values.

As of March 31, 2011 and December 31, 2010, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in money markets funds and bank deposits. In addition, the carrying value of accounts receivables, funds receivables from customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities approximates their fair values because of its short term maturity.

For the three-month period ended March 31, 2011 and 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles. As of March 31, 2011 and December 31, 2010, the Company does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities (Continued)
As of March 31, 2011 and December 31, 2010, the fair value of short and long-term investments classified as available for sale securities are as follows:

	March 31, 2011
			Gross
	Gross	Gross Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
Short-term investments
Sovereign Debt Securities	$443,218	$—	$(13,326)	$429,892
Corporate Debt Securities	431,569	7,338	(11,986)	426,921
Asset Backed Securities (2)	546,046	—	(8,734)	537,312

Total Short-term investments	$1,420,833	$7,338	$(34,046)	$1,394,125

Long-term investments
Sovereign Debt Securities	$11,736,024	$79,659	$(236,218)	$11,579,465
Corporate Debt Securities	14,659,990	150,143	(173,456)	14,636,677
Asset Backed Securities (2)	19,919,527	509,621	(327,084)	20,102,064

Total Long-term investments	$46,315,541	$739,423	$(736,758)	$46,318,206

Total	$47,736,374	$746,761	$(770,804)	$47,712,331

	December 31, 2010
		Gross
	Gross Amortized	Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses (1)	Value
Short-term investments
Corporate Debt Securities	$398,752	$26	$(773)	$398,005

Total short-term investments	$398,752	$26	$(773)	$398,005

Long-term investments
Sovereign Debt Securities	$13,282,207	$98,958	$(233,926)	$13,147,239
Corporate Debt Securities	10,987,910	110,521	(114,675)	10,983,756
Asset Backed Securities (2)	14,107,501	439,239	(227,637)	14,319,103

Total long-term investments	$38,377,618	$648,718	$(576,238)	$38,450,098

Total	$38,776,370	$648,744	$(577,011)	$38,848,103

(1)
Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of March 31, 2011 and December 31, 2010.

(2)	Asset backed securities have investment grade credit ratings. These investments are collateralized by real estate and they are guaranteed by the U.S. Federal Government.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities (Continued)
As of March 31, 2011, the estimated fair values of short-term and long-term investments classified by its contractual maturities are as follows:

One year or less	$1,394,124
One year to two years	8,312,798
Two years to three years	1,770,761
Three years to four years	4,536,279
Four years to five years	3,336,260
More than five years	28,362,109

Total	$47,712,331

7.	Compensation Plan for Outside Directors
The Company compensates its outside directors through the payment of cash fees and, from time to time, through the issuance of equity awards.

On June 10, 2009, the Company issued an aggregate of 2,305 shares of common stock and 8,350 restricted shares of common stock (the “Restricted Shares”) to our outside directors. The Restricted Shares vested in full in June 2010. Restricted Shares awarded to directors were measured at their fair market value using the grant-date price of the Company’s shares.

The total accrued compensation cost for the three-month periods ended March 31, 2011 and 2010 in cash and equity awards amounts to $129,135 and 68,546, respectively which were included in operating expenses.

8.	Commitments and Contingencies
Litigation and Other Legal Matters

The Company has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of March 31, 2011, the Company had established reserves for proceeding-related contingencies of $1,836,533 to cover legal actions against the Company. As of March 31, 2011 no loss amount has been accrued for other legal actions considered by the Company’s legal counsels to be reasonably possible for the aggregate amount up to $3,893,702.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)

As of March 31, 2011, 338 legal actions were pending in the Brazilian ordinary courts, 8 of which were related to alleged intellectual property infringement. In addition, as of March 31, 2011, there were more than 1,591 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. Both appeals are still pending. In the opinion of the Company’s legal counsel the probable loss amounts to $259,409 and a remaining amount of $1,828,145 was not reserved since it was considered reasonably possible but not probable.

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

City of São Paulo Tax Claim

On September 13, 2007, the Company paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to the Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. The Company had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million according to the exchange rate at that moment. In January 2005, the Brazilian subsidiary had moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction, therefore the Company believes it has strong defenses to the claims of the São Paulo authorities with respect to this period. On August 31, 2007, the Company presented administrative defenses against the authorities’ claim. On September, 12, 2009 the tax authorities ruled against the Brazilian subsidiary. On October 13, 2009, the Company presented an appeal to the Conselho Municipal de Tributos or Sao Paulo Municipal Council of Taxes. On January 19, 2011, Sao Paulo Municipal Council of Taxes ruled on our appeal and reduced the fine to approximately $4.7 million. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos (Superior Chamber of the São Paulo Municipal Council of Taxes) and awaits a ruling on this appeal. As of the date of these financial statements, the total amount of the claim is approximately $15.3 million including surcharges and interest. The Company believes that the risk of loss is remote, and as a result, has not reserved provisions for this claim. In the opinion of the Company’s legal advisors, it is unlikely and remote that the resolution of this matter could have a material negative effect on the Company’s results of operations and for the Company’s financial position.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
State of São Paulo Customer Service Level Claim

On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support. On November 17, 2010, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 08, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented recourse to the lower court; even though, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would start running as of July 11, 2011. On April 20, 2011 the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals. The decision on the appeal is still pending. In the opinion of the Company’s legal counsel the risk associated with this claim is approximately $307,000 which considered reasonably possible.

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

Other contingencies
As of March 31, 2011 the Company had reserved $71,820 against some tax contingencies (other than income tax) identified in some of its subsidiaries.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9.	Long Term Retention Plan

On August 8, 2008, the Board of Directors approved an employee retention program (“the 2008 LTRP”) that will be payable 50% in cash and 50% in shares, in addition to the annual salary and bonus of certain executives. Payments will be made in the first quarter on annual basis according to the following vesting schedule:

•	Year 1 (2008): 17%

•	Year 2 (2009): 22%

•	Year 3 (2010): 27%

•	Year 4 (2011): 34%
The shares granted for the 2008 LTRP were valued at the grant-date fair market value PF $36.8 per share.

For the three-month period ended March 31, 2011, the related accrued compensation expense was $69,818 corresponding $33,710 to the share portion of the award credited to Additional Paid-in Capital and $36,108 to the cash portion included in the Balance Sheet as Social security payable.

For the three-month period ended March 31, 2010, the related accrued compensation expense was $91,652 corresponding $34,376 to the share portion of the award credited to Additional Paid-in Capital and $57,276 to the cash portion included in the Balance Sheet as Social security payable.

On June 15, 2009, and June 25, 2010, the Board of Directors, upon the recommendation of the compensation Committee approved the 2009 and the 2010 employee retention programs (“the 2009 and 2010 LTRP”). The awards under the 2009 and 2010 LTRP are fully payable in cash in addition to the annual salary and bonus of each employee.

The 2009 and 2010 LTRP will be paid in 8 equal annual quotas (12.5% each) commencing on March 31, 2010 and March 31, 2011, respectively. Each quota is calculated as follows:
•	6.25% of the amount is calculated in nominal terms (“the nominal basis share”),
•
6.25% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2008 and 2009 for the 2009 and 2010 LTRP, respectively. The average closing stock price for the 2009 and 2010 LTRP amounted to $13.81 and $45.75, respectively (“the variable share”).

The 2008, 2009 and 2010 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to stay in the Company at the payment date.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The 2008 LTRP compensation cost and the variable share compensation cost of the 2009 and 2010 LTRP are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. The 2009 and 2010 LTRP nominal basis share are recognized in straight line bases using the equal annual accrual method.

As of March 31, 2011, the 2009 LTRP accrued compensation expense for the three-month period ended March 31, 2011 and March 31, 2010 were $519,086 and $328,012, respectively.
As of March 31, 2011, the 2010 LTRP accrued compensation expense for the three-month period ended March 31, 2011 was $507,977.
10.	Cash dividend distribution
On February 18, 2011, the Board of Directors approved the first quarterly cash dividend distribution of $3.5 million or $0.08 per share which was paid on April 15, 2011.
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
These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties — many of which are beyond our control — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties (in addition to those referred to above and elsewhere in this report) that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report and our unaudited condensed consolidated financial statements and related notes in Item 1 of Part I of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material that could cause results to differ materially from our expectations.

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
•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the quarters ended March 31, 2011 and 2010;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.
Business Overview
MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “company”) hosts the largest online commerce platform in Latin America located at www.mercadolibre.com, which is focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms for buying, selling, paying, collecting, generating leads and comparing via e-commerce transactions in an effective and efficient manner. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views. Additionally, we also operate online commerce platforms in the Dominican Republic, Panama and Portugal.
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
Reporting Segments
Our segment reporting is based on geographic areas, this being the current criteria we are using to evaluate our segment performance. Our geography segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).
In addition, we operate a real estate classifieds platform that covers some areas of Florida in the United States, the operations of which are included in our segment for “other countries”.

Recent Developments
Launch of MercadoPago 3.0 in Mexico
In February 2011, we started processing off-platform transactions in Mexico using our new direct payments product, MercadoPago 3.0, for any site in Mexico that elects to adopt it, while maintaining the escrow product for on-platform transactions. On April 15, 2011, we launched a new and improved version of our MercadoPago payments platform that may be used for all our marketplace transactions in México. We also made offering MercadoPago obligatory in our marketplace listings (with the exception of free listings).
MercadoPago 3.0, which had previously been available only in Argentina, Brazil, Chile and Colombia, is designed to meet the growing demand for Internet-based payments systems in Latin America. In addition to improving the ease of use and efficiency of payments for purchases made in our marketplace, MercadoPago 3.0 also allows payments for transactions that occur outside of our platforms. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means for payments on their independent commerce websites. In addition, with Mercado Pago 3.0 in Mexico, the MercadoPago processing fee for on-platform transactions is borne entirely by the seller through a single MercadoLibre-MercadoPago fee that entitles the seller to free usage of the MercadoPago platform for their sales. In the case of off-platform transactions, the seller will be required to pay a service fee. The finance fee of any transaction is paid by the buyer according to the installment plan elected.
Finally, in Venezuela we have available MercadoPago 2.0, which is a closed system in which the buyer pays for its usage.
Description of line items
Net revenues
We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).
We offer three types of up-front fees for three different combinations of placement and features. Up-front fees are charged at the time the listing is uploaded onto our platform and are not subject to successful sale of the items listed. Following this fee structure modification, revenues for the MercadoLibre Marketplace transacctions are now generated by:
•	up front fees;

•	final value fees; and

•	online advertising fees.
As from the third quarter of 2010, we offer payment processing through our MercadoPago solution at no added cost in Brazil and Argentina. This change in pricing implies that for Marketplace transactions we no longer charge our users a specific fee for processing on-platform payments as we did in the past. We do continue, however, to generate payment related revenues, reported within each of our reporting segments, attributable to:
•	commissions charged to sellers for the use of the MercadoPago platform with respect to transactions that occur outside of our Marketplace platform;

•	revenues from a financial charge when a buyer elects to pay in installments through our MercadoPago platform, both on transaction occurs on or off our Marketplace platform.
The following table sets forth the percentage of consolidated net revenues by country for the three-month periods ended March 31, 2011 and 2010:

	Three Month Period Ended
	March 31,
(% of total consolidated net revenues)	2011	2010

Brazil	56.5%	57.4%
Argentina	17.2%	18.2%
Venezuela	8.5%	9.7%
Mexico	11.0%	7.6%
Other Countries	6.8%	7.2%

The following table summarizes the changes in net revenues for the three-month periods ended March 31, 2011 and 2010:

	Three Month Period Ended		Change from 2010
	March 31,		to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Revenues:
Brazil	$34.7	$26.3	$8.4	31.8%
Argentina	$10.6	$8.4	$2.2	26.6%
Venezuela	$6.8	$3.5	$3.3	94.8%
Mexico	$5.2	$4.5	$0.7	17.1%
Other Countries	$4.2	$3.3	$0.9	26.3%

Total Net Revenues	$61.5	$45.9	$15.5	33.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The table above may not add due to rounding
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2011 and 2010, no single customer accounted for more than 1.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the local currency, except for Venezuela whose functional currency is the US dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into US dollars at the average monthly exchange rate.
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.3% of net revenues for the three-month period ended March 31, 2011.
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

Other income (expenses)
Other income (expenses) consists of interest income derived primarily from our investments and cash equivalents, foreign currency gains or losses, and other non-operating results. In addition, other income (expenses) included mainly interest expense related to the working capital requirements for our MercadoPago operations through the second quarter of 2010. Beginning in the third quarter of 2010 and for as long as we continue pre-selling credit card receivables there has been, and will in the future be, no interest expense included in Other income (expenses) line.
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
In accordance with US GAAP, we have classified our Venezuelan operations as highly inflationary as of January 1, 2010 and have used the US dollar to be the functional currency for purposes of our financial statements. Therefore, no translation effect was accounted for in other comprehensive income since October 1, 2009 related to our Venezuelan operations.
Until May 13, 2010, the only way by which US dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in US dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through CADIVI. Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities have used the “parallel” market to exchange currency because, as already mentioned, CADIVI used not to approve in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy US dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.
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
Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the Venezuelan Central Bank as the only institution through which foreign currency-denominated transactions can be brokered. Under the new system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy US dollar —denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.
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
During 2010 and previous years we were able to obtain U.S. dollars using alternative mechanisms other than the Venezuelan Commission of Foreign Exchange Administration (“CADIVI”). These dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiary. As a result, during 2010, lack of CADIVI approval did not restrict our ability to distribute the full amount of our retained earnings as dividends related to fiscal years 2008 ($0.8 million), and 2009 ($1.8 million). In addition, during 2011, our Venezuelan subsidiary distributed dividends of a $4.2 million, related to earnings for fiscal year 2010, using existing cash balances held in the U.S. bank accounts of our Venezuelan subsidiaries.
The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

Venezuelan operations
Assets	$19,930,242	$21,928,340
Liabilities	(8,444,346)	(8,212,581)
Net Assets	11,485,896	13,715,759
Net assets of our Venezuelan subsidiary amount to approximately 6.3% of our consolidated net assets, and cash and investments of our Venezuelan subsidiary held in local currency in Venezuela amount only to approximately 5.1% of our consolidated cash and investments.

Although, the current mechanisms available to obtain US dollars for dividends distributions to shareholders outside Venezuela imply increased restrictions, the Company does not expect that the current restrictions to purchase dollars have a significant adverse effect on its business plans with regard to the investment in Venezuela.
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
Allowances for doubtful accounts and chargebacks
We are exposed to losses due to uncollectible accounts and credits to sellers. Allowances for these items represent our estimate of future losses based on our historical experience. The allowance for doubtful accounts and chargebacks is recorded as a charge to sales and marketing expenses. Historically, our actual losses have been consistent with our charges. However, future changes in trends could have a material impact on our future consolidated statements of income and cash flows.
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
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report, Item 3 of Part I of our annual report on Form 10-K for our most recently completed fiscal year filed with the Securities and Exchange Commission, and in Note 8 to our unaudited interim condensed consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.
Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At March 31, 2011, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.

Results of operations for the three-month period ended March 31, 2011 compared to three-month period ended March 31, 2010.
The selected financial data for the three-month periods ended March 31, 2011 and 2010 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011 or for any other period.
Statement of income data

	Three Months Ended March 31,
(In millions)	2011 (*)	2010 (*)
	(Unaudited)
Net revenues	$61.5	$45.9
Cost of net revenues	(14.3)	(9.9)

Gross profit	47.1	36.0

Operating expenses:

Product and technology development	(5.2)	(3.2)
Sales and marketing	(13.2)	(11.1)
General and administrative	(9.5)	(6.2)

Total operating expenses	(27.8)	(20.5)

Income from operations	19.3	15.5

Other income (expenses):
Interest income and other financial gains	1.9	0.8
Interest expense and other financial charges	(0.6)	(3.0)
Foreign currency gains / losses	(0.5)	0.4
Other income, net	0.0	—

Net income before income / asset tax expense	20.1	13.7

Income / asset tax expense	(6.0)	(4.1)

Net income	$14.1	$9.6

(*)	Totals may not add due to rounding

Other Data

	Three Months Ended March 31,
(In millions)	2011	2010

Number of confirmed registered users at end of the period [1]	55.6	44.9
Number of confirmed new registered users during the period [2]	2.7	2.3
Gross merchandise volume [3]	954.0	731.6
Number of items sold [4]	10.9	8.3
Total payment volume [5]	245.2	123.8
Total payment transactions [6]	2.6	1.1
Capital expenditures	3.0	1.4
Depreciation and amortization	1.5	0.9

1	–	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.

2	–	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.

3	–	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.

4	–	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.

5	–	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

6	–	Measure of the number of all transactions paid for using MercadoPago.
Net revenues

	Three Month Period Ended		Change from 2010
	March 31,		to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Total Net Revenues	$61.5	$45.9	$15.5	33.8%

As a percentage of net revenues (*)	100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The 33.8% growth in net revenues from the first quarter of 2010 to the first quarter of 2011 resulted principally from a 30.4% increase in the gross merchandise volume (“GMV”) transacted through our platform from the first quarter of 2010 to the first quarter of 2011 and a 30.7% increase in items sold between those periods . In addition, there is a positive impact on US dollars figures mainly due to the appreciation of the Brazilian Real and because the parallel exchange rate used by our Venezuelan subsidiary in the first quarter of 2010 was 6.52 Bolivares Fuertes per US dollar as compared to 5.3 Bolivares Fuertes per US dollar for the first quarter of 2011. See “Critical accounting policies and estimates — Foreign currency translation” for more detail.
For the three-month period ended March 31, 2011, net revenues also include the net amount collected from financial institutions as a result of pre-selling installment-related financing receivables. We entered into these pre-selling agreements with the aim of substantially eliminating credit risk and optimizing financial cost. For the three-month period ended March 31, 2011, our net revenues have no financial related expenses. For the three-month period ended March 31, 2010, as we had assumed the financial risk of installment-related financing receivables, our MercadoPago financing revenues had an associated $3.4 million of financial expenses.
Measured in local currencies, net revenues grew 25.5% in the three-month period ended March 31, 2011, compared to the same period a year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2010 and applying them to the corresponding months in 2011, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In addition, net revenues increased slightly due to growth in our take rate, defined as net revenues as a percentage of gross merchandise volume, from 6.3% for the three-month period ended March 31, 2010 to 6.4% for the three-month period ended March 31, 2011.
The following table summarizes the changes in net revenues by each reporting segment for the three -month periods ended March 31, 2011 and 2010:

	Three Month Period Ended		Change from 2010
	March 31,		to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Revenues:
Brazil	$34.7	$26.3	$8.4	31.8%
Argentina	$10.6	$8.4	$2.2	26.6%
Venezuela	$6.8	$3.5	$3.3	94.8%
Mexico	$5.2	$4.5	$0.7	17.1%
Other Countries	$4.2	$3.3	$0.9	26.3%

Total Net Revenues	$61.5	$45.9	$15.5	33.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The table may not add due to rounding.
On a segment basis, our net revenues for the three-month period ended March 31, 2011 as compared to the same periods in 2010, increased across all segments In local currency, our revenues grew 25.5% in the three-month period ended March 31, 2011 compared to the same period in the previous year.
The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages) (*)

2011
Net Revenues	$61.5	n/a	n/a	n/a
Percent change from prior quarter	-1%

2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%

2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%

2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Cost of net revenues

	Three Month Period Ended		Change from 2010
	March 31,		to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$14.3	$9.9	$4.4	44.9%

As a percentage of net revenues (*)	23.3%	21.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended March 31, 2011, the increase in cost of net revenues as compared to the same period of 2010 was primarily attributable to a $1.6 million increase in collection fees which includes our payment processing fees. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of our Payment solution into our Marketplace, which has a higher collection fee cost. In addition, sales taxes on our net revenues increased by $1.5 million, or 48.3% for the three-month period ended March 31, 2011, compared to the same period of 2010 mainly as a consequence of increases in net revenues. Moreover, during the three-month period ended March 31, 2011 as compared to the same period in the prior year, expenditures related to our in-house customer support operations increased by $1.0 million primarily driven by an increase in compensation costs, recruitment, investments in improved service and initiatives to combat fraud, illegal items and fee evasion. Finally, during the three-month period ended March 31, 2011 as compared to the same period in the prior year, our hosting expenditures grew $0.2 million because we occupied more space in data centers located in the U.S..
Product and technology development

	Three Month Period Ended		Change from 2010 to
	March 31,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$5.2	$3.2	$2.0	59.9%

As a percentage of net revenues (*)	8.4%	7.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended March 31, 2011, the growth in product and technology development expenses as compared to the same periods in 2010 was primarily attributable to an increase of $1.0 million or a 60.8% increase in compensation costs. These additional compensation expenses were primarily related to increases in compensation costs, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.
Product and technology development expenses also grew during the three-month period ended March 31, 2011 as a consequence of increased depreciation and amortization expenses related to product and technology development of $0.4 million, or 61.6% compared to the same period in 2010 and an increase in maintenance expenses of $0.3 million compared to the same period in 2010.
Sales and marketing

	Three Month Period Ended		Change from 2010 to
	March 31,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$13.2	$11.1	$2.1	19.1%

As a percentage of net revenues (*)	21.5%	24.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2011, the increase in sales and marketing expenses when compared to the same period in 2010 was primarily attributable to a $0.8 million increase in compensation costs driven by higher salaries to retain talent, and a $0.7 million increase in bad debt charges in the 2011 period. Bad debt charges for the three-month period ended March 31, 2011 represented 6.5% of net revenues versus 7.2% for the same period in 2010. In addition, sales and marketing expenses related to trust and safety expenses increased by $0.5 million in the first quarter of 2011 when compared to the same period in 2010, due to the increased use of our buyer protection program, developed to compensate buyers for unfulfilled transactions or other claims related to the quality of the purchased goods. In addition, other marketing expenses increased by $0.4 million in the three-month period ended March 31, 2011 as compared to the same period of the previous year. The increase in sales and marketing expenses for the three-month period ended March 31, 2011 was partially offset by a $0.4 million decrease in our online advertising expenses related to specific deals, as we have optimized investment allocation over the same period ended March 31, 2010. Online advertising represented 6.2% of our net revenues in the three-month period ended March 31, 2011, down from 9.3% for the same period in 2010.
General and administrative

	Three Month Period Ended		Change from 2010 to
	March 31,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

General and administrative	$9.5	$6.2	$3.3	52.3%

As a percentage of net revenues (*)	15.4%	13.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended March 31, 2011, the increase in general and administrative expenses as compared to the same period of 2010, was primarily attributable to a $1.8 million increase in compensation costs in the 2011 period related to increases in salaries to retain talent and to increases in our long term retention plan cost, a $0.6 million increase in outside services mainly related to legal and tax fees, a $0.4 million increase in office expenses mainly related to new offices in our main locations and to a $0.3 million related to other general and administrative expenses.
Other income (expenses)

	Three Month Period Ended		Change from 2010 to
	March 31,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Other income (expenses)	$0.8	$(1.8)	$2.6	-142.4%

As a percentage of net revenues	1.2%	-3.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended March 31, 2011 as compared to the same period in 2010, the decrease in other expenses was primarily a result of: (a) a $2.4 million decrease in financial expenses, because in the first quarter of 2011 as we pre-sold installment related financing receivables related to our payment solution to better managed credit risk and to generate increased predictability of the associated cost, there is no related financial expense; and (b) a $1.1 million increase in interest income and other financial charges related to higher interest income earned on our investments driven by higher interest rates and a greater volume of investments, particularly in Brazil.
The increase in other income (expenses) was partially offset by an increase of $0.9 million in foreign currency losses, from $0.4 million of foreign currency gains in the first quarter of 2010 to a $0.5 million of foreign currency loss in the first quarter of 2011. The increase in foreign currency losses for the three-month period ended March 31, 2011 was primarily due to losses in Brazil and Mexico attributable to the impact of the local currency appreciation on the cash balances held by our Brazilian and Mexican subsidiaries in US dollars during the first quarter of 2011 versus a devaluation of those local currencies in the first quarter of 2010.

Income and asset tax

	Three Month Period Ended		Change from 2010 to
	March 31,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Income and asset tax	6.0	4.1	1.9	47.0%

As a percentage of net revenues (*)	9.8%	8.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
During the three-month period ended March 31, 2011 as compared to the three-month period ended March 31, 2010, income and asset tax increased $1.9 million or 47.0% as a consequence of increases in our pre-tax income. In addition, our income and asset taxes expense margin was negatively impacted by increases in income tax charge in Brazil as a consequence of permanent tax differences period over period.
Our blended tax rate is defined as income and asset tax expense as a percentage of income before income and asset tax. Our effective income tax rate is defined as the provision for income taxes (net of charges related to dividend distribution from foreign subsidiaries which are offset with domestic foreign tax credits) as a percentage of pre tax income. The effective income tax rate excludes the effects of the deferred income tax, and the Mexican tax called “Impuesto Empresarial a Tasa Única” (“IETU”).
The following table summarizes the changes in our blended and effective tax rate for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Blended tax rate	29.9%	29.8%

Effective tax rate	28.2%	30.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Our blended tax rate for the three-month periods ended March 31, 2011 and 2010 was 29.9% and 29.8%, respectively. The decrease in our effective tax rate from the three-month period ended March 31, 2010 to the same period in 2011 was mainly due to our Brazilian businesses reorganization, generated as part of our tax planning strategy, permitted us to use tax loss carryforwards in that country. Our effective tax rate also decreased due to permanent tax differences in Venezuela that reduce our local effective tax rate.
The following table sets forth our effective income tax rate related to our main locations as of March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Effective tax rate by country

Argentina	18.3%	15.7%
Brazil	32.3%	35.6%
Mexico	20.4%	9.7%
Venezuela	29.7%	46.4%
Our Argentine subsidiary is a beneficiary of a software development law granting it a relief of 60% of total income tax determined in each year. Mainly for that reason, as of March 31, 2011 and 2010, our Argentine operation’s effective income tax rate of 18.3% and 15.7%, respectively, are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, we would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit could result in a higher effective tax rate in Argentina, but not necessarily as high as the local statutory rate of 35%.

The increase in our Argentine operation’s effective income tax rate period over period is mainly related to variations in temporary tax differences.
As of March 31, 2011 our Brazilian effective income tax rate is lower than the local statutory rate of 34% mainly because of the business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country. As of March 31, 2010 our Brazilian effective income tax rate is higher than the local statutory rate as a consequence of variations in both temporary and permanent tax differences.
As of March 31, 2011, our Mexican effective income tax rate is lower than the local statutory rate of 30% mainly because of variations in permanent tax differences. As of March 31, 2010, our Mexican effective income tax rate is lower than the local statutory rate mainly because of a business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country (all tax loss carryforwards have been used in 2010) and due to variations in permanent tax differences.
As of March 31, 2011, our Venezuelan effective income tax rate is lower than the local statutory rate of 34%, mainly as a consequence of a loss related to the local inflation adjustment that is not recorded for US GAAP purposes. As of March 31, 2010, our Venezuelan effective income tax rate is higher than the local statutory rate mainly because the loss generated by the re-measurement of our local-currency position recorded for US GAAP purposes cannot be computed for tax purposes.
Our effective tax rate reflects the tax effect of significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%, especially in the case of Argentina, where we have significant operations with an effective tax rate of approximately 18%. A future change in the mix of pretax income from these various tax jurisdictions would impact the Company’s periodic effective tax rate.
We do not expect such a change in mix to have a significant impact in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.
Liquidity and Capital Resources
Our main cash requirement historically has been working capital to fund our MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space and to fund the payment of quarterly cash dividends on shares of our common stock.
Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We fund MercadoPago by discounting credit card receivables and through cash advances derived from our business.
At March 31, 2011, our principal source of liquidity was $54.1 million of cash and cash equivalents and short-term investments and $101.8 million of long-term investments provided by cash generated from operations.
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
As of March 31, 2011, cash and investments of foreign subsidiaries amount to $130.6 million or 83.7% of our consolidated cash and investments and approximately 51.3% of consolidated cash and investments are held outside the U.S., mostly in Brazil. Our strategy is to reinvest our undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.
In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2011 and 2010:

	Three Month Period Ended March 31,
(In millions)	2011	2010
	(in millions)
Net cash provided by (used in):

Operating activities	$15.2	$11.5
Investing activities	(21.2)	(23.0)
Financing activities	0.0	(3.2)
Effect of exchange rates on cash and cash equivalents	0.2	(0.4)

Net decrease in cash and cash equivalents	$(5.9)	$(15.2)

Totals may not add due to rounding.
Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Three Month Period Ended March 31,		Change from 2010 to 2011
	2011	2010	in Dollars	in %
	(in millions, except percentages) (*)

Net Cash provided by:

Operating activities	$15.2	$11.5	$3.7	32.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The $3.7 million increase in net cash provided by operating activities during the three-month period ended March 31, 2011 compared to the same period in 2010 was mainly attributable to a $4.4 million increase in net income. Additionally, net cash provided by operating activities was impacted by a $2.6 million decrease in changes in account receivables in the three-month period ended March 31, 2011 versus the same period of 2010, a $2.7 million increases in working capital related to our Payment solution, derived mostly from increases of funds payable to customers due to a higher amount of transactions in 2011, a $1.8 million increase in non-cash losses such as long term retention plan compensation expenses, depreciation and amortization, accrued interest and deferred taxes and a $0.7 million increase in other liabilities.
These increases in cash provided by operations were partially offset by a $8.6 million decrease in changes in account payable.
Net cash used in investing activities

	Three Month Period Ended March 31,		Change from 2010 to 2011
	2011	2010	in Dollars	in %
	(in millions, except percentages) (*)

Net Cash used in:

Investing activities	$(21.2)	$(23.0)	$1.8	-8.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Net cash used in investing activities in the three-month period of 2011 resulted mainly from purchases of investments for $99.1 million. Additionally, we used $3.0 million of cash in the three-month period ended March 31, 2011 to make capital expenditures related to technological equipment, software licenses, new office space in Argentina and to office equipment in Brazil and Mexico. During the three-month period ended March 31, 2011, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $80.8 million of investments as part of our financial strategy.
As of March 31, 2010, net cash used in investing activities resulted primarily from purchases of investments for $34.3 million. Additionally, in the three-month period ended March 31, 2010, we used $1.4 million of cash for capital expenditures related to technological equipment, software licenses and, to a lesser degree, office equipment. During the three-month period ended March 31, 2010, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $12.7 million of investments as part of our financial strategy.

Net cash used in financing activities

	Three Month Period Ended March 31,		Change from 2010 to 2011
	2011	2010	in Dollars	in %
	(in millions, except percentages)
	(*)

Net Cash used in:

Financing activities	$0.0	$(3.2)	$3.2	-100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
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
Debt
As of March 31, 2011, the Company recorded $3.5 million of dividends payable to its stockholders. In addition, as of March 31, 2011, our outstanding debt of $0.2 million is related to an Argentine car lease contract. See Contractual obligations for more detail.
Cash Dividends
In February 2011, our board of directors declared our first quarterly cash dividend in our history of $3.5 million on our outstanding shares of common stock. The dividend was paid on April 15, 2011 to stockholders of record as of the close of business on March 31, 2011. We currently expect to continue paying similar amount of cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.
Capital expenditures
Our capital expenditures increased by $1.6 million to $3.0 million for the three-month period ended March 31, 2011 as compared to $1.4 million for the same period in 2010, mainly due to investments made during the three-month period ended March 31, 2011. The Company increased the level of investment on hardware and software licenses necessary to improve and update the technology of our platform, cost of computer software developed internally and office equipment and new office space in Argentina, Brazil and Mexico. We anticipate continued investments in capital expenditures in the future as we strive to maintain our position in the Latin American e-commerce market.
We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.
Off-balance sheet arrangements
At March 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated Payments. Changes in our business needs, cancellation provisions and other factors may result in actual Payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of Payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at March 31, 2011 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Capital lease obligations (1)	$0.3	$0.1	$0.2	$—	$—
Operating lease obligations (2)	4.4	1.3	2.2	0.8	0.1
Purchase obligations	5.3	4.6	0.7	—	—

Total	$10.0	$6.0	$3.1	$0.8	$0.1

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
We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the US dollar exchange rate with respect to local currencies, particularly the Brazilian Real due to Brazil’s share of our revenues, may affect the value of our financial assets and liabilities.
Foreign currencies
At March 31, 2011, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their respective local currency as their functional currency, except for our Venezuelan subsidiaries whose functional currency is the US dollar due to a highly inflationary accounting. At March 31, 2011, the total cash and cash equivalents denominated in foreign currencies totaled $19.3 million, short-term investments denominated in foreign currencies totaled $1.8 million, long-term investments denominated in foreign currencies totaled $55.5 million and accounts receivable and funds receivable from customers in foreign currencies totaled $18.8 million. To manage exchange rate risk, our treasury policy is to transfer a certain portion of cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At March 31, 2011, our dollar-denominated cash and cash equivalents and short-term investments totaled $33.1 million and our dollar-denominated long-term investments totaled $46.3 million. For the three-month period ended March 31, 2011, we incurred foreign currency losses in the amount of $0.5 million as the cash and investment balances of the subsidiaries held in US dollars depreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended March 31, 2011 compared to three-month period ended March 31, 2010 — Other income (expenses)” for more detail).
In accordance with US GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the US dollar as the functional currency for these operations since then. In accordance with US GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 become the accounting basis for those assets. Monetary assets and liabilities in “Bolivares Fuertes” were re-measured to the US dollar at the closing parallel exchange rate and the results of the operations in “Bolivares Fuertes” were re-measured to the US Dollar at the average monthly parallel exchange rate up to May 13, 2010.
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
Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the above mentioned period.
During 2010 and previous years we were able to obtain US dollars using alternative mechanisms other than the Venezuelan Commission of Foreign Exchange Administration (“CADIVI”). These dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiary. As a result, during 2010, lack of CADIVI approval did not restrict our ability to distribute the full amount of our retained earnings as dividends related to fiscal years 2008 ($0.8 million), and 2009 ($1.8 million). In addition, during 2011, our Venezuelan subsidiary distributed dividends related to earnings for fiscal year 2010, using existing cash balances held in the U.S. bank accounts for a $4.2 million.
Net assets of our Venezuelan subsidiary amount to approximately 6.3% of our consolidated net assets, and cash and investments of our Venezuelan subsidiary held in local currency in Venezuela amount only to approximately 5.1% of our consolidated cash and investments.
Although, the current mechanisms available to obtain US dollars for dividends distributions to shareholders outside Venezuela imply increased restrictions, the Company does not expect that the current restrictions to purchase dollars have a significant adverse effect on its business plans with regard to the investment in Venezuela.
If the US dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in US dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the US dollar strengthens against foreign currencies, while the re-measurement of our net asset position in US dollars will have a positive impact in our Statement of Income. During the three-month period ended March 31, 2011, 56.5% of our revenues were denominated in Brazilian reais, 17.2% in Argentine pesos, 11.0% in Venezuelan “Bolivares Fuertes”, 8.5% in Mexican pesos and 6.8% in the currency of other countries.

The table below shows the impact on our Net Revenues, Expenses, Other income and Income tax, Net Income and Shareholders’ Equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of March 31, 2011 and for the three-month period ended March 31, 2011:
Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	68.3	61.5	55.9
Expenses	(46.8)	(42.2)	(38.4)

Income from operations	21.4	19.3	17.5

Other income (expenses) and income tax related to P&L items	(5.8)	(4.7)	(4.8)
Foreign Currency impact related to the remeasurement of our Net Asset position	(10.3)	(0.5)	8.4

Net income	5.3	14.1	21.1

Total Shareholders’ Equity	188.9	183.1	178.3

(1)	Appreciation of the subsidiaries local currency against US Dollar

(2)	Depreciation of the subsidiaries local currency against US Dollar
The table above shows a decrease in our net income when the US dollar weakens against foreign currencies because the re-measurement of our net asset position in US Dollars has a greater negative impact than the increase in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect. Similarly, the table above shows an increase in our net income when the US dollar strengthens against foreign currencies because the re-measurement of our net asset position in US Dollars has a greater negative impact than the decrease in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect.
During 2011 we have not entered into any agreement to hedge our foreign currency translation exposure.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At March 31, 2011, MercadoPago funds receivable from customers totaled approximately $5.6 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2011, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 3.71%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of March 31, 2011 could decrease (increase) by approximately $1.8 million.
Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $3.2 million and as non-current assets in the amount of $101.8 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.
Equity Price Risk
Our board of directors adopted the 2009 and 2010 long-term retention plan (the “2009 and 2010 LTRP”) payable as follows:
•
the eligible employee will receive a fixed cash payment equal to 6.25% of his or her 2009 and/or 2010 LTRP bonus once a year for a period of eight years starting in 2010 and/or 2011 (the “2009 and 2010 Annual Fixed Payment”); and

•
on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “2009 and 2010 Variable Payment”) equal to the product of (i) 6.25% of the applicable 2009 and/or 2010 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008 and 2009 Stock Price, defined as $13.81 and $45.75 for the 2009 and 2010 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008 and 2009, respectively. The “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2009 and 2010 Variable Payment LTRP liability subjects us to equity price risk. At March 31, 2011, the total contractual obligation fair value of our 2009 and 2010 Variable Payment LTRP liability amounts to $8,861,138. As of March 31, 2011, the accrued liability related to the 2009 and 2010 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $3,229,896. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009 and 2010 variable payment if our stock price were to increases or decreases by up to 40%.

	As of March 31, 2011
	MercadoLibre, Inc	2009 and 2010 variable
(In US dollars)	Equity Price	LTRP liability
Change in equity price in percentage

40%	98.67	12,405,593
30%	91.63	11,519,479
20%	84.58	10,633,366
10%	77.53	9,747,252
Static (*)	70.48	8,861,138
-10%	63.43	7,975,024
-20%	56.38	7,088,910
-30%	49.34	6,202,797
-40%	42.29	5,316,683

(*)	Average closing stock price for the last 60 trading days of the closing date

Item 4	— Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1	— Legal Proceedings
From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on February 25, 2011, for additional discussion of the litigation and regulatory risks facing our company.

As of March 31, 2011, our total reserves for proceeding-related contingencies were approximately $1.8 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.
As of March 31, 2011, there were 338 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of March 31, 2011, there were more than 1,591 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where no lawyer is required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
We have described below material developments that occurred during the quarter ended March 31, 2011 to pending legal proceedings which we have determined may be material to our business, all of which have been previously disclosed in our Annual Report on Form 10-K. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for those proceedings which we have considered that a loss is probable.
City of São Paulo Tax Claim
On September 13, 2007, the Company paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to its Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. The Company had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million according to the exchange rate at that moment. In January 2005, the Brazilian subsidiary had moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction, therefore the Company believes it has strong defenses to the claims of the São Paulo authorities with respect to this period. On August 31, 2007, the Company presented administrative defenses against the authorities’ claim. On September, 12, 2009 the tax authorities ruled against the Brazilian subsidiary. On October 13, 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On January 19, 2011, São Paulo Municipal Council of Taxes ruled on our appeal and reduced the fine to approximately $4.7 million. On February 11, 2011 the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos (Superior Chamber of the São Paulo Municipal Council of Taxes) and awaits a ruling on this appeal. As of the date of this report, the Company believes the risk of loss is remote, and as a result, has not established a reserve against this claim.
State of São Paulo Customer Service Level Claim
On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support. On November 17, 2011, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $ 65,000 per day of non-compliance. On April 8, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented recourse to the lower court; even though, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would start running as of July 11, 2011. On April 20, 2011, the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals. The decision on the appeal is still pending.
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
During this quarter there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6	— Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed herewith

**	Furnished herewith

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

MERCADOLIBRE, INC. Registrant
Date: May 6, 2011	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Hernán Kazah
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