Form 10-Q
period 2011-06-30
MERCADOLIBRE INC
filed 2011-08-09
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
44,142,020 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 3, 2011.

MERCADOLIBRE, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Income for the three- and six-month periods ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	48

Item 4 — Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	51

Item 1A — Risk Factors	53

Item 6 — Exhibits	54

INDEX TO EXHIBITS

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010

MercadoLibre, Inc.
Condensed Consolidated Financial Statements
as of June 30, 2011 and December 31, 2010
and for the three- and six-month periods
ended June 30, 2011 and 2010

MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$44,250,132	$56,830,466
Short-term investments	72,384,019	5,342,766
Accounts receivable, net	14,984,136	12,618,173
Funds receivable from customers	7,910,434	6,151,518
Prepaid expenses	1,331,890	913,262
Deferred tax assets	12,396,948	12,911,256
Other assets	5,964,157	6,867,767

Total current assets	159,221,716	101,635,208
Non-current assets:
Long-term investments	50,201,025	78,846,281
Property and equipment, net	31,316,388	20,817,712
Goodwill, net	61,356,716	60,496,314
Intangible assets, net	3,819,064	4,141,167
Deferred tax assets	1,939,191	2,975,118
Other assets	671,876	771,223

Total non-current assets	149,304,260	168,047,815

Total assets	$308,525,976	$269,683,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,333,485	$17,232,103
Funds payable to customers	58,176,211	48,788,225
Payroll and social security payable	10,545,802	10,786,534
Taxes payable	8,061,079	11,487,574
Loans payable and other financial liabilities	105,498	100,031
Dividends payable	3,531,337	—

Total current liabilities	100,753,412	88,394,467
Non-current liabilities:
Payroll and social security payable	3,106,880	2,562,343
Loans payable and other financial liabilities	125,721	188,846
Deferred tax liabilities	4,726,032	5,167,699
Other liabilities	2,184,761	1,651,398

Total non-current liabilities	10,143,394	9,570,286
Total liabilities	$110,896,806	$97,964,753

Commitments and contingencies (Note 8)

Shareholders’ equity:

Common stock, $0.001 par value, 110,000,000 shares authorized, 44,141,707 and 44,131,376 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	$44,142	$44,131
Additional paid-in capital	120,429,310	120,391,622
Retained earnings	95,498,168	73,681,556
Accumulated other comprehensive loss	(18,342,450)	(22,399,039)

Total shareholders’ equity	197,629,170	171,718,270

Total liabilities and shareholders’ equity	$308,525,976	$269,683,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Income
For the three- and six-month periods ended June 30, 2011 and 2010

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net revenues	$130,837,828	$98,448,105	$69,378,160	$52,510,331
Cost of net revenues	(31,270,822)	(21,304,611)	(16,939,118)	(11,411,561)

Gross profit	99,567,006	77,143,494	52,439,042	41,098,770

Operating expenses:
Product and technology development	(10,675,783)	(7,201,240)	(5,518,892)	(3,976,466)
Sales and marketing	(28,865,357)	(22,581,944)	(15,636,413)	(11,473,145)
General and administrative	(19,183,316)	(13,041,477)	(9,732,340)	(6,834,592)

Total operating expenses	(58,724,456)	(42,824,661)	(30,887,645)	(22,284,203)

Income from operations	40,842,550	34,318,833	21,551,397	18,814,567

Other income (expenses):
Interest income and other financial gains	4,123,668	1,711,529	2,249,898	917,388
Interest expense and other financial charges	(1,509,769)	(6,351,339)	(880,819)	(3,355,921)
Foreign currency (loss) / gain	(1,203,369)	361,494	(702,714)	(35,478)
Other income, net	260,441	—	240,097	—

Net income before income / asset tax expense	42,513,521	30,040,517	22,457,859	16,340,556

Income / asset tax expense	(13,635,062)	(8,745,954)	(7,637,033)	(4,666,593)

Net income	$28,878,459	$21,294,563	$14,820,826	$11,673,963

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Basic EPS
Basic net income per common share	$0.65	$0.48	$0.34	$0.26

Weighted average shares	44,134,763	44,117,364	44,138,105	44,121,087

Diluted EPS
Diluted net income per common share	$0.65	$0.48	$0.34	$0.26

Weighted average shares	44,149,911	44,142,829	44,152,296	44,145,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six-month periods ended June 30, 2011 and 2010 (unaudited)

						Accumulated
				Additional		other
	Comprehensive	Common stock		paid-in	Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income / (loss)	Total
Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

Stock options exercised		4,626	5	5,444	—	—	5,449
Stock-based compensation — stock options		—	—	121	—	—	121
Stock-based compensation — restricted shares		—	—	37,696	—	—	37,696
Stock-based compensation LTRP		—	—	73,923	—	—	73,923
LTRP shares issued		3,981	4	(4)	—	—	—
Net income	$21,294,563	—	—	—	21,294,563	—	21,294,563
Currency translation adjustment	(1,468,912)	—	—	—	—	(1,468,912)	(1,468,912)
Unrealized net loss on investments	(386,935)	—	—	—	—	(386,935)	(386,935)
Realized net gain on investments	(27,630)	—	—	—	—	(27,630)	(27,630)

Comprehensive income	$19,411,086

Balance as of June 30, 2010		44,128,876	$44,129	$120,375,178	$38,951,100	$(25,648,895)	$133,721,512

Stock options exercised		2,500	2	12,748	—	—	12,750
Stock-based compensation — stock options		—	—	123	—	—	123
Stock-based compensation — restricted shares		—	—	—	—	—	—
Stock-based compensation LTRP		—	—	3,573	—	—	3,573
Net income	$34,730,456	—	—	—	34,730,456	—	34,730,456
Currency translation adjustment	2,817,394	—	—	—	—	2,817,394	2,817,394
Unrealized net gains on investments	432,462	—	—	—	—	432,462	432,462
Realized net gains on investments	—	—	—	—	—	—	—

Comprehensive income	$37,980,312

Balance as of December 31, 2010		44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six-month periods ended June 30, 2011 and 2010 (unaudited)

						Accumulated
				Additional		other
	Comprehensive	Common stock		paid-in	Retained	comprehensive
	income	Shares	Amount	capital	Earnings	income / (loss)	Total
Balance as of December 31, 2010		44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270

Stock options exercised		5,637	6	10,700	—	—	10,706
Stock-based compensation LTRP		—	—	26,993	—	—	26,993
Dividend Distribution		—	—	—	(7,061,847)	—	(7,061,847)
LTRP shares issued		4,694	5	(5)	—	—	—
Net income	$28,878,459	—	—	—	28,878,459	—	28,878,459
Currency translation adjustment	3,720,681	—	—	—	—	3,720,681	3,720,681
Unrealized net gains on investments	381,435	—	—	—	—	381,435	381,435
Realized net gain on investments	(45,527)	—	—	—	—	(45,527)	(45,527)

Comprehensive income	$32,935,048

Balance as of June 30, 2011		44,141,707	$44,142	$120,429,310	$95,498,168	$(18,342,450)	$197,629,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2011 and 2010 (unaudited)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operations:
Net income	$28,878,459	$21,294,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,305,795	2,187,353
Accrued interest	(2,353,234)	(37,763)
Stock-based compensation expense — stock options	—	121
Stock-based compensation expense — restricted shares	—	37,696
LTRP accrued compensation	2,303,542	1,515,662
Deferred income taxes	1,484,213	(1,099,249)
Changes in assets and liabilities:
Accounts receivable	(164,556)	(4,578,556)
Funds receivable from customers	(1,779,329)	247,441
Prepaid expenses	(393,477)	51,734
Other assets	1,067,637	(1,735,721)
Accounts payable and accrued expenses	(5,766,185)	5,249,442
Funds payable to customers	6,718,843	4,738,946
Other liabilities	430,606	(1,779,899)

Net cash provided by operating activities	33,732,314	26,091,770

Cash flows from investing activities:
Purchase of investments	(200,995,988)	(64,252,379)
Proceeds from sale and maturity of investments	171,094,260	26,860,341
Purchases of intangible assets	(108,823)	(12,733)
Purchases of property and equipment	(13,247,416)	(3,906,287)

Net cash used in investing activities	(43,257,967)	(41,311,058)

Cash flows from financing activities:
Decrease in loans payable	—	(2,993,985)
Dividends distribution	(3,530,510)	—
Stock options exercised	10,706	5,449

Net cash used in financing activities	(3,519,804)	(2,988,536)

Effect of exchange rate changes on cash and cash equivalents	465,123	(26,858)

Net decrease in cash and cash equivalents	(12,580,334)	(18,234,682)
Cash and cash equivalents, beginning of the period	56,830,466	49,803,402

Cash and cash equivalents, end of the period	$44,250,132	$31,568,720

Supplemental cash flow information:
Cash paid for interest	$26,426	$5,753,706
Cash paid for income and asset taxes	$14,806,871	$10,377,362

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Nature of Business

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

As of June 30, 2011, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.

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

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.6% and 99.4% of the consolidated totals during the six-month periods ended June 30, 2011 and 2010, respectively. Long-lived assets located in the foreign operations totaled $90,339,470 and $81,834,265 as of June 30, 2011 and December 31, 2010, respectively. Cash and cash equivalents as well as short and long-term investments, totaling $166,835,176 and $141,019,513 at June 30, 2011 and December 31, 2010, respectively, are mainly located in the United States of America and Brazil.

These unaudited interim condensed financial statements reflect the Company’s consolidated financial position as of June 30, 2011 and December 31, 2010. These statements also show the Company’s consolidated statement of income for the three- and six-month periods ended June 30, 2011 and 2010, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the six-month periods ended June 30, 2011 and 2010. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

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

•
Advertising revenues such as the sale of banners are recognized on accrual basis, and MercadoClics services or sponsorship of sites are recognized based on per-click values and as the impressions are delivered.

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
As of June 30, 2011, there are no past due credit card receivables.
Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency loss” and amounted to $(702,714) and $(35,478) for the three-month periods ended June 30, 2011 and 2010, respectively. For the six-month periods ended June 30, 2011 and 2010, “Foreign currency (loss) / gain” amounted to $(1,203,369) and $361,494, respectively

Until September 30, 2009, the Company translated its Venezuelan subsidiaries assets, liabilities, income and expense accounts at the official rate of 2.15 “Bolivares Fuertes” per US dollar.

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
Foreign Currency Translation (Continued)

Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the abovementioned period. As of June 30, 2011, the exchange rate used to re-measure transactions is 5.30 “Bolivares Fuertes” per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

Venezuelan operations
Assets	$21,299,401	$21,928,340
Liabilities	(7,547,390)	(8,212,581)
Net Assets	13,752,011	13,715,759

As of June 30, 2011, net assets of the Venezuelan subsidiaries (before intercompany eliminations) amount to approximately 7.0% of our consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 2.9% of our consolidated cash and investments.

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

Taxes on Revenues

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $5,288,963 and $3,616,846 for the three-month periods ended June 30, 2011 and 2010, respectively. Taxes on revenues totaled $9,750,510 and $6,624,934 for the six-month periods ended June 30, 2011 and 2010, respectively.

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

From fiscal year 2008 to fiscal year 2014, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2014. Aggregate tax benefit totaled $1,356,432 and $1,180,802 for the three-month periods ended June 30, 2011 and 2010, respectively. Aggregate tax benefit totaled $2,535,435 and $1,970,487 for the six-month periods ended June 30, 2011 and 2010, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.03 and $0.03 for the three-month periods ended June 30, 2011 and 2010, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.06 and $0.04 for the six-month periods ended June 30, 2011 and 2010, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Income and Asset Taxes (Continued)

As of June 30, 2011 and December 31, 2010, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $1,395,465 and $2,436,224, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

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

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income for the three-month periods ended June 30, 2011 and 2010 amounted to $18,052,267 and $10,420,151, respectively and for the six-month periods ended June 30, 2011 and 2010 amounted to $32,935,048 and $19,411,086 respectively.

Recent Accounting Pronouncements
Presentation of Comprehensive Income

On June 16, 2011 the Financial Accounting Standards Board (“FASB”) issued an amendment to disclosures about the presentation of the comprehensive income in the financial statements. The new guidance provides two ways to present the components of the comprehensive income, in either (a) a continuous statement of comprehensive income, or (b) two separate but consecutive statements. The amended disclosures about the presentation of the comprehensive income in the financial statements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect to have a significant impact on the presentation of the consolidated financial statements.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
Fair value measurement and disclosure

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and it expands the ASC 820 existing disclosure requirements for fair value measurements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

3.	Net Income per Share
Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.
The Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income available to common stockholders for the three- and six month periods ended June 30, 2010, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.
Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.
The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended June 30, 2011 and 2010:

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net Income per Share (Continued)

	Three Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income	$14,820,826	$14,820,826	$11,673,963	$11,673,963

Net income available to common shareholders attributable to unvested restricted shares	—	—	1,724	1,724

Net income available to common shareholders attributable to common stock	$14,820,826	$14,820,826	$11,672,239	$11,672,239

The following table shows how net income available to common shareholders is allocated using the two-class method, for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income	$28,878,459	$28,878,459	$21,294,563	$21,294,563

Net income available to common shareholders attributable to unvested restricted shares	—	—	3,583	3,583

Net income available to common shareholders attributable to common stock	$28,878,459	$28,878,459	$21,290,980	$21,290,980

Net income per share of common stock is as follows for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.34	$0.34	$0.26	$0.26

Numerator:
Net income available to common shareholders	$14,820,826	$14,820,826	$11,672,239	$11,672,239

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,138,105	44,138,105	44,121,087	44,121,087
Adjustment for stock options	—	9,487	—	14,811
Adjustment for shares granted under LTRP	—	4,704	—	9,357

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,138,105	44,152,296	44,121,087	44,145,255

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3.	Net Income per Share (Continued)
Net income per share of common stock is as follows for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income available to common shareholders per common share	$0.65	$0.65	$0.48	$0.48

Numerator:
Net income available to common shareholders	$28,878,459	$28,878,459	$21,290,980	$21,290,980

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,134,763	44,134,763	44,117,364	44,117,364
Adjustment for stock options	—	10,480	—	16,454
Adjustment for shares granted under LTRP	—	4,668	—	9,011
Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,134,763	44,149,911	44,117,364	44,142,829

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three- and six-month periods ended June 30, 2011 and 2010, there were no anti-dilutive shares.
4.	Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2011	2010
Goodwill	$61,356,716	$60,496,314

Intangible assets with indefinite lives
- Trademarks	2,514,136	2,460,952
Amortizable intangible assets
- Licenses and others	2,659,646	2,606,402
- Non-compete agreement	1,281,426	1,241,357
- Customer list	1,623,928	1,607,097

Total intangible assets	$8,079,136	$7,915,808
Accumulated amortization	(4,260,072)	(3,774,641)

Total intangible assets, net	$3,819,064	$4,141,167

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Goodwill and Intangible Assets (Continued)
Goodwill
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2011 and the year ended December 31, 2010, are as follows:

	Six Months Ended June 30, 2011
							Other
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Countries	Total
Balance, beginning of year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314
- Effect of exchange rates change	884,011	(761,757)	(2,182)	282,382	—	409,548	48,400	860,402

Balance, end of the period	$14,014,660	$22,602,569	$7,294,706	$5,308,005	$4,846,030	$5,857,616	$1,433,130	$61,356,716

	Year Ended December 31, 2010
							Other
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Countries	Total
Balance, beginning of year	$12,565,062	$24,446,463	$6,734,405	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$59,822,746
- Effect of exchange rates change	565,587	(1,082,137)	562,483	255,063	—	347,129	25,443	673,568

Balance, end of the year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314

Amortizable intangible assets
Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $242,401 and $207,486 for the three-month periods ended June 30, 2011 and 2010, respectively. Aggregate amortization expense for intangible assets totaled $478,522 and $380,347 for the six-month periods ended June 30, 2011 and 2010, respectively.
Expected future intangible asset amortization from acquisitions completed as of June 30, 2011 is as follows:

For year ended 12/31/2011	$385,759
For year ended 12/31/2012	646,539
For year ended 12/31/2013	270,611
For year ended 12/31/2014	2,019

$1,304,928

5.	Segments
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
The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended June 30, 2011
					Other
	Brazil	Argentina	Mexico	Venezuela	Countries	Total

Net revenues	$39,932,132	$12,391,873	$5,370,095	$7,234,940	$4,449,120	$69,378,160
Direct costs	(23,926,947)	(5,153,807)	(2,982,020)	(2,847,197)	(2,493,570)	(37,403,541)

Direct contribution	16,005,185	7,238,066	2,388,075	4,387,743	1,955,550	31,974,619

Operating expenses and indirect costs of net revenues						(10,423,222)

Income from operations						21,551,397

Other income (expenses):
Interest income and other financial gains						2,249,898
Interest expense and other financial results						(880,819)
Foreign currency losses						(702,714)
Other income, net						240,097

Net income before income / asset tax expense						$22,457,859

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)

	Three Months Ended June 30, 2010
					Other
	Brazil	Argentina	Mexico	Venezuela	Countries	Total

Net revenues	$30,781,411	$9,452,261	$4,669,349	$4,468,146	$3,139,164	$52,510,331
Direct costs	(15,992,598)	(4,686,452)	(2,830,282)	(2,192,418)	(1,741,164)	(27,442,914)

Direct contribution	14,788,813	4,765,809	1,839,067	2,275,728	1,398,000	25,067,417

Operating expenses and indirect costs of net revenues						(6,252,850)

Income from operations						18,814,567

Other income (expenses):
Interest income and other financial gains						917,388
Interest expense and other financial results						(3,355,921)
Foreign currency losses						(35,478)

Net income before income / asset tax expense						$16,340,556

	Six Months Ended June 30, 2011
					Other
	Brazil	Argentina	Mexico	Venezuela	Countries	Total

Net revenues	$74,655,327	$22,971,805	$10,604,428	$14,005,393	$8,600,875	$130,837,828
Direct costs	(44,002,555)	(9,580,905)	(5,698,379)	(5,916,936)	(4,593,885)	(69,792,660)

Direct contribution	30,652,772	13,390,900	4,906,049	8,088,457	4,006,990	61,045,168

Operating expenses and indirect costs of net revenues						(20,202,618)

Income from operations						40,842,550

Other income (expenses):
Interest income and other financial gains						4,123,668
Interest expense and other financial results						(1,509,769)
Foreign currency losses						(1,203,369)
Other income, net						260,441

Net income before income / asset tax expense						$42,513,521

	Six Months Ended June 30, 2010
					Other
	Brazil	Argentina	Mexico	Venezuela	Countries	Total

Net revenues	$57,132,883	$17,806,507	$9,139,286	$7,943,636	$6,425,793	$98,448,105
Direct costs	(30,855,058)	(8,632,236)	(5,630,639)	(4,106,474)	(3,464,689)	$(52,689,096)

Direct contribution	26,277,825	9,174,271	3,508,647	3,837,162	2,961,104	45,759,009

Operating expenses and indirect costs of net revenues						(11,440,176)

Income from operations						34,318,833

Other income (expenses):
Interest income and other financial gains						1,711,529
Interest expense and other financial results						(6,351,339)
Foreign currency gains						361,494

Net income before income / asset tax expense						$30,040,517

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)
The following table summarizes the allocation of the long-lived tangible assets based on geography:

	June 30,	December 31,
	2011	2010
US long-lived tangible assets	$6,152,698	$3,617,420
Other countries long-lived tangible assets
Argentina	14,131,697	13,580,175
Brazil	3,303,186	3,264,625
Mexico	517,919	68,878
Venezuela (*)	6,789,815	206,815
Other countries	421,073	79,799

	$25,163,690	$17,200,292
Total long-lived tangible assets	$31,316,388	$20,817,712

(*)	On June 2, 2011, the Company’s Venezuelan subsidiary acquired an office property of 992 square meters in a building located in Caracas, Venezuela. The purchase price of $6.6 million was paid in cash
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2011	2010
US intangible assets	$—	$3,507
Other countries goodwill and intangible assets
Argentina	23,735,108	24,825,718
Brazil	14,019,678	13,137,658
Mexico	5,320,769	5,043,335
Venezuela	6,595,503	6,595,866
Other countries	15,504,722	15,031,397

	$65,175,780	$64,633,974
Total goodwill and intangible assets	$65,175,780	$64,637,481

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	June 30,	identical Assets	December 31,	identical Assets
Description	2011	(Level 1)	2010	(Level 1)
Assets
Cash and Cash Equivalents:
Money Market Funds	$11,651,812	$11,651,812	$14,578,477	$14,578,477
Investments:
Asset backed securities	19,999,835	19,999,835	14,319,103	14,319,103
Sovereign Debt Securities	12,050,647	12,050,647	13,147,239	13,147,239
Corporate Debt Securities	19,721,642	19,721,642	11,381,761	11,381,761

Total financial Assets	$63,423,936	$63,423,936	$53,426,580	$53,426,580

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of June 30, 2011 and December 31, 2010, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).
The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.
In addition, as of June 30, 2011, the Company had $70,812,920 of short-term investments, which consisted of time deposits maintained as held to maturity investments. As of December 31, 2010, the Company had $45,340,944 of short-term and long-term investments, which consisted of time deposits considered held to maturity securities. Those investments are accounted for at amortized cost which, as of June 30, 2011 and December 31, 2010, approximates their fair values.
As of June 30, 2011 and December 31, 2010, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in money markets funds and bank deposits. In addition, the carrying value of accounts receivables, funds receivables from customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities approximates their fair values because of its short term maturity.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities (Continued)
For the three- and six-month periods ended June 30, 2011 and 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles. As of June 30, 2011 and December 31, 2010, the Company does not have any non-financial assets or liabilities measured at fair value.
As of June 30, 2011 and December 31, 2010, the fair value of short and long-term investments classified as available for sale securities are as follows:

	June 30, 2011
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments
Sovereign Debt Securities	$1,138,586	$—	$(312)	$1,138,274
Corporate Debt Securities	437,786	—	(4,960)	432,826

Total Short-term investments	$1,576,372	$—	$(5,272)	$1,571,100

Long-term investments
Sovereign Debt Securities	$10,813,741	$116,443	$(17,811)	$10,912,373
Corporate Debt Securities	19,164,588	144,025	(19,797)	19,288,816
Asset Backed Securities (2)	19,639,833	383,737	(23,735)	19,999,835

Total Long-term investments	$49,618,162	$644,205	$(61,343)	$50,201,024

Total	$51,194,534	$644,205	$(66,615)	$51,772,124

	December 31, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses (1)	Value
Short-term investments
Corporate Debt Securities	$398,752	$26	$(773)	$398,005

Total short-term investments	$398,752	$26	$(773)	$398,005

Long-term investments
Sovereign Debt Securities	$13,282,207	$98,958	$(233,926)	$13,147,239
Corporate Debt Securities	10,987,910	110,521	(114,675)	10,983,756
Asset Backed Securities	14,107,501	439,239	(227,637)	14,319,103

Total long-term investments	$38,377,618	$648,718	$(576,238)	$38,450,098

Total	$38,776,370	$648,744	$(577,011)	$38,848,103

(1)
Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of June 30, 2011 and December 31, 2010.

(2)	Asset backed securities have investment grade credit ratings. These investments are collateralized by real estate and they are guaranteed by the U.S. Federal Government.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Fair Value Measurement of Assets and Liabilities (Continued)
As of June 30, 2011, the estimated fair values of short-term and long-term investments classified by its contractual maturities are as follows:

One year or less	$1,571,100
One year to two years	8,834,616
Two years to three years	2,314,297
Three years to four years	4,962,506
Four years to five years	3,322,803
More than five years	30,766,802

Total	$51,772,124

7.	Compensation Plan for Outside Directors
The Company compensated its outside directors through the payment of cash fees and, from time to time, through the issuance of equity awards.
On June 10, 2009, the Company issued an aggregate of 2,305 shares of common stock and 8,350 restricted shares of common stock (the “Restricted Shares”) to our outside directors. The Restricted Shares vested in full in June 2010. Restricted Shares awarded to employees and directors are measured at their fair market value using the grant-date price of the Company’s shares. For the three- and six-month periods ended June 30, 2010, the Company recognized $16,492 and $37,696, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income.
The total accrued compensation cost for the three-month periods ended June 30, 2011 and 2010 in cash and equity awards amounts to $194,218 and $78,682, respectively which were included in operating expenses. For the six-month periods ended June 30, 2011 and 2010, the Company recognized $323,353 and $147,229 respectively, which amounts are included in operating expenses in the accompanying condensed consolidated statement of income.
8.	Commitments and Contingencies
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of June 30, 2011, the Company had established reserves for proceeding-related contingencies of $2,141,346 to cover legal actions against the Company. In addition, as of June 30, 2011 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,447,838.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
No loss amount has been accrued for such possible legal actions of which most significant (individually or in the aggregate) are described below.
As of June 30, 2011, 348 legal actions were pending in the Brazilian ordinary courts, 8 of which were related to alleged intellectual property infringement. In addition, as of June 30, 2011, there were more than 1,719 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.
On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011, the State of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending. In the opinion of the Company’s legal counsel, as of June 30, 2011, the probable loss amounts to $270,642 and a remaining amount of $1,907,309 was not reserved since it was considered reasonably possible but not probable.
State of São Paulo Fraud Claim
On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)
State of São Paulo Fraud Claim (Continued)
should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that the Brazilian subsidiary shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering the Brazilian subsidiary to remove from the Terms of Service of the Brazilian website any provision limiting the Company’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court, which was not granted. On September 29, 2009 the Company presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December, 1, 2009. The decision on the appeal is still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.
City of São Paulo Tax Claim
In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate at that moment. In 2007 the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009 the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which maintained the reduction of the Infraction. As of the date of these financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished, therefore the Company will contest the tax and the fine in the justice. The Company ´s management and its legal advisors believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.
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
Litigation and Other Legal Matters (Continued)
State of São Paulo Customer Service Level Claim (Continued)
within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 08, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented recourse to the lower court; even though, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would start running as of July 11, 2011. On April 20, 2011 the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May 4, 2011. In the opinion of the Company’s management and its legal counsel the risk associated with this claim is approximately $384,000 which considered reasonably possible.
State of Rio de Janeiro Fraud Claim
On April 15, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Brazilian subsidiary. The state prosecutor requests several clauses of the Terms of Service of the Website shall be considered null and void. The prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On May 5, 2011, the Lower Court Judge granted an injunction in favor of the State of Rio de Janeiro prosecutor, declaring that several clauses in the Terms of Service of the Website that limit the responsibility of the Brazilian subsidiary shall be considered null and void and ordered the Brazilian subsidiary to remove them, with a penalty of approximately $640 per day of non-compliance. On July 8, 2011 the Company presented a recourse to the lower court requesting a suspension of the effects of the injunction. On July 13, 2011 the lower Court Judge suspended the injunction and set a hearing on July 20, 2011, however no settlement was reached by the parties on the hearing. The Company presented its defense on July 25, 2011. In the opinion of the Company’s management and its legal counsel the risk of loss is possible.
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
Litigation and Other Legal Matters (Continued)
State of Rio de Janeiro Fraud Claim (Continued)
From time to time, the Company is involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as the Company’s business expands and the Company grows larger.
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
The shares granted for the 2008 LTRP were valued at the grant-date fair market value PF $36.8 per share. As of June 30, 2011, the Company paid the 66% related to the years one to three of the 2008 LTRP.
As a consequence of the departure of the Chief Financial Officer, for the three-month period ended June 30, 2011, the related accrued compensation was a gain of $27,435 corresponding $6,716 to the share portion of the award credited to Additional Paid-in Capital and $20,718 to the cash portion included in the Balance Sheet as Payroll and social security payable. For the six-month period ended June 30, 2011, the related accrued compensation expense was $42.383 corresponding $26,993 to the share portion of the award credited to Additional Paid-in Capital and $15,390 to the cash portion included in the Balance Sheet as Payroll and social security payable.
For the three-month period ended June 30, 2010, the related accrued compensation expense was $54,109 corresponding $29,636 to the share portion of the award credited to Additional Paid-in Capital and $24,473 to the cash portion included in the Balance Sheet as Payroll and social security payable.

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
On June 15, 2009, June 25, 2010 and August 1, 2011, the Board of Directors, upon the recommendation of the compensation Committee approved the 2009, the 2010 and the 2011 employee retention programs (“the 2009, 2010 and 2011 LTRP”). The 2011 LTRP was approved by the Compensation Committee on June 27, 2011. The awards under the 2009, 2010 and 2011 LTRP are fully payable in cash in addition to the annual salary and bonus of each employee.
The 2009, 2010 and 2011 LTRP will be paid in 8 equal annual quotas (12.5% each) commencing on March 31, 2010, March 31, 2011 and March 31, 2012, respectively. Each quota is calculated as follows:
•	6.25% of the amount is calculated in nominal terms (“the nominal basis share”),

•
6.25% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2008, 2009 and 2010 for the 2009, 2010 and 2011 LTRP, respectively. The average closing stock price for the 2009, 2010 and 2011 LTRP amounted to $13.81, $45.75 and $65.41, respectively (“the variable share”).

The 2008, 2009, 2010 and 2011 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to stay in the Company at the payment date.
The 2008 LTRP compensation cost and the variable share compensation cost of the 2009, 2010 and 2011 LTRP are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. The 2009, 2010 and 2011 LTRP nominal basis share are recognized in straight line bases using the equal annual accrual method.
The following tables summarize the LTRP accrued compensation expense for the three- and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

LTRP 2009	$490,139	$449,350	$1,009,225	$709,040
LTRP 2010	309,495	350,670	817,471	659,991
LTRP 2011	430,651	—	761,485	—

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10.	Cash dividend distribution
On July 15, 2011, the Company paid the second quarterly cash dividend distribution of $3.5 million or $0.08 per share, which was approved on May 2, 2011 by the Board of Directors.
* * * *

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
Certain statements regarding our future performance made or implied in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:
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
•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the quarters and six-month periods ended June 30, 2011 and 2010;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.
Business Overview
MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “company”) hosts the largest online commerce platform in Latin America located at www.mercadolibre.com, which is focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms for buying, selling, paying, collecting, generating leads and comparing transactions via e-commerce in an effective and efficient manner. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views. Additionally, we also operate online commerce platforms in the Dominican Republic, Panama and Portugal.
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
As a further enhancement to the MercadoLibre Marketplace, in 2009, we launched our MercadoClics program to allow businesses to promote their products and services on the Internet. Through MercadoClics users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform through which it will acquire traffic. Advertisers purchase, on a cost per clicks basis, advertising space that appear alongside product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and off our platform based on the advertisers destination of choice.

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
Reporting Segments
Our segment reporting is based on geographic areas, which is the current criteria we are using to evaluate our segment performance. Our geography segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).
In addition, we operate a real estate classifieds platform that covers some areas of Florida in the United States, the operations of which are included in our segment for “other countries”.
Recent Developments
2011 Long Term Retention Plan
On June 27, 2011, our Compensation Committee approved the 2011 Long Term Retention Plan (the “2011 LTRP”) which was adopted by our board of directors on August 1, 2011. If earned, payments to eligible employees under the 2011 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to these employees.
In order to receive an award under the 2011 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for him or her. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his 2011 LTRP bonus, payable as follows:
•	the eligible employee will receive a fixed cash payment equal to 6.25% of his or her 2011 LTRP bonus once a year for a period of eight years starting in 2012 (the “Annual Fixed Payment”); and

•
on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 6.25% of the applicable 2011 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2010 Stock Price, defined as $65.41, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2010. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The compensation cost related to the Annual Fixed Payments is recognized on a straight line basis using the equal annual accrual method. The compensation cost related to the Variable Payments is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.
As of June 30, 2011, the total compensation cost of the 2011 LTRP is expected to be approximately $6.1 million and the related accrued compensation expense for the six-month period ended June 30, 2011 was $0.8 million.
Acquisition of office space in Venezuela
On June 2, 2011, MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. (the “Company”) entered into an agreement with Inversiones 1182450, C.A. to acquire an office property of 992 square meters in a building named Torre La Castellana, located in Avenida Eugenio Mendoza, La Castellana, Municipality of Chacao, State of Miranda, Caracas, Venezuela for approximately $6.6 million. The Company funded the purchase price with its own funds and closed on the acquisition on June 2, 2011.
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
Since the third quarter of 2010, we have offered payment processing through our MercadoPago solution at no added cost in Brazil and Argentina. On April 15, 2011, we launched a new and improved version of our MercadoPago payments platform that may be used for all our marketplace transactions in México. We also made offering MercadoPago obligatory in our Mexican marketplace listings (with the exception of free listings). This change in pricing implies that for Marketplace transactions we no longer charge our users a specific fee for processing on-platform payments as we did in the past. We do continue, however, to generate payment related revenues, reported within each of our reporting segments, attributable to:
•	commissions charged to sellers for the use of the MercadoPago platform with respect to transactions that occur outside of our Marketplace platform;

•	revenues from a financial charge when a buyer elects to pay in installments through our MercadoPago platform, for both transactions that occurs on or off our Marketplace platform.
The following table sets forth the percentage of consolidated net revenues by segment for the three-and six-month periods ended June 30, 2011 and 2010:

	Six-Month Periods Ended		Three-Month Periods Ended
	June 30, (*)		June 30, (*)
(% of total consolidated net revenues)	2011	2010	2011	2010

Brazil	57.1%	58.0%	57.6%	58.6%
Argentina	17.6	18.1	17.9	18.0
Venezuela	10.7	8.1	10.4	8.5
Mexico	8.1	9.3	7.7	8.9
Other Countries	6.6	6.5	6.4	6.0

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The table above may not total due to rounding.
The following table summarizes the changes in net revenues for the three-and six-month periods ended June 30, 2011 and 2010:

	Six-Month Periods Ended		Change from 2010		Three-Month Periods Ended		Change from 2010
	June 30,		to 2011(*)		June 30,		to 2011(*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)					(in millions, except percentages)

Net Revenues:
Brazil	$74.7	$57.1	$17.6	30.7%	$39.9	$30.8	$9.1	29.7%
Argentina	23.0	17.8	5.2	29.0	12.4	9.5	2.9	31.1
Venezuela	14.0	7.9	6.1	76.3	7.2	4.5	2.7	61.9
Mexico	10.6	9.1	1.5	16.0	5.4	4.6	0.8	15.0
Other Countries	8.5	6.5	2.0	33.8	4.5	3.1	1.4	41.7

Total Net Revenues	$130.8	$98.4	$32.4	32.9%	$69.4	$52.5	$16.9	32.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three- and six-month periods ended June 30, 2011 and 2010, no single customer accounted for more than 1.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the local currency, except for Venezuela whose functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.6% and 7.5% of net revenues for the three- and six-month periods ended June 30, 2011.
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
Other income (expenses)
Other income (expenses) consists of interest income derived primarily from our investments and cash equivalents, foreign currency gains or losses, and other non-operating results. Prior to the third quarter of 2010, other income (expenses) included mainly interest expense related to the working capital requirements for our MercadoPago operations. Since the third quarter of 2010 and for as long as we continue pre-selling credit card receivables there has been, and we expect in the future will be, no interest expense included in other income (expenses) line, related to MercadoPago’s working capital requirements.
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
Foreign Currency Translation
Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency (loss) / gain”.
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

•
CADIVI has not only delayed approvals but also removed many items from priority lists (current priorities appear to be food and medicine), causing delays in the repatriation of dividends for many companies.

Consequently, in the fourth quarter of 2009, we translated our Venezuelan assets, liabilities, income and expense accounts using the parallel exchange rate.
As of the date of this report the Company did not buy dollars at the CADIVI official rate.
In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary as of January 1, 2010 and have used the U.S. dollar to be the functional currency for purposes of our financial statements. Therefore, no translation effect was accounted for in other comprehensive income since October 1, 2009 related to our Venezuelan operations.
Until May 13, 2010, the only way by which U.S. dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through CADIVI. Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities have used the “parallel” market to exchange currency because, as already mentioned, CADIVI used not to approve in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy U.S. dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.
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
For the period beginning on May 14, 2010 and ended on June 8, 2010 (during which there was no open foreign currency markets), we applied U.S. GAAP guidelines, which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used.
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
The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

Venezuelan operations
Assets	$21,299,401	$21,928,340
Liabilities	(7,547,390)	(8,212,581)
Net Assets	13,752,011	13,715,759
Net assets of our Venezuelan subsidiary amount to approximately 7.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiary held in local currency in Venezuela amount to approximately 2.9% of our consolidated cash and investments.
On June 2, 2011, our Venezuelan subsidiary acquired an office property containing 992 square meters in a building located in Caracas, Venezuela for approximately $6.6 million. The Company funded the purchase price with its own funds.
Although, the current mechanisms available to obtain U.S. dollars for dividends distributions to our subsidiaries outside Venezuela imply increased restrictions, we do not expect that the current restrictions on purchasing U.S.dollars to have a significant adverse effect on its business plans with regard to our investment in Venezuela.
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
Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At June 30, 2011, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.
Results of operations for the three-month period ended June 30, 2011 compared to three-month period ended June 30, 2010 and the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010
The selected financial data for the three- and six-month periods ended June 30, 2011 and 2010 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011 or for any other period.

Statement of income data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2011 (*)	2010 (*)	2011 (*)	2010 (*)
	(Unaudited)		(Unaudited)
Net revenues	$130.8	$98.4	$69.4	$52.5
Cost of net revenues	(31.3)	(21.3)	(16.9)	(11.4)

Gross profit	99.6	77.1	52.4	41.1

Operating expenses:
Product and technology development	(10.7)	(7.2)	(5.5)	(4.0)
Sales and marketing	(28.9)	(22.6)	(15.6)	(11.5)
General and administrative	(19.2)	(13.0)	(9.7)	(6.8)

Total operating expenses	(58.7)	(42.8)	(30.9)	(22.3)

Income from operations	40.8	34.3	21.6	18.8

Other income (expenses):
Interest income and other financial gains	4.1	1.7	2.2	0.9
Interest expense and other financial charges	(1.5)	(6.4)	(0.9)	(3.4)
Foreign currency gains / losses	(1.2)	0.4	(0.7)	—
Other income, net	0.3	—	0.2	—

Net income before income / asset tax expense	42.5	30.0	22.5	16.3

Income / asset tax expense	(13.6)	(8.7)	(7.6)	(4.7)

Net income	$28.9	$21.3	$14.8	$11.7

(*)	Totals may not add due to rounding
Other Data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2011	2010	2011	2010

Number of confirmed registered users at end of the period [1]	58.4	47.4	58.4	47.4
Number of confirmed new registered users during the period [2]	5.5	4.9	2.8	2.5
Gross merchandise volume [3]	2,021.8	1,529.7	1,067.8	798.1
Number of items sold [4]	22.5	17.6	11.6	9.2
Total payment volume [5]	541.1	271.6	295.8	147.8
Total payment transactions [6]	5.7	2.3	3.1	1.3
Capital expenditures	13.4	3.9	10.4	2.5
Depreciation and amortization	3.3	2.2	1.8	1.2

1	- Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.

2	- Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.

3	- Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.

4	- Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.

5	- Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

6	- Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Six-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)		June 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total Net Revenues	$130.8	$98.4	$32.4	32.9%	$69.4	$52.5	$16.9	32.1%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The 32.1% growth in net revenues from the second quarter of 2010 to the second quarter of 2011 resulted principally from a 33.8% increase in the gross merchandise volume (“GMV”) transacted through our platform from the second quarter of 2010 to the second quarter of 2011. This GMV growth resulted from a 26.3% increase in items sold between those periods and a positive impact on U.S. dollars figures mainly due to the appreciation of the Brazilian Real and also since the parallel exchange rate used by our Venezuelan subsidiary in the first quarter of 2010 was 6.04 Bolivares Fuertes per U.S. dollar as compared to 5.3 Bolivares Fuertes per U.S. dollar for the second quarter of 2011. See “Critical accounting policies and estimates — Foreign currency translation” for more detail.
The 32.9% growth in net revenues from the first half of 2010 to the first half of 2011 resulted principally from a 32.2% increase in the gross merchandise volume (“GMV”) transacted through our platform from the first half of 2010 to the first half of 2011. This GMV growth resulted from a 28.4% increase in items sold between those periods and a positive impact on U.S. dollars figures mainly due to the appreciation of the Brazilian Real and also since the parallel exchange rate used by our Venezuelan subsidiary in the first half of 2010 was 6.28 Bolivares Fuertes per U.S. dollar as compared to 5.3 Bolivares Fuertes per U.S. dollar for the first half of 2011. See “Critical accounting policies and estimates — Foreign currency translation” for more detail.
For the three- and six-month periods ended June 30, 2011, net revenues also include the net amount collected from financial institutions as a result of pre-selling installment-related financing receivables. We entered into these pre-selling agreements with the aim of substantially eliminating credit risk and optimizing financial cost. For the three- and six-month period ended June 30, 2011, our net revenues have no financial related expenses. For the three- and six-month periods ended June 30, 2010, as we had assumed the financial risk of installment-related financing receivables, our MercadoPago financing revenues had an associated $3.9 million and $7.3 million of financial expenses, respectively.
Measured in local currencies, net revenues grew 21.6% and 23.5% during the three- and six-month periods ended June 30, 2011, respectively, compared to the same period a year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2010 and applying them to the corresponding months in 2011, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
For the three-month period ended June 30, 2011 as compared to the same period in 2010, net revenues decreased slightly due to a reduction in our take rate, which we define as net revenues as a percentage of gross merchandise volume, from 6.6% for the three-month period ended June 30, 2010 to 6.5% for the three-month period ended June 30, 2011. For the six-month period ended June 30, 2011 as compared to the same period in 2010, net revenues increased slightly due to growth in our take rate, from 6.4% for the six-month period ended June 30, 2010 to 6.5% for the six-month period ended June 30, 2011.
The following table summarizes the changes in net revenues by each reporting segment for the three— and six-month periods ended June 30, 2011 and 2010:

	Six-Month Periods Ended		Change from 2010		Three-Month Periods Ended		Change from 2010
	June 30,		to 2011 (*)		June 30,		to 2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Net Revenues:
Brazil	$74.7	$57.1	$17.6	30.7%	$39.9	$30.8	$9.1	29.7%
Argentina	23.0	17.8	5.2	29.0	12.4	9.5	2.9	31.1
Venezuela	14.0	7.9	6.1	76.3	7.2	4.5	2.7	61.9
Mexico	10.6	9.1	1.5	16.0	5.4	4.6	0.8	15.0
Other Countries	8.5	6.5	2.0	33.8	4.5	3.1	1.4	41.7

Total Net Revenues	$130.8	$98.4	$32.4	32.9%	$69.4	$52.5	$16.9	32.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.
On a segment basis, our net revenues for the three- and six-month periods ended June 30, 2011 as compared to the same periods in 2010, increased across all segments.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2011
Net Revenues	$61.5	$69.4	n/a	n/a
Percent change from prior quarter	-1%	13%
2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Cost of net revenues

	Six-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)		June 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total cost of net revenues	$31.3	$21.3	$10.0	46.8%	$16.9	$11.4	$5.5	48.4%

As a percentage of net revenues (*)	23.9%	21.6%			24.4%	21.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three- and six-month periods ended June 30, 2011, the increase in cost of net revenues as compared to the same periods of 2010 was primarily attributable to a $1.9 million and $3.4 million increase in collection fees, respectively. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of our Payment solution into our Marketplace, which has a higher collection fee cost. In addition, sales taxes on our net revenues increased by $1.7 million, or 46.2% and $3.1 million or 47.2%, respectively, for the three- and six-month periods ended June 30, 2011, compared to the same periods of 2010 mainly as a consequence of increases in net revenues. Moreover, during the three- and six-month periods ended June 30, 2011 as compared to the same periods in the prior year, expenditures related to our in-house customer support operations increased by $1.4 million and $2.4 million, respectively, primarily driven by an increase in compensation costs and recruitment. The increased compensation costs and recruitment are incurred in order to improve our service and our initiatives to combat fraud, illegal items and fee evasion. Finally, for the three- and six-month periods ended June 30, 2011, as compared to the same period of the previous year, bank transfer fees related to MercadoPago, mainly in Brazil, increased by $0.3 million and $0.4 million, respectively.
Product and technology development

	Six-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)		June 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Product and technology development	$10.7	$7.2	$3.5	48.2%	$5.5	$4.0	$1.5	38.8%

As a percentage of net revenues (*)	8.2%	7.3%			8.0%	7.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three- and six-month periods ended June 30, 2011, the growth in product and technology development expenses as compared to the same periods in 2010 was primarily attributable to an increase of $0.8 million or a 39.2% and $1.7 million or a 49.0%, respectively, increase in compensation costs. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in compensation costs, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.
Product and technology development expenses also grew during the three- and six-month periods ended June 30, 2011 as a consequence of increased depreciation and amortization expenses related to product and technology development of $0.3 million, or 39.2% and $0.7 million or 48.8%, respectively, compared to the same periods in 2010 and increased maintenance expenses of $0.3 million and $0.6 million compared to the same periods in 2010.
Sales and marketing

	Six-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)		June 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Sales and marketing	$28.9	$22.6	$6.3	27.8%	$15.6	$11.5	$4.2	36.3%

As a percentage of net revenues (*)	22.1%	22.9%			22.5%	21.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended June 30, 2011, the increase in sales and marketing expenses when compared to the same period in 2010 was primarily attributable to a one-time negative impact related to certain voided or overdrawn checks that were processed by one of MercadoPago’s payments processors in Brazil, which resulted in a loss of $1.6 million. Other marketing expenses increased by $0.9 million in the three-month period ended June 30, 2011 as compared to the same period of the previous year due to chargebacks related to MercadoPago mainly in Brazil. In addition, a $0.6 million increase in compensation costs driven by higher salaries to retain talent, and a $0.5 million increase in bad debt charges in the 2011 period also contributed to the increase in sales and marketing expenses during the period. Bad debt charges for the three-month period ended June 30, 2011 represented 6.1% of net revenues versus 7.1% for the same period in 2010. Finally, sales and marketing expenses related to trust and safety expenses increased by $0.5 million in the second quarter of 2011 when compared to the same period in 2010, due to the increased use of our buyer protection program developed to compensate buyers for unfulfilled transactions or other claims related to the quality of the purchased goods.
For the six-month period ended June 30, 2011, the increase in sales and marketing expenses when compared to the same period in 2010 was primarily attributable to a one-time negative impact related to one Brazilian MercadoPago payments processor discussed above, which resulted in a loss of $1.6 million. Other marketing expenses increased by $1.3 million in the six-month period ended June 30, 2011 as compared to the same period of the previous year due to chargebacks related to MercadoPago mainly in Brazil. In addition, a $1.4 million increase in compensation costs driven by higher salaries to retain talent, and a $1.2 million increase in bad debt charges in the 2011 period also contributed to the increase in sales and marketing expenses during the period. Bad debt charges for the six-month period ended June 30, 2011 represented 6.3% of net revenues versus 7.2% for the same period in 2010. Finally, sales and marketing expenses related to trust and safety expenses increased by $1.0 million in the first half of 2011 when compared to the same period in 2010, due to the increased use of our buyer protection program developed to compensate buyers for unfulfilled transactions or other claims related to the quality of the purchased goods. The increase in sales and marketing expenses for the six-month period ended June 30, 2011 was partially offset by a $0.5 million decrease in our online advertising expenses related to our affiliate program and specific deals, as we have optimized investment allocation over the same period ended June 30, 2010. Online advertising represented 5.7% and 6.0% of our net revenues in the three- and six-month periods ended June 30, 2011, respectively, down from 7.6% and 8.4% for the same periods in 2010, respectively.
General and administrative

	Six-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)		June 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

General and administrative	$19.2	$13.0	$6.2	47.1%	$9.7	$6.8	$2.9	42.4%

As a percentage of net revenues (*)	14.7%	13.2%			14.0%	13.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three- month period ended June 30, 2011, the increase in general and administrative expenses as compared to the same period of 2010, was primarily attributable to a $1.3 million increase in compensation costs in the 2011 period related to our long term retention plans and increases in salaries to retain talent, a $1.0 million increase in outside services mainly related to legal and tax fees, a $0.3 million increase in office expenses mainly related to new offices in our main locations and a $0.2 million increase related to other general and administrative expenses.

For the six-month period ended June 30, 2011, the increase in general and administrative expenses as compared to the same period of 2010, was primarily attributable to a $3.1 million, increase in compensation costs in the 2011 period related to our long term retention plans and increases in salaries to retain talent, a $1.6 million increase in outside services mainly related to legal and tax fees, a $0.7 million increase in office expenses mainly related to new offices in our main locations and a $0.5 million increase related to other general and administrative expenses.
Other income (expenses)

	Six-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)		June 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Other income (expenses)	$1.7	$(4.3)	$6.0	-139.1%	$0.9	$(2.5)	$3.4	-136.6%

As a percentage of net revenues	1.3%	-4.3%			1.3%	-4.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended June 30, 2011 as compared to the same period in 2010, the decrease in other expenses was primarily a result of: (a) a $2.5 million decrease in financial expenses resulting from our determination to pre-sell installment-related financing receivables, which we commenced in the third quarter of 2010; and (b) a $1.3 million increase in interest income and other financial charges related to higher interest income earned on our investments driven by a greater volume of investments and higher interest rates, particularly in Brazil.
The increase in other income (expenses) was partially offset by an increase of $0.7 million in foreign currency losses. The increase in foreign currency losses for the three-month period ended June 30, 2011 was primarily due to losses in Brazil attributable to the impact of the local currency appreciation on the cash balances held by our Brazilian subsidiaries in U.S. dollars during the second quarter of 2011 versus a lesser impact in the second quarter of 2010.
For the six-month period ended June 30, 2011 as compared to the same period in 2010, the decrease in other expenses was primarily a result of: (a) a $4.8 million decrease in financial expenses resulting from our determination to pre-sell installment-related financing receivables, which we commenced in the third quarter of 2010; and (b) a $2.4 million increase in interest income and other financial charges related to higher interest income earned on our investments driven by a greater volume of investments and higher interest rates, particularly in Brazil.
The increase in other income (expenses) was partially offset by an increase of $1.6 million in foreign currency losses from $0.4 million of foreign currency gains in the first half of 2010 to a $1.2 million of foreign currency losses in the first half of 2011. The increase in foreign currency losses for the six-month period ended June 30, 2011 was primarily due to losses in Brazil and Mexico attributable to the impact of the local currency appreciation on the cash balances held by our Brazilian and Mexican subsidiaries in U.S. dollars during the first half of 2011 versus a devaluation of those local currencies in the first half of 2010.
Income and asset tax

	Six-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)		June 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Income and asset tax	$13.6	$8.7	$4.9	55.9%	$7.6	$4.7	$2.9	63.7%

As a percentage of net revenues (*)	10.4%	8.9%			11.0%	8.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
During the three- and six-month periods ended June 30, 2011 as compared to the same periods the previous year, income and asset tax increased $2.9 million and $4.9 million, respectively, as a consequence of higher taxable income period over period. In addition, our income and asset tax expense margin was negatively impacted by increases in income tax charge in Brazil as a consequence of permanent tax differences period over period.
Our blended tax rate is defined as income and asset tax expense as a percentage of income before income and asset tax. Our effective income tax rate is defined as the provision for income taxes (net of charges related to dividend distribution from foreign subsidiaries which are offset with domestic foreign tax credits) as a percentage of pre-tax income. The effective income tax rate excludes the effects of the deferred income tax, and the Mexican tax called “Impuesto Empresarial a Tasa Única” (“IETU”).

The following table summarizes the changes in our blended and effective tax rate for the three- and six-month periods ended June 30, 2011 and 2010:

	Six-Month Periods Ended		Three-Month Periods Ended
	June 30,		June 30,
	2011	2010	2011	2010

Blended tax rate	32.1%	29.1%	34.0%	28.6%
Effective tax rate	28.4%	33.4%	28.6%	35.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Our blended tax rate increase from the three- and six-month periods ended June 30, 2010 to the same periods in 2011 due to a growth in our Venezuelan taxable income where the income tax rate is 34% as compared to other locations where we have lower tax rates. In addition, for the three- and six-month periods ended June 30, 2011, our Argentine taxable income has a lower share of the consolidated taxable income when compared to the same periods in 2010, which results in a higher consolidated tax rate as a consequence that Argentina has a lower tax rate compared to other locations. Our blended tax rate also grew as a consequence of certain Brazilian non-deductible losses related to voided and/or overdrawn checks processed by a MercadoPago payments processor as described in our Sales and Marketing discussion.
Our effective tax rate decreased from the three- and six-month periods ended June 30, 2010 to the same periods in 2011 due to our Brazilian business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country and due to a decrease in the Argentine effective tax rate as described below.
The following table sets forth our effective income tax rate related to our main locations for the three- and six-month periods ended June 30, 2011 and 2010:

	Six-Month Periods Ended		Three-Month Periods Ended
	June 30,		June 30,
	2011	2010	2011	2010

Effective tax rate by country

Argentina	16.4%	19.6%	14.9%	22.9%
Brazil	31.5%	37.2%	30.8%	38.4%
Mexico	23.7%	24.6%	27.2%	38.7%
Venezuela	34.4%	32.7%	38.4%	18.9%
The Company’s Argentine subsidiary is a beneficiary of a software development law granting it a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the three- and six-month periods ended June 30, 2011 and 2010 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher but, in that case, we would have pursued an alternative tax planning strategy.
The decrease in our Argentine operation’s effective income tax rate period over period is mainly related to variations in temporary tax differences.
For the three- and six-month periods ended June 30, 2011, our Brazilian effective income tax rates are lower than the local statutory rate of 34% mainly because of the business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country. For the three- and six-month periods ended June 30, 2010, our Brazilian effective income tax rates are higher than the local statutory rate as a consequence of variations in both temporary and permanent tax differences.

For the three- and six-month periods ended June 30, 2011, our Mexican effective income tax rates are lower than the local statutory rate of 30% mainly because of variations in permanent tax differences. For the six-month period ended June 30, 2010, our Mexican effective income tax rate is lower than the local statutory rate mainly because of a business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country (all tax loss carryforwards were used in 2010) and due to variations in permanent tax differences. For the three-month period ended June 30, 2010, our Mexican effective income tax rate is higher than the local statutory rate mainly as a consequence of temporary and permanent tax differences.
For the three- and six-month periods ended June 30, 2011, our Venezuelan effective income tax rates are higher than the local statutory rate mainly due to losses related to temporary differences generated by the re-measurement of our foreign-currency position computed for tax purposes that cannot be considered for U.S. GAAP purposes (our Venezuelan subsidiaries functional currency is the U.S. dollar due to a highly inflationary environment). For the three- and six-month periods ended June 30, 2010, our Venezuelan effective income tax rates are lower than the local statutory rate of 34%, mainly as a consequence of a loss related to the local inflation adjustment that is not recorded for U.S. GAAP purposes.
Our effective tax rate reflects the tax effect of significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%, especially in the case of Argentina, where we have significant operations with a low effective tax as a consequence of an Argentine tax holiday. A future change in the mix of pretax income from these various tax jurisdictions would impact the Company’s periodic effective tax rate.
We do not expect to have a significant impact in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.
Liquidity and Capital Resources
Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space and to fund the payment of quarterly cash dividends on shares of our common stock.
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
At June 30, 2011, our principal source of liquidity was $116.6 million of cash and cash equivalents and short-term investments and $50.2 million of long-term investments provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised by available-for-sale securities classified as long-term as a consequence of their contractual maturities.
The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.
As of June 30, 2011, cash and investments of foreign subsidiaries amount to $137.5 million or 82.4% of our consolidated cash and investments and approximately 51.1% of consolidated cash and investments are held outside the U.S., mostly in Brazil. Our strategy is to reinvest our undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.
In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.
The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June, 30
(In millions)	2011	2010
	(in millions)
Net cash provided by (used in):

Operating activities	$33.7	$26.1
Investment activities	(43.3)	(41.3)
Financing activities	(3.5)	(3.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	—

Net decrease in cash and cash equivalents	$(12.6)	$(18.2)

Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Six-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:

Operating activities	$33.7	$26.1	$7.6	29.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The $7.6 million increase in net cash provided by operating activities during the six-month period ended June 30, 2011 compared to the same period in 2010 was mainly attributable to a $7.6 million increase in net income. Additionally, net cash provided by operating activities was impacted by a $4.4 million decrease in changes in account receivables in the six-month period ended June 30, 2011 versus the same period of 2010, a $4.5 million increase in non-cash losses primarily attributable to long term retention plan compensation expenses, depreciation and amortization and deferred taxes, and a $2.2 million increase in other liabilities.
These increases in cash provided by operations were partially offset by a $11.0 million decrease in changes in account payable.
Net cash used in investing activities

	Six-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Investing activities	$(43.3)	$(41.3)	$(2.0)	4.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Net cash used in investing activities in the six-month period ended June 30, 2011 resulted mainly from purchases of investments for $201.0 million. During the six-month period ended June 30, 2011, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $171.1 million of investments as part of our financial strategy. Additionally, we used $13.4 million of cash in the six-month period ended June 30, 2011 to make capital expenditures related to (a) the purchase of a new office in Venezuela for approximately $6.6 million and (b) technological equipment, software licenses, new office space in Argentina and office equipment in Brazil, Colombia and Mexico.
As of June 30, 2010, net cash used in investing activities resulted primarily from purchases of investments for $64.3 million. Additionally, in the six-month period ended June 30, 2010, we used $3.9 million of cash for capital expenditures related to technological equipment, software licenses and, to a lesser degree, office equipment. During the six-month period ended June 30, 2010, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $26.9 million of investments as part of our financial strategy.
Net cash used in financing activities

	Six-Month Periods Ended		Change from 2010 to
	June 30,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Financing activities	$(3.5)	$(3.0)	$(0.5)	17.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the six-month period ended June 30, 2011, our primary use of cash was to fund the $3.5 million quarterly cash dividends paid on April 15, 2011. For the six-month period ended June 30, 2010, our primary use of cash for financing activities was a reduction in short term debt as we paid $3.0 million of notes outstanding which were issued in connection with the DeRemate acquisition.
In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.
Debt
As of June 30, 2011, the Company recorded $3.5 million of dividends payable to its stockholders. In addition, as of June 30, 2011, our outstanding debt of $0.2 million is related to an Argentine car lease contract. See “Contractual obligations” below for more information.
Cash Dividends
In June 2011, our board of directors declared our second quarterly cash dividend in our history of $3.5 million on our outstanding shares of common stock. The dividend was paid on July 15, 2011 to stockholders of record as of the close of business on June 30, 2011. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.
Capital expenditures
Our capital expenditures increased by $9.5 million to $13.4 million for the six-month period ended June 30, 2011 as compared to $3.9 million for the same period in 2010, mainly due to the acquisition of a new office property located in Caracas, Venezuela for approximately $6.6 million, and due to information technology investments made during the six-month period ended June 30, 2011. The Company increased the level of investment on hardware and software licenses necessary to improve and update the technology of our platform, cost of computer software developed internally and office equipment for new office space in Argentina, Brazil and Mexico. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.
We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.
Off-balance sheet arrangements
At June 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Presentation of Comprehensive Income

On June 16, 2011 the Financial Accounting Standards Board (“FASB”) issued an amendment to disclosures about the presentation of the comprehensive income in the financial statements. The new guidance provides two ways to present the components of the comprehensive income, in either (a) a continuous statement of comprehensive income, or (b) two separate but consecutive statements. The amended disclosures about the presentation of the comprehensive income in the financial statements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect to have a significant impact on the presentation of the consolidated financial statements.

Fair value measurement and disclosure

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and it expands the ASC 820 existing disclosure requirements for fair value measurements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated Payments. Changes in our business needs, cancellation provisions and other factors may result in actual Payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of Payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at June 30, 2011 are as follows:

		Payment due by period
		Less than	1 to 3	3 to 5	More tan
(in millions)	Total	1 year	years	years	5 years
Capital lease obligations (1)	$0.2	$0.1	$0.1	$—	$—
Operating lease obligations (2)	4.2	1.0	2.3	0.8	0.1
Purchase obligations	5.5	4.4	1.1	—	—

Total	$9.9	$5.5	$3.5	$0.8	$0.1

(1)
On February 22, 2010, our Argentina subsidiary signed a Company car lease contract to buy 12 cars for certain employees of the Company. The total lease contract amounted to $0.4 million and matures in July 2013.

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
Foreign currencies
At June 30, 2011, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries whose functional currency is the U.S. dollar due to a highly inflationary environment. At June 30, 2011, the total cash and cash equivalents denominated in foreign currencies totaled $14.4 million, short-term investments denominated in foreign currencies totaled $70.8 million and accounts receivable and funds receivable from customers in foreign currencies totaled $22.7 million. As of June 30, 2011, we have no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At June 30, 2011, our dollar-denominated cash and cash equivalents and short-term investments totaled $31.4 million and our dollar-denominated long-term investments totaled $50.2 million. For the three- and six-month periods ended June 30, 2011, we incurred foreign currency losses in the amount of $0.7 million and $1.2 million, respectively, as the cash and investment balances of the subsidiaries held in U.S. dollars depreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended June 30, 2011 compared to three-month period ended June 30, 2010 and the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010— Other income (expenses)” for more information).
In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 become the accounting basis for those assets. Monetary assets and liabilities in “Bolivares Fuertes” were re-measured to the U.S. dollar at the closing parallel exchange rate and the results of the operations in “Bolivares Fuertes” were re-measured to the U.S. dollar at the average monthly parallel exchange rate up to May 13, 2010.
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
For the period beginning on May 14, 2010 and ending on June 8, 2010 (during which there was no open foreign currency markets) we applied U.S. GAAP guidelines which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used.
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

Net assets of our Venezuelan subsidiary amount to approximately 7.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiary held in local currency in Venezuela amount only to approximately 2.9% of our consolidated cash and investments.
Although, the current mechanisms available to obtain U.S. dollars for dividends distributions to shareholders outside Venezuela imply increased restrictions, the Company does not expect that the current restrictions to purchase dollars have a significant adverse effect on its business plans with regard to the investment in Venezuela.
If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in U.S. dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies, while the re-measurement of our net asset position in U.S. dollars will have a positive impact in our Statement of Income.
The following table sets forth the percentage of consolidated net revenues by segment for the three-and six-month periods ended June 30, 2011 and 2010:

	Six-Month Periods Ended		Three-Month Periods Ended
	June 30, (*)		June 30, (*)
(% of total consolidated net revenues)	2011	2010	2011	2010

Brazil	57.1%	58.0%	57.6%	58.6%
Argentina	17.6	18.1	17.9	18.0
Venezuela	10.7	8.1	10.4	8.5
Mexico	8.1	9.3	7.7	8.9
Other Countries	6.6	6.5	6.4	6.0

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The table above may not total due to rounding.
The table below shows the impact on our net revenues, expenses, other income and income tax, net income and shareholders’ equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of June 30, 2011 and for the six-month period ended June 30, 2011:
Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$145.3	$130.8	$119.0
Expenses	(99.9)	(90.0)	(81.9)

Income from operations	45.4	40.8	37.1

Other income (expenses) and income tax related to P&L items	(11.9)	(10.7)	(9.8)
Foreign Currency impact related to the remeasurement of our Net Asset position	(5.4)	(1.2)	2.3

Net income	28.1	28.9	29.6

Total Shareholders’ Equity	$204.1	$197.6	$192.3

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar

(2)	Depreciation of the subsidiaries local currency against U.S. Dollar
The table above shows a decrease in our net income when the U.S. dollar weakens against foreign currencies because the re-measurement of our net asset position in U.S. Dollars has a greater impact than the increase in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect. Similarly, the table above shows an increase in our net income when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. Dollars has a greater impact than the decrease in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect.

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2011 we have not entered into any such agreement.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At June 30, 2011, MercadoPago’s funds receivable from customers totaled approximately $7.9 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2011, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 3.49%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2011 could decrease (increase) by approximately $1.8 million.
Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $72.4 million and as non-current assets in the amount of $50.2 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.
Equity Price Risk
Our board of directors adopted the 2009, 2010 and 2011 long-term retention plan (the “2009, 2010 and 2011 LTRP”) payable as follows:
•
eligible employees will receive a fixed cash payment equal to 6.25% of his or her 2009 and/or 2010 and/or 2011 LTRP bonus once a year for a period of eight years starting in 2010 and/or 2011 and/or 2012 (the “2009, 2010 and 2011 Annual Fixed Payment”); and

•
on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “2009, 2010 and 2011 Variable Payment”) equal to the product of (i) 6.25% of the applicable 2009 and/or 2010 and/or 2011 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008, 2009 and 2010 Stock Price, defined as $13.81, $45.75 and $65.41 for the 2009, 2010 and 2011 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009 and 2010, respectively. The “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2009, 2010 and 2011 Variable Payment LTRP liability subjects us to equity price risk. At June 30, 2011, the total contractual obligation fair value of our 2009, 2010 and 2011 Variable Payment LTRP liability amounts to $13.3 million. As of June 30, 2011, the accrued liability related to the 2009, 2010 and 2011 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $4.5 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010 and 2011 Variable Payment if our stock price were to increases or decreases by up to 40%.

	As of June 30, 2011
	MercadoLibre, Inc	2009, 2010 and 2011 variable
(In US dollars)	Equity Price	payment LTRP liability
Change in equity price in percentage

40%	118.45	18,594,357
30%	109.99	17,266,189
20%	101.53	15,938,021
10%	93.07	14,609,852
Static (*)	84.61	13,281,684
-10%	76.15	11,953,516
-20%	67.69	10,625,347
-30%	59.23	9,297,179
-40%	50.77	7,969,010

(*)	Average closing stock price for the last 60 trading days of the closing date

Item 4	— Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of June 30, 2011, our total reserves for proceeding-related contingencies were approximately $2.1 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.
As of June 30, 2011, there were 348 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of June 30, 2011, there were more than 1,719 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where no lawyer is required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.
We have described below material developments that occurred during the quarter ended June 30, 2011 to pending legal proceedings which we have determined may be material to our business, all of which have been previously disclosed in our Annual Report on Form 10-K. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for those proceedings which we have considered that a loss is probable.
On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. We appealed that fine and obtained its suspension in 2006. Because our appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging our non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against us, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. When we were officially notified of the amount of the fine, we intend to present a new appeal against the application of the fine. In September 2007, the judge decided that (i) our Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending.

City of São Paulo Tax Claim
On September 13, 2007, the Company paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to its Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. The Company had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million according to the exchange rate at that time. In January 2005, the Brazilian subsidiary had moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction, therefore the Company believes it has strong defenses to the claims of the São Paulo authorities with respect to this period. On August 31, 2007, the Company presented administrative defenses against the authorities’ claim. On September, 12, 2009 the tax authorities ruled against the Brazilian subsidiary. On October 13, 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011 the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos (Superior Chamber of the São Paulo Municipal Council of Taxes) which maintained the reduction of the infraction to approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished, therefore the Company will contest the tax and the fine in the justice. As of the date of this report, the Company believes the risk of loss is remote, and as a result, has not established a reserve against this claim.
State of São Paulo Customer Service Level Claim
On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support. On November 17, 2011, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $ 65,000 per day of non-compliance. On April 8, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented recourse to the lower court; even though, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would start running as of July 11, 2011. On April 20, 2011, the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May, 4, 2011.
State of Rio de Janeiro Fraud Claim
On April 15, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Brazilian subsidiary. The state prosecutor requests several clauses of the Terms of Service of the Website shall be considered null and void. The prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On May 5, 2011, the Lower Court Judge granted an injunction in favor of the State of Rio de Janeiro prosecutor, declaring that several clauses in the Terms of Service of the Website that limit the responsibility of the Brazilian subsidiary shall be considered null and void and ordered the Brazilian subsidiary to remove them, with a penalty of approximately $640 per day of non-compliance, according to the exchange rate at that moment. On July 8, 2011 the Company presented a recourse to the lower court requesting a suspension of the effects of the injunction. On July 13, 2011 the lower Court Judge suspended the injunction and set a hearing on July 20, 2011, however no settlement was reached by the parties on the hearing. The Company presented its defense on July 25, 2011.
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

Item 6	— Exhibits

10.1	Agreement dated June 2, 2011, entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450, C.A. to acquire an office property in Caracas, Venezuela.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith

**	Furnished herewith

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

MERCADOLIBRE, INC.
Registrant

Date: August 8, 2011	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.
INDEX TO EXHIBITS

10.1	Agreement dated June 2, 2011, entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450, C.A. to acquire an office property in Caracas, Venezuela.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith