Form 10-Q
period 2011-09-30
MERCADOLIBRE INC
filed 2011-11-04
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
44,142,020 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 1, 2011.

MERCADOLIBRE, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
MercadoLibre, Inc.
Condensed Consolidated Financial Statements
as of September 30, 2011 and December 31, 2010
and for the three- and nine-month periods
ended September 30, 2011 and 2010

MercadoLibre, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$59,083,417	$56,830,466
Short-term investments	67,578,494	5,342,766
Accounts receivable, net	15,429,301	12,618,173
Funds receivable from customers	13,244,197	6,151,518
Prepaid expenses	1,140,002	913,262
Deferred tax assets	11,922,213	12,911,256
Other assets	6,093,323	6,867,767

Total current assets	174,490,947	101,635,208
Non-current assets:
Long-term investments	41,002,762	78,846,281
Property and equipment, net	31,351,966	20,817,712
Goodwill, net	62,861,760	60,496,314
Intangible assets, net	6,710,125	4,141,167
Deferred tax assets	3,495,916	2,975,118
Other assets	5,430,114	771,223

Total non-current assets	150,852,643	168,047,815

Total assets	$325,343,590	$269,683,023

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$19,998,140	$17,232,103
Funds payable to customers	58,874,916	48,788,225
Payroll and social security payable	11,722,130	10,786,534
Taxes payable	9,997,791	11,487,574
Loans payable and other financial liabilities	140,107	100,031
Dividends payable	3,531,362	—

Total current liabilities	104,264,446	88,394,467
Non-current liabilities:
Payroll and social security payable	3,056,099	2,562,343
Loans payable and other financial liabilities	178,543	188,846
Deferred tax liabilities	8,219,638	5,167,699
Other liabilities	1,770,821	1,651,398

Total non-current liabilities	13,225,101	9,570,286

Total liabilities	$117,489,547	$97,964,753

Commitments and contingencies (Note 8)

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized, 44,142,020 and 44,131,376 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	$44,142	$44,131
Additional paid-in capital	120,440,906	120,391,622
Retained earnings	118,262,734	73,681,556
Accumulated other comprehensive loss	(34,304,372)	(22,399,039)

Total Equity of MercadoLibre, Inc.	204,443,410	171,718,270

Noncontrolling Interest	3,410,633	—

Total equity	207,854,043	171,718,270

Total liabilities and equity	$325,343,590	$269,683,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Income
For the three- and nine-month periods ended September 30, 2011 and 2010

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net revenues	$212,465,972	$154,399,483	$81,628,144	$55,951,378
Cost of net revenues	(51,331,295)	(32,755,531)	(20,060,474)	(11,450,919)

Gross profit	161,134,677	121,643,952	61,567,670	44,500,459
Operating expenses:
Product and technology development	(16,600,802)	(11,425,716)	(5,925,019)	(4,224,476)
Sales and marketing	(45,567,338)	(34,863,616)	(16,701,982)	(12,281,672)
General and administrative	(28,160,262)	(21,725,081)	(8,976,946)	(8,683,605)

Total operating expenses	(90,328,402)	(68,014,413)	(31,603,947)	(25,189,753)

Income from operations	70,806,275	53,629,539	29,963,723	19,310,706

Other income (expenses):
Interest income and other financial gains	7,037,264	3,073,427	2,913,596	1,361,899
Interest expense and other financial charges	(2,562,633)	(6,919,307)	(1,052,865)	(567,969)
Foreign currency gain / (loss)	2,080,822	7,275	3,284,190	(354,219)
Other income / (loss), net	253,148	—	(7,292)	—

Net income before income / asset tax expense	77,614,876	49,790,934	35,101,352	19,750,417

Income / asset tax expense	(22,439,967)	(9,705,408)	(8,804,905)	(959,454)

Net income	$55,174,909	$40,085,526	$26,296,447	$18,790,963

Less: Net Income attributable to Noncontrolling Interest	522	—	522	—

Net income attibutable to MercadoLibre, Inc.	$55,174,387	$40,085,526	$26,295,925	$18,790,963

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Basic EPS
Basic net income attibutable to MercadoLibre, Inc. per common share	$1.25	$0.91	$0.60	$0.43

Weighted average shares	44,137,176	44,121,539	44,141,925	44,129,762

Diluted EPS
Diluted net income attibutable to MercadoLibre, Inc. per common share	$1.25	$0.91	$0.60	$0.43

Weighted average shares	44,150,872	44,144,678	44,151,218	44,151,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine-month periods ended September 30, 2011 and 2010 (unaudited)

						Accumulated
				Additional		other	Total Equity	Total
	Comprehensive	Common stock		paid-in	Retained	comprehensive	of	Noncontrolling
	income	Shares	Amount	capital	Earnings	income / (loss)	MercadoLibre, Inc.	Equity	Total
Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237	$—	$114,193,237

Stock options exercised		7,126	7	18,192	—	—	18,199	—	18,199
Stock-based compensation — stock options		—	—	183	—	—	183	—	183
Stock-based compensation — restricted shares		—	—	37,696	—	—	37,696	—	37,696
Stock-based compensation LTRP		—	—	52,291	—	—	52,291	—	52,291
LTRP shares issued		3,981	4	(4)	—	—	—	—	—
Net income	$40,085,526	—	—	—	40,085,526	—	40,085,526	—	40,085,526
Currency translation adjustment	1,129,724	—	—	—	—	1,129,724	1,129,724	—	1,129,724
Unrealized net gain on investments	670,471	—	—	—	—	670,471	670,471	—	670,471
Realized net gain on investments	(27,630)	—	—	—	—	(27,630)	(27,630)	—	(27,630)

Comprehensive income	$41,858,091

Balance as of September 30, 2010		44,131,376	$44,131	$120,366,356	$57,742,063	$(21,992,853)	$156,159,697	$—	$156,159,697

Stock options exercised		—	—	—	—	—	—	—	—
Stock-based compensation — stock options		—	—	61	—	—	61	—	61
Stock-based compensation — restricted shares		—	—	—	—	—	—	—	—
Stock-based compensation LTRP		—	—	25,205	—	—	25,205	—	25,205
Net income	$15,939,493	—	—	—	15,939,493	—	15,939,493	—	15,939,493
Currency translation adjustment	218,758	—	—	—	—	218,758	218,758	—	218,758
Unrealized net loss on investments	(624,944)	—	—	—	—	(624,944)	(624,944)	—	(624,944)
Realized net gains on investments	—	—	—	—	—	—	—	—	—

Comprehensive income	$15,533,307

Balance as of December 31, 2010		44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270	$—	$171,718,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Changes in Equity
For the nine-month periods ended September 30, 2011 and 2010 (unaudited)

						Accumulated
				Additional		other	Total Equity	Total
	Comprehensive	Common stock		paid-in	Retained	comprehensive	of	Noncontrolling	Total
	income	Shares	Amount	capital	Earnings	income / (loss)	MercadoLibre, Inc.	Equity	Equity
Balance as of December 31, 2010		44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270	$—	$171,718,270

Stock options exercised		5,950	6	11,169	—	—	11,175	—	11,175
Stock-based compensation LTRP		—	—	38,120	—	—	38,120	—	38,120
Dividend Distribution		—	—	—	(10,593,209)	—	(10,593,209)	—	(10,593,209)
LTRP shares issued		4,694	5	(5)	—	—	—	—	—
Noncontrolling interest		—	—	—	—	—	—	3,648,037	3,648,037
Net income	$55,174,387	—	—	—	55,174,387	—	55,174,387	522	55,174,909
Currency translation adjustment	(12,787,985)	—	—	—	—	(12,787,985)	(12,787,985)	(237,926)	(13,025,911)
Unrealized net gains on investments	928,179	—	—	—	—	928,179	928,179	—	928,179
Realized net gain on investments	(45,527)	—	—	—	—	(45,527)	(45,527)	—	(45,527)

Comprehensive income	$43,269,054

Balance as of September 30, 2011		44,142,020	$44,142	$120,440,906	$118,262,734	$(34,304,372)	$204,443,410	$3,410,633	$207,854,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2011 and 2010 (unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operations:
Net income	$55,174,909	$40,085,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,249,168	3,594,156
Accrued interest	(4,461,828)	(262,088)
Stock-based compensation expense — stock options	—	183
Stock-based compensation expense — restricted shares	—	37,696
LTRP accrued compensation	2,527,494	2,798,656
Deferred income taxes	1,174,177	(6,950,762)
Changes in assets and liabilities, net of the effect of the acquired business :
Accounts receivable	(6,290,360)	(6,048,287)
Funds receivable from customers	(8,188,181)	(877,971)
Prepaid expenses	(276,976)	(113,329)
Other assets	(5,228,268)	(2,600,348)
Accounts payable and accrued expenses	6,288,050	7,856,387
Funds payable to customers	16,052,471	7,393,673
Other liabilities	273,016	(2,923,832)

Net cash provided by operating activities	62,293,672	41,989,660

Cash flows from investing activities:
Purchase of investments	(297,570,336)	(85,338,161)
Proceeds from sale and maturity of investments	268,529,776	51,145,297
Payment for acquired businesses, net of cash acquired	(5,468,180)	—
Purchases of intangible assets	(119,262)	(12,788)
Purchases of property and equipment	(17,084,397)	(10,554,982)

Net cash used in investing activities	(51,712,399)	(44,760,634)

Cash flows from financing activities:
Decrease in loans payable	—	(2,898,702)
Dividends distribution	(7,061,847)	—
Stock options exercised	11,175	18,199

Net cash used in financing activities	(7,050,672)	(2,880,503)

Effect of exchange rate changes on cash and cash equivalents	(1,277,650)	299,975

Net increase / (decrease) in cash and cash equivalents	2,252,951	(5,351,502)
Cash and cash equivalents, beginning of the period	56,830,466	49,803,402

Cash and cash equivalents, end of the period	$59,083,417	$44,451,900

MercadoLibre, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2011 and 2010 (unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$45,247	$5,765,634
Cash paid for income and asset taxes	$22,355,122	$16,603,211

Acquisition of AutoPlaza.com
Cash and cash equivalents	$3,876	$—
Tax credits	49,951	—
Non current assets	99,522	—

Total assets acquired	153,349	—

Total liabilities assumed	—	—

Net assets acquired	153,349	—

Identifiable Intangible Assets	8,966,744	—
Noncontrolling interest	(3,648,037)
Total purchase price	$5,472,056	—

Cash and cash equivalents acquired	3,876	—

Payment for acquired businesses, net of cash acquired	$5,468,180	—

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
As of September 30, 2011, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.

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
Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.7% and 99.5% of the consolidated totals during the nine-month periods ended September 30, 2011 and 2010, respectively. Long-lived assets located in the foreign operations totaled $94,052,845 and $81,834,265 as of September 30, 2011 and December 31, 2010, respectively. Cash and cash equivalents as well as short and long-term investments, totaling $167,664,673 and $141,019,513 at September 30, 2011 and December 31, 2010, respectively, are mainly located in the United States of America and Brazil.
These unaudited interim condensed financial statements reflect the Company’s consolidated financial position as of September 30, 2011 and December 31, 2010. These statements also show the Company’s consolidated statement of income for the three- and nine-month periods ended September 30, 2011 and 2010, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011. The condensed consolidated statements of income, equity and cash flows for the periods presented are not necessarily indicative of results expected for any future period.
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
As of September 30, 2011, there are no past due credit card receivables.
Foreign Currency Translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss), a component of MercadoLibre equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency gain / (loss)” and amounted to $3,284,190 and $(354,219) for the three-month periods ended September 30, 2011 and 2010, respectively. For the nine-month periods ended September 30, 2011 and 2010, “Foreign currency gain / (loss)” amounted to $2,080,822 and $7,275, respectively
Until September 30, 2009, the Company translated its Venezuelan subsidiaries assets, liabilities, income and expense accounts at the official rate of 2.15 “Bolivares Fuertes” per US dollar.
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

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2. Summary of Significant Accounting Policies (Continued)
Foreign Currency Translation (Continued)
Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the abovementioned period. As of September 30, 2011, the exchange rate used to re-measure transactions is 5.30 “Bolivares Fuertes” per U.S. dollar.
The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010

Venezuelan operations
Assets	$24,390,518	$21,928,340
Liabilities	(7,729,510)	(8,212,581)

Net Assets	16,661,008	13,715,759

As of September 30, 2011, net assets of the Venezuelan subsidiaries (before intercompany eliminations) amount to approximately 8.0% of our consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 5.2% of our consolidated cash and investments.
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
Taxes on Revenues
The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $5,948,244 and $3,893,210 for the three-month periods ended September 30, 2011 and 2010, respectively. Taxes on revenues totaled $15,698,754 and $10,518,144 for the nine-month periods ended September 30, 2011 and 2010, respectively.
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
From fiscal year 2008 to fiscal year 2019, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2019. Aggregate tax benefit totaled $1,527,295 and $1,250,042 for the three-month periods ended September 30, 2011 and 2010, respectively. Aggregate tax benefit totaled $4,062,730 and $3,220,530 for the nine-month periods ended September 30, 2011 and 2010, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.03 and $0.03 for the three-month periods ended September 30, 2011 and 2010, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.09 and $0.07 for the nine-month periods ended September 30, 2011 and 2010, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2. Summary of Significant Accounting Policies (Continued)
Income and Asset Taxes (Continued)
As of September 30, 2011 and December 31, 2010, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $3,000,169 and $2,436,224, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.
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
Comprehensive Income
Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains/(losses) on investments classified as available-for-sale securities. Total comprehensive income for the three-month periods ended September 30, 2011 and 2010 amounted to $10,096,602 and $22,447,005, respectively and for the nine-month periods ended September 30, 2011 and 2010 amounted to $43,031,650 and $41,858,091 respectively.
Recent Accounting Pronouncements
Goodwill Impairment Test
On September 15, 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
Goodwill Impairment Test (Continued)
carrying amount, the two-step impairment test would be required. The accounting standard update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company expects to adopt this new guidance for its financial statements related to the fiscal year ending December 31, 2011.
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
Fair value measurement and disclosure
In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and it expands the ASC 820 existing disclosure requirements for fair value measurements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.
3. Net Income per Share
Basic earnings per share for the Company’s common stock is computed by dividing net income attributable to MercadoLibre, Inc. common stock for the period by the weighted average number of common shares outstanding during the period.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3. Net Income per Share (Continued)

The Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income attributable to MercadoLibre, Inc. for the nine-month periods ended September 30, 2010, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and vesting restricted shares, additional shares and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.

The following table shows how net income attributable to MercadoLibre, Inc. is allocated using the two-class method, for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income	$26,296,447	$26,296,447	$18,790,963	$18,790,963

Net income attributable to MercadoLibre, Inc. corresponding to unvested restricted shares	—	—	—	—

Net income attributable to Noncontrolling interests	522	522	—	—

Net income attributable to MercadoLibre, Inc. corresponding to common stock	$26,295,925	$26,295,925	$18,790,963	$18,790,963

The following table shows how net income attributable to MercadoLibre, Inc. is allocated using the two-class method, for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income	$55,174,909	$55,174,909	$40,085,526	$40,085,526

Net income attributable to MercadoLibre, Inc. corresponding to unvested restricted shares	—	—	4,474	4,474

Net income attributable to Noncontrolling interests	522	522	—	—

Net income attributable to MercadoLibre, Inc. corresponding to common stock	$55,174,387	$55,174,387	$40,081,052	$40,081,052

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
3. Net Income per Share (Continued)
Net income attributable to MercadoLibre, Inc. per share of common stock is as follows for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income attributable to MercadoLibre, Inc. per common share	$0.60	$0.60	$0.43	$0.43

Numerator:
Net income attributable to MercadoLibre, Inc.	$26,295,925	$26,295,925	$18,790,963	$18,790,963

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,141,925	44,141,925	44,129,762	44,129,762
Adjustment for stock options	—	4,513	—	12,949
Adjustment for shares granted under LTRP	—	4,780	—	8,656

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,141,925	44,151,218	44,129,762	44,151,367

Net income attributable to MercadoLibre, Inc. per share of common stock is as follows for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. per common share	$1.25	$1.25	$0.91	$0.91

Numerator:
Net income attributable to MercadoLibre, Inc.	$55,174,387	$55,174,387	$40,081,052	$40,081,052

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,137,176	44,137,176	44,121,539	44,121,539
Adjustment for stock options	—	8,894	—	14,821
Adjustment for shares granted under LTRP	—	4,802	—	8,318

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,137,176	44,150,872	44,121,539	44,144,678

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three- and nine-month periods ended September 30, 2011 and 2010, there were no anti-dilutive shares.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4. Business Combinations, Goodwill and Intangible Assets
Business Combinations

On September 14, 2011, the Company completed, through one of its subsidiaries, Meli Participaciones S.L. (“ETVE” or “the Buyer”), the acquisition of the 60% of outstanding membership interest of Autopark LLC, a limited liability company organized under the laws of Delaware, from Hasteny Trading S.A. (“Hasteny“or “the Seller”), a parent company organized under the laws of Uruguay, who owned all the shares of the capital stock of Autopark LLC.

Autopark LLC owns directly and indirectly the 100% of the membership interest of AP Clasificados S.R.L. de C.V. (“AP Clasificados”), a company organized under the laws of Mexico. AP Clasificados operates an online classified advertisements platform in Mexico primarily dedicated to the sale of automobiles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx (“the Acquired Business”).

The aggregate purchase price paid by the Company to the Seller for the 60% of the Acquired Business was $5,472,056. In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

On September 12, 2011 (the “settlement date”), part of the purchase price amounting to $1,500,000, was placed into an escrow account, in order to cover unexpected liabilities and working capital. On September 12, 2012 and 2013, 50% of the escrow amount less the amount of all claims made by the Buyer, if any, will be released, respectively.

In addition, ETVE has the right and option (but not the obligation) to purchase the remaining 40% of the membership interest of Autopark LLC following the earlier to occur of (i) third anniversary of the settlement date, or (ii) additional capital contribution be required to capitalize Autopark LLC by their own member’s decision and Hasteny does not make such additional capital contribution within ten (10) days of such members’ consent. The total consideration to be paid shall be the greater of (i) $4,000,000 and (ii) the amount resulting from multiplying (A) the percentage of the membership interest held by Hasteny as of the date of the Call Notice by (B) an amount equal to 3.5 times the amount of invoiced sales of the Acquired Business for the twelve months period ending on the date of Call Notice.

On the other hand, Hasteny has the right and option (but not the obligation) to sell and transfer, all of the Hasteny interest in Autopark LLC, to ETVE and ETVE has the obligation to buy following the earlier to occur (i) the third anniversary of the effective date, (ii) the termination of the employment of the main operating officer of the acquired company, or (iii) death or incapacitation of the main operating officer of the acquired company. The total consideration to be paid by ETVE for the Hasteny Interests shall be the same as described in the preceding paragraph.

The Seller and its affiliates have also agreed to enter into certain non-compete agreements with the Company for 5 years since September 12, 2011.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4. Business Combinations, Goodwill and Intangible Assets (Continued)
Business Combinations (Continued)
The Company’s statement of income includes the results of operations of the Acquired Businesses from September 15, 2011.
The following table summarizes the preliminary allocation of the cash paid in the acquisition:

Net Tangible Assets	$153,349
Identifiable Intangible Assets	3,290,998
Deferred Tax Liabilities	(987,299)
Goodwill	6,663,045
Noncontrolling interest	(3,648,037)

Aggregate Purchase Price	$5,472,056

Assets acquired were valued at their respective fair values at the acquisition date according to U.S. GAAP. The valuation of identifiable intangible assets acquired as well as non-controlling interest reflects management’s estimates based on, among other factors, use of established valuation methods. The identifiable intangible assets consist of trademarks and domains, customer lists and non-compete agreements. Management of the Company estimates that trademarks have an indefinite useful life, for that reason, these intangible assets are not amortized but they are subject to an annual impairment test. Intangible assets associated with customer list and non-compete agreements are amortized over a five year period.

The Company recognized a goodwill because the acquired business is expected to expand the company’s business in Mexico and to strengthen the Company`s leadership position in that country.
Goodwill is not expected to be deductible for tax purposes.
The purchase price allocation, as fully described above, is preliminary.

The results of operations for periods prior to the acquisition, individually and in the aggregate, were not material to the condensed consolidated statements of operations of the Company and, accordingly, pro forma results of operations have not been presented.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)
Goodwill and Intangible Assets
The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2011	2010
Goodwill	$62,861,760	$60,496,314

Intangible assets with indefinite lives
- Trademarks	5,106,747	2,460,952
Amortizable intangible assets
- Licenses and others	2,671,058	2,606,402
- Non-compete agreement	1,288,216	1,241,357
- Customer list	1,765,069	1,607,097

Total intangible assets	$10,831,090	$7,915,808
Accumulated amortization	(4,120,965)	(3,774,641)

Total intangible assets, net	$6,710,125	$4,141,167

Goodwill
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2011 and the year ended December 31, 2010, are as follows:

	Nine Months Ended September 30, 2011
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314
- Purchase of Autoplaza.com	—	—	—	6,663,045	—	—	—	6,663,045
- Effect of exchange rates changes	(1,332,609)	(1,272,397)	(751,701)	(951,712)	—	(3,186)	14,006	(4,297,599)

Balance, end of the period	$11,798,040	$22,091,929	$6,545,187	$10,736,956	$4,846,030	$5,444,882	$1,398,736	$62,861,760

	Year Ended December 31, 2010
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,565,062	$24,446,463	$6,734,405	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$59,822,746
- Effect of exchange rates changes	565,587	(1,082,137)	562,483	255,063	—	347,129	25,443	673,568

Balance, end of the year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $252,293 and $236,637 for the three-month periods ended September 30, 2011 and 2010, respectively. Aggregate amortization expense for intangible assets totaled $730,815 and $616,984 for the nine-month periods ended September 30, 2011 and 2010, respectively.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Business Combinations, Goodwill and Intangible Assets (Continued)
Goodwill and Intangible Assets
Expected future intangible asset amortization from acquisitions completed as of September 30, 2011 is as follows:

For year ended 12/31/2011	$211,694
For year ended 12/31/2012	698,693
For year ended 12/31/2013	430,549
For year ended 12/31/2014	112,035
For year ended 12/31/2015	85,947
Thereafter	64,460

$1,603,378

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

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5.	Segments (Continued)
The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended September 30, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$46,003,915	$15,828,272	$5,608,572	$9,045,783	$5,141,602	$81,628,144
Direct costs	(25,709,957)	(6,264,769)	(3,183,432)	(3,180,061)	(2,636,836)	(40,975,055)

Direct contribution	20,293,958	9,563,503	2,425,140	5,865,722	2,504,766	40,653,089

Operating expenses and indirect costs of net revenues						(10,689,366)

Income from operations						29,963,723

Other income (expenses):
Interest income and other financial gains						2,913,596
Interest expense and other financial results						(1,052,865)
Foreign currency gain						3,284,190
Other losses, net						(7,292)

Net income before income / asset tax expense						$35,101,352

	Three Months Ended September 30, 2010
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$31,077,654	$10,802,682	$4,722,635	$5,762,290	$3,586,117	$55,951,378
Direct costs	(19,235,066)	(5,353,452)	(2,914,273)	(2,653,357)	(2,230,064)	(32,386,212)

Direct contribution	11,842,588	5,449,230	1,808,362	3,108,933	1,356,053	23,565,166

Operating expenses and indirect costs of net revenues						(4,254,460)

Income from operations						19,310,706

Other income (expenses):
Interest income and other financial gains						1,361,899
Interest expense and other financial results						(567,969)
Foreign currency loss						(354,219)

Net income before income / asset tax expense						$19,750,417

	Nine Months Ended September 30, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$120,659,242	$38,800,077	$16,212,999	$23,051,176	$13,742,478	$212,465,972
Direct costs	(69,712,512)	(15,845,674)	(8,881,811)	(9,096,997)	(7,230,721)	(110,767,715)

Direct contribution	50,946,730	22,954,403	7,331,188	13,954,179	6,511,757	101,698,257

Operating expenses and indirect costs of net revenues						(30,891,982)

Income from operations						70,806,275

Other income (expenses):
Interest income and other financial gains						7,037,264
Interest expense and other financial results						(2,562,633)
Foreign currency gains						2,080,822
Other income, net						253,148

Net income before income / asset tax expense						$77,614,876

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5. Segments (Continued)

	Nine Months Ended September 30, 2010
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$88,210,536	$28,609,190	$13,861,921	$13,705,926	$10,011,910	$154,399,483
Direct costs	(50,090,123)	(13,985,689)	(8,544,912)	(6,759,831)	(5,694,502)	$(85,075,057)

Direct contribution	38,120,413	14,623,501	5,317,009	6,946,095	4,317,408	69,324,426

Operating expenses and indirect costs of net revenues						(15,694,887)

Income from operations						53,629,539

Other income (expenses):
Interest income and other financial gains						3,073,427
Interest expense and other financial results						(6,919,307)
Foreign currency gains						7,275

Net income before income / asset tax expense						$49,790,934

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	September 30,	December 31,
	2011	2010
US long-lived tangible assets	$6,871,005	$3,617,420

Other countries long-lived tangible assets
Argentina	14,147,946	13,580,175
Brazil	2,637,183	3,264,625
Mexico	456,358	68,878
Venezuela (*)	6,823,256	206,815
Other countries	416,218	79,799

	$24,480,961	$17,200,292

Total long-lived tangible assets	$31,351,966	$20,817,712

(*)	On June 2, 2011, the Company’s Venezuelan subsidiary acquired an office property of 992 square meters in a building located in Caracas, Venezuela. The purchase price of $6.6 million was paid in cash.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5. Segments (Continued)
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2011	2010
US intangible assets	$—	$3,507

Other countries goodwill and intangible assets
Argentina	23,044,009	24,825,718
Brazil	11,813,433	13,137,658
Mexico	13,898,219	5,043,335
Venezuela	6,595,409	6,595,866
Other countries	14,220,815	15,031,397

	$69,571,885	$64,633,974

Total goodwill and intangible assets	$69,571,885	$64,637,481

6. Fair Value Measurement of Assets and Liabilities
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		Quoted Prices in		Quoted Prices in
	Balances as of	active markets for	Balances as of	active markets for
	September 30,	identical Assets	December 31,	identical Assets
Description	2011	(Level 1)	2010	(Level 1)

Assets

Cash and Cash Equivalents:

Money Market Funds	$14,533,599	$14,533,599	$14,578,477	$14,578,477

Investments:

Asset backed securities	17,762,521	17,762,521	14,319,103	14,319,103

Sovereign Debt Securities	10,635,822	10,635,822	13,147,239	13,147,239

Corporate Debt Securities	14,720,669	14,720,669	11,381,761	11,381,761

Total financial Assets	$57,652,611	$57,652,611	$53,426,580	$53,426,580

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of September 30, 2011 and December 31, 2010, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

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

In addition, as of September 30, 2011, the Company had $65,462,243 of short-term investments, which consisted of time deposits maintained as held to maturity investments. As of December 31, 2010, the Company had $45,340,944 of short-term and long-term investments, which consisted of time deposits considered held to maturity securities. Those investments are accounted for at amortized cost which, as of September 30, 2011 and December 31, 2010, approximates their fair values.

As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in money markets funds and bank deposits. In addition, the carrying value of accounts receivables, funds receivables from customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities approximates their fair values because of its short term maturity.

For the three- and nine-month periods ended September 30, 2011 and 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles. As of September 30, 2011 and December 31, 2010, the Company does not have any non-financial assets or liabilities measured at fair value.

As of September 30, 2011 and December 31, 2010, the fair value of short and long-term investments classified as available for sale securities are as follows:

	September 30, 2011
		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses (1)	Value
Short-term investments
Sovereign Debt Securities	$1,733,173	$3,035	$—	$1,736,208
Corporate Debt Securities	384,983	—	(4,940)	380,043

Total Short-term investments	$2,118,156	$3,035	$(4,940)	$2,116,251

Long-term investments
Sovereign Debt Securities	$8,269,512	$630,102	$—	$8,899,614
Corporate Debt Securities	14,312,659	172,068	(144,099)	14,340,628
Asset Backed Securities (2)	17,022,343	754,516	(14,339)	17,762,520

Total Long-term investments	$39,604,514	$1,556,686	$(158,438)	$41,002,762

Total	$41,722,670	$1,559,721	$(163,378)	$43,119,013

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

(1)
Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of September 30, 2011 and December 31, 2010.

(2)	Asset backed securities have investment grade credit ratings. These investments are collateralized by real estate and they are guaranteed by the U.S. Federal Government.
As of September 30, 2011, the estimated fair values of short-term and long-term investments classified by its contractual maturities are as follows:

One year or less	$2,116,252
One year to two years	5,452,507
Two years to three years	3,228,204
Three years to four years	3,812,512
Four years to five years	1,781,791
More than five years	26,727,747

Total	$43,119,013

7. Compensation Plan for Outside Directors
The Company compensated its outside directors through the payment of cash fees and, from time to time, through the issuance of equity awards.

On June 10, 2009, the Company issued an aggregate of 2,305 shares of common stock and 8,350 restricted shares of common stock (the “Restricted Shares”) to our outside directors. The Restricted Shares vested in full in June 2010. Restricted Shares awarded to employees and directors are measured at their fair market value using the grant-date price of the Company’s shares. For the three- and nine-month periods ended September 30, 2010, the Company recognized nil and $37,696, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying condensed consolidated statement of income.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
7. Compensation Plan for Outside Directors (Continued)

The total accrued compensation cost for the three-month periods ended September 30, 2011 and 2010 in cash and equity awards amounts to $105,112 and $132,718 , respectively which were included in operating expenses. For the nine-month periods ended September 30, 2011 and 2010, the Company recognized $428,402 and $279,947 respectively, which amounts are included in operating expenses in the accompanying condensed consolidated statement of income.

8. Commitments and Contingencies
Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of September 30, 2011, the Company had established reserves for proceeding-related contingencies of $1,738,721 to cover legal actions against the Company. In addition, as of September 30, 2011 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $2,660,672.

No loss amount has been accrued for such possible legal actions of which most significant (individually or in the aggregate) are described below.

As of September 30, 2011, 343 legal actions were pending in the Brazilian ordinary courts, 8 of which were related to alleged intellectual property infringement. In addition, as of September 30, 2011, there were 1,759 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8. Commitments and Contingencies (Continued)
Litigation and Other Legal Matters (Continued)

per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending. In the opinion of the Company’s legal counsel, as of September 30, 2011, the amount of $215,703 was not reserved since it was considered reasonably possible but not probable.

State of São Paulo Fraud Claim

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that the Brazilian subsidiary shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering the Brazilian subsidiary to remove from the Terms of Service of the Brazilian website any provision limiting the Company’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court, which was not granted. On September 29, 2009 the Company presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. The decision on the appeal is still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8. Commitments and Contingencies (Continued)
City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate at that moment. In 2007 the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009 the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which maintained the reduction of the Infraction. As of the date of these financial statements, the total amount of the claim is approximately $5.1 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$9.5 million or $5.1 million, according to the exchange rate at September 30, 2011, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil order to contest the taxes and fines asserted by the Tax Authorities. The Company’s management and its legal advisors believe that the risk of loss is remote, and as a result, it has not reserved any provisions for this claim.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the Income Tax for the 2006 period in an approximate amount of R$5.1 million or $2.8 million, according to the exchange rate at September 30, 2011. On September 30, 2011 the Company presented administrative defenses against the tax authorities’ claim. The Company ´s management and its legal advisors believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

State of São Paulo Customer Service Level Claim

On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support. On November 17, 2010, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 08, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented recourse to the lower court; even though, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would start running as of July 11, 2011. On April 20, 2011 the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May 4, 2011. In the opinion of the Company’s management and its legal counsel the risk associated with this claim has considered as reasonably possible and therefore an amount of approximately $500,000 was reserved.

MercadoLibre, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8. Commitments and Contingencies (Continued)
State of Rio de Janeiro Fraud Claim

On April 15, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Brazilian subsidiary. The state prosecutor requests several clauses of the Terms of Service of the Website shall be considered null and void. The prosecutor alleged that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On August 30, 2011 the case filed by a state prosecutor of the State of Rio de Janeiro, Brazil against our Brazilian subsidiary was settled with no financial or legal liability for the Company. By the settlement, the Brazilian subsidiary agreed to modify some clauses of the General Terms and Conditions of Use from the Brazilian website. The settlement was homologated on September 15, 2011.

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

The shares granted for the 2008 LTRP were valued at the grant-date fair market value PF $36.8 per share. As of September 30, 2011, the Company paid the 66% related to the years one to three of the 2008 LTRP.

For the three-month period ended September 30, 2011, the related accrued compensation was $28,034 corresponding $11,127 to the share portion of the award credited to Additional Paid-in Capital and $16,907 to the cash portion included in the Balance Sheet as Payroll and social security payable. For the nine-month period ended September 30, 2011, the related accrued compensation expense was $70,417 corresponding $38,120 to the share portion of the award credited to Additional Paid-in Capital and $32,297 to the cash portion included in the Balance Sheet as Payroll and social security payable.

For the three-month period ended September 30, 2010, the related accrued compensation expense was $46,523 corresponding $14,504 to the share portion of the award credited to Additional Paid-in Capital and $32,019 to the cash portion included in the Balance Sheet as Payroll and social security payable.

For the nine-month period ended September 30, 2010, the related accrued compensation expenses was $182,142 corresponding $78,516 to the share portion of the award credited to Additional Paid-in Capital and $103,626 to the cash portion included in the Balance Sheet as Social security payable.

On July 15, 2009, June 25, 2010 and August 1, 2011, the Board of Directors, upon the recommendation of the compensation Committee approved the 2009, the 2010 and the 2011 employee retention programs (“the 2009, 2010 and 2011 LTRP”). The 2011 LTRP was approved by the Compensation Committee on June 27, 2011. The awards under the 2009, 2010 and 2011 LTRP are fully payable in cash in addition to the annual salary and bonus of each employee.

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

The following tables summarize the LTRP accrued compensation expense for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

LTRP 2009	$(138,721)	$673,842	$870,504	$1,382,883
LTRP 2010	46,942	598,709	864,413	1,258,700
LTRP 2011	287,697	—	1,049,182	—
10. Cash dividend distribution
On October 15, 2011, the Company paid the third quarterly cash dividend distribution of $3.5 million or $0.08 per share, which was approved on August 1, 2011 by the Board of Directors.
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
•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the three- and nine-month periods ended September 30, 2011 and 2010;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.
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
Recent Developments
Business Combination
On September 14, 2011, we completed, through one of our subsidiaries, Meli Participaciones S.L. (“ETVE” or “the Buyer”), the acquisition of the 60% of outstanding membership interests of Autopark LLC, a limited liability company organized under the laws of Delaware, from Hasteny Trading S.A (“Hasteny” or the “Seller”), a parent company organized under the laws of Uruguay, which previously owned all the shares of the capital stock of the Autopark LLC.
Autopark LLC owns directly and indirectly 100% of the capital stock of AP Clasificados S.R.L. de C.V. (“AP Clasificados”), a company organized under the laws of Mexico. AP Clasificados operates an online classified advertisements platform in Mexico primarily dedicated to the sale of automobiles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx.
The aggregate purchase price paid in cash by us to the Seller for its 60% interest in Autopark LLC was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business.
On September 12, 2011 (the “Settlement Date”), an aggregate of $1,500,000, was placed into an escrow account, in order to cover unexpected liabilities and working capital. On September 12, 2012 and 2013, the 50% of the escrow amount less the amount of all claims made by the Buyer, if any, will be released, respectively.
ETVE has the right and option to purchase the remaining 40% of the membership interest of Autopark LLC following the earlier to occur of (i) third anniversary of the Settlement Date or (ii) additional capital contribution be required to capitalize Autopark LLC by their own member’s decision and Hasteny does not make such additional capital contribution within ten (10) days of such members’ consent. Within such period, Hasteny shall be obligated to sell and transfer all of the membership interests, free and clear of all Encumbrances, to ETVE. The total consideration to be paid shall be the greater of (i) $4,000,000 and (ii) the amount resulting from multiplying (A) the percentage of the membership interests held by Hasteny as of the date of the Call Notice by (B) an amount equal to 3.5 times the amount of invoiced sales of the Acquired Business for the twelve months period ending on the date of Call Notice.
In addition, Hasteny shall have the right and option to sell and transfer, all of the membership interests to ETVE in Autopark LLC with thirty (30) days prior written notice. Within such thirty (30) day period, ETVE shall be obligated to purchase all, of the Hasteny membership interests, from Hasteny. The total consideration to be paid by ETVE for the membership interest hold by Hasteny shall be the same as described in the preceding paragraph.
Description of line items
Net revenues
We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).

We offer three types of up-front fees for three different combinations of placement and features. Up-front fees are charged at the time the listing is uploaded onto our platform and are not subject to successful sale of the items listed. Following this fee structure modification, revenues for the MercadoLibre Marketplace transactions are now generated by:
•	up front fees;

•	final value fees; and

•	online advertising fees.
Since the third quarter of 2010, we have offered payment processing through our MercadoPago solution at no added cost in Brazil and Argentina. On April 15, 2011, we launched a new and improved version of our MercadoPago payments platform that may be used for all our marketplace transactions in Mexico. We also made offering MercadoPago obligatory in our Mexican marketplace listings (with the exception of free listings). This change in pricing implies that for Marketplace transactions we no longer charge our users a specific fee for processing on-platform payments as we did in the past. We do continue, however, to generate payment related revenues, reported within each of our reporting segments, attributable to:
•	commissions charged to sellers for the use of the MercadoPago platform with respect to transactions that occur outside of our Marketplace platform;

•	revenues from a financial charge when a buyer elects to pay in installments through our MercadoPago platform, for both transactions that occurs on or off our Marketplace platform.
The following table sets forth the percentage of consolidated net revenues by segment for the three- and nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Periods Ended		Three-Month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues)	2011	2010	2011	2010

Brazil	56.8%	57.1%	56.4%	55.5%
Argentina	18.3	18.5	19.4	19.3
Venezuela	10.8	8.9	11.1	10.3
Mexico	7.6	9.0	6.9	8.4
Other Countries	6.5	6.5	6.2	6.5

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
The following table summarizes the changes in net revenues for the three- and nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Periods Ended		Change from 2010		Three-Month Periods Ended		Change from 2010
	September 30,		to 2011 (*)		September 30,		to 2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Net Revenues:
Brazil	$120.7	$88.2	$32.5	36.8%	$46.0	$31.1	$14.9	48.0%
Argentina	38.8	28.6	10.2	35.6	15.8	10.8	5.0	46.5
Venezuela	23.1	13.7	9.4	68.2	9.0	5.8	3.2	57.0
Mexico	16.2	13.9	2.3	17.0	5.6	4.7	0.9	18.8
Other Countries	13.7	10.0	3.7	37.3	5.2	3.6	1.6	43.4

Total Net Revenues	$212.5	$154.4	$58.1	37.6%	$81.6	$56.0	$25.6	45.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three- and nine-month periods ended September 30, 2011 and 2010, no single customer accounted for more than 1.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the local currency, except for Venezuela whose functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.
Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.3% and 7.4% of net revenues for the three- and nine-month periods ended September 30, 2011.
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
Until May 13, 2010, the only way by which U.S. dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through CADIVI. Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities have used the “parallel” market to exchange currency because, as already mentioned, CADIVI had typically failed to approve in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy U.S. dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.
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
Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the Venezuelan Central Bank as the only institution through which foreign currency-denominated transactions can be brokered. Under the new system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

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
The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010

Venezuelan operations
Assets	$24,390,518	$21,928,340
Liabilities	(7,729,510)	(8,212,581)

Net Assets	16,661,008	13,715,759

Net assets of our Venezuelan subsidiary amount to approximately 8.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiary held in local currency in Venezuela amount to approximately 5.2% of our consolidated cash and investments.
On June 2, 2011, our Venezuelan subsidiary acquired an office property containing 992 square meters in a building located in Caracas, Venezuela for approximately $6.6 million. The Company funded the purchase price through working capital.
Although the current mechanisms available to obtain U.S. dollars for dividend distributions to our subsidiaries outside Venezuela imply increased restrictions, we do not expect that the current restrictions on purchasing U.S. dollars to have a significant adverse effect on its business plans with regard to our investment in Venezuela.
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
Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At September 30, 2011, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.
Results of operations for the three-month period ended September 30, 2011 compared to three-month period ended September 30, 2010 and the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010
The selected financial data for the three- and nine-month periods ended September 30, 2011 and 2010 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011 or for any other period.

Statement of income data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2011 (*)	2010 (*)	2011 (*)	2010 (*)
	(Unaudited)		(Unaudited)
Net revenues	$212.5	$154.4	$81.6	$56.0
Cost of net revenues	(51.3)	(32.8)	(20.1)	(11.5)

Gross profit	161.1	121.6	61.6	44.5

Operating expenses:

Product and technology development	(16.6)	(11.4)	(5.9)	(4.2)
Sales and marketing	(45.6)	(34.9)	(16.7)	(12.3)
General and administrative	(28.1)	(21.7)	(8.9)	(8.7)

Total operating expenses	(90.3)	(68.0)	(31.6)	(25.2)

Income from operations	70.8	53.6	30.0	19.3

Other income (expenses):
Interest income and other financial gains	7.0	3.1	2.9	1.4
Interest expense and other financial charges	(2.6)	(6.9)	(1.1)	(0.6)
Foreign currency gains / losses	2.1	0.0	3.3	(0.4)
Other income, net	0.3	—	(0.0)	—

Net income before income / asset tax expense	77.6	49.8	35.1	19.8

Income / asset tax expense	(22.5)	(9.7)	(8.8)	(1.0)

Net income	$55.2	$40.1	$26.3	$18.8

Less: Net Income attributable to Noncontrolli	—	—	—	—

Net income available to common shareholders	$55.2	$40.1	$26.3	$18.8

(*)	The table above may not add due to rounding.
Other Data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2011	2010	2011	2010

Number of confirmed registered users at end of the period [1]	62.0	50.2	62.0	50.2
Number of confirmed new registered users during the period [2]	9.1	7.7	3.6	2.8
Gross merchandise volume [3]	3,370.1	2,417.8	1,348.3	888.1
Number of items sold [4]	36.9	28.0	14.4	10.4
Total payment volume [5]	909.5	461.4	368.5	189.9
Total payment transactions [6]	9.6	4.3	3.9	1.9
Capital expenditures	22.7	10.6	9.3	6.6
Depreciation and amortization	5.2	3.6	1.9	1.4

1-	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.

2-	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.

3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.

4-	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.

5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.

6-	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Nine-Month Periods Ended		Change from 2010		Three-Month Periods Ended		Change from 2010 to
	September 30,		to 2011 (*)		September 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total Net Revenues	$212.5	$154.4	$58.1	37.6%	$81.6	$56.0	$25.6	45.9%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.
The 45.9% growth in net revenues from the third quarter of 2010 to the third quarter of 2011 resulted principally from a 51.8% increase in the gross merchandise volume (“GMV”) transacted through our platform from the third quarter of 2010 to the third quarter of 2011. This GMV growth resulted from a 38.1% increase in items sold between those periods. The increase in GMV and items sold was partially offset by a decrease in our take rate, which we define as net revenues as a percentage of gross merchandise volume, from 6.30% for the three-month period ended September 30, 2010 to 6.05% for the three-month period ended September 30, 2011. The decrease in our take rate came about primarily as GMV grew faster than some of our revenue sources not tied to GMV, such as Classifieds and upfront fees.
The 37.6% growth in net revenues from the nine-month period of 2010 to the nine-month period of 2011 resulted principally from a 39.4% increase in the gross merchandise volume (“GMV”) transacted through our platform from the nine-month period of 2010 to the nine-month period of 2011. This GMV growth resulted from a 32.0% increase in items sold between those periods and a positive impact on U.S. dollars figures mainly due to the parallel exchange rate used by our Venezuelan subsidiary in the first half of 2010 was 6.28 Bolivares Fuertes per U.S. dollar as compared to 5.3 Bolivares Fuertes per U.S. dollar for the nine-month period of 2011. See “Critical accounting policies and estimates — Foreign currency translation” for more detail. The increase in GMV and items sold was partially offset by a decrease in our take rate, from 6.39% for the nine-month period ended September 30, 2010 to 6.30% for the nine-month period ended September 30, 2011. The decrease in our take rate came about primarily as GMV grew faster than some of our revenue sources not tied to GMV, such as Classifieds and upfront fees.
Measured in local currencies, net revenues grew 41.3% and 29.9% during the three- and nine-month periods ended September 30, 2011, respectively, compared to the same period a year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2010 and applying them to the corresponding months in 2011, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.
Since the third quarter of 2010, net revenues include the net amount collected from financial institutions as a result of pre-selling installment-related financing receivables. We entered into these pre-selling agreements with the aim of substantially eliminating credit risk and optimizing financial cost. For the nine-month period ended September 30, 2011, our net revenues have no financial related expenses. For the nine-month period ended September 30, 2010, as we had assumed the financial risk of installment-related financing receivables during the first half of 2010, our MercadoPago financing revenues had an associated $7.3 million of financial expenses .
The following table summarizes the changes in net revenues by each reporting segment for the three- and nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Periods Ended		Change from 2010		Three-Month Periods Ended		Change from 2010
	September 30,		to 2011 (*)		September 30,		to 2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Net Revenues:
Brazil	$120.7	$88.2	$32.5	36.8%	$46.0	$31.1	$14.9	48.0%
Argentina	38.8	28.6	10.2	35.6	15.8	10.8	5.0	46.5
Venezuela	23.1	13.7	9.4	68.2	9.0	5.8	3.2	57.0
Mexico	16.2	13.9	2.3	17.0	5.6	4.7	0.9	18.8
Other Countries	13.7	10.0	3.7	37.3	5.2	3.6	1.6	43.4

Total Net Revenues	$212.5	$154.4	$58.1	37.6%	$81.6	$56.0	$25.6	45.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
On a segment basis, our net revenues for the three- and nine-month periods ended September 30, 2011 as compared to the same periods in 2010, increased across all segments.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2011
Net Revenues	$61.5	$69.4	$81.6	n/a
Percent change from prior quarter	-1%	13%	18%
2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
Cost of net revenues

	Nine-Month Periods Ended		Change from 2010		Three-Month Periods Ended		Change from 2010
	September 30,		to 2011 (*)		September 30,		to 2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total cost of net revenues	$51.3	$32.8	$18.5	56.7%	$20.1	$11.5	$8.6	75.2%

As a percentage of net revenues (*)	24.2%	21.2%			24.6%	20.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three- and nine-month periods ended September 30, 2011, the increase in cost of net revenues as compared to the same periods of 2010 was primarily attributable to a $4.1 million and $7.6 million increase in collection fees, respectively. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of our Payment solution into our Marketplace, which has a higher collection fee cost. In addition, sales taxes on our net revenues increased by $2.1 million, or 52.8% and $5.2 million or 49.3%, respectively, for the three- and nine-month periods ended September 30, 2011, compared to the same periods of 2010 mainly as a consequence of increases in net revenues. Moreover, during the three- and nine-month periods ended September 30, 2011 as compared to the same periods in the prior year, expenditures related to our in-house customer support operations increased by $1.7 million and $4.1 million, respectively, primarily driven by an increase in compensation costs and recruitment. The increased compensation costs and recruitment are incurred in order to improve our service and our initiatives to combat fraud, illegal items and fee evasion. Finally, for the three- and nine-month periods ended September 30, 2011, as compared to the same period of the previous year, bank transfer fees related to MercadoPago, mainly in Brazil, increased by $0.3 million and $0.5 million, respectively.

Product and technology development

	Nine-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010 to
	September 30,		2011 (*)		September 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Product and technology development	$16.6	$11.4	$5.2	45.3%	$5.9	$4.2	$1.7	40.3%

As a percentage of net revenues (*)	7.8%	7.4%			7.3%	7.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended September 30, 2011, the growth in product and technology development expenses as compared to the same period in 2010 for $1.7 million, was primarily attributable to an increase of $0.7 million or 210.3% in maintenance expenses related to the use of cloud computing (AWS), IT consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) which is a system of computers containing copies of data placed at various nodes of a network. In addition, product and technology expenses also grew as a consequence of increases in depreciation and amortization expense of $0.5 million or 53.6% and increases in other product and development expenses of $0.4 million compared to the same period in 2010.
For the nine-month period ended September 30, 2011, the growth in product and technology development expenses as compared to the same period in 2010 was primarily attributable to an increase of $1.9 million or a 32.5%, in compensation costs. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in compensation costs, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.
Product and technology development expenses also grew during the nine-month period ended September 30, 2011 as a consequence of increased depreciation and amortization expenses related to product and technology development of $1.2 million, or 50.6% compared to the same period in 2010, increased maintenance expenses of $1.3 million or 124.0% related to the use of cloud computing (AWS), IT consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) and increased other product and development expenses of $0.8 million, compared to the same period in 2010 .
Sales and marketing

	Nine-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010
	September 30,		2011 (*)		September 30,		to 2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Sales and marketing	$45.6	$34.9	$10.7	30.7%	$16.7	$12.3	$4.4	36.0%

As a percentage of net revenues (*)	21.4%	22.6%			20.5%	22.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended September 30, 2011, the increase in sales and marketing expenses when compared to the same period in 2010 was primarily attributable to other marketing expenses increased by $2.9 million as compared to the same period of the previous year mainly due to chargebacks related to MercadoPago in Brazil. In addition, a $0.5 million increase in compensation costs driven by higher salaries to retain talent, and a $1.0 million increase in bad debt charges in the 2011 period also contributed to the increase in sales and marketing expenses during the period. Bad debt charges for the three-month period ended September 30, 2011 represented 5.6% of net revenues versus 6.2% for the same period in 2010.
For the nine-month period ended September 30, 2011, the increase in sales and marketing expenses when compared to the same period in 2010 was primarily attributable to increased other marketing expenses by $4.2 million in the nine-month period ended September 30, 2011 as compared to the same period of the previous year mainly due to chargebacks related to MercadoPago in Brazil and due to a one-time negative impact related to certain voided or overdrawn checks that were processed by one of MercadoPago’s payments processors in Brazil, which resulted in a loss of $1.6 million in the second quarter of 2011. In addition, a $2.0 million increase in compensation costs driven by higher salaries to retain talent, and a $2.2 million increase in bad debt charges in the 2011 period also contributed to the increase in sales and marketing expenses during the period. Bad debt charges for the nine-month period ended September 30, 2011 represented 6.0% of net revenues versus 6.8% for the same period in 2010. Finally, sales and marketing expenses related to trust and safety expenses increased by $1.2 million in the nine-month period ended September 30, 2011 when compared to the same period in 2010, due to the increased use of our buyer protection program developed to compensate buyers for unfulfilled transactions or other claims related to the quality of the purchased goods. The increase in sales and marketing expenses for the nine-month period ended September 30, 2011 was partially offset by a $0.7 million decrease in our online advertising expenses related to our affiliate program and specific deals, as we have optimized investment allocation over the same period ended September 30, 2010. Online advertising, including our affiliate program and portal deals expenses, represented 5.7% of our net revenues in the nine-month periods ended September 30, 2011, down from 8.4% for the same period in 2010.

General and administrative

	Nine-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010
	September 30,		2011 (*)		September 30,		to 2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

General and administrative	$28.1	$21.7	$6.4	29.5%	$8.9	$8.7	$0.2	3.0%

As a percentage of net revenues (*)	13.2%	14.1%			11.0%	15.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended September 30, 2011, the increase in general and administrative expenses as compared to the same period of 2010, was primarily attributable to a $0.6 million increase in compensation costs in the 2011 period related to our long term retention plans and increases in salaries to retain talent, a $0.6 million increase in outside services mainly related to legal fees. Those increases were partially offset by a $0.8 million decrease in office expenses and other general and administrative expenses such as travel & accommodation and communication expenses.
For the nine-month period ended September 30, 2011, the increase in general and administrative expenses as compared to the same period of 2010, was primarily attributable to a $3.7 million increase in compensation costs in the 2011 period related to our long term retention plans and increases in salaries to retain talent, a $2.1 million increase in outside services mainly related to legal and tax fees, and a $0.5 million increase related to other general and administrative expenses.
Other income (expenses)

	Nine-Month Periods Ended		Change from 2010 to		Three-Month Periods Ended		Change from 2010 to
	September 30,		2011 (*)		September 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Other income (expenses)	$6.8	$(3.8)	$10.6	277.4%	$5.1	$0.4	$4.7	1068.4%

As a percentage of net revenues	3.2%	-2.5%			6.3%	0.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the three-month period ended September 30, 2011 as compared to the same period in 2010, the increase in other income (expense) was primarily a result of: (a) a $3.6 million increase in foreign currency gains mainly attributable to the impact of the local currency depreciation on the cash balances held by our Brazilian and Mexican subsidiaries in U.S. dollars during the third quarter of 2011 versus an appreciation of the local currencies against U.S. dollars in the third quarter of 2010; and (b) a $1.6 million increase in interest income and other financial charges related to higher interest income earned on our investments driven by a greater volume of investments and higher interest rates, particularly in Brazil. The increase in other income (expenses) was partially offset by an increase of $0.5 million in financial expenses resulting from certain Argentine taxes generated by banking transactions related to our MercadoPago business.
For the nine-month period ended September 30, 2011 as compared to the same period in 2010, the increase in other income was primarily a result of: (a) a $4.4 million decrease in financial expenses resulting from our determination to pre-sell installment-related financing receivables, which we commenced in the third quarter of 2010; (b) a $4.0 million increase in interest income and other financial charges related to higher interest income earned on our investments driven by a greater volume of investments and higher interest rates, particularly in Brazil; and (c) a $2.1 million increase in foreign currency gains attributable to the impact of the local currency appreciation on the cash balances held by our Brazilian and Mexican subsidiaries in U.S. dollars during the nine-month period ended September 30, 2011 versus an appreciation of the local currencies against U.S. dollars in the same period of 2010.
Income and asset tax

	Nine-Month Period Ended		Change from 2010 to		Three-Month Period Ended		Change from 2010 to
	September 30,		2011 (*)		September 30,		2011 (*)
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Income and asset tax	$22.5	$9.7	$12.8	131.5%	$8.8	$1.0	$7.8	820.9%

As a percentage of net revenues (*)	10.6%	6.3%			10.8%	1.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

During the three- and nine-month periods ended September 30, 2011 as compared to the same periods the previous year, income and asset tax increased $7.8 million and $12.8 million, respectively, as a consequence of higher taxable income period over period. For the three-month period ended September 30, 2011, our income and asset tax expense margin is higher as compared to the same period in the previous year, because in the three-month period ended September 30, 2010 we recognized an income tax gain of $4.6 million due to a reversal of tax valuation allowance related to a Brazilian subsidiary acquired in 2005. For the nine-month period ended September 30, 2011 as compared to the same periods the previous year, our income and asset tax expense margin was negatively impacted by increases in income tax charge in Brazil as a consequence of permanent tax differences period over period. The increase in the nine-month margin was also impacted by the $4.6 million reversal of tax valuation allowance described above.
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
The following table summarizes the changes in our blended and effective tax rate for the three- and nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Periods Ended		Three-Month Periods Ended
	September 30,		September 30,
	2011	2010	2011	2010

Blended tax rate	28.9%	19.5%	25.1%	4.9%
Effective tax rate	26.9%	32.8%	25.1%	32.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. rounded amounts that appear in the table.
Our blended tax rate increased from the three- and nine-month periods ended September 30, 2010 to the same periods in 2011 because in the third quarter of 2010 we recognized an income tax gain of $4.6 million due to a reversal of tax valuation allowance related to a Brazilian subsidiary acquired in 2005 and due to a growth in our Venezuelan taxable income where the income tax rate is 34% as compared to other locations where we have lower tax rates. In addition, for the three- and nine-month periods ended September 30, 2011, our Argentine taxable income has a lower share of the consolidated taxable income when compared to the same periods in 2010, which results in a higher consolidated tax rate as a consequence that Argentina has a lower tax rate (as we are beneficiary of a software development law) compared to other locations. For the nine-month period ended September 30, 2011, our blended tax rate also grew as a consequence of certain Brazilian non-deductible losses related to voided and/or overdrawn checks processed by a MercadoPago payments processor as described in our Sales and Marketing discussion. Our blended tax rate for the three- and nine periods ended September 30, 2011 compared to the same period of 2010 increased, despite being positively impacted by a $2.0 million reversal of tax valuation allowance related to a Brazilian subsidiary acquired in 2001.
Our effective tax rate decreased from the three- and nine-month periods ended September 30, 2010 to the same periods in 2011 due to our Brazilian business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country and due to a decrease in the Argentine effective tax rate as described below.
The following table sets forth our effective income tax rate related to our main locations for the three- and nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Periods Ended		Three-Month Periods Ended
	September 30,		September 30,
	2011	2010	2011	2010

Effective tax rate by country

Argentina	15.3%	18.5%	13.9%	16.9%
Brazil	29.2%	34.8%	26.3%	31.0%
Mexico	25.7%	35.2%	27.9%	67.4%
Venezuela	34.8%	38.8%	35.4%	45.2%
The Company’s Argentine subsidiary is a beneficiary of a software development law granting it a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the three- and nine-month periods ended September 30, 2011 and 2010 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher but, in that case, we would have pursued an alternative tax planning strategy.

The decrease in our Argentine operation’s effective income tax rate period over period is mainly related to variations in temporary tax differences.
For the three- and nine-month periods ended September 30, 2011, our Brazilian effective income tax rates are lower than the local statutory rate of 34% mainly because of the business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country. For the nine-month periods ended September 30, 2010, our Brazilian effective income tax rates are higher than the local statutory rate as a consequence of variations in both temporary and permanent tax differences. For the three-month period ended September 30, 2010, our Brazilian effective income tax rate is lower than the local statutory rate mainly because of a business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country.
For the three- and nine-month periods ended September 30, 2011, our Mexican effective income tax rates are lower than the local statutory rate of 30% mainly because of variations in permanent tax differences. For the three- and nine-month period ended September 30, 2010, our Mexican effective income tax rate is higher than the local statutory rate mainly as a consequence of temporary and permanent tax differences.
For the three- and nine-month periods ended September 30, 2011 and 2010, our Venezuelan effective income tax rates are higher than the local statutory rate mainly due to losses related to temporary differences generated by the re-measurement of our foreign-currency position computed for tax purposes that cannot be considered for U.S. GAAP purposes (our Venezuelan subsidiaries functional currency is the U.S. dollar due to a highly inflationary environment).
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
At September 30, 2011, our principal source of liquidity was $126.7 million of cash and cash equivalents and short-term investments and $41.0 million of long-term investments provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised by available-for-sale securities classified as long-term as a consequence of their contractual maturities.
The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.
As of September 30, 2011, cash and investments of foreign subsidiaries amount to $138.2 million or 82.4% of our consolidated cash and investments and approximately 58.4% of consolidated cash and investments are held outside the U.S., mostly in Brazil. Our strategy is to reinvest our undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.
In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Period Ended
	September 30,
(In millions)	2011	2010

Net cash provided by (used in):
Operating activities	$62.3	$42.0
Investing activities	(51.7)	(44.8)
Financing activities	(7.1)	(2.9)
Effect of exchange rates on cash and cash equivalents	(1.3)	0.3

Net increase / (decrease) in cash and cash equivalents	$2.2	$(5.4)

Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Nine-Month Period Ended		Change from 2010 to
	September 30,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:
Operating activities	$62.3	$42.0	$20.3	48.4%
(*)     Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The $20.3 million increase in net cash provided by operating activities during the nine-month period ended September 30, 2011 compared to the same period in 2010 was mainly attributable to a $15.1 million increase in net income. Additionally, net cash provided by operating activities was impacted by a $3.2 million increase in changes in other liabilities in the nine-month period ended September 30, 2011 versus the same period of 2010, a $9.8 million increase in non-cash charges primarily attributable to deferred tax assets and depreciation and amortization, and a $1.3 million increases in working capital related to our Payment solution.
These increases in cash provided by operations were partially offset by a $4.5 million increase in non-cash gains primarily attributable to accrued interest and long term retention plan compensation costs, a $2.6 million increase in changes in other assets, a $1.6 million decrease in changes in accounts payable and a $0.2 million increase in changes in accounts receivable.
Net cash used in investing activities

	Nine-Month Period Ended		Change from 2010 to
	September 30,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Investing activities	$(51.7)	$(44.8)	$(6.9)	15.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the nine-month period ended September 30, 2011 resulted mainly from purchases of investments for $297.6 million. During the nine-month period ended September 30, 2011, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $268.5 million of investments as part of our financial strategy. Additionally, we used $22.7 million of cash in the nine-month period ended September 30, 2011 to make capital expenditures related to (a) the purchase of a new office in Venezuela for approximately $6.6 million and (b) the purchase of the 60% outstanding membership interests of Autoplaza.com for approximately $5.5 million (c) technological equipment, software licenses, new office space in Argentina and office equipment in Brazil, Colombia and Mexico.
As of September 30, 2010, net cash used in investing activities resulted primarily from purchases of investments for $85.3 million. Additionally, in the nine-month period ended September 30, 2010, we used $10.6 million of cash for capital expenditures related to technological equipment, software licenses and, to a lesser degree, office equipment. During the nine-month period ended September 30, 2010, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $51.1 million of investments as part of our financial strategy.
Net cash used in financing activities

	Nine-Month Periods Ended		Change from 2010 to
	September 30,		2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Financing activities	$(7.1)	$(2.9)	$(4.2)	144.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
For the nine-month period ended September 30, 2011, our primary use of cash was to fund the $7.1 million quarterly cash dividends paid on April 15, 2011 and July, 15 2011. For the nine-month period ended September 30, 2010, our primary use of cash for financing activities was a reduction in short term debt as we paid $3.0 million of notes outstanding which were issued in connection with the DeRemate acquisition.
In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.
Debt
As of September 30, 2011, the Company recorded $3.5 million of dividends payable to its stockholders. In addition, as of September 30, 2011, our outstanding debt of $0.3 million is related to Argentine car lease contracts. See “Contractual obligations” below for more information.
Cash Dividends
In September 2011, our board of directors declared our third quarterly cash dividend in our history of $3.5 million on our outstanding shares of common stock. The dividend was paid on October 12, 2011 to stockholders of record as of the close of business on September 30, 2011. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.
Capital expenditures
Our capital expenditures increased by 12.1 million to 22.7 million for the nine-month period ended September 30, 2011 as compared to $10.6 million for the same period in 2010, mainly due to the acquisition of a new office property located in Caracas, Venezuela for approximately $6.6 million, due to a $5.5 million that we recorded as payment for the 60% of Autoplaza acquisition, as described above in the sections “Liquidity and Capital resources” and “Net cash used in investing activities” and due to information technology investments made during the nine-month period ended September 30, 2011. The Company increased the level of investment on hardware and software licenses necessary to improve and update the technology of our platform, cost of computer software developed internally and office equipment for new office space in Argentina, Brazil and Mexico. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.
We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.
Off-balance sheet arrangements
At September 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

Fair value measurement and disclosure
In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and it expands the ASC 820 existing disclosure requirements for fair value measurements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.
Goodwill Impairment Test
On September 15, 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The accounting standard update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company expects to adopt this new guidance for its financial statements related to the fiscal year ending December 31, 2011.
Contractual obligations
We have certain fixed contractual obligations and commitments that include future estimated Payments. Changes in our business needs, cancellation provisions and other factors may result in actual Payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of Payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at September 30, 2011 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Capital lease obligations (1)	$0.3	$0.1	$0.2	$—	$—

Operating lease obligations (2)	3.5	0.5	2.2	0.7	0.1

Purchase obligations	4.3	3.5	0.8	—	—

Total	$8.1	$4.1	$3.2	$0.7	$0.1

(1)
On February 22, 2010, our Argentine subsidiary signed a Company Car Lease contract to buy 12 cars for certain employees of the Company. The total lease contract amounts to $0.4 millions and matures in January, 2013.

In addition, during September of 2011, the Company signed another lease contract to buy 8 cars for certain employees of the Company. The total lease contract amounts to $0.2 millions and matures in September, 2014.

(2)	Include leases of office spaces.
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

Foreign currencies
At September 30, 2011, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries whose functional currency is the U.S. dollar due to a highly inflationary environment. At September 30, 2011, the total cash and cash equivalents denominated in foreign currencies totaled $31.6 million, short-term investments denominated in foreign currencies totaled $65.5 million and accounts receivable and funds receivable from customers in foreign currencies totaled $28.4 million. As of September 30, 2011, we have no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At September 30, 2011, our dollar-denominated cash and cash equivalents and short-term investments totaled $29.6 million and our dollar-denominated long-term investments totaled $41.0 million. For the three- and nine-month periods ended September 30, 2011, we obtained foreign currency gains in the amount of $3.3 million and $2.1 million, respectively, as the cash and investment balances of the subsidiaries held in U.S. dollars appreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended September 30, 2011 compared to three-month period ended September 30, 2010 and the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010— Other income (expenses)” for more information).
In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 become the accounting basis for those assets. Monetary assets and liabilities in “Bolivares Fuertes” were re-measured to the U.S. dollar at the closing parallel exchange rate and the results of the operations in “Bolivares Fuertes” were re-measured to the U.S. dollar at the average monthly parallel exchange rate.
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
Net assets of our Venezuelan subsidiary amount to approximately 8.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiary held in local currency in Venezuela amount only to approximately 5.2% of our consolidated cash and investments.
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
The following table sets forth the percentage of consolidated net revenues by segment for the three-and nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Periods Ended		Three-Month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues)	2011	2010	2011	2010
Brazil	56.8%	57.1%	56.4%	55.5%
Argentina	18.3	18.5	19.4	19.3
Venezuela	10.8	8.9	11.1	10.3
Mexico	7.6	9.0	6.9	8.4
Other Countries	6.5	6.5	6.2	6.5

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

The table below shows the impact on our net revenues, expenses, other income and income tax, net income and shareholders’ equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of September 30, 2011 and for the nine-month period ended September 30, 2011:

Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$236.0	$212.5	$193.3
Expenses	(157.3)	(141.7)	(128.9)

Income from operations	78.7	70.8	64.4

Other income (expenses) and income tax related to P&L items	(19.5)	(17.6)	(16.2)
Foreign Currency impact related to the remeasurement of our Net Asset position	(1.7)	2.1	5.2

Net income	$57.5	$55.2	$53.3

Total Equity	$219.9	$207.9	$204.6

(1) Appreciation of the subsidiaries local currency against U.S. Dollar
(2) Depreciation of the subsidiaries local currency against U.S. Dollar
The table above does not total due to rounding
The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the increase in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the decrease in net revenues, operating expenses, and other income (expenses) and income tax lines related to the translation effect.
In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2011 we have not entered into any such agreement.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on the interest rate that the financial institutions charge us when we sell our MercadoPago receivables. At September 30, 2011, MercadoPago’s funds receivable from customers totaled approximately $13.2 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2011, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 3.04%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of September 30, 2011 could decrease (increase) by approximately $1.3 million.
Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $67.6 million and as non-current assets in the amount of $41.0 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.
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

The 2009, 2010 and 2011 variable payment LTRP liability subjects us to equity price risk. At September 30, 2011, the total contractual obligation fair value of our 2009, 2010 and 2011 Variable Payment LTRP liability amounts to $11.2 million. As of September 30, 2011, the accrued liability related to the 2009, 2010 and 2011 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $4.5 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010 and 2011 Variable Payment if our stock price were to increases or decreases by up to 40%.

	As of September 30, 2011
	MercadoLibre, Inc	2009, 2010 and 2011 variable
(In US dollars)	Equity Price	payment LTRP liability
Change in equity price in percentage
40%	96.52	15,749,094
30%	89.62	14,624,159
20%	82.73	13,499,224
10%	75.83	12,374,288
Static (*)	68.94	11,249,353
-10%	62.05	10,124,418
-20%	55.15	8,999,482
-30%	48.26	7,874,547
-40%	41.36	6,749,612

(*)	Average closing stock price for the last 60 trading days of the closing date

Item 4	— Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2011, our total reserves for proceeding-related contingencies were approximately $1.7 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.
As of September 30, 2011, there were 343 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of September 30, 2011, there were 1,759 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where no lawyer is required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

We have described below material developments that occurred during the quarter ended September 30, 2011 to pending legal proceedings which we have determined may be material to our business, all of which have been previously disclosed in our Annual Report on Form 10-K. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for those proceedings which we have considered that a loss is probable.
City of São Paulo Tax Claim
On September 13, 2007, the Company paid to tax authorities in São Paulo, Brazil approximately $1.1 million, consisting of $1.0 million in accrued taxes and $0.1 million in fines, related to its Brazilian subsidiary’s activities in São Paulo for the period 2002 through 2004. The Company had reserved approximately $1.1 million against these taxes as of December 31, 2006 so no additional provision was recorded for the payment. São Paulo tax authorities have also asserted taxes and fines against us relating to the period from 2005 to 2007 in an approximate additional amount of $5.9 million according to the exchange rate at that time. In January 2005, the Brazilian subsidiary had moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction, therefore the Company believes it has strong defenses to the claims of the São Paulo authorities with respect to this period. On August 31, 2007, the Company presented administrative defenses against the authorities’ claim. On September, 12, 2009 the tax authorities ruled against the Brazilian subsidiary. On October 13, 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011 the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos (Superior Chamber of the São Paulo Municipal Council of Taxes) which maintained the reduction of the infraction to approximately $5.1 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$9.5 million or $5.1 million, according to the exchange rate at September 30, 2011, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil in order to contest the taxes and fines asserted by the Tax Authorities. As of the date of this report, the Company believes the risk of loss is remote, and as a result, has not established a reserve against this claim.
Brazilian Federal Tax Claims
On September 2, 2011, the Brazilian Federal tax authority have asserted taxes and fines against our Brazilian subsidiary relating to the Income Tax for the period of 2006 in an approximate amount of R$5.1 million or $2.8 million, according to the exchange rate at September 30, 2011. On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. The Company’s management and its legal advisors believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.
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
State of Rio de Janeiro Fraud Claim
On April 15, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Brazilian subsidiary. The state prosecutor requests several clauses of the Terms of Service of the Website shall be considered null and void. The prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On May 5, 2011, the Lower Court Judge granted an injunction in favor of the State of Rio de Janeiro prosecutor, declaring that several clauses in the Terms of Service of the Website that limit the responsibility of the Brazilian subsidiary shall be considered null and void and ordered the Brazilian subsidiary to remove them, with a penalty of approximately $640 per day of non-compliance, according to the exchange rate at that moment. On July 8, 2011 the Company presented a recourse to the lower court requesting a suspension of the effects of the injunction. On July 13, 2011 the lower Court Judge suspended the injunction and set a hearing on July 20, 2011, however no settlement was reached by the parties on the hearing. The Company presented its defense on July 25, 2011. On August 30, 2011 the case was settled with no financial or legal liability of the Company. By the settlement, the Brazilian subsidiary agreed to adjust some clauses of the General Terms and Conditions of Use from the Brazilian website. The settlement was homologated on September 15, 2011.

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
In addition to the risk factors disclosed in “Part I — Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we have set forth below additional risk factors we believe are applicable to our business. The following risk factors update and supersede risk factors in our Annual Report to the extent of any inconsistency.
Concerns regarding downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.
On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.
In addition, global markets and economic conditions have been negatively impacted by the ability of certain European Union (“EU”) member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the EU governments’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of EU members. These factors could have an adverse effect on our business, financial condition and liquidity.

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

MERCADOLIBRE, INC.
Registrant
Date: November 4, 2011	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
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