Form 10-K
period 2011-12-31
MERCADOLIBRE INC
filed 2012-02-28
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

     Yes   ☒     No   ☐

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

Large Accelerated Filer ☒		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2011, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2011) was approximately $2,370,948,321. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2011 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2012, there were 44,142,020 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2012, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

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

•

political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and the impacts of its exchange rate system.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties — many of which are beyond our control — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of this report, as well as the factors discussed in the other reports we file from time to time with the Securities and Exchange Commission. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission or SEC.

PART I

ITEM 1. BUSINESS

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “company”) hosts the largest online commerce platform in Latin America, focused on enabling e-commerce and its related services, and is located at www.mercadolibre.com. Our services are designed to provide our users with mechanisms for buying, selling, paying, collecting, generating leads and comparing listings via e-commerce transactions in an effective and efficient manner. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views during 2011. Additionally, we also operate online commerce platforms in the Dominican Republic, Panama and Portugal.

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

As a further enhancement to the MercadoLibre Marketplace, in 2009, we launched our MercadoClics program to allow businesses to promote their products and services on the Internet. Through MercadoClics users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform that enables advertisers to acquire traffic through advertisements placed on our plattform. Advertisers purchase, on a cost per clicks basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and off our platform depending on the advertiser.

To close out our suite of e-commerce services, during 2010 we launched the MercadoShops on-line stores solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their stores.

History of MercadoLibre

In March of 1999, Marcos Galperín, our co-founder and Chief Executive Officer, wrote our business plan while working towards his master’s degree in business administration from Stanford Business School. Shortly thereafter, he began to assemble a team of professionals to implement it. We were incorporated in Delaware in October of 1999.

We commenced operations in Argentina in August of 1999, and began operations in other countries subsequently. The following table shows the timeline of different launches and events in each country:

	September 30,	September 30,	September 30,
	MercadoLibre		MercadoPago
Country	Launch date	Office opening	Launch date
Argentina	August 1999	July 1999	November 2003

Brazil	October 1999	September 1999	January 2004

Mexico	November 1999	October 1999	January 2004

September 30,	September 30,	September 30,	September 30,
	MercadoLibre		MercadoPago
Country	Launch date	Office opening	Launch date
Uruguay	December 1999	September 2004	N/A

Colombia	February 2000	January 2000	December 2007

Venezuela	March 2000	March 2000	April 2005

Chile	March 2000	April 2000 (*)	September 2007

Ecuador	December 2000	N/A	N/A

Peru	December 2004	N/A	N/A

Costa Rica	November 2006	N/A	N/A

Dominican Republic	December 2006	N/A	N/A

Panama	December 2006	N/A	N/A

Portugal	January 2010	N/A	N/A

(*)	The office was closed in 2009.

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

In September 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American online commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. The agreement governing our strategic alliance with eBay expired on September 24, 2006. Even though eBay is one of our stockholders, since the termination of this agreement, there are no contractual restrictions preventing eBay from becoming one of our competitors. See “Risk Factors—Risks related to our business—We operate in a highly competitive and evolving market, and therefore face potential reductions in the use of our service.”

In November 2002, we acquired certain key strategic assets of Lokau.com , a competing Brazilian online commerce platform and we incorporated all registered users of Lokau.com into our platform.

In November 2005, we acquired certain operations of a regional competitor in online commerce, DeRemate.com Inc., including all of its operations and the majority of the shares of capital stock of its subsidiaries in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela for an aggregate purchase price of $12.1 million, net of cash and cash equivalents acquired. This acquisition increased our user base by approximately 1.3 million confirmed registered users and solidified our market leadership position in Brazil, Mexico, Venezuela, Colombia, Peru, and Uruguay. We did not acquire DeRemate’s Argentine and Chilean subsidiaries, which continued to operate under the control of certain previous stockholders of DeRemate.

In August 2007, we completed our initial public offering pursuant to which 3,000,000 shares of common stock were sold by us, resulting in net proceeds to us of approximately $49.6 million and 15,488,762 shares were sold by certain selling stockholders.

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

In September 2011, we acquired 60% of outstanding membership interest of Autopark LLC, a limited liability company organized under the laws of Delaware with 100% ownership of AP Clasificados, an online classified advertisements platform in Mexico primarily dedicated to the sale of automobiles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx. The aggregate purchase price paid in cash was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business.

Our strategy

We seek to serve people in Latin America by offering a collection of e-commerce services that can improve the quality of life of those who use it, while creating significant value for our stockholders. We serve our buyers by giving them access to a broader and more affordable variety of products and services than those available on other online and offline venues. We serve our sellers by allowing them to reach a larger and more geographically diverse user base at a lower overall cost and investment than offline venues. At the same time, we provide payment settlement services to facilitate such transactions, and advertising solutions to promote them. More broadly, we strive to turn inefficient markets into more efficient ones and in that process generate value for our stockholders. To achieve these objectives, we pursue the following strategies:

•

Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential client base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by entering into new countries and category segments, by launching new transactional business endeavors, and through potential strategic acquisitions of key businesses and assets.

•

Increase monetization of our transactions. We have focused and will continue to focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we receive from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our paid-for fee-based features.

•

Take advantage of the natural synergies that exist between our services. We strive to leverage our different businesses to promote greater cross-usage among the businesses, thereby creating a virtuous ecosystem of e-commerce offerings. We intend to promote the adoption of our MercadoPago payments solution on our marketplace as well as on our MercadoShops solution, to offer our MercadoClics advertising solutions to users of our marketplace, payments and shops solutions, and to encourage users of any of our services to experiment with the other solutions we offer.

•

Expand into additional transactional service offerings. Our strategic focus is to enable on-line transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch on-line transactional offerings in new product and service categories where we consider business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) the offer of additional product categories in our marketplace business, (b) the expansion of our presence in vehicle, real estate and services classifieds, (c) the penetration of our on platform payments services and the expansion of our off platform payments services, (d) the increase of our MercadoClics and on-line advertisement services and (e) the offer of on-line software as e-commerce service solutions. We believe that a significant portion of our future growth will be derived from these new or expanded product and service launches.

•

Enhance brand awareness. We believe that enhancing awareness of the MercadoLibre brand is important to achieve our business objectives. We intend to continue to promote and increase recognition of our brand through a variety of marketing and promotional campaigns. These may include marketing agreements with companies that have a significant online presence and advertising through traditional media, such as cable television. We may also use leading web sites and other media such as affiliate programs, banner advertisements and keyword searches. In addition, we believe that by enhancing our e-commerce community experience, we promote greater brand awareness through word of mouth.

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

•

Continue to develop innovative and creative solutions. We intend to continually enhance our e-commerce platform in order to better serve both individuals and businesses that want to buy or sell goods and services online. We intend to continue investing to develop new tools and technologies that facilitate e-commerce on our platform and improve our users’ online experience on MercadoLibre, while addressing the distinctive cultural, geographical and other challenges of online commerce in Latin America.

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

During 2011, visitors to our web site were able to browse an average of over 10.9 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2011, we had over 65.8 million confirmed registered MercadoLibre users up from 52.9 million at December 31, 2010. During fiscal year 2011, we had 5.0 million unique sellers, 14.1 million unique buyers and 52.8 million successful items sold.

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

MercadoPago is also available for purchases of goods and services outside the MercadoLibre Marketplace, as an open on-line payment service in Argentina, Brasil, Mexico, Venezuela, Chile and Colombia. The off platform service, also referred to as MercadoPago 3.0, is designed to meet the growing demand for Internet-based payments systems in Latin America. In addition to improving the ease of use and efficiency of payments for purchases made in our marketplace, MercadoPago 3.0 also allows payments for transactions that occur outside of our platforms. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means for payments on their independent commerce websites. This version of MercadoPago simplifies the payment of transactions in the MercadoLibre Marketplace achieving higher transaction velocity for most users. Direct payments allow online sellers to use MercadoPago to facilitate checkout and payment processes on their web site and also enables users to simply transfer money to each other. The direct payments product allows users who are not registered with the MercadoLibre Marketplace to send and receive payments to each other as long as they register on MercadoPago. Furthermore, direct payment offers online sellers who accept MercadoPago as a means of payment to integrate MercadoPago to their shopping cart streamlining the shopping and payment processes. We believe that the ease of use, safety and efficiency of MercadoPago will allow us to generate additional transactions from Web merchants that sell items outside the MercadoLibre Marketplace. We believe that there is a significant business opportunity to increase use of MercadoPago as a payment mechanism within and outside of the MercadoLibre Marketplace.

During the year ended December 31, 2011, our on and off-platform users paid approximately 1,311.9 million using MercadoPago, which represented 27.2% of our gross merchandise volume for that year. During the year ended December 31, 2010, our on and off-platform users paid approximately $697.5 million using MercadoPago, which represented 20.5% of our gross merchandise volume for that year. During the year ended December 31, 2009, our users paid approximately $382.5 million for items by using MercadoPago, which represented 13.9% of our gross merchandise volume for that year.

We seek to increase adoption and penetration of MercadoPago among MercadoLibre Marketplace users. In the countries where MercadoPago was available, as of December 31, 2011, approximately 90.7% of the MercadoLibre Marketplace’s listings accepted MercadoPago for payments and 28.8% of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. Starting in Brazil in January 2010, in Argentina in March 2010 and in Mexico in April 2011, all paid listings in the MercadoLibre Marketplace (excluding free listings and classifieds) accepted MercadoPago.

MercadoClics advertising services

The MercadoClics program allows businesses and users to promote their products and services on the web. Through MercadoClics users and advertisers are able to place text and/or display advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform that enables adveritsers to acquire traffic through advertisements on our plattform. Advertisers purchase, on a cost per clicks basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are differentiated from product search results and direct traffic both to on and off platform to the advertisers destination of choice.

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

Marketing

Our marketing strategy is designed to grow our platform by promoting the MercadoLibre brand, attracting new users, and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading portals and networks across the region, our affiliates program, cable and over the air television, paid and natural positioning in leading search engines, email marketing, onsite marketing and presence in off-line events. Our investment in online and offline marketing activities was $22.0 million during 2009, $20.2 million during 2010 and $19.9 million during 2011.

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

•

Investing in preferential placement on the most popular search engines in each country where we operate, such as Google and Yahoo Search. We purchase advertising space next to the results of certain keyword searches related to our activities.

•	Structuring our web site so that it appears among the top natural results for certain keyword searches.

Since 2005, we have been running an annual cable television commercial campaign on a regional basis to increase brand awareness and recognition. We believe that cable television subscribers in Latin America offer an attractive demographic group based on both socio-economic profiling and the high penetration of Internet usage among cable television subscribers. During 2010, our cable media campaign ran from August to December, and we also ran some spots in Brazil over the air television to expand coverage. During 2011, our cable media campaign ran from May to December, and we also had offline campaigns on radio, newspaper and magazines for our classifieds business.

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

Product development

At December 31, 2011, we had 292 employees on our information technology and product development staff, an increase from 282 employees at December 31, 2010. We incurred product development expenses (including salaries) in the amount of $12.1 million for 2009, $15.9 million for 2010 and $23.3 million for 2011. We also incurred information technology capital expenditures, including software licenses, of $4.4 million for 2009, $5.0 million for 2010 and $8.4 million for 2011.

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

We place significant importance on the testing and implementation phase of newly developed features. After an internal team of testers ensures that new features and upgrades are working properly, we typically involve a select group of users in testing these features before we release them to the general public. Through this process we receive feedback and suggestions on how to enhance the final details of a feature. Additionally, we typically introduce new features country by country, in order to isolate and resolve any potential problems and subsequently release improved versions to countries, yet to be introduced to the new features.

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

Since 2010, we’ve been working on a deep technology overhaul that is allowing us to switch from a closed and monolithic system to an open and decoupled one. We are splitting MercadoLibre into many small “cells”. A cell is a functional unit with it’s own team, hardware, data and source code. Cells interact with each other using APIs (Application Programming Interfaces). All the Front-Ends are also being rewritten on top of these APIs. At the end of the process, we intend to open our platform to third-party developers. This effort is consuming a large amount of resources, and we intend to keep investing in this area.

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

Competition

The market for trading over the Internet is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. While we are currently the market leaders in a number of the markets in which we operate, we currently or potentially compete with a limited number of small marketplace operators, such as Mas Oportunidades in Argentina, and Rakuten in Brazil. We also compete with businesses that offer business-to-consumer online e-commerce services such as pure play Internet retailer Submarino (a website of B2W Inc), or others with a focus on specific vertical categories, such as Netshoes with sports & apparel.

There are also a growing number of bricks and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, and shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified advertising market, although no regional competitor exists, local players such as Webmotors, VivaStreet, Zap have important positions in certain markets.

In addition, we could face competition from a number of large online communities and services that have expertise in either developing online commerce, facilitating online interaction, or both. Some of these competitors, such as Google, Yahoo, Microsoft, and Facebook currently offer a variety of online services, and certain of these companies may introduce online commerce to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as large newspaper or media companies also compete in the online listing market in Latin America.

In September 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American online commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. The agreement governing our strategic alliance with eBay expired on September 24, 2006. Even though eBay is one of our stockholders, since the termination of this agreement, there are no contractual restrictions preventing eBay from competing with us.

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

Autopark LLC, an entity in which we own a 60% interest and have an option to acquire the remaining 40% ownership interest, has 100% ownership of AP Clasificados which owns trademarks of Autoplaza.com.mx and Homershop.com.mx in Mexico. We would expect to acquire these trademarks in the future should we acquire 100% of the ownership interests in Autopark.

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

Employees

The following table shows the number of our employees at December 31, 2011.

September 30,
Number of
Country	Employees

Argentina	863
Brazil	501
Colombia	51
Chile	2
Mexico	72
Uruguay	4
USA	1
Venezuela	139

Total	1,633

We manage operations in the remaining countries remotely from our headquarters in Argentina.

Our employees in Brazil are represented by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”) and some of our employees in Argentina are represented by the Commercial Labor Union (“Sindicato de Empleados de Comercio”). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, retain, develop and compensate our employees.

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

In order to support our Human Resources department, we use SAP’s human resources payroll module across our business. We believe this allow us to centralize our employee database and important human resources functions, such as payroll processing, to improve our controls and reduce certain administrative costs.

Government regulation

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, data collection, data protection, privacy, information requirements for Internet providers, taxation (including imposition of value added or sales taxes collection obligations) obligations to provide information to certain authorities about transactions occurring on our platforms or about our users, and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including the imposition to provide certain information about transactions that occurred in our platforms, or about our users), libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including imposition of value added or sales taxes collection obligations, obligation to provide certain information about transactions occurred in our platforms, or about our users), advertising, intellectual property rights, consumer protection and information security.

We are also subject to regulations in certain provinces in Argentina that impose sales taxes collection obligations to the Company based on users sales through the platform. Other jurisdictions may issue new legislation in that regard. If users were to reduce or stop using our website or services as a result, our business could be harmed.

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

There are laws and regulations that address foreign currency and exchange rates in every country in which we operate. In Venezuela, we need governmental authorization to pay invoices to a foreign supplier or send money abroad due to foreign exchange restrictions. See “Risk factors—Risks related to doing business in Latin America—Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls” for more information.

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

During 2011, a new Software Development Law, which establishes certain benefits to promote the software development industry in Argentina, was approved, but the regulations pursuant thereto have not yet come into effect. This new Software Development Law maintains some of the benefits mentioned in the paragraph above and extends its term until 2019. To qualify and obtain benefits set by the new law, Argentine companies will have to register with the government again and meet new requirements to be established by regulation.

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

ITEM 1A. RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock. Set forth below are the risks that we believe are material to our stockholders and prospective stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. The risks and uncertainties described below are not the only ones facing us. Other risks that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. Some statements in this report including statements in the following risk factors section constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

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

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, information requirements for Internet providers, data collection, data protection, data protection, privacy, taxation (including imposition of value added or sales taxes collection obligations), obligations to provide certain information to certain authorities about transactions which occurred in our platforms or about our users and those regulations applicable to businesses in general and consumer protection. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including imposition to provide certain information about transactions occurred in our platforms or about our users), libel and defamation, obscenity, and personal privacy apply to online businesses. Many of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including imposition of value added or sales taxes collection obligations, obligation to provide certain information about transactions occurred in our platforms or about our users), advertising, intellectual property rights, consumer protection and information security. If these laws are enacted, they may have negative effects on our business, results of operation and financial condition.

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

We are subject to laws relating to the collection, use, storage and transfer of personally identifiable information about our users, especially financial information. Several jurisdictions have regulations in this area, and other jurisdictions are considering imposing additional restrictions or regulations. If we violate these laws, which in many cases apply not only to third-party transactions but also to transfers of information among ourselves, our subsidiaries, and other parties with which we have commercial relations, we could be subject to significant penalties and negative publicity, which would adversely affect us.

We are also subject to regulations in certain provinces in Argentina that impose sales taxes collection obligations to the Company based on users sales through the platform. Other jurisdictions may issue new legislation in that regard. If users were to reduce or stop using our website or services as a result, our business could be harmed.

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

More specifically, we are aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded on the MercadoLibre Marketplace. As a consequence of these transactions, competent authorities may impose fines to us. We have at times been subject to fines in Brazil for certain users’ sale of products that have not been approved by the government. We cannot provide any assurances that we will successfully avoid civil or criminal liability for unlawful activities that our users carry out through our service in the future. If we suffer potential liability for any unlawful activities of our users, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things, that we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection program to buyers who meet certain conditions. Although the number of claims that we have paid through this program is not currently significant, we may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them, the result of which could materially adversely affect our business and financial condition. As discussed above, we are currently appealing a determination by a Brazilian court that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. We keep expanding the coverage of our Buyer’s Protection Program. This coverage expansion may impact the number and amount of reimbursements we are required to make. This new version may impact the number and amount of reimbursements we are required to make. Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that appear to be legitimate emails sent by MercadoLibre or MercadoPago or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or misstates that certain payment was credited in MercadoPago and request that the recipient send the product sold or send a password or other confidential information. Despite our efforts to mitigate “spoof” and “phishing” emails, those activities could damage our reputation and diminish the value of our brands or discourage use of our websites and increase our costs.

We have received in the past, and anticipate that we will receive in the future, legal actions from users who received spoof emails and sent the product and did not receive the purchase price. Currently we have a case, in which our Brazilian subsidiary was sued by a user that sent the product to the buyer but did not receive any payment, since the email he received was a spoof and had not been sent by the Company. In 2007 the Lower Court Judge found our Brazilian subsidiary responsible for that spoof and ordered to pay the plaintiff the amount of approximately $1,500, to be adjusted against inflation plus default interest. We filed an appeal to the State Court of Appeals, which was granted in 2008 and the plaintiff presented a special appeal to the Superior Court of Justice of Brazil. On December 1, 2011 the Superior Court of Justice of Brazil granted the special appeal in order to restore the Lower Court Judge decision. After that found our Brazilian subsidiary filed for clarification, which is still pending.

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

Even though we monitor listings on our web sites, we are not able to detect every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed and/or sold through the MercadoLibre Marketplace and/or using MercadoPago infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work in coordination and cooperation with the intellectual property rights owners to seek to eliminate allegedly infringing items listed in the MercadoLibre Marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we may suspend the account of any user who infringes third-party intellectual property rights. Despite all these measures some rights owners have expressed that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies. Allegations of infringement of intellectual property rights could result in threats of litigation and actual litigation against us by rights owners.

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

While we have been largely successful to date in settling existing claims by agreeing to monitor the brands, the current lack of laws related to the Internet results in great uncertainty as to the outcome of any future claims. Other companies providing similar services to us have also been subject to these types of claims in the United States and other countries. In June 2008, the Paris Court of Commerce ruled that eBay, Inc. and eBay International AG were liable to Louis Vuitton Malletier and Christian Dior Couture for failing to prevent the sale of counterfeit items on its web sites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We cannot assure you that MercadoLibre and MercadoPago will not be subject to similar suits, which could result in substantial awards and costly injunctions against us.

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

In addition, new bills of laws have been introduced in the U.S. Congress proposing certain regulation to Internet companies with respect to intellectual property issues, like the Stop Online Piracy Act (“ SOPA”) and the Protect Intellectual Property Act (“PIPA”), that would give intellectual property rights owners and the government broad powers to file lawsuits against websites accused of facilitating copyright infringement, and such lawsuits could result in, among other consequences, payment providers from doing business with allegedly infringing sites, as well as search engines being precluded from linking to, and Internet service providers being required to block access to, such sites. If these or similar laws were finally enacted, it could have a negative impact in our business.

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

Our success, and in particular our ability to facilitate trades or payments successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating the MercadoLibre Marketplace and MercadoPago services is currently located at the facilities of the Savvis Datacenter in Sterling, Virginia, with a redundant database backup in Atlanta, Georgia. These systems and operations are vulnerable to damage or interruption from earthquakes, tornadoes, floods, fires, power loss, computer viruses, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, and similar events. If our system suffers a major failure, it would take as much as several days to get the service running again because our Atlanta database is only a backup with very limited hardware. We also have no formal disaster recovery plan or alternative providers of hosting services and do not carry business interruption insurance to compensate us for losses that may occur. Despite any precautions we have taken and plan to take, if there is a natural disaster or major failure, a decision by our providers to close one of the facilities we use without adequate notice, or other unanticipated problem at the Virginia or Atlanta facilities, the services we provide could suffer interruptions. We currently have no plans to upgrade the Atlanta facility capabilities. Additionally, in the occurrence of such pronounced, frequent or persistent system failures, our reputation and name brand could be materially adversely affected.

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

As stated above, our users are targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses to our users’ computers. Those emails appear to be legitimate emails sent by MercadoLibre or MercadoPago or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or misstates that certain payment was credited in MercadoPago and request that the recipient send the product sold or provide a password or other confidential information. Despite our efforts to mitigate “spoof” and “phishing” emails, those activities could damage our reputation and diminish the value of our brands or discourage use of our websites and increase our costs.

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

Currently our revenues depend substantially on up-front, final value fees and fees related to our payment solution we charge to sellers and such revenues may decrease if market conditions force us to lower such fees or if we fail to diversify our sources of revenue.

Our revenues currently depend primarily on up-front fees, final value fees and fees related to our payment solution that we charge to our sellers for listing and upon selling their items and services. Our platform depends upon providing access to a large market at a lower cost than other comparable alternatives. If market conditions force us to substantially lower our listing or final value fees or fees related to our payment solution or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be materially and adversely affected.

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

Several companies that operate e-commerce web sites, such as eBay and Amazon, have been successful and profitable in the past. However, we operate in a business environment that is different from eBay’s and other e-commerce companies operating outside of Latin America. These differences include the smaller size of the national markets, lower Internet adoption rates, lower confidence in remote payment mechanisms, less reliable postal and parcel services, and less predictable political, economic regulatory and legal environments. Therefore, you should not interpret the success of any of these companies as indicative of our financial prospects.

We could be subject to liability and forced to change our MercadoPago business practices if we were found to be subject to or in violation of any laws or regulations governing banking, money transmission, tax regulation, anti-money laudering regulations or electronic funds transfers in any country where we operate.

A number of jurisdictions where we operate have enacted legislation regulating money transmitters. We believe we do not require a license under the existing statutes of Argentina, Brazil, Mexico, Chile, Colombia and Venezuela to operate MercadoPago with its current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations or any tax or anti-money laundering regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a financial entity. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

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

MercadoPago is a relatively new service that faces competition from other payment method and competitors may adversely affect the success of MercadoPago.

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

We are currently in the process of rolling out our direct payments product in some countries in order to provide a better experience to our users. For the same reason we are also charging a single final value fee for the right to use MercadoLibre and MercadoPago in those transactions. This change may result in our experiencing a lower combined take rate. We consider MercadoPago’s direct payment’s product to be in early release and have identified several opportunities to improve upon the product. In addition, the transition to the new system may not be a smooth one. The occurrence of any of these events could adversely affect our business.

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

We could lose the right to accept credit cards or pay fines if MasterCard and/or Visa determine that users are using MercadoPago to engage in illegal or “high risk” activities or if users generate a large amount of chargebacks. Accordingly, we are working to prevent “high risk” merchants from using MercadoPago.Additionally, we may be unable to access financing in the credit and capital markets at reasonable rates to fund our MercadoPago and for that reason our profitability and total payments volume could decrease.

Our operating results may be impacted by an economic crisis.

General adverse economic conditions, including the possibility of a severe recession and a worldwide economic slowdown, would adversely impact our operating results and business. If the current weakness in the global economy persists or or worsens, or the present global economic uncertainties persist for an extended period of time, many of our users, may delay or reduce their purchases of goods on the MercadoLibre Marketplace, which would reduce our revenues and have a material adverse impact on our business. Furthermore, future changes in trends could result in a material impact to future consolidated statements of income and cash flows.

The failure of the financial institutions with which we conduct business may have a material adverse effect on our business, operating results, and financial condition.

The financial services industry experienced a period of unprecedented turmoil in 2008 and 2009, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. If the condition of the financial services industry again deteriorates or becomes weakened for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:

•

Disruptions to the capital markets or the banking system may materially adversily affect the value of investments or bank deposits we currently consider safe or liquid. We may be unable to find suitable alternative investments that are safe, liquid, and provide a reasonable return. This could result in lower interest income or longer investment horizons.

•

We may be required to increase the installment and financing fees we charge to customers for purchases made in installments or cease offering installment purchases altogether, each of which may result in a lower volume of transactions completed.

•

We may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Due to the nature of our MercadoPago business, we generate high account receivable balances that we typically sell to financial institutions, and accordingly, lack of access to credit, or bank liquidations could cause us to experience severe difficulties in paying our sellers.

•

The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under difficult market conditions.

A rise in interest rates may negatively affect our MercadoPago payment volume.

In each of Brazil, Argentina and Mexico, we offer users the ability to pay for goods purchased using MercadoPago in installments. In 2009, 2010 and 2011, installment payments represented 58.4%, 54.6% and 53.0% of MercadoPago’s total payment volume, respectively. To facilitate the offer of the installment payment feature, we pay interest to credit card processors and issuer banks in Mexico and Argentina and we pay interest to advance credit card coupons in Brazil. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.

MercadoPago pays significant transaction fees when senders fund payment transactions using credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 74.3%, 71.3% and 76.0% of MercadoPago’s payment volume using credit cards during 2009, 2010 and 2011, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us.

Changes in MercadoPago ticket mix could adversely affect MercadoPago’s results.

The transaction fees MercadoPago pays in connection with certain means of payment such as OXXO are fixed regardless of the ticket price, and certain costs incurred in connection with the processing of credit card transactions are also fixed. Currently, MercadoPago charges a fee calculated as a percentage of each transaction. If MercadoPago receives a larger percentage of low ticket transactions its margin may erode or we may need to raise prices by including a fixed fee per transaction which, in turn, may affect the volume of transactions.

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

As of December 31, 2011, we have recorded goodwill for approximately 17.4% of our consolidated assets. Under United States Generally Accepted Accounting Principles (“US GAAP”), we review our goodwill for impairment annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, resulting in an adverse impact on our results of operations.

We may not realize benefits from recent or future strategic acquisitions of businesses, technologies, services or products despite their costs in cash and dilution to our stockholders.

We intend to continue to acquire businesses, technologies, services or products, as we have done in the past with our acquisitions of iBazar, Lokau, DeRemate, CMG and AutoPlaza, which we believe are strategic if an appropriate opportunity presents itself. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.

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

We conduct significant operations in Venezuela, offering both our MercadoLibre Marketplace and MercadoPago online payments solution, and have 139 employees who work in the country. For the year ended December 31, 2011, our Venezuelan net revenues represented 11.6% of our consolidated net revenues. The political and economic conditions in Venezuela are very unstable, and we cannot predict the impact of any future political and economic events on our business. We cannot predict the economic and regulatory impact of President Chávez’s initiatives, or whether the Venezuelan government will extend nationalization to e-commerce or other businesses that could impact our business and results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our web site or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.

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

In 2009, we requested U.S. dollars at the official exchange rate for the first time for dividend distributions, through a process that included obtaining approval from the Venezuelan Commission of Foreign Exchange Administration (“CADIVI”). We cannot predict if we will obtain approval of the CADIVI to distribute dividends using the official Venezuelan exchange rate, and the future impact in our financial condition. Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affected the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, our Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated using the parallel exchange rate.

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

In addition, due to unstable political and economic conditions in Venezuela, the official and parallel exchange rates could continue to devalue significantly. Strong devaluations or changes in accounting rules could impact our results materially and we may have to recognize losses in the future.

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

Concerns regarding a downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. Further downgrades, or downgrades initiated by other rating agencies, could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

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

Governments in Latin America frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved, among other measures, price controls, currency devaluations, capital controls and limits on imports. Our business, financial condition, results of operations and prospects may be adversely affected by changes in government policies or regulations, including such factors as: exchange rates and exchange control policies; inflation rates; interest rates; tariff and inflation control policies; price control policies, import duties on information technology equipment; liquidity of domestic capital and lending markets; electricity rationing; tax policies, including royalty, tax increases and retroactive tax claims; and other political, diplomatic, social and economic developments in or affecting the countries where we operate. An eventual reduction of foreign investment in any of the countries where we operate may have a negative impact on such country’s economy, affecting interest rates and the ability of companies such as ourselves to access financial markets. In addition, our employees in Brazil and some of our employees in Argentina are currently represented by a labor union and employees in other Latin American countries may eventually become unionized. We may incur increased payroll costs and reduced flexibility under labor regulations if unionization in other countries were to occur, any of which may negatively impact our business.

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

The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 94.0% of our revenues for 2009, 93.5% for 2010 and 93.6% of our revenues for 2011, have experienced volatility in the past, particularly against the U.S. dollar. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account or are expected to account for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to very high inflation initially, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. During 2011 and in the first two month of 2012, Ministry of Economy and Argentine Central Bank implemented controls and transfer restrictions substantially limiting the ability of companies to buy dollars or make payments abroad. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. Currently, Venezuela has exchange control regulations in place that restrict our ability to convert local currency into U.S. dollars. In addition, in May 2010, the Venezuelan government imposed additional foreign exchange controls under a newly implemented regulatory system controlled by the Central Bank of Venezuela. Among other things, the new exchange rate system prohibits trading of foreign currencies through parallel market transactions, sets a standard exchange rate, imposes volume restrictions on a Venezuelan entity’s ability to purchase U.S. dollar-denominated securities and imposes strict criminal and economic sanctions on the use of methods other than those officially designated for the exchange of Venezuelan currency with other currencies. These new regulations will limit our Venezuelan subsidiaries’ access to U.S. dollars. In addition, if current volume restrictions on foreign exchange imposed by the government worsen significantly or new regulations are implemented which impact our ability to settle transactions at either the official rates or SITME rate, we could be required to deconsolidate our Venezuelan operations for accounting purposes, which would reduce our consolidated net revenues, consolidated income from operations and other income statement lines, except for net income and earnings per share.

Our reporting currency is the U.S. dollar but our revenues are paid in foreign currencies. Therefore, if the U.S. dollar strengthens relative to these foreign currencies (i.e. the foreign currencies devaluate against the U.S. dollar), the economic value of our revenues in U.S. dollar terms will decline.

We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina, Mexico and Venezuela, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2011, 55.5% of our revenues were denominated in Brazilian Reais, 19.0% in Argentine “Pesos”, 11.6% in Venezuelan “Bolivares Fuertes”, and 7.5% in Mexican “Pesos”. The foreign currency exchange rates for the full year 2011 relative to 2010 resulted in higher net revenues of approximately $7.1 million and an increase in aggregate cost of net revenues and operating expenses of approximately $5.1 million. The foreign currency exchange rates for the full year 2010 relative to 2009 resulted in lower net revenues of approximately $10.2 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $4.8 million. The foreign currency exchange rates for the full year 2009 relative to 2008 resulted in lower net revenues of approximately $22.5 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $15.5 million. The abovementioned foreign currency exchange rate effect includes the Venezuelan translation effect discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical accounting policies and estimates — Foreign Currency Translation”. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive, and in addition it is very difficult to perfectly predict or completely eliminate the effects of this exposure.

Inflation and certain government measures to curb inflation may have adverse effects on the economies of the countries where we operate, our business and our operations.

Most Latin American countries have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of Latin American countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty over the years in most Latin American countries. The Latin American countries where we operate may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In addition, if any of these countries experience high rates of inflation, particularly in Venezuela, which recently was determined to be highly inflationary, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A return to a high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business and results of operations.

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

We continue to be significantly influenced by a group of stockholders that control a significant percentage of our common stock and the value of our common stock could be negatively affected by any significant disposition of our shares by any of these stockholders.

Certain stockholders own a significant percentage of our common stock. As of December 31, 2011, eBay owned approximately 8.1 million shares of our common stock (which represents 18.4% of our outstanding common stock as of December 31, 2011). Certain members and certain entities affiliated with members of our management also hold a significant percentage of our common stock. These stockholders retain the power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders. The interests of these stockholders may conflict with, or differ from, the interests of other holders of our common stock. For example, these stockholders could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock, sell revenue-generating assets or inhibit change of control transactions that benefit other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a substantial number of shares of our common stock, they will significantly influence all our corporate decisions and together with other stockholders may be able to effect or inhibit changes in control of our company.

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

Certain stockholders or entities controlled by them or their permitted transferees beneficially own shares of our common stock that have not been registered for resale with the SEC. The holders of these restricted shares may sell their shares in the public market from time to time without registering them, subject in the case of our affiliates, to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the SEC. Holders of restricted stock will also have the right to cause us to register the resale of shares of common stock beneficially owned by them.

In the future, we may issue securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.

Our stockholders may not receive dividends or dividends may not grow over time.

During 2011, the Company paid quarterly dividends on shares of our common stock throughout the year. Despite the Company announced its intention to pay regular quarterly dividends on shares of our common stock in the future, we have not established a minimum dividend payment level and our ability to pay dividends in the future may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our board of directors and will depend on our earnings, our financial condition and other factors as our board of directors may deem relevant from time to time. Our board is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends, if any, or to grow our dividends over time.

Requirements associated with being a public company require significant company resources and management attention.

In connection with our initial public offering, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the other rules and regulations of the SEC and the Nasdaq Global Market. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. If we have a material weakness or significant deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. As a result, our stockholders could lose confidence in our financial reporting, which could harm the trading price of our stock. In addition, in connection with our initial public offering in August 2007, we became subject to the rules of the Nasdaq Global Market. Our compliance with these rules and regulations has increased our legal and financial compliance costs and make some activities more time-consuming and costly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal administrative, marketing and product development facilities are located in our offices in Bogotá, Colombia; Buenos Aires, Argentina; Santana do Parnaíba, Brazil; Caracas, Venezuela; Mexico City, Mexico; Zona America, Uruguay and Palo Alto, California (USA). In 2012 we will open new offices in Aguada Park, Uruguay. Currently, all of our offices are occupied under lease agreements, except for our Argentine and Venezuelan offices. The leases for our facilities provide for renewal options, except for the lease of our offices in California (USA). After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth. The following table shows the location of our offices and centers, and the expiration date of the leases under which they operate.

	September 30,	September 30,	September 30,		September 30,
City and Country	Facility	Address	Approximate Square Meters		Lease Expiration Date

Bogotá, Colombia	TuCarro Colombia operation	Transversal 23 Nº 97-73, Piso 4°, Oficina 405, Bogotá D.C., Colombia	622		January 2014

Bogotá, Colombia	Colombia operation	Transversal 23 Nº 97-73 Oficina 405, piso 4°, Bogotá D.C., Colombia	622	[1]	January 2014

Buenos Aires, Argentina	Corporate headquarters, Argentina operation & Customer service center	Arias 3751 pisos 5°, 6°, 7°, 8°, 9°, Buenos Aires, 1430—Argentina	5,340	[1]	N/A

Buenos Aires, Argentina	Customer service center	Av. Costanera Rafael Obligado y Geronimo Salguero, Buenos Aires, Argentina	1,842	[1]	January 2012

Caracas, Venezuela	Venezuela operation	Planta 6 (nivel 8) Edificio Torre La Castellana, Avenida Eugenio Mendoza y José Ángel Lamas, Urbanización La Castellana, Municipio Chacao del Estado Bolivariano de Miranda	992		N/A

Lithia Springs, Georgia, U.S.A.	SAVVIS Data Center	375 Riverside Parkway Lithia Springs, Georgia 30122,	3.0		November 2012

Mexico City, Mexico	Mexico operation	Félix Cuevas No. 6 Int. 501 Col. Tlacoquemecatl del Valle, Delegación Benito Juarez, CP 03200 Mexico DF., Mexico	562	[1]	May 2016

Sterling, Virginia, U.S.A.	SAVVIS Data Center	45901 Nokes Blvd. Sterling, Virginia 20166	179		November 2012

San Luis, Argentina	Technology Development center	Av. Universitaria s/n, Ciudad de la Punta, San Luis, Argentina	207	[2]	No End Date

Santana do Parnaíba, Brazil	Brazilian Subsidiary main office — Customer service center	Avenida Marte, 489 — Andar Térreo, 1°, 2° andar — Partes A e B Cep 06541-005 — Santana de Parnaíba, São Paulo, Brazil	4,090	[1]	July 2014

Zona America, Uruguay	Uruguay Staff	Ruta 8, km 17.5 Edificio 200, local 208-07 Zona America, Uruguay	37	[2]	December 2012

Sterling, Virginia, U.S.A.	SAVVIS Data Center	21110 Ridgetop Circle Sterling, Virginia	53		November 2012

Aguada Park, Uruguay	Uruguay operation. Customer service center	Edificio 1, Zona Franca, Piso 20, Oficina 2001, Aguada Park, Montevideo, Uruguay	836		2022

Palo Alto, California, U.S.A.	Research and development center	364 University Ave., 2nd floor, Palo Alto, California, U.S.A.	59		July 2012

Mexico City, Mexico	Autoplaza operation	Juan Salvador Agraz N°50 piso 3 Col. Santa Fe, Deleg. Cuajimalpa de Morelos, CP 05300 México D.F.	200	[1]	September 2012

1	This surface includes the area of the office leased and parking spaces.
2	This surface corresponds to the area of the office leased. It does not include any parking spaces.

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

As of December 31, 2011, our total reserves for proceeding-related contingencies were approximately $1.8 million to cover legal actions against the Company where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

As of December 31, 2011, there were 398 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of December 31, 2011, there were more than 1,983 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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

Litigation

On November 5, 2003, Editora COC Empreendimentos Culturais Ltda., or Editora COC, sued the Company’s Brazilian subsidiary in the 3rd Civil Court of the County of Bauru, State of São Paulo, Brazil. Editora COC alleged that the Brazilian subsidiary and an identified user were both infringing Editora COC’s trademarks as a result of the user’s selling allegedly pirated copies of Editora’s COC CD-ROMs through the Brazilian page of the website, based on Brazilian Industrial Property Law (Law 9,279/96) and the Brazilian Copyright Law (Law 9,610/98). Editora COC sought an order for the search and seizure of products held by the user and enjoining the sale of Editora COC-branded products on MercadoLibre’s platform. An injunction was granted to prohibit the offer of Editora COC’s products on the Company’s platform. On September 8, 2005, the court ruled against the Company and held that it had to pay $3,000 and its co-defendant had to pay $900 in moral damages, plus an amount of material damages to be defined at judgment execution, plus attorneys’ fees in the amount of 10% of the total damages paid by each defendant. On January 13, 2006 the Company appealed the ruling to the relevant court of appeals. On November, 18, 2010, the appeal was denied by the court of appeals. On December 3, 2010, the Company filed an appeal with the Superior Court of Appeals, which was also denied. The enforcement of decision is still pending due to certain documents to be presented by Plaintiff.

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending. In the opinion of the Company’s legal counsel, as of December 31, 2011, the amount of $213,242 was not reserved since it was considered reasonably possible but not probable.

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

On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued the Company’s Brazilian subsidiary in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on the Company’s platform, and as such the Brazilian subsidiary is infringing her intellectual and property rights. Xuxa seeks an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers of copies of this CD and movie was granted to Xuxa. The Company presented its defense and appealed the injunction, which appeal is still pending. The lower court’s ruling is still pending.

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

On August 23, 2007, Serasa S.A., or Serasa, sued the Company’s Brazilian subsidiary in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that the Brazilian subsidiary should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering the Brazilian subsidiary (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) to prohibit on the website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, the Brazilian subsidiary presented the information requested. The Company appealed the preliminary injunction to the State Court of São Paulo and presented the defense on January 7, 2008. Serasa replied to MercadoLibre’s appeal on January 30, 2008. On March 26, 2008, the Company was summoned with a petition presented by Serasa alleging non-compliance with the injunction. The Company presented its response on March 31, 2008, arguing that it is in full compliance with the injunction. On August 26, 2008 the State Court of São Paulo lifted the prohibition to allow in the Brazilian website any content related to Serasa as established in the injunction but it was not appealed by the plaintiff. On June 5, 2009 the judge declared that the Brazilian subsidiary shall not be held liable for the content posted by its users. Nonetheless, the sentence ordered the Brazilian subsidiary to remove certain contents related to the plaintiff. Serasa filed a motion for clarification of that decision, which was rejected by the Judge. In July 2009, Serasa presented an appeal to the higher court. In August 2009 the Brazilian subsidiary presented the response to the appeal. The lower court’s ruling is still pending.

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

On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, or Iglesia Mesianica, filed suit against the Company’s Argentine subsidiary, MercadoLibre S.A., in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. Iglesia Mesianica alleged in the complaint that the Argentine subsidiary should be held liable as a result of users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of the Company’s website. Iglesia Mesianica seeks monetary damages in the amount of approximately $95,000. The Company presented its defense in May 2008 and also filed a preliminary objection arguing the lack of jurisdiction of the Civil Court and requested that the case should be heard by a Federal Court instead. Iglesia Mesianica responded to the preliminary objection and the court rejected it in September 2010. On November 30, 2011 the court decided to begin with the evidence stage, and ordered the production of the parties’ evidence. As of the date of this report, according to the opinion of external legal counsel of the Company the risk of loss of this case is remote.

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

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million or $5.2 million, according to the exchange rate at December 31, 2011, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority have asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $2.8 million, according to the exchange rate at December 31, 2011. On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

State of São Paulo Customer Service Level Claim

On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support. On November 17, 2010, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 08, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented a recourse to the lower court; and although, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would start running as of July11, 2011. On April 20, 2011, the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May 4, 2011. On November 29, 2011, the state prosecutor signed an agreement with the Brazilian subsidiary and presented a motion for dismissal of the case. On January 16, 2012, Instituto Barão de Mauá de Defesa de Vítimas e Consumidores contra Entes Poluidores e Maus Fornecedoreas, a consumer protection entity which had joined the case as a co-plaintiff, presented a petition manifesting its partial disagreement with the commitments assumed by the Company. A judge’s decision is pending. In the opinion of the Company’s management and its legal counsel the risk associated with this claim is considered remote.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2011, the closing price of our common stock was $79.54 per share. As of February 17, 2012, we had approximately 22 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for our common stock on the Nasdaq Global Market and the cash distributions declared per share:

	September 30,	September 30,
	Closing stock Price
	High	Low
2010:
1st quarter	$51.88	$36.37
2nd quarter	$60.75	$44.79
3rd quarter	$75.14	$52.13
4th quarter	$72.48	$58.00
2011:
1st quarter	$81.63	$64.97
2nd quarter	$92.20	$74.33
3rd quarter	$85.06	$53.75
4th quarter	$94.62	$49.53

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2011.

Dividend Policy

In each of February, May, August and October of 2011, our board of directors declared quarterly cash dividends of $3.5 million or $0.08 per share on our outstanding shares of common stock. The dividends were payable on April 15, July 15, October 15, 2011 and January 17, 2012 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 30, 2011. In February 2012, our board of directors declared a quarterly cash dividend of $4.8 million on our outstanding shares of common stock. The dividend is payable on April 16, 2012 to stockholders of record as of the close of business on March 30, 2012. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our board of directors, including the applicable requirements of the Delaware General Corporation Law.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2011 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on August 10, 2007 (the first day of trading of our common stock on the Nasdaq Stock Exchange) through December 31, 2011 for (i) our common stock (ii) The Nasdaq Composite Index (iii) The S&P 500 Index and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31,
(in millions)	2007	2008 (3)	2009	2010	2011
Statement of income data:

Net revenues	$85.1	$137.0	$172.8	$216.7	$298.9
Cost of net revenues	(18.3)	(27.5)	(36.0)	(46.5)	(72.1)

Gross profit	66.9	109.5	136.9	170.2	226.9

Operating expenses:
Product and technology development	(4.4)	(7.3)	(12.1)	(15.9)	(23.3)
Sales and marketing	(27.6)	(40.0)	(42.9)	(48.9)	(65.0)
General and administrative	(13.2)	(22.8)	(25.8)	(30.8)	(38.8)
Compensation cost related to acquisitions	—	(1.9)	—	—	—

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31,
(in millions)	2007	2008 (3)	2009	2010	2011
Total operating expenses	(45.2)	(72.0)	(80.9)	(95.6)	(127.1)

Income from operations	21.7	37.5	56.0	74.6	99.8

Other income (expenses):
Interest income and other financial gains	1.6	1.8	2.7	4.9	9.9
Interest expense and other financial charges	(2.7)	(8.4)	(13.4)	(7.6)	(3.6)
Foreign currency (loss) gains	(3.1)	(1.5)	(2.7)	(0.1)	2.4
Other income (expenses), net	(3.0)	0.1	—	—	0.1

Net income before income and asset tax and cumulative effect of change in accounting principle	14.4	29.4	42.7	71.9	108.5
Income and asset tax expense	(4.7)	(10.6)	(9.5)	(15.8)	(31.7)

Net income before cumulative effect of change in accounting principle and gain from discontinued operations	9.7	18.8	33.2	56.0	76.8

Net income	9.7	18.8	33.2	56.0	76.8
Accretion of preferred stock	(0.3)	—	—	—	—

Less: Net Income attributable to Noncontrolling	—	—	—	—	(0.0)

Net income available to common stockholders	$9.4	$18.8	$33.2	$56.0	$76.8

The table above may not total due to rounding.

September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
(in millions)	2007	2008 (3)	2009	2010	2011
Balance sheet data:
Total assets	$134.5	$156.7	$182.6	$269.7	$355.9
Long term debt	—	3.1	—	0.2	0.1
Total liabilities	42.8	63.3	68.4	98.0	132.8
Net assets	91.7	93.4	114.2	171.7	223.1
Redeemable Noncontrolling Interest	—	—	—	—	4.0
Common stock	0.1	0.1	0.1	0.1	0.1
Stockholders’ equity	$91.7	$93.4	114.2	171.7	219.2

	September 30,		September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2007		2008	2009	2010	2011
Earnings per share data:
Basic net income available to common stockholders per common share	$0.22		$0.43	$0.75	$1.27	$1.73
Diluted net income per common share	$0.22		$0.42	$0.75	$1.27	$1.73
Weighted average shares (2):
Basic	25,149,405	(1)	44,239,443	44,086,892	44,124,018	44,138,397
Diluted	25,478,336		44,348,950	44,144,368	44,146,858	44,151,437

(1)	Includes the effect of the issuance of 3,000,000 shares of our common stock in connection with our initial public offering in August 2007.
(2)	Shares outstanding at December 31, 2011 were 44,142,020.
(3)	Includes the acquisition of DeRemate.com.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31,
(in millions)	2007	2008	2009	2010	2011
Other data:

Number of confirmed registered users at end of period (1)	24.9	33.7	42.6	52.9	65.8
Number of confirmed new registered users during period (2)	6.7	8.8	8.9	10.3	12.9
Gross merchandise volume (3)	$1,511.5	$2,078.9	$2,750.7	$3,405.9	$4,820.1
Number of successful items sold (4)	17.5	21.1	29.5	39.2	52.8
Total payment volume (5)	$158.0	$255.9	$382.5	$697.5	$1,311.9
Total payment transactions (6)	1.3	1.9	3.1	6.7	14.3
Capital expenditures	$3.1	$5.0	$4.8	$13.6	$24.7
Depreciation and amortization	$2.3	$3.3	$3.9	$4.9	$7.3

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the years ended December 31, 2009, 2010, and 2011;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

As a further enhancement to the MercadoLibre Marketplace, in 2009, we launched our MercadoClics program to allow businesses to promote their products and services on the Internet. Through MercadoClics users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform through which it will acquire traffic. Advertisers purchase, on a cost per clicks basis, advertising space that appear around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and off our platform based on the advertisers destination of choice.

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

In May 2000, we obtained significant financing and reached gross merchandise volume of $14.3 million. In 2001, we launched a new version of our site and brand and launched our operations in Ecuador. Our gross merchandise volume for the year ended December 31, 2001 grew to $21.3 million. Our gross merchandise volume reached $55.4 million for 2002, $164.3 million for 2003 and $299.3 million for 2004. In November of 2005, we acquired certain operations of DeRemate.com, Inc. and our gross merchandise volume reached $607.7 million. During 2006, we launched sites in Costa Rica, the Dominican Republic and Panama, and our gross merchandise volume reached $1,075.1 million. Our gross merchandise volume was $1,511.5 million for 2007.

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

In September 2011, the Company acquired 60% of outstanding membership interest of Autopark LLC, a limited liability company organized under the laws of Delaware with 100% ownership of AP Clasificados, an online classified advertisements platform in Mexico primarily dedicated to the sale of automobiles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx. The aggregate purchase price paid in cash was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business.

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

During 2011, our gross merchandise volume reached $4,820.1 million and visitors to our web site were able to browse an average of over 10.9 million listings on any given day, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2011, we had 65.8 million confirmed registered MercadoLibre users. For 2011, we had 5.0 million unique sellers, 14.1 million unique buyers and 52.8 million successful items sold.

For 2011, our net revenues were $298.9 million. Of the $298.9 million in revenues, approximately 55.5% was attributable to our Brazilian business, 19.0% to our Argentine business, 11.6% to our Venezuelan business, 7.5% to our Mexican business, and 6.4% to other countries. Although we discuss long-term trends in our business, it is our policy to not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock or permit competitors with short term tactics to grow stronger than us.

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

Since the third quarter of 2010, we have offered payment processing through our MercadoPago solution at no added cost in Brazil and Argentina. On April 15, 2011 and November 10, 2011, we launched a new and improved version of our MercadoPago payments platform that may be used for all our marketplace transactions in Mexico and Venezuela, respectively. We also made offering MercadoPago obligatory in our Mexican marketplace listings (with the exception of free listings). This change in pricing results, with respect to marketplace transactions, in our no longer charging our users a specific fee for processing on-platform payments as we did in the past. We do continue, however, to generate payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions charged to sellers for the use of the MercadoPago platform with respect to transactions that occur outside of our marketplace platform;

•	revenues from a financial charge when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur on or off of our marketplace platform.

Prior to the third quarter of 2009, we used to generate revenues from the MercadoLibre Marketplace transactions from:

•	listing fees;

•	optional feature fees;

•	final value fees; and

•	online advertising fees.

During the third quarter of 2009, we modified our pricing structure by replacing our previous listing fees and optional feature fees with consolidated up-front fees which bundle these features, as discussed above.

The following table sets forth the percentage of consolidated net revenues by country for each of 2009, 2010 and 2011:

	September 30,	September 30,	September 30,
	Year ended December 31,
(% of total consolidated net revenues)	2009(*)	2010	2011
Brazil	53.9%	56.7%	55.5%
Argentina	15.5	18.4	19.0
Venezuela	15.8	9.6	11.6
Mexico	8.9	8.8	7.5
Other countries	6.0	6.5	6.4

(*)	The column above may not total due to rounding.

The following table summarizes the changes in net revenues for the years ended December 31, 2009, 2010 and 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended		Change from 2010 to 2011		Year Ended		Change from 2009
	December 31,		(*)		December 31,		to 2010 (*)
	2011	2010	in Dollars	in %	2010	2009	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$165.9	$122.8	$43.1	35.1%	$122.8	$93.1	$29.7	31.9%
Argentina	56.7	39.9	16.8	42.2	39.9	26.7	13.2	49.2
Venezuela	34.8	20.9	13.9	66.8	20.9	27.3	(6.4)	(23.6)
Mexico	22.3	19.0	3.3	17.5	19.0	15.3	3.6	23.7
Other Countries	19.2	14.2	5.0	35.6	14.2	10.4	3.8	36.5

Total Net Revenues	$298.9	$216.7	$82.2	37.9%	$216.7	$172.8	$43.9	25.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 5.0% of our net revenues in our MercadoLibre Marketplace or our MercadoPago payment solution. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the local currency, except for Venezuela whose functional currency is the US dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into US dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 6.2%, 6.9% and 7.2% of net revenues for 2009, 2010 and 2011, respectively.

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

The following table summarizes the composition of our income/asset taxes for the years ended December 31, 2009, 2010 and 2011.

	September 30,	September 30,	September 30,
	Year ended December 31,
(in millions)	2009	2010	2011

Current:
Federal	$—	$—	$—
Foreign	11.5	22.2	29.8

	11.5	22.2	29.8
Deferred:
Federal	—	0.4	2.1
Foreign	(2.5)	(6.8)	(0.3)

	(2.5)	(6.4)	1.8

	9.0	15.8	31.6

Asset Tax:
Federal	—	—	—
Foreign	0.5	0.0	0.0

	0.5	0.0	0.0

Income / asset tax expense	$9.5	$15.8	$31.7

Seasonality

The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011

Net Revenues	$61,459,668	$69,378,160	$81,628,144	$86,465,653
Gross profit	47,127,964	52,439,042	61,567,671	65,741,114
Net Income	14,057,634	14,820,826	26,296,449	21,621,431
Net Income per share-basic	0.32	0.34	0.60	0.47
Net Income per share-diluted	0.32	0.34	0.60	0.47
Weighted average shares
Basic	44,131,383	44,138,105	44,141,925	44,142,020
Diluted	44,147,667	44,152,296	44,151,218	44,152,658

2010

Net Revenues	$45,937,774	$52,510,331	$55,951,378	$62,316,230
Gross profit	36,044,723	41,098,770	44,500,459	48,521,916
Net Income	9,620,601	11,673,962	18,790,963	15,939,493
Net Income per share-basic	0.22	0.26	0.43	0.36
Net Income per share-diluted	0.22	0.26	0.43	0.36
Weighted average shares
Basic	44,113,595	44,121,087	44,129,762	44,131,376
Diluted	44,149,700	44,145,255	44,151,367	44,151,762

2009

Net Revenues	$32,322,501	$40,901,799	$50,599,276	$49,020,045
Gross profit	25,688,515	32,306,322	40,208,605	38,682,129
Net Income	5,391,176	6,679,779	9,852,268	11,285,570
Net Income per share-basic	0.12	0.15	0.22	0.26
Net Income per share-diluted	0.12	0.15	0.22	0.26
Weighted average shares
Basic	44,069,134	44,074,462	44,088,936	44,108,207
Diluted	44,130,866	44,127,208	44,138,031	44,143,281

Seasonal fluctuations in Internet usage and retail seasonality have affected, and are likely to continue to affect, our business. Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season. However, the result of our operations in the fourth quarter of 2009 were impacted by the change in Venezuelan translation rate as described in Foreign currency translation below, for that reason, our 2009 fourth quarter revenues were lower when measured in U.S. dollars than the third quarter revenues. Our slowest period is typically the first quarter of the year. The months of January, February and March normally correspond to summer vacation time in Argentina, Brazil, Chile,

Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela for which the slowest months are their summer months of July, August and September.

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

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to US dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gain /(loss)”.

Until September 30, 2009, our Venezuelan subsidiaries assets, liabilities, income and expenses were translated at the official Venezuelan exchange rate of 2.15 “Bolivares Fuertes” per US dollar.

In the fourth quarter of 2009, we began to use the parallel exchange rate (as described below) rather than the official exchange rate to translate our Venezuelan financial statements. The following facts and circumstances have been considered in our analysis of the applicable exchange rate:

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

Until May 13, 2010, the only way by which US dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in US dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through CADIVI. Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities have used the “parallel” market to exchange currency because, as previously mentioned, CADIVI has typically failed to approve in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy US dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.

However, on May 14, 2010, the Venezuelan government enacted reforms to its exchange regulations and closed down such parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Venezuelan Central Bank (BCV) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

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

During 2010 and previous years we were able to obtain U.S. dollars using alternative mechanisms other than the CADIVI. These dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. As a result, during 2010, lack of CADIVI approval did not restrict our ability to distribute the full amount of our retained earnings as dividends related to fiscal years 2008 ($0.8 million), and 2009 ($1.8 million). In addition, during 2011, our Venezuelan subsidiaries distributed dividends of a $4.2 million, related to earnings for fiscal year 2010, using existing cash balances held in the U.S. bank accounts of our Venezuelan subsidiaries.

The following table sets forth net revenues, assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009

Venezuelan operations
Net Revenues	$34,828,878	$20,885,541	$27,331,095

Assets	31,074,871	21,928,340	15,471,344
Liabilities	(10,414,881)	(8,212,581)	(6,557,337)

Net Assets	$20,659,990	$13,715,759	$8,914,007

Net assets of our Venezuelan subsidiary amount to approximately 9.3% of our consolidated net assets, and cash and investments of our Venezuelan subsidiary held in local currency in Venezuela amount to approximately 7.6% of our consolidated cash and investments.

On June 2, 2011, our Venezuelan subsidiary acquired an office property containing 992 square meters in a building located in Caracas, Venezuela for approximately $6.6 million. The Company funded the purchase price through working capital.

Although the current mechanisms available to obtain U.S. dollars for dividend distributions to our Venezuelan subsidiaries to those subsidiaries of our company that are located outside Venezuela imply increased restrictions, we do not expect that the current restrictions on purchasing U.S. dollars will have a significant adverse effect on our business plans or with regard to our investment in Venezuela.

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

Goodwill and certain indefinite life trademarks are reviewed at the end of the year for impairment or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The Company adopted the new guidance to test goodwill and, as a consequence, performs a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the fair-value based test is applied. For the year ended December 31, 2011, based on the qualitative assessment, the Company determines that the fair value of all the reporting units is greater than the carrying amount.

For the year ended December 31, 2010, the fair values of the reporting units were estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The average discount rate used for 2010 was 18.9%. That rate reflected the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis includes a business to e-commerce rate, which represents the growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in the Company’s market share.

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

Allowance for doubtful accounts and chargebacks

We are exposed to losses due to uncollectible accounts and credits to sellers. Allowances for these items represent our estimate of future losses based on our historical experience. The allowance for doubtful accounts and chargebacks is recorded as a charge to sales and marketing expenses. Historically, our actual losses have been consistent with our charges. However, future adverse changes to our historical experience for doubtful accounts and chargebacks could have a material impact on our future consolidated statements of income and cash flows.

Our allowance for doubtful accounts and chargebacks amounted to $3.8 million at December 31, 2009, $11.7 million at December 31, 2010 and $16.0 million at December 31, 2011. We write off accounts receivable with an aging of 181 days or more. The increase in the 2010 and 2011 allowance for doubtful accounts mainly relates to an increase in our net revenues. In addition, during 2010, we changed our billing cycle period, so that customers received a bill from us one time per month. Prior to 2010, customers received bills from us multiple times per month.

The following table illustrates our bad debt charges as a percentage of net revenues for 2009, 2010 and 2011:

	September 30,	September 30,	September 30,
	Year Ended December 31,
(in millions, except percentages)	2009	2010	2011

Net revenues	$172.8	$216.7	$298.9
Bad debt charges	10.0	14.9	18.9
Bad debt charges as a percentage of net revenues	5.8%	6.9%	6.3%

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2011, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Year Ended December 31,
Deferred tax assets	2011	in % (*)	2010	in % (*)
	(in millions, except percentages)		(in millions, except percentages)

2005 DeRemate.com acquisition	2.9	15.7%	5.9	28.6%
Brazilian operations	4.8	25.7%	5.3	25.6%
Foreign tax credits & others domestic deferred tax assets	3.3	17.6%	2.8	13.3%
Operations in others countries	1.3	7.1%	1.2	6.0%
2008 DeRemate.com acquisition	0.4	2.3%	0.6	2.9%
Mexican operations	1.0	5.5%	1.2	5.7%
Venezuelan operations	1.4	7.5%	1.1	5.4%
Argentine operations	3.4	18.6%	2.6	12.6%

Total	18.5	100%	20.7	100%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.

The table above may not total due to rounding.

At December 31, 2011, our deferred tax assets are comprised mainly of loss carryforwards and foreign tax credits representing 23.6% and 16.0%, respectively of the total deferred tax assets. At December 31, 2010, our deferred tax assets are comprised mainly of loss carryforwards and foreign tax credits representing 44.5% and 11.8%, respectively of the total deferred tax assets.

The following table summarizes the composition of our loss carryforwards for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Year Ended December 31,
Loss carryforwards	2011	in % (*)	2010	in % (*)
	(in millions, except percentages)		(in millions, except percentages)

2005 DeRemate.com acquisition	0.0	0.5%	3.9	42.7%
Brazilian operations	2.6	59.4%	3.0	32.7%
2008 DeRemate.com acquisition	0.4	8.5%	0.5	5.8%
Mexican operations	0.8	18.4%	0.9	10.3%
Domestic loss carry forwards	0.1	1.4%	0.1	1.1%
Chilean operations	0.5	10.7%	0.7	7.1%
Operations in others countries	0.0	1.1%	0.1	0.4%

Total	4.4	100%	9.2	100%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.

The table above may not total due to rounding.

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.

At December 31, 2011 and 2010, our valuation allowance amounted to $2.9 million and $4.8 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Year Ended December 31,
Valuation Allowance	2011	in % (*)	2010	in % (*)
	(in millions, except percentages)		(in millions, except percentages)

2005 DeRemate.com acquisition	0.1	3.0%	0.1	1.8%
Brazilian operations	0.0	0.0%	2.1	42.6%
2008 DeRemate.com acquisition	0.4	15.0%	0.6	12.4%
Operations in others countries	2.4	82.0%	2.1	43.2%
United States	0.0	0.0%	0.0	0.0%

Total	2.9	100%	4.8	100%

(*)	Percentages have been calculated using the whole figures, instead on rounding figures.

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

During the year ended December 31, 2011, the Company has reversed $2.0 million related to certain valuation allowance in one of our Brazilian subsidiaries, acquired in 2001, as a consequence of a business reorganization in that country, The reversal of the tax valuation allowance was based on the assessment that it is more likely than not that the deferred tax asset will be realized.

During the year ended December 31, 2010, the Company has reversed $4.6 million related to certain Brazilian valuation allowances as a consequence of a business reorganization in that country, The reversal of the tax valuation allowance was based on the assessment that it is more likely than not that the deferred tax asset will be realized.

As of December 31, 2011, there are $64.3 million of non-U.S. subsidiaries’ undistributed earnings. In determining the amount of non-U.S. subsidiaries’ undistributed earnings, we have not considered some certain of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2011 for U.S. federal income tax purposes because our strategy is to reinvest our undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. federal income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table sets forth the blended tax rates for 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Year ended December 31,
(in millions, except percentages)	2011	2010	2009

Income and asset tax expense	$(31.7)	$(15.8)	$(9.5)

As a percentage of income before income and asset tax	(29.2)%	(22.0)%	(22.3)%

Our effective income tax rates for the years ended December 31, 2011, 2010 and 2009, are 27.5%, 30.8% and 26,9%, respectively. Historically, these provisions have adequately provided for our actual income tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles.

Stock-based compensation

During 2008 and 2009, we granted our outside directors restricted shares of our common stock (“Restricted Shares”) as part of their compensation, as described in the following table:

September 30,
Number of
Restricted
Grant date	Shares
January 24, 2008	600
June 9, 2008	1,348
June 10, 2009	2,305
June 10, 2009	8,350

During the years ended December 31, 2011 and 2010, we did not grant any restricted share of our common stock.

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

In accordance with SFAS 123(R) these Restricted Share awards are measured at the grant-date fair value of our shares as if these shares were vested and issued on the grant date. For the year ended December 31, 2009, we recognized $27,944 of compensation expense related to these awards, which were included in operating expenses in the accompanying consolidated statements of income. No expense was recorded in the years ended December 31, 2011 and 2010 related to these awards. As of December 31, 2011, the Restricted Shares are fully vested and no longer subject to forfeiture.

The additional grants of shares for fixed amounts of $30,000 and $40,000 were classified as liabilities in the accompanying consolidated balance sheet up to June 10, 2009, the issuance date. On June 10, 2009, the Company issued 2,305 and 8,350 shares related to the abovementioned additional Restricted Shares for the first and second year of board service following the date each outside director received their initial grant, respectively. The 8,350 shares related to the second year vested on June 10, 2010. Non-vested shares awarded to employees are measured at their fair market value by the grant-date price of our shares. As from the issuance date, the outstanding liabilities amounting to $171,099 as well as all future compensation cost is classified as equity. For the years ended December 31, 2011, 2010 and 2009, we recognized $nil, $37,696, and $85,689, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

To date, all Restricted Shares have been granted pursuant to our Amended and Restated 1999 Stock Option and Restricted Stock Plan.

In addition, on August 8, 2008, our Board of Directors approved a four year employee retention program (the “2008 LTRP”) payable 50% in cash and 50% in shares, subject to certain performance conditions which were satisfied. Subject to an employee’s continued employment as of the applicable payment date, the vesting schedule for awards under the 2008 LTRP is as follows:

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

The total compensation cost of the 2008 LTRP amounts to approximately $1.6 million, including cash and shares. The 21,591 shares to be issued in the four years of the plan were valued at the grant-date fair market value of $36.80 per share. For the year ended December 31, 2011, the related accrued compensation expense was $0.2 million, $0.1 million of which corresponds to the share portion of the award credited to Additional Paid-in Capital and $0.1 million of which corresponds to the cash portion included in the Balance Sheet as Social security payable. For the year ended December 31, 2010, the related accrued compensation expense was $0.2 million, $0.1 million of which corresponds to the share portion of the award credited to Additional Paid-in Capital and $0.1 million of which corresponding to the cash portion included in the Balance Sheet as Social security payable. For the year ended December 31, 2009, the related accrued compensation expense was $0.4 million, $0.2 million of which corresponds to the share portion of the award credited to Additional Paid-in Capital and $0.2 million of which corresponds to the cash portion included in the Balance Sheet as Social security payable.

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

The 2008, 2009, 2010 and 2011 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to be still employed in the Company at the payment date.

The 2008 LTRP compensation cost and the variable share compensation cost of the 2009, 2010 and 2011 LTRP are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. The 2009, 2010 and 2011 LTRP nominal basis share are recognized in straight line bases using the equal annual accrual method.

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009

LTRP 2008	$98,451	$246,357	$398,175
LTRP 2009	1,457,838	1,675,185	1,503,773
LTRP 2010	1,330,238	1,657,952	—
LTRP 2011	1,519,760	—	—

	$4,406,288	$3,579,494	$1,901,948

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

The Fixed Retainer and Target Variable Retainer payable in 2011 following the 2011 annual stockholders meeting for services provided in 2010 are $32,436 and $43,248, respectively. The Audit Chairman Retainer, Compensation Chairman Retainer, Nominating Chairman Retainer and Lead Director retainer for the same period are $16,218, $12,974, $5,406 and $10,812, respectively. The Fixed Retainer and Target Variable Retainer payable in 2012 following the 2012 annual stockholders meeting for services provided in 2010 are $37,703 and $50,271, respectively. The Audit Chairman Retainer, Compensation Chairman Retainer, Nominating Chairman Retainer and Lead Director retainer for the same period are $18,852, $15,081, $6,284 and $12,568, respectively. Under the 2010 Director Plan, the amount of each retainer is scheduled to increase by approximately 16% in 2013. The 2010 Director Plan is scheduled to terminate following the 2013 Annual Stockholders Meeting.

The total accrued compensation cost for the Plan for the years ended December 31, 2011 and 2010 amounts to $570,950 and $280,247, respectively.

Stock option awards granted under the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Outstanding options granted under the Plan generally vest over a four year period and expire ten years after the date of grant. As of December 31, 2011, there were 275,199 shares of Common Stock available for additional awards under the Plan.

Stock options are accounted for at their grant date fair value. Fair value of stock options was calculated using the Black-Scholes option pricing model. This calculation was affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from historical amounts.

Stock-based compensation expense related to stock options for the years ended December 31, 2011, 2010 and 2009 was $nil, $244 and $1,752, respectively. Stock-based compensation expense is based on the estimated portion of the awards that are expected to vest.

As of December 31, 2011, all stock-based compensation expense related to stock options has been recognized.

No stock options were granted during the period from January 1, 2007 to December 31, 2011.

Recent accounting pronouncements

Presentation of Comprehensive Income

On June 16, 2011 the Financial Accounting Standards Board (“FASB”) issued an amendment to disclosures about the presentation of the comprehensive income in the financial statements. The new guidance provides two ways to present the components of the comprehensive income, in either (a) a continuous statement of comprehensive income, or (b) two separate but consecutive statements. The amended disclosures about the presentation of the comprehensive income in the financial statements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the amendment to have a significant impact on the presentation of the consolidated financial statements.

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

Goodwill Impairment Test

On September 15, 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The accounting standard update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company decided to early adopt this new guidance for its financial statements related to the fiscal year ending December 31, 2011.

Results of operations

The following table sets forth, for the periods presented, certain data from our consolidated statement of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In millions)	2011	2010	2009

Net revenues	$298.9	$216.7	$172.8
Cost of net revenues	(72.1)	(46.5)	(36.0)

Gross profit	226.9	170.2	136.9

Operating expenses:

Product and technology development	(23.3)	(15.9)	(12.1)
Sales and marketing	(65.0)	(48.9)	(42.9)
General and administrative	(38.8)	(30.8)	(25.8)

Total operating expenses	(127.1)	(95.6)	(80.9)

Income from operations	99.8	74.6	56.0

Other income (expenses):
Interest income and other financial gains	9.9	4.9	2.7
Interest expense and other financial charges	(3.6)	(7.6)	(13.4)
Foreign currency gains / losses	2.4	(0.1)	(2.7)
Other income, net	0.1	—	—

Net income before income / asset tax expense	108.5	71.9	42.7

Income / asset tax expense	(31.7)	(15.8)	(9.5)

Net income	$76.8	$56.0	$33.2

Less: Net Income attributable to Noncontrolling	.02	—	—

Net income available to common shareholders	$76.8	$56.0	$33.2

The table above may not total due to rounding.

	September 30,	September 30,	September 30,
	Year Ended December 31,
(% of net revenues)	2011	2010	2009
	(Unaudited)
Net revenues	100%	100%	100%
Cost of net revenues	(24.1)	(21.5)	(20.8)

Gross profit	75.9	78.5	79.2

Operating expenses:

Product and technology development	(7.8)	(7.3)	(7.0)
Sales and marketing	(21.7)	(22.6)	(24.8)
General and administrative	(13.0)	(14.2)	(15.0)

Total operating expenses	(42.5)	(44.1)	(46.8)

Income from operations	33.4	34.4	32.4

Other income (expenses):
Interest income and other financial gains	3.3	2.3	1.6
Interest expense and other financial charges	(1.2)	(3.5)	(7.7)
Foreign currency gains/(loss)	0.8	(0.0)	(1.5)
Other expenses, net	0.0	—	—

Net income before income / asset tax expenses	36.3	33.2	24.7

Income / asset tax expense	(10.6)	(7.3)	(5.5)

Net income	25.7	25.9	19.2

Less: Net Income attributable to Noncontrolling	0.0	—	—

Net income available to common shareholders	25.7	25.9	19.2

Principal trends in results of operations

Growth in net revenues from year to year

Since our inception, we have consistently generated revenue growth from our MercadoLibre Marketplace and from MercadoPago, driven by the strong growth of our key operational metrics. From 2009 to 2010, our gross merchandise volume increased by 23.8%, our successful items sold increased by 33.1% and MercadoPago total payment volume increased by 82.3%. From 2010 to 2011, the growth rates for the same key operational metrics were 41.5%, 34.6% and 88.1%, respectively. Our growth in net revenues was 25.4% from 2009 to 2010 and 37.9% from 2010 to 2011. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic environment, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, and the effect of Venezuelan translation and high interest rates in that country, could cause an experience declining year-to-year net revenues, particularly as measured in U.S. dollars.

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

Our gross profit margins were 79.2% for 2009, 78.5% for 2010 and 75.9% for 2011. In 2011 and 2010, variations in gross profit margins are mainly a result of the higher penetration of our payment solution into our marketplace, which has a higher cost of net revenue. In the future, gross profit margins could decline if the cost of net revenues as a percentage of net revenues increases as the penetration of our payment solution grows faster than our marketplace, or if we cannot sustain the economies of scale that we have achieved.

Improving Operating income margins

We have generated and expect to continue generating economies of scale in operating expenses. For the past three years, our operating income margins, defined as our income from operations as a percentage of net revenues has improved from 32.4% for 2009 to 34.4% for 2010 and to 33.4% for 2011, mostly as a result of the impact of economies of scale. We anticipate, however, that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.

Growth in Net Income

We have generated growth in our net income as a consequence of the above mentioned trends. In 2009 our net income was $33.2 million. For 2010, our net income grew 68.7% to $56.0 million. For 2011, our net income grew 37.1% to $76.8 million. However, as mentioned above, if any of these trends were to revert, our net income growth could be affected, or could even become negative on a year-to-year basis.

Year ended December 31, 2011 compared to year ended December 31, 2010

Net revenues

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Total Net Revenues	$298.9	$216.7	$82.2	37.9%

As a percentage of net revenues (*)	100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The 37.9% growth in net revenues from the year ended December 31, 2010 to the year ended December 31, 2011 resulted principally from a 41.5% increase in the gross merchandise volume (“GMV”) transacted through our platform from 2010 to 2011. This GMV growth resulted from a 34.6% increase in items sold between those years. The increase in GMV and items sold was partially offset by a decrease in our take rate, which we define as net revenues as a percentage of gross merchandise volume, from 6.36% for the year ended December 31, 2010 to 6.20% for the year ended December 31, 2011. The decrease in our take rate was primarily due to GMV growing faster than some of our revenue sources not tied to GMV, such as Classifieds and upfront fees. In addition, this GMV growth was positively impacted by U.S. dollars figures mainly due to the fact that the parallel exchange rate used by our Venezuelan subsidiaries in the first half of 2010 was 6.28 Bolivares Fuertes per U.S. dollar as compared to 5.3 Bolivares Fuertes per U.S. dollar for 2011. See “Critical accounting policies and estimates — Foreign currency translation” for more detail.

Measured in local currencies, net revenues grew 34.7% in the year ended December 31, 2011, compared to the same period in 2010. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2010 and applying them to the corresponding months in 2011, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the changes in net revenues by segment for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Revenues:
Brazil	$165.9	$122.8	$43.1	35.1%
Argentina	56.7	39.9	16.8	42.2
Venezuela	34.8	20.9	13.9	66.8
Mexico	22.3	19.0	3.3	17.5
Other Countries	19.2	14.2	5.0	35.6

Total Net Revenues	$298.9	$216.7	$82.2	37.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

On a segment basis, our net revenues for the year ended December 31, 2011 as compared to the year ended December 31, 2010, increased across all segments.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages) (*)
2011
Net Revenues	$61.5	$69.4	$81.6	$86.5
Percent change from prior quarter	-1%	13%	18%	6%
2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%
2007
Net Revenues	$16.5	$19.0	$22.8	$26.9
Percent change from prior quarter	6%	15%	20%	18%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The 2009 fourth quarter decrease in net revenues is a consequence of the change in our Venezuelan translation rate from the official exchange rate of 2.15 to the parallel exchange rate of 5.67. See “Critical accounting policies and estimates — Foreign Currency Translation” for more detail.

Cost of net revenues

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$72.1	$46.5	$25.6	54.8%

As a percentage of net revenues (*)	24.1%	21.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The increase in cost of net revenues was primarily attributable to an $11.2 million increase in collection fees. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of MercadoPago, our payment solution, which has a higher collection fee cost, into our marketplace. For the year ended December 31, 2011 and 2010, 27.2% and 20.9%, respectively, of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. In addition, sales taxes on our net revenues increased by $6.3 million, or 42.1% for the year ended December 31, 2011, compared to the same period of 2010 as a consequence of an increase in our net revenues. Moreover, during the year ended December 31, 2011 as compared to the same period in the prior year, expenditures related to our in-house customer support operations increased by $5.4 million, which increase was primarily driven by increases in compensation costs, recruitment, investments in improved service and initiatives to combat fraud, illegal items and fee evasion. Finally, for the year ended December 31, 2011, as compared to the previous year, bank transfer fees related to MercadoPago, mainly in Brazil, increased by $0.9 million.

The cost of net revenues margin increased 262 basis points, from 21.5% in 2010 to 24.1% in 2011, primarily as a result of the higher penetration of our Payment solution into our marketplace.

Product and technology development

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$23.3	$15.9	$7.4	47.3%

As a percentage of net revenues (*)	7.8%	7.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The growth in product and technology development expenses in 2011 as compared to the same periods in 2010 was primarily attributable to an increase of $2.7 million or a 33.7% increase in compensation costs. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Product and technology development expenses also grew in 2011 as a consequence of an increase in maintenance expenses of $1.9 million compared to 2010, related to the use of cloud computing (AWS), IT consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) which is a system of computers containing copies of data placed at various nodes of a network and, an increase in depreciation and amortization expenses related to product and technology development of $1.7 million, or 50.7% compared to 2010. In addition, there was an increase of $1.1 million, compared to the same period in 2010, in other product and development expenses.

Sales and marketing

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$65.0	$48.9	$16.1	32.9%

As a percentage of net revenues (*)	21.7%	22.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The increase in sales and marketing expenses in 2011 when compared to the same period in 2010 was primarily attributable to a $8.8 million or 296.3% increase in other marketing expenses related to MercadoPago chargebacks mainly in Brazil and due to a one-time negative impact related to certain voided or overdrawn checks that were processed by one of MercadoPago’s payments processors in Brazil, which resulted in a loss of $1.6 million in the second quarter of 2011. Sales and marketing expenses also grew as a consequence of $4.1 million increase in bad debt charges. Bad debt charges for the year ended December 31, 2011 represented 6.3% of net revenues versus 6.9% for the same period in 2010. In addition, sales and marketing expenses grew in 2011, due to a $1.7 million or 18.9% increase in compensation costs driven by higher salaries to retain talent, and a $1.5 million increase in trust and safety expenses due to the increased use of our buyer protection program developed to compensate buyers for unfulfilled transactions or other claims related to the quality of the purchased goods. Finally, our business off-line expenses increased $0.2 million year over year.

The increase in sales and marketing expenses for the year ended December 31, 2011 was partially offset by a $0.5 million decrease in on line expenses as a consequence of decreases in our affiliate program expenses. Online advertising, including our affiliate program and portal deals expenses, represented 5.8% of our net revenues in the year ended December 31, 2011, down from 8.2% for the same period in 2010.

General and administrative

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

General and administrative	$38.8	$30.8	$8.0	25.8%

As a percentage of net revenues (*)	13.0%	14.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The increase in general and administrative expenses in 2011 as compared to the same period of 2010, was primarily attributable to a $4.7 million increase in compensation costs mainly related to our long term retention plans, increases in salaries to retain talent, a $2.8 million increase in outside services mainly related to legal and tax fees and a $1.0 million increase in other general and administrative expenses. The increase in general and administrative expenses was partially offset by a $0.4 million decrease in other office expenses.

Other income (expenses), net

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Other income (expenses)	$8.7	$(2.7)	$11.4	417.8%

As a percentage of net revenues	2.9%	-1.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The increase in other income (expenses) in 2011 was primarily a result of: (a) a $4.0 million decrease in financial expenses resulting from our determination to pre-sell installment-related financing receivables, which we commenced in the third quarter of 2010; (b) a $5.0 million increase in interest income and other financial charges related to higher interest income earned on our investments driven by a greater volume of investments and higher interest rates, particularly in Brazil; and (c) a $2.4 million increase in foreign currency gains attributable to the impact of the local currency appreciation on the cash balances held by our Brazilian and Mexican subsidiaries in U.S. dollars during the year ended December 31, 2011 versus the same period of 2010.

Income and asset tax expense

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Income and asset tax	$31.7	$15.8	$15.8	99.9%

As a percentage of net revenues (*)	10.6%	7.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $15.8 million increase in our income and asset tax expense from the year ended December 31, 2010 to the same period in 2011 was primarily a result of increases in income tax charges in all our segments, driven by higher taxable income year over year. For the year ended December 31, 2011, our income and asset tax expense margin is higher as compared to the same period in the previous year, because in the year ended December 31, 2010 we recognized an income tax gain of $4.6 million due to a reversal of tax valuation allowance related to our Brazilian subsidiaries while during the year ended December 31, 2011we reversed $2.0 million related to a Brazilian subsidiary acquired in 2001. The reversal of the tax valuation allowance was derived from our tax planning strategies implemented during the year which were designed to more efficiently use our accumulated tax loss carryforward credits from acquired companies. In addition, for the year ended December 31, 2011 as compared to the previous year, our income and asset tax expense margin was negatively impacted by increases in income tax charge in Brazil as a consequence of permanent tax differences period over period.

Our blended tax rate is defined as income and asset tax expense as a percentage of income before income and asset tax. Our effective income tax rate is defined as the provision for income taxes (net of charges related to dividend distribution from foreign subsidiaries which are offset with domestic foreign tax credits) as a percentage of pre-tax income. The effective income tax rate excludes the effects of the deferred income tax, and the assets and complementary income tax.

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010

Blended tax rate	29.2%	22.0%
Effective tax rate	27.5%	30.8%

Our blended tax rate increased from the year ended December 31, 2010 to the year ended December 31, 2011 because: (a) in 2010 we recognized an income tax gain of $4.6 million due to a reversal of tax valuation allowance related to our Brazilian subsidiaries while during the year ended December 31, 2011we reversed $2.0 million related to a Brazilian subsidiary acquired in 2001, (b) in 2011 we recorded an increase of $1.8 million of our domestic deferred tax liabilities mainly as a consequence of temporary differences related to property and equipment, and to withholding taxes, (c) in 2011 our Argentine taxable income has a lower share of the consolidated taxable income when compared to the same period in 2010, which results in a higher consolidated tax rate as a consequence that Argentina has a lower tax rate (as we are beneficiary of a software development law) compared to other locations and (d) in 2011 we recorded certain Brazilian non-deductible losses related to voided and/or overdrawn checks processed by a MercadoPago payments processor as described in our Sales and Marketing discussion.

Our effective tax rate decreased from year ended December 31, 2010 to the same period in 2011 due to our Brazilian business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country and due to a decrease in the Argentine effective tax rate as described below.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010

Effective tax rate by country

Argentina	15.7%	18.2%
Brazil	30.2%	31.9%
Mexico	25.5%	33.9%
Venezuela	35.9%	41.9%

The Company’s Argentine subsidiary is a beneficiary of a software development law granting it a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the years ended December 31, 2011 and 2010 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher but, in that case, we would have pursued an alternative tax planning strategy.

The decrease in our Argentine operation’s effective income tax rate year over year is mainly related to variations in temporary tax differences.

For the years ended December 31, 2011 and 2010, our Brazilian effective income tax rate are lower than the local statutory rate of 34% mainly because of the business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country.

For the year ended December 31, 2011, our Mexican effective income tax rate is lower than the local statutory rate of 30% mainly because of variations in permanent tax differences. For the year ended December 31, 2010, our Mexican effective income tax rate is higher than the local statutory rate mainly as a consequence of temporary and permanent tax differences.

For the years ended December 31, 2011 and 2010, our Venezuelan effective income tax rates are higher than the local statutory rate mainly due to losses related to temporary differences generated by the re-measurement of our foreign-currency position computed for tax purposes that cannot be considered for U.S. GAAP purposes (our Venezuelan subsidiaries functional currency is the U.S. dollar due to a highly inflationary environment).

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

Year ended December 31, 2010 compared to year ended December 31, 2009

Net revenues

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Total Net Revenues	$216.7	$172.8	$43.9	25.4%

As a percentage of net revenues (*)	100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

The following table summarizes the changes in net revenues by segment for the years ended December 31, 2010 and 2009:

September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Net Revenues:
Brazil	$122.8	$93.1	$29.7	31.9%
Argentina	39.9	26.7	13.2	49.2%
Venezuela	20.9	27.3	(6.4)	-23.6%
Mexico	19.0	15.3	3.6	23.7%
Other Countries	14.2	10.4	3.8	36.5%

Total Net Revenues	$216.7	$172.8	$43.9	25.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

September 30,	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages) (*)
2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%
2007
Net Revenues	$16.5	$19.0	$22.8	$26.9
Percent change from prior quarter	6%	15%	20%	18%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The 2009 fourth quarter decrease in net revenues is a consequence of the change in our Venezuelan translation rate from the official exchange rate of 2.15 to the parallel exchange rate of 5.67. See “Critical accounting policies and estimates — Foreign Currency Translation” for more detail.

Cost of net revenues

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$46.5	$36.0	$10.5	29.5%

As a percentage of net revenues (*)	21.5%	20.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Product and technology development

September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$15.9	$12.1	$3.8	30.6%

As a percentage of net revenues (*)	7.3%	7.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Sales and marketing

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$48.9	$42.9	$6.0	14.0%

As a percentage of net revenues (*)	22.6%	24.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

General and administrative

September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)
General and administrative	$30.8	$25.8	$5.0	19.3%

As a percentage of net revenues (*)	14.2%	15.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Other income (expenses), net

September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Other (expenses) income	$(2.7)	$(13.3)	$10.6	-79.5%

As a percentage of net revenues	-1.3%	-7.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Income and asset tax expense

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010 (*)
	2010	2009	in Dollars	in %
	(in millions, except percentages)

Income and asset tax	15.8	9.5	6.3	66.7%

As a percentage of net revenues (*)	7.3%	5.5%
(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2010 and 2009:

	September 30,	September 30,
	Year Ended December 31,
	2010	2009

Blended tax rate	22.0%	22.3%
Effective tax rate	30.8%	26.9%

Factors affecting results of operations and financial condition

Our total net assets balances as of December 31, 2011 have increased as compared to December 31, 2010 as a result of our net income of the year in an amount of $76.8 million and other movements affecting shareholders equity.

Assets and liabilities balances relating to operations have in general changed accordingly and as a result of the increase in operations (transactions volume and total value). During the year ended December 31, 2011, our GMV increased in 41.5%, successful items sold increased 34.6% and total volume payments increased 88.1%.

Assets and liabilities that changed for reasons other than as described above were:

•	Other non-current assets increased 651.3%, due to a Brazilian deposit in court of 5.1 million related to a City of São Paulo Tax Claim

•	Property and equipment, net increased 48.3% as a consequence of a Venezuelan office property acquisition for 6.2 million

•	Deferred Tax liabilities increased 67.8% due to property and equipment purchases in U.S. and Venezuelan subsidiaries.

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

Liquidity and capital resources

Our main cash requirement historically has been working capital to fund our MercadoPago financing operation in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications and office space and also in the future require cash to pay dividends on shares of our common stock.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during our first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables and through cash advances derived from our business.

At December 31, 2011, our principal source of liquidity was $142.3 million of cash and cash equivalents and short-term investments and $43.9 million of long-term investments provided by cash generated from operations.

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

The following table presents our cash flows from operating activities, investing activities and financing activities for the three years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In millions)	2011	2010	2009

Net cash provided by (used in):
Operating activities	$89.4	$67.9	$49.7
Investing activities	(66.9)	(58.8)	(3.1)
Financing activities	(10.6)	(3.0)	(15.3)
Effect of exchange rates on cash and cash equivalents	(1.4)	0.9	1.0

Net increase in cash and cash equivalents	$10.6	$7.0	$32.3

Net cash provided by operating activities

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:
Operating activities	$89.4	$67.9	$21.5	31.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $21.5 million increase in net cash provided by operating activities during the year ended December 31, 2011 compared to the same period in 2010 was mainly attributable to a $20.8 million increase in net income. Additionally, net cash provided by operating activities was impacted by a $2.3 million increase in changes in accounts payable, accrued expenses and other liabilities related to our Brazilian and Argentine operations, a $7.8 million increase in non-cash charges primarily attributable to deferred tax assets related to the reversal of our Brazilian tax valuation allowance (See “Income and Asset tax” for more detail) and depreciation and amortization.

These increases in cash provided by operations were partially offset by a $3.1 million increase in other assets in the year ended December 31, 2011 versus the same period of 2010, a $2.2 million increase in changes in account receivables in the year ended December 31, 2011 versus the same period of 2010 and a $4.8 million decrease in working capital related to our payments solution, derived mostly from higher increases of credit card receivables than our funds payable to customers due to a higher amount of transactions in 2011.

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages) (*)

Net Cash provided by:

Operating activities	$67.9	$49.7	$18.2	36.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Net cash used in investing activities

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Investing activities	$(66.9)	$(58.8)	$(8.0)	13.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2011 resulted mainly from purchases of investments for $379.0 million; the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $336.8 million of investments as part of our financial strategy. Additionally, we used $24.7 million to make capital expenditures related to (a) the purchase of a new office in Venezuela for approximately $6.6 million and (b) the purchase of the 60% ownerrship interests in Autoplaza.com for approximately $5.5 million, and (c) technological equipment, software licenses, new office space in Argentina and office equipment in Brazil, Colombia and Mexico.

September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages) (*)

Net Cash used in:

Investing activities	$(58.8)	$(3.1)	$(55.7)	1806.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Net cash used in financing activities

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Financing activities	$(10.6)	$(3.0)	$(7.6)	254.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2011, our primary use of cash was to fund the $10.6 million quarterly cash dividends paid on April 15, July 15 and October 15, 2011 while during 2010 our primary use of cash for financing activities was a reduction in short term debt as we paid $3.0 million of notes outstanding which were issued in connection with the DeRemate acquisition.

September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Change from 2009 to 2010
	2010	2009	in Dollars	in %
	(in millions, except percentages) (*)

Net Cash used in:

Financing activities	$(3.0)	$(15.3)	$12.3	-80.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Debt

As of December 31, 2011, the Company recorded $3.5 million of dividends payable to its stockholders. In addition, as of December 31, 2011, our outstanding debt of $0.4 million is related to Argentine car lease contracts. See “Contractual obligations” below for more information.

As of December 31, 2010, our outstanding debt of $0.2 million is related to an Argentine car lease contract. See Contractual obligations for more detail.

Cash Dividends

In November 2011, our Board of Directors declared the fourth quarterly cash dividend in our history by approving an aggregate $3.5 million cash dividend on our outstanding shares of common stock (or $0.08 per share). The dividend was paid on January 17, 2012 to stockholders of record as of the close of business on December 31, 2011. During the fiscal year ended December 31, 2011, the Company approved cash dividends for a total amount of $14.1 million or $0.32 per share. On February, 17 2012, our Board of Directors approved a quarterly cash dividend of $4.8 million on our outstanding shares of common stock. The dividend is payable on April 16, 2012 to stockholders of record as of the close of business on March 30, 2012.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures increased $11.1 million, to $24.7 million in 2011 as compared to $13.6 million in 2010, mainly due to the acquisition of a new office property located in Caracas, Venezuela for approximately $6.6 million, and due to a $5.5 million that we recorded as payment for the 60% of Autoplaza acquisition, as described above in the sections “Liquidity and Capital resources” and “Net cash used in investing activities” and due to information technology investments made during the year ended December 31, 2011. The Company increased the level of investment on hardware and software licenses necessary to improve and update the technology of our platform, cost of computer software developed internally and office equipment for new office space in Argentina, Brazil, Mexico and Venezuela. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust was approximately of $9.8 million and represented 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. In February 2011, we moved our office headquarters.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Below, the contractual obligations table is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at December 31, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	Years	years	5 years
Capital lease obligations (1)	$0.3	$0.2	$0.1	$—	$—
Operating lease obligations (2)	4.2	1.6	2.3	0.3	—
Purchase obligations	7.4	6.8	0.6	—	—

Total	$11.9	$8.6	$3.0	$0.3	$—

(1)

On February 22, 2010, our Argentine subsidiary signed a Company car lease contract to buy 12 cars for certain employees of the Company. The total lease contract amounts to $0.2 million and matures in July 2013.

In addition, during September 2011, our Argentine subsidiary signed another car lease contract to buy 8 cars for certain employees of the Company. The total lease contract amounts to $0.2 and matures in September 2014.

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

Foreign Currencies Risk

At December 31, 2011, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which functional currency is the US dollar due to a highly inflationary accounting. At December 31, 2011, the total cash and cash equivalents denominated in foreign currencies totaled $34.2 million, short-term investments denominated in foreign currencies totaled $72.3 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $40.4 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At December 31, 2011, our dollar-denominated cash and cash equivalents and short-term investments totaled $35.9 million and our dollar-denominated long-term investments totaled $43.9 million. For the year ended December 31, 2011, we obtained foreign currency gains in the amount of $2.4 million as the cash and investment balances of the subsidiaries held in US dollars appreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the Year ended December 31, 2011, compared to year ended December 31, 2010 — Other income (expenses)” for more detail).

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

During 2010 and previous years we were able to obtain U.S. dollars using alternative mechanisms other than the CADIVI. These dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiary. As a result, during 2010, lack of CADIVI approval did not restrict our ability to distribute the full amount of our retained earnings as dividends related to fiscal years 2008 ($0.8 million), and 2009 ($1.8 million). In addition, during 2011, our Venezuelan subsidiary distributed dividends related to earnings for fiscal year 2010, using existing cash balances held in the U.S. bank accounts for a $4.2 million.

As of December 31, 2011, the net assets of our Venezuelan subsidiaries (before intercompany eliminations) amount to approximately 9.3% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount only to approximately 7.6% of our consolidated cash and investments.

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

The following table summarizes the percentages of consolidated net revenues by segment:

	September 30,	September 30,	September 30,
	Year ended December 31,
(% of total consolidated net revenues)	2011	2010	2009
Brazil	55.5%	56.7%	53.9%
Argentina	19.0	18.4	15.5
Venezuela	11.6	9.6	15.8
Mexico	7.5	8.8	8.9
Other Countries	6.4	6.5	6.0
(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

The table below shows the impact on the Company’s Net Revenues, Expenses, Other income and Income tax, Net Income and Shareholders’ Equity for a positive or negative 10% fluctuation on all the foreign currencies against the US dollars to which we are exposed as of December 31, 2011 and for the year ended December 31, 2011:

Foreign Currency Sensitivity Analysis

Foreign Currency Sensitivity Analysis

	September 30,	September 30,	September 30,
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	332.0	298.9	271.9
Expenses	(221.1)	(199.2)	(181.2)
Income from operations	110.9	99.8	90.7
Other income (expenses) and income tax related to P&L items	(27.9)	(25.3)	(23.2)
Foreign Currency impact related to the remeasurement of our Net Asset position	(3.3)	2.4	7.0
Net income	79.7	76.8	74.5

Less: Net Income attributable to Noncontrolling Interest	0.02	0.02	0.01

Net income attributable to MercadoLibre, Inc.	79.7	76.8	74.5

Total Shareholders’ Equity	229.2	219.2	211.0

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar

The table above may not total due to rounding

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2011, 2010 and 2009 we did not enter into any such agreement.

Interest Rate Risk

Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At December 31, 2011, MercadoPago’s funds receivable from customers totaled approximately $23.9 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2011, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 3.04%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of December 31, 2011 could decrease (increase) by approximately $1.4 million.

Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $74.9 million and as non-current assets in the amount of $43.9 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

The 2009, 2010 and 2011 variable payment LTRP liability subjects us to equity price risk. At December 31, 2011, the total contractual obligation fair value of our 2009, 2010 and 2011 Variable Payment LTRP liability amounts to $12.6 million. As of December 31, 2011, the accrued liability related to the 2009, 2010 and 2011 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $5.8 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010 and 2011 Variable Payment if our stock price were to increases or decreases by up to 40%.

	September 30,	September 30,
	As of December 31, 2011
(In US dollars)	MercadoLibre, Inc Equity Price	2009, 2010 and 2011 variable LTRP liability

Change in equity price in percentage
40%	108.88	17,700,811
30%	101.10	16,436,467
20%	93.33	15,172,123
10%	85.55	13,907,780
Static(*)	77.77	12,643,436
-10%	70.00	11,379,092
-20%	62.22	10,114,749
-30%	54.44	8,850,405
-40%	46.66	7,586,062
(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Co. S.R.L., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

The information required by this item is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 (the “2012 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Except as set forth below, the information required by this item is included in the 2012 Proxy Statement and is incorporated herein by reference.

The following table represents information as of December 31, 2011 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	September 30,	September 30,	September 30,
	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	—	—	275,199

Equity compensation plans not approved by security holders(2)	5,813	1.50	—

Total	5,813	1.50	275,199

(1)	Represents our 2009 Equity Compensation which was approved by our stockholders on June 10, 2009
(2)	Our Amended and Restated 1999 Stock Option and Restricted Stock Plan was entered into prior to our IPO.

Description of Amended and Restated 1999 Stock Option and Restricted Stock Plan

Our Amended and Restricted 1999 Stock Option and Restricted Stock Plan (the “Stock Option Plan”) was adopted by the Board on November 3, 1999. The Stock Option Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to our employees, and non-qualified stock options and restricted stock to our employees, directors, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards”. The Stock option Plan expired on November 3, 2009 and as a result, no new awards may be made under this plan. However, any outstanding awards at the expiration shall remain in effect until the earlier of the exercise, termination or expiration of such outstanding awards. At December 31, 2011, options to purchase a total of 5,813 shares of common stock were outstanding under the Stock Option Plan at a weighted average price of $1.50 per share.

Number of shares of common stock available under the stock option plan . A total of 4,732,400 shares of common stock were reserved for issuance pursuant to the Stock Option Plan. Shares covered by awards that are forfeited or terminated without exercise will be available for future awards. The shares of common stock issuable under the Stock Option Plan shall be (1) authorized but unissued shares, (2) shares of common stock held in our treasury, or (3) a combination of (1) and (2).

Administration of the stock option plan . The Stock Option Plan is administered by our Board or a committee appointed by the Board (the body in charge of administering the Stock Option Plan is referred to as the “administrator”). If the common stock is registered under Section 12(b) or 12(g) of the Exchange Act, the board shall consider in selecting the administrator and the membership of any committee acting as administrator the provisions of Section 162(m) of the Internal Revenue Code regarding “outside directors” and the provisions of Rule 16b-3 under the Exchange Act regarding “non-employee directors.” The administrator determines the recipients of awards, times at which awards are granted, number of shares subject to each type of award, the time for vesting of each award and the duration of the exercise period for options.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules are included in this report:

September 30,
Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated balance sheets as of December 31, 2011 and 2010	F-3

Consolidated statements of income for the three years ended December 31, 2011	F-4

Consolidated statements of changes in shareholders’ equity for the three years ended December 31, 2011	F-5

Consolidated statements of cash flows for the three years ended December 31, 2011	F-8

Notes to consolidated financial statements	F-9

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Exhibit Title

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.05	Employment Agreements with Officers.(2)

10.06	Form of Restricted Stock Award for Outside directors. (3)

10.07	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008* (5)

10.08	2009 Equity Compensation Plan* (7)

10.09	2008 Long-Term Retention Plan (6)

10.10	2009 Long-Term Retention Plan (6)

10.11	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (9)

10.12	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda.* (9)

10.13	2010 Long-Term Retention Plan.(11)

10.14	2011 Long-Term Retention Plan.(12)

10.15	Agreement dated June 2, 2011 entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450 C.A., to acquire an office property in Caracas, Venezuela (10)

Exhibit Number	Exhibit Title

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.R.L., Independent Registered Public Accounting Firm*

23.02	Consent of Price Waterhouse & Co. S.R.L., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed Herewith
**	Furnished Herewith
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

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008
(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009
(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009
(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010
(9)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(10)	Incorporated by reference to the Quarterly report on Form 10Q for the quarter ended June 30, 2011 filed on August 9, 2011
(11)	Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2010
(12)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperín
Marcos Galperín
Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcos Galperín Marcos Galperín	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2012

/s/ Mario Vazquez Mario Vazquez	Director	February 28, 2012

/s/ Anton Levy Anton Levy	Director	February 28, 2012

/s/ Michael Spence Michael Spence	Director	February 28, 2012

/s/ Verónica Allende Serra Veronica Allende Serra	Director	February 28, 2012

/s/ Nicolás Galperín Nicolás Galperín	Director	February 28, 2012

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 28, 2012

/s/ Martin de los Santos Martin de los Santos	Director	February 28, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.05	Employment Agreements with Officers.(2)

10.06	Form of Restricted Stock Award for Outside directors. (3)

10.07	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008* (5)

10.08	2009 Equity Compensation Plan* (7)

Exhibit Number	Exhibit Title

10.09	2008 Long-Term Retention Plan (6)

10.10	2009 Long-Term Retention Plan (6)

10.11	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (9)

10.12	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda.* (9)

10.13	2010 Long-Term Retention Plan.(11)

10.15	2011 Long-Term Retention Plan.(12)

10.16	Agreement dated June 2, 2011 entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450 C.A., to acquire an office property in Caracas, Venezuela (10)

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.R.L., Independent Registered Public Accounting Firm*

23.02	Consent of Price Waterhouse & Co. S.R.L., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed Herewith
**	Furnished Herewith
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

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008
(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009
(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009
(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010
(9)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(10)	Incorporated by reference to the Quarterly report on Form 10Q for the quarter ended June 30, 2011 filed on August 9, 2011
(11)	Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2010
(12)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2011

MercadoLibre, Inc.

Consolidated Financial Statements

as of December 31, 2011 and 2010

and for the three years in the period

ended December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of MercadoLibre, Inc.

Buenos Aires city, Argentina

We have audited the accompanying consolidated balance sheet of MercadoLibre, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statement of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Buenos Aires city, Argentina

February 28, 2012

DELOITTE & Co. S.R.L.

Alberto Lopez Carnabucci

Partner

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders’ of MercadoLibre, Inc.:

In our opinion, the consolidated statements of income, of changes in shareholders’ equity and of cash flows for year ended December 31, 2009 present fairly, in all material respects, the results of operations and cash flows of MercadoLibre, Inc. and its subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

Price Waterhouse & Co. S.R.L.

By                                 (Partner)

Carlos Martín Barbafina

Buenos Aires, Argentina

February 26, 2010, except for the change in the composition of reportable segments discussed in Note 7 to the consolidated financial statements, as to which the date is February 25, 2011

MercadoLibre Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$67,381,677	$56,830,466
Short-term investments	74,928,620	5,342,766
Accounts receivable, net	16,815,087	12,618,173
Credits Cards Receivables	23,855,689	6,151,518
Prepaid expenses	1,269,594	913,262
Deferred tax assets	9,131,638	12,911,256
Other assets	6,863,250	6,867,767

Total current assets	200,245,555	101,635,208
Non-current assets:
Long-term investments	43,933,316	78,846,281
Property and equipment, net	30,877,719	20,817,712
Goodwill, net	62,093,948	60,496,314
Intangible assets, net	6,494,857	4,141,167
Deferred tax assets	6,491,646	2,975,118
Other assets	5,794,395	771,223

Total non-current assets	155,685,881	168,047,815

Total assets	$355,931,436	$269,683,023

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$20,251,313	$17,232,103
Funds payable to customers	69,216,185	48,788,225
Payroll and social security payable	13,525,293	10,786,534
Taxes payable	11,633,178	11,487,574
Loans payable and other financial liabilities	146,194	100,031
Dividends payable	3,531,362	—

Total current liabilities	118,303,525	88,394,467
Non-current liabilities:
Payroll and social security payable	3,844,172	2,562,343
Loans payable and other financial liabilities	136,227	188,846
Deferred tax liabilities	8,670,606	5,167,699
Other liabilities	1,797,890	1,651,398

Total non-current liabilities	14,448,895	9,570,286

Total liabilities	$132,752,420	$97,964,753

Commitments and contingencies (Note 15)

Redeemable noncontrolling interest	$4,000,000	$—

Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,142,020 and 44,131,376 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	$44,142	$44,131
Additional paid-in capital	120,452,032	120,391,622
Retained earnings	135,726,188	73,681,556
Accumulated other comprehensive loss	(37,043,346)	(22,399,039)

Total Equity	219,179,016	171,718,270

Total liabilities, redeemable noncontrolling interest and equity	$355,931,436	$269,683,023

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statement of Income

For the three years ended December 31, 2011

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net revenues	$298,931,625	$216,715,713	$172,843,621
Cost of net revenues	(72,055,835)	(46,549,845)	(35,958,050)

Gross profit	226,875,790	170,165,868	136,885,571

Operating expenses:
Product and technology development	(23,349,787)	(15,855,992)	(12,140,521)
Sales and marketing	(64,968,755)	(48,883,167)	(42,861,735)
General and administrative	(38,785,083)	(30,828,146)	(25,849,596)

Total operating expenses	(127,103,625)	(95,567,305)	(80,851,852)

Income from operations	99,772,165	74,598,563	56,033,719

Other income (expenses):
Interest income and other financial gains	9,905,829	4,931,215	2,695,109
Interest expense and other financial charges	(3,648,733)	(7,601,671)	(13,357,554)
Foreign currency gain / (loss)	2,353,005	(62,447)	(2,658,476)
Other income, net	73,894	—	—

Net income before income / asset tax expense	108,456,160	71,865,660	42,712,798

Income / asset tax expense	(31,659,821)	(15,840,641)	(9,504,005)

Net income	$76,796,339	$56,025,019	$33,208,793

Less: Net Income attributable to Noncontrolling Interest	16,286	—	—

Net income attributable to MercadoLibre, Inc.	$76,780,053	$56,025,019	$33,208,793

	Year Ended December 31,
	2011	2010	2009
Basic EPS
Basic net income attributable to MercadoLibre, Inc. per common share	$1.73	$1.27	$0.75

Weighted average shares	44,138,397	44,124,018	44,086,892

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc. per common share	$1.73	$1.27	$0.75

Weighted average shares	44,151,437	44,146,858	44,144,368

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statement of Changes in Shareholders’ Equity

For the three years ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Accumulated other comprehensive loss
				Additional paid-in capital	Retained Earnings / (Acumulated Deficit)		Total Equity
	Comprehensive income	Common stock
		Shares	Amount
Balance as of December 31, 2008		44,070,367	$44,071	$119,807,007	$(15,552,256)	$(10,874,841)	$93,423,981

Stock options exercised		35,031	35	28,319	—	—	28,354
Stock-based compensation—stock options		—	—	1,752	—	—	1,752
Stock-based compensation—restricted shares		—	—	74,382	—	—	74,382
Stock-based compensation LTRP		—	—	175,453	—	—	175,453
Restricted shares Issued		10,655	10	171,089	—	—	171,099
LTRP shares issued		3,600	3	(3)	—	—	—
Shares issued		616	1	(1)	—	—	—
Net income	$33,208,793	—	—	—	33,208,793	—	33,208,793
Currency translation adjustment	(12,914,565)	—	—	—	—	(12,914,565)	(12,914,565)
Unrealized net gain on investments	27,630	—	—	—	—	27,630	27,630
Realized net gain on investments	(3,642)	—	—	—	—	(3,642)	(3,642)

Comprehensive income	$20,318,216

Balance as of December 31, 2009		44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

Stock options exercised		7,126	7	18,192	—	—	18,199
Stock-based compensation—stock options		—	—	244	—	—	244
Stock-based compensation—restricted shares		—	—	37,696	—	—	37,696
Stock-based compensation LTRP		—	—	77,496	—	—	77,496
LTRP shares issued		3,981	4	(4)	—	—	—
Net income	$56,025,019	—	—	—	56,025,019	—	56,025,019
Currency translation adjustment	1,348,482	—	—	—	—	1,348,482	1,348,482
Unrealized net gains on investments	45,527	—	—	—	—	45,527	45,527
Realized net gains on investments	(27,630)	—	—	—	—	(27,630)	(27,630)

Comprehensive income	$57,391,398

Balance as of December 31, 2010		44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statement of Changes in Shareholders’ Equity

For the three years ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Accumulated other comprehensive loss
				Additional paid-in capital			Total Equity
	Comprehensive income	Common stock			Retained Earnings
		Shares	Amount
Balance as of December 31, 2010		44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270

Stock options exercised		5,950	6	11,169	—	—	11,175
Stock-based compensation LTRP		—	—	49,246	—	—	49,246
Dividend Distribution		—	—	—	(14,124,568)	—	(14,124,568)
LTRP shares issued		4,694	5	(5)	—	—	—
Change in redeemable amount of noncontrolling interest		—	—	—	(610,853)	—	(610,853)
Net income	$76,780,053	—	—	—	76,780,053	—	76,780,053
Currency translation adjustment	(15,523,437)	—	—	—	—	(15,523,437)	(15,523,437)
Unrealized net gains on investments	924,657	—	—	—	—	924,657	924,657
Realized net gain on investments	(45,527)	—	—	—	—	(45,527)	(45,527)

Comprehensive income	$62,135,746

Balance as of December 31, 2011		44,142,020	$44,142	$120,452,032	$135,726,188	$(37,043,346)	$219,179,016

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statement of Cash Flows

For the three years ended December 31, 2011

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cash flows from operations:
Net income	$76,780,053	$56,025,019	$33,208,793
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income attributable to Noncontrolling Interest	16,286	—	—
Depreciation and amortization	7,268,075	4,921,650	3,893,752
Interest expense	—	—	213,878
Accrued interest	(3,177,578)	(504,874)	90,339
Stock-based compensation expense - stock options	—	244	1,752
Stock-based compensation expense - restricted shares	—	37,696	74,382
LTRP accrued compensation	4,079,265	3,479,066	1,924,149
Deferred income taxes	1,022,797	(7,053,030)	(3,607,292)
Changes in assets and liabilities, net of the effect of the acquired business:
Accounts receivable	(9,274,653)	(7,063,942)	(2,974,890)
Credit Card Receivables	(19,494,707)	(2,324,575)	(942,407)
Prepaid expenses	(436,310)	(333,755)	(287,836)
Other assets	(6,532,978)	(3,643,650)	(2,591,353)
Accounts payable and accrued expenses	10,808,788	9,051,139	8,686,334
Funds payable to customers	27,875,755	15,458,416	12,421,412
Provisions	—	(63,549)	302,987
Other liabilities	490,838	(89,402)	(713,014)

Net cash provided by operating activities	89,425,631	67,896,453	49,700,986

Cash flows from investing activities:
Purchase of investments	(379,044,395)	(121,266,157)	(80,060,909)
Proceeds from sale and maturity of investments	336,835,026	76,062,629	81,728,485
Payment for acquired businesses, net of cash acquired	(5,468,180)	—	—
Purchases of intangible assets	(280,706)	(416,450)	(955,679)
Purchases of property and equipment	(18,924,161)	(13,214,043)	(3,798,170)

Net cash used in investing activities	(66,882,416)	(58,834,021)	(3,086,273)

Cash flows from financing activities:
Decrease in short term debt	—	—	(310,634)
Loans paid	—	(3,000,000)	(15,000,000)
Dividends distribution	(10,593,206)	—	—
Stock options exercised	11,175	18,199	28,354

Net cash used in financing activities	(10,582,031)	(2,981,801)	(15,282,280)

Effect of exchange rate changes on cash and cash equivalents	(1,409,973)	946,433	996,857

Net increase in cash and cash equivalents	10,551,211	7,027,064	32,329,290
Cash and cash equivalents, beginning of the year	56,830,466	49,803,402	17,474,112

Cash and cash equivalents, end of the year	$67,381,677	$56,830,466	$49,803,402

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Consolidated Statement of Cash Flows

For the three years ended December 31, 2011

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Supplemental cash flow information:
Cash paid for interest	$58,559	$5,781,058	$12,332,592
Cash paid for income and asset taxes	$31,050,206	22,253,947	11,650,007

Acquisition of AutoPlaza.com
Cash and cash equivalents	$3,876	$—	$—
Tax credits	49,951	—	—
Non current assets	99,522	—	—

Total assets acquired	153,349	—	—

Total liabilities assumed	—	—	—

Net assets acquired	153,349	—	—

Goodwill and Identifiable Intangible Assets	8,966,744	—	—
Non-controlling interest	(3,648,037)

Total purchase price	5,472,056	—	—

Cash and cash equivalents acquired	3,876	—	—

Payment for acquired businesses, net of cash acquired	$5,468,180	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

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

Since 2004, the Company introduced an online classifieds platform for motor vehicles, vessels and aircrafts and since 2006 the real estate online classifieds platform. In 2006, the Company launched eShops, a platform tailored to attract lower rotation items and increase the breadth of products offered, the introduction of user generated information guides for buyers that improve the shopping experience, and the expansion of the online classifieds model by adding the services category.

During 2007 the Company also launched a new and improved version of its MercadoPago payments platform in Chile and Colombia as well as in Argentina during 2008. The new MercadoPago, in addition to improving the ease of use and efficiency of payments for marketplace purchases, also allows for payments outside of the Company’s marketplaces. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments in their independent commerce websites. In this way MercadoPago 3.0 as it has been called is designed to meet the growing demand for Internet based payments systems in Latin America. In 2010, the Company started processing off-MercadoLibre transactions through this new direct payments product to any website in Brazil which wants to adopt it and launched MercadoPago 3.0 in Brazil for all its marketplace transactions. In 2011, the Company started processing off-platform transactions using MercadoPago 3.0 in Mexico and Venezuela.

As of December 31, 2011, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.

2.	Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. These financial statements are stated in US dollars. Intercompany transactions and balances have been eliminated.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Principles of consolidation (Continued)

Substantially all revenues, cost of revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.7%, 99.6% and 99.3% of the consolidated amounts during 2011, 2010 and 2009, respectively. Long-lived assets located in the foreign operations totaled $93,489,980 and $81,834,266 as of December 31, 2011 and 2010, respectively. Cash and cash equivalents as well as short-term and long term investments, totaling $186,243,613 and $141,019,513 as of December 31, 2011 and 2010, respectively, are mainly located in the United States of America and Brazil.

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

Investments are classified as current or non-current depending on their maturity dates and when it is expected to be realized in cash to fund operations.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

Cash, money market funds, corporate debt securities, sovereign debt securities and assets backed securities are valued at fair value. Deposits, accounts receivables, funds receivables from customers, other receivables, other assets, accounts payables, payroll and social security payables, taxes payables, loans and provisions and other liabilities are valued at cost which approximates their fair value because of its short term maturity. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.

Concentration of credit risk

Cash, cash equivalents, investments and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents and investments are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and MercadoPago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. The Company maintains an allowance for doubtful accounts receivable and credits cards receivables based upon its historical experience and current aging of customers. Historically, such charges have been within management expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to operating expense.

During the years ended December 31, 2011, 2010 and 2009, no customers accounted for more than 5% of net revenues. As of December 31, 2011 and 2010, no customers accounted for more than 5% of accounts receivables, net.

Allowance for doubtful accounts

The company maintains allowances for doubtful accounts for estimated probable losses that may result if customers do not make the required payments. Allowances are based upon several factors including, but not limited to, historical experience and the current condition of specific customers.

Credit Cards Receivables and funds payable to customers

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

Credit Cards Receivables and funds payable to customers (Continued)

As of December 31, 2011, there are no past due credit cards receivables.

Funds payable relate also to the Company’s payments solution and are originated by the amounts due to sellers held by the Company until the transaction is completed. Funds, net of any amount due to the Company, are maintained in the seller current account until collection is requested by the customer.

Transfer of Financial Assets

The Company sells funds receivable from customers comprised by credit cards coupons to financial institutions. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the financial assets from its balance sheet. As of December 31, 2011 and 2010, there is no continuing involvement with transferred assets. The aggregate amount of pre-tax gain recognized on sale of funds receivable from customers is $32,566,802, $19,195,987 and $7,795,447, for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Property and equipment, net

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Repairs and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development efforts are recorded as an operating expense. Direct costs incurred in the development phase are capitalized and amortized over an estimated useful life of three years. During the years ended December 31, 2011 and 2010, the Company capitalized $1,231,971 and $926,619, respectively.

On February 14, 2011, the Company’s Argentine subsidiary moved its headquarters and Argentine operation offices to a new office building located in the City of Buenos Aires, with 5,340 square meters divided into 5 floors and 70 parking spaces. The building cost amounted to $8,854,879. On June 2, 2011, MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. entered into an agreement with Inversiones 1182450, C.A. to acquire an office property of 992 square meters in a building named Torre La Castellana, located in Avenida Eugenio Mendoza, La Castellana, Municipality of Chacao, State of Miranda, Caracas, Venezuela for approximately $6,626,433.

Those buildings, excluding lands, are depreciated from the date when they were ready to be used, using the straight-line depreciation method over a 50-year depreciable life.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Goodwill, net

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment. The Company performs a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the fair-value based test is applied (see Recent Accounting Pronouncements)

Intangible assets, net

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

Goodwill and certain indefinite life trademarks are reviewed at the end of the year for impairment or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and certain trademarks is tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The Company adopted the new guidance to test goodwill and, as a consequence, performs a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the fair-value based test is applied. However, if the Company concludes, for the year ended December 31, 2011, based on the qualitative assessment, that the fair value of each of its reporting units is greater than the respective carrying amounts, the two-step impairment is unnecessary.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets (Continued)

For the year ended December 31, 2010, the fair values of the reporting units were estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The average discount rate used for 2010 was 18.9%. That rate reflected the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in the Company’s market share.

If the carrying amount of the reporting unit exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during 2011 and 2010 and management’s assessment of each reporting unit fair value materially exceeds its carrying value.

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

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

•

Services for the use of the Company’s on-line payments solution, for transactions off-platform ordered by MercadoPago customers. The Company does not charge a separate fee for on-platform transactions in certain countries. The fee that we charge for all off-marketplace platform transactions is recorded as revenue once the transaction is completed, at the time when the payment is processed by the Company. For on-marketplace platform transactions, we generate revenue in the countries where we offer the service in a way that implies that the customer has to pay an additional fee for the right to use the payments solution. We also generate revenues as a result of offering financing to our MercadoPago users, either directly or when we elect to sell the corresponding financial assets to financial institutions.

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

Derivative Financial Instruments

In 2008 and 2009, the Company entered into written put options of its own stock. Those derivative financial instruments were not accounted for as hedges and, therefore, changes in the fair value of these instruments were recorded in the statement of income as interest income and other financial gains. As of December 31, 2011 and 2010 there is no written put option transaction outstanding. See “Note 17 — Share Repurchase Plan” for a full description of derivative financial instrument activities and related accounting policies.

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

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

Share-based payments (Continued)

Compensation cost is recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was in-substance multiple awards.

The liability related to the variable portion of 2011, 2010 and 2009 long term retention plan is remeasured at fair value using the last 60 days average stock price at December 31, 2011 (See Note 16 “Long Term Retention Plan” for more details).

Taxes on revenues

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of net revenues and totaled $21,387,561, $15,049,821, and $10,754,724 for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled $19,914,755, $20,173,078 and $21,967,844 for the years ended December 31, 2011, 2010 and 2009, respectively.

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income (loss), and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries (except Venezuela since January 1, 2010, see Foreign Currency Translation) and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income for the years ended December 31, 2011, 2010 and 2009 amounted to $62,135,746, $57,391,398 and $20,318,216, respectively.

Redeemable Noncontrolling Interest

In September 2011, the Company acquired the 60% of the shares of AP Clasificados S.R.L. de C.V. (“AP Clasificados”), as well as signed a call and put option agreement to acquire the remaining 40% of those shares (See note 6 “Business Combinations, Goodwill and Intangible Assets” for more detail). According to the signed agreement, the price for the remaining 40% call or put options will be determined by greater of (i) $4,000,000 and (ii) the amount resulting from multiplying (A) the percentage of the seller’s interests as of the exercise date of the Call/Put option by (B) an amount equal to 3.5 times the amount of invoiced sales of the Business for the twelve months period ending on the exercise date.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

Redeemable Noncontrolling Interest (Continued)

The put option is to be exercised if any of the following events occurs: (i) the third anniversary of the acquisition date, (ii) the termination of the employment of the main operating officer, and (iii) death or incapacitation of the main operating officer. The call option is to be exercised following the earlier to occur of (i) third anniversary of the acquisition date and (ii) members holding a majority of the issued and outstanding interests determine that an additional capital contribution is required to capitalize AP Clasificados and the Seller does not make such additional capital contribution.

Redeemable noncontrolling interest is not considered to be permanent equity and is reported in the mezzanine section between liabilities and equity in the consolidated balance sheet for a total amount of $4,000,000 at December 31, 2011. The noncontrolling interest was measured at its estimated redemption value according to the abovementioned agreed conditions. Changes in the estimated redemption value as of the year-end were recorded in retained earnings.

Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since the year ended December 31, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using yearend exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of MercadoLibre equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency gain/(loss)” and amounted to $2,353,005, $(62,447) and $(2,658,476) for the years ended December 31, 2011, 2010 and 2009, respectively.

Until September 30, 2009, the Company translated its Venezuelan subsidiaries assets, liabilities, income and expense accounts at the official rate of 2.15 “Bolivares Fuertes” per US dollar.

Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affected the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated using the parallel exchange rate resulting in the recognition in that quarter of a currency translation adjustment of $16,977,276 recorded in other comprehensive income. The average exchange rate used for translating the fourth quarter results was 5.67 “Bolivares Fuertes” per US dollar and the year-end exchange rate used for translating assets and liabilities was 6.05 “Bolivares Fuertes” per US dollar. The Company did not buy US dollars at the official rate. As of the date of these consolidated financial statements the Company did not buy US dollars at the official rate of 2.15 “Bolivares Fuertes” per US dollar.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

According to US GAAP, the Company transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering as if the US dollar was the functional currency. See “Highly inflationary status in Venezuela” below.

Therefore, no translation effect was accounted for in other comprehensive income during the years ended December 31, 2011 and 2010 related to the Venezuelan operations.

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

Accordingly, the June 9, 2010 exchange rate published by the Venezuelan Central Bank has been used to re-measure transactions during the abovementioned period. As of December 31, 2011, the exchange rate used to re-measure transactions is 5.30 Bolivares Fuertes per US dollar.

The following table sets forth net revenues, assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Venezuelan operations
Net Revenues	$34,828,878	$20,885,541	$27,331,095

Assets	31,074,871	21,928,340	15,471,344
Liabilities	(10,414,881)	(8,212,581)	(6,557,337)

Net Assets	$20,659,990	$13,715,759	$8,914,007

As of December 31, 2011, net assets of the Venezuelan subsidiaries (before intercompany eliminations) amount to approximately 9.3% of our consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 7.6% of our consolidated cash and investments.

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

The cumulative three year inflation rate as of December 31, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the periods after January 1, 2008. The blended CPI/NCPI three-year inflation index (23 months of NCPI and 13 months of CPI) as of November 30, 2009 exceeded 100%. According to US GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1, 2010. Therefore, the Company transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering as if the US dollar was the functional currency.

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

From fiscal year 2008 to fiscal year 2014, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2014. Aggregate tax relief totaled $6,140,713, $4,533,039 and 2,772,569 for the years ended December 31, 2011, 2010 and 2009, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.14, $0.10 and $0.06 for the years ended December 31, 2011, 2010 and 2009, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

Income and Asset Taxes (Continued)

As of December 31, 2011 and 2010, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $2,965,668 and $2,436,224, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

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

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2005 primarily include the U.S., Argentina, Brazil, Mexico and Venezuela.

Recent Accounting Pronouncements

Goodwill Impairment Test

On September 15, 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The accounting standard update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company decided to early adopt this new guidance for its financial statements related to the fiscal year ending December 31, 2011.

Presentation of Comprehensive Income

On June 16, 2011 the Financial Accounting Standards Board (“FASB”) issued an amendment to disclosures about the presentation of the comprehensive income in the

MercadoLibre Inc.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

Presentation of Comprehensive Income (Continued)

financial statements. The new guidance provides two ways to present the components of the comprehensive income, in either (a) a continuous statement of comprehensive income, or (b) two separate but consecutive statements. The amended disclosures about the presentation of the comprehensive income in the financial statements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect to have a significant impact on the presentation of the consolidated financial statements.

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

The following table shows how net income is allocated using the two-class method for earnings per common share for the years ended December 31, 2011, 2010 and 2009:

MercadoLibre Inc.

Notes to Consolidated Financial Statements

3.	Net income per share (Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$76,796,339	$76,796,339	$56,025,019	$56,025,019	$33,208,793	$33,208,793

Net income attributable to MercadoLibre, Inc. corresponding to unvested restricted shares	—	—	4,679	4,679	3,515	3,515

Net income attributable to Noncontrolling interests	(16,286)	(16,286)	—	—	—	—

Change in redeemable amount of noncontrolling interest	(610,853)	(610,853)	—	—	—	—

Net income attributable to MercadoLibre, Inc. corresponding to common stock	$76,169,200	$76,169,200	$56,020,340	$56,020,340	$33,205,278	$33,205,278

Net income per share of common stock is as follows for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income attributable to MercadoLibre, Inc. per common share	$1.73	$1.73	$1.27	$1.27	$0.75	$0.75

Numerator:
Net income attributable to MercadoLibre, Inc.	$76,169,200	$76,169,200	$56,020,340	$56,020,340	$33,205,278	$33,205,278

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,138,397	44,138,397	44,124,018	44,124,018	44,086,892	44,086,892
Adjustment for stock options	—	8,089	—	13,982	—	46,413
Adjustment for additional shares	—	—	—	—	—	3,366
Adjustment for shares granted under LTRP	—	4,951	—	8,858	—	7,697

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,138,397	44,151,437	44,124,018	44,146,858	44,086,892	44,144,368

The calculation of diluted net income per common share excludes all anti-dilutive shares. For the years ended December 31, 2011, 2010 and 2009, there were no anti-dilutive shares.

4.	Short-term and long-term investments

The composition of short-term and long-term investments is as follows:

MercadoLibre Inc.

Notes to Consolidated Financial Statements

4.	Short-term and long-term investments (Continued)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Short-term investments
Time Deposits	$72,019,726	$4,944,761
Sovereign Debt Securities	1,554,770	—
Corporate Debt Securities	1,354,124	398,005

Total	$74,928,620	$5,342,766

Long-term investments
Time Deposits	$—	$40,396,183
Sovereign Debt Securities	9,153,793	13,147,239
Corporate Debt Securities	16,470,207	10,983,756
Asset Backed Securities	18,309,316	14,319,103

Total	$43,933,316	$78,846,281

Unrealized gains of available-for-sale securities, net of tax, were $924,657, $45,527, and $27,630 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, the Company has no security considered held-to-maturity securities.

Interest income on time deposits and held to maturity securities were $4,128,624, $1,749,562 and $1,296,762 for the years ended December 31, 2011, 2010 and 2009.

5.	Balance sheet components

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Accounts receivable, net:
Users	$29,736,666	$21,722,252
Credit cards and other means of payments	1,113,537	861,082
Advertising	1,873,849	1,591,855
Others debtors	42,532	3,552

	32,766,584	24,178,741
Allowance for doubtful accounts	(15,951,497)	(11,560,568)

	$16,815,087	$12,618,173

MercadoLibre Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Credit Cards Receivables
Credit cards and other means of payments	$24,060,796	$6,285,150
Allowance for chargebacks	(205,107)	(133,632)

	$23,855,689	$6,151,518

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Other current assets:
VAT credits	$681,247	$1,299,578
Other taxes	5,077,329	4,377,870
Other	1,104,674	1,190,319

	$6,863,250	$6,867,767

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Other non current assets:
Legal Deposits	$284,476	$428,926
Deposit in Court (Note 15)	5,184,940	—
Other	324,979	342,297

	$5,794,395	$771,223

	September 30,	September 30,	September 30,
	Estimated useful life (years)	December 31, 2011	December 31, 2010

Property and equipment, net:
Equipment	3-5	$18,725,090	$12,930,592
Land & Building	50	16,204,946	8,854,879
Furniture and fixtures	3-5	6,956,006	6,697,246
Software	3	5,265,323	3,447,549
Cars	3	435,790	362,962

		47,587,155	32,293,228
Accumulated depreciation		(16,709,436)	(11,475,516)

		$30,877,719	$20,817,712

MercadoLibre Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Depreciation and amortization:
Cost of net revenues	$833,898	$384,635	$308,260
Product and technology development	5,013,799	3,327,350	2,552,921
Sales and marketing	151,860	42,175	38,567
General and administrative	1,268,518	1,167,490	994,004

	$7,268,075	$4,921,650	$3,893,752

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Accounts payable and accrued expenses:
Accounts payable	$12,154,539	$11,527,279
Accrued expenses
Advertising	3,857,126	2,592,734
Professional fees	1,038,516	598,830
Other expense provisions	3,140,983	2,407,873
Other current liabilities	60,149	105,387

	$20,251,313	$17,232,103

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Current loans payable and other financial liabilities:
Car leasing financing (1)	146,194	100,031

	$146,194	$100,031

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Non current loans payable and other financial liabilities:
Car leasing financing (1)	$136,227	$188,846

	$136,227	$188,846

(1)	See note 15 – Capital Leases

MercadoLibre Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Non current other liabilities:
Provisions and contingencies	$1,765,242	$1,651,140
Other	32,648	258

	$1,797,890	$1,651,398

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	December 31, 2009

Accumulated other comprehensive income:
Foreign currency translation	$(37,968,003)	$(22,444,566)	$(23,793,048)
Unrealized gains on investments	1,394,887	71,733	41,466
Estimated tax loss on unrealized gains on investments	(470,230)	(26,206)	(13,836)

	$(37,043,346)	$(22,399,039)	$(23,765,418)

6.	Business Combinations, Goodwill and Intangible Assets

Business Combinations

On September 14, 2011, the Company completed, through one of its subsidiaries, Meli Participaciones S.L. (“ETVE” or “the Buyer”), the acquisition of the 60 % of outstanding membership interest of Autopark LLC, a limited liability company organized under the laws of Delaware, from Hasteny Trading S.A. (“Hasteny” or “the Seller”), a parent company organized under the laws of Uruguay, who owned all the shares of the capital stock of Autopark LLC.

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

September 30,
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

Business Combinations (Continued)

The Company recognized a goodwill because the acquired business is expected to expand the company’s business in Mexico and to strengthen the Company’s leadership position in that country.

Goodwill is not expected to be deductible for tax purposes.

The results of operations for periods prior to the acquisition, individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma information has not been presented.

Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Goodwill	$62,093,948	$60,496,314
Intangible assets with indefinite lives
- Trademarks	5,068,147	2,460,952
Amortizable intangible assets
- Licenses and others	2,798,112	2,606,402
- Non-compete agreement	1,270,807	1,241,357
- Customer list	1,742,087	1,607,097

Total intangible assets	$10,879,153	$7,915,808
Accumulated amortization	(4,384,296)	(3,774,641)

Total intangible assets, net	$6,494,857	$4,141,167

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

MercadoLibre Inc.

Notes to Consolidated Financial Statements

6.     Business Combinations, Goodwill and Intangible Assets (Continued)

Business Combinations (Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314
- Purchase of Autoplaza.com	—	—	—	6,663,045	—	—	—	6,663,045
- Effect of exchange rates changes	(1,467,206)	(1,780,552)	(719,429)	(1,066,829)	—	(80,542)	49,147	(5,065,411)

Balance, end of the year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948

	Year Ended December 31, 2010
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$12,565,062	$24,446,463	$6,734,405	$4,770,560	$4,846,030	$5,100,939	$1,359,287	$59,822,746
- Effect of exchange rates changes	565,587	(1,082,137)	562,483	255,063	—	347,129	25,443	673,568

Balance, end of the year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $1,038,096, $841,774 and $590,793 for the years ended December 31, 2011, 2010 and 2009, respectively.

Expected future intangible asset amortization from acquisitions completed as of December 31, 2011 is as follows:

September 30,
For year ended 12/31/2012	$816,656
For year ended 12/31/2013	307,755
For year ended 12/31/2014	160,579
For year ended 12/31/2015	85,040
For year ended 12/31/2016	56,680
Thereafter	—

$1,426,710

7.     Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

7.     Segments (Continued)

Until the end of the second quarter of 2010, the Company had two reportable business segments: marketplace and payments. The payments segment included charges for the use of the payments platform that allowed buyers to use credit cards for payments, and a financial charge when payments in installments were chosen. Since the third quarter of 2010, the Company has redefined its segment reporting eliminating the business segmentation between marketplace and payments segments because management has decided to cease charging to buyers a separate fee for using the payments platform in Brazil and Argentina, and rather allow all buyers to pay either directly to sellers or through the Company’s platform without a special charge. The former payment fees are now embedded in the MercadoLibre Marketplace fees. As a result, most of the revenue that used to be derived from the payments segment is no longer billed to buyers, and so management ceased the monitoring of the payment platform activity as a separate segment. Consequently, since the third quarter of 2010, the Company segment reporting is based on geographic areas, being this the new criteria used by management to evaluate the Company’s performance. MercadoPago continues charging a specific fee to its users when their payments are not related to a Mercadolibre marketplace transactions and a financing charge when the installment-payment option is chosen by marketplace and non-marketplace users. The Company’s segments are five including Brazil, Argentina, Mexico, Venezuela and Other Countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay). Segment reporting is based on geography as the main basis of segment breakdown to reflect the evaluation of the Company’s performance defined by the management.

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

The following tables summarize the financial performance of the Company’s reporting segments (the table related to the year ended December 31, 2009 has been restated accordingly):

MercadoLibre Inc.

Notes to Consolidated Financial Statements

7.     Segments (Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$165,905,789	$56,714,941	$22,275,213	$34,828,878	$19,206,804	$298,931,625
Direct costs	(96,910,310)	(23,463,871)	(12,472,204)	(13,287,279)	(10,062,446)	(156,196,110)

Direct contribution	68,995,479	33,251,070	9,803,009	21,541,599	9,144,358	142,735,515

Operating expenses and indirect costs of net revenues						(42,963,350)

Income from operations						99,772,165

Other income (expenses):
Interest income and other financial gains						9,905,829
Interest expense and other financial results						(3,648,733)
Foreign currency gains						2,353,005
Other income, net						73,894

Net income before income / asset tax expense						$108,456,160

	Year Ended December 31, 2010
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$122,825,076	$39,892,763	$18,950,450	$20,885,541	$14,161,883	$216,715,713
Direct costs	(73,393,467)	(19,649,506)	(11,723,168)	(9,875,510)	(7,785,914)	$(122,427,565)

Direct contribution	49,431,609	20,243,257	7,227,282	11,010,031	6,375,969	94,288,148

Operating expenses and indirect costs of net revenues						(19,689,585)

Income from operations						74,598,563

Other income (expenses):
Interest income and other financial gains						4,931,215
Interest expense and other financial results						(7,601,671)
Foreign currency loss						(62,447)

Net income before income / asset tax expense						$71,865,660

	Year Ended December 31, 2009
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$93,087,758	$26,737,937	$15,314,982	$27,331,095	$10,371,849	$172,843,621
Direct costs	(50,230,893)	(12,506,604)	(9,655,783)	(13,717,899)	(5,978,443)	$(92,089,622)

Direct contribution	42,856,865	14,231,333	5,659,199	13,613,196	4,393,406	80,753,999

Operating expenses and indirect costs of net revenues						(24,720,280)

Income from operations						56,033,719

Other income (expenses):
Interest income and other financial gains						2,695,109
Interest expense and other financial results						(13,357,554)
Foreign currency loss						(2,658,476)
Other expenses, net						—

Net income before income / asset tax expense						$42,712,798

The following table summarizes the allocation of the long-lived tangible assets based on geography:

MercadoLibre Inc.

Notes to Consolidated Financial Statements

7.     Segments (Continued)

	September 30,	September 30,
	December 31, 2011	December 31, 2010
US long-lived tangible assets	$5,976,544	$3,617,420

Other countries long-lived tangible assets
Argentina	14,316,612	13,580,175
Brazil	2,528,378	3,264,625
Mexico	409,707	68,878
Venezuela (*)	7,192,073	206,815
Other countries	454,405	79,799

	$24,901,175	$17,200,292

Total long-lived tangible assets	$30,877,719	$20,817,712

(*)

On June 2, 2011, the Company’s Venezuelan subsidiary acquired an office property of 992 square meters in a building located in Caracas, Venezuela. The purchase price of $6,626,433 million was paid in cash.

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	September 30,
	December 31, 2011	December 31, 2010
US intangible assets	$—	$3,507

Other countries goodwill and intangible assets
Argentina	22,407,558	24,825,718
Brazil	11,686,315	13,137,658
Mexico	13,709,353	5,043,335
Venezuela	6,599,584	6,595,866
Other countries	14,185,995	15,031,397

	$68,588,805	$64,633,974

Total goodwill and intangible assets	$68,588,805	$64,637,481

8.     Fair Value Measurement of Assets and Liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

MercadoLibre Inc.

Notes to Consolidated Financial Statements

8.     Fair Value Measurement of Assets and Liabilities (Continued)

	September 30,	September 30,	September 30,	September 30,
Description	Balances as of December 31, 2011	Quoted Prices in active markets for identical Assets (Level 1)	Balances as of December 31, 2010	Quoted Prices in active markets for identical Assets (Level 1)
Assets
Cash and Cash Equivalents:
Money Market Funds	$20,836,617	$20,836,617	$14,578,477	$14,578,477
Investments:
Asset backed securities	18,309,316	18,309,316	14,319,103	14,319,103
Sovereign Debt Securities	10,708,563	10,708,563	13,147,239	13,147,239
Corporate Debt Securities	17,824,331	17,824,331	11,381,761	11,381,761

Total financial Assets	$67,678,827	$67,678,827	$53,426,580	$53,426,580

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of December 31, 2011 and 2010, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of December 31, 2011, the Company had $72,019,726 of short-term investments, which consisted of time deposits. As of December 31, 2010, the Company had $45,340,944 of short-term and long-term investments, which consisted of time deposits. Those investments are accounted for at amortized cost which, as of December 31, 2011 and 2010, approximates their fair values.

As of December 31, 2011 and 2010, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in money market funds and bank deposits. In addition, the carrying value of accounts receivables, credit cards receivables, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities approximates their fair values because of its short term maturity.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

8.     Fair Value Measurement of Assets and Liabilities (Continued)

For the years ended December 31, 2011 and 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles. As of December 31, 2011 and 2010, the Company does not have any non-financial assets or liabilities measured at fair value.

As of December 31, 2011 and 2010, the fair value of short and long-term investments classified as available for sale securities are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Short-term investments
Sovereign Debt Securities	$1,554,448	$322	$—	$1,554,770
Corporate Debt Securities	1,375,006	—	(20,882)	1,354,124

Total Short-term investments	$2,929,454	$322	$(20,882)	$2,908,894

Long-term investments
Sovereign Debt Securities	$8,483,883	$669,910	$—	$9,153,793
Corporate Debt Securities	16,386,974	187,946	(104,713)	16,470,207
Asset Backed Securities (2)	17,647,012	715,749	(53,445)	18,309,316

Total Long-term investments	$42,517,869	$1,573,605	$(158,158)	$43,933,316

Total	$45,447,323	$1,573,927	$(179,040)	$46,842,210

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Short-term investments
Corporate Debt Securities	$398,752	$26	$(773)	$398,005

Total short-term investments	$398,752	$26	$(773)	$398,005

Long-term investments

Sovereign Debt Securities	$13,282,207	$98,958	$(233,926)	$13,147,239
Corporate Debt Securities	10,987,910	110,521	(114,675)	10,983,756
Asset Backed Securities (2)	14,107,501	439,239	(227,637)	14,319,103

Total long-term investments	$38,377,618	$648,718	$(576,238)	$38,450,098

Total	$38,776,370	$648,744	$(577,011)	$38,848,103

(1)

Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of December 31, 2011 and 2010.

(2)	Asset backed securities have investment grade credit ratings. These investments are collateralized by real estate and they are guaranteed by the U.S. Federal Government.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

8.     Fair Value Measurement of Assets and Liabilities (Continued)

As of December 31, 2011, the estimated fair values of short-term and long-term investments classified by its effective maturities are as follows:

September 30,
One year or less	$2,908,893
One year to two years	4,649,868
Two years to three years	9,450,793
Three years to four years	16,858,312
Four years to five years	2,713,862
More than five years	10,260,482

Total	$46,842,210

9.     Common Stock

Authorized, issued and outstanding shares

As of December 31, 2011, 2010 and 2009, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).

As of December 31, 2011 and 2010, there were 44,142,020 and 44,131,376 shares of Common Stock issued and outstanding with a par value of $0.001 per share, respectively.

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

10.     Mandatorily Redeemable Convertible Preferred Stock

As of December 31, 2011, 2010 and 2009, pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2011, 2010 and 2009, the Company has no preferred stock subscribed and nor issued.

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

MercadoLibre Inc.

Notes to Consolidated Financial Statements

11.     Compensation Plan for Outside Directors (Continued)

On June 10, 2009, the Company issued an aggregate of 2,305 shares of common stock and 8,350 restricted shares of common stock (the “Restricted Shares”) to the outside directors. The Restricted Shares vested in full in June 2010. Restricted Shares awarded to employees and directors were measured at their fair market value using the grant-date price of the Company’s shares. For the years ended December 31, 2011, 2010 and 2009, the Company recognized nil, $37,696 and $85,689, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

For the years ended December 31, 2011, 2010 and 2009, the Company also recognized nil, nil and $27,944, respectively, of compensation expense related to prior awards of restricted shares to the outside directors, which amounts are included in operating expenses in the accompanying consolidated statement of income.

On June 25, 2010, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted The MercadoLibre, Inc. 2010 Director Compensation Program (the “Plan”) for outside directors which is effective as of June 10, 2010. Under the terms of the plan, each outside director will receive an annual fee for services provided to the Company from June 10, 2010 to June 9, 2011 payable as follows: (a) a Non-Adjustable Board Service Award which means a fixed cash payment of $32,436 and (b) an Adjustable Award which means a fixed cash amount of $43,248 multiplied by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the next Annual Meeting divided by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the prior year’s Annual Meeting. The plan also included a Non-Adjustable Chair Service Award for services provided to the Company from June 10, 2010 to June 9, 2011. Under the terms of the plan, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $16,218, $12,974, $5,406 and $10,812, respectively. The total accrued compensation cost for the years ended December 31, 2011 and 2010 amounted to $294,582 and $280,247, respectively, and were included in operating expenses in the accompanying consolidated statement of income.

On June 14, 2011, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted The MercadoLibre, Inc. 2011 Director Compensation Program (the “Plan”) for outside directors which is effective as of June 14, 2011. Under the terms of the plan, each outside director will receive an annual fee for services provided to the Company from June 10, 2011 to June 9, 2012 payable as follows: (a) a Non-Adjustable Board Service Award which means a fixed cash payment of $37,703 and (b) an Adjustable Award which means a fixed cash amount of $50,271 multiplied by the average closing sale price of the Company’s share during the last

MercadoLibre Inc.

Notes to Consolidated Financial Statements

11.     Compensation Plan for Outside Directors (Continued)

30-trading day period as of the date of the next Annual Meeting divided by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the prior year’s Annual Meeting. The plan also included a Non-Adjustable Chair Service Award for services provided to the Company from June 10, 2011 to June 9, 2012. Under the terms of the plan, the Chair of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $18,852, $15,081, $6,284 and $12,568, respectively. The total accrued compensation cost for the year ended December 31, 2011 amounted to $276,368, and is included in operating expenses in the accompanying consolidated statement of income.

The total accrued compensation cost related to outside Directors for the years ended December 31, 2011, 2010 and 2009 in cash and equity awards amounts to $570,950, $402,107 and $305,632, respectively which were included in operating expenses.

12.     Stock Option Plan and Restricted Shares

Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

On June 10, 2009, the Annual Shareholders’ Meeting approved the adoption of the 2009 Equity Compensation Plan, which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” scheduled to expire in November 2009. The 2009 plan has reserved for issuance 294,529 shares of the Company’s common stock under the 1999 plan. As of December 31, 2011, there are 275,199 shares available for grant under the 1999 plan.

Stock Options

Stock option awards granted under the Plan are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Outstanding options granted under the Plan are fully vested and expire ten years after the date of grant.

Stock-based compensation expense related to stock options for the years ended December 31, 2011, 2010 and 2009 was nil, $244 and $1,752, respectively.

Stock-based compensation expense was based on the estimated portion of the awards that are expected to vest. As of December 31, 2011, total stock-based compensation is vested.

There was no granting during the period from January 1, 2007 to December 31, 2011.

Stock option activity is as follows:

MercadoLibre Inc.

Notes to Consolidated Financial Statements

12.   Stock Option Plan and Restricted Shares (Continued)

Stock Options (Continued)

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding, beginning of year	11,763	$1.69	18,889	$2.02
Exercised	(5,950)	1.88	(7,126)	2.55

Outstanding, end of the year	5,813	1.50	11,763	1.69

Exercisable, end of the year	5,813	$1.50	11,763	1.69

The following details the outstanding options at December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2011				December 31, 2010
	Outstanding		Exercisable		Outstanding		Exercisable
Exercise price	Number of options	Weighted-average remaining contractual life (years)	Number of options	Exercise price	Number of options	Weighted-average remaining contractual life (years)	Number of options
$1.50	5,813	2.63	5,813	$1.50	11,263	4.21	11,263
$6.00	-	-	-	$6.00	500	5.75	500

	5,813	2.63	5,813		11,763	4.28	11,763

Weighted average Exercise Price				Weighted average Exercise Price
- Options outstanding			$1.50	- Options outstanding			$1.69
- Options exercisable			$1.50	- Options exercisable			$1.69

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Aggregate intrinsic value
- Options outstanding	$453,647	$764,051
- Options exercisable	$453,647	$764,051

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $79.54 and $66.65 as of December 31, 2011 and 2010, respectively, and the exercise price multiplied by the number of options (outstanding and exercisable) as of December 31, 2011 and 2010.

Restricted Shares

On September 17, 2007, the Company awarded each of the two outside directors 1,000 Restricted Shares for their original grants. On January 24, 2008, the Company awarded a new outside director 600 Restricted Shares for his original grant. On May 6, 2008, the Board also designated a new director and a current director as outside directors, determining to extend the Company’s outside director compensation program to these two directors. On June 9, 2008, the Company awarded each of the two new outside directors 674 Restricted Shares for their original grants. As of December 31, 2011 and 2010, these shares are fully vested and are not restricted anymore.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

12. Stock	Option Plan and Restricted Shares (Continued)

Restricted Shares (Continued)

However, as described in Note 11, the 8,350 shares related to the second year of board service were restricted shares for the year ended December 31, 2009 and vested in the 2010 annual stockholder’s meeting. As of December 31, 2011, there are no unvested shares awarded to outside directors.

Based on the fair market value of the Company’s share at the grant date, total compensation cost for the 3,948 Restricted Shares awarded amounted to $149,470. For the year ended December 31, 2009, the Company recognized $27,944 of compensation expense related to these awards, which were included in operating expenses in the accompanying consolidated statement of income. No compensation expense related to these awards was recorded for the years ended December 31, 2011 and 2010.

The additional grants of shares for fixed amounts of US dollars were classified as liabilities in the accompanying consolidated balance sheet up to June 10, 2009, the issuance date. As from the issuance date, the outstanding liabilities amounting to $171,099 as well as all future compensation cost is classified as equity. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $nil, $37,696 and $85,689, respectively, of compensation expense related to these awards, which are included in operating expenses in the accompanying consolidated statement of income.

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

MercadoLibre Inc.

Notes to Consolidated Financial Statements

13.   Management incentive bonus plan (Continued)

•

If the purchase price is less than $20,000,000, then Participants shall be entitled to receive a stay bonus equal to 7.1% of the purchase price. Each Participant shall participate on this stay bonus based on its Participation Percentage.

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2011.

14.	Income Taxes

The components of pretax income in consolidated companies for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
United States	$(680,845)	$(757,843)	$(842,576)
Brazil	52,457,909	38,264,509	17,516,520
Argentina	23,855,329	17,131,466	11,462,508
Venezuela	16,839,295	9,272,804	7,838,746
Mexico	6,554,066	4,485,169	2,605,974
Other Countries	9,430,406	3,469,555	4,131,626

	$108,456,160	$71,865,660	$42,712,798

Income / Asset tax is composed of the following:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
Foreign	29,848,193	22,170,007	11,489,043

	29,848,193	22,170,007	11,489,043

Deferred:
Federal	2,114,486	416,098	—
Foreign	(340,950)	(6,785,532)	(2,512,958)

	1,773,536	(6,369,434)	(2,512,958)

	31,621,729	15,800,573	8,976,085

Asset Tax:
Federal	—	—	—
Foreign	38,092	40,068	527,920

	38,092	40,068	527,920

Income / asset tax expense	$31,659,821	$15,840,641	$9,504,005

MercadoLibre Inc.

Notes to Consolidated Financial Statements

14.     Income Taxes (Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2011, 2010 and 2009 to income before taxes:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net income before income tax	$108,456,160	$71,865,660	$42,712,798
Weighted average income tax rate	33%	34%	33%

Provision at blended tax rate	$35,727,808	$24,540,595	$14,083,389
Permanent differences:
Non-deductible expenses	2,528,463	1,286,090	338,873
Dividend distributions	2,132,063	622,334	1,246,218
Non-taxable income	(6,497,097)	(4,984,027)	(3,025,270)
Currency translation	(916,166)	(686,151)	(269,553)
Change in valuation allowance	(1,604,230)	(4,535,603)	(3,430,348)
True up	250,888	(442,665)	32,776

Income tax expense	$31,621,729	$15,800,573	$8,976,085

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Deferred tax assets
Allowance for doubtful accounts	$5,356,384	$4,034,439
Property and equipment, net	86,934	70,734
Accounts payable and accrued expenses	83,218	144,606
Payroll and social security payable	1,994,873	1,388,920
Other liabilities	308,764	270,746
Customer lists	61,957	72,478
Taxes payable	644,990	770,632
Provisions	2,640,679	2,308,378
Foreign tax credit	2,965,668	2,436,224
Tax loss carryforwards	4,365,413	9,207,470

Total deferred tax assets	18,508,880	20,704,627
Valuation allowance	(2,885,596)	(4,818,253)

Net deferred tax assets	15,623,284	15,886,374

Deferred tax liabilities
Unrealized net gains on investments	(470,230)	(26,206)
Property and equipment, net	(2,334,316)	(587,209)
Customer lists	(185,123)	(189,906)
Non compete agreement	(92,828)	(86,639)
Outside basis dividends	(3,794,007)	(2,806,200)
Trademarks	(1,643,205)	(861,333)
Foreign exchange effect	(150,897)	(610,206)

Total deferred tax liabilities	(8,670,606)	(5,167,699)

	$6,952,678	$10,718,675

MercadoLibre Inc.

Notes to Consolidated Financial Statements

14.     Income Taxes (Continued)

The total amount of $6,952,678 for the year ended December 31, 2011, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $9,131,638, $6,491,646 and $8,670,606, respectively.

The total amount of $10,718,675 for the year ended December 31, 2010, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $12,911,256, $2,975,118 and $5,167,699, respectively.

As of December 31, 2011, consolidated loss carryforwards for income tax purposes were $14,681,274. If not utilized, tax loss carryforwards will begin to expire as follows:

September 30,
2012	$114
2013	814,860
2014	1,474,698
2015	274,653
Thereafter	12,116,949

Total	$14,681,274

In addition, as of December 31, 2011 we had $3,794,007 of tax credit carryforwards that we estimate will be fully used in 2013. These tax credit carryforwards expire in 2021.

During the years ended December 31, 2011 and 2010, the Company has reversed $1,955,723 and $4,648,574, respectively related to certain foreign and domestic valuation allowances based on the assessment that it is more likely than not that the deferred tax asset will be realized.

We have not considered $64.3 million of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2011 for U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in our international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of December 31, 2011, the Company had established reserves for proceeding-related contingencies of $1,765,242 to cover legal actions against the Company. In addition, as of December 31, 2011 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $2,359,960.

No loss amount has been accrued for such possible legal actions of which most significant (individually or in the aggregate) are described below.

As of December 31, 2011, 398 legal actions were pending in the Brazilian ordinary courts, 8 of which were related to alleged intellectual property infringement. In addition, as of December 31, 2011, there were 1,983 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

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

Litigation and Other Legal Matters (Continued)

decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending. In the opinion of the Company’s legal counsel, as of December 31, 2011, the amount of $213,242 was not reserved since it was considered reasonably possible but not probable.

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

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate at that moment. In 2007 the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009 the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which maintained the reduction of the Infraction. As of the date of these financial statements, the total amount of the claim is approximately $ 5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the

MercadoLibre Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

City of São Paulo Tax Claim (Continued)

Company made a deposit in court of approximately R$ 9.5 million or $ 5.2 million, according to the exchange rate at December 31, 2011, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil order to contest the taxes and fines asserted by the Tax Authorities. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the Income Tax for the 2006 period in an approximate amount of R$ 5.2 million or $2.8 million, according to the exchange rate at December 31, 2011. On September 30, 2011 the Company presented administrative defenses against the tax authorities’ claim. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

State of São Paulo Customer Service Level Claim

On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support. On November 17, 2010, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 08, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented recourse to the lower court; even though, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would start running as of July 11, 2011. On April 20, 2011 the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May 4, 2011. On November 29, 2011, the state prosecutor signed an agreement with the Brazilian subsidiary and presented a motion for dismissal of the case. On January 16, 2012, Instituto Barão de Mauá de Defesa de Vítimas e Consumidores contra Entes Poluidores e Maus Fornecedoreas, a consumer protection entity which had joined the case as a co-plaintiff, presented a petition manifesting its partial disagreement with the commitments assumed by the Company. A judge’s decision is pending. In the opinion of the Company’s management and its legal counsel the risk associated with this claim is considered remote.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 07, 2011, the Company was summoned of the lawsuit. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.

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

Operating leases

The Company has leases for office space in the various countries it operates in. Total rental expense amounted to approximately $2,275,171, $2,388,445, and $2,363,566 for the years ended December 31, 2011, 2010 and 2009, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

September 30,
For the year ended December 31, 2012	$1,568,217
For the year ended December 31, 2013	1,368,067
For the year ended December 31, 2014	908,134
For the year ended December 31, 2015	187,709
Thereafter	65,590

$4,097,717

MercadoLibre Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

Capital leases

On February 22, 2010, our Argentina subsidiary signed a car lease contract to buy 12 cars for certain employees. The remaining liability related to this lease contract amounts to $128,944 and matures in July 2013.

In addition, during September of 2011, the Company signed another car lease contract to buy 8 cars for certain employees of the Company. The total lease contract amounts to $153,477 and matures in September 2014.

Employment Contracts

Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $1,340,000 per year, a performance based estimated bonus aggregating to approximately $1,330,000 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.

Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in Note 16. Under the 2008 Plan the executive officers of the Company will receive approximately $156,740 and 2,986 shares in a period of 3 months. In addition, under the 2009 Plan the executive officers of the Company will receive approximately $2,021,757 in a period of 5 years and 3 months. Under the 2010 Plan the executive officers of the Company will receive approximately $4,338,173 in a period of 6 years and 3 months. At last, under the 2011 Plan the executive officers of the Company will receive approximately $4,881,174 in a period of 7 years and 3 months.

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

In March 2009, the abovementioned 17% related to Year 1 was paid. In April 2010, the Company paid the 22% related to the Year 2, and in April 2011, the Company paid the 27% related to the Year 3.

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

The total compensation cost of the 2008 LTRP amounts to approximately $1.6 million including cash and shares. The 21,591 shares granted were valued at the grant-date fair market value of $36.8 per share. For the year ended December 31, 2011, the related accrued compensation expense was $98,451 corresponding $49,246 to the share portion of the award credited to Additional Paid-in Capital and $49,205 to the cash portion included in the Balance Sheet as Payroll and social security payable. For the year ended December 31, 2010, the related accrued compensation expense was $246,357 corresponding $103,720 to the share portion of the award credited to Additional Paid-in Capital and $142,637 to the cash portion included in the Balance Sheet as Payroll and social security payable. As of December 31, 2009, the related accrued compensation expense was $398,175 corresponding $155,470 to the share portion of the award credited to Additional Paid-in Capital and $242,705 to the cash portion which includes the Social security payable.

The following table summarizes the number of shares for each of the following groups:

	September 30,	September 30,	September 30,
	December 31,	December 31,	December 31,
Number of Shares	2011	2010	2009

Granted	21,591	21,591	21,591
Non-vested at the beginning of the year	10,163	15,015	21,591
Non-vested at the end of the year	5,098	10,163	15,015
Forfeited	4,220	3,847	2,976
Vested and paid to the employees	12,273	7,581	3,600
Outstanding	5,098	10,163	15,015

The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at December 31, 2011:

	September 30,	September 30,	September 30,
	Outstanding
	December 31,	December 31,	December 31,
	2011	2010	2009

Shares Outstanding	5,098	10,163	15,015

Closing price of share	79.54	66.65	51.87
Weighted average exercise price	—	—	—

Intrinsic value	79.54	66.65	51.87

Aggregate intrinsic value	405,495	677,313	778,828

MercadoLibre Inc.

Notes to Consolidated Financial Statements

16.	Long Term Retention Plan (Continued)

The following table summarizes the aggregate intrinsic value and the weighted –average remaining contractual life of the shares paid at the end of December 31, 2011, under the 2008 LTRP:

	September 30,	September 30,	September 30,
	December 31,	December 31,	December 31,
	2011	2010	2009
Aggregate intrinsic value
- Shares outstanding	405,495	677,313	$778,828
- Shares paid	389,367	191,920	61,740
Weighted-average remaining contractual life (years)	0.25	0.81	1.39

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010		December 31, 2009
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)

Outstanding LTRP 2009	5,070,581	2.75	5,095,701	3.25	4,457,346	3.75
Outstanding LTRP 2010	3,818,221	3.25	4,283,526	3.75	—	—
Outstanding LTRP 2011	3,754,634	3.72	—	—

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

MercadoLibre Inc.

Notes to Consolidated Financial Statements

16.	Long Term Retention Plan (Continued)

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009

LTRP 2008	$98,451	$246,357	$398,175
LTRP 2009	1,457,838	1,675,185	1,503,773
LTRP 2010	1,330,238	1,657,952	—
LTRP 2011	1,519,760	—	—

	$4,406,287	$3,579,494	$1,901,948

17.	Share Repurchase Plan

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

During March 2009, the Company sold written put options of its own shares. The following table summarizes the written put option transactions made in the first quarter of 2009:

MercadoLibre Inc.

Notes to Consolidated Financial Statements

17.	Share Repurchase Plan (Continued)

September 30,
Total

Number of Shares	226,000
Premium	302,997
Average Price	1.34
Commissions and other fees	(6,782)
Cash received	296,215

These put options were not exercised at the expiration date and for that reason, during the first half of 2009, the Company recognized a gain of $302,997.

No additional written put option transactions were made since the second quarter of 2009. As of December 31, 2011 and 2010 there was no written put options transaction outstanding.

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

Curtidos San Luis S.A.

Until February 22, 2011, the Company leased office space from Curtidos San Luis S.A. Immediate family of Marcos Galperin (CEO) are managers and shareholders of the controlling company of Curtidos San Luis S.A. After February 14, 2011, the Company’s Argentine subsidiary moved its headquarters and Argentine operation offices to a new own office building located in the City of Buenos Aires. During the years ended December 31, 2011, 2010 and 2009, the Company recognized expenses from Curtidos San Luis S.A. totaling $253,924, $872,768 and $903,094, respectively. As of December 31, 2011, the Company estimates a partial recovery of the lease contract escrow for $16,553.

As of December 31, 2011 and 2010, the amounts payable to this supplier were $46,825 and $3,352, respectively.

MercadoLibre Inc.

Notes to Consolidated Financial Statements

18.	Related Party Transactions (Continued)

Curtidos San Luis S.A. (Continued)

During the year ended December 31, 2011, the Company bought VAT credits from Curtidos San Luis S.A. The Company recognized a gain for $24,095 related to the discount received in the transaction. As of December 31, 2011, there are no receivables related to these transactions.

eBay Inc.

The Company had an agreement with eBay for the use of marketing software, a paid search bidding tool, and 50% time of an analyst to manage it at eBay headquarters. During the year ended December 31, 2011, the Company recognized expenses from eBay Inc. for a total amount of $199,697. As of December 31, 2011, the amount payable to this supplier was $268.

19.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,
		Charged /
	Balance at	credited to	Charges	Balance
	beginning of	Net income /	Utilized /	at end of
	year	(loss)	Write-offs	year
Allowance for doubtful accounts
Year ended December 31, 2009	8,510,127	9,681,048	(14,493,168)	3,698,007
Year ended December 31, 2010	3,698,007	15,093,326	(7,230,765)	11,560,568
Year ended December 31, 2011	11,560,568	17,560,508	(13,169,579)	15,951,497

Credit cards receivable allowance for chargebacks
Year ended December 31, 2009	167,020	572,555	(652,026)	87,549
Year ended December 31, 2010	87,549	46,083	—	133,632
Year ended December 31, 2011	133,632	1,376,361	(1,304,886)	205,107

Tax valuation allowance
Year ended December 31, 2009	11,652,192	(897,123)	(1,485,674)	9,269,395
Year ended December 31, 2010	9,269,395	(3,946,289)	(504,853)	4,818,253
Year ended December 31, 2011	4,818,253	(1,878,518)	(54,139)	2,885,596

Contingencies
Year ended December 31, 2009	1,050,316	1,543,438	(1,354,174)	1,239,580
Year ended December 31, 2010	1,239,580	1,735,239	(1,326,285)	1,648,534
Year ended December 31, 2011	1,648,534	2,178,717	(2,062,009)	1,765,242

MercadoLibre Inc.

Notes to Consolidated Financial Statements

20.	Quarterly Financial Data (Unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2011

Net Revenues	$61,459,668	$69,378,160	$81,628,144	$86,465,653
Gross profit	47,127,964	52,439,042	61,567,671	65,741,114
Net Income	14,057,634	14,820,826	26,296,449	21,621,431
Net Income per share-basic	0.32	0.34	0.60	0.47
Net Income per share-diluted	0.32	0.34	0.60	0.47
Weighted average shares
Basic	44,131,383	44,138,105	44,141,925	44,142,020
Diluted	44,147,667	44,152,296	44,151,218	44,152,658

2010

Net Revenues	$45,937,774	$52,510,331	$55,951,378	$62,316,230
Gross profit	36,044,723	41,098,770	44,500,459	48,521,916
Net Income	9,620,601	11,673,962	18,790,963	15,939,493
Net Income per share-basic	0.22	0.26	0.43	0.36
Net Income per share-diluted	0.22	0.26	0.43	0.36
Weighted average shares
Basic	44,113,595	44,121,087	44,129,762	44,131,376
Diluted	44,149,700	44,145,255	44,151,367	44,151,762

2009

Net Revenues	$32,322,501	$40,901,799	$50,599,276	$49,020,045
Gross profit	25,688,515	32,306,322	40,208,605	38,682,129
Net Income	5,391,176	6,679,779	9,852,268	11,285,570
Net Income per share-basic	0.12	0.15	0.22	0.26
Net Income per share-diluted	0.12	0.15	0.22	0.26
Weighted average shares
Basic	44,069,134	44,074,462	44,088,936	44,108,207
Diluted	44,130,866	44,127,208	44,138,031	44,143,281

21.	Cash Dividend Distribution

During the fiscal year ended December 31, 2011, the Company approved cash dividends for a total amount of $14.1 million or $0.32 per share, which had all been paid as of the year-end, except for the one approved in October 2011, consisting of $3,531,362 or $0.08 per share, which was paid on January 17, 2012.

On February 17, 2012, the Board of Directors approved a quarterly cash dividend of $4.8 million on our outstanding shares of common stock. The dividend is payable on April 16, 2012 to stockholders of record as of the close of business on March 30, 2012.

*    *    *    *

