Form 10-Q
period 2012-03-31
MERCADOLIBRE INC
filed 2012-05-09
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

44,147,120 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 2, 2012.

MERCADOLIBRE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MercadoLibre, Inc.

Condensed Consolidated Financial Statements

as of March 31, 2012 and December 31, 2011

and for the three-month periods

ended March 31, 2012 and 2011

MercadoLibre, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$75,874,938	$67,381,677
Short-term investments	82,722,150	74,928,620
Accounts receivable, net	16,338,071	16,815,087
Credits Cards Receivables	23,964,431	23,855,689
Prepaid expenses	1,955,533	1,269,594
Deferred tax assets	9,949,385	9,131,638
Other assets	6,394,655	6,863,250

Total current assets	217,199,163	200,245,555
Non-current assets:
Long-term investments	43,084,473	43,933,316
Property and equipment, net	33,117,055	30,877,719
Goodwill, net	63,935,487	62,093,948
Intangible assets, net	6,626,787	6,494,857
Deferred tax assets	6,537,804	6,491,646
Other assets	6,068,687	5,794,395

Total non-current assets	159,370,293	155,685,881

Total assets	$376,569,456	$355,931,436

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$21,727,978	$20,251,313
Funds payable to customers	70,486,512	69,216,185
Payroll and social security payable	13,145,102	13,525,293
Taxes payable	9,888,797	11,633,178
Loans payable and other financial liabilities	142,687	146,194
Dividends payable	4,812,036	3,531,362

Total current liabilities	120,203,112	118,303,525
Non-current liabilities:
Payroll and social security payable	3,950,099	3,844,172
Loans payable and other financial liabilities	101,249	136,227
Deferred tax liabilities	8,481,593	8,670,606
Other liabilities	2,153,587	1,797,890

Total non-current liabilities	14,686,528	14,448,895

Total liabilities	$134,889,640	$132,752,420

Commitments and contingencies (Note 8)

Redeemable noncontrolling interest	$4,000,000	$4,000,000

Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,147,120 and 44,142,020 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	$44,147	$44,142
Additional paid-in capital	120,463,063	120,452,032
Retained earnings	150,867,488	135,726,188
Accumulated other comprehensive loss	(33,694,882)	(37,043,346)

Total Equity	237,679,816	219,179,016

Total liabilities, redeemable noncontrolling interest and equity	$376,569,456	$355,931,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Income

For the three-month periods ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net revenues	$83,736,006	$61,459,668
Cost of net revenues	(21,096,297)	(14,331,703)

Gross profit	62,639,709	47,127,965

Operating expenses:
Product and technology development	(7,586,074)	(5,156,890)
Sales and marketing	(17,427,679)	(13,228,942)
General and administrative	(12,695,212)	(9,450,977)

Total operating expenses	(37,708,965)	(27,836,809)

Income from operations	24,930,744	19,291,156

Other income (expenses):
Interest income and other financial gains	3,088,560	1,873,768
Interest expense and other financial charges	(77,317)	(628,950)
Foreign currency loss	(1,032,978)	(500,655)
Other income / (loss), net	(4,252)	20,344

Net income before income / asset tax expense	26,904,757	20,055,663

Income / asset tax expense	(7,267,719)	(5,998,029)

Net income	$19,637,038	$14,057,634

Less: Net Income attributable to Noncontrolling Interest	2,428	—

Net income attributable to MercadoLibre, Inc.	$19,634,610	$14,057,634

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Basic EPS
Basic net income attributable to MercadoLibre, Inc. per common share	$0.45	$0.32

Weighted average shares	44,142,076	44,131,383

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc. per common share	$0.45	$0.32

Weighted average shares	44,147,796	44,147,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net income	$19,637,038	$14,057,634

Other comprehensive income, net of income tax:
Currency traslation adjustment	3,579,147	888,874
Unrealized net gains (loss) on investments	693,974	(18,200)
Realized net gain on investments	(924,657)	(45,527)

Net change in accumulated other comprehensive income, net of income tax	3,348,464	825,147

Comprehensive income	$22,985,502	$14,882,781

Less: Comprehensive Income attributable to Noncontrolling Interest	302,248	—

Comprehensive income attributable to MercadoLibre, Inc.	$22,683,254	$14,882,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three-month periods ended March 31, 2012 and 2011 (unaudited)

			Additional paid-in capital
	Common stock			Retained Earnings / (Acumulated	Accumulated other comprehensive	Total
	Shares	Amount		Deficit)	loss	Equity
Balance as of December 31, 2010	44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270
Stock options exercised	590	1	884	—	—	885
Stock-based compensation LTRP	—	—	33,710	—	—	33,710
Dividend distribution	—	—	—	(3,530,510)	—	(3,530,510)
Net income	—	—	—	14,057,634	—	14,057,634
Currency translation adjustment	—	—	—	—	888,874	888,874
Unrealized net loss on investments	—	—	—	—	(18,200)	(18,200)
Realized net gain on investments	—	—	—	—	(45,527)	(45,527)

Balance as of March 31, 2011	44,131,966	$44,132	$120,426,216	$84,208,680	$(21,573,892)	$183,105,136

Stock options exercised	5,360	5	10,285	—	—	10,290
Stock-based compensation LTRP	—	—	15,536	—	—	15,536
Dividend distribution	—	—	—	(10,594,058)	—	(10,594,058)
LTRP shares issued	4,694	5	(5)	—	—	—
Change in Redeemable amount of noncontrolling interest	—	—	—	(610,853)	—	(610,853)
Net income	—	—	—	62,722,419	—	62,722,419
Currency translation adjustment	—	—	—	—	(16,412,311)	(16,412,311)
Unrealized net gains on investments	—	—	—	—	942,857	942,857
Realized net gains on investments	—	—	—	—	—	—

Balance as of December 31, 2011	44,142,020	$44,142	$120,452,032	$135,726,188	$(37,043,346)	$219,179,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three-month periods ended March 31, 2012 and 2011 (unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2011	44,142,020	$44,142	$120,452,032	$135,726,188	$(37,043,346)	$219,179,016

Stock-based compensation LTRP	—	—	11,036	—	—	11,036
Dividend distribution	—	—	—	(4,812,036)	—	(4,812,036)
LTRP shares issued	5,100	5	(5)	—	—	—
Change in redeemable amount of noncontrolling interest	—	—	—	316,298	—	316,298
Net income	—	—	—	19,637,038	—	19,637,038
Currency translation adjustment	—	—	—	—	3,579,147	3,579,147
Unrealized net gains on investments	—	—	—	—	693,974	693,974
Realized net gain on investments	—	—	—	—	(924,657)	(924,657)

Balance as of March 31, 2012	44,147,120	$44,147	$120,463,063	$150,867,488	$(33,694,882)	$237,679,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2012 and 2011 (unaudited)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operations:
Net income	$19,637,038	$14,057,634
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income attributable to Noncontrolling Interest	2,428	—
Depreciation and amortization	1,966,624	1,541,143
Accrued interest	(816,543)	(575,613)
LTRP accrued compensation	1,849,633	1,170,710
Deferred income taxes	(190,810)	316,866
Changes in assets and liabilities:
Accounts receivable	1,803,522	(378,620)
Credit Card Receivables	(116,468)	479,325
Prepaid expenses	(673,723)	71,641
Other assets	493,886	(70,095)
Accounts payable and accrued expenses	(6,375,961)	(4,754,255)
Funds payable to customers	(159,063)	3,072,102
Provisions	1,407,480	18,026
Other liabilities	158,139	220,113

Net cash provided by operating activities	18,986,182	15,168,977

Cash flows from investing activities:
Purchase of investments	(86,658,793)	(99,069,739)
Proceeds from sale and maturity of investments	83,583,664	80,823,544
Purchases of intangible assets	(31,508)	(73,405)
Purchases of property and equipment	(3,696,281)	(2,886,154)

Net cash used in investing activities	(6,802,918)	(21,205,754)

Cash flows from financing activities:
Dividends paid	(3,531,362)	—
Stock options exercised	—	885

Net cash provided in financing activities	(3,531,362)	885

Effect of exchange rate changes on cash and cash equivalents	(158,641)	173,684

Net increase in cash and cash equivalents	8,493,261	(5,862,208)
Cash and cash equivalents, beginning of the period	67,381,677	56,830,466

Cash and cash equivalents, end of the period	$75,874,938	$50,968,258

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$20,646	$13,889
Cash paid for income and asset taxes	$10,015,712	$7,898,283

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

As of March 31, 2012, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. These interim condensed consolidated financial statements are stated in US dollars. All intercompany transactions and balances have been eliminated.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Basis of presentation (Continued)

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.5% and 99.7% of the consolidated totals during the three-month periods ended March 31, 2012 and 2011, respectively. Long-lived assets located in the foreign operations totaled $96,491,563 and $93,489,980 as of March 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents as well as short and long-term investments, totaling $201,681,561 and $186,243,613 at March 31, 2012 and December 31, 2011, respectively, are mainly located in the United States of America and in the Company’s main locations.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2012 and December 31, 2011. These statements also show the Company’s consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2012 and 2011, its consolidated statement of shareholders’ equity and its consolidated statement of cash flows for the three months ended March 31, 2012 and 2011. These statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by generally accepted accounting principles in the United States of America for annual consolidated financial statements are not included herein, these interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012. The condensed consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the periods presented are not necessarily indicative of results expected for any future period.

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

Services are separately recognized as revenue according to the following criteria described for each type of services:

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Revenue recognition (Continued)

- Services for intermediation between on-line buyers and sellers, for which the company charges a percentage on the transaction value (“final value fees”), are recognized as revenue once the sale transaction between the buyer and seller is successfully completed (which occurs upon confirmation of the sale by the seller).

- Services for the use of the Company’s on-line payments solution, for transactions off-platform ordered by MercadoPago customers. The Company does not charge a separate fee for on-platform transactions in certain countries. The fee that we charge for all off-marketplace platform transactions is recorded as revenue once the transaction is completed, at the time when the payment is processed by the Company. For on-marketplace platform transactions, we generate revenue in the countries where we offer the service in a way that implies that the customer has to pay an additional fee for the right to use the payments solution. We also generate revenues as a result of offering financing to our MercadoPago users, either directly or when we elect to sell the corresponding financial assets to financial institutions.

- Listing and optional feature services, which fees relate to the right of a seller to have the item offered listed in a preferential way, as well as classified advertising services, are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and is not subject to successful sale of the items listed.

- Advertising revenues such as the sale of banners are recognized on accrual basis, and MercadoClics services or sponsorship of sites are recognized based on per-click values and as the impressions are delivered.

Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since the year ended December 31, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency loss” and amounted to $1,032,978 and $500,655 for the three-month periods ended March 31, 2012 and 2011, respectively.

Until September 30, 2009, the Company translated its Venezuelan subsidiaries assets, liabilities, income and expense accounts at the official rate of 2.15 “Bolivares Fuertes” per US dollar.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affected the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated using the parallel exchange rate resulting in the recognition in that quarter of a currency translation adjustment of $16,977,276 recorded in accumulated other comprehensive income. The average exchange rate used for translating the fourth quarter of 2009 results was 5.67 “Bolivares Fuertes” per US dollar and the year-end exchange rate used for translating assets and liabilities was 6.05 “Bolivares Fuertes” per US dollar.

As of the date of these interim condensed consolidated financial statements the Company did not buy US dollars at the official rate of 2.15 “Bolivares Fuertes” per US dollar.

According to US GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering as if the US dollar was the functional currency. See “Highly inflationary status in Venezuela” below.

Therefore, no translation effect was accounted for in other comprehensive income since January 1, 2010 related to our Venezuelan operations.

The Venezuelan Central Bank is the only institution through which foreign currency-denominated transactions can be brokered. Under this system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela can buy U.S. dollar–denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

As of March 31, 2012, the exchange rate used to re-measure transactions was 5.30 “Bolivares Fuertes” per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

	March 31,	March 31,
	2012	2011
Venezuelan operations
Net Revenues	$11,241,572	$6,770,453

	March 31,	December 31,
	2012	2011
Assets	33,729,830	31,074,871
Liabilities	(9,941,851)	(10,414,881)

Net Assets	$23,787,979	$20,659,990

As of March 31, 2012, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amount to approximately 10.0% of our consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 8.6% of our consolidated cash and investments.

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Taxes on revenues

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as cost of revenues. Taxes on revenues totaled $5,452,197 and $4,461,547 for the three-month periods ended March 31, 2012 and 2011, respectively.

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

From fiscal year 2008, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2014. Aggregate tax benefit totaled $1,971,478 and $1,206,609 for the three-month periods ended March 31, 2012 and 2011, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $ 0.04 and $0.03 for the three-month periods ended March 31, 2012 and 2011, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

On August 17, 2011, the Argentine government issued a new software development Law which is still waiting for the regulatory decree. If the Company qualifies under the new software development law, the current income tax relief could slightly decrease but will extend its tax holiday, which would otherwise finish in 2014, for an additional five years, to 2019 and would obtain some other fiscal benefits.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Income and Asset Taxes (Continued)

As of March 31, 2012 and December 31, 2011, MercadoLibre, Inc has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $2,519,254 and $2,965,668, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts, depreciation, amortization, impairment and useful lives of long-lived assets, compensation cost related to cash and share-based compensation, recognition of current and deferred income taxes and contingencies. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income (loss), net of income tax, and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries (except Venezuela since January 1, 2010, see Foreign Currency Translation) and unrealized gains on investments classified as available-for-sale securities. Total comprehensive income, attributable to MercadoLibre Inc, for the three-month periods ended March 31, 2012 and 2011 amounted to $22,683,254 and $14,882,781, respectively.

Redeemable Noncontrolling Interest

In September 2011, the Company acquired the 60% of the shares of AP Clasificados S.R.L. de C.V. (“AP Clasificados”), as well as signed a call and put option agreement to acquire the remaining 40% of those shares (See note 4 “Business Combinations, Goodwill and Intangible Assets” for more detail). According to the signed agreement, the price for the remaining 40% call or put options will be determined by greater of (i) $4,000,000 and (ii) the amount resulting from multiplying (A) the percentage of the seller’s interests as of the exercise date of the Call/Put option by (B) an amount equal to 3.5 times the amount of invoiced sales of the Business for the twelve months period ending on the exercise date.

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

Redeemable noncontrolling interest is not considered to be permanent equity and is reported in the mezzanine section between liabilities and equity in the consolidated balance sheet for a total amount of $4,000,000 at March 31, 2012. The noncontrolling interest was measured at its estimated redemption value according to the abovementioned agreed conditions. Changes between the estimated redemption value and its carrying amount as of the period-end were recorded in retained earnings.

3. Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options and shares granted under the 2008 Long Term Retention Plan under the Company’s stock based employee compensation plans.

The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$19,637,038	$19,637,038	$14,057,634	$14,057,634

Net income attributable to Noncontrolling interests	(2,428)	(2,428)	—	—

Change in redeemable amount of noncontrolling interest	316,298	316,298	—	—

Net income attributable to MercadoLibre, Inc.corresponding to common stock	$19,950,908	$19,950,908	$14,057,634	$14,057,634

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Net income per share (Continued)

Net income per share of common stock is as follows for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. per common share	$0.45	$0.45	$0.32	$0.32

Numerator:
Net income attributable to MercadoLibre, Inc.	$19,950,908	$19,950,908	$14,057,634	$14,057,634

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,142,076	44,142,076	44,131,383	44,131,383
Adjustment for stock options	—	5,720	—	11,474
Adjustment for shares granted under LTRP	—	—	—	4,810

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,142,076	44,147,796	44,131,383	44,147,667

The calculation of diluted net income per share excludes all anti-dilutive shares. During the three-month periods ended March 31, 2012 and 2011, there were no anti-dilutive shares.

4. Business Combinations, Goodwill and Intangible Assets

Business Combinations

On September 14, 2011, the Company completed, through one of its subsidiaries, Meli Participaciones S.L. (“ETVE” or “the Buyer”), the acquisition of the 60 % of outstanding membership interest of Autopark LLC, a limited liability company organized under the laws of Delaware, from Hasteny Trading S.A. (“Hasteny”or “the Seller”), a parent company organized under the laws of Uruguay, who owned all the shares of the capital stock of Autopark LLC.

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

Business Combinations (Continued)

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Business Combinations, Goodwill and Intangible Assets (Continued)

Business Combinations (Continued)

Assets acquired were valued at their respective fair values at the acquisition date accordingly to U.S. GAAP. The valuation of identifiable intangible assets acquired as well as non-controlling interest reflects management’s estimates based on, among other factors, use of established valuation methods. The identifiable intangible assets consist of trademarks and domains, customer lists and non-compete agreements. Management of the Company estimates that trademarks have an indefinite useful life, for that reason, these intangible assets are not amortized but they are subject to an annual impairment test. Intangible assets associated with customer list and non-compete agreements are amortized over a five year period.

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

Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2012	2011
Goodwill	$63,935,487	$62,093,948
Intangible assets with indefinite lives
- Trademarks	5,363,349	5,068,147
Amortizable intangible assets
- Licenses and others	2,808,875	2,798,112
- Non-compete agreement	1,304,151	1,270,807
- Customer list	1,795,001	1,742,087

Total intangible assets	$11,271,376	$10,879,153
Accumulated amortization	(4,644,589)	(4,384,296)

Total intangible assets, net	$6,626,787	$6,494,857

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Business Combinations, Goodwill and Intangible Assets (Continued)

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2012 and the year ended December 31, 2011, are as follows:

	Period ended March 31, 2012
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948
- Effect of exchange rates changes	343,739	(369,670)	428,566	945,932	—	475,320	17,652	1,841,539

Balance, end of the period	$12,007,182	$21,214,104	$7,006,025	$11,567,771	$4,846,030	$5,842,846	$1,451,529	$63,935,487

	Year ended December 31, 2011
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314
- Purchase of Autoplaza.com	—	—	—	6,663,045	—	—	—	6,663,045
- Effect of exchange rates changes	(1,467,206)	(1,780,552)	(719,429)	(1,066,829)	—	(80,542)	49,147	(5,065,411)

Balance, end of the year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $268,163 and $236,121 for the three-month periods ended March 31, 2012 and 2011, respectively.

Expected future intangible asset amortization completed as of March 31, 2012 is as follows:

For year ended 12/31/2012	$461,383
For year ended 12/31/2013	455,163
For year ended 12/31/2014	184,970
For year ended 12/31/2015	99,948
Thereafter	61,974

$1,263,438

5. Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown to reflect the evaluation of the Company’s performance defined by the management. The Company’s segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$42,164,654	$18,116,469	$6,583,865	$11,241,572	$5,629,446	$83,736,006
Direct costs	(25,743,214)	(8,122,935)	(3,646,637)	(4,847,335)	(2,815,667)	(45,175,788)

Direct contribution	16,421,440	9,993,534	2,937,228	6,394,237	2,813,779	38,560,218
Operating expenses and indirect costs of net revenues						(13,629,474)

Income from operations						24,930,744

Other income (expenses):
Interest income and other financial gains						3,088,560
Interest expense and other financial results						(77,317)
Foreign currency loss						(1,032,978)
Other losses, net						(4,252)

Net income before income / asset tax expense						$26,904,757

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Segments (Continued)

	Three Months Ended March 31, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$34,723,195	$10,579,932	$5,234,333	$6,770,453	$4,151,755	$61,459,668
Direct costs	(20,075,608)	(4,427,098)	(2,716,359)	(3,069,739)	(2,100,316)	(32,389,120)

Direct contribution	14,647,587	6,152,834	2,517,974	3,700,714	2,051,439	29,070,548
Operating expenses and indirect costs of net revenues						(9,779,392)

Income from operations						19,291,156

Other income (expenses):
Interest income and other financial gains						1,873,768
Interest expense and other financial results						(628,950)
Foreign currency loss						(500,655)
Other income, net						20,344

Net income before income / asset tax expense						$20,055,663

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	March 31,	December 31,
	2012	2011
US long-lived tangible assets	$7,158,884	$5,976,544
Other countries long-lived tangible assets
Argentina	14,435,776	14,316,612
Brazil	2,364,730	2,528,378
Mexico	430,039	409,707
Venezuela (*)	7,870,266	7,192,073
Other countries	857,360	454,405

	$25,958,171	$24,901,175

Total long-lived tangible assets	$33,117,055	$30,877,719

(*)	On June 2, 2011, the Company’s Venezuelan subsidiary acquired an office property of 992 square meters in a building located in Caracas, Venezuela. The purchase price of $6,626,433 million was paid in cash.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Segments (Continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2012	2011
US intangible assets	$28,882	$—
Other countries goodwill and intangible assets
Argentina	21,835,253	22,407,558
Brazil	12,035,958	11,686,315
Mexico	14,908,278	13,709,353
Venezuela	6,595,222	6,599,584
Other countries	15,158,681	14,185,995

	$70,533,392	$68,588,805

Total goodwill and intangible assets	$70,562,274	$68,588,805

6. Fair Value Measurement of Assets and Liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

Description	Balances as of March 31, 2012	Quoted Prices in active markets for identical Assets (Level 1)	Balances as of December 31, 2011	Quoted Prices in active markets for identical Assets (Level 1)
Assets
Cash and Cash Equivalents:
Money Market Funds	$24,953,117	$24,953,117	$20,836,617	$20,836,617
Investments:
Asset backed securities	18,261,045	18,261,045	18,309,316	18,309,316
Sovereign Debt Securities	10,170,152	10,170,152	10,708,563	10,708,563
Corporate Debt Securities	20,335,233	20,335,233	17,824,331	17,824,331

Total financial Assets	$73,719,547	$73,719,547	$67,678,827	$67,678,827

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Fair Value Measurement of Assets and Liabilities (Continued)

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of March 31, 2012 and December 31, 2011, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of March 31, 2012 and December 31, 2011, the Company had $77,040,200 and $72,019,726 of short-term investments, which consisted of time deposits maintained as held to maturity investments. Those investments are accounted for at amortized cost which, as of March 31, 2012 and December 31, 2011, approximates their fair values.

As of March 31, 2012 and December 31, 2011, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in money markets funds and bank deposits. In addition, the carrying value of accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities approximates their fair values because of its short term maturity.

For the three-month periods ended March 31, 2012 and 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles. As of March 31, 2012 and December 31, 2011, the Company does not have any non-financial assets or liabilities measured at fair value.

As of March 31, 2012 and December 31, 2011, the fair value of short and long-term investments classified as available for sale securities are as follows:

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Fair Value Measurement of Assets and Liabilities (Continued)

	March 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Short-term investments
Sovereign Debt Securities	$1,776,034	$16,721	$(12,902)	$1,779,853
Corporate Debt Securities	3,921,896	42,568	(62,360)	3,902,104

Total Short-term investments	$5,697,930	$59,289	$(75,262)	$5,681,957

Long-term investments
Sovereign Debt Securities	$8,016,383	$418,169	$(44,253)	$8,390,299
Corporate Debt Securities	16,296,878	246,235	(109,984)	16,433,129
Asset Backed Securities (2)	17,702,718	769,170	(210,843)	18,261,045

Total Long-term investments	$42,015,979	$1,433,574	$(365,080)	$43,084,473

Total	$47,713,909	$1,492,863	$(440,342)	$48,766,430

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Short-term investments
Sovereign Debt Securities	$1,554,448	$322	$—	$1,554,770
Corporate Debt Securities	1,375,006	—	(20,882)	1,354,124

Total Short-term investments	$2,929,454	$322	$(20,882)	$2,908,894

Long-term investments
Sovereign Debt Securities	$8,483,883	$669,910	$—	$9,153,793
Corporate Debt Securities	16,386,974	187,946	(104,713)	16,470,207
Asset Backed Securities (2)	17,647,012	715,749	(53,445)	18,309,316

Total Long-term investments	$42,517,869	$1,573,605	$(158,158)	$43,933,316

Total	$45,447,323	$1,573,927	$(179,040)	$46,842,210

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of March 31, 2012 and December 31, 2011.
(2)	Asset backed securities have investment grade credit ratings. These investments are collateralized by real estated and they are guaranteed by the U.S. Federal Gonvernment.

As of March 31, 2012, the estimated fair values of short-term and long-term investments classified by its contractual maturities are as follows:

One year or less	$5,681,957
One year to two years	2,184,022
Two years to three years	14,481,405
Three years to four years	10,572,742
Four years to five years	5,521,910
More than five years	10,324,394

Total	$48,766,430

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Compensation Plan for Outside Directors

The Company compensates its outside directors through the payment of cash fees and, from time to time, through the issuance of equity awards.

The total accrued compensation cost for the three-month periods ended March 31, 2012 and 2011 in cash and equity awards amounts $151,025 and $129,135, respectively which were included in operating expenses in the accompanying condensed consolidated statement of income.

8. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of March 31, 2012, the Company had established reserves for proceeding-related contingencies of $2,115,635 to cover legal actions against the Company. In addition, as of March 31, 2012 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $2,713,854.

No loss amount has been accrued for such possible legal actions of which most significant (individually or in the aggregate) are described below.

As of March 31, 2012, 444 legal actions were pending in the Brazilian ordinary courts, 8 of which were related to alleged intellectual property infringement. In addition, as of March 31, 2012, there were 2,077 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending. In the opinion of the Company’s legal counsel, as of March 31, 2012, the amount of $219,527 was not reserved since it was considered reasonably possible but not probable.

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate at that moment. In 2007 the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009 the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which maintained the reduction of the Infraction. As of the date of these condensed consolidated financial statements, the total amount of the claim is approximately $ 5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million or $ 5.2 million, according to the exchange rate at December 31, 2011, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil order to contest the taxes and fines asserted by the Tax Authorities. The Company´s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the Income Tax for the 2006 period in an approximate amount of R$ 5.2 million or $2.9 million, according to the exchange rate at March 31, 2012. On September 30, 2011 the Company presented administrative defenses against the tax authorities’ claim. The Company´s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

State of São Paulo Customer Service Level Claim

On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support. On November 17, 2010, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 8, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented recourse to the lower court; even though,

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

State of São Paulo Customer Service Level Claim (Continued)

the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would not start running until July 11, 2011. On April 20, 2011 the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May 4, 2011. On November 29, 2011, the state prosecutor signed an agreement with the Brazilian subsidiary and presented a motion for dismissal of the case. On January 16, 2012, Instituto Barão de Mauá de Defesa de Vítimas e Consumidores contra Entes Poluidores e Maus Fornecedores or The Instituto Barão de Mauá, a consumer protection entity which had joined the case as a co-plaintiff, presented a petition manifesting its partial disagreement with the commitments assumed by the Company. On March 22, 2012, the Lower Court Judge ruled in favor of the agreement and dismissed the claim against the Company. The Instituto Barão de Mauá can still appeal the decision. In the opinion of the Company’s management and its legal counsel the risk associated with this claim is considered remote.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. On March, 1, 2012 the Company presented its defense. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.

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

The shares granted for the 2008 LTRP were valued at the grant-date fair market value of $36.8 per share. As of March 31, 2012, the Company fully paid the 2008 LTRP.

For the three-month period ended March 31, 2012, the related accrued compensation expense was $20,595 corresponding $11,036 to the share portion of the award credited to Additional Paid-in Capital and $9,559 to the cash portion included in the Balance Sheet as Social security payable.

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

The following tables summarize the LTRP accrued compensation expense for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
LTRP 2009	$677,819	$519,086
LTRP 2010	584,157	507,977
LTRP 2011	567,062	—

10. Cash dividend distribution

On January 17, 2012, the Company paid the last quarterly cash dividend distribution of $3.5 million or $0.08 per share.

On February 17, 2012, the Board of Directors approved a quarterly cash dividend of $4.8 million on our outstanding shares of common stock. The dividend was paid on April 16, 2012 to stockholders of record as of the close of business on March 30, 2012.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties — many of which are beyond our control — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties (in addition to those referred to above and elsewhere in this report) that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on February 28, 2012 and in other reports we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2012 and 2011;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

To close out our suite of e-commerce services during 2010, we launched, the MercadoShops on-line stores solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their stores.

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

We offer three types of up-front fees for three different combinations of placement and features. Up-front fees are charged at the time the listing is uploaded onto our platform and are not subject to successful sale of the items listed. Following this fee structure modification, revenues from MercadoLibre Marketplace transactions are now generated by:

•	up front fees;

•	final value fees; and

•	online advertising fees.

Our MercadoPago payments processing service is offered at no extra cost on our marketplace in all countries where we have upgraded our payments platform to its new and improved version (“MP3”). Our payments platform was upgraded in Brazil and Argentina before 2011, while Mexico and Venezuela were upgraded in the second and fourth quarter of 2011, respectively.

Coinciding with the rollout of our new payments platform, MercadoPago becomes an obligatory payments option on all marketplace listings that are not free in all of the above countries except for Venezuela. As a result of the aforementioned changes, we no longer charge a specific processing fee for the use of MercadoPago on our marketplace as we did in the past. We do, however, continue to generate payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions charged to sellers for the use of the MercadoPago platform on transactions that occur outside of our marketplace platform;

•	revenues from a financing markup charged when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur on or off of our marketplace platform.

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2012 and 2011:

	Three-Month Period Ended
	March 31,
(% of total consolidated net revenues)	2012	2011
Brazil	50.4%	56.5%
Argentina	21.6	17.2
Venezuela	13.4	11.0
Mexico	7.9	8.5
Other Countries	6.7	6.8

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in net revenues for the three-month periods ended March 31, 2012 and 2011:

	Three Month Period Ended		Change from 2011
	March 31,		to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$42.2	$34.7	$7.5	21.4%
Argentina	18.1	10.6	7.5	71.2
Venezuela	11.2	6.8	4.5	66.0
Mexico	6.6	5.2	1.3	25.8
Other Countries	5.6	4.2	1.5	35.6

Total Net Revenues	$83.7	$61.5	$22.3	36.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2012 and 2011, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 6.5% and 7.3% of net revenues for the three-month periods ended March 31, 2012.

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

Sales and marketing expenses

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, chargebacks related to MercadoPago operation, the salaries of employees involved in these activities, public relations costs, marketing activities for our users and depreciation and amortization costs.

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

Other income (expenses)

Other income (expenses) consists primarily of interest income derived from our investments and cash equivalents, foreign currency gains or losses, and other non-operating results.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our condensed consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and other disclosures included in this report.

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of shareholders’ equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency loss”.

Until September 30, 2009, our Venezuelan subsidiaries’ assets, liabilities, income and expenses were translated at the official exchange rate of 2.15 “Bolivares Fuertes” per U.S. dollar.

In the fourth quarter of 2009, we began to use the parallel exchange rate (as described below) rather than the official exchange rate to translate our Venezuelan financial statements. The following facts and circumstances have been considered in our analysis of the applicable exchange rate:

•

At the date we changed the translation exchange rate (and as of the date of this report), we have not obtained dividends remittances at the official exchange rate (and we have not as of the date of this report);

•	The industry in which we operate may not influence our ability to access to the official exchange rate;

•	The Commission for the Administration of Foreign Exchange (“CADIVI”) volume of approvals of the use of the Official Rate was down 50% on a year-to-year basis as of July 2009; and

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

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary as of January 1, 2010 considering as if the US dollar was the functional currency for purposes of our financial statements. Therefore, no translation effect was accounted for in other comprehensive income since October 1, 2009 related to our Venezuelan operations.

On May 14th, 2010, the Venezuelan government enacted reforms to its exchange regulations making the Venezuelan Central Bank (“BCV”) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

Under the new system, known as the Foreign Currency Securities Transactions System (“SITME”), entities domiciled in Venezuela can buy U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

As a consequence of this new system, we started using the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV. For the three-month periods ended March 31, 2012 and 2011, the exchange rate used to re-measure transactions was 5.30 “Bolivares Fuertes” per U.S. dollar.

During 2010 and previous years we were able to obtain U.S. dollars using alternative mechanisms other than the CADIVI. These dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. As a result, during 2010, lack of CADIVI approval did not restrict our ability to distribute the full amount of our Venezuelan retained earnings as dividends related to fiscal years 2008 ($0.8 million), and 2009 ($1.8 million). In addition, during 2011, our Venezuelan subsidiaries distributed dividends of a $4.2 million, related to earnings for fiscal year 2010, using existing cash balances held in the U.S. bank accounts of our Venezuelan subsidiaries.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011.

	March 31,	March 31,
	2012	2011
Venezuelan operations
Net Revenues	$11,241,572	$6,770,453

	March 31,	December 31,
	2012	2011
Assets	33,729,830	31,074,871
Liabilities	(9,941,851)	(10,414,881)

Net Assets	$23,787,979	$20,659,990

Net assets of our Venezuelan subsidiaries amount to approximately 10.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 8.6% of our consolidated cash and investments.

On June 2, 2011, our Venezuelan subsidiary acquired an office property containing 992 square meters in a building located in Caracas, Venezuela for approximately $6.6 million. The Company funded the purchase price through working capital.

Although the current mechanisms available to obtain U.S. dollars for dividend distributions from our Venezuelan subsidiaries to those subsidiaries of our company that are located outside Venezuela imply increased restrictions, we do not expect that the current restrictions on purchasing U.S. dollars will have a significant adverse effect on our business plans or with regard to our investment in Venezuela.

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

Goodwill and certain indefinite life trademarks are reviewed at the end of the year for impairment or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The Company adopted the new guidance to test goodwill and, as a consequence, performs a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the fair-value based test is applied. For the year ended December 31, 2011, based on the qualitative assessment, the Company determined that the fair value of all the reporting units was greater than the carrying amount.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At March 31, 2012, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.

Results of operations for the three-month period ended March 31, 2012 compared to three-month period ended March 31, 2011.

The selected financial data for the three-month periods ended March 31, 2012 and 2011 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012 or for any other period.

Statement of income data

	Three Months Ended March 31,
(In millions)	2012 (*)	2011 (*)
	(Unaudited)
Net revenues	$83.7	$61.5
Cost of net revenues	(21.1)	(14.3)

Gross profit	62.6	47.1
Operating expenses:

Product and technology development	(7.6)	(5.2)
Sales and marketing	(17.4)	(13.2)
General and administrative	(12.7)	(9.5)

Total operating expenses	(37.7)	(27.8)

Income from operations	24.9	19.3

Other income (expenses):
Interest income and other financial gains	3.1	1.9
Interest expense and other financial charges	(0.1)	(0.6)
Foreign currency gains / losses	(1.0)	(0.5)
Other income, net	(0.0)	0.0

Net income before income / asset tax expense	26.9	20.1

Income / asset tax expense	(7.3)	(6.0)

Net income	$19.6	$14.1

Less: Net Income attributable to Noncontrolli	.0	—

Net income available to common shareholders	$19.6	$14.1

(*)	The table above may not add due to rounding.

Other Data

	Three Months Ended March 31,
(In millions)	2012	2011
Number of confirmed registered users at end of the period [1]	69.5	55.6
Number of confirmed new registered users during the period [2]	3.6	2.7
Gross merchandise volume [3]	1,321.7	954.0
Number of items sold [4]	15.0	10.9
Total payment volume [5]	370.1	245.2
Total payment transactions [6]	4.9	2.6
Capital expenditures	3.7	3.0
Depreciation and amortization	2.0	1.5

1-	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
2-	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
4-	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
6-	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Three Month Period Ended		Change from 2011 to
	March 31,		2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)

Total Net Revenues	$83.7	$61.5	$22.3	36.2%

As a percentage of net revenues (*)	100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The 36.2% growth in net revenues from the first quarter of 2011 to the first quarter of 2012 resulted principally from a 38.6% increase in the gross merchandise volume (“GMV”) transacted through our platform from first quarter of 2011 to the first quarter of 2012. This GMV growth resulted from a 38.1% increase in items sold between those periods. Additionally, non-marketplace revenues from financing and off-platform payments grew 38% from the first quarter of 2011 to the first quarter of 2012, mainly as a consequence of a 50.9% increase in the total payments volume (“TPV”) paid using MercadoPago. Finally, classified and ad sales revenues for the first quarter of 2012 grew 43.4% over the first quarter of 2011.

Measured in local currencies, net revenues grew 43.6% during the three-month period ended March 31, 2012 compared to the same period a year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2011 and applying them to the corresponding months in 2012, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the changes in net revenues by each reporting segment for the three-month periods ended March 31, 2012 and 2011:

	Three Month Period Ended		Change from 2011
	March 31,		to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$42.2	$34.7	$7.5	21.4%
Argentina	18.1	10.6	7.5	71.2
Venezuela	11.2	6.8	4.5	66.0
Mexico	6.6	5.2	1.3	25.8
Other Countries	5.6	4.2	1.5	35.6

Total Net Revenues	$83.7	$61.5	$22.3	36.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the three-month period ended March 31, 2012 as compared to the same periods in 2011, increased across all segments.

The following table sets forth our total net revenues and the sequential quarterly growth/contraction of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2012
Net Revenues	$83.7	n/a	n/a	n/a
Percent change from prior quarter	-3%
2011
Net Revenues	$61.5	$69.4	$81.6	$86.5
Percent change from prior quarter	-1%	13%	18%	6%
2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Cost of net revenues

	Three-Month Period Ended		Change from 2011 to
	March 31,		2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$21.1	$14.3	$6.8	47.2%

As a percentage of net revenues (*)	25.2%	23.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2012, the increase in cost of net revenues as compared to the same period of 2011 was primarily attributable to a $3.1 million increase in collection fees. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of our Payment solution into our Marketplace, which has a higher collection fee cost. For the three-month period ended March 31, 2012 and 2011, 29.7% and 27.4%, respectively, of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. In addition, sales taxes on our net revenues increased by $1.0 million, or 22.2% for the three-month period ended March 31, 2012, compared to the same period of 2011 mainly as a consequence of increases in net revenues. Moreover, during the three-month period ended March 31, 2012 as compared to the same period in the prior year, expenditures related to our in-house customer support operations increased by $1.5 million primarily driven by an increase in compensation costs and recruitment. The increased compensation costs and recruitment are incurred in order to improve our service and our initiatives to combat fraud, illegal items and fee evasion. Finally, for the three-month periods ended March 31, 2012, as compared to the same period of the previous year, bank transfer fees related to MercadoPago, mainly in Brazil, increased by $0.3 million.

Product and technology development

	Three-Month Period Ended
	March 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$7.6	$5.2	$2.4	59.4%

As a percentage of net revenues (*)	9.1%	8.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2012, the growth in product and technology development expenses for $2.4 million as compared to the same period in 2011, was primarily attributable to an increase of $1.2 million, or 46.7%, in compensation costs. These additional compensation expenses were primarily related to increases in compensation costs and to the addition of engineers, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Product and technology development expenses also grew during the three-month period ended March 31, 2012 as a consequence of a $0.5 million increase in maintenance expenses related to the use of cloud computing (AWS), IT consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) which is a system of computers containing copies of data placed at various nodes of a network. In addition, product and technology expenses also grew as a consequence of increases in depreciation and amortization expense of $0.3 million or 26.9% and increases in other product and development expenses of $0.3 million compared to the same period in 2011.

Sales and marketing

	Three-Month Period Ended
	March 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$17.4	$13.2	$4.2	32.7%

As a percentage of net revenues (*)	20.8%	21.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2012, the increase in sales and marketing expenses when compared to the same period in 2011 was primarily attributable to an increase of $3.2 million in other marketing expenses in 2012 as compared to the same period of the previous year. This increase was mainly due to chargebacks related to MercadoPago in Brazil. In addition, a $0.5 million increase in compensation costs driven by higher salaries to retain talent, and a $1.0 million increase in bad debt charges in the 2012 period also contributed to the increase in sales and marketing expenses during the period. Bad debt charges for the three-month period ended March 31, 2012 represented 6.0% of net revenues versus 6.5% for the same period in 2011.

The increase in sales and marketing expenses for the three-month period ended March 31, 2012 was partially offset by a $0.5 million decrease in our online advertising expenses related to our affiliate program, as we have optimized investment allocation over the same period ended March 31, 2011. Online advertising, including our affiliate program and portal deals expenses, represented 4.7% of our net revenues in the three-month period ended March 31, 2012, down from 6.2% for the same period in 2011.

General and administrative

	Three-Month Period Ended
	March 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)

General and administrative	$12.7	$9.5	$3.2	34.3%

As a percentage of net revenues (*)	15.2%	15.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2012, the increase in general and administrative expenses as compared to the same period of 2011, was primarily attributable to a $1.7 million increase in compensation costs in the 2012 period related to our long term retention plans and increases in salaries to retain talent and a $0.8 million increase in outside services mainly related to legal fees. Those increases were partially offset by a $0.6 million decrease in office expenses and other general and administrative expenses such as travel & accommodation and communication expenses.

In addition, the increase in general and administrative expenses for the three-month period ended March 31, 2012 as compared to the same period of 2011 was, in part, a consequence of $0.9 million of expenses related to certain checks for tax payments made by our Venezuelan subsidiary that were not collected by the National Tax and Customs Administration of Venezuela (“SENIAT”) as a consequence of administrative errors made by the clearing bank. As a result, the Venezuelan subsidiary paid to SENIAT taxes owed and filed a claim related to the issue.

Other income (expenses)

	Three-Month Period Ended
	March 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)

Other income (expenses)	$2.0	$0.8	$1.2	158.2%

As a percentage of net revenues	2.4%	1.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2012 as compared to the same period in 2011, the increase in other income (expense) was primarily a result of a $1.2 million increase in interest income and other financial gains related to higher interest income earned on our investments driven by a greater volume of investments in all locations and higher interest rates in all locations except in Brazil. In addition, the $0.6 million decrease in financial expenses was substantially offset by a $0.5 million increase in foreign currency losses mainly attributable to the impact of the local currency appreciation on the cash balances held by our Brazilian and Mexican subsidiaries in U.S. dollars during the first quarter of 2012 versus a lesser appreciation of the local currencies against U.S. dollars in the first quarter of 2011.

Income and asset tax

	Three-Month Period Ended
	March 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)

Income and asset tax	$7.3	$6.0	$1.3	21.2%

As a percentage of net revenues (*)	8.7%	9.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

During the three-month period ended March 31, 2012 as compared to the same period in previous year, income and asset tax increased $1.3 million as a consequence of higher taxable income period over period. For the three-month period ended March 31, 2012, our income and asset tax expense margin was lower as compared to the same period in the previous year, because in the three-month period ended March 31, 2012 our income and asset tax expense margin was positively impacted by decreases in income tax charge in Brazil as a consequence of permanent tax differences period over period.

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

The following table summarizes the changes in our blended and effective tax rate for the three-month periods ended March 31, 2012 and 2011:

	Three-Month Period Ended
	March 31,
	2012	2011
Blended tax rate	27.0%	29.9%
Effective tax rate	29.6%	28.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. rounded amounts that appear in the table.

Our blended tax rate decreased from the three-month period ended March 31, 2011 to the same period in 2012 because in the first quarter of 2012 our income and asset tax expense was positively impacted by growth in our Argentine taxable income where the income tax rate is lower as compared to other locations. The decrease in our blended tax rate was also due to decreases in income tax charge in Brazil as a consequence of permanent tax differences.

Our effective tax rate increased from the three-month period ended March 31, 2011 to the same period in 2012 due to temporary and permanent tax differences in Brazil, Mexico and Venezuela.

The following table sets forth our effective income tax rate related to our main locations for the three-month periods ended March 31, 2012 and 2011:

	Three-Month Periods Ended
	March 31,
	2012	2011
Effective tax rate by country
Argentina	15.8%	18.3%
Brazil	37.7%	32.3%
Mexico	39.3%	20.4%
Venezuela	33.5%	29.7%

The Company’s Argentine subsidiary is a beneficiary of a software development law granting it a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the three-month periods ended March 31, 2012 and 2011 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher but, in that case, we would have pursued an alternative tax planning strategy. In addition, the Argentine government issued a new software development law which is still waiting for the regulatory decree. If the Company qualifies under the new software development law, it is possible that the current Argentine income tax relief we benefit from could be reduced slightly. However, under the new law, it is also possible that the tax holiday would be extended for an additional five years, while also providing us with certain other fiscal benefits.

The decrease in our Argentine operation’s effective income tax rate period over period is mainly related to variations in temporary tax differences.

For the three-month period ended March 31, 2012, our Brazilian effective income tax rate is higher than the local statutory rate of 34% mainly as a consequence of variations in both temporary and permanent tax differences. For the three-month period ended March 31, 2011 our Brazilian effective income tax rate is lower than the local statutory rate of 34% mainly because of the business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country.

For the three-month period ended March 31, 2012, our Mexican effective income tax rate is higher than the local statutory rate of 30% mainly because of variations in temporary and permanent tax differences. For the three-month period ended March 31, 2011, our Mexican effective income tax rate is lower than the local statutory rate mainly because of variations in permanent tax differences.

For the three-month periods ended March 31, 2012 and 2011, our Venezuelan effective income tax rates are lower than the local statutory rate of 34%, mainly due to losses related to local inflation adjustment computed for tax purposes that is not recorded for U.S. GAAP purposes.

Our effective tax rate reflects the tax effect of significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%, especially in the case of Argentina, where we have significant operations with a low effective tax rate as a consequence of an Argentine tax holiday that we benefit from. A future change in the mix of pretax income from these various tax jurisdictions would impact the Company’s periodic effective tax rate.

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

At March 31, 2012, our principal source of liquidity was $158.6 million of cash and cash equivalents and short-term investments and $43.1 million of long-term investments provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised by available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of March 31, 2012, cash and investments of foreign subsidiaries amounted to $161.6 million or 80.1% of our consolidated cash and investments and approximately 46.0% of consolidated cash and investments are held outside the U.S., mostly in Brazil. Our strategy is to reinvest our undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March, 31
(In millions)	2012	2011
	(in millions)
Net cash provided by (used in):
Operating activities	$19.0	$15.2
Investment activities	(6.8)	(21.2)
Financing activities	(3.5)	0.0
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2

Net decrease in cash and cash equivalents	$8.5	$(5.9)

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Three Month Period Ended
	March 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$19.0	$15.2	$3.8	25.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $3.8 million increase in net cash provided by operating activities during the three-month period ended March 31, 2012 compared to the same period in 2011 was mainly attributable to a $5.6 million increase in net income. Additionally, net cash provided by operating activities in the three-month period ended March 31, 2012 versus the same period of 2011 was impacted by a $2.2 million decrease in changes in account receivable and a $1.4 million increase in changes related to provisions.

These increases in cash provided by operations were partially offset by a $3.8 million decrease in working capital related to our Payment solution and $1.6 million decrease in changes in accounts payable and accrued expenses.

Net cash used in investing activities

	Three Month Period Ended
	March 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(6.8)	$(21.2)	$14.5	-67.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the three-month period ended March 31, 2012 resulted mainly from purchases of investments for $86.7 million. During the three-month period ended March 31, 2012, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $83.6 million of investments as part of our financial strategy. Additionally, we used $3.7 million of cash in the three-month period ended March 31, 2012 to make capital expenditures related to technological equipment and software licenses.

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

Net cash used in financing activities

	Three Month Period Ended
	March 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$(3.5)	$0.0	$(3.5)	-100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2012, our primary use of cash was to fund the $3.5 million quarterly cash dividends paid on January 17, 2012.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

As of March 31, 2012, the Company recorded $4.8 million of dividends payable to its stockholders. In addition, as of March 31, 2012, our outstanding debt of $0.2 million is related to Argentine car lease contracts. See “Contractual obligations” below for more information.

Cash Dividends

On January 17, 2012, we paid the fourth quarterly cash dividend in our history for $3.5 million (or $0.08 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2011. On February, 17 2012, our Board of Directors approved a quarterly cash dividend of $4.8 (or $0.109 per share) million on our outstanding shares of common stock. The dividend was paid on April 16, 2012 to stockholders of record as of the close of business on March 30, 2012.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures increased by 0.7 million to 3.7 million for the three-month period ended March 31, 2012 as compared to $3.0 million for the same period in 2011, mainly due to information technology investments made during the three-month period ended March 31, 2012. The Company increased the level of investment on hardware and software licenses necessary to improve and update the technology of our platform and cost of computer software developed internally. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

At March 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual Payments differing materially from the estimates. We cannot provide certainty regarding the timing and amount of Payments. Below is a summary of the most significant assumptions used in our determination of amounts presented in the table. Contractual obligations at March 31, 2012 are as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years

Capital lease obligations (1)	$0.2	$0.1	$0.1	$—	$—

Operating lease obligations (2)	4.1	1.4	2.4	0.3	—

Purchase obligations	9.3	6.5	2.8	—	—

Total	$13.6	$8.0	$5.3	$0.3	$—

(1)	On February 22, 2010, our Argentine subsidiary signed a Company Car Lease contract to lease 12 cars for certain employees of the Company. The total lease contract amounts to $0.4 million and matures in January, 2013.

In addition, during September of 2011, the Company signed another lease contract to lease 8 cars for certain employees of the Company. The total lease contract amounts to $0.2 million and matures in September, 2014.

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

Foreign currencies

At March 31, 2012, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to a highly inflationary environment. At March 31, 2012, the total cash and cash equivalents denominated in foreign currencies totaled $42.1 million, short-term investments denominated in foreign currencies totaled $77.0 million and accounts receivable and credit cards receivables in foreign currencies totaled $40.1 million. As of March 31, 2012, we have no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. At March 31, 2012, our dollar-denominated cash and cash equivalents and short-term investments totaled $39.5 million and our dollar-denominated long-term investments totaled $43.1 million. For the three-month period ended March 31, 2012, we generated foreign currency losses in the amount of $1.0 million, as the cash and investment balances of the Brazilian and Mexican subsidiaries held in U.S. dollars depreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended March 31, 2012 compared to three-month period ended March 31, 2011 — Other income (expenses)” for more information).

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

During 2010 and previous years we were able to obtain U.S. dollars using alternative mechanisms other than the CADIVI. These dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. As a result, during 2010, lack of CADIVI approval did not restrict our ability to distribute the full amount of our retained earnings as dividends related to fiscal years 2008 ($0.8 million), and 2009 ($1.8 million). In addition, during 2011, our Venezuelan subsidiaries distributed dividends related to earnings for fiscal year 2010, using existing cash balances held in the U.S. bank accounts for $4.2 million.

Net assets of our Venezuelan subsidiaries amount to approximately 10.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiary held in local currency in Venezuela amount only to approximately 8.6% of our consolidated cash and investments.

Although, the current mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela imply increased restrictions, the Company does not expect that the current restrictions to purchase dollars will have a significant adverse effect on its business plans with regard to the investment in Venezuela.

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

The following table sets forth the percentage of consolidated net revenues by segment for the three- month periods ended March 31, 2012 and 2011:

	Three-Month Period Ended
	March 31,
(% of total consolidated net revenues)	2012	2011
Brazil	50.4%	56.5%
Argentina	21.6	17.2
Venezuela	13.4	11.0
Mexico	7.9	8.5
Other Countries	6.7	6.8

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The table below shows the impact on our net revenues, expenses, other income and income tax, net income and shareholders’ equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of March 31, 2012 and for the three-month period ended March 31, 2012:

Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	93.0	83.7	76.2
Expenses	(65.3)	(58.8)	(53.5)

Income from operations	27.7	24.9	22.6

Other income (expenses) and income tax related to P&L items	(4.7)	(4.3)	(3.9)
Foreign Currency impact related to the remeasurement of our Net Asset position	(1.1)	(1.0)	(0.9)

Net income	21.8	19.6	17.8

Less: Net Income attributable to Noncontrolling Interest	0.00	0.00	0.00

Net income attributable to MercadoLibre, Inc.	21.8	19.6	17.8

Total Shareholders’ Equity	249.8	237.7	227.8

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2012 and 2011 we have not entered into any such agreement.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on the interest rate that the financial institutions charge us when we sell our MercadoPago receivables. At March 31, 2012, MercadoPago’s funds receivable from customers totaled approximately $24.0 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2012, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 2.97%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of March 31, 2012 could decrease (increase) by approximately $1.4 million.

Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $82.7 million and as non-current assets in the amount of $43.1 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

The 2009, 2010 and 2011 variable payment LTRP liability subjects us to equity price risk. At March 31, 2012, the total contractual obligation fair value of our 2009, 2010 and 2011 Variable Payment LTRP liability amounts to $13.0 million. As of March 31, 2012, the accrued liability related to the 2009, 2010 and 2011 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $5.6 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010 and 2011 Variable Payment if our stock price were to experience increases or decreases by up to 40%.

	As of March 31, 2012
	MercadoLibre, Inc	2009, 2010 and 2011 variable
	stock Price	LTRP liability
(In US dollars)
Change in stock price in percentage
40%	131.19	18,190,639
30%	121.82	16,891,307
20%	112.45	15,591,976
10%	103.08	14,292,645
Static (*)	93.71	12,993,313
-10%	84.33	11,693,982
-20%	74.96	10,394,651
-30%	65.59	9,095,319
-40%	56.22	7,795,988

(*)	Average closing stock price for the last 60 trading days of the closing date

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 28, 2012, for additional discussion of the litigation and regulatory risks facing our company.

As of March 31, 2012, our total reserves for proceeding-related contingencies were approximately $2.1 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.

As of March 31, 2012, there were 444 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of March 31, 2012, there were more than 2,077 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority have asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $2.9 million, according to the exchange rate at March 31, 2012. On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

State of São Paulo Customer Service Level Claim

On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support. On November 17, 2010, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 08, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented a recourse to the lower court; and although, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would not start running until July11, 2011. On April 20, 2011, the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May 4, 2011. On November 29, 2011, the state prosecutor signed an agreement with the Brazilian subsidiary and presented a motion for dismissal of the case. On January 16, 2012, Instituto Barão de Mauá de Defesa de Vítimas e Consumidores contra Entes Poluidores e Maus Fornecedores or The Instituto Barão de Mauá, a consumer protection entity which had joined the case as a co-plaintiff, presented a petition manifesting its partial disagreement with the commitments assumed by the Company. On March 22, 2012, the Lower Court Judge ruled in favor of the agreement and dismissed the claim against the Company. The Instituto Barão de Mauá can still appeal the decision.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. On March 1, 2012, the Company presented its defense. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.

Intellectual Property Claims

In the past third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors—Risks related to our business—We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre Marketplace” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A — Risk Factors

During the first quarter of 2012, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

MERCADOLIBRE, INC.
Registrant

Date: May 8, 2012	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
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