Form 10-Q
period 2012-06-30
MERCADOLIBRE INC
filed 2012-08-03
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(+5411) 4640-8000

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

44,150,420 shares of the issuer’s common stock, $0.001 par value, outstanding as of July 30, 2012.

MERCADOLIBRE, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	2

Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2012 and 2011	3

Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2012 and 2011	4

Condensed Consolidated Statements of Changes in Equity for the three and six-month periods ended June 30, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows for the three and six-month periods ended June 30, 2012 and 2011	7

Notes to Condensed Consolidated Financial Statements	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	51

Item 4 — Controls and Procedures	54

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	54

Item 1A — Risk Factors	55

Item 4 — Mine safety disclosure	55

Item 6 — Exhibits	56

INDEX TO EXHIBITS	57

Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.17
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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MercadoLibre, Inc.

Condensed Consolidated Financial Statements

as of June 30, 2012 and December 31, 2011

and for the three and six-month periods

ended June 30, 2012 and 2011

MercadoLibre, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$87,595,730	$67,381,677
Short-term investments	83,016,176	74,928,620
Accounts receivable, net	16,559,972	16,815,087
Credits Cards Receivables	28,021,663	23,855,689
Prepaid expenses	1,940,811	1,269,594
Deferred tax assets	9,366,084	9,131,638
Other assets	7,043,968	6,863,250

Total current assets	233,544,404	200,245,555
Non-current assets:
Long-term investments	49,571,882	43,933,316
Property and equipment, net	35,103,153	30,877,719
Goodwill, net	61,112,402	62,093,948
Intangible assets, net	7,622,698	6,494,857
Deferred tax assets	5,965,641	6,491,646
Other assets	5,631,553	5,794,395

Total non-current assets	165,007,329	155,685,881

Total assets	$398,551,733	$355,931,436

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,303,699	$20,251,313
Funds payable to customers	77,697,708	69,216,185
Salaries and social security payable	14,723,722	13,525,293
Taxes payable	10,346,811	11,633,178
Loans payable and other financial liabilities	146,604	146,194
Dividends payable	4,812,036	3,531,362

Total current liabilities	132,030,580	118,303,525
Non-current liabilities:
Salaries and social security payable	3,818,275	3,844,172
Loans payable and other financial liabilities	94,093	136,227
Deferred tax liabilities	8,554,494	8,670,606
Other liabilities	2,213,237	1,797,890

Total non-current liabilities	14,680,099	14,448,895

Total liabilities	$146,710,679	$132,752,420

Commitments and contingencies (Note 8)

Redeemable noncontrolling interest	$4,000,000	$4,000,000

Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,148,720 and 44,142,020 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	$44,149	$44,142
Additional paid-in capital	120,465,461	120,452,032
Retained earnings	171,253,118	135,726,188
Accumulated other comprehensive loss	(43,921,674)	(37,043,346)

Total Equity	247,841,054	219,179,016

Total liabilities, redeemable noncontrolling interest and equity	$398,551,733	$355,931,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Income

For the three and six-month periods ended June 30, 2012 and 2011

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net revenues	$172,580,065	$130,837,828	$88,844,059	$69,378,160
Cost of net revenues	(44,989,178)	(31,270,822)	(23,892,881)	(16,939,118)

Gross profit	127,590,887	99,567,006	64,951,178	52,439,042

Operating expenses:
Product and technology development	(13,719,892)	(10,675,783)	(6,133,819)	(5,518,892)
Sales and marketing	(34,233,040)	(28,865,357)	(16,805,362)	(15,636,413)
General and administrative	(22,822,289)	(19,183,316)	(10,127,077)	(9,732,340)

Total operating expenses	(70,775,221)	(58,724,456)	(33,066,258)	(30,887,645)

Income from operations	56,815,666	40,842,550	31,884,920	21,551,397

Other income (expenses):
Interest income and other financial gains	6,070,862	4,123,668	2,982,303	2,249,898
Interest expense and other financial losses	(551,617)	(1,509,769)	(474,300)	(880,819)
Foreign currency (loss)/gain	(283,969)	(1,203,369)	749,008	(702,714)
Other (loss) / income, net	(11,263)	260,441	(7,009)	240,097

Net income before income / asset tax expense	62,039,679	42,513,521	35,134,922	22,457,859

Income / asset tax expense	(17,007,817)	(13,635,062)	(9,740,098)	(7,637,033)

Net income	$45,031,862	$28,878,459	$25,394,824	$14,820,826

Less: Net Income attributable to Noncontrolling Interest	18,060	—	15,632	—

Net income attributable to MercadoLibre, Inc.	$45,013,802	$28,878,459	$25,379,192	$14,820,826

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Basic EPS
Basic net income attributable to MercadoLibre, Inc. per common share	$1.02	$0.65	$0.57	$0.34

Weighted average shares	44,145,038	44,134,763	44,147,999	44,138,105

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc. per common share	$1.02	$0.65	$0.57	$0.34

Weighted average shares	44,149,178	44,149,911	44,152,133	44,152,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three and six-month periods ended June 30, 2012 and 2011

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$45,031,862	$28,878,459	$25,394,824	$14,820,826

Other comprehensive income (loss), net of income tax:
Currency traslation adjustment	(6,823,966)	3,720,681	(10,403,113)	2,831,806
Unrealized net gains on investments	870,295	381,435	176,322	399,634
Realized net gain on investments	(924,657)	(45,527)	—	—

Net change in accumulated other comprehensive income (loss), net of income tax	(6,878,328)	4,056,589	(10,226,791)	3,231,440

Total Comprehensive income	$38,153,534	$32,935,048	$15,168,033	$18,052,266

Less: Comprehensive Income (loss) attributable to Noncontrolling Interest	153,736	—	(148,512)	—

Comprehensive income attributable to MercadoLibre, Inc.	$37,999,798	$32,935,048	$15,316,545	$18,052,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Changes in Equity

For the six-month periods ended June 30, 2012 and 2011 (unaudited)

					Accumulated
			Additional paid-in capital	Retained Earnings	other	Total Equity
	Common stock				comprehensive
	Shares	Amount			loss
Balance as of December 31, 2010	44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270

Stock options exercised	5,637	6	10,700	—	—	10,706
Stock-based compensation LTRP	—	—	26,993	—	—	26,993
Dividend distribution	—	—	—	(7,061,847)	—	(7,061,847)
LTRP shares issued	4,694	5	(5)	—	—	—
Net income	—	—	—	28,878,459	—	28,878,459
Other comprehensive income	—	—	—	—	4,056,589	4,056,589

Balance as of June 30, 2011	44,141,707	$44,142	$120,429,310	$95,498,168	$(18,342,450)	$197,629,170

Stock options exercised	313	—	469	—	—	469
Stock-based compensation LTRP	—	—	22,253	—	—	22,253
Dividend distribution	—	—	—	(7,062,721)	—	(7,062,721)
LTRP shares issued	—	—	—	—	—	—
Change in redeemable amount of noncontrolling interest	—	—	—	(610,853)	—	(610,853)
Net income	—	—	—	47,901,594	—	47,901,594
Other comprehensive loss	—	—	—	—	(18,700,896)	(18,700,896)

Balance as of December 31, 2011	44,142,020	$44,142	$120,452,032	$135,726,188	$(37,043,346)	$219,179,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Changes in Equity

For the six-month periods ended June 30, 2012 and 2011 (unaudited)

					Accumulated other comprehensive loss
			Additional paid-in capital	Retained Earnings		Total Equity
	Common stock
	Shares	Amount
Balance as of December 31, 2011	44,142,020	$44,142	$120,452,032	$135,726,188	$(37,043,346)	$219,179,016

Stock options exercised	1,600	2	2,398	—	—	2,400
Stock-based compensation LTRP	—	—	11,036	—	—	11,036
Dividend Distribution	—	—	—	(9,624,072)	—	(9,624,072)
LTRP shares issued	5,100	5	(5)	—	—	—
Change in redeemable amount of noncontrolling interest	—	—	—	137,200	—	137,200
Net income	—	—	—	45,013,802	—	45,013,802
Other comprehensive loss	—	—	—	—	(6,878,328)	(6,878,328)

Balance as of June 30, 2012	44,148,720	$44,149	$120,465,461	$171,253,118	$(43,921,674)	$247,841,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operations:
Net income attributable to MercadoLibre, Inc.	$45,013,802	$28,878,459
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income attributable to Noncontrolling Interest	18,060	—
Depreciation and amortization	4,057,471	3,305,795
Accrued interest	(2,611,913)	(2,353,234)
LTRP accrued compensation	2,202,842	2,303,542
Deferred income taxes	145,970	1,484,213
Changes in assets and liabilities:
Accounts receivable	(3,034,916)	(164,556)
Credit Card Receivables	(5,810,748)	(1,779,329)
Prepaid expenses	(730,975)	(393,477)
Other assets	(453,355)	1,067,637
Accounts payable and accrued expenses	5,682,625	(5,766,185)
Funds payable to customers	13,461,760	6,718,843
Other liabilities	548,167	430,606

Net cash provided by operating activities	58,488,790	33,732,314

Cash flows from investing activities:
Purchase of investments	(205,377,324)	(200,995,988)
Proceeds from sale and maturity of investments	186,841,187	171,094,260
Purchases of intangible assets	(1,390,738)	(108,823)
Purchases of property and equipment	(8,323,905)	(13,247,416)

Net cash used in investing activities	(28,250,780)	(43,257,967)

Cash flows from financing activities:
Dividends paid	(8,343,398)	(3,530,510)
Stock options exercised	2,400	10,706

Net cash provided in financing activities	(8,340,998)	(3,519,804)

Effect of exchange rate changes on cash and cash equivalents	(1,682,959)	465,123

Net increase in cash and cash equivalents	20,214,053	(12,580,334)
Cash and cash equivalents, beginning of the period	67,381,677	56,830,466

Cash and cash equivalents, end of the period	$87,595,730	$44,250,132

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Supplemental cash flow information:
Cash paid for interest	$34,218	$26,426
Cash paid for income and asset taxes	$19,037,776	$14,806,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

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

As of June 30, 2012, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payment solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its subsidiaries.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Basis of presentation (Continued)

These interim condensed consolidated financial statements are stated in US dollars. All intercompany transactions and balances have been eliminated.

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.4% and 99.6% of the consolidated totals during the six-month periods ended June 30, 2012 and 2011, respectively. Long-lived assets located in the foreign operations totaled $96,455,696 and $93,489,980 as of June 30, 2012 and December 31, 2011, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2012 and December 31, 2011. These financial statements also show the Company’s consolidated statements of income and of comprehensive income for the three and six-month periods ended June 30, 2012 and 2011, its consolidated statement of changes in equity and of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012. The condensed consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period.

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

•

Services for the use of the Company’s on-line payment solution, for transactions off-platform ordered by MercadoPago customers. The Company does not charge a separate fee for on-platform transactions in certain countries. The fee that we charge for all off-marketplace platform transactions is recorded as revenue once the transaction is completed, at the time when the payment is processed by the Company. For on-marketplace platform transactions, we generate revenue in the countries where we offer the service in a way that implies that the customer has to pay an additional fee for the right to use the payments solution. We also generate revenues as a result of offering financing to our MercadoPago users, either directly or when we elect to sell the corresponding financial assets to financial institutions.

•

Listing and optional feature services, which fees relate to the right of a seller to have the item offered listed in a preferential way, as well as classified advertising services, are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s marketplace platform and is not subject to successful sale of the items listed.

•

Advertising revenues such as the sale of banners are recognized on an accrual basis, and MercadoClics services or sponsorship of sites are recognized based on per-click values and as the impressions are delivered.

Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since the year ended December 31, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average rates in effect during the period/year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency (loss)/gain” and amounted to $749,008 and $(702,714) for the three-month periods ended June 30, 2012 and 2011, respectively, while for the six-month periods ended at such dates amounted to $(283,969) and $(1,203,369), respectively.

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

According to US GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010 considering the U.S. dollar to be the functional currency for such operations. See “Highly inflationary status in Venezuela” below.

Therefore, no translation effect was accounted for in other comprehensive income since January 1, 2010 related to our Venezuelan operations.

The Venezuelan Central Bank (BCV – as for its Spanish acronym) is the only institution through which foreign currency-denominated transactions can be brokered. Under this system, known as the Foreign Currency Securities Transactions System (SITME – as for its Spanish acronym), entities domiciled in Venezuela can buy U.S. dollar–denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum amount equivalent of $50,000 per day, not exceeding $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

As of June 30, 2012, the exchange rate used to re-measure transactions was 5.30 “Bolivares Fuertes” per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2012 and December 31, 2011 and net revenues for the and six-month periods ended June 30, 2012 and 2011.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

	June 30, 2012	June 30, 2011
Venezuelan operations
Net Revenues	$23,658,890	$14,005,393

	June 30, 2012	December 31, 2011
Assets	42,526,197	31,074,871
Liabilities	(13,965,973)	(10,414,881)

Net Assets	$28,560,224	$20,659,990

As of June 30, 2012, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 11.5% of our consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 11.3% of our consolidated cash and investments.

Although, the current mechanisms available to obtain U.S. dollars for dividends distributions to shareholders outside Venezuela imply increased restrictions, the Company does not expect that the current restrictions to purchase U.S. dollars have a significant adverse effect on its business plans with regard to its investment in Venezuela.

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

The cumulative three year inflation rate as of December 31, 2009 was calculated using the CPI information for periods before January 1, 2008 and NCPI information for the period after January 1, 2008. The blended CPI/NCPI three-year inflation index (23 months of NCPI and 13 months of CPI) as of November 30, 2009 exceeded 100%. According to U.S. GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1, 2010. Therefore, the Company transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010 considering the US dollar as the functional currency.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Highly inflationary status in Venezuela (Continued)

Taxes on net revenues

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on net revenues which are classified as cost of revenues. Taxes on net revenues totaled $5,687,382 and $5,288,963 for the three-month periods ended June 30, 2012 and 2011, respectively, while for the six-month periods ended at such dates amounted to $11,139,579 and $9,750,510, respectively.

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

From fiscal year 2008, the Company’s Argentine subsidiary is beneficiary of a software development law. Part of the benefits obtained from being beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2014. Aggregate tax benefit totaled $2,153,761 and $1,356,432 for the three-month periods ended June 30, 2012 and 2011, respectively, while for the six-month periods ended at such dates amounted to $4,125,240 and $2,535,435, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.05 and $0.03 for the three-month periods ended June 30, 2012 and 2011, respectively, while for the six-month periods ended at such dates amounted to $0.09 and $0.06, respectively. If the Company had not been granted the Argentine tax holiday, the Company would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned U.S. dollar and per share effect.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Income and Asset Taxes (Continued)

On August 17, 2011, the Argentine government issued a new software development Law which is still pending for the regulatory decree. If the Argentine operation qualifies under the new software development law, the current income tax relief could slightly decrease but will extend its tax holiday, which would otherwise finish in 2014, for an additional five year period, to 2019 and would obtain some other fiscal benefits.

As of June 30, 2012 and December 31, 2011, MercadoLibre, Inc. has included in the non-current deferred tax assets line the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $2,243,979 and $2,965,668, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts, depreciation, amortization, impairment and useful lives of long-lived assets, compensation cost related to cash and share-based compensation, recognition of current and deferred income taxes and contingencies. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income (loss), net of income tax, and defined as all other changes in equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries (except Venezuela since January 1, 2010, see Foreign Currency Translation) and unrealized gains and losses on investments classified as available-for-sale securities. Total comprehensive income, attributable to MercadoLibre, Inc. shareholders’, for the three-month periods ended June 30, 2012 and 2011 amounted to $15,316,545 and $18,052,266, respectively, while for the six-month periods ended at such dates amounted to $37,999,798 and $32,935,048, respectively.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Redeemable Noncontrolling Interest

In September 2011, the Company acquired the 60% of the shares of AP Clasificados S.R.L. de C.V. (“AP Clasificados”), and signed a call and put option agreement to acquire the remaining 40% of those shares (See note 4 “Business Combinations, Goodwill and Intangible Assets” for more detail). According to the signed agreement, the price for the remaining 40% call or put options will be determined by greater of (i) $4,000,000 and (ii) the amount resulting from multiplying (A) the percentage of the seller’s interests as of the exercise date of the Call/Put option by (B) an amount equal to 3.5 times the amount of invoiced sales of the AP Clasificados for the twelve months period ending on the exercise date.

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

Redeemable noncontrolling interest is not considered to be permanent equity and is reported in the mezzanine section between liabilities and equity in the consolidated balance sheet for a total amount of $4,000,000 at June 30, 2012. The noncontrolling interest was measured at its estimated redemption value according to the abovementioned agreed conditions. Changes between the estimated redemption value and its carrying amount as of the period-end were recorded in retained earnings.

Recent Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”. The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating the impact that this update could have on its financial statements.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options under the Company’s stock based employee compensation plan.

The following table shows how net income available to common shareholders is allocated using the two-class method, for the three and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$25,394,824	$25,394,824	$14,820,826	$14,820,826

Net income attributable to noncontrolling interests	(15,632)	(15,632)	—	—

Change in redeemable amount of noncontrolling interest	(179,098)	(179,098)	—	—

Net income attributable to MercadoLibre, Inc. corresponding to common stock	$25,200,094	$25,200,094	$14,820,826	$14,820,826

	Six Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$45,031,862	$45,031,862	$28,878,459	$28,878,459

Net income attributable to noncontrolling interests	(18,060)	(18,060)	—	—

Change in redeemable amount of noncontrolling interest	137,200	137,200	—	—

Net income attributable to MercadoLibre, Inc. corresponding to common stock	$45,151,002	$45,151,002	$28,878,459	$28,878,459

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share (Continued)

Net income per share of common stock is as follows for the three- and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. per common share	$0.57	$0.57	$0.34	$0.34

Numerator:
Net income attributable to MercadoLibre, Inc.	$25,200,094	$25,200,094	$14,820,826	$14,820,826

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,147,999	44,147,999	44,138,105	44,138,105
Adjustment for stock options	—	4,134	—	9,487
Adjustment for shares granted under LTRP	—	—	—	4,704

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,147,999	44,152,133	44,138,105	44,152,296

	Six Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. per common share	$1.02	$1.02	$0.65	$0.65

Numerator:
Net income attributable to MercadoLibre, Inc.	$45,151,002	$45,151,002	$28,878,459	$28,878,459

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,145,038	44,145,038	44,134,763	44,134,763
Adjustment for stock options	—	4,140	—	10,480
Adjustment for shares granted under LTRP	—	—	—	4,668

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,145,038	44,149,178	44,134,763	44,149,911

The calculation of diluted net income per share excludes all anti-dilutive shares. During the three and six-month periods ended June 30, 2012 and 2011, there were no anti-dilutive shares.

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

The Company’s statement of income includes the results of operations of the Acquired Businesses as from September 15, 2011.

The following table summarizes the allocation of the cash paid in the acquisition:

Net Tangible Assets	$153,349
Identifiable Intangible Assets	3,290,998
Deferred Tax Liabilities	(987,299)
Goodwill	6,663,045
Noncontrolling interest	(3,648,037)

Aggregate Purchase Price	$5,472,056

Assets acquired and liabilities assumed were valued at their respective fair values at the acquisition date accordingly to U.S. GAAP. The valuation of identifiable intangible assets acquired as well as non-controlling interest reflects management’s estimates based on, among other factors, use of established valuation methods. The identifiable intangible assets consist of trademarks and domains, customer lists and non-compete agreements. Management of the Company estimates that trademarks have an indefinite useful life, for that reason, these intangible assets are not amortized but they are subject to an annual impairment test. Intangible assets associated with customer list and non-compete agreements are amortized over a five year period.

The Company recognized goodwill because the acquired business is expected to expand the Company's business in Mexico and to strengthen the Company’s leadership position in that country.

Goodwill is not expected to be deductible for tax purposes.

The results of operations for periods prior to the acquisition, individually and in the aggregate, were not material to the condensed consolidated statements of operations of the Company and, accordingly, pro forma results of operations have not been presented.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Business Combinations, Goodwill and Intangible Assets (Continued)

Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2012	2011
Goodwill	$61,112,402	$62,093,948

Intangible assets with indefinite lives
- Trademarks	5,216,839	5,068,147
Amortizable intangible assets
- Licenses and others	4,049,283	2,798,112
- Non-compete agreement	1,211,154	1,270,807
- Customer list	1,733,797	1,742,087

Total intangible assets	$12,211,073	$10,879,153
Accumulated amortization	(4,588,375)	(4,384,296)

Total intangible assets, net	$7,622,698	$6,494,857

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2012 and the year ended December 31, 2011, are as follows:

	Period ended June 30, 2012
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948
- Effect of exchange rates changes	(839,575)	(1,063,217)	122,199	404,784	—	407,560	(13,297)	(981,546)

Balance, end of the period	$10,823,868	$20,520,557	$6,699,658	$11,026,623	$4,846,030	$5,775,086	$1,420,580	$61,112,402

	Year ended December 31, 2011
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314
- Purchase of Autoplaza.com	—	—	—	6,663,045	—	—	—	6,663,045
- Effect of exchange rates changes	(1,467,206)	(1,780,552)	(719,429)	(1,066,829)	—	(80,542)	49,147	(5,065,411)

Balance, end of the year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Business Combinations, Goodwill and Intangible Assets (Continued)

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $194,313 and $242,401 for the three-month periods ended June 30, 2012 and 2011, respectively, while for the six-month periods ended at such dates amounted to $462,476 and $478,522, respectively.

Expected future intangible asset amortization completed as of June 30, 2012 is as follows:

For year ended 12/31/2012	$523,252
For year ended 12/31/2013	891,987
For year ended 12/31/2014	630,534
For year ended 12/31/2015	301,426
Thereafter	58,660

$2,405,859

5.	Segment reporting

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended June 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$44,205,857	$20,561,213	$6,046,812	$12,417,318	$5,612,859	$88,844,059
Direct costs	(25,066,435)	(9,543,476)	(3,269,574)	(3,728,913)	(2,896,426)	(44,504,824)

Direct contribution	19,139,422	11,017,737	2,777,238	8,688,405	2,716,433	44,339,235
Operating expenses and indirect costs of net revenues						(12,454,315)

Income from operations						31,884,920

Other income (expenses):
Interest income and other financial gains						2,982,303
Interest expense and other financial results						(474,300)
Foreign currency gain						749,008
Other losses, net						(7,009)

Net income before income / asset tax expense						$35,134,922

	Three Months Ended June 30, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$39,932,132	$12,391,873	$5,370,095	$7,234,940	$4,449,120	$69,378,160
Direct costs	(23,926,947)	(5,153,807)	(2,982,020)	(2,847,197)	(2,493,570)	(37,403,541)

Direct contribution	16,005,185	7,238,066	2,388,075	4,387,743	1,955,550	31,974,619
Operating expenses and indirect costs of net revenues						(10,423,222)

Income from operations						21,551,397

Other income (expenses):
Interest income and other financial gains						2,249,898
Interest expense and other financial results						(880,819)
Foreign currency loss						(702,714)
Other income, net						240,097

Net income before income / asset tax expense						$22,457,859

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

	Six Months Ended June 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$86,370,511	$38,677,682	$12,630,678	$23,658,890	$11,242,304	$172,580,065
Direct costs	(50,809,649)	(17,666,411)	(6,916,211)	(8,576,248)	(5,712,094)	(89,680,613)

Direct contribution	35,560,862	21,011,271	5,714,467	15,082,642	5,530,210	82,899,452
Operating expenses and indirect costs of net revenues						(26,083,786)

Income from operations						56,815,666

Other income (expenses):
Interest income and other financial gains						6,070,862
Interest expense and other financial results						(551,617)
Foreign currency loss						(283,969)
Other losses, net						(11,263)

Net income before income / asset tax expense						$62,039,679

	Six Months Ended June 30, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$74,655,327	$22,971,805	$10,604,428	$14,005,393	$8,600,875	$130,837,828
Direct costs	(44,002,555)	(9,580,905)	(5,698,379)	(5,916,936)	(4,593,885)	$(69,792,660)

Direct contribution	30,652,772	13,390,900	4,906,049	8,088,457	4,006,990	61,045,168
Operating expenses and indirect costs of net revenues						(20,202,618)

Income from operations						40,842,550

Other income (expenses):
Interest income and other financial gains						4,123,668
Interest expense and other financial results						(1,509,769)
Foreign currency loss						(1,203,369)
Other income, net						260,441

Net income before income / asset tax expense						42,513,521

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	June 30, 2012	December 31, 2011
US long-lived tangible assets	$7,351,049	$5,976,544

Other countries long-lived tangible assets
Argentina	15,883,338	14,316,612
Brazil	2,064,847	2,528,378
Mexico	380,492	409,707
Venezuela	8,036,966	7,192,073
Other countries	1,386,461	454,405

	$27,752,104	$24,901,175

Total long-lived tangible assets	$35,103,153	$30,877,719

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2012	2011
US intangible assets	$31,508	$—

Other countries goodwill and intangible assets
Argentina	22,359,558	22,407,558
Brazil	10,846,524	11,686,315
Mexico	14,178,755	13,709,353
Venezuela	6,595,128	6,599,584
Other countries	14,723,627	14,185,995

	$68,703,592	$68,588,805

Total goodwill and intangible assets	$68,735,100	$68,588,805

6.	Fair Value Measurement of Assets and Liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

Description	Balances as of June 30, 2012	Quoted Prices in active markets for identical Assets (Level 1)	Balances as of December 31, 2011	Quoted Prices in active markets for identical Assets (Level 1)
Assets

Cash and Cash Equivalents:
Money Market Funds	$19,395,323	$19,395,323	$20,836,617	$20,836,617

Investments:

Asset backed securities	16,800,191	16,800,191	18,309,316	18,309,316

Sovereign Debt Securities	13,276,663	13,276,663	10,708,563	10,708,563

Corporate Debt Securities	24,211,120	24,211,120	17,824,331	17,824,331

Total	$73,683,297	$73,683,297	$67,678,827	$67,678,827

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of June 30, 2012 and December 31, 2011, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of June 30, 2012 and December 31, 2011, the Company had $78,300,084 and $72,019,726 of short-term investments, which consisted of time deposits. Those investments are accounted for at amortized cost which, as of June 30, 2012 and December 31, 2011, approximates their fair values.

As of June 30, 2012 and December 31, 2011, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in money markets funds and bank deposits. In addition, the carrying value of accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities approximates their fair values because of its short term maturity.

For the three and six-month periods ended June 30, 2012 and 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles. As of June 30, 2012 and December 31, 2011, the Company does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

As of June 30, 2012 and December 31, 2011, the fair value of short and long-term investments classified as available for sale securities are as follows:

	June 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Short-term investments
Sovereign Debt Securities	$212,284	$—	$(472)	$211,812
Corporate Debt Securities	4,496,878	45,521	(38,121)	4,504,278

Total Short-term investments	$4,709,162	$45,521	$(38,593)	$4,716,090

Long-term investments
Sovereign Debt Securities	$12,719,226	$345,625	$—	$13,064,851
Corporate Debt Securities	19,553,302	201,021	(47,481)	19,706,842
Asset Backed Securities (2)	15,981,894	1,289,063	(470,766)	16,800,191

Total Long-term investments	$48,254,422	$1,835,709	$(518,247)	$49,571,884

Total	$52,963,584	$1,881,230	$(556,840)	$54,287,974

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Short-term investments
Sovereign Debt Securities	$1,554,448	$322	$—	$1,554,770
Corporate Debt Securities	1,375,006	—	(20,882)	1,354,124

Total Short-term investments	$2,929,454	$322	$(20,882)	$2,908,894

Long-term investments
Sovereign Debt Securities	$8,483,883	$669,910	$—	$9,153,793
Corporate Debt Securities	16,386,974	187,946	(104,713)	16,470,207
Asset Backed Securities (2)	17,647,012	715,749	(53,445)	18,309,316

Total Long-term investments	$42,517,869	$1,573,605	$(158,158)	$43,933,316

Total	$45,447,323	$1,573,927	$(179,040)	$46,842,210

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of June 30, 2012 and December 31, 2011.
(2)	Asset backed securities have investment grade credit ratings. These investments are collateralized by real estate and they are guaranteed by the U.S. Federal Government.

As of June 30, 2012, the estimated fair values of short-term and long-term investments classified by its contractual maturities are as follows:

One year or less	$4,716,090
One year to two years	7,923,957
Two years to three years	15,449,909
Three years to four years	11,842,060
Four years to five years	3,169,607
More than five years	11,186,351

Total	$54,287,974

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

7.	Compensation Plan for Outside Directors

The Company compensates its outside directors through the payment of cash fees and, from time to time, through the issuance of equity awards.

The total accrued compensation cost for the three-month periods ended June 30, 2012 and 2011 in cash and equity awards amounts $80,347 and $194,218, respectively, while for the six-month periods ended at such dates amounted to $231,372 and $323,353, respectively, which were included in operating expenses in the accompanying condensed consolidated statements of income.

8.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of June 30, 2012, the Company had established reserves for proceeding-related contingencies of $2,163,347 to cover legal actions against the Company. In addition, as of June 30, 2012 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $3,125,661.

No loss amount has been accrued for such possible legal actions of which most significant (individually or in the aggregate) are described below.

As of June 30, 2012, 492 legal actions were pending in the Brazilian ordinary courts. In addition, as of June 30, 2012, there were 2,533 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

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

Litigation and Other Legal Matters (Continued)

suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending. In the opinion of the Company’s legal counsel, as of June 30, 2012, the amount of $197,892 was not reserved since it was considered reasonably possible but not probable.

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

Litigation and Other Legal Matters (Continued)

City of São Paulo Tax Claims

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate at that moment. In 2007 the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009 the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which maintained the reduction of the Infraction. As of the date of these condensed consolidated financial statements, the total amount of the claim is approximately $ 5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million or $4.7 million, according to the exchange rate at June 30, 2012, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil order to contest the taxes and fines asserted by the Tax Authorities. The Company´s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

In June 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.4 million according to the exchange rate as of June 30, 2012. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the Income Tax for the 2006 period in an approximate amount of R$5.2 million or $2.6 million, according to the exchange rate at June 30, 2012. On September 30, 2011 the Company presented administrative recourses against the tax authorities’ claim and on July 25, 2012 it was reduced to R$1.5 million or $0.8 million, according to the exchange rate at June 30, 2012. The Company will present administrative defenses against the tax authorities’ new amount claimed. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

State of São Paulo Customer Service Level Claim

On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support. On November 17, 2010, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 8, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented recourse to the lower court; even though, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would not start running until July 11, 2011. On April 20, 2011 the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May 4, 2011. On November 29, 2011, the state prosecutor signed an agreement with the Brazilian subsidiary and presented a motion for dismissal of the case. On January 16, 2012, Instituto Barão de Mauá de Defesa de Vítimas e Consumidores contra Entes Poluidores e Maus Fornecedores or The Instituto Barão de Mauá, a consumer protection entity which had joined the case as a co-plaintiff, presented a petition manifesting its partial disagreement with the commitments assumed by the Company. On March 22, 2012, the Lower Court Judge ruled in favor of the agreement and dismissed the claim against the Company. The Instituto Barão de Mauá did not appeal the decision, therefore the case is closed.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. On March 1, 2012 the Company presented its defense. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.

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

The shares granted for the 2008 LTRP were valued at the grant-date fair market value of $36.8 per share. As of June 30, 2012, the Company fully paid the 2008 LTRP.

For the six-month period ended June 30, 2012, the related accrued compensation expense was $20,595 corresponding $11,036 to the share portion of the award credited to Additional Paid-in Capital and $9,559 to the cash portion included in the Balance Sheet as Social security payable.

For the three-month period ended June 30, 2011, the related accrued compensation resulted in a gain amounting to $27,435 corresponding $6,716 to the share portion of the award credited to Additional Paid-in Capital and $20,718 to the cash portion included in the Balance Sheet as Social security payable.

For the six-month period ended June 30, 2011, the related accrued compensation expense was $42,383 corresponding $26,993 to the share portion of the award credited to Additional Paid-in Capital and $15,390 to the cash portion included in the balance sheet within the caption Social security payable.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

9.	Long Term Retention Plan (Continued)

On July 15, 2009, June 25, 2010, August 1, 2011 and June 5, 2012, the Board of Directors, upon the recommendation of the compensation Committee approved the 2009, the 2010, 2011 and the 2012 employee retention programs (“the 2009, 2010, 2011 and 2012 LTRP”). The awards under the 2009, 2010, 2011 and 2012 LTRP are fully payable in cash in addition to the annual salary and bonus of each employee.

The 2009, 2010, 2011 and 2012 LTRP will be paid in 8 equal annual quotas (12.5% each) commencing on March 31, 2010, March 31, 2011, 2012 and March 31, 2013, respectively. Each quota is calculated as follows:

•	6.25% of the amount is calculated in nominal terms (“the nominal basis share”),

•

6.25% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2008, 2009, 2010 and 2011 for the 2009, 2010, 2011 and 2012 LTRP, respectively. The average closing stock price for the 2009, 2010, 2011 and 2012 LTRP amounted to $13.81, $45.75, $65.41 and $77.77, respectively (“the variable share”).

The 2009, 2010, 2011 and 2012 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to stay in the Company at the payment date.

The following tables summarize the LTRP accrued compensation expense for the three and six-month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012 (*)	2011
LTRP 2009	179,924	1,009,225	(497,895)	490,139
LTRP 2010	532,918	817,471	(51,239)	309,495
LTRP 2011	686,876	761,485	119,814	430,651
LTRP 2012	792,088	—	359,637	—

(*)	The negative amount included in the table above represents a gain, mainly as a consequence of the changes in the share prices of the Company.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

10.	Cash dividend distribution

On January 17, 2012, the Company paid the last quarterly cash dividend of $3.5 million or $0.08 per share declared by the Board of Directors for 2011.

On April 16, 2012, the Company paid the first quarterly cash dividend distribution of $4.8 million or $0.109 per share declared by the Board of Directors for 2012.

On May 4, 2012, the Board of Directors approved a quarterly cash dividend of $4.8 million or $0.109 per share on our outstanding shares of common stock. The dividend was paid on July 16, 2012 to stockholders of record as of the close of business on June 29, 2012.

On July 31, 2012 the Board of Directors declared a quarterly cash dividend of $0.109 per share, payable to the holders of our common stock. This quarterly cash dividend will be paid on October 15, 2012 to stockholders of record as of the close of business on September 28, 2012.

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

•

political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and exchange rate system.

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the three and six-month periods ended June 30, 2012 and 2011;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

To complete our suite of e-commerce services, during 2010, we launched, the MercadoShops on-line stores solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their stores.

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

Recent Developments

2012 Long Term Retention Plan

On June 5, 2012, our board of directors, upon the recommendation of the compensation committee, approved the 2012 Long Term Retention Plan (the “2012 LTRP”). If earned, payments to eligible employees under the 2012 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees.

In order to receive an award under the 2012 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2012 LTRP bonus, payable as follows:

•	the eligible employee will receive a fixed cash payment equal to 6.25% of his or her 2012 LTRP bonus once a year for a period of eight years starting in 2013 (the “Annual Fixed Payment”); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 6.25% of the applicable 2012 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2011 Stock Price, defined as $77.77, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2011. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The compensation cost related to the Annual Fixed Payments is recognized on a straight line basis using the equal annual accrual method. The compensation cost related to the Variable Payments is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.

As of June 30, 2012, the total compensation cost of the 2012 LTRP is expected to be approximately $7.3 million and the related accrued compensation expense for the six-month period ended June 30, 2012 was $0.8 million.

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

•	up-front fees;

•	final value fees; and

•	online advertising fees.

Our MercadoPago payments processing service is offered at no extra cost on our marketplace in all countries where we have upgraded our payments platform to its new and improved version (“MP3”). Our payments platform was upgraded in Brazil and Argentina before 2011, while Mexico and Venezuela were upgraded in the second and fourth quarter of 2011, respectively.

Coinciding with the rollout of our new payment platform, the acceptance of MercadoPago became a mandatory payment option on all marketplace listings that are not free in all of the above countries except for Venezuela. As a result of the aforementioned changes, we no longer charge a specific processing fee for the use of MercadoPago on our marketplace. We do, however, continue to generate payment-related revenues, reported within each of our reporting segments, attributable to:

•	commissions charged to sellers for the use of the MercadoPago platform on transactions that occur outside of our marketplace platform;

•	revenues from a financing markup charged when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur on or off of our marketplace platform.

The following table sets forth the percentage of consolidated net revenues by segment for the three and six-month periods ended June 30, 2012 and 2011:

	Six-Month Period Ended		Three-Month Period Ended
	June 30,		June 30,
(% of total consolidated net revenues)	2012	2011	2012	2011
Brazil	50.0%	57.1%	49.8%	57.6%
Argentina	22.4	17.6	23.1	17.9
Venezuela	13.7	10.7	14.0	10.4
Mexico	7.3	8.1	6.8	7.7
Other Countries	6.5	6.6	6.3	6.4

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

The following table summarizes the changes in net revenues for the three and six-month periods ended June 30, 2012 and 2011:

	Six-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from 2011
	June 30,		to 2012 (*)		June 30,		to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$86.4	$74.7	$11.7	15.7%	$44.2	$39.9	$4.3	10.7%
Argentina	38.7	23.0	15.7	68.4%	20.6	12.4	8.2	65.9
Venezuela	23.7	14.0	9.7	68.9%	12.4	7.2	5.2	71.6
Mexico	12.6	10.6	2.0	19.1%	6.0	5.4	0.7	12.6
Other Countries	11.2	8.5	2.7	30.7%	5.6	4.4	1.2	26.2

Total Net Revenues	$172.6	$130.8	$41.7	31.9%	$88.8	$69.4	$19.5	28.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three and six-month periods ended June 30, 2012 and 2011, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See — “Critical accounting policies and estimates — Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 6.4% and 6.5% of net revenues for the three and six-month periods ended June 30, 2012.

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

•	The industry in which we operate may not influence our ability to access to the official exchange rate;

•	The Commission for the Administration of Foreign Exchange (“CADIVI”) volume of approvals for the use of the official rate went down 50% on a year-to-year basis as of July 2009; and

•

CADIVI has not only delayed approvals but also removed many items from its priority lists (current priorities appear to be food and medicine), causing delays in the repatriation of dividends for many companies.

Consequently, in the fourth quarter of 2009, we translated our Venezuelan subsidiaries’ assets, liabilities, income and expense accounts using the parallel exchange rate.

As of the date of this report the Company did not buy U.S. dollars at the CADIVI official rate.

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary as of January 1, 2010 considering U.S. dollar as the functional currency for purposes of our financial statements. Therefore, no translation effect was accounted for in other comprehensive income since October 1, 2009 related to our Venezuelan operations.

On May 14, 2010, the Venezuelan government enacted reforms to its exchange regulations making the Venezuelan Central Bank (“BCV”) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

Under the new system, known as the Foreign Currency Securities Transactions System (“SITME”), entities domiciled in Venezuela can buy U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum amount equivalent to $50,000 per day and $350,000 per calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

As a consequence of this new system, we started using the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV. For the three and six-month periods ended June 30, 2012 and 2011, the exchange rate used to re-measure transactions was 5.30 “Bolivares Fuertes” per U.S. dollar.

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

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2012 and December 31, 2011 and net revenues for the six-month periods ended June 30, 2012 and 2011.

	June 30, 2012	June 30, 2011
Venezuelan operations
Net Revenues	$23,658,890	$14,005,393

	June 30, 2012	December 31, 2011
Assets	42,526,197	31,074,871
Liabilities	(13,965,973)	(10,414,881)

Net Assets	$28,560,224	$20,659,990

As of June 30, 2012, net assets of our Venezuelan subsidiaries amount to approximately 11.5% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 11.3% of our consolidated cash and investments.

On June 2, 2011, our Venezuelan subsidiary acquired an office property containing 992 square meters in a building located in Caracas, Venezuela for approximately $6.6 million. We funded the purchase price through working capital.

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

Goodwill and certain indefinite life trademarks are reviewed at the end of the year for impairment or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of our company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. We adopted the new guidance to test goodwill and, as a consequence, performed a qualitative assessment before calculating the fair value of the reporting unit. If we determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the fair-value based test is applied. For the year ended December 31, 2011, based on the qualitative assessment, we determined that the fair value of all the reporting units is greater than the carrying amount.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report, Item 3 of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, and in Note 8 to our unaudited interim condensed consolidated financial statements, included in this report. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At June 30, 2012, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.

Results of operations for the three-month period ended June 30, 2012 compared to three-month period ended June 30, 2011 and the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011

The selected financial data for the three and six-month periods ended June 30, 2012 and 2011 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012 or for any other period.

Statement of income data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2012 (*)	2011 (*)	2012 (*)	2011 (*)
	(Unaudited)		(Unaudited)
Net revenues	$172.6	$130.8	$88.8	$69.4
Cost of net revenues	(45.0)	(31.3)	(23.9)	(16.9)

Gross profit	127.6	99.6	65.0	52.4

Operating expenses:
Product and technology development	(13.7)	(10.7)	(6.1)	(5.5)
Sales and marketing	(34.2)	(28.9)	(16.8)	(15.6)
General and administrative	(22.8)	(19.2)	(10.1)	(9.7)

Total operating expenses	(70.8)	(58.7)	(33.1)	(30.9)

Income from operations	56.8	40.8	31.9	21.6

Other income (expenses):
Interest income and other financial gains	6.1	4.1	3.0	2.2
Interest expense and other financial charges	(.6)	(1.5)	(0.5)	(0.9)
Foreign currency gains (losses)	(0.3)	(1.2)	.7	(0.7)
Other (expenses) income, net	(0.0)	.3	(0.0)	0.2

Net income before income / asset tax expense	62.0	42.5	35.1	22.5

Income / asset tax expense	(17.0)	(13.6)	(9.7)	(7.6)

Net income	$45.0	$28.9	$25.4	$14.8

Less: Net Income attributable to Noncontrolling	.0	—	.0	—

Net income available to common shareholders	$45.0	$28.9	$25.4	$14.8

(*)	The table above may not total due to rounding.

Other Data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2012	2011	2012	2011
Number of confirmed registered users at end of the period [1]	73.2	58.4	73.2	58.4
Number of confirmed new registered users during the period [2]	7.3	5.5	3.7	2.8
Gross merchandise volume [3]	2,620.9	2,021.8	1,299.2	1,067.8
Number of items sold [4]	30.8	22.5	15.8	11.6
Total payment volume [5]	781.7	541.1	411.6	295.8
Total payment transactions [6]	10.4	5.7	5.5	3.1
Depreciation and amortization	4.1	3.3	2.1	1.8

1-	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
2-	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
4-	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
6-	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Six-Month Period Ended June 30,		Change from 2011 to 2012 (*)		Three-Month Period Ended June 30,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$172.6	$130.8	$41.7	31.9%	$88.8	$69.4	$19.4	28.1%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The 28.1% growth in net revenues from the second quarter of 2011 to the second quarter of 2012 resulted principally from a 21.7% increase in the gross merchandise volume (“GMV”) transacted through our platform from second quarter of 2011 to the second quarter of2012. This GMV growth resulted from a 35.6% increase in items sold between those periods. Additionally, non-marketplace revenues from financing and off-platform payments grew 40.8% from the second quarter of 2011 to the second quarter of 2012, mainly as a consequence of a 39.1% increase in the total payments volume (“TPV”) paid using MercadoPago. Finally, classified and ad sales revenues for the second quarter of 2012 grew 36.0% over the second quarter of 2011.

The 31.9% growth in net revenues from the first half of 2011 to the first half of 2012 resulted principally from a 29.6% increase in the GMV transacted through our platform from first half of 2011 to the first half of 2012. This GMV growth resulted from a 36.8% increase in items sold between those periods. Additionally, non-marketplace revenues from financing and off-platform payments grew 39.7% from the first half of 2011 to the first half of 2012, mainly as a consequence of a 44.5% increase in the TPV paid using MercadoPago. Finally, classified and ad sales revenues for the first half of 2012 grew 39.4% over the first half of 2011.

Measured in local currencies, net revenues grew 47.1% and 45.4% during the three- and six month periods ended June 30, 2012 compared to the same periods a year earlier. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2011 and applying them to the corresponding months in 2012, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the changes in net revenues by each reporting segment for the three and six-month periods ended June 30, 2012 and 2011:

	Six Month Period Ended		Change from 2011		Three Month Period Ended		Change from 2011
	June 30,		to 2012 (*)		June 30,		to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$86.4	$74.7	$11.7	15.7%	$44.2	$39.9	$4.3	10.7%
Argentina	38.7	23.0	15.7	68.4%	20.6	12.4	8.2	65.9
Venezuela	23.7	14.0	9.7	68.9%	12.4	7.2	5.2	71.6
Mexico	12.6	10.6	2.0	19.1%	6.0	5.4	0.7	12.6
Other Countries	11.2	8.5	2.7	30.7%	5.6	4.4	1.2	26.2

Total Net Revenues	$172.6	$130.8	$41.7	31.9%	$88.8	$69.4	$19.5	28.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

On a segment basis, our net revenues for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011, increased across all segments.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages) (*)
2012
Net Revenues	$83.7	$88.8	n/a	n/a
Percent change from prior quarter	-3%	6%
2011
Net Revenues	$61.5	$69.4	$81.6	$86.5
Percent change from prior quarter	-1%	13%	18%	6%
2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Cost of net revenues

	Six-Month Period Ended June 30,		Change from 2011 to 2012 (*)		Three-Month Period Ended June 30,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$45.0	$31.3	$13.7	43.9%	$23.9	$16.9	$7.0	41.1%

As a percentage of net revenues (*)	26.1%	23.9%			26.9%	24.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three and six-month periods ended June 30, 2012, the increase in cost of net revenues as compared to the same periods of 2011 was primarily attributable to an increase of collection fees by $3.6 million and $6.7 million, respectively. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of our payment solution into our marketplace, which has a higher collection fee cost and additional collections related services contracted. For the three and six-month periods ended June 30, 2012, total TPV represents, 33.7% and 31.7%, respectively, of our total GMV (excluding motor vehicles, vessels, aircraft and real estate) in those countries where MercadoPago is available. In addition, sales taxes on our net revenues increased by $0.4 million and $1.4 million, respectively, or 7.5% and 14.2% for the three and six-month periods ended June 30, 2012, compared to the same period of 2011 mainly as a consequence of increases in net revenues. Moreover, during the three and six-month periods ended June 30, 2012 as compared to the same periods in the prior year, expenditures related to our in-house customer support operations increased by $1.4 million and $2.8 million, respectively, primarily driven by an increase in compensation and recruitment costs, and increased investments in customer service operations. The increased compensation costs and recruitment operational are incurred in order to improve our service and our initiatives to combat fraud, illegal items and fee evasion. In addition, for the three and six-month periods ended June 30, 2012, our hosting cost increased by $0.7 million as compared to the same periods in 2011. Finally, for the three and six-month periods ended June 30, 2012, as compared to the same periods of the previous year, bank transfer fees related to MercadoPago, mainly in Brazil, increased by $nil and $0.3 million, respectively.

Product and technology development

	Six-Month Period Ended		Change from		Three-Month Period Ended		Change from 2011
	June 30,		2011 to 2012 (*)		June 30,		to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$13.7	$10.7	$3.0	28.5%	$6.1	$5.5	$0.6	11.1%

As a percentage of net revenues (*)	7.9%	8.2%			6.9%	8.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three and six-month periods ended June 30, 2012, the growth in product and technology development expenses as compared to the same periods in 2011, was attributable to an increase of $0.1 million, or 2.6%, and $1.3 million, or 24.3%, respectively, in compensation costs. These additional compensation expenses were primarily related to increases in compensation costs and to the addition of engineers, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Product and technology development expenses also grew during the three and six-month periods ended June 30, 2012 compared to the same periods in 2011 as a consequence of an increase of $0.1 million, or 43.6%, and $0.1 million, or 50.5%, respectively, in communications expenses and an increase of $0.1 million, or 18.4%, and $0.6 million, or 49.8% in maintenance expenses related to the use of cloud computing (AWS), IT consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN), which is a system of computers containing copies of data placed at various nodes of a network. In addition, product and technology expenses also grew, during the three and six-month periods ended June 30, 2012 as a consequence of increases in depreciation and amortization expense of $0.2 million, or 19.1%, and $0.5 million, or 22.7%, respectively and increases in other product and development expenses of $0.1 million and $0.5 million, respectively compared to the same periods in 2011.

Sales and marketing

	Six-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from
	June 30,		to 2012 (*)		June 30,		2011 to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$34.2	$28.9	$5.3	18.6%	$16.8	$15.6	$1.2	7.5%

As a percentage of net revenues (*)	19.8%	22.1%			18.9%	22.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended June 30, 2012, the $1.2 million increase in sales and marketing expenses when compared to the same period in 2011 was primarily attributable to an increase of $0.9 million in salaries as compared to the same period of the previous year and to an increase of $0.6 million mainly related to MercadoPago chargebacks in Brazil for the same period year on year. Finally, bad debt slightly increased by $0.1 million for three-month period ended June 30, 2012 as compared to the same period in 2011. Bad debt represented 4.9% and 6.1% of net revenues for the three-months ended June 30, 2012 and 2011, respectively. These increases were partially offset by a decrease of $0.2 million in off-line marketing expenses as compared to the second quarter of 2011.

For the six-month period ended June 30, 2012 the increase in sales and marketing expenses as compared to the same period in 2011 was primarily driven by an increase of $3.8 million mainly related to MercadoPago chargebacks in Brazil. The increase was also attributable to an increase in salaries in the first half of 2012 of $1.4 million and an increase of $1.1 million in bad debt, as compared to the same period in 2011. Bad debt represented 5.4% and 6.3% of net revenues for the six-month periods ended June 30, 2012 and 2011, respectively. Finally, during the six-month period ended June 30, 2012, on-line marketing expenses slightly increased by $0.2 million in 2012 as compared to the same period in 2011, as a consequence of an increase in portal deal expenses of $1.2 million partially offset by a decrease in our affiliate program of $1.0 million. These increases have been partially offset by a decrease of $0.7 million in off-line marketing expenses and a decrease of $0.6 million in trust and safety expenses in 2012, as compared to the same period in 2011.

General and administrative

	Six-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from 2011
	June 30,		to 2012 (*)		June 30,		to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)
General and administrative	$22.8	$19.2	$3.6	19.0%	$10.1	$9.7	$0.4	4.1%

As a percentage of net revenues (*)	13.2%	14.7%			11.4%	14.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended June 30, 2012, the increase in general and administrative expenses as compared to the same period of 2011 was primarily attributable to a $0.4 million increase in salaries, an increase of $0.4 million in outside services mainly related to legal fees and an increase in other general and administrative expenses of $0.5 million. These increases were partially offset by a decrease in office expenses of $0.8 million mainly as a consequence of the new offices opened in 2011 in some of our main locations. Depreciation and amortization increased by $0.1 million for the three-month period ended June 30, 2012.

For the six-month period ended June 30, 2012, the increase of $3.6 million in general and administrative expenses as compared to the same period in 2011 was primarily attributable to an increase of $2.2 million in compensation costs in the 2012 period related to our LTRP and increases in salaries for retain talent, an increase of $1.2 million in outside services mainly related to legal fees and an increase in other general and administrative expenses of $1.7 million, mainly as a consequence of $0.9 million of expenses related to certain checks for tax payments made by our Venezuelan subsidiary that were not collected by the National Tax and Customs Administration of Venezuela (“SENIAT”) as a consequence of administrative errors made by the clearing bank. As a result, our Venezuelan subsidiary paid to SENIAT taxes owed and filed a claim related to the issue. These increases were partially offset by a decrease of $1.4 million in other general and administrative expenses in the first half of 2012 mainly as a consequence of the new offices opened in 2011 in some of our main locations.

Other income (expenses)

	Six-Month Period Ended		Change from		Three-Month Period Ended		Change from 2011
	June 30,		2011 to 2012 (*)		June 30,		to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expenses)	$5.2	$1.7	$3.6	212.6%	$3.3	$0.9	$2.3	258.5%

As a percentage of net revenues	3.0%	1.3%			3.7%	1.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended June 30, 2012 as compared to the same period in 2011, the $2.3 million increase in other income (expenses) was mainly attributable to a gain in foreign exchange of $0.7 million versus a loss in the same period in 2011 of $0.7 million, which generated an increase of $1.4 million, followed by an increase of $0.7 million in interest income and other financial gains related to higher interest income earned on our investments driven by a greater volume of investments in all locations.

For the six-month period ended June 30, 2012 as compared to the same period in 2011, the increase in other income (expense) was primarily a result of a $1.9 million increase in interest income and other financial gains related to higher interest income earned on our investments driven by a greater volume of investments in all locations. In addition, financial expenses decreased by $1.0 million in the first half of 2012 as compared to the same period in 2011. Foreign exchange loss decreased by $0.9 million mainly attributable to the impact of the local currency depreciation on the cash balances held by our Brazilian and Argentine subsidiaries partially offset by an appreciation of cash balances held by our Mexican subsidiaries in U.S. dollars during the first half of 2012 versus a lesser appreciation of the local currencies against U.S. dollars in the first half of 2011.

Income and asset tax

	Six-Month Period Ended		Change from 2011 to 2012		Three-Month Period Ended		Change from 2011 to
	June 30,		(*)		June 30,		2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$17.0	$13.6	$3.5	24.7%	$9.7	$7.6	$2.1	27.5%

As a percentage of net revenues (*)	9.9%	10.4%			11.0%	11.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

During the three and six-month periods ended June 30, 2012 as compared to the same periods the previous year, income and asset tax increased $2.1 million and $3.5 million, respectively, as a consequence of higher taxable income period over period.

For the six-month period ended June 30, 2012, our income and asset tax expense margin was lower as compared to the same period in the previous year, because in the six-month period ended June 30, 2012 our income and asset tax expense margin was positively impacted by decreases in income tax charge in Brazil as a consequence of permanent tax differences period over period and by the effect of a higher pre-tax income in our Argentine subsidiary which has a lower effective tax rate as a consequence of the software development law.

Our blended tax rate is defined as income and asset tax expense as a percentage of income before income and asset tax. Our effective income tax rate is defined as the provision for income taxes (net of charges related to dividend distribution from foreign subsidiaries which are offset with domestic foreign tax credits) as a percentage of income before income and asset tax. The effective income tax rate excludes the effects of the deferred income tax, and the assets and complementary income tax.

The following table summarizes the changes in our blended and effective tax rate for the three and six-month periods ended June 30, 2012 and 2011:

	Six-Month Period Ended		Three-Month Period Ended
	June 30,		June 30,
	2012	2011	2012	2011
Blended tax rate	27.4%	32.1%	27.7%	34.0%
Effective tax rate	27.8%	28.4%	26.4%	28.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

rounded amounts that appear in the table.

Our blended tax rate decreased from the three and six-month periods ended June 30, 2011 to the same periods in 2012 due to a growth in our Argentine taxable income where the income tax rate is lower as compared to other locations. The decrease in our blended tax rate was also due to decreases in income tax charge in Brazil as a consequence of permanent tax differences.

Our effective tax rate decreased from the three and six-month periods ended June 30, 2011 to the same periods in 2012, mainly due to temporary and permanent tax differences in Argentina and Venezuela.

The following table sets forth our effective income tax rate related to our main locations for the three and six-month periods ended June 30, 2012 and 2011:

	Six-Month Period Ended		Three-Month Period Ended
	June 30,		June 30,
	2012	2011	2012	2011
Effective tax rate by country

Argentina	15.0%	16.4%	14.4%	14.9%
Brazil	33.7%	31.5%	30.7%	30.8%
Mexico	33.9%	23.7%	30.6%	27.2%
Venezuela	33.6%	34.4%	33.6%	38.4%

The Company’s Argentine subsidiary is a beneficiary of a software development law granting it a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the three and six-month periods ended June 30, 2012 and 2011 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher but, in that case, we would have pursued an alternative tax planning strategy. In addition, on August 17, 2011, the Argentine government issued a new software development law which is still waiting for the regulatory decree. If the Argentine operation qualifies under the new software development law, it is possible that the current Argentine income tax relief we benefit from could be reduced slightly. However, under the new law, it is also possible that the tax holiday would be extended for an additional five years, while also providing us with certain other fiscal benefits.

The decrease in our Argentine operation’s effective income tax rate for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011 was impacted by changes in both temporary and permanent tax differences and to the effect of the relief in the income tax expense derived from the application of the software development law.

For the three and six-month periods ended June 30, 2012, our Brazilian effective income tax rates are lower than the local statutory rate of 34% mainly as a consequence of variations in both temporary and permanent tax differences. For the three and six-month periods ended June 30, 2011 our Brazilian effective income tax rate is lower than the local statutory rate of 34% mainly because of the business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country.

For the three and six-month periods ended June 30, 2012, our Mexican effective income tax rates are higher than the local statutory rate of 30% mainly because of variations in temporary and permanent tax differences. For the three and six-month periods ended June 30, 2011, our Mexican effective income tax rate is lower than the local statutory rate mainly because of variations in permanent tax differences. Moreover, the effective income tax rate in our Mexican subsidiaries for the six-month ended June 30 2011 were affected by a difference, amounted to $0.1 million, between income tax provision for the year ended December 31, 2010 and the income tax return effectively paid during the first half of 2011.

For the three and six-month periods ended June 30, 2012 and 2011, our Venezuelan effective income tax rates are lower than the local statutory rate of 34%, mainly due to losses related to local inflation adjustment computed for tax purposes that is not recorded for U.S. GAAP purposes.

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

At June 30, 2012, our principal source of liquidity was $170.6 million of cash and cash equivalents and short-term investments and $49.6 million of long-term investments provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised by available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of June 30, 2012, cash and investments of foreign subsidiaries amounted to $179.6 million or 81.6% of our consolidated cash and investments and approximately 65.0% of consolidated cash and investments are held outside the U.S., mostly in Brazil, Argentina and Venezuela. Our strategy is to reinvest our undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three and six-month periods ended June 30, 2012 and 2011:

	Six months ended June, 30
(In millions)	2012	2011
	(in millions)
Net cash provided by (used in):

Operating activities	$58.5	$33.7
Investment activities	(28.3)	(43.3)
Financing activities	(8.3)	(3.5)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.5

Net increase (decrease) in cash and cash equivalents	$20.2	$(12.6)

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Six Month Period Ended		Change from 2011 to
	June 30,		2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$58.5	$33.7	$24.8	73.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $24.8 million increase in net cash provided by operating activities during the six-month period ended June 30, 2012 as compared to the same period in 2011 was mainly attributable to a $16.1 million increase in net income. Additionally, net cash provided by operating activities for the six-month period ended June 30, 2012 versus the same period of 2011 was impacted by a $11.4 million increase in changes in accounts payable and accrued expenses, and $2.7 million increase in working capital relating to our payment solution.

This increase in cash provided by operations has been partially offset by a $2.9 million increase in changes in accounts receivable and a $1.7 million increase in changes in other assets.

Net cash used in investing activities

	Six Month Period Ended			Change from 2011 to
	June 30,			2012 (*)
	2012	2011		in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(28.3)		$(43.3)	$15.0	-34.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the six-month period ended June 30, 2012 resulted mainly from purchases of investments for $205.4 million. During the six-month period ended June 30, 2012, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $186.8 million of investments as part of our financial strategy. Additionally, we used $9.7 million of cash in the six-month period ended June 30, 2012 to make capital expenditures mainly related to technological equipment and software licenses and a new office opened in Aguada Park, Uruguay.

Net cash used in investing activities in the six-month period of 2011 resulted mainly from purchases of investments for $201.0 million. During the six-month period ended June 30, 2011, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $171.1 million of investments as part of our financial strategy. Additionally, we used $13.2 million of cash in the six-month period ended June 30, 2011 to make capital expenditures related to technological equipment, software licenses, and new office space in Venezuela and Argentina and in office equipment in Brazil, Colombia and Mexico.

Net cash used in financing activities

	Six Month Period Ended June 30,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$(8.3)	$(3.5)	$(4.8)	-100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the six-month period ended June 30, 2012, our primary use of cash was to fund the $8.3 million of quarterly cash dividends paid on January 17, 2012 and on April 16, 2012.

For the six-month period ended June 30, 2011, our primary use of cash was to fund the $3.5 million of quarterly cash dividends paid on April 15, 2011.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

As of June 30, 2012, we recorded $4.8 million of dividends payable to our stockholders. In addition, as of June 30, 2012, our outstanding debt of $0.2 million is related to Argentine car lease contracts.

Cash Dividends

On January 17, 2012, we paid the fourth quarterly cash dividend in our history for $3.5 million (or $0.08 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2011. On February 17, 2012, our Board of Directors approved a quarterly cash dividend of $4.8 million (or $0.109 per share) on our outstanding shares of common stock. The dividend was paid on April 16, 2012 to stockholders of record as of the close of business on March 30, 2012. On May 4, 2012, our Board of Directors approved a second quarter cash dividend of $4.8 million (or $0.109 per share) on our outstanding shares of common stock. The dividend was paid on July 16, 2012 to stockholders of record as of the close of business on June 29, 2012.

On July 31, 2012 our Board of Directors declared a quarterly cash divident of $0.109 per share, payable to the holders of our common stock. This quarterly cash dividend will be paid on October 15, 2012 to stockholders of record as of the close of business on September 28, 2012.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures for the six-month periods ended June 30, 2012 and 2011 amounted to $10.4 million and $13.4 million, respectively. During the first half of 2012 we opened a new office in Aguada Park, Uruguay. Such investment amounted to approximately $1.0 million and will be used to expand our customer support operations. In addition we made other information technology investments. During the first half of 2011, our capital expenditures included the acquisition of a new office property located in Caracas, Venezuela for approximately $6.6 million as well as other information technology investments. The Company is permanently increasing the level of investment on hardware and software licenses necessary to improve and update the technology of our platform and cost of computer software developed internally. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

At June 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

On July 27, 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”. The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We are currently evaluating the impact that this update could have on our financial statements.

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

Foreign currencies

At June 30, 2012, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to a highly inflationary environment. As of June 30, 2012, the total cash and cash equivalents denominated in foreign currencies totaled $59.0 million, short-term investments denominated in foreign currencies totaled $78.3 million and accounts receivable and credit cards receivables in foreign currencies totaled $44.5 million. As of June 30, 2012, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. As of June 30, 2012, our dollar-denominated cash and cash equivalents and short-term investments totaled $33.3 million and our dollar-denominated long-term investments totaled $49.6 million. For the three-month period ended June 30, 2012, we had a gain on foreign currency of $0.7 million and for the six-month period ended June 30, 2012 a loss of $0.3 million, mainly related to the cash and investment balances of our Brazilian and Argentine subsidiaries that were held in U.S. dollars which depreciated in terms of local currencies partially offset by the effect of the appreciation of local currency in Mexico. (See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three and six-month periods ended June 30, 2012 compared to three and six-month periods ended June 30, 2011 — Other income (expenses)” for more information).

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

As of June 30, 2012, net assets of our Venezuelan subsidiaries amount to approximately 11.5% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to only approximately 11.3% of our consolidated cash and investments.

Although, the current mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela imply increased restrictions, we do not expect that the current restrictions to purchase dollars will have a significant adverse effect on our business plans with regard to the investment in Venezuela.

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

The following table sets forth the percentage of consolidated net revenues by segment for the three and six- month periods ended June 30, 2012 and 2011:

	Six-Month Period Ended		Three-Month Period Ended
	June 30,		June 30,
(% of total consolidated net revenues)	2012	2011	2012	2011
Brazil	50.0%	57.1%	49.8%	57.6%
Argentina	22.4	17.6	23.1	17.9
Venezuela	13.7	10.7	14.0	10.4
Mexico	7.3	8.1	6.8	7.7
Other Countries	6.5	6.6	6.3	6.4

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

The table below shows the impact on our net revenues, expenses, other income and income tax, net income and shareholders’ equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of June 30, 2012 and for the six-month period ended June 30, 2012:

Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	191.7	172.6	157.0
Expenses	(128.5)	(115.8)	(105.3)

Income from operations	63.2	56.8	51.6

Other (expenses) and income tax related to profit & loss items	(12.8)	(11.5)	(10.5)
Foreign currency impact related to the remeasurement of our net asset position	(0.3)	(0.3)	(0.3)

Net income	50.1	45.0	40.9

Less: Net Income attributable to redeemable noncontrolling interest	0.02	0.02	0.02

Net income attributable to MercadoLibre, Inc.	50.0	45.0	40.9

Total Equity	261.8	247.8	239.9

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2012 we have not entered into any such agreement.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on the interest rate that the financial institutions charge us when we sell our MercadoPago receivables. At June 30, 2012, MercadoPago’s funds receivable from customers totaled approximately $28.0 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2012, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 3.01%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2012 could decrease (increase) by approximately $1.6 million.

As of June 30, 2012, our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $83.0 million and as non-current assets in the amount of $49.6 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2009, 2010, 2011 and 2012 long-term retention plan (the “2009, 2010, 2011 and 2012 LTRP”) payable as follows:

•

eligible employees will receive a fixed cash payment equal to 6.25% of his or her 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus once a year for a period of eight years starting in 2010 and/or 2011 and/or 2012 and/or 2013 (the “2009, 2010, 2011 and 2012 Annual Fixed Payment”); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “2009, 2010, 2011 and 2012 Variable Payment”) equal to the product of (i) 6.25% of the applicable 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008, 2009, 2010 and 2011 Stock Price, defined as $13.81, $45.75, $65.41 and $77.77 for the 2009, 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009, 2010 and 2011, respectively. The “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2009, 2010, 2011 and 2012 variable payment LTRP liability subjects us to equity price risk. At June 30, 2012, the total contractual obligation fair value of our 2009, 2010, 2011 and 2012 Variable Payment LTRP liability amounts to $14.2 million. As of June 30, 2012, the accrued liability related to the 2009, 2010, 2011 and 2012 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $5.5 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011 and 2012 Variable Payment if our stock price were to experience increases or decreases by up to 40%.

	As of June 30, 2012
		2009, 2010,
	MercadoLibre, Inc	2011 and 2012 variable
(In US dollars)	Equity Price	LTRP liability
Change in equity price in percentage
40%	112.54	19,813,431
30%	104.50	18,398,186
20%	96.46	16,982,941
10%	88.42	15,567,696
Static (*)	80.38	14,152,451
-10%	72.35	12,737,206
-20%	64.31	11,321,960
-30%	56.27	9,906,715
-40%	48.23	8,491,470

(*)	Average closing stock price for the last 60 trading days of the closing date.

Item 4	— Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012, our total reserves for proceeding-related contingencies were approximately $ 2.2 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.

As of June 30, 2012, there were 492 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of June 30, 2012, there were more than 2,533 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for those proceedings which we have considered that a loss is probable. The disclosure below updates and supplements the information set forth in “Item 3 – Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and “Part II – Item I Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012:

On June 11, 2007, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., or Praetorium, sued our Brazilian subsidiary in the Fourth Civil Court of the County of Belo Horizonte, State of Minas Gerais, Brazil. Praetorium alleged that the Brazilian subsidiary was infringing Praetorium’s copyrights as a result of users selling allegedly counterfeit copies of Praetorium’s courses through the Brazilian page of the website. Praetorium seeks an injunction, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers containing the name of Praetorium was granted to Praetorium in July 2007. In addition to the preliminary injunction, a fine of approximately $5,300 per day of noncompliance was imposed up to a maximum of approximately $131,000 and a fine of approximately $530 at the exchange rate applicable at that time was also imposed for each new product posted after July 13, 2007 containing the name of Praetorium and listed in the Brazilian page of MercadoLibre’s website. We appealed the decision granting the preliminary injunction, which appeal was denied. On July 17, 2012 the Lower Court ruled against the Company and held that it had to pay R$10,000 or approximately $4,947 at the exchange rate as of June 30, 2012 plus an amount damages to be defined at judgment execution, plus attorneys’ fees. On July 24, 2012 we presented to the Lower Court an appeal against this decision.

City of São Paulo Tax Claim

In June 2012, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.4 million according to the exchange rate as of June 30, 2012. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. Our management and its legal advisors believe that the risk of loss is remote, and as a result, has not reserved any provision for this claim.

State of São Paulo Customer Service Level Claim

On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support. On November 17, 2010, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 8, 2011, we were summoned of the lawsuit and the injunction. On April 14, 2011, we presented a recourse to the lower court; and although the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would not start running until July11, 2011. On April 20, 2011, we presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May 4, 2011. On November 29, 2011, the state prosecutor signed an agreement with our Brazilian subsidiary and presented a motion for dismissal of the case. On January 16, 2012, Instituto Barão de Mauá de Defesa de Vítimas e Consumidores contra Entes Poluidores e Maus Fornecedores or The Instituto Barão de Mauá, a consumer protection entity which had joined the case as a co-plaintiff, presented a petition manifesting its partial disagreement with the commitments assumed by us. On March 22, 2012, the Lower Court Judge ruled in favor of the agreement and dismissed the claim against us. The Instituto Barão de Mauá did not appeal the decision, therefore the case is closed.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. On March 1, 2012 we presented its defense. In the opinion of our management and its legal counsel the risk of loss is reasonably possible.

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

As of June 30, 2012, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4	— Mine Safety Disclosures

Not applicable.

Item 6	— Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007).

10.1	MercadoLibre, Inc. 2012 Long Term Retention Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2012).

10.17	Free Trade Zone Direct User Agreement Aguada Park, as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012. *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith
**	Furnished herewith
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 3, 2012	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007).

10.1	MercadoLibre, Inc. 2012 Long Term Retention Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2012).

10.17	Free Trade Zone Direct User Agreement Aguada Park, as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012. *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith