Form 10-Q
period 2012-09-30
MERCADOLIBRE INC
filed 2012-11-05
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

44,150,920 shares of the issuer’s common stock, $0.001 par value, outstanding as of October 31, 2012.

MERCADOLIBRE, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2012 and 2011	5

Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2012 and 2011	6

Condensed Consolidated Statements of Cash Flows for the three and nine-month periods ended September 30, 2012 and 2011	7

Notes to Condensed Consolidated Financial Statements	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	42

Item 4 — Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	45

Item 1A — Risk Factors	47

Item 4 — Mine safety disclosure	47

Item 6 — Exhibits	47

INDEX TO EXHIBITS	49

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

MercadoLibre, Inc.

Condensed Consolidated Financial Statements

as of September 30, 2012 and December 31, 2011

and for the three and nine-month periods

ended September 30, 2012 and 2011

MercadoLibre, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$98,171,852	$67,381,677
Short-term investments	79,390,492	74,928,620
Accounts receivable, net	16,447,126	16,815,087
Credits Cards Receivables	39,799,359	23,855,689
Prepaid expenses	2,232,034	1,269,594
Deferred tax assets	10,655,188	9,131,638
Other assets	8,215,671	6,863,250

Total current assets	254,911,722	200,245,555
Non-current assets:
Long-term investments	59,418,012	43,933,316
Property and equipment, net	35,217,386	30,877,719
Goodwill, net	61,357,722	62,093,948
Intangible assets, net	7,535,276	6,494,857
Deferred tax assets	6,137,545	6,491,646
Other assets	6,046,889	5,794,395

Total non-current assets	175,712,830	155,685,881

Total assets	$430,624,552	$355,931,436

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$24,298,361	$20,251,313
Funds payable to customers	83,559,610	69,216,185
Salaries and social security payable	18,022,393	13,525,293
Taxes payable	12,598,869	11,633,178
Loans payable and other financial liabilities	124,753	146,194
Dividends payable	4,812,036	3,531,362

Total current liabilities	143,416,022	118,303,525
Non-current liabilities:
Salaries and social security payable	4,139,830	3,844,172
Loans payable and other financial liabilities	74,937	136,227
Deferred tax liabilities	8,367,423	8,670,606
Other liabilities	2,520,584	1,797,890

Total non-current liabilities	15,102,774	14,448,895

Total liabilities	$158,518,796	$132,752,420

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	$4,000,000	$4,000,000

Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,150,920 and 44,142,020 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	$44,151	$44,142
Additional paid-in capital	120,468,759	120,452,032
Retained earnings	192,668,273	135,726,188
Accumulated other comprehensive loss	(45,075,427)	(37,043,346)

Total Equity	268,105,756	219,179,016

Total liabilities, redeemable noncontrolling interest and equity	$430,624,552	$355,931,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Income

For the three and nine-month periods ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net revenues	$269,846,848	$212,465,972	$97,266,784	$81,628,144
Cost of net revenues	(70,682,782)	(51,331,295)	(25,693,605)	(20,060,474)

Gross profit	199,164,066	161,134,677	71,573,179	61,567,670

Operating expenses:
Product and technology development	(21,703,194)	(16,600,802)	(7,983,301)	(5,925,019)
Sales and marketing	(52,820,525)	(45,567,338)	(18,587,486)	(16,701,982)
General and administrative	(34,110,996)	(28,160,262)	(11,288,705)	(8,976,946)

Total operating expenses	(108,634,715)	(90,328,402)	(37,859,492)	(31,603,947)

Income from operations	90,529,351	70,806,275	33,713,687	29,963,723

Other income (expenses):
Interest income and other financial gains	8,996,775	7,037,264	2,925,913	2,913,596
Interest expense and other financial losses	(864,477)	(2,562,633)	(312,860)	(1,052,865)
Foreign currency (loss)/gain	(477,499)	2,080,822	(193,529)	3,284,190
Other (loss) / income, net	(190,968)	253,148	(179,707)	(7,292)

Net income before income / asset tax expense	97,993,182	77,614,876	35,953,504	35,101,352

Income / asset tax expense	(26,893,425)	(22,439,967)	(9,885,607)	(8,804,905)

Net income	$71,099,757	$55,174,909	$26,067,897	$26,296,447

Less: Net Income attributable to Noncontrolling Interest	42,864	522	24,804	522

Net income attributable to MercadoLibre, Inc.	$71,056,893	$55,174,387	$26,043,093	$26,295,925

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
			(Unaudited)
Basic EPS
Basic net income attributable to MercadoLibre, Inc. per common share	$1.62	$1.25	$0.59	$0.60

Weighted average shares	44,146,834	44,137,176	44,150,387	44,141,925

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc. per common share	$1.62	$1.25	$0.59	$0.60

Weighted average shares	44,153,778	44,150,872	44,157,321	44,151,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three and nine-month periods ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$71,099,757	$55,174,909	$26,067,897	$26,296,447

Other comprehensive income (loss), net of income tax:
Currency traslation adjustment	(8,082,603)	(12,787,985)	(1,258,637)	(16,508,664)
Unrealized net gains on investments	975,179	928,179	104,883	546,745
Realized net gain on investments	(924,657)	(45,527)	—	—

Net change in accumulated other comprehensive loss, net of income tax	(8,032,081)	(11,905,333)	(1,153,754)	(15,961,919)

Total Comprehensive income	$63,067,676	$43,269,576	$24,914,143	$10,334,528

Less: Comprehensive Income attributable to Noncontrolling Interest	325,499	522	76,368	522

Comprehensive income attributable to MercadoLibre, Inc.	$62,742,177	$43,269,054	$24,837,775	$10,334,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operations:
Net income attributable to MercadoLibre, Inc.	$71,056,893	$55,174,387
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income attributable to Noncontrolling Interest	42,864	522
Depreciation and amortization	6,412,210	5,249,168
Accrued interest	(2,321,629)	(4,461,828)
LTRP accrued compensation	3,338,368	2,527,494
Deferred income taxes	(813,538)	1,174,177
Changes in assets and liabilities:
Accounts receivable	(3,824,015)	(6,290,360)
Credit Card Receivables	(18,852,184)	(8,188,181)
Prepaid expenses	(1,022,894)	(276,976)
Other assets	(2,092,362)	(5,228,268)
Accounts payable and accrued expenses	10,869,830	6,288,050
Funds payable to customers	19,984,595	16,052,471
Other liabilities	930,000	273,016

Net cash provided by operating activities	83,708,138	62,293,672

Cash flows from investing activities:
Purchase of investments	(344,739,785)	(297,570,336)
Proceeds from sale and maturity of investments	320,436,580	268,529,776
Payment for acquired businesses, net of cash acquired	—	(5,468,180)
Purchases of intangible assets	(1,341,789)	(119,262)
Purchases of property and equipment	(11,682,839)	(17,084,397)

Net cash used in investing activities	(37,327,833)	(51,712,399)

Cash flows from financing activities:
Dividends paid	(13,155,438)	(7,061,847)
Stock options exercised	5,700	11,175

Net cash provided in financing activities	(13,149,738)	(7,050,672)

Effect of exchange rate changes on cash and cash equivalents	(2,440,392)	(1,277,650)

Net increase in cash and cash equivalents	30,790,175	2,252,951
Cash and cash equivalents, beginning of the period	67,381,677	56,830,466

Cash and cash equivalents, end of the period	$98,171,852	$59,083,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

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

As of September 30, 2012, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payment solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of Florida, U.S.A.

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

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.5% and 99.7% of the consolidated totals during the nine-month periods ended September 30, 2012 and 2011, respectively. Long-lived assets located in the foreign operations totaled $97,722,978 and $93,489,980 as of September 30, 2012 and December 31, 2011, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2012 and December 31, 2011. These financial statements also show the Company’s consolidated statements of income and of comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, its consolidated statement of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012. The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period.

Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since the year ended December 31, 2010. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average rates in effect during the period/year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

According to US GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010 considering the U.S. dollar to be the functional currency for such operation.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

As of September 30, 2012, the exchange rate used to re-measure transactions was 5.30 “Bolivares Fuertes” per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2012 and December 31, 2011 and net revenues for the nine-month periods ended September 30, 2012 and 2011.

	September 30,	September 30,
	2012	2011
Venezuelan operations
Net Revenues	$37,872,351	$23,051,176

	September 30, 2012	December 31, 2011
Assets	52,240,768	31,074,871
Liabilities	(18,491,056)	(10,414,881)

Net Assets	$33,749,712	$20,659,990

As of September 30, 2012, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 12.6% of our consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 14.3% of our consolidated cash and investments.

Although, the current mechanisms available to obtain U.S. dollars for dividends distributions to shareholders outside Venezuela imply increased restrictions, the Company does not expect that the current restrictions to purchase U.S. dollars have a significant adverse effect on its business plans with regard to its investment in Venezuela.

Income Tax Holiday in Argentina

From fiscal year 2008, the Company’s Argentine subsidiary is beneficiary of a software development law. Part of the benefits obtained from being beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2014. Aggregate tax benefit totaled $2,530,901 and $1,527,295 for the three-month periods ended September 30, 2012 and 2011, respectively, while for the nine-month periods ended at such dates amounted to $6,656,141 and $4,062,730, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.06 and $0.03 for the three-month periods ended September 30, 2012 and 2011, respectively, while for the nine- month periods ended at such dates amounted to $0.15 and $0.09, respectively.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Income Tax Holiday in Argentina (Continued)

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

Recent Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”. The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company will adopt this accounting standard in the fourth quarter of 2012 and it does not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flows.

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

The following table shows how net income available to common shareholders is allocated using the two-class method, for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$26,067,897	$26,067,897	$26,296,447	$26,296,447

Net income attributable to noncontrolling interests	(24,804)	(24,804)	(522)	(522)

Change in redeemable amount of noncontrolling interest	184,100	184,100	—	—

Net income attributable to MercadoLibre, Inc. corresponding to common stock	$26,227,193	$26,227,193	$26,295,925	$26,295,925

	Nine Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$71,099,757	$71,099,757	$55,174,909	$55,174,909

Net income attributable to noncontrolling interests	(42,864)	(42,864)	(522)	(522)

Change in redeemable amount of noncontrolling interest	321,300	321,300	—	—

Net income attributable to MercadoLibre, Inc. corresponding to common stock	$71,378,193	$71,378,193	$55,174,387	$55,174,387

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share (Continued)

Net income per share of common stock is as follows for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. per common share	$0.59	$0.59	$0.60	$0.60

Numerator:
Net income attributable to MercadoLibre, Inc.	$26,227,193	$26,227,193	$26,295,925	$26,295,925

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,150,387	44,150,387	44,141,925	44,141,925
Adjustment for stock options	—	1,975	—	4,513
Adjustment for shares granted under LTRP	—	4,959	—	4,780

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,150,387	44,157,321	44,141,925	44,151,218

	Nine Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. per common share	$1.62	$1.62	$1.25	$1.25

Numerator:
Net income attributable to MercadoLibre, Inc.	$71,378,193	$71,378,193	$55,174,387	$55,174,387

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,146,834	44,146,834	44,137,176	44,137,176
Adjustment for stock options	—	1,977	—	8,894
Adjustment for shares granted under LTRP	—	4,967	—	4,802

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,146,834	44,153,778	44,137,176	44,150,872

The calculation of diluted net income per share excludes all anti-dilutive shares. During the three and nine-month periods ended September 30, 2012 and 2011, there were no anti-dilutive shares.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Goodwill and Intangible Assets

The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2012	2011
Goodwill	$61,357,722	$62,093,948

Intangible assets with indefinite lives
- Trademarks	5,333,319	5,068,147
Amortizable intangible assets
- Licenses and others	3,959,090	2,798,112
- Non-compete agreement	1,212,085	1,270,807
- Customer list	1,739,596	1,742,087

Total intangible assets	$12,244,090	$10,879,153
Accumulated amortization	(4,708,814)	(4,384,296)

Total intangible assets, net	$7,535,276	$6,494,857

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2012 and the year ended December 31, 2011, are as follows:

	Period ended September 30, 2012
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948
- Effect of exchange rates change	(889,147)	(1,805,923)	630,715	865,861	—	431,712	30,556	(736,226)

Balance, end of the period	$10,774,296	$19,777,851	$7,208,174	$11,487,700	$4,846,030	$5,799,238	$1,464,433	$61,357,722

	Year ended December 31, 2011
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314
- Purchase of Autoplaza.com	—	—	—	6,663,045	—	—	—	6,663,045
- Effect of exchange rates change	(1,467,206)	(1,780,552)	(719,429)	(1,066,829)	—	(80,542)	49,147	(5,065,411)

Balance, end of the year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Goodwill and Intangible Assets (Continued)

Amortizable intangible assets

Amortizable intangible assets are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $207,374 and $252,293 for the three-month periods ended September 30, 2012 and 2011, respectively, while for the nine-month periods ended at such dates amounted to $669,850 and $730,815, respectively.

Expected future intangible asset amortization completed as of September 30, 2012 is as follows:

For year ended 12/31/2012	$99,249
For year ended 12/31/2013	905,346
For year ended 12/31/2014	648,325
For year ended 12/31/2015	488,022
Thereafter	61,015

$2,201,957

5.	Segment reporting

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended September 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$46,202,033	$24,122,810	$6,736,106	$14,213,460	$5,992,375	$97,266,784
Direct costs	(27,296,613)	(11,291,054)	(4,251,146)	(4,058,735)	(2,857,274)	(49,754,822)

Direct contribution	18,905,420	12,831,756	2,484,960	10,154,725	3,135,101	47,511,962

Operating expenses and indirect costs of net revenues						(13,798,275)

Income from operations						33,713,687

Other income (expenses):
Interest income and other financial gains						2,925,913
Interest expense and other financial results						(312,860)
Foreign currency loss						(193,529)
Other losses, net						(179,707)

Net income before income / asset tax expense						$35,953,504

	Three Months Ended September 30, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$46,003,915	$15,828,272	$5,608,572	$9,045,783	$5,141,602	$81,628,144
Direct costs	(25,709,957)	(6,264,769)	(3,183,432)	(3,180,061)	(2,636,836)	(40,975,055)

Direct contribution	20,293,958	9,563,503	2,425,140	5,865,722	2,504,766	40,653,089

Operating expenses and indirect costs of net revenues						(10,689,366)

Income from operations						29,963,723

Other income (expenses):
Interest income and other financial gains						2,913,596
Interest expense and other financial results						(1,052,865)
Foreign currency gain						3,284,190
Other loss, net						(7,292)

Net income before income / asset tax expense						$35,101,352

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

	Nine Months Ended September 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$132,572,544	$62,800,492	$19,366,784	$37,872,351	$17,234,677	$269,846,848
Direct costs	(78,106,262)	(28,957,465)	(11,167,356)	(12,634,983)	(8,569,958)	(139,436,024)

Direct contribution	54,466,282	33,843,027	8,199,428	25,237,368	8,664,719	130,410,824

Operating expenses and indirect costs of net revenues						(39,881,473)

Income from operations						90,529,351

Other income (expenses):
Interest income and other financial gains						8,996,775
Interest expense and other financial results						(864,477)
Foreign currency loss						(477,499)
Other losses, net						(190,968)

Net income before income / asset tax expense						$97,993,182

	Nine Months Ended September 30, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$120,659,242	$38,800,077	$16,212,999	$23,051,176	$13,742,478	$212,465,972
Direct costs	(69,712,512)	(15,845,674)	(8,881,811)	(9,096,997)	(7,230,721)	$(110,767,715)

Direct contribution	50,946,730	22,954,403	7,331,188	13,954,179	6,511,757	101,698,257

Operating expenses and indirect costs of net revenues						(30,891,982)

Income from operations						70,806,275

Other income (expenses):
Interest income and other financial gains						7,037,264
Interest expense and other financial results						(2,562,633)
Foreign currency gain						2,080,822
Other income, net						253,148

Net income before income / asset tax expense						77,614,876

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	September 30,	December 31,
	2012	2011
US long-lived tangible assets	$6,363,775	$5,976,544

Other countries long-lived tangible assets
Argentina	16,400,362	14,316,612
Brazil	2,071,442	2,528,378
Mexico	353,922	409,707
Venezuela	8,243,064	7,192,073
Other countries	1,784,821	454,405

	$28,853,611	$24,901,175

Total long-lived tangible assets	$35,217,386	$30,877,719

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2012	2011
US intangible assets	$23,631	$—

Other countries goodwill and intangible assets
Argentina	21,425,412	22,407,558
Brazil	10,794,457	11,686,315
Mexico	14,763,732	13,709,353
Venezuela	6,595,117	6,599,584
Other countries	15,290,649	14,185,995

	$68,869,367	$68,588,805

Total goodwill and intangible assets	$68,892,998	$68,588,805

6.	Fair Value Measurement of Assets and Liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

Description	Balances as of September 30, 2012	Quoted Prices in active markets for identical Assets (Level 1)	Balances as of December 31, 2011	Quoted Prices in active markets for identical Assets (Level 1)
Assets

Cash and Cash Equivalents:

Money Market Funds	$25,178,383	$25,178,383	$20,836,617	$20,836,617

Investments:

Asset backed securities	17,250,864	17,250,864	18,309,316	18,309,316

Sovereign Debt Securities	15,113,399	15,113,399	10,708,563	10,708,563

Corporate Debt Securities	32,016,324	32,016,324	17,824,331	17,824,331

Total financial Assets	$89,558,970	$89,558,970	$67,678,827	$67,678,827

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

The Company’s financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of September 30, 2012 and December 31, 2011, the Company did not have any assets obtained from readily-available pricing sources for comparable instruments (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of September 30, 2012 and December 31, 2011, the Company had $74,427,916 and $72,019,726 of short-term investments, which consisted of time deposits. Those investments are accounted for at amortized cost which, as of September 30, 2012 and December 31, 2011, approximates their fair values.

As of September 30, 2012 and December 31, 2011, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in money markets funds and bank deposits. In addition, the carrying value of accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities approximates their fair values because of its short term maturity.

For the three and nine-month periods ended September 30, 2012 and 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles. As of September 30, 2012 and December 31, 2011, the Company does not have any non-financial assets or liabilities measured at fair value.

As of September 30, 2012 and December 31, 2011, the fair value of short and long-term investments classified as available for sale securities are as follows:

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

	September 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Short-term investments
Sovereign Debt Securities	$39,946	$26	$—	$39,972
Corporate Debt Securities	4,914,703	7,901	—	4,922,604

Total Short-term investments	$4,954,649	$7,927	$—	$4,962,576

Long-term investments
Sovereign Debt Securities	$14,734,664	$338,763	$—	$15,073,427
Corporate Debt Securities	26,457,314	640,130	(3,724)	27,093,720
Asset Backed Securities (2)	16,767,501	491,305	(7,942)	17,250,864

Total Long-term investments	$57,959,479	$1,470,198	$(11,666)	$59,418,011

Total	$62,914,128	$1,478,125	$(11,666)	$64,380,587

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Short-term investments
Sovereign Debt Securities	$1,554,448	$322	$—	$1,554,770
Corporate Debt Securities	1,375,006	—	(20,882)	1,354,124

Total Short-term investments	$2,929,454	$322	$(20,882)	$2,908,894

Long-term investments
Sovereign Debt Securities	$8,483,883	$669,910	$—	$9,153,793
Corporate Debt Securities	16,386,974	187,946	(104,713)	16,470,207
Asset Backed Securities (2)	17,647,012	715,749	(53,445)	18,309,316

Total Long-term investments	$42,517,869	$1,573,605	$(158,158)	$43,933,316

Total	$45,447,323	$1,573,927	$(179,040)	$46,842,210

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of September 30, 2012 and December 31, 2011.
(2)	Asset backed securities have investment grade credit ratings.

As of September 30, 2012, the estimated fair values of short-term and long-term investments classified by its contractual maturities are as follows:

One year or less	$4,962,576
One year to two years	9,327,280
Two years to three years	18,027,929
Three years to four years	9,465,330
Four years to five years	7,525,512
More than five years	15,071,960

Total	$64,380,587

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of September 30, 2012, the Company had established reserves for proceeding-related contingencies of $2,486,669 to cover legal actions against the Company. In addition, as of September 30, 2012 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,699,800.

No loss amount has been accrued for such possible legal actions of which most significant (individually or in the aggregate) are described below.

As of September 30, 2012, 499 legal actions were pending in the Brazilian ordinary courts. In addition, as of September 30, 2012, there were 2,894 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.3 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending. In the opinion of the Company’s legal counsel, as of September 30, 2012, the amount of $196,986 was not reserved since it was considered reasonably possible but not probable.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

State of São Paulo Fraud Claim

On September 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On September 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that the Brazilian subsidiary shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering the Brazilian subsidiary to remove from the Terms of Service of the Brazilian website any provision limiting the Company’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On September 29, 2009 the Company presented a recourse to the lower court, which was not granted. On September 29, 2009 the Company presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December, 1, 2009. The decision on the appeal is still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.

City of São Paulo Tax Claims

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate at that moment. In 2007 the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009 the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which maintained the reduction of the Infraction. As of the date of these condensed consolidated financial statements, the total amount of the claim is approximately $ 5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$9.5 million or $4.7 million, according to the exchange rate at September 30, 2012, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil order to contest the taxes and fines asserted by the Tax Authorities. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

City of São Paulo Tax Claims

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.4 million according to the exchange rate as of September 30, 2012. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the Income Tax for the 2006 period in an approximate amount of R$5.2 million or $2.6 million, according to the exchange rate as of September 30, 2012. On September 30, 2011 the Company presented administrative recourses against the tax authorities’ claim and on July 25, 2012 it was reduced to R$1.5 million or $0.8 million, according to the exchange rate as of September 30, 2012. On August 24, 2012 the Company presented its appeal to the Board of Tax Appeals (CARF)—Conselho Administrativo de Recursos Fiscais against the tax authorities’ claims. The decision on the appeal is still pending. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. On March 1, 2012 the Company presented its defense. On August 29, 2012 conciliatory hearing was taken, but no agreement was reached. On October 22, 2012, the Lower Court Judges ruled in favor of the Company and dismissed the claim against us. The state prosecutor can appeal the decision. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

State of Rio de Janeiro Customer Service Level Claim (Continued)

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

8.	Long Term Retention Plan

On July 15, 2009, June 25, 2010, August 1, 2011 and June 5, 2012, the Board of Directors, upon the recommendation of the Compensation Committee approved the 2009, 2010, 2011 and the 2012 employee retention programs (“2009, 2010, 2011 and 2012 LTRP”). The awards under the 2009, 2010, 2011 and 2012 LTRP are fully payable in cash in addition to the annual salary and bonus of each employee.

The 2009, 2010, 2011 and 2012 LTRP will be paid in 8 equal annual quotas (12.5% each) commencing on March 31, 2010, March 31, 2011, 2012 and March 31, 2013, respectively. Each quota is calculated as follows:

•	6.25% of the amount is calculated in nominal terms (“the nominal basis share”),

•	6.25% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided

•	by the average closing stock price for the last 60 trading days of 2008, 2009, 2010 and 2011 for the 2009, 2010, 2011 and 2012 LTRP, respectively. The average closing stock price for the 2009, 2010, 2011 and 2012 LTRP amounted to $13.81, $45.75, $65.41 and $77.77, respectively (“the variable share”).

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8.	Long Term Retention Plan (Continued)

The 2009, 2010, 2011 and 2012 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to stay in the Company at the payment date.

The following tables summarize the LTRP accrued compensation expense for the three and nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011 (*)
LTRP 2009	389,064	870,504	209,140	(138,721)
LTRP 2010	768,728	864,413	235,811	46,942
LTRP 2011	970,498	1,049,182	283,622	287,697
LTRP 2012	1,199,042	—	406,953	—

(*)	The negative amount included in the table above represents a gain mainly as a consequence of the changes in the share prices of the Company.

9.	Cash dividend distribution

On January 17, 2012, the Company paid the last quarterly cash dividend of $3.5 million or $0.08 per share declared by the Board of Directors for 2011.

On April 16, 2012 and on July 16, 2012, the Company paid, respectively, the first and second quarterly cash dividend distribution, each of them of $4.8 million or $0.109 per share declared by the Board of Directors for 2012.

On July 31, 2012, the Board of Directors declared the third quarterly cash dividend of $4.8 million or $0.109 per share, payable to the holders of the Company’s common stock. This quarterly cash dividend was paid on October 15, 2012 to stockholders of record as of the close of business on September 28, 2012.

On October 30, 2012, the Board of Directors declared a quarterly cash dividend of $4.8 million or $0.109 per share, payable to the holders of the Company’s common stock. This quarterly cash dividend will be paid on January 15, 2013 to stockholders of record as of the close of business on December 31, 2012.

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

•

political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and the Foreign Currency Securities Transactions System (“SITME”) exchange rate system.

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the three and nine-month periods ended September 30, 2012 and 2011;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

As a further enhancement to the MercadoLibre Marketplace, in 2009, we launched our MercadoClics program to allow businesses to promote their products and services on the Internet. Through MercadoClics users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform through which it will acquire traffic. Advertisers purchase, on a cost per clicks basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and off our platform based on the advertisers’ destination of choice.

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

We offer three types of up-front fees for three different combinations of placement and features. Up-front fees are charged at the time the listing is uploaded onto our platform and are not subject to successful sale of the items listed. Revenues from MercadoLibre Marketplace transactions are generated by:

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

Coinciding with the rollout of our new payment platform, the acceptance of MercadoPago, as a mean of payment, became a mandatory mean of payment option on all marketplace listings that are not free in all of the above countries. In the case of Venezuela the acceptance of MercadoPago, as an optional mean of payment, became mandatory since July 2012. As a result of the aforementioned changes, we no longer charge a specific processing fee for the use of MercadoPago on our marketplace. We do, however, continue generating payment-related revenues, reported within each of our reporting segments, attributable to:

•	commissions charged to sellers for the use of the MercadoPago on off-marketplace-platform transactions; and

•	revenues from financing that occurred when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our marketplace platform.

The following table sets forth the percentage of consolidated net revenues by segment for the three and nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended September 30,		Three-Month Period Ended September 30,
(% of total consolidated net revenues)	2012	2011	2012	2011
Brazil	49.1%	56.8%	47.5%	56.4%
Argentina	23.3	18.3	24.8	19.4
Venezuela	14.0	10.8	14.6	11.1
Mexico	7.2	7.6	6.9	6.9
Other Countries	6.4	6.5	6.2	6.3

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in net revenues for the three and nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from 2011
	September 30,		to 2012 (*)		September 30,		to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$132.6	$120.7	$11.9	9.9%	$46.2	$46.0	$0.2	0.4%
Argentina	62.8	38.8	24.0	61.9	24.1	15.8	8.3	52.4
Venezuela	37.9	23.1	14.8	64.3	14.2	9.0	5.2	57.1
Mexico	19.4	16.2	3.2	19.5	6.7	5.6	1.1	20.1
Other Countries	17.2	13.7	3.6	25.4	6.0	5.1	0.9	16.5

Total Net Revenues	$269.8	$212.5	$57.4	27.0%	$97.3	$81.6	$15.6	19.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three and nine-month periods ended September 30, 2012 and 2011, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See — “Critical accounting policies and estimates — Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 5.7% and 6.2% of net revenues for the three and nine-month periods ended September 30, 2012.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization and hosting and site operation fees.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to our company.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, chargebacks related to MercadoPago operation, the salaries of employees involved in these activities, public relations costs, marketing activities for our users and depreciation and amortization costs.

We carry out the vast majority of our marketing efforts on the Internet. In that context, we enter in agreements with portals, search engines, social networks, ad networks and other sites in order to attract Internet users to the MercadoLibre Marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we occasionally allocate a portion of our marketing budget to cable television advertising in order to improve our brand awareness and to complement our online efforts.

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

•	The industry in which we operate may not influence our ability to access to the official exchange rate;

•	The Commission for the Administration of Foreign Exchange (“CADIVI”) volume of approvals for the use of the official rate went down 50% on a year-over-year basis as of July 2009; and

•

CADIVI has not only delayed approvals but also removed many items from its priority lists (current priorities appear to be food and medicine), causing delays in the repatriation of dividends for many companies.

Consequently, in the fourth quarter of 2009, we had begun translating our Venezuelan subsidiaries’ assets, liabilities, income and expense accounts using the parallel exchange rate until the second quarter of 2010, when we began to use the SITME exchange rate.

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

Under the new system, known as the SITME, entities domiciled in Venezuela can buy U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum amount equivalent to $50,000 per day and $350,000 per calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

As a consequence of this new system, we started using the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV. For the three and nine-month periods ended September 30, 2012 and 2011, the exchange rate used to re-measure transactions was 5.30 “Bolivares Fuertes” per U.S. dollar.

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

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2012 and December 31, 2011 and net revenues for the nine-month periods ended September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
Venezuelan operations
Net Revenues	$37,872,351	$23,051,176

	September 30, 2012	December 31, 2011
Assets	52,240,768	31,074,871
Liabilities	(18,491,056)	(10,414,881)

Net Assets	$33,749,712	$20,659,990

As of September 30, 2012, net assets of our Venezuelan subsidiaries amount to approximately 12.6% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 14.3% of our consolidated cash and investments.

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

Goodwill and certain indefinite life trademarks are reviewed at the end of the year for impairment or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of our company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. Based on the new guidance to test goodwill adopted by us, the Company may perform a qualitative assessment before calculating the fair value of its reporting units. Should the Company determine from the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the fair-value based test should be applied. For the year ended December 31, 2011, based on the qualitative assessment, we determined that the fair value of all the reporting units is greater than their carrying amount.

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

Allowances for doubtful accounts and for chargebacks

We are exposed to losses due to uncollectible accounts and credits to sellers. Allowances for these items represent our estimate of future losses based on our historical experience. The allowances for doubtful accounts and for chargebacks are recorded as charges to sales and marketing expenses. Historically, our actual losses have been consistent with our charges. However, future adverse changes to our historical experience for doubtful accounts and chargebacks could have a material impact on our future consolidated statements of income and cash flows.

We believe that the accounting estimate related to allowances for doubtful accounts and for chargebacks is a critical accounting estimate because it requires management to make assumptions about future collections and credit analysis. Our management’s assumptions about future collections require significant judgment.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report, Item 3 of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2011 and in Note 7 to our unaudited interim condensed consolidated financial statements, included in this report. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At September 30, 2012, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our condensed consolidated statement of income.

Results of operations for the three-month period ended September 30, 2012 compared to three-month period ended September 30, 2011 and the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011

The selected financial data for the three and nine-month periods ended September 30, 2012 and 2011 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012 or for any other period.

Statement of income data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2012 (*)	2011 (*)	2012 (*)	2011 (*)
	(Unaudited)		(Unaudited)
Net revenues	$269.8	$212.5	$97.3	$81.6
Cost of net revenues	(70.7)	(51.3)	(25.7)	(20.1)

Gross profit	199.2	161.1	71.6	61.6

Operating expenses:
Product and technology development	(21.7)	(16.6)	(8.0)	(5.9)
Sales and marketing	(52.8)	(45.6)	(18.6)	(16.7)
General and administrative	(34.1)	(28.2)	(11.3)	(9.0)

Total operating expenses	(108.6)	(90.3)	(37.9)	(31.6)

Income from operations	90.5	70.8	33.7	30.0

Other income (expenses):
Interest income and other financial gains	9.0	7.0	2.9	2.9
Interest expense and other financial charges	(1.0)	(2.6)	(0.3)	(1.1)
Foreign currency gains / losses	(0.5)	2.1	(0.2)	3.3
Other income, net	(0.2)	0.3	(0.2)	(0.0)

Net income before income / asset tax expense	98.0	77.6	36.0	35.1

Income / asset tax expense	(26.9)	(22.4)	(9.9)	(8.8)

Net income	$71.1	$55.2	$26.1	$26.3

Less: Net Income attributable to Noncontrolling	—	—	—	—

Net income available to common shareholders	$71.1	$55.2	$26.0	$26.3

(*)	The table above may not add due to rounding.

Other Data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2012	2011	2012	2011
Number of confirmed registered users at end of the period [1]	77.2	62.0	77.2	62.0
Number of confirmed new registered users during the period [2]	11.3	9.1	4.0	3.6
Gross merchandise volume [3]	4,057.4	3,370.1	1,436.4	1,348.3
Number of items sold [4]	48.4	36.9	17.6	14.4
Total payment volume [5]	1,261.8	909.5	480.1	368.5
Total payment transactions [6]	16.8	9.6	6.4	3.9
Depreciation and amortization	6.4	5.2	2.4	1.9

1 -	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
2 -	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
3 -	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
4 -	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
5 -	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
6 -	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Nine-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from 2011 to
	September 30,		to 2012 (*)		September 30,		2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$269.8	$212.5	$57.4	27.0%	$97.3	$81.6	$15.6	19.2%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The 19.2% growth in net revenues in the third quarter of 2012 as compared to the third quarter of 2011 resulted mainly from a 6.5% increase in the gross merchandise volume (“GMV”) transacted through our platform during the third quarter of 2012 as compared to the third quarter of 2011. This GMV growth resulted from a 22.4% increase in items sold when comparing those periods. Non-marketplace revenues from financing and off-platform payments grew 38.8% in the third quarter of 2012 as compared to the same period in 2011, mainly as a consequence of a 30.3% increase in the total payments volume (“TPV”) paid using MercadoPago. Finally, classified and ad sales revenues for the third quarter of 2012 grew 38.3% as compared to the same period of 2011.

The 27.0% growth in net revenues for the nine-month period of 2012 as compared to the same period of 2011 resulted mainly from a 20.4% increase in the GMV transacted through our platform for the periods under analysis. This GMV growth resulted from a 31.2% increase in items sold between those periods. Additionally, non-marketplace revenues from financing and off-platform payments grew 39.3% for the nine-month period of 2012 as compared to the same period of 2011, mainly as a consequence of a 38.7% increase in the TPV paid using MercadoPago. Finally, classified and ad sales revenues for the nine-month period of 2012 grew 39.0% over the same period in 2011.

Measured in local currencies, net revenues grew 37.0% and 42.2% during the three- and nine month periods ended September 30, 2012 as compared to the same periods in 2011. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2011 and applying them to the corresponding months in 2012, so as to calculate what our net revenues would have been had exchange rates remained stable from one year to the next.

The following table summarizes the changes in net revenues by each reporting segment for the three and nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended		Change from 2011		Three -Month Period Ended		Change from 2011
	September 30,		to 2012 (*)		September 30,		to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$132.6	$120.7	$11.9	9.9%	$46.2	$46.0	$0.2	0.4%
Argentina	62.8	38.8	24.0	61.9	24.1	15.8	8.3	52.4
Venezuela	37.9	23.1	14.8	64.3	14.2	9.0	5.2	57.1
Mexico	19.4	16.2	3.2	19.5	6.7	5.6	1.1	20.1
Other Countries	17.2	13.7	3.5	25.4	6.0	5.1	0.9	16.5

Total Net Revenues	$269.8	$212.5	$57.4	27.0%	$97.3	$81.6	$15.6	19.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
The	table above may not total due to rounding.

On a segment basis, our net revenues for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011, increased across all segments.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2012
Net Revenues	$83.7	$88.8	$97.3	n/a
Percent change from prior quarter	-3%	6%	9%
2011
Net Revenues	$61.5	$69.4	$81.6	$86.5
Percent change from prior quarter	-1%	13%	18%	6%
2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Cost of net revenues

	Nine-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from 2011 to
	September 30,		to 2012 (*)		September 30,		2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$70.7	$51.3	$19.4	37.7%	$25.7	$20.1	$5.6	28.1%

As a percentage of net revenues (*)	26.2%	24.2%			26.4%	24.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three and nine-month periods ended September 30, 2012, the increase in cost of net revenues as compared to the same periods of 2011 was primarily attributable to an increase of collection fees by $3.4 million and $10.1 million, respectively. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of our payment solution into our marketplace, which has a higher collection fee cost and additional collections related services contracted. For the three and nine-month periods ended September 30, 2012, total TPV represents, 33.4% and 31.1%, respectively, of our total GMV (excluding motor vehicles, vessels, aircraft and real estate). In addition, sales taxes and other operational taxes increased by$0.8 million, 13.6%, and $4.0 million, or 25.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, mainly as a consequence of increases in net revenues. Moreover, during the three and nine-month periods ended September 30, 2012 as compared to the same periods in the prior year, expenditures related to our in-house customer support operations increased by $0.8 million and $3.7 million, respectively, primarily driven by an increase in compensation and recruitment costs, and increased investments in customer service operations to improve our users experience. The increased compensation costs and recruitment operational are incurred in order to improve our service and our initiatives to combat fraud, illegal items and fee evasion. Finally, for the three and nine-month periods ended September 30, 2012, our hosting cost increased by $0.6 million and $1.3 million as compared to the same periods in 2011.

Product and technology development

	Nine-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from 2011 to
	September 30,		to 2012 (*)		September 30,		2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$21.7	$16.6	$5.1	30.7%	$8.0	$5.9	$2.1	34.7%

As a percentage of net revenues (*)	8.0%	7.8%			8.2%	7.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three and nine-month periods ended September 30, 2012, the growth in product and technology development expenses as compared to the same periods in 2011, was attributable to an increase of $1.6 million, or 66.0%, and $2.9 million, or 37.4%, respectively, in compensation costs. These additional compensation expenses were primarily related to increases in compensation costs and to the addition of engineers, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Product and technology development expenses also grew during the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011 as a consequence of an increase of $0.4 million, or 37.2%, and $0.9 million, or 32.9%, respectively, in other product development expenses and an increase of $0.2 million, or 17.6%, and $0.7 million, or 20.7% in depreciation and amortization expenses.

Sales and marketing

	Nine-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from 2011 to
	September 30,		to 2012 (*)		September 30,		2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$52.8	$45.6	$7.2	15.9%	$18.6	$16.7	$1.9	11.3%

As a percentage of net revenues (*)	19.6%	21.4%			19.1%	20.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended September 30, 2012, the $1.9 million increase in sales and marketing expenses as compared to the same period in 2011 was primarily attributable to: i) an increase of $2.7 million in total chargebacks expenses mainly attributable to our Brazilian operation, partially offset by a $1.7 million recovery of MercadoPago disabled accounts which had more than 3 years in such condition as of September 30, 2012; ii) an increase of $1.0 million in salaries as compared to the same period; iii) trust and safety increased by $0.6 million in the three months ended September 30, 2012 as compared to the same period of 2011; iv) the increase in sales and marketing expenses was partially offset by a decrease of $0.2 million in on-line and off-line marketing expenses as compared to the third quarter of 2011; and finally, v) bad debt slightly decreased by $0.4 million for three-month period ended September 30, 2012 as compared to the same period in 2011. Bad debt represented 4.3% and 5.6% of net revenues for the three-months ended September 30, 2012 and 2011, respectively.

For the nine-month period ended September 30, 2012 the increase of $7.2 million in sales and marketing expenses as compared to the same period in 2011 was primarily driven by: i)an increase of $7.1 million in total chargebacks expenses mainly attributable to our Brazilian operation, partially offset by a $1.7 million recovery of MercadoPago disabled accounts which had more than 3 years in such condition as of September 30, 2012; ii) an increase of $2.4 million in salaries as compared to the same period in 2011; iii) an increase of $0.7 million in bad debt, as compared to the same period in 2011. Bad debt represented 5.0% and 6.0% of net revenues for the nine-month periods ended September 30, 2012 and 2011, respectively; iv) on-line marketing expenses increased by $0.4 million in 2012 as compared to the same period in 2011, as a consequence of an increase in portal deal expenses of $1.9 million partially offset by a decrease in our affiliate program of $1.5 million; v) finally, off-line marketing expenses decreased by $1.1 million related to trust and safety expenses for the nine months ended September 30, 2012, as compared to the same period in 2011.

General and administrative

	Nine-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from 2011 to
	September 30,		to 2012 (*)		September 30,		2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)
General and administrative	$34.1	$28.2	$5.9	21.1%	$11.3	$9.0	$2.3	25.7%

As a percentage of net revenues (*)	12.6%	13.3%			11.6%	11.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended September 30, 2012, general and administrative expenses increased by $2.3 million as compared to the same period of 2011, primarily attributable to a $2.0 million increase in salaries, which includes compensation costs related to our LTRP, and an increase of $0.7 million in legal expenses. Depreciation and amortization increased by $0.2 million for the three-month period ended September 30, 2012 as compared to the same period of 2011. These increases were partially offset by a decrease in other general and administrative expenses of $0.7 million as a consequence of the recovery of the Venezuelan checks for tax payments related to payments made by our Venezuelan subsidiary that were not collected by the National Tax Customs Administration of Venezuela (“SENIAT”) as a consequence of administrative errors made by the clearing bank.

For the nine-month period ended September 30, 2012, the increase of $5.9 million in general and administrative expenses as compared to the same period in 2011 was primarily attributable to an increase of $4.2 million in salaries, which includes compensation costs related to our LTRP, and an increase of $1.9 million in outside services mainly related to legal fees and other settlements. Depreciation and amortization increased by $0.4 million for the nine-month period ended September 30, 2012 as compared to the same period of 2011. These increases were partially offset by a decrease of $1.3 million in office expenses in the nine months ended September 30, 2012 as compared to the same period of 2011, mainly related to our main locations moves to new offices in 2011.

Other income, net

	Nine-MonthPeriod Ended September 30,		Change from 2011 to 2012 (*)		Three-Month Period Ended June 30,		Change from 2011 to 2012(*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income, net	$7.5	$6.8	$0.7	9.6%	$2.2	$5.1	$(2.9)	(56.4)%

As a percentage of net revenues	2.8%	3.2%			2.3%	6.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended September 30, 2012 as compared to the same period in 2011, the $2.9 million decrease in other income, net was mainly attributable to a loss in foreign exchange of $0.2 million as compared to a gain in the same period in 2011 of $3.3 million, which generated a decrease of $3.5 million, mainly related to an appreciation of the Mexican and Uruguayan currencies during the third quarter of 2012 versus a strong devaluation of the Brazilian, Mexican and Uruguayan currencies in the same period in 2011. In addition, other financial expenses decreased by $0.7 million as compared to the same period in 2011.

For the nine-month period ended September 30, 2012 as compared to the same period in 2011, the $0.7 million increase in other income, net was primarily attributable to an increase in interest income by $2.0 million related to higher interest income earned on our investments driven by a greater volume of investments in all locations, partially offset by a $1.7 million decrease in financial expenses in the nine months ended September 30, 2012 as compared to the same period in 2011. Foreign exchange loss amounted to $0.5 million as compared to a gain in the same period in 2011 of $2.1 million which generated a decreased of $2.6 million as a consequence of the appreciation of local currencies in Mexico, Chile and Colombia, versus a strong devaluation of the Brazilian, Mexican and Uruguayan currencies in the same period in 2011.

Income and asset tax

	Nine-Month Period Ended September 30,		Change from 2011 to 2012 (*)		Three-Month Period Ended September 30,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$26.9	$22.4	$4.5	19.8%	$9.9	$8.8	$1.1	12.3%

As a percentage of net revenues (*)	10.0%	10.6%			10.2%	10.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

During the three and nine-month periods ended September 30, 2012 as compared to the same periods in the previous year, income and asset tax increased $1.1 million and $4.5 million, respectively, mainly as a consequence of higher taxable income period over period.

For the three and nine-month period ended September 30, 2012, our income and asset tax expense margin was lower as compared to the same period in the previous year, because our income and asset tax expense margin was positively impacted by a decrease in income tax charge in Brazil as a consequence of permanent tax differences period over period and by the effect of a higher pre-tax income in our Argentine subsidiary which has a lower effective tax rate as a consequence of the software development law.

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

The following table summarizes the changes in our blended and effective tax rate for the three and nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended		Three-Month Period Ended
	September 30,		September 30,
	2012	2011	2012	2011
Blended tax rate	27.4%	28.9%	27.5%	25.1%
Effective tax rate	28.4%	26.9%	29.5%	25.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Our blended tax rate increased by 2.4% from the three-month period ended September 30, 2011 to the same period in 2012 mainly due the recognition in 2011 of an income tax gain of $2.0 million related to the reversal of valuation allowance for deferred tax assets originated in the acquisition of a Brazilian subsidiary in 2001. For the nine-month period ended September 30, 2012 our blended tax rate slightly decreased as compared to the same period in 2011 due to a higher growth in our Argentine taxable income as compared to other locations where the income tax rate is lower than those other locations.

Our effective tax rate increased from the three and nine-month period ended September 30, 2011 to the same periods in 2012 mainly due to temporary and permanent tax differences in Brazil, Mexico and Venezuela.

The following table sets forth our effective income tax rate related to our main locations for the three and nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended		Three-Month Period Ended
	September 30,		September 30,
	2012	2011	2012	2011
Effective tax rate by country

Argentina	15.0%	15.3%	14.9%	13.9%
Brazil	35.1%	29.2%	38.1%	26.3%
Mexico	33.4%	25.8%	31.2%	28.0%
Venezuela	36.0%	34.8%	39.5%	35.4%

The Company’s Argentine subsidiary is a beneficiary of a software development law granting it a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the three and nine-month periods ended September 30, 2012 and 2011 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher but, in that case, we would have pursued an alternative tax planning strategy. In addition, the Argentine government issued a new software development law which is still waiting for the regulatory decree. If the Argentine subsidiary qualifies under the new software development law, it is possible that the current Argentine income tax relief we benefit from could be reduced slightly. However, under the new law, it is also possible that the tax holiday would be extended for an additional five years, while also providing us with certain other fiscal benefits.

The increase in our Argentine operation’s effective income tax rate for the three-month period ended September 30, 2012 as compared to the same period in 2011 was impacted by a growth in our taxable income and by changes in both temporary and permanent tax differences including the relief in the income tax expense derived from the application of the software development law. The decrease in the effective income tax rate for the nine-months ended September 30, 2012 as compared to the same period in 2011 was impacted by changes in both temporary and permanent tax differences, including the relief in the income tax expense derived from the application of the software development law.

For the three and nine-month periods ended September 30, 2012, our Brazilian effective income tax rates are higher than the local statutory rate of 34% mainly as a consequence of changes in temporary tax differences. For the three and nine-month periods ended September 30, 2011 our Brazilian effective income tax rate is lower than the local statutory rate of 34% mainly because of the business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country. For the three- and nine-month periods ended September 30, 2011, our Brazilian effective income tax rates was lower than the local statutory rate of 34% mainly because of the business reorganization generated as part of our tax planning strategy, which permitted us to use tax loss carryforwards in that country.

For the three and nine-month periods ended September 30, 2012, our Mexican effective income tax rates are higher than the local statutory rate of 30% mainly because of variations in temporary tax differences. For the three and nine-month periods ended September 30, 2011, our Mexican effective income tax rate was lower than the local statutory rate mainly because of changes in permanent tax differences.

For the three and nine-month periods ended September 30, 2012 and 2011, our Venezuelan effective income tax rates are higher than the local statutory rate of 34%, due to certain non-deductible expenses, mainly related to local inflation adjustment computed for tax purposes but not considered for U.S. GAAP reporting purposes, and to temporary differences.

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

At September 30, 2012, our principal source of liquidity was $177.6 million of cash and cash equivalents and short-term investments and $59.4 million of long-term investments provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised by available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of September 30, 2012, cash and investments of foreign subsidiaries amounted to $189.9 million or 80.1% of our consolidated cash and investments and approximately 64.2% of consolidated cash and investments are held outside the U.S., mostly in Brazil, Argentina and Venezuela. Our strategy is to reinvest our undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three and nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended September 30,
(In millions)	2012	2011
Net cash provided by (used in):
Operating activities	$83.7	$62.3
Investing activities	(37.3)	(51.7)
Financing activities	(13.1)	(7.1)
Effect of exchange rates on cash and cash equivalents	(2.4)	(1.3)

Net increase in cash and cash equivalents	$30.8	$2.3

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Nine-Month Period Ended September 30,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$83.7	$62.3	$21.4	34.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $21.4 million increase in net cash provided by operating activities during the nine-month period ended September 30, 2012 as compared to the same period in 2011 was mainly attributable to a $15.9 million increase in net income. Additionally, net cash provided by operating activities for the nine-month period ended September 30, 2012 as compared to the same period in 2011 was attributable to an increase in working capital by $3.4 million. Net cash provided by operating activities at September 30, 2012 as compared to the same period in 2011 was impacted by an increase in depreciation and amortization in $4.5 million and a decrease in accrued interest in $2.1 million.

Net cash used in investing activities

	Nine-Month Period Ended September 30,			Change from 2011 to 2012 (*)
	2012	2011		in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(37.3)		$(51.7)	$14.4	-27.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the nine-month period ended September 30, 2012 resulted mainly from purchases of investments for $344.7 million. During the nine-month period ended September 30, 2012, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $320.4 million of investments as part of our financial strategy. Additionally, we used $13.0 million of cash in the nine-month period ended September 30, 2012 to make capital expenditures mainly related to technological equipment and software licenses and a new office opened in Aguada Park, Uruguay.

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

Net cash used in financing activities

	Nine-Month Period Ended September 30,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$(13.1)	$(7.1)	$(6.1)	86.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the nine-month period ended September 30, 2012, our primary use of cash was to fund the $13.1 million of quarterly cash dividends paid on January 17, 2012, April 16, 2012 and on July 16, 2012.

For the nine-month period ended September 30, 2011 our primary use of cash was to fund the $7.1 million of quarterly cash dividends paid on April 15, 2011 and July 15, 2011.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

As of September 30, 2012, we recorded $4.8 million of dividends payable to our stockholders. In addition, as of September 30, 2012, our outstanding debt of $0.2 million is related to Argentine car lease contracts.

Cash Dividends

On January 17, 2012, we paid the fourth quarterly cash dividend in our history for $3.5 million (or $0.08 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2011. On February 17, 2012, our Board of Directors approved a quarterly cash dividend of $4.8 million (or $0.109 per share) on our outstanding shares of common stock. The dividend was paid on April 16, 2012 to stockholders of record as of the close of business on March 30, 2012. On May 4, 2012, our Board of Directors approved a second quarter cash dividend of $4.8 million (or $0.109 per share) on our outstanding shares of common stock. The dividend was paid on July 16, 2012 to stockholders of record as of the close of business on June 29, 2012. On August 3, 2012, our Board of Directors approved the third quarter cash dividend of $4.8 million (or $0.109 per share) on our outstanding shares of common stock. The dividend was paid on October 15, 2012 to stockholders of record as of the close of business on September 28, 2012.

On October 30, the Board of Directors declared a quarterly cash dividend of $4.8 million (or $0.109 per share) on our outstanding shares of common stock. The dividend will be paid on January 15, 2013 to stockholders of record as of the close of business on December 31, 2012.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures for the nine-month periods ended September 30, 2012 and 2011 amounted to $13.0 million and $22.7 million, respectively. During the nine months ended September 30, 2012 we opened a new office in Aguada Park, Uruguay, which will be used to expand our customer support operations and information technology developments. During the nine months of 2011, our capital expenditures included the acquisition of a new office property located in Caracas, Venezuela for approximately $6.6 million, $5.5 million paid for the acquisition of 60% of Autoplaza, as well as other information technology investments. The Company is permanently increasing the level of investment on hardware and software licenses necessary to improve and update the technology of our platform and cost of computer software developed internally. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

At September 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

On July 27, 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”. The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We will adopt this accounting standard in the fourth quarter of 2012 and we do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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

Foreign currencies

At September 30, 2012, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to a highly inflationary environment. As of September 30, 2012, the total cash and cash equivalents denominated in foreign currencies totaled $69.9 million, short-term investments denominated in foreign currencies totaled $74.4 million and accounts receivable and credit cards receivables in foreign currencies totaled $56.1 million. As of September 30, 2012, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the United States. As of September 30, 2012, our dollar-denominated cash and cash equivalents and short-term investments totaled $33.2 million and our dollar-denominated long-term investments totaled $59.4 million. For the three and nine-month period ended September 30, 2012, we had a loss on foreign currency of $0.2 million and of $0.5 million, mainly related to the cash and investment balances of our Brazilian and Argentine subsidiaries that were held in U.S. dollars which depreciated in terms of local currencies partially offset by the effect of the appreciation of local currency in Mexico. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three and nine-month periods ended September 30, 2012 compared to three and nine-month periods ended September 30, 2011 — Other income (expenses)” for more information).

In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as from January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 become the accounting basis for those assets. Monetary assets and liabilities in “Bolivares Fuertes” were re-measured to the U.S. dollar at the closing parallel exchange rate and the results of the operations in “Bolivares Fuertes” were re-measured to the U.S. dollar at the average monthly parallel exchange rate.

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

As of September 30, 2012, net assets of our Venezuelan subsidiaries amount to approximately 12.6% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to only approximately 14.3% of our consolidated cash and investments.

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

The following table sets forth the percentage of consolidated net revenues by segment for the three and nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended		Change from 2011		Three-Month Period Ended		Change from 2011
	September 30,		to 2012 (*)		September 30,		to 2012 (*)
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$132.6	$120.7	$11.9	9.9%	$46.2	$46.0	$0.2	0.4%
Argentina	62.8	38.8	24.0	61.9	24.1	15.8	8.3	52.4
Venezuela	37.9	23.1	14.8	64.3	14.2	9.0	5.2	57.1
Mexico	19.4	16.2	3.2	19.5	6.7	5.6	1.1	20.1
Other Countries	17.2	13.7	3.6	25.4	6.0	5.1	0.9	16.5

Total Net Revenues	$269.8	$212.5	$57.4	27.0%	$97.3	$81.6	$15.6	19.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

The table below shows the impact on our net revenues, expenses, other income and income tax, net income and shareholders’ equity for a positive or negative 10% fluctuation on all the foreign currencies to which we are exposed as of September 30, 2012 and for the nine-month period ended September 30, 2012:

Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	299.7	269.8	245.4
Expenses	(199.1)	(179.3)	(163.1)

Income from operations	100.6	90.5	82.3

Other income (expenses) and income tax related to P&L items	(21.0)	(19.0)	(17.2)
Foreign Currency impact related to the remeasurement of our Net Asset position	(0.5)	(0.5)	(0.4)

Net income	79.0	71.1	64.6

Less: Net Income attributable to Noncontrolling Interest	0.05	0.04	0.04

Net income attributable to MercadoLibre, Inc.	79.0	71.1	64.6

Total Equity	283.8	268.1	256.8

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

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on the interest rate that the financial institutions charge us when we sell our MercadoPago receivables. At September 30, 2012, MercadoPago’s funds receivable from customers totaled $39.8 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2012, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 3.12%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of September 30, 2012 could decrease (increase) by approximately $2.0 million.

As of September 30, 2012, our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $79.4 million and as non-current assets in the amount of $59.4 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

The 2009, 2010, 2011 and 2012 variable payment LTRP liability subjects us to equity price risk. At September 30, 2012, the total contractual obligation fair value of our 2009, 2010, 2011 and 2012 Variable Payment LTRP liability amounts to $14.1 million. As of September 30, 2012, the accrued liability related to the 2009, 2010, 2011 and 2012 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounts to $5.5 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011 and 2012 Variable Payment if our stock price were to experience increases or decreases by up to 40%.

	As of September 30, 2012
(In US dollars)	MercadoLibre, Inc Equity Price	2009, 2010, 2011 and 2012 variable LTRP liability
Change in equity price in percentage

40%	111.40	19,743,336
30%	103.44	18,333,098
20%	95.48	16,922,860
10%	87.53	15,512,621
Static (*)	79.57	14,102,383
-10%	71.61	12,692,145
-20%	63.66	11,281,906
-30%	55.70	9,871,668
-40%	47.74	8,461,430

(*)	Average closing stock price for the last 60 trading days of the closing date

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2012, our total reserves for proceeding-related contingencies were approximately $2.5 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.

As of September 30, 2012, there were 499 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of September 30, 2012, there were more than 2,894 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for those proceedings which we have considered that a loss is probable. The disclosure below updates and supplements the information set forth in “Item 3 – Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and “Part II – Item I Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012:

On June 11, 2007, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensăo e Direito Ltda., or Praetorium, sued our Brazilian subsidiary in the Fourth Civil Court of the County of Belo Horizonte, State of Minas Gerais, Brazil. Praetorium alleged that the Brazilian subsidiary was infringing Praetorium’s copyrights as a result of users selling allegedly counterfeit copies of Praetorium’s courses through the Brazilian page of the website. Praetorium seeks an injunction, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers containing the name of Praetorium was granted to Praetorium in July 2007. In addition to the preliminary injunction, a fine of approximately $5,300 per day of noncompliance was imposed up to a maximum of approximately $131,000 and a fine of approximately $530 at the exchange rate applicable at that time was also imposed for each new product posted after July 13, 2007 containing the name of Praetorium and listed in the Brazilian page of MercadoLibre’s website. We appealed the decision granting the preliminary injunction, which appeal was denied. On July 17, 2012 the Lower Court ruled against the Company and held that it had to pay R$10,000 or approximately $4,925 at the exchange rate as of September 30, 2012 plus an amount damages to be defined at judgment execution, plus attorneys’ fees. Both MercadoLivre and Praetorium appealed this decision.

On April 6, 2006, Fallms Distribuicão de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued the Company’s Brazilian subsidiary in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that the Brazilian subsidiary was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the Brazilian page of MercadoLibre’s website and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on the platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies in the Company’s website. In July, 2007, the judge revoked the preliminary injunction. On the same date, the judge decided that (i) the Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. The plaintiffs have appealed the decision dismissing the case. On September 5, 2012 the State Court of Appeals of the State of São Paulo confirmed the judge’s decision stating that our Brazilian subsidiary was not responsible for alleged infringement of intellectual property rights by its user. Fallms can still appeal the decision. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

On November 23, 2007 Botelho Indústria e Distribuição Cinematográfica Ltda., or Botelho, sued the Company’s Brazilian subsidiary in the Third Civil Court of the City of Rio de Janeiro, State of Rio de Janeiro, Brazil. Botelho alleged that the Brazilian subsidiary was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses through the Brazilian website. Botelho seeks an injunction, fines, and compensatory and statutory damages, which was not yet analyzed by the judge. In February, 2008, the Company presented arguments to give the judge support and background to analyze the requested injunction. The Company presented its defense on March 5, 2008. A conciliation and settlement hearing was held on September 29, 2008, but no settlement was reached. On September 19, 2012, the Lower Court Judge ruled in favor of the Company and dismissed the claims against the Company. Botelho can appeal the decision. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible but not probable.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the Income Tax for the 2006 period in an approximate amount of R$5.2 million or $2.6 million, according to the exchange rate as of September 30, 2012. On September 30, 2011 the Company presented administrative recourses against the tax authorities’ claim and on July 25, 2012 it was reduced to R$1.5 million or $0.7 million, according to the exchange rate as of September 30, 2012. On August 24, 2012 the Company presented its appeal to the Board of Tax Appeals (CARF)—Conselho Administrativo de Recursos Fiscais against the tax authorities’ claims. The decision on the appeal is still pending. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

City of São Paulo Tax Claim

In June 2012, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.4 million according to the exchange rate as of September 30, 2012. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. Our management and its legal advisors believe that the risk of loss is remote, and as a result, has not reserved any provision for this claim.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that our Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. On March 1, 2012 we presented its defense. On August 29, 2012 a conciliatory hearing was taken, but no agreement was reached. The Company is waiting for the Judge’s decision. On October 22, 2012, the Lower Court Judges ruled in favor of the Company and dismissed the claim against us. The state prosecutor can appeal the decision. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

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

Item 1A — Risk Factors

As of September 30, 2012, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 6 — Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
*	Filed herewith
**	Furnished herewith
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 5, 2012	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
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