Form 10-K
period 2012-12-31
MERCADOLIBRE INC
filed 2013-02-28
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-33647

MercadoLibre, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0212790
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Arias 3751, 7th Floor

Buenos Aires, C1430CRG, Argentina,

(Address of principal executive offices)

+5411 4640 8000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2012, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2012) was approximately $2,417,267,953. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2012 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2013, there were 44,150,920 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2013, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of e-commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government regulation;

•	litigation and legal liability;

•	systems interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends;

•	security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations; and

•

political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and the impacts of its exchange rate system as well as the impact of foreign currency restrictions in Argentina.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties — many of which are beyond our control — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of this report, as well as the factors discussed in the other reports and documents we file from time to time with the Securities and Exchange Commission, or SEC. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

PART I

ITEM 1.	BUSINESS

MercadoLibre, Inc. (together with its subsidiaries, “us”, “we”, “our” or the “Company”) hosts the largest e-commerce platform in Latin America, focused on enabling e-commerce and its related services, and is located at www.mercadolibre.com . Our services are designed to provide our users with mechanisms for buying, selling, paying for, collecting, generating leads and comparing listings via e-commerce transactions in an effective and efficient manner. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views during 2012. Additionally, we operate e-commerce platforms in the Dominican Republic, Panama and Portugal.

Through our e-commerce platform, we provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community in Latin America, a region with a population of over 584 million people and one of the fastest-growing Internet penetration rates globally. We believe that we offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

We offer our users an eco-system of four related e-commerce services: the MercadoLibre Marketplace, the MercadoPago payments solution, the MercadoClics advertising program and the MercadoShops on-line stores solution.

The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly e-commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services.

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that enables our users to securely, easily and promptly send, receive and finance payments online.

As a further enhancement to the MercadoLibre Marketplace, in 2009, we launched our MercadoClics program to enable businesses to promote their products and services on the Internet. Through MercadoClics (our advertising service) users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoClics offers advertisers a cost efficient and automated platform that enables advertisers to acquire traffic through advertisements placed on our platform. Advertisers purchase, on a cost per clicks basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and off our platform depending on the advertiser.

To close out our suite of e-commerce services, during 2010 we launched the MercadoShops on-line stores solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and value added services on their stores.

History of MercadoLibre

In March of 1999, Marcos Galperin, our co-founder and Chief Executive Officer, wrote our business plan while working towards his master’s degree in business administration at Stanford Business School. Shortly thereafter, he began to assemble a team of professionals to implement it. We were incorporated in Delaware in October of 1999.

We commenced operations in Argentina in August of 1999 and subsequently began operations in other countries as well. The following table shows the timeline of different launches and events in each country:

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

Our business is organized using the same technological platform in each country where we operate. However, the site of each country has its own specific local website which has no interaction with our website in other countries. For example, searches carried out on our Brazilian site show only results of listings uploaded on that particular site and do not show listings from other countries.

We received two rounds of financing in addition to our initial seed funding. The first round, was carried out in November of 1999, resulting in proceeds to us of $7.6 million from investors that included J.P. Morgan Partners BHCA L.P., Flatiron Fund entities and Hicks, Muse, Tate & Furst. The second round of financing occurred in May of 2000 and raised $46.7 million from, among others, Goldman Sachs entities (GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P. and Goldman Sachs & Co. Verwaltungs GmbH), Capital Riesgo Internet SCR S.A. (CRI Banco Santander Central Hispano), GE Capital Equity Investments, Inc., J.P. Morgan Partners BHCA L.P. and Hicks, Muse, Tate & Furst.

In September 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American e-commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. The agreement governing our strategic alliance with eBay expired on September 24, 2006. Even though eBay is one of our stockholders, since the termination of this agreement, there are no contractual restrictions preventing eBay from becoming one of our competitors. See “Risk Factors—Risks related to our business—We operate in a highly competitive and evolving market, and therefore face potential reductions in the use of our service.”

In November 2002, we acquired certain key strategic assets of Lokau.com, a competing Brazilian online commerce platform and we incorporated all registered users of Lokau.com into our platform.

In November 2005, we acquired certain operations of a regional competitor in e-commerce, DeRemate.com Inc., including all of its operations and the majority of the shares of capital stock of its subsidiaries in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela for an aggregate purchase price of $12.1 million, net of cash acquired. This acquisition increased our user base by approximately 1.3 million confirmed registered users and solidified our market leadership position in Brazil, Mexico, Venezuela, Colombia, Peru, and Uruguay. We did not acquire DeRemate’s Argentine and Chilean subsidiaries, which continued to operate under the control of certain previous stockholders of DeRemate.

In August 2007, we completed our initial public offering pursuant to which 2,608,696 shares of common stock were sold by us, resulting in net proceeds to us of approximately $49.6 million and 13,468,489 shares were sold by certain selling stockholders.

In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of vehicles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. On the acquisition date, we paid $19 million subject to certain escrows, which have subsequently been released, and working capital adjustment clauses.

In September 2008, we acquired the remaining operations of DeRemate.com in Chile, Argentina, Mexico and Colombia for an aggregate purchase price of $37.6 million and we also purchased certain URLs, domains, trademarks, databases and intellectual property rights from it for $2.4 million, subject to certain set off rights and working capital adjustment clauses.

In September 2011, we acquired 60% of outstanding membership interest of Autopark LLC, a limited liability company organized under the laws of Delaware with 100% ownership of AP Clasificados, an online classified advertisements platform in Mexico primarily dedicated to the sale of vehicles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx. The aggregate purchase price paid in cash was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business.

Our strategy

We seek to serve people in Latin America by offering a collection of e-commerce services that can improve the quality of life of those who use it, while creating significant value for our stockholders. We serve our buyers by giving them access to a broader and more affordable variety of products and services than those available on other online and offline venues. We serve our sellers by allowing them to reach a larger and more geographically diverse user base at a lower overall cost and investment than offline venues. At the same time, we provide payment settlement services to facilitate such transactions, and advertising solutions to promote them. More broadly, we strive to turn inefficient markets into more efficient ones and in that process generate value for our stockholders. To achieve these objectives, we intended to pursue the following strategies:

•

Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by entering into new countries and category segments, by launching new transactional business endeavors, and through potential strategic acquisitions of key businesses and assets.

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

•

Take advantage of the natural synergies that exist between our services. We strive to leverage our different businesses to promote greater cross-usage among the businesses, thereby creating a virtuous ecosystem of e-commerce offerings. We promote the adoption of our MercadoPago payments solution on our marketplace as well as on our MercadoShops solution, to offer our MercadoClics advertising solutions to users of our marketplace, payments and shops solutions, and to encourage users of any of our services to experiment with the other solutions we offer.

•

Expand into additional transactional service offerings. Our strategic focus is to enable on-line transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch on-line transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) the offer of additional product categories in our marketplace business, (b) the expansion of our presence in vehicle, real estate and services classifieds, (c) the penetration of our on-platform payments services and the expansion of our off-platform payments services, (d) the increase of our MercadoClics and on-line advertisement services and (e) the offer of on-line software as e-commerce service solutions. We believe that a significant portion of our future growth will be derived from these new or expanded product and service launches.

•

Enhance brand awareness. We believe that enhancing awareness of the MercadoLibre brand is important to achieve our business objectives. We intend to continue to promote and increase recognition of our brand through a variety of marketing and promotional campaigns. These may include marketing agreements with companies that have a significant online presence and advertising through traditional media, such as cable television. We may also use leading websites and other media such as affiliate programs, banner advertisements and keyword searches. In addition, we believe that by enhancing our e-commerce community experience, we promote greater brand awareness through word of mouth.

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

The MercadoLibre marketplace

The MercadoLibre marketplace is an Internet-based commerce platform where buyers and sellers can meet, and consummate e-commerce transactions for a wide range of goods and services. Our platform is a fully-automated, topically-arranged and user-friendly online commerce service which permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. The MercadoLibre Marketplace also allows sellers to list motor vehicles, vessels, aircraft, real estate and services on our classified section. Any Internet user can browse through the various products and services that are listed on our website and register for free with MercadoLibre to list, bid for and purchase items and services. Additionally, sellers and advertisers can purchase, display and link advertising on our websites to promote their brands, businesses and products. The MercadoLibre Marketplace offers buyers a large selection of new and used items that are often more expensive or otherwise hard to find through traditional offline sellers, such as brick-and-mortar retail establishments, offline classified advertisements, community bulletin boards, auction houses and flea markets. We believe that the MercadoLibre Marketplace allows sellers to reach a large number of potential buyers more cost-effectively than through traditional offline commerce channels or other online venues.

During 2012, visitors to our web site were able to browse an average of over 14.1 million listings daily, organized by country, in over 2,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2012, we had over 81.5 million confirmed registered MercadoLibre users, up from 65.8 million at December 31, 2011. During fiscal year 2012, we had 6.0 million unique sellers, 16.9 million unique buyers and 67.4 million successful items sold as compared to i) 5.0 million unique sellers, 14.1 million unique buyers and 52.8 million successful items sold at December 31, 2011; and to ii) 3.9 million unique sellers, 11.3 million unique buyers and 39.2 million successful items sold at December 31, 2010.

The MercadoPago online payments solution

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. MercadoPago enables any user registered with MercadoPago to securely and easily send and receive payments online for MercadoLibre Marketplace items. MercadoPago is currently available to MercadoLibre users in each of Brazil, Mexico, Venezuela, Argentina, Chile and Colombia.

MercadoPago is also available for purchases of goods and services outside the MercadoLibre Marketplace, as an open on-line payment service in Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. The off platform service is designed to meet the growing demand for Internet-based payments systems in Latin America. In addition to improve the ease of use and efficiency of payments for purchases made in our marketplace, MercadoPago also allows payments for transactions that occur outside of our platforms. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments on their independent commerce websites. This version of MercadoPago simplifies the payment of transactions in the MercadoLibre Marketplace achieving higher transaction velocity for most users. Direct payments allow online sellers to use MercadoPago to facilitate checkout and payment processes on their web site and also enable users to simply transfer money to each other. The direct payments product allows users who are not registered with the MercadoLibre Marketplace to send and receive payments to each other as long as they register with MercadoPago. Furthermore, direct payment offers online sellers who accept MercadoPago as a mean of payment to integrate MercadoPago with their shopping cart, thereby streamlining the shopping and payment processes. We believe that the ease of use, safety and efficiency of MercadoPago will allow us to generate additional transactions in the future from web merchants that sell items outside the MercadoLibre Marketplace. We believe that there is a significant business opportunity to increase use of MercadoPago as a payment mechanism within and outside of the MercadoLibre Marketplace.

During the year ended December 31, 2012, our on and off-platform users paid approximately $1,786.7 million using MercadoPago, which represented 31.3% of our gross merchandise volume for that year. During the year ended December 31, 2011, our on and off-platform users paid approximately $1,311.9 million using MercadoPago, which represented 27.2% of our gross merchandise volume for that year. During the year ended December 31, 2010, our users paid approximately $697.5 million using MercadoPago, which represented 20.5% of our gross merchandise volume for that year.

We seek to increase the adoption and penetration of MercadoPago among MercadoLibre Marketplace users. In the countries where MercadoPago was available, as of December 31, 2012, approximately 93.0% of the MercadoLibre Marketplace’s listings accepted MercadoPago for payments and 33.4% of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. Starting in Brazil in January 2010, in Argentina in March 2010, in Mexico in April 2011 and in Venezuela in July 2012, all paid listings in the MercadoLibre Marketplace (excluding free listings and classifieds) were required to offer MercadoPago.

MercadoLibre Advertising services

MercadoClics service enables large retailers, small and medium brans and various consumer brands to promote their products and services on the internet. Advertisers place text and/or display advertisements on our website in order to promote their brands and offerings. MercadoClics is the search advertising tool that enables advertisers to acquire traffic through text ads placed on search results on our platform. Advertisers purchase specific categories, on a cost per click basis, where their text ads could appear as a result of a bidding process with other relevant ads.

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

Marketing

Our marketing strategy is designed to grow our platform by promoting the MercadoLibre brand, attracting new users, and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading portals and networks across the region, our affiliates program, cable and air television, paid and natural positioning in leading search engines, email marketing, onsite marketing and presence in off-line events. Our investment in online and offline marketing activities was $18.8 million during 2012, $19.9 million during 2011 and $20.2 million during 2010.

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

•

Actively managing our “MercadoSocios” program, an affiliates program that financially rewards site owners for directing to our platform buyers, sellers and new users who ultimately register with, and conduct transactions through our platform. The MercadoSocios program is available in Argentina, Brazil, Chile, Colombia, Mexico and Venezuela. With our MercadoSocios program, any site or online tool owner can place a link to our web site with a pre-approved creative design that we provide or XML data feeds. If an Internet user clicks on the link, arrives at our web site, registers as a user and completes transactions on our platform, we compensate the site or tool owner. For each new registered user that completes a transaction on our platform, we pay the site or tool owner that directed the user to us a fee per active registered user and a percentage of the commissions that such selling user pays us for transactions carried out in the first 30 days after that user registered.

•

Investing in preferential placement on the most popular search engines in each country where we operate, such as Google and Yahoo Search. We purchase advertising space next to the results of certain keyword searches related to our activities.

•	Structuring our web site so that it appears among the top natural results for certain keyword searches.

Since 2005, we have been running an annual cable television commercial campaign on a regional basis to increase brand awareness and recognition. We believe that cable television subscribers in Latin America offer an attractive demographic group based on both socio-economic profiling and the high penetration of Internet usage among cable television subscribers. During 2010, our cable media campaign ran from August to December, and we also ran some spots in Brazil on television to expand coverage. During 2011, our cable media campaign ran from May to December, and we also had offline campaigns on radio, newspaper and magazines for our classifieds business. During the year 2012, we have not invested in cable television commercial campaign since we were transitioning our marketing and external communication strategies and focused most of our resources to on-line marketing investments. We expect to keep investing in the future in off-line campaigns to enhance our brand awareness and recognition within the region.

In addition to online and television advertising, we seek to reinforce our brand and increase transaction levels within the existing MercadoLibre user base through activities such as permission-based e-mail marketing and special promotions on our web site. We utilize information regarding our users’ past bids, sales and purchases in order to better target the messages that we communicate through these activities. Additionally, we use street billboards, radio and magazine ads to promote our vehicles’ classifieds business.

We also conduct a variety of initiatives that focus on attracting and training sellers. We organize events such as “MercadoLibre Universities” and seller meetings in all countries where we have an office. MercadoLibre Universities are full-day sessions of approximately 100 to 250 new users whom we teach how to buy and sell in our platform. During seller meetings, we teach sellers with high-potential or with MercadoLider status more advanced selling techniques and allow them to discuss issues of interest with our employees. Additionally, certain seller activities are streamed over the Internet to reach a larger audience than is possible in live meetings.

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

Product development

At December 31, 2012, we had 327 employees on our information technology and product development staff, an increase from 292 employees at December 31, 2011. We incurred product development expenses (including salaries) in the amount of $28.6 million in 2012, $23.3 million in 2011 and $15.9 million in 2010. We also incurred information technology capital expenditures, including software licenses, amounting to $11.2 million in 2012, $8.4 million in 2011 and $5.0 million in 2010.

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

The development of new and improved features usually begins by listening to suggestions from our community of users. We hold meetings periodically with both, regular and highly active users to obtain feedback regarding our services, suggestions and ideas relating to possible additional features on the MercadoLibre Marketplace and MercadoPago platforms. We also receive suggestions from our chat rooms and bulletin boards. Additionally, we monitor the market for new features, formats and elements that could be adapted to our platforms to improve our users’ experience.

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

We develop most of our software technology in-house. Since our inception in 1999, we have had a development center in Buenos Aires where we concentrate the majority of our development efforts. In June of 2007, we also launched a second development center in the province of San Luis in Argentina. The center is a collaborative effort with the Technological University of La Punta. In this effort, the University offers us access to dedicated development facilities and a recruiting base for potential employees. During 2012 we opened our newest development center in Aguada Park, Montevideo, Uruguay, which is dedicated to software development activities. We also have other research and/or development centers in the U.S. in Palo Alto, California, and in Venezuela.

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

Since 2010, we have been working on a deep technology overhaul that is allowing us to switch from a closed and monolithic system to an open and decoupled one. We are splitting MercadoLibre into many small “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using (Application Programming Interfaces, or APIs). All the Front-Ends are also being rewritten on top of these APIs. This effort has consumed a large amount of capital, people and management focus, and we intend to keep investing in this area. On October 31, 2012, we opened our platform to the developers’ community in a launching event that took place in Sao Paulo, Brazil. We seek to continue spreading the opening of our platform to developers in the other locations in which we operate with the objective of increasing our ecosystem.

We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to make substantial capital expenditures to modify or adapt our services or infrastructure. See “Risk Factors—Risks related to our business—Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner, and on the continued market acceptance of our products and services.”

Seasonality

Like most retail businesses, we experience the effects of seasonality in all our operating territories throughout the calendar year. Although much of our seasonality is due to the Christmas holiday season, the geographic diversity of our operations helps mitigate the seasonality attributed to summer vacation time (i.e. southern and northern hemispheres) and national holidays.

Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season (see “Management Discussion and Analysis of Financial Conditions and Results of Operations — Seasonality” for more detail). The first quarter of the year is generally our slowest period. The months of January, February and March correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This first quarter seasonality is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela, the slowest months for which are the summer months of July, August and September.

Competition

The market for trading over the Internet is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. While we are currently the market leaders in a number of the markets in which we operate, we currently or potentially compete with a limited number of small marketplace operators, such as Mas Oportunidades in Argentina and Rakuten in Brazil. We also compete with businesses that offer business-to-consumer online e-commerce services such as pure play Internet retailer Submarino (a website of B2W Inc.), or others with a focus on specific vertical categories, such as Netshoes, which focus on sports & apparel.

There are also a growing number of bricks and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, and shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified advertising market, although no regional competitor exists, local players such as Webmotors, VivaStreet and Zap have important positions in certain markets.

In addition, we could face competition from a number of large online communities and services that have expertise in either, developing online commerce, facilitating online interaction, or both. Some of these competitors, such as Google, Yahoo, Microsoft, and Facebook currently offer a variety of online services, and certain of these companies may introduce online commerce to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as large newspaper or media companies also compete in the online listing market in Latin America.

In September 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American online commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. The agreement governing our strategic alliance with eBay expired on September 24, 2006. Even though eBay is one of our stockholders, since the termination of this agreement, there are no contractual restrictions preventing eBay from competing with us. For example, in 2012, eBay acquired Alamaula.com, which is its classified site and which operates in many of the countries where we operate.

MercadoPago competes with existing online and offline means of payment businesses, including, among others, banks and other providers of traditional means of payment, particularly credit cards, checks, money orders, and electronic bank deposits, international online payments services such as Paypal and Google Checkout, local online payment services such as DineroMail in Argentina, Chile, Colombia and Mexico, and Bcash and PagSeguro in Brazil, money remitters such as Western Union, the use of cash, which is often preferred in Latin America, and offline funding alternatives such as cash deposit and money transfer services. Some of these services may operate at lower commission rates than MercadoPago’s current rates.

Finally, Amazon started operations in Brazil during 2012 by offering on-line content. We do not compete in this space, however the consolidation and expansion of their operations in Brazil, could eventually lead to more direct competition.

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

We pursue the registration of our trademarks and service marks in each country where we operate, in the United States and in certain other Latin American countries. Generally, we register the name “MercadoLibre,” “MercadoLivre,” “MercadoPago” and “MercadoSocios” as well as our handshake logo, and other names and logos in each country where we operate. As part of our acquisition of DeRemate, we acquired the trademarks of DeRemate throughout the countries where it operated, as well as certain other jurisdictions. As part of our acquisition of CMG, we acquired the trademarks of CMG throughout the countries where it operated.

Autopark LLC, an entity in which we own a 60% interest and have an option to acquire the remaining 40% ownership interest, has 100% ownership of AP Clasificados which owns trademarks of Autoplaza.com.mx and Homershop.com.mx in Mexico. We expect to acquire the remaining 40% ownership interest in Autopark in the future.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation.

Third party technologies

We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Radware, Juniper Networks, Cisco Systems Inc., F5 Networks, and Netapp, the suppliers of key database technology, the operating system and specific hardware components for our services.

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

Employees

The following table shows the number of our employees, by country at December 31, 2012:

Number of
Country	Employees
Argentina	880
Brazil	558
Colombia	62
Chile	2
Mexico	76
Uruguay	156
USA	5
Venezuela	153

Total	1,892

We manage operations in the remaining countries remotely from our headquarters in Argentina.

Our employees in Brazil are represented by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”) and some of our employees in Argentina are represented by the Commercial Labor Union (“Sindicato de Empleados de Comercio”). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, develop, compensate and retain our employees.

We are very proud of our employees and believe that our team is one of the most important assets of our Company. We believe that our employees are among the most knowledgeable in the Latin American Internet industry, and they have developed a deep understanding of our business and e-commerce in general. We believe we have been successful in attracting and retaining outstanding individuals over the years. A significant portion of our personnel has been with the Company for several years, and we strive to obtain more talent by hiring individuals with an Internet-related background and experience. Similarly, our future success will depend on our ability to continue to attract, develop and retain capable professionals. See “Risk factors —Risks related to our business— We depend on key personnel, the loss of which could have a material adverse effect on us.”

In order to support our Human Resources department, we use SAP’s human resources payroll module across our business. We believe this allow us to centralize our employee database and important human resources functions, such as payroll processing, to improve our controls and reduce certain administrative costs.

Government regulation

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, data collection, data protection, privacy, information requirements for Internet providers, taxation (including value added taxes, or VAT, or sales tax collection obligations) obligations to provide information to certain authorities about transactions occurring on our platforms or about our users, and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including the imposition to provide certain information about transactions that occurred in our platforms, or about our users), libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover a wide variety of issues, including, without limitation, online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, electronic or mobile payments, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligation to provide certain information about transactions that occurred through our platforms, or about our users), advertising, intellectual property rights, consumer protection and information security.

We are also subject to regulations in Argentina that impose sales taxes and VAT collection obligations on the Company based on users’ sales through the platform. Other jurisdictions may issue new legislation in that regard. If users were to reduce or stop using our website or services as a result of these regulations, our business could be harmed.

We believe that the agency-based structure that we currently use for MercadoPago allows us to operate this service without obtaining any governmental authorizations or licenses or being regulated as a financial institution in the countries where we offer MercadoPago. However, as we continue to develop MercadoPago, we may need to secure governmental authorizations or licenses or comply with regulations applicable to financial institutions, electronic or mobile payments and/or anti-money laundering in the countries where we offer this service.

There are laws and regulations that address foreign currency and exchange rates in every country in which we operate. In certain countries where we operate, we need governmental authorization to pay invoices to a foreign supplier or send money abroad due to foreign exchange restrictions. See “Risk factors—Risks related to doing business in Latin America—Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls” for more information.

On May 15, 2007, the Argentine Ministry of Economy approved MercadoLibre S.A. (this subsidiary changed its legal name in 2010 to MercadoLibre S.R.L.), our wholly owned Argentine subsidiary, as a beneficiary of the Argentine Regime to promote the software industry. Benefits of receiving this status include a 70% discount on mandatory Argentine labor taxes, a 60% reduction of Argentine income tax payable and a fixed federal tax rate in Argentina until September of 2014 at the rate effective as of April of 2007.

In 2011, a new software development law (the “Software Development Law”) was approved. The Software Development Law established certain benefits to promote the software development industry in Argentina, but the regulations pursuant thereto have not yet come into effect. The Software Development Law maintains some of the benefits mentioned in the paragraph above and extends its term until 2019. To qualify and obtain benefits set forth by the Software Development Law, Argentine companies will have to register with the government agency again and meet new requirements to be covered by this regulation.

Segment and Geographic Information

For an analysis of financial information about our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reporting Segments”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Line Items – Net revenues” and Note 7, Segments to our consolidated financial statement included elsewhere in this report and incorporated by reference in this Item 1.

Offices

We are a Delaware corporation incorporated on October 15, 1999. Our registered office is located at 15 East North Street, Dover, Delaware. Our principal executive offices are located at Arias 3751, 7th Floor, Buenos Aires, Argentina, C1430CRG.

Available Information

We maintain a web site, http://www.mercadolibre.com, which contains additional information concerning our Company. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our web site and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Arias 3751, 7th floor, Buenos Aires, Argentina, C1430CRG. Information on or connected to our web site is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

ITEM 1A.	RISK FACTORS

For purposes of this section, the term “stockholders” means the holders of shares of our common stock. Set forth below are the risks that we believe are material to our stockholders and prospective stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment in our Company. The risks and uncertainties described below are not the only ones facing us. Other risks that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. Some statements in this report including statements in the following risk factors section constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

Risks related to our business

The market for the sale of goods over the Internet in Latin America is developing, and our business depends on the continued growth of online commerce and the availability and suitability of the Internet in Latin America.

The market for the sale of goods over the Internet is a new and emerging market in Latin America. Our future revenues depend substantially on Latin American consumers’ widespread acceptance and use of the Internet as a way to conduct commerce. Rapid growth in the use of and interest in the Internet (particularly as a way to conduct commerce) is a recent phenomenon, and we cannot assure you that this acceptance and use will continue to exist or develop. For us to grow our user base successfully, consumers who have historically used traditional means of commerce to purchase goods and services must accept and use new ways of conducting business and exchanging information. Furthermore, the price of personal computers and Internet access may limit our potential growth in countries with low levels of Internet penetration and/or high levels of poverty.

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

We plan to continue to expand our operations by developing and promoting new and complementary services. We may not succeed at expanding our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by consumers could damage our reputation and diminish the value of our brands. To expand our operations we will also need to spend significant amounts on development, operations and other resources, and we may place a strain on our management, financial and operational resources as a result. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

Any delay or problem with upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.

Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure. We are frequently implementing hardware and software technology upgrades, which may include migrations to new technology systems, in an effort to improve our systems. Our information technology systems may experience errors, interruptions, delays or cessations of service. We are particularly susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system. Errors or interruptions could impede or delay our ability to process transactions on our site, which could reduce our revenue from activity on our site and adversely affect our reputation with, or result in the loss of users. These issues could cause business disruptions and be more expensive, time consuming, and resource intensive than anticipated. Defects or disruptions in our technology infrastructure could adversely impact our ability to process transactions, our financial results and our reputation.

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

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, information requirements for Internet providers, data collection, data protection, privacy, anti-money laundering, taxation (including VAT or sales tax collection obligations), obligations to provide certain information to certain authorities about transactions which through our platforms or about our users and those regulations applicable to businesses in general and consumer protection. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including taxation to provide certain information about transactions that consummated through our platforms or about our users), libel and defamation, obscenity, and personal privacy apply to online businesses. Many of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligations to provide certain information about transactions occurred in our platforms or about our users), advertising, intellectual property rights, consumer protection, information security and electronic and mobile payments. If laws relating to these issues are enacted, they may have a material adverse effect on our business, results of operation and financial condition.

As our activities and the types of goods listed on our web site expand, regulatory agencies or courts may argue or rule that we or our users must either obtain licenses or not be allowed to conduct business in their jurisdiction, either with respect to our services in general or only relating to certain items, such as auctions, real estate and motor vehicles. For example, numerous jurisdictions, including Brazil and Argentina, have regulations regarding “auctions” and “auctioneers” and the handling of property by “secondhand dealers” or “pawnbrokers.” Attempted enforcement of these laws against us or our users and other regulatory and licensing claims could result in expensive litigation or could require us to change the way we or our users do business. Any changes in our or our users’ business methods could increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or penalties, and any of these outcomes could harm our business.

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

We are also subject to certain regulations in Argentina that impose VAT and sales tax collection obligations on the Company in certain provinces in connection with users’ sales through the platform. Other jurisdictions may issue new legislation in that regard. If users were to reduce or stop using our website or services as a result, our business could be materially harmed.

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

More specifically, we are aware that certain goods, such as alcohol, tobacco, firearms, animals, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded on the MercadoLibre Marketplace. As a consequence of these transactions, appropriate authorities may impose fines against us. We have at times been subject to fines in Brazil for certain users’ sale of products that have not been approved by the government. We cannot provide any assurances that we will successfully avoid civil or criminal liability for unlawful activities that our users carry out through our platforms in the future. If we suffer potential liability for any unlawful activities of our users, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things that we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

We believe that government and consumer protection agencies have received a substantial number of complaints about both the MercadoLibre Marketplace and MercadoPago. We believe that these complaints are small as a percentage of our total transactions, but they could become large in aggregate numbers over time. From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded and our Company has grown larger. We are likely to receive new inquiries from regulatory agencies in the future, which may lead to actions against us. We have responded to all inquiries from regulatory agencies and described our services, operating procedures and requested information. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or penalties, or forced to change our operating practices in ways that could harm our business, or if during these inquiries any of our processes are found to violate laws on consumer protection, or to constitute unfair business practices, we could be subject to civil damages, enforcement actions, fines or penalties. Such actions or fines could require us to restructure our business processes in ways that would harm our business and cause us to incur substantial costs.

In addition, our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection Program to buyers who meet certain conditions. Although the number of claims that we have paid through this program is not currently significant, we may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them, the result of which could materially adversely affect our business and financial condition. In addition, as discussed above, we may be liable in Brazil for fraud committed by sellers and losses incurred by buyers when purchase items through our platform in Brazil. We keep expanding the coverage of our Buyer’s Protection Program. This coverage expansion may impact the number and amount of reimbursements we are required to make. Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that appear to be legitimate emails sent by MercadoLibre or MercadoPago or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or misstates that certain payment was credited in MercadoPago and request that the recipient send the product sold or send a password or other confidential information. Despite our efforts to mitigate “spoof” and “phishing” emails, those activities could damage our reputation and diminish the value of our brands or discourage use of our websites and increase our costs.

We have received in the past, and anticipate that we will receive in the future, legal actions from users who received spoof emails and sent the product and did not receive the purchase price. Currently, we have a case, in which our Brazilian subsidiary was sued by a user that sent the product to the buyer but did not receive any payment, since the email he received was a spoof and had not been sent by the Company. In 2007, a lower court judge found our Brazilian subsidiary responsible for that spoof and ordered it to pay the plaintiff the amount of approximately $1,500, to be adjusted against inflation plus default interest, which was ratified by the Superior Court of Justice of Brazil . Our Brazilian subsidiary filed for clarification however the outcome of this matter is still pending.

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

Even though we monitor listings on our web sites, we are not able to detect every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed and/or sold through the MercadoLibre Marketplace or Mercadoshops and/or using MercadoPago infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work in coordination and cooperation with the intellectual property rights owners to seek to eliminate allegedly infringing items listed in the MercadoLibre Marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we may suspend the account of any user who infringes third-party intellectual property rights. Despite all these measures some rights owners have expressed that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies. Allegations of infringement of intellectual property rights could result in threats of litigation and actual litigation against us by rights owners.

Specifically, allegations of infringement of intellectual property rights have already resulted in claims against us from time to time, including litigation in Brazil brought (without limitation) by Cartier International B.V., Montblanc Simplo Gmbh, Richemont International S.A., Puma Sports Ltda., Lacoste do Brasil Indústria e Comercio Ltda., Sporloisirs S.A., Qix Skateboards Indústria e Comercio Ltda, Vintage Denim Ltda., Editora COC Empreendimentos Culturais Ltda., Barros Fischer e Associados Ltda., Fallms Distribuição de Fitas Ltda., 100% Nacional Distribuidora de Fitas Ltda., Xuxa Promoções e Produções Artísticas Limitada, Praetorium Instituto de Ensino, Pesquisas e Atividades de Extensão e Direito Ltda., Sette Informações Educacionãis Ltda., Serasa S.A., Botelho Industria e Distribuiçāo Cinematográfica Ltda., and Citizen Watch do Brasil S/A and in Argentina brought by Nike International Ltd., Iglesia Mesianica Mundial Sekai Kyusei Kio.

While we have been largely successful to date in settling existing claims by agreeing to monitor the brands, the current lack of laws related to the Internet results in great uncertainty as to the outcome of any future claims. Other companies providing similar services to us have also been subject to these types of claims in the United States and other countries. In June 2008, the Paris Court of Commerce ruled that eBay, Inc. and eBay International AG were liable to Louis Vuitton Malletier and Christian Dior Couture for failing to prevent the sale of counterfeit items on its web sites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We cannot assure you that MercadoLibre and MercadoPago will not be subject to similar suits, which could result in substantial monetary awards or penalties and costly injunctions against us.

We continue to have outstanding litigation and, although we generally intend to defend each of these claims, we cannot assure you that we will be successful. This type of litigation is expensive for us, could result in damage awards or increased costs of doing business through adverse judgments or settlements, could require us to change our business practices in expensive ways, or could otherwise harm our business. Litigation against other online companies could result in interpretations of the law that could also require us to change our business practices or otherwise increase our costs.

In addition, new bills of laws have been introduced in the U.S. Congress proposing certain regulation to Internet companies with respect to intellectual property issues, like the Stop Online Piracy Act (“SOPA”) and the Protect Intellectual Property Act (“PIPA”), that would give intellectual property rights owners and the government broad powers to file lawsuits against websites accused of facilitating copyright infringement, and such lawsuits could result in, among other consequences, payment providers from doing business with allegedly infringing sites, as well as search engines being precluded from linking to, and Internet service providers being required to block access to, such sites. If these or similar laws were finally enacted, it could have a negative impact in our business.

We are subject to risks with respect to information and material disseminated through our platforms.

It is possible that third parties could bring claims against us for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through our platforms. Other online services companies are facing several lawsuits for this type of liability. As mentioned previously, the liability of online services companies for content hosted and the information carried on or disseminated through their services is currently unclear in the Latin American countries where we operate. This could allow for claims being made against us by purportedly aggrieved third parties. For example, the MercadoLibre service contains a User Feedback feature, which includes reviews and ratings from users regarding the reliability of other users in paying or delivering goods sold in a transaction promptly. Although users generate all the feedback, it is possible that a party could bring a claim for defamation or other injury against us for content posted through the User Feedback feature. If we or other online services providers are held liable or potentially liable for information carried on or disseminated through our platforms, we may have to implement measures to reduce our exposure to this liability. Any measures we may need to implement may involve spending substantial resources and/or discontinuing certain services. Any costs that we incur as a result of liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition. In addition, public attention to liability issues, lawsuits and legislative proposals could impact the growth of Internet use, and subsequently have a negative impact on our business results.

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

We have experienced significant expansion in recent years and anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on management and our operational and financial resources.

We must constantly add new hardware, update software, enhance and improve our billing and transaction systems, and add and train new engineering and other personnel to accommodate the increased use of our web site and the new products and features we regularly introduce. This upgrade process is expensive, and the increasing complexity and enhancement of our web site results in higher costs. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume could materially harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services and delays in reporting accurate financial information.

Our revenues depend on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our web site would materially harm our business and our ability to collect revenue.

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

We also have no formal disaster recovery plan or alternative providers of hosting services and do not carry business interruption insurance to compensate us for losses that may occur. Despite any precautions we have taken or plan to take, if there is a natural disaster or major failure, a decision by our providers to close one of the facilities we use without adequate notice, or other unanticipated problem at the Virginia or Atlanta facilities, the services we provide could suffer interruptions. We currently have no plans to upgrade the Atlanta facility capabilities. Additionally, in the occurrence of such pronounced, frequent or persistent system failures, our reputation and name brand could be materially adversely affected.

We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.

A significant risk associated with online commerce and communications is the secure transmission of confidential information over public networks. Currently, a number of MercadoLibre users authorize us to bill their credit card accounts or debit their bank accounts directly, or use MercadoPago to pay for their transactions. We rely on encryption and authentication necessary to provide the security and authentication technology to transmit confidential information securely, including customer credit card numbers and other account information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data. If our security were compromised, it could have a material adverse effect on our reputation. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations and financial condition.

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

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for these personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate, train, retain, motivate and manage sufficiently qualified personnel.

Currently our revenues depend substantially on up-front fees, final value fees and fees related to our payment solution we charge to sellers and such revenues may decrease if market conditions force us to lower such fees or if we fail to diversify our sources of revenue.

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

We derive substantially all of our revenues from fees charged to sellers for listing products for sale on our service, fees from successfully completed transactions and fees for making payments through MercadoPago. Our future revenues depend on continued demand for the types of goods that users list on the MercadoLibre Marketplace or pay with MercadoPago on or off the MercadoLibre Marketplace. The popularity of certain categories of items, such as computer and electronic products, cellular telephones, toys, apparel and sporting goods, among consumers may vary over time due to perceived availability, subjective value, and trends of consumers and society in general. A decline in the demand for or popularity of certain items sold through the MercadoLibre Marketplace without an increase in demand for different items could reduce the overall volume of transactions on our platforms, resulting in reduced revenues.

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

Several companies that operate e-commerce web sites, such as eBay and Amazon, have been successful and profitable in the past. However, we operate in a business environment that is different from eBay’s, Amazon’s and other e-commerce companies operating outside of Latin America. These differences include the smaller size of the national markets, lower Internet adoption rates, lower confidence in remote payment mechanisms, less reliable postal and parcel services, and less predictable political, economic regulatory and legal environments. Therefore, you should not interpret the success of any of these companies as indicative of our financial prospects.

Finally, Amazon started operations in Brazil during 2012 by offering on-line content. We do not compete in this space, however the consolidation and expansion of their operations in Brazil, could eventually lead to more direct competition.

We could be subject to liability and forced to change our MercadoPago business practices if we were found to be subject to or in violation of any laws or regulations governing banking, money transmission, tax regulation, anti-money laundering regulations or electronic funds transfers in any country where we operate; or if new legislation regarding these issues were enacted in the countries where MercadoPago operates.

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

We incur losses from claims that customers did not authorize a purchase, from buyer fraud and from erroneous transmissions. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in MercadoPago losing the right to accept credit cards for payment. If MercadoPago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding the MercadoPago accounts. We have taken measures to detect and reduce the risk of fraud on MercadoPago, such as running card security code (CSC) checks in some countries, having users call us to have them answer personal questions to confirm their identity or asking users to confirm the amount of a small debit for higher risk transactions, implementing caps on overall spending per users and data mining to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.

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

MercadoPago competes with existing online and offline payment methods, including, among others, banks and other providers of traditional payment methods, particularly credit cards, checks, money orders, and electronic bank deposits; international online payments services such as PayPal and Google Checkout, and local online payment services such as DineroMail in Argentina, Chile, Colombia and Mexico, and Bcash, PagSeguro and MOIP in Brazil; money remitters such as Western Union; the use of cash, which is often preferred in Latin America; and offline funding alternatives such as cash deposit and money transmission services. Some of these services may operate at lower commission rates than MercadoPago’s current rates and, accordingly, we are subject to market pressures with respect to the commissions we charge for MercadoPago services.

MercadoPago’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than us. They may devote greater resources to the development, promotion, and sale of products and services than we do for MercadoPago. Competing services tied to established banks and other financial institutions may offer greater liquidity and create greater consumer confidence in the safety and efficacy of their services than MercadoPago. Established banks and other financial institutions currently offer online payments and those which do not yet provide such a service could quickly and easily develop it, including mobile phone carriers.

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

We could lose the right to accept credit cards or pay fines if MasterCard and/or Visa determine that users are using MercadoPago to engage in illegal or “high risk” activities or if users generate a large amount of chargebacks. Accordingly, we are working to prevent “high risk” merchants from using MercadoPago. Additionally, we may be unable to access financing in the credit and capital markets at reasonable rates to fund our MercadoPago and for that reason our profitability and total payments volume could materially decline.

Our operating results may be impacted by an economic crisis.

General adverse economic conditions, including the possibility of a severe recession and a worldwide economic slowdown, would adversely impact our operating results and business. If the current weakness in the global economy persists or worsens, or the present global economic uncertainties persist for an extended period of time, many of our users, may delay or reduce their purchases of goods on the MercadoLibre Marketplace, which would reduce our revenues and have a material adverse impact on our business. Furthermore, future changes in trends could result in a material impact to future consolidated statements of income and cash flows.

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

The financial services industry experienced a period of unprecedented turmoil in 2008 and 2009, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. If the condition of the financial services industry again deteriorates or becomes weakened for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:

•

Disruptions to the capital markets or the banking system may materially adversely affect the value of investments or bank deposits we currently consider safe or liquid. We may be unable to find suitable alternative investments that are safe, liquid, and provide a reasonable return. This could result in lower interest income or longer investment horizons;

•

We may be required to increase the installment and financing fees we charge to customers for purchases made in installments or cease offering installment purchases altogether, each of which may result in a lower volume of transactions completed;

•

We may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Due to the nature of our MercadoPago business, we generate high account receivable balances that we typically sell to financial institutions, and accordingly, lack of access to credit, or bank liquidations could cause us to experience severe difficulties in paying our sellers; and

•

The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under difficult market conditions.

A rise in interest rates may negatively affect our MercadoPago payment volume.

In each of Brazil, Argentina and Mexico, we offer users the ability to pay for goods purchased using MercadoPago in installments. In 2012, 2011 and 2010, installment payments represented 48.3%, 52.5% and 54.6%, respectively, of MercadoPago’s total payment volume. To facilitate the offer of the installment payment feature, we pay interest to credit card processors and issuer banks in Mexico and Argentina and we pay interest to advance credit card coupons in Brazil. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.

MercadoPago pays significant transaction fees when senders fund payment transactions using credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 76.6%, 76.0% and 71.3% of MercadoPago’s payment volume using credit cards during 2012, 2011 and 2010, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us. Also, in Brazil, Mexico and Argentina senders may prefer to pay with credit card without using installments to avoid the associated financial costs resulting in lower financial revenues.

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

We pursue the registration of our domain names, trademarks, logos and service marks in each country where we operate, in the United States and in certain other Latin American countries. Effective trademark, service mark, copyright, domain name and trade secret protection may not be available or granted to us by the appropriate regulatory authority in every country in which our services are made available online. For example, since 1999, we have filed several applications to register the name “MercadoLivre” and our logo in Brazil. We have been granted the trademarks “Mercadolivre” (name and design, without the exclusivity to the use of the words “Mercado” and “Livre”) and “MercadoPago” (name and design). Nonetheless, many applications are still pending and certain applications were denied in that country under the argument that the name was descriptive of its activities. We cannot assure you that we will succeed in obtaining these trademarks or in our challenges to existing or future applications by other parties or by the Instituto Nacional da Propriedade Industrial (the National Institute of Industrial Property). If we are not successful, MercadoLibre’s ability to protect its brand in Brazil against third-party infringers would be compromised and we could face claims by any future trademark owners. Any past or future claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.

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

Since 2001, eBay has been subject to a lawsuit alleging infringement of patents relating to online consignment auction technology, multiple database searching and electronic consignment systems. In September 2001, MercExchange LLC filed a complaint against eBay and their subsidiaries in the U.S. District Court for the Eastern District of Virginia alleging infringement of three patents (relating to online consignment auction technology, multiple database searching and electronic consignment systems) and seeking a permanent injunction and damages (including treble damages for willful infringement). Following a trial and jury verdict, in August 2003, the court entered judgment for MercExchange in the amount of approximately $30 million plus pre-judgment interest and post-judgment interest, but refused to grant an injunction. eBay appealed the verdict and judgment in favor of MercExchange, and MercExchange filed a cross-appeal. In May 2006, following appeals to the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, the Supreme Court ruled that an outright denial of an injunction in a patent case is not appropriate, and remanded the case to the district court for further proceedings. On August 28, 2006, MercExchange renewed its motion for a permanent injunction in the U.S. District Court for the Eastern District of Virginia. Final briefs on such motion were filed in March 2007, and in July 2007, the U.S. District Court for the Eastern District of Virginia denied MercExchange’s motion for permanent injunction. MercExchange subsequently entered a notice of appeal. In December 2007, the court entered judgment for MercExchange for $25 million plus prejudgment and post judgment interest. eBay subsequently entered a notice of appeal.

In February 2008, eBay and all parties involved agreed to settle and dismiss all claims and appeals stemming from the lawsuit. As a part of the settlement, eBay purchased all three patents involved in the lawsuit, and related technology and inventions, as well as a license to another search-related patent portfolio that was not asserted in the lawsuit.

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

We intend to continue to acquire businesses, technologies, services or products, as we have done in the past with our acquisitions of iBazar, Lokau, DeRemate, CMG and AutoPlaza, which we believe are strategic, if an appropriate opportunity presents itself. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.

Additionally, acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on favorable terms, or at all. If debt financing for potential future acquisitions is unavailable, we may determine to issue shares of our common stock or preferred stock in connection with such an acquisition and any such issuance could result in the dilution of our common stock.

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

The market for trading over the Internet is relatively new in Latin America, rapidly evolving and intensely competitive, and we expect competition to become more intense in the future. Barriers to entry are relatively low and current offline and new competitors, including small businesses who want to create and promote their own stores or platforms, can easily launch new sites at relatively low cost using software that is commercially available. We currently or potentially compete with a number of other companies.

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

We face competition from a number of large online communities and services that have expertise in developing online commerce and facilitating online interaction. Certain of these competitors, including Google, Amazon, Microsoft and Yahoo! currently offer a variety of business-to-consumer commerce services, searching services and classified advertising services, and certain of these companies may introduce broader online commerce to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as large newspaper or media companies also compete in the online listing market. Companies with experience in online commerce, such as Amazon, may also seek to compete in the online listing market in Latin America. We also compete with traditional brick-and-mortar retailers to the extent buyers choose to purchase products in a physical establishment as opposed to on our platform. In connection with our payment solution, our direct competitors include international online payments services such as PayPal and Google Checkout, and local online payment services such as DineroMail in Argentina, Chile, Colombia and Mexico, and Bcash, PagSeguro and MOIP in Brazil; money remitters such as Western Union. Any or all of these companies could create competitive pressures, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, if certain websites stop linking to or containing links in their properties that send us traffic across the internet in the future, our GMV could substantially decrease and we could suffer a material adverse effect on our business, financial condition and results of operations.

We no longer have a non-competition arrangement with eBay. If eBay were to compete directly with us by launching a competing platform in Latin America, it would have a material adverse effect on our results of operations and prospects. Similarly, eBay or other larger, well-established and well-financed companies may acquire, invest in or enter into other commercial relationships with competing online commerce services. Therefore, some of our competitors and potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development than us, which could adversely affect us. Paypal is already active locally in Brazil and Mexico.

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

We conduct significant operations in Venezuela, offering both our MercadoLibre Marketplace and MercadoPago online payments solution, and have 153 employees who work in the country at December 31, 2012. For the year ended December 31, 2012, our Venezuelan net revenues represented 14.6% of our consolidated net revenues. The political and economic conditions in Venezuela are very unstable, and we cannot predict the impact of any future political and economic events on our business. We cannot predict the economic and regulatory impact of Venezuelan government’s initiatives, or whether it will extend nationalization to e-commerce or other businesses that could impact our business and results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our web site or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.

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

Venezuela had an official exchange rate which was 2.15 “Bolivares Fuertes” per U.S. dollar as of December 31, 2009, and a parallel exchange rate that was 6.05 “Bolivares Fuertes” per U.S. dollar at December 31, 2009. On January 8, 2010, the Venezuelan government announced that the fixed official rate of 2.15 “Bolivares Fuertes” per U.S. would be changed to a dual system that included a rate of 2.6 “Bolivares Fuertes” per U.S. dollar for food and heavy machine importers and a rate of 4.3 “Bolivares Fuertes” per U.S. dollar for all others.

In 2009, we requested U.S. dollars at the official exchange rate for the first time for dividend distributions, through a process that included obtaining approval from the CADIVI. We cannot predict if we will obtain approval of the CADIVI to distribute dividends using the official Venezuelan exchange rate, and the future impact in our financial condition. Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affected the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, our Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated using the parallel exchange rate.

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

However, on May 14th, 2010, the Venezuelan government enacted reforms to its exchange regulations and closed down the parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the BCV the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the BCV as the only institution through which foreign currency-denominated transactions can be brokered. Under the SITME, entities domiciled in Venezuela can buy U.S. dollar—denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposed volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceed $350,000 in a calendar month. This limitation was non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

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

Accordingly, the June 9, 2010 exchange rate published by the VCB has been used to re-measure transactions during the abovementioned period.

On February 8, 2013, the Government of Venezuela, through the Foreign Exchange Agreement No. 14, has devaluated as from February 9, 2013, the official exchange rate from 4.3 to 6.3 Bolivares Fuertes per U.S. dollars. The devaluation did not have an effect on the 2012 consolidated financial statements; however, the devaluation will require remeasurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013.

In addition, on February 8, 2013, the Government of Venezuela, through Decree No. 9381 (the “Decree”) has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), a committee that will have the authority to design, plan and execute foreign exchange policies. At the date of this consolidated financial statements, the Committee created by the Decree, is under the process of being designated.

Finally, on February 9, 2013, the Central Bank of Venezuela has eliminated the SITME. Had the devaluation occurred on December 31, 2012, and had been 6.3 Bolivares Fuertes per U.S. dollars the exchange rate at which the Company could have had access to the foreign exchange market, the Company would have recorded a translation loss of approximately $ 5.7 million on its year-end consolidated financial statements, considering the non-U.S. dollar denominated monetary assets and liabilities of the Company’s Venezuelan subsidiaries as of that date. Because of the elimination of the SITME, we cannot assure that the foreign exchange rate at which we would have access for settling transactions denominated in U.S. dollars will be 6.3 Bolivares Fuertes per U.S. dollars.

In addition, due to unstable political and economic conditions in Venezuela, the official and parallel exchange rates could continue to devalue significantly. Strong devaluations or changes in accounting rules could impact our results materially and we may have to recognize losses in the future.

For accounting purposes, Venezuela was designated as a highly inflationary economy beginning January 1, 2010 because the three-year cumulative blended inflation rate exceeded 100%. For this reason, as from that date, we are required to account for the operations of our Venezuelan subsidiaries using the functional currency of MercadoLibre, Inc., which is the U.S. dollar, rather than the Bolivares Fuertes as the functional currency. As a consequence, we may experience a decrease in terms of U.S. dollars of our Venezuela revenues and expenses, which would have an adverse impact on our reported results of operations in U.S. dollars.

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

In the past, the performance of the economies of Latin American countries has been affected by each country’s political situation. For example, during its crisis in 2001 and 2002, Argentina experienced social and political turmoil, including civil unrest, riots, looting, protests, strikes and street demonstrations which have resulted in significant changes in its general economic policies and regulations. More recently, the Argentine, Venezuelan and Bolivian administrations have nationalized or announced plans to nationalize certain industries and expropriate certain companies and property, and, in Venezuela, as described above, the administration has imposed exchange controls.

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

Governments in Latin America frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved, among other measures, price controls, currency devaluations, capital controls and limits on imports. Our business, financial condition, results of operations and prospects may be adversely affected by changes in government policies or regulations, including such factors as: exchange rates and exchange control policies; inflation rates; interest rates; tariff and inflation control policies; price control policies; import duties and restrictions; liquidity of domestic capital and lending markets; electricity rationing; tax policies, including royalty, tax increases and retroactive tax claims; and other political, diplomatic, social and economic developments in or affecting the countries where we operate. An eventual reduction of foreign investment in any of the countries where we operate may have a negative impact on such country’s economy, affecting interest rates and the ability of companies such as ours to access financial markets. In addition, our employees in Brazil and some of our employees in Argentina are currently represented by a labor union and employees in other Latin American countries may eventually become unionized. We may incur increased payroll costs and reduced flexibility under labor regulations if unionization in other countries were to occur, any of which may negatively impact our business.

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

In addition, as a result of this economic instability, the Argentine peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future. In August 2008, Standard & Poor’s Inc. downgraded Argentina’s foreign debt rating based upon renewed concerns regarding economic conditions and rising fears of increased inflationary pressures. Such economic turmoil has given rise to significant uncertainties about Argentina’s economic and political future. It is currently unclear whether the economic and political instability experienced over the past several years will continue and it is possible, that despite recent economic growth, Argentina may return to a deeper recession, higher inflation and unemployment and greater social unrest. We conduct significant operations in Argentina, offering both our MercadoLibre Marketplace and MercadoPago online payments solution in Argentina and have our corporate headquarters in that country. Argentina is our second leading revenue producing country. As a result, our business is to a very large extent dependent upon the economic conditions prevalent in Argentina and adverse economic conditions in that country, as well as any other Latin American country in which we operate, could have a material adverse effect on our business, financial condition and results of operations.

Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls.

The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 93.6%, 93.6% and 93.5% of our net revenues for 2012, 2011 and 2010, respectively, have experienced volatility in the past, particularly against the U.S. dollar. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account, or are expected to account, for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to very high inflation initially, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. During 2011 and 2012, the Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios” or “MULC”), which is the only market where exchange transactions may be lawfully made. Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. Recently, Venezuela has changed its exchange control regulations in place that restrict our ability to convert local currency into U.S. dollars, see “Item 1A. Risk Factors – Risk related to doing business in Latin America—Political and economic conditions in Venezuela may have an adverse impact on our operations.”

Our reporting currency is the U.S. dollar but our revenues are generated in the currencies of each country where we operate. Therefore, if the U.S. dollar strengthens relative to these foreign currencies (i.e. the foreign currencies devaluate against the U.S. dollar), the economic value of our revenues in U.S. dollar terms will decline.

We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina, Mexico and Venezuela, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2012, 48.1% of our net revenues were denominated in Brazilian Reais, 23.7% in Argentine Pesos, 14.6% in Venezuelan Bolivares Fuertes, and 7.2% in Mexican Pesos. The foreign currency exchange rates for the full year 2012 relative to 2011 resulted in higher net revenues of approximately $41.6 million and an increase in aggregate cost of net revenues and operating expenses of approximately $30.1 million. The foreign currency exchange rates for the full year 2011 relative to 2010 resulted in lower net revenues of approximately $7.1 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $5.1 million. The abovementioned foreign currency exchange rate effect includes the Venezuelan translation effect discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical accounting policies and estimates — Foreign Currency Translation”. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive, and in addition it is very difficult to perfectly predict or completely eliminate the effects of this exposure.

Exchange controls implemented by the Argentine Government on the acquisition of U.S. dollars and other foreign currencies could have material adverse impact in our operations, business, financial condition and results of operations

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the MULC, which is the only market where exchange transactions may be lawfully made. Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina.

There can be no assurance that the Central Bank of Argentina or other government agencies will not increase such controls or restrictions or make modifications to these regulations or establish more severe restrictions on currency exchange, making payments to foreign creditors or providers, dividend payments to foreign shareholders or require its prior authorization for such purposes. As a result of these exchange controls and restrictions could materially adversely affect the business, financial condition and results of operations of our Argentine subsidiary and could significantly impact our ability to comply our foreign currency obligations, each of which could have a material adverse effect on our Company.

Inflation and certain government measures to curb inflation may have adverse effects on the economies of the countries where we operate, our business and our operations.

Most Latin American countries have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of Latin American countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty over the years in most Latin American countries. The Latin American countries where we operate may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In addition, if any of these countries experience high rates of inflation, particularly in Venezuela, which was determined to be highly inflationary, and in Argentina, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A return to a high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business and results of operations.

Developments in other markets may affect the Latin American countries where we operate, our financial condition and results of operations.

The market value of companies like us may be, to varying degrees, affected by economic and market conditions in other global markets. Although economic conditions vary from country to country, investors’ perceptions of the events occurring in one country may substantially affect capital flows into and securities from issuers in other countries, including Latin American countries. Various Latin American economies have been adversely impacted by the political and economic events that occurred in several emerging economies in recent times, including Mexico in 1994, the collapse of several Asian economies between 1997 and 1998, the economic crisis in Russia in 1998, the Brazilian devaluations in January of 1999 and in 2002, the Argentine crisis of 2001 and the market decline after September 11, 2001. Furthermore, Latin American economies may be affected by events in developed economies which are trading partners or that impact the global economy.

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

Certain stockholders own a significant percentage of our common stock. As of December 31, 2012, eBay owned approximately 8.1 million shares of our common stock (which represents 18.4% of our outstanding common stock as of December 31, 2012). Certain members and certain entities affiliated with members of our management also hold a significant percentage of our common stock. These stockholders retain the power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders. The interests of these stockholders may conflict with, or differ from, the interests of other holders of our common stock. For example, these stockholders could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock, sell revenue-generating assets or inhibit change of control transactions that benefit other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a substantial number of shares of our common stock, they will significantly influence all our corporate decisions and together with other stockholders may be able to effect or inhibit changes in control of our Company.

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

During 2012, the Company paid quarterly dividends on shares of our common stock throughout the year. Although the Company announced its intention to pay regular quarterly dividends on shares of our common stock in the future, we have not established a minimum dividend payment level and our ability to pay dividends in the future may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends, if any, or to grow our dividends over time.

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

Although we are a Delaware corporation, our subsidiaries and most of our assets are located outside of the U.S. Furthermore, most of our directors and officers and some experts named in this report reside outside the U.S. As a result, you may not be able to enforce judgments against us or our directors or officers in U.S. courts judgments based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the U.S. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the U.S. Any enforcement action in a court outside the U.S. will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal administrative, marketing and product development facilities are located in our offices in Bogotá, Colombia; Buenos Aires, Argentina; Santana do Parnaíba, Brazil; Caracas, Venezuela; Mexico City, Mexico; Aguda Park, Uruguay and Palo Alto, California (USA). In 2012 we opened new offices in Aguada Park, Uruguay. Currently, all of our offices are occupied under lease agreements, except for our Argentine and Venezuelan offices. The leases for our facilities provide for renewal options, except for the lease of our offices in California (USA). After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth. The following table shows the location of our offices and centers, and the expiration date of the leases under which they operate.

City and Country	Facility	Address	Approximate Square Meters		Lease Expiration Date
Bogotá, Colombia	TuCarro Colombia operation	Transversal 23 Nº 97-73, Piso 4°, Oficina 405, Bogotá D.C., Colombia	622		January 2014
Bogotá, Colombia	Colombia operation	Transversal 23 Nº 97-73 Oficina 405, piso 4°, Bogotá D.C., Colombia	622	(1)	January 2014
Buenos Aires, Argentina	Corporate headquarters, Argentina operation & Customer service center	Arias 3751 pisos 5°, 6°, 7°, 8°, 9°, Buenos Aires, 1430—Argentina	5,340	(3)	N/A
Buenos Aires, Argentina	Customer service center	Av. Costanera Rafael Obligado y Geronimo Salguero, Buenos Aires, Argentina	1,842	(1)	January 2015
Caracas, Venezuela	Venezuela operation	Planta 6 (nivel 8) Edificio Torre La Castellana, Avenida Eugenio Mendoza y José Ángel Lamas, Urbanización La Castellana, Municipio Chacao del Estado Bolivariano de Miranda	992		N/A
Lithia Springs, Georgia, U.S.A.	SAVVIS Data Center	375 Riverside Parkway Lithia Springs, Georgia 30122,	3.0		February 2013
Mexico City, Mexico	Mexico operation	Félix Cuevas No. 6 Int. 501 Col. Tlacoquemecatl del Valle, Delegación Benito Juarez, CP 03200 Mexico DF., Mexico	562	(1)	May 2016
Sterling, Virginia, U.S.A.	SAVVIS Data Center	45901 Nokes Blvd. Sterling, Virginia 20166	179		February 2013
San Luis, Argentina	Technology Development center	Av. Universitaria s/n, Ciudad de la Punta, San Luis, Argentina	207	(2)	December 2014
Santana do Parnaíba, Brazil	Brazilian Subsidiary main office — Customer service center	Avenida Marte, 489 — Andar Térreo, 1°, 2° andar — Partes A e B Cep 06541-005 — Santana de Parnaíba, São Paulo, Brazil	4,090	(1)	July 2014
Sterling, Virginia, U.S.A.	SAVVIS Data Center	21110 Ridgetop Circle Sterling, Virginia	53		February 2013
Aguada Park, Uruguay	Uruguay operation. Customer service center	Edificio 1, Zona Franca, Pisos 19 y 20, Oficinas 1901 y 2011, Aguada Park, Montevideo, Uruguay	1,672		2022
Mexico City, Mexico	Autoplaza operation	Juan Salvador Agraz N°50 piso 3 Col. Santa Fe, Deleg. Cuajimalpa de Morelos, CP 05300 México D.F.	200	(1)	September 2013
Palo Alto, California, U.S.A.	Research and development center	364 University Ave., 2nd floor, Palo Alto, California, U.S.A.	59		July 2013

(1)	This surface includes the area of the office leased and parking spaces.
(2)	This surface corresponds to the area of the office leased. It does not include any parking spaces.
(3)	In 2008, our Argentine subsidiary invested in a real estate trust. The investment in this trust was approximately of $9.8 million and represented 5,340 square meters divided in five floors of an office building and 70 parking spots under construction in the City of Buenos Aires, Argentina. In February 2011, we moved our office headquarters.

ITEM 3.	LEGAL PROCEEDINGS

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

As of December 31, 2012, our total reserves for proceeding-related contingencies were approximately $2.8 million to cover legal actions against the Company where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

As of December 31, 2012, there were 530 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of December 31, 2012, there were more than 3,114 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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

Litigation

On November 5, 2003, Editora COC Empreendimentos Culturais Ltda., or Editora COC, sued MercadoLivre.com Atividades de Internet Ltda. (or “MercadoLivre”) in the 3rd Civil Court of the County of Bauru, State of São Paulo, Brazil. Editora COC alleged that MercadoLivre and an identified user were both infringing Editora COC’s trademarks as a result of the user’s selling allegedly pirated copies of Editora’s COC CD-ROMs through the Brazilian page of the website, based on Brazilian Industrial Property Law (Law 9,279/96) and the Brazilian Copyright Law (Law 9,610/98). Editora COC sought an order for the search and seizure of products held by the user and enjoining the sale of Editora COC-branded products on MercadoLivre’s platform. An injunction was granted to prohibit the offer of Editora COC’s products on the MercadoLivre’s platform. On September 8, 2005, the court ruled against MercadoLivre and held that it had to pay $3,000 and its co-defendant had to pay $900 in moral damages, plus an amount of material damages to be defined at judgment execution, plus attorneys’ fees in the amount of 10% of the total damages paid by each defendant. On January 13, 2006 MercadoLivre appealed the ruling to the relevant court of appeals. On November, 18, 2010, the appeal was denied by the court of appeals. On December 3, 2010, MercadoLivre filed an appeal with the Superior Court of Appeals, which was also denied. In May 2012, MercadoLivre paid R$10,370 for material damages plus R$19,672 for moral damages and the case was archived in December, 2012.

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued Brazilian subsidiaries companies MercadoLivre and eBazar.com.br Ltda. (or “eBazar”) (together “Brazilian subsidiaries”) in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that the Brazilian subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Brazilian subsidiaries’ website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Brazilian subsidiaries’ platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Brazilian subsidiaries’ appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Brazilian subsidiaries’ non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.5 million against the Brazilian subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Brazilian subsidiaries appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiaries’ non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending on the Superior Court. In the opinion of the Brazilian subsidiaries’ legal counsel, as of December 31, 2012, the amount of $3.5 million was not reserved since, $3.1 was considered remote and $0.4 million was considered reasonably possible but not probable.

On April 6, 2006, Fallms Distribuicão de Fitas Ltda., or Fallms, and 100% Nacional Distribuidora de Fitas Ltda., or 100% Nacional, sued MercadoLivre in the Second Civil Court of Santo Amaro, County of São Paulo, State of São Paulo, Brazil. Fallms and 100% Nacional alleged that MercadoLivre was infringing their intellectual property rights as a result of users selling unauthorized copies of their copyrighted movies through the page of MercadoLivre’s website and by using their trademark “Brasileirinhas” on such copies. Fallms and 100% Nacional sought an order enjoining the sale of Fallms, 100% Nacional and “Brasileirinhas” branded movies on the platform. An injunction was granted to prohibit the offer of Fallms, 100% Nacional and “Brasileirinhas” branded movies in the MercadoLivre’s website. In July, 2007, the judge revoked the preliminary injunction. On the same date, the judge decided that (i) MercadoLivre was not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove that (a) they own the trademark “Brasileirinhas” and copyrights of “Brasileirinhas” branded movies and (b) the alleged infringement of intellectual property rights resulted in an effective copyright violation. On September 5, 2012 the Court of Appeals of the State of São Paulo confirmed the judge’s decision stating that MercadoLivre was not responsible for alleged infringement of intellectual property rights by its users. Fallms did not appeal the decision and therefore the case was archived. In the opinion of the MercadoLivre’s management and its legal counsel the risk of loss is remote.

On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued MercadoLivre in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on MercadoLivre’s platform, and as such MercadoLivre is infringing her intellectual and property rights. Xuxa seeks an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers of copies of this CD and movie was granted to Xuxa. MercadoLivre presented its defense and appealed the injunction, which appeal is still pending. The lower court’s ruling is still pending.

On August 23, 2007, Serasa S.A., (or “Serasa”), sued MercadoLivre in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that MercadoLivre should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering MercadoLivre (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) to prohibit on the website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, MercadoLivre presented the information requested. The Company appealed the preliminary injunction to the State Court of São Paulo and presented the defense on January 7, 2008. Serasa replied to MercadoLivre’s appeal on January 30, 2008. On March 26, 2008, MercadoLivre was summoned with a petition presented by Serasa alleging non-compliance with the injunction. MercadoLivre presented its response on March 31, 2008, arguing that it is in full compliance with the injunction. On August 26, 2008 the State Court of São Paulo lifted the prohibition to allow in the Brazilian website any content related to Serasa as established in the injunction but it was not appealed by the plaintiff. On June 5, 2009 the judge declared that MercadoLivre shall not be held liable for the content posted by its users. Nonetheless, the sentence ordered MercadoLivre to remove certain contents related to the plaintiff. Serasa filed a motion for clarification of that decision, which was rejected by the Judge. In July 2009, Serasa presented an appeal to the higher court. In August 2009 MercadoLivre presented the response to the appeal. The State Court of Appeals’ ruling is still pending.

On November 23, 2007 Botelho Indústria e Distribuição Cinematográfica Ltda., (or “Botelho”), sued MercadoLivre in the Third Civil Court of the City of Rio de Janeiro, State of Rio de Janeiro, Brazil. Botelho alleged that MercadoLivre was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses through the Brazilian website. Botelho seeks an injunction, fines, and compensatory and statutory damages, which was not yet analyzed by the judge. In February 2008, MercadoLivre presented arguments to give the judge support and background to analyze the requested injunction. The Company presented its defense on March 5, 2008. A conciliation and settlement hearing was held on September 29, 2008, but no settlement was reached. On September 19, 2012, the Lower Court Judge ruled in favor of MercadoLivre and dismissed the claims against MercadoLivre. Botelho appealed the decision on December 11, 2012. The Rio de Janeiro State Court of Appeals’ ruling is still pending. In the opinion of the MercadoLivre’s management and its legal counsel the risk of loss is reasonably possible but not probable.

On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, (or “Iglesia Mesianica”), filed a suit against the Company’s Argentine subsidiary, MercadoLibre S.A. (which changed its name legal to MercadoLibre S.R.L.) (or “MercadoLibre”), in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. Iglesia Mesianica alleged in the complaint that MercadoLibre should be held liable as a result of users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of MercadoLibre’s website. Iglesia Mesianica seeks monetary damages in the amount of approximately $95,000. The Company presented its defense in May 2008 and also filed a preliminary objection arguing the lack of jurisdiction of the Civil Court and requested that the case should be heard by a Federal Court instead. Iglesia Mesianica responded to the preliminary objection and the court rejected it in September 2010. On November 30, 2011 the court decided to begin with the evidence stage, and ordered the production of the parties’ evidence. As of the date of this annual report, according to the opinion of external legal counsel of the Company the risk of loss of this case is remote.

On February 22, 2008, Nike International Ltd., (or “Nike”), requested a preliminary injunction against the Company’s Argentine subsidiary DeRemate.com de Argentina S.A. (or “DeRemate”), in the Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike alleged that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted in February 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. DeRemate appealed the decision. In November 2008, the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow on the website of DeRemate any listing related to Nike branded products subject to our requesting certain personal information from users listing those items. On March 25, 2008 Nike sued DeRemate in the same venue, for the same reasons argued in the request preliminary injunction. DeRemate presented its defense on September 11, 2009. The court’s ruling is still pending. As of the date of this report, according to the opinion of external legal counsel of DeRemate the risk of loss in this case is remote.

On July 25, 2008, Nike requested a preliminary injunction against the Argentine subsidiary MercadoLibre in the First Civil and Commercial Federal Court, Argentina. The Company was officially notified on August 14, 2008. Nike requested the injunction alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through MercadoLibre’s website. A preliminary injunction was granted on August 11, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. MercadoLibre appealed the decision on August 22, 2008. On March 23, 2009 the Federal Court of Appeals on Civil and Commercial Matters, lifted the prohibition to allow in the Argentine website any listing related to Nike branded products subject to our requesting certain personal information from users willing to list those items. On May 22, 2009, MercadoLibre was summoned about a lawsuit file by Nike against the Argentine subsidiary in the same venue, for the same reasons argued in the request preliminary injunction. On May 27, 2009 MercadoLibre presented a preliminary objection requesting that Nike deposit as a security bond for costs. The court established that a bond for costs of approximately $3,500 should be deposited by Nike and both parties appealed this amount which was confirmed by the same Federal Court of Appeals. MercadoLibre presented its defense on April 21, 2010. As of the date of this report, according to the opinion of external legal counsel of MercadoLibre the risk of loss in this case is remote.

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries in the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On May 28, 2012, the Plaintiff filed an appeal related to the injunction relief to the State Court of Appeals and the Brazilian subsidiaries presented their defense on August 16, 2012. The Superior court’s ruling is still pending. In September 2012, The Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages. The Brazilian subsidiaries will present their defense. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLivre website. On June 26, 2009 the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court, which was not granted. On September 29, 2009 MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. The decision on the appeal is still pending. In the opinion of MercadoLivre’s management and its legal counsel the risk of loss is reasonably possible.

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should improve its customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, MercadoLivre was summoned for the lawsuit. On March 1, 2012 MercadoLivre presented its defense. On August 29, 2012 conciliatory hearing was taken, but no agreement was reached. On October 22, 2012, the Lower Court Judges ruled in favor of MercadoLivre and dismissed the claim against MercadoLivre. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. In the opinion of the MercadoLivre’s management and its legal counsel the risk of loss is remote.

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 10.4 million or $5.1 million, according to the exchange rate at December 31, 2012, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. The 8th Public Treasury Court of the County of São Paulo ruling is still pending.

In June 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.3 million according to the exchange rate as of December 31, 2012. On July 27, 2012 the Company presented administrative defenses against the authorities’ claim. The São Paulo tax authorities ruling is still pending.

In January 2005 the Brazilian subsidiary moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to these periods. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for these claims from 2005 through 2010.

On September 2, 2011, the Brazilian Federal tax authority asserted taxes and fines against MercadoLivre relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $2.5 million, according to the exchange rate at December 31, 2012. On September 30, 2011 MercadoLivre presented administrative defenses against the authorities’ claim and on July 25, 2012 it was reduced to R$1.5 million or $ 0.7 million, according to the exchange rate as of December 31, 2012. On August 24, 2012 MercadoLivre presented its appeal to the Board of Tax Appeals (CARF)—Conselho Administrativo de Recursos Fiscais against the tax authorities’ claims. The decision on the appeal is still pending. MercadoLivre’s management and its legal counsel believe that the risk of loss is remote, and as a result, MercadoLivre has not reserved any provisions for this claim.

On August 23, 2012, the tax authority of the City of Buenos Aires, Argentina has asserted taxes and fines against MercadoLibre, relating to the Sales Tax for the period 2007-2011 in an approximate amount of AR$3.45 million or $0.7 million, according to the exchange rate as of December 31, 2012. On September 13, 2011 the Company presented administrative recourses against the tax authorities’ claim. The Company’s management and its legal counsel believe that the risk of loss is possible, and as a result, the Company has not reserved any provisions for this claim.

On September 1, 2010, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support. On November 17, 2010, the Judge of the first instance court granted an injunction against the Brazilian subsidiary imposing the obligation to provide customer service over telephone means within 60 days with a penalty of approximately $65,000 per day of non-compliance. On April 8, 2011, the Company was summoned of the lawsuit and the injunction. On April 14, 2011, the Company presented recourse to the lower court; even though, the injunction was not lifted, an extension of 30 days was granted, and the non-compliance fine would not start running until July 11, 2011. On April 20, 2011 the Company presented an appeal and requested to suspend the effects of the injunction issued by the lower court until the appeal is decided by State Court of Appeals which was granted on May 4, 2011. On November 29, 2011, the state prosecutor signed an agreement with the Brazilian subsidiary and presented a motion for dismissal of the case. On January 16, 2012, Instituto Barãos de Mauá de Defesa de Vitimas e Consumidores contra Entes Poluidores e Maus Fornecedores or The Instituto Barão de Mauá, a consumer protection entity which had joined the case as a co-plaintiff, presented a petition manifesting its partial disagreement with the commitments assumed by the Company. On March 22, 2012, the Lower Court Judge ruled in favor of the agreement and dismissed the claim against the Company. The Instituto Barão de Mauá did not appeal the decision, therefore the case is closed.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2012, the closing price of our common stock was $78.55 per share. As of February 25, 2013, we had approximately 21 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Market:

	High	Low
2011:
1st quarter	$82.03	$64.25
2nd quarter	$92.73	$73.35
3rd quarter	$85.70	$52.05
4th quarter	$95.48	$48.30
2012:
1st quarter	$104.50	$77.48
2nd quarter	$101.72	$65.57
3rd quarter	$90.91	$64.18
4th quarter	$92.67	$69.73

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2012.

Dividend Policy

In each of February, May, August and October of 2011, our Board of Directors declared quarterly cash dividends of $3.5 million or $0.08 per share on our outstanding shares of common stock. The dividends were payable on April 15, July 15, October 15, 2011 and January 17, 2012 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 30, 2011, respectively.

In each of February, May, August and October of 2012, our Board of Directors declared quarterly cash dividends of $4.8 million (or $0.109 per share on our outstanding shares of common stock). The dividends were paid on April 16, July 16, October 15, 2012 and January 17, 2013 to stockholders of record as of the close of business on March 30, June 29, September 28, and December 31, 2012.

On February 22, 2013, our board of directors declared a quarterly cash dividend of $6.3 million (or $0.143 per share on our outstanding shares of common stock) on our outstanding shares of common stock. The dividend is payable on April 15, 2013 to stockholders of record as of the close of business on March 29, 2013.

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

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2012 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on August 10, 2007 (the first day of trading of our common stock on the Nasdaq Stock Exchange) through December 31, 2012 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance.

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

	Year ended December 31,
(in millions)	2012	2011	2010	2009	2008 (1)
Statement of income data:
Net revenues	$373.6	$298.9	216.7	172.8	$137.0
Cost of net revenues	(98.1)	(72.1)	(46.5)	(36.0)	(27.5)

Gross profit	275.5	226.9	170.2	136.9	109.5
Operating expenses:
Product and technology development	(28.6)	(23.3)	(15.9)	(12.1)	(7.3)
Sales and marketing	(72.0)	(65.0)	(48.9)	(42.9)	(40.0)
General and administrative	(45.2)	(38.8)	(30.8)	(25.8)	(22.8)
Compensation cost related to acquisitions	—	—	—	—	(1.9)

	Year ended December 31,
(in millions)	2012	2011	2010	2009	2008 (1)
Total operating expenses	(145.9)	(127.1)	(95.6)	(80.9)	(72.0)

Income from operations	129.6	99.8	74.6	56.0	37.5
Other income (expenses):
Interest income and other financial gains	11.9	9.9	4.9	2.7	1.8
Interest expense and other financial charges	(1.1)	(3.6)	(7.6)	(13.4)	(8.4)
Foreign currency (loss) gains	—	2.4	(0.1)	(2.7)	(1.5)
Other income (expenses), net	(0.2)	0.1	—	—	0.1

Net income before income and asset tax expense	140.2	108.5	71.9	42.7	29.4
Income and asset tax expense	(38.9)	(31.7)	(15.8)	(9.5)	(10.6)

Net income	101.3	76.8	56.0	33.2	18.8

Less: Net Income attributable to Noncontrolling	0.1	—	—	—	—

Net income available to common stockholders	$101.2	$76.8	$56.0	$33.2	$18.8

The table above may not total due to rounding.

	At December 31,
(in millions)	2012	2011	2010	2009	2008 (1)
Balance sheet data:
Total assets	$478.7	$355.9	$269.7	$182.6	$156.7
Long term debt	0.1	0.1	0.2	—	3.1
Total liabilities	184.9	132.8	98.0	68.4	63.3
Net assets	293.8	223.1	171.7	114.2	93.4
Redeemable Noncontrolling Interest	4.0	4.0	—	—	—
Common stock	0.1	0.1	0.1	0.1	0.1
Equity	289.8	219.2	171.7	114.2	93.4
Cash dividend declared per common share	$0.436	$0.32	$—	$—	$—

	Year Ended December 31,
	2012	2011	2010	2009	2008
Earnings per share data:
Basic net income available to common stockholders per common share	$2.30	$1.73	$1.27	$0.75	$0.43
Diluted net income per common share	$2.30	$1.73	$1.27	$0.75	$0.42
Weighted average shares(2):
Basic	44,147,861	44,138,397	44,124,018	44,086,892	44,239,443
Diluted	44,149,838	44,151,437	44,146,858	44,144,368	44,348,950

(1)	Includes the acquisition of DeRemate.com.
(2)	Shares outstanding at December 31, 2012 were 44,150,920.

	Year ended December 31,
(in millions)	2012	2011	2010	2009	2008
Other data:
Number of confirmed registered users at end of period (1)	81.5	65.8	52.9	42.6	33.7
Number of confirmed new registered users during period (2)	15.6	12.9	10.3	8.9	8.8
Gross merchandise volume (3)	$5,703.9	$4,820.1	$3,405.9	$2,750.7	$2,078.9
Number of successful items sold (4)	67.4	52.8	39.2	29.5	21.1
Total payment volume (5)	$1,786.7	$1,311.9	$697.5	$382.5	$255.9
Total payment transactions (6)	23.5	14.3	6.7	3.1	1.9
Capital expenditures	$18.1	$24.7	$13.6	$4.8	$5.0
Depreciation and amortization	$8.9	$7.3	$4.9	$3.9	$3.3

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration. As of December 31, 2008 the number of confirmed new registered users includes 2.2 million coming from the DeRemate integration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.

Non-GAAP Measures of Financial Performance

To supplement the Company’s consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP), MercadoLibre monitors free cash flows as a non-GAAP measure of certain components of financial performance.

This non-GAAP measures is not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with MercadoLibre’s results of operations as determined in accordance with GAAP. This measure should only be used to evaluate MercadoLibre’s results of operations in conjunction with the corresponding GAAP measures.

Reconciliation to the nearest GAAP measure can be found in the table included below, in this section.

Non-GAAP measures are provided to enhance investors’ overall understanding of the Company’s current financial performance and the Company’s prospects for the future. Specifically, we believe the non-GAAP measure provide useful information to both management and investors by excluding payment for the acquisition of property, equipment, intangible assets and businesses net of cash acquired, that may not be indicative of its core operating results and business outlook. In addition, because we report Free Cash Flows on our earnings release, we believe that the inclusion of this non-GAAP measure provides consistency in our financial reporting.

Free cash flow represents cash from operating activities less payment for the acquisition of property, equipment and intangible assets and businesses net of cash acquired. MercadoLibre considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of property, and equipment, of intangible assets and of businesses net of cash acquired, which can then be used to, among other things, invest in MercadoLibre’s business, make strategic acquisitions, and repurchase stock. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in the Company’s cash balance for the year.

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Year Ended December 31,
	2012	2011	2010
Net cash provided by Operating activities	$139,891,389	$89,425,631	$67,896,453
Less:
Payment for the acquisition of intangible assets	(1,390,654)	(280,706)	(416,450)
Payment for the acquisition of property and equipment	(16,747,746)	(18,924,161)	(13,214,043)
Payment for businesses acquired, net of cash acquired	—	(5,468,180)	—

Free Cash Flows	$121,752,989	$64,752,584	$54,265,960

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the years ended December 31, 2010, 2011, and 2012;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) hosts the largest e-commerce platform in Latin America located at www.mercadolibre.com, which is focused on enabling e-commerce and its related services. Our services are designed to provide our users with mechanisms for buying, selling, paying, collecting, generating leads and comparing listings via e-commerce transactions in an effective and efficient manner. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views during 2012. Additionally, we operate e-commerce platforms in the Dominican Republic, Panama and Portugal.

Through our e-commerce platform, we provide buyers and sellers with a robust e-commerce environment that fosters the development of a large and growing e-commerce community in Latin America, a region with a population of over 584 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

We offer our users an eco-system of four related e-commerce services: the MercadoLibre Marketplace, the MercadoPago payments solution, the MercadoClics advertising solution and the MercadoShops on-line stores solution.

The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly e-commerce service. This service permits both businesses and individuals to list items and conduct their sales and purchases online in either a fixed-price or auction-based format. Additionally, through online classified listings, our registered users can list and purchase motor vehicles, vessels, aircraft, real estate and services. Any Internet user can browse through the various products and services that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services.

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

We were incorporated in Delaware in October 1999 and introduced web sites in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Venezuela by April 2000. In order to build a critical mass of users, we initially offered our services free of charge in all of these markets.

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

In August 2007, we completed our initial public offering through which 16,077,185 shares of our common stock were sold at a initial public offering price of $18.00 per share less an underwriting discount of 4.5%. Out of that total, 2,608,696 shares of common stock were sold by us and 13,468,489 were sold by selling shareholders. We, along with certain shareholders, granted to the underwriters an option, exercisable for 30 days from August 9, 2007, to purchase up to 2,411,577 additional shares at the public offering price less the underwriting discount. The option was exercised in full, and of that total, an additional 391,304 shares were sold by us and 2,020,273 were sold by the selling shareholders.

In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of vehicles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. On the acquisition date, we paid $19 million subject to certain escrows and working capital adjustment clauses. On June 27, 2008, the Company released to the former CMG shareholders $1.9 millions in full satisfaction of the management escrow. On January 22, 2009, we released the escrow balance of $1.1 million to the sellers of CMG.

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

In September 2011, the Company acquired 60% of outstanding membership interest of Autopark LLC, a limited liability company organized under the laws of Delaware with 100% ownership of AP Clasificados, an online classified advertisements platform in Mexico primarily dedicated to the sale of vehicles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx. The aggregate purchase price paid in cash was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business.

Reporting Segments

Our segment reporting is based on geographic areas, which is the current criteria we are using to evaluate our segment performance. Our geography segments include Brazil, Argentina, Mexico, Venezuela and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).

In addition, we operate a real estate classifieds platform that covers some areas of Florida in the United States, the operations of which are included in our segment for “other countries”.

For 2012, our net revenues were $373.6 million. Of those net revenues, approximately 48.1% was attributable to our Brazilian businesses, 23.7% to our Argentine businesses, 14.6% to our Venezuelan businesses, 7.2% to our Mexican businesses and 6.4% to our businesses in other countries. Although we discuss long-term trends in our business, it is our policy to not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our Company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short term tactics to grow stronger than us.

Description of line items

Net revenues

We recognize net revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).

We offer three listing types of up-front fees for three different combinations of placement and features. Up-front fees are charged at the time the listing is uploaded onto our platform and are not subject to successful sale of the items listed. Since the third quarter of 2009, revenues for the MercadoLibre Marketplace transactions are now generated by:

•	up-front fees (including classifieds revenues);

•	final value fees; and

•	online advertising fees.

Since the third quarter of 2010, we have offered payment processing through our MercadoPago solution at no added cost in Brazil and Argentina. On April 15, 2011 and November 10, 2011, we launched a new and improved version of our MercadoPago payments platform that may be used for all our marketplace transactions in Mexico and Venezuela, respectively. We also made offering MercadoPago mandatory in our Mexican, and recently in our Venezuelan, marketplace listings (with the exception of free listings). This change in pricing results, with respect to marketplace transactions, in our no longer charging our users a specific fee for processing on-platform payments as we did in the past. When more than one service is included in one single arrangement with the customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

We continue generating payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions charged to sellers for the use of the MercadoPago platform with respect to transactions that occur outside of our marketplace platform;

•	revenues from a financial charge when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur on or off of our marketplace platform.

Prior to the third quarter of 2009, we used to generate revenues from the MercadoLibre Marketplace transactions from:

•	listing fees (including classifieds revenues);

•	optional feature fees;

•	final value fees; and

•	on-line advertising fees.

During the third quarter of 2009, we modified our pricing structure by replacing our previous listing fees and optional feature fees with consolidated up-front fees which bundle these features, as discussed above.

The following table sets forth the percentage of consolidated net revenues by country for each of 2012, 2011 and 2010:

	Year Ended December 31,
(% of total consolidated net revenues)	2012	2011	2010
Brazil	48.1%	55.5%	56.7%
Argentina	23.7	19.0	18.4
Venezuela	14.6	11.6	9.6
Mexico	7.2	7.5	8.8
Other Countries	6.4	6.4	6.5

(*)	The table above may not total due to rounding.

The following table summarizes the changes in net revenues for the years ended December 31, 2010, 2011 and 2012:

	Year Ended		Change from 2011 to		Year Ended		Change from 2010 to
	December 31,		2012 (*)		December 31,		2011 (*)
	2012	2011	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$179.6	$165.9	$13.7	8.3%	$165.9	$122.8	$43.1	35.1%
Argentina	88.5	56.7	31.8	56.1%	56.7	39.9	16.8	42.2%
Venezuela	54.7	34.8	19.8	57.0%	34.8	20.9	13.9	66.8%
Mexico	27.0	22.3	4.7	21.2%	22.3	19.0	3.3	17.5%
Other Countries	23.8	19.2	4.6	23.8%	19.2	14.2	5.0	35.6%

Total Net Revenues	$373.6	$298.9	$74.7	25.0%	$298.9	$216.7	$82.2	37.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2012, 2011 and 2010, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in 13 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the local currency, except for Venezuela whose functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See “Critical accounting policies and estimates — Foreign Currency Translation” included in this report. Therefore, our net revenues are generated in multiple foreign currencies and then translated into US dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as costs of net revenues. These taxes represented 6.0%, 7.2% and 6.9% of net revenues for 2012, 2011 and 2010, respectively.

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

Sales and marketing expenses

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, chargebacks, bad debt charges, the salaries of employees involved in these activities, public relations costs, marketing activities for our users and depreciation and amortization costs.

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

The following table summarizes the composition of our income/asset taxes for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31,
(in millions)	2012	2011	2010
Current:
Foreign	$39.4	$29.8	$22.2
Deferred:
Federal	1.0	2.1	0.4
Foreign	(1.6)	(0.3)	(6.8)

	(0.6)	1.8	(6.4)

	38.8	31.6	15.8

Asset Tax:
Foreign	0.1	0.0	0.0

expense	$38.9	$31.7	$15.8

Seasonality

The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2012
Net Revenues	$83,736,006	$88,844,059	$97,266,784	$103,754,645
Gross profit	62,639,709	64,951,178	71,573,179	76,351,784
Net Income	19,637,038	25,394,824	26,067,897	30,246,388
Net Income per share-basic	0.45	0.57	0.59	0.69
Net Income per share-diluted	0.45	0.57	0.59	0.69
Weighted average shares
Basic	44,142,076	44,147,999	44,150,387	44,150,920
Diluted	44,147,796	44,152,133	44,157,321	44,152,895
2011
Net Revenues	$61,459,668	$69,378,160	$81,628,144	$86,465,653
Gross profit	47,127,964	52,439,042	61,567,671	65,741,114
Net Income	14,057,634	14,820,826	26,296,449	21,621,431
Net Income per share-basic	0.32	0.34	0.60	0.47
Net Income per share-diluted	0.32	0.34	0.60	0.47
Weighted average shares
Basic	44,131,383	44,138,105	44,141,925	44,142,020
Diluted	44,147,667	44,152,296	44,151,218	44,152,658
2010
Net Revenues	$45,937,774	$52,510,331	$55,951,378	$62,316,230
Gross profit	36,044,723	41,098,770	44,500,459	48,521,916
Net Income	9,620,601	11,673,962	18,790,963	15,939,493
Net Income per share-basic	0.22	0.26	0.43	0.36
Net Income per share-diluted	0.22	0.26	0.43	0.36
Weighted average shares
Basic	44,113,595	44,121,087	44,129,762	44,131,376
Diluted	44,149,700	44,145,255	44,151,367	44,151,762

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

Until September 30, 2009, our Venezuelan subsidiaries assets, liabilities, income and expenses were translated at the official Venezuelan exchange rate of 2.15 “Bolivares Fuertes” per U.S. dollar.

In the fourth quarter of 2009, we began to use the parallel exchange rate (as described below) rather than the official exchange rate to translate our Venezuelan financial statements. The following facts and circumstances have been considered in our analysis of the applicable exchange rate:

•	At the date we changed the translation exchange rate (and as of the date of this report), we have not obtained dividends remittances at the official exchange rate (and we have not at the date of this report);

•	The industry in which we operate may not influence our ability to access to the official exchange rate;

•	The CADIVI volume of approvals of the use of the Official Rate was down 50% on a year-to-year basis as of July 2009; and

•	CADIVI has not only delayed approvals but also removed many items from priority lists (current priorities appear to be food and medicine) causing delays in the repatriation of dividends for many companies.

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

Until May 13, 2010, the only way by which U.S. dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the Venezuelan government that were denominated in US dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through CADIVI. Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities have used the “parallel” market to exchange currency because, as previously mentioned, CADIVI has typically failed to approve in a timely manner the exchange of currency requested by such entities. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy U.S. dollars and accordingly we used the parallel average exchange rate to re-measure those foreign currency transactions.

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

As a consequence, commencing on June 9, 2010, we have transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 “Bolivares Fuertes” per U.S. dollar as of June 9, 2010.

For the period beginning on May 14, 2010 and ended on June 8, 2010 (during which there was no open foreign currency markets), we applied U.S. GAAP guidelines, which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used.

Accordingly, the June 9, 2010 exchange rate published by the VCB has been used to re-measure transactions during the above-mentioned period.

During 2010 and previous years we were able to obtain U.S. dollars using alternative mechanisms other than the CADIVI. These dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. As a result, during 2010, lack of CADIVI approval did not restrict our ability to distribute the full amount of our retained earnings as dividends related to fiscal years 2008 ($0.8 million), and 2009 ($1.8 million). In addition, during 2011, our Venezuelan subsidiaries distributed dividends of a $4.2 million, related to earnings for fiscal year 2010, using existing cash balances held in the U.S. bank accounts of our Venezuelan subsidiaries. No dividends were declared during the year ended December 31, 2012.

The following table sets forth net revenues for the years ended December 31, 2012, 2011 and 2010 and assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2012 and 2011:

	For the year ended December 31,
	2012	2011	2010
Venezuelan operations
Net Revenues	$54,676,170	$34,828,878	$20,885,541

	As of December 31,
	2012	2011
Assets	62,938,728	31,074,871
Liabilities	(22,652,965)	(10,414,881)

Net Assets	$40,285,763	$20,659,990

Net assets as of December 31, 2012 and 2011 of our Venezuelan operations amounted to approximately 13.9% and 9.3%, respectively, of our consolidated net assets. Cash and investments as of December 31, 2012 and 2011 of our Venezuelan operations held in local currency in Venezuela amounted to approximately 15.5% and 7.6%, respectively, of our consolidated cash and investments.

On June 2, 2011, our Venezuelan subsidiary acquired an office property containing 992 square meters in a building located in Caracas, Venezuela for approximately $6.6 million. The Company funded the purchase price through working capital.

On February 8, 2013, the Government of Venezuela, through the Foreign Exchange Agreement No. 14, has devaluated as from February 9, 2013, the official exchange rate from 4.3 to 6.3 Bolivares Fuertes per U.S. dollars. The devaluation did not have an effect on the 2012 consolidated financial statements; however, the devaluation will require remeasurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013.

In addition, on February 8, 2013, the Government of Venezuela, through Decree No. 9381 (the “Decree”) has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), a committee that will have the authority to design, plan and execute foreign exchange policies. At the date of this consolidated financial statements, the Committee created by the Decree, is under the process of being designated.

Finally, on February 9, 2013, the Central Bank of Venezuela has eliminated the SITME, which was former system that the Company’s Venezuelan subsidiaries had for accessing to the foreign exchange market described in Note 2 “Summary of significant accounting policies—Venezuelan currency status”. Had the devaluation occurred on December 31, 2012, and had been 6.3 Bolivares Fuertes per U.S. dollars the exchange rate at which the Company could have had access to the foreign exchange market, the Company would have recorded a translation loss of approximately $ 5.7 million on its year-end consolidated financial statements, considering the non-U.S. dollar denominated monetary assets and liabilities of the Company’s Venezuelan subsidiaries as of that date.

Despite the increasing restrictions on the ability of our Venezuelan subsidiaries to obtain U.S. dollars for the purpose of distributing dividends to us or our other subsidiaries, we do not expect that the current restrictions, will have a material adverse effect on our business plans, in Venezuela or on our overall business, financial condition and results of operations.

Impairment of long-lived assets and goodwill

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of a long-lived asset to its undiscounted future net cash flows expected to be generated by such asset. If such asset is considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

If the carrying amount of the reporting unit exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods and management’s assessment of each reporting unit’s fair value materially exceeds its carrying value.

Goodwill and certain indefinite life trademarks are reviewed for impairment at each year-end or more frequently when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting units carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The Company adopted the new guidance to test goodwill and intangible assets with indefinite useful life and, as a consequence, we may perform a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit or such intangible assets are less than their carrying amount, the fair-value based test is applied. For the year ended December 31, 2012, based on the quantitative assessment, the Company determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives are greater than their carrying amount.

For the year ended December 31, 2012, the fair values of the reporting units and the intangible assets with indefinite useful lives were estimated using a combination of the income or discounted cash flows approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 10% to 18%. The average discount rate used for 2012 was 11.4%. That rate reflected the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis includes a business to e-commerce rate, which represents the growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in the Company’s market share.

If the carrying amount of any given reporting unit or any intangible asset with indefinite useful life exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods included in the financial statements set forth in Item 8 and management’s assessment of each reporting unit fair value materially exceeds its carrying value.

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

Allowance for doubtful accounts and provision for chargebacks

We are exposed to losses due to uncollectible accounts and credits to sellers. Allowances for these items represent our estimate of future losses based on our historical experience. The allowance for doubtful accounts and for chargebacks is recorded as a charge to sales and marketing expenses. Historically, our actual losses have been consistent with provisions. In addition, we write-off acounts receivable when it becomes 181 days overdue. However, future adverse changes to our historical experience for doubtful accounts and chargebacks could have a material impact on our future consolidated statements of income and cash flows. We are also exposed to losses due to credit card fraud and other payment misuse. Provisions for these items represent our estimate of actual losses based on our historical experience, as well as economic conditions.

We believe that the estimates related to allowance for doubtful accounts and provision for chargebacks are critical accounting estimates since it requires management to make assumptions about future collections and credit analysis. Our management’s assumptions about future collections require significant judgment.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Business—Legal Proceedings,” and in Note 15 to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2012, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2012 and 2011:

	Year Ended		Year Ended
	December 31,		December 31,
Deferred tax assets	2012	in %	2011	in %
	(in millions, except percentages)		(in millions, except percentages)
DeRemate.com acquisitions	$3.5	17.1%	$3.3	18.0%
Brazilian operations	4.8	23.7%	4.8	25.7%
Foreign tax credits & others domestic deferred tax assets	2.7	13.5%	3.3	17.6%
Operations in others countries	1.5	7.4%	1.3	7.1%
Mexican operations	1.2	5.8%	1.0	5.5%
Venezuelan operations	1.9	9.2%	1.4	7.5%
Argentine operations	4.7	23.2%	3.4	18.6%

Total	$20.1	100%	$18.5	100%

(*)	Percentages have been calculated using the whole figures instead of rounding figures.

The table above may not total due to rounding.

At December 31, 2012, our deferred tax assets are comprised mainly of liabilities, allowance for doubtful accounts, tax loss carryforwards and foreign tax credits representing 37.3%, 29.3%, 18.1% and 12.0%, respectively of the total deferred tax assets. At December 31, 2011, our deferred tax assets are comprised mainly of tax loss carryforwards and foreign tax credits representing 23.6% and 16.0%, respectively of the total deferred tax assets.

The following table summarizes the composition of our loss carryforwards for the years ended December 31, 2012 and 2011:

	Year Ended		Year Ended
	December 31,		December 31,
Loss carryforwards	2012	in % (*)	2011	in % (*)
	(in millions, except percentages)		(in millions, except percentages)
DeRemate.com acquisitions	$0.2	5.9%	$0.4	8.9%
Brazilian operations	2.1	59.4%	2.6	59.4%
Mexican operations	0.8	23.8%	0.8	18.4%
Domestic loss carry forwards	0.0	1.2%	0.1	1.4%
Chilean operations	0.3	7.3%	0.5	10.8%
Operations in others countries	0.1	2.4%	0.0	1.1%

Total	$3.5	100%	$4.4	100%

(*)	Percentages have been calculated using the whole figures instead of rounding figures.

The table above may not total due to rounding.

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.

At December 31, 2012 and 2011, our valuation allowance amounted to $3.2 million and $2.9 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2012 and 2011:

	Year Ended		Year Ended
	December 31,		December 31,
Valuation Allowance	2012	in % (*)	2011	in % (*)
	(in millions, except percentages)		(in millions, except percentages)
DeRemate.com acquisitions	$0.3	9.7%	$0.5	18.0%
Operations in others countries	2.9	90.3%	2.4	82.0%

Total	$3.2	100%	$2.9	100%

(*)	Percentages have been calculated using the whole figures instead of rounding figures.

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

During the year ended December 31, 2012, we have reduced $0.2 million related to valuation allowance of certain subsidiaries, acquired in 2008. In addition, during that same year, we increased our valuation allowance in our Argentine operation by $0.6 million as a consequence of our assessment of the recoverability of certain deferred tax assets in such jurisdiction.

During the year ended December 31, 2011, we have reversed $2.0 million related to certain valuation allowance in one of our Brazilian subsidiaries, acquired in 2001, as a consequence of a business reorganization in that country, The reversal of the tax valuation allowance was based on the assessment that it is more likely than not that the deferred tax asset will be realized.

During the year ended December 31, 2010, the Company has reversed $4.6 million related to certain Brazilian valuation allowances as a consequence of a business reorganization in that country, The reversal of the tax valuation allowance was based on the assessment that it is more likely than not that the deferred tax asset will be realized.

As of December 31, 2012, there are $137.8 million of non-U.S. subsidiaries’ undistributed earnings. In determining the amount of non-U.S. subsidiaries’ undistributed earnings, we do not consider a portion of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2012 to be subject to U.S. federal income taxes because our strategy is to reinvest our undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. federal income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The following table sets forth the blended tax rates for 2012, 2011 and 2010:

	Year ended December 31,
(in millions, except percentages)	2012	2011	2010
Income and asset tax expense	$(38.9)	$(31.7)	$(15.8)

As a percentage of income before income and asset tax	27.7%	29.2%	22.0%

Our effective income tax rates for the years ended December 31, 2012, 2011 and 2010, are 28.1%. 27.5% and 30.8%, respectively. Historically, these provisions have adequately provided for our actual income tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles.

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

The total compensation cost of the 2008 LTRP amounts to approximately $1.6 million, including cash and shares. The 21,591 shares to be issued in the four years of the 2008 LTRP were valued at the grant-date fair market value of $36.80 per share.

On July 15, 2009, June 25, 2010, August 1, 2011 and June 5, 2012, the Board of Directors, upon the recommendation of the Compensation Committee approved the 2009, the 2010, the 2011 and the 2012 employee retention programs (“the 2009, 2010, 2011 and 2012 LTRP”), respectively. The awards under the 2009, 2010, 2011 and 2012 LTRP are fully payable in cash in addition to the annual salary and bonus of each employee.

The 2009, 2010, 2011 and 2012 LTRP will be paid in 8 equal annual installments (12.5% each) commencing on March 31, 2010, March 31, 2011, March 31, 2012 and March 31, 2013, respectively. Each quota is calculated as follows:

•	6.25% of the amount will be calculated in nominal terms (“the nominal basis share”),

•	6.25% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2008, 2009, 2010 and 2011 for the 2009, 2010, 2011 and 2012 LTRP, respectively. The average closing stock price for the 2009, 2010, 2011 and 2012 LTRP was $13.81, $45.75, $65.41 and $77.77, respectively (“the variable share”).

All 2009, 2010, 2011 and 2012 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to be still employed in the Company at the payment date.

The variable share compensation cost of the 2009, 2010, 2011 and 2012 LTRP are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. The 2009, 2010, 2011 and 2012 LTRP nominal basis share are recognized in straight line bases using the equal annual accrual method.

The following tables summarize the 2008 LTRP and the 2009, 2010, 2011 and 2012 accrued compensation expense for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
LTRP 2008	$20,595	$98,451	$246,357
LTRP 2009	587,106	1,457,838	1,675,185
LTRP 2010	1,006,740	1,330,238	1,657,952
LTRP 2011	1,236,275	1,519,760	—
LTRP 2012	1,603,142	—	—

	$4,453,858	$4,406,287	$3,579,494

On June 25, 2010, our Board of Directors, upon the recommendation of the compensation committee of our board, adopted the 2010 Director Compensation Program (the “2010 Director Plan”) for outside directors. Under the terms of the 2010 Director Plan, starting in 2011, each outside director is entitled to receive the following compensation for services provided as a director of the Company:

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

Under the terms of the 2010 Director Plan, each outside director received or will receive an annual fee for services provided to the Company for the periods from June 10, 2010 through June 9, 2011, from June 10, 2011 through June 9, 2012 and from June 10, 2012 through June 9, 2013, payable as follows: (a) a non-adjustable board service award (“Non-Adjustable Board Service Award”) which means a fixed cash payment of $32,436, 37,703 and $43,826, respectively and (b) an Adjustable Award (the “Adjustable Award”) which means a fixed cash amount of $43,248, $50,271 and $58,435, respectively, multiplied by the average closing sale price of the Company’s common stock during the last 30-trading day period as of the date of the next annual meeting of stockholders divided by the average closing sale price of the Company’s common stock during the last 30-trading day period as of the date of the prior year’s annual meeting of stockholders. The 2010 Director Plan also included a Non-Adjustable Chairman Service Award for services provided to the Company for such periods. Under the terms of the 2010 Director Plan, the Chairman of the Company’s Audit Committee, of the Compensation Committee, of the Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to the existing director compensation for the period from June 10, 2010 through June 9, 2011 equal $16,218, $12,974, $5,406 and $10,812, respectively. For the period from June 9, 2011 through June 9, 2012 the Non-Adjustable Chairman Service Award amounted to $18,852, $15,081, $6,284 and $12,568, respectively. For the period from June 9, 2012 through June 9, 2013 the Non-Adjustable Chairman Service Award amounted to $21,913, $17,531, $7,304 and $14,609, respectively.

The total accrued compensation cost for the Plan for the years ended December 31, 2012, 2011 and 2010 was the following:

	Year ended December 31,
	2012	2011	2010
Chairman Fee	$57,680	$49,471	$43,915
Adjustable Award	282,703	344,427	201,351
Non-adjustable Award	242,179	176,682	156,841

	$582,562	$570,580	$402,107.

Stock option awards granted under the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “1999 Plan”) are at the discretion of the Company’s Board of Directors and may be in the form of either incentive or nonqualified stock options. Outstanding options granted under the 1999 Plan generally vest over a four year period and expire ten years after the date of grant. As of December 31, 2012, there were 270,099 shares of common stock available for additional awards under the 1999 Plan.

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

Stock-based compensation expense related to stock options for the years ended December 31, 2012, 2011 and 2010 was $nil, $nil and $244, respectively. Stock-based compensation expense is based on the estimated portion of the awards that are expected to vest.

As of December 31, 2012, all stock-based compensation expense related to stock options has been recognized.

No stock options were granted during the period from January 1, 2007 to December 31, 2012.

Recent accounting pronouncements

On February 2013, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standard Update No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company will adopt this pronouncement as from fiscal year beginning January 1, 2013. Management estimates that the implementation of the new accounting guidance will not have significant effect on the Company’s financial statements.

Results of operations

The following table sets forth, for the periods presented, certain data from our consolidated statement of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

	Year Ended December 31,
(In millions)	2012	2011	2010
Net revenues	$373.6	$298.9	$216.7
Cost of net revenues	(98.1)	(72.1)	(46.5)

Gross profit	275.5	226.9	170.2
Operating expenses:
Product and technology development	(28.6)	(23.3)	(15.9)
Sales and marketing	(72.0)	(65.0)	(48.9)
General and administrative	(45.2)	(38.8)	(30.8)

Total operating expenses	(145.9)	(127.1)	(95.6)

Income from operations	129.7	99.8	74.6

Other income (expenses):
Interest income and other financial gains	11.9	9.9	4.9
Interest expense and other financial charges	(1.1)	(3.6)	(7.6)
Foreign currency gains / losses	0.0	2.4	(0.1)
Other income (expenses), net	(0.2)	0.1	—

Net income before income / asset tax expense	140.2	108.5	71.9

Income / asset tax expense	(38.9)	(31.7)	(15.8)

Net income	$101.3	$76.8	$56.0

Less: Net Income attributable to redeemable noncontrolling interest	0.1	0.0	—

Net income attributable to MercadoLibre shareholders’	$101.2	$76.8	$56.0

The table above may not total due to rounding.

	Year Ended December 31,
(% of net revenues)	2012	2011	2010
Net revenues	100%	100%	100%
Cost of net revenues	(26.3)	(24.1)	(21.5)

Gross profit	73.7	75.9	78.5
Operating expenses:
Product and technology development	(7.7)	(7.8)	(7.3)
Sales and marketing	(19.3)	(21.7)	(22.6)
General and administrative	(12.1)	(13.0)	(14.2)

Total operating expenses	(39.0)	(42.5)	(44.1)

Income from operations	34.7	33.4	34.4

Other income (expenses):
Interest income and other financial gains	3.2	3.3	2.3
Interest expense and other financial charges	(0.3)	(1.2)	(3.5)
Foreign currency loss	.0	0.8	(.0)
Other income (expenses), net	—	—	—

Net income before income / asset tax expenses	37.4	36.3	33.2

Income / asset tax expense	(10.4)	(10.6)	(7.3)

Net income	27.0	25.7	25.9

Less: Net Income attributable to redeemable noncontrolling interest	0.0	0.0	—

Net income attributable to MercadoLibre shareholders’	27.1%	25.7%	25.9%

Principal trends in results of operations

Growth in net revenues from year to year

Since our inception, we have consistently generated revenue growth from our MercadoLibre Marketplace and from MercadoPago, driven by the strong growth of our key operational metrics. From 2011 to 2012, our gross merchandise volume increased by 18.3%, our successful items sold increased by 27.6% and MercadoPago total payment volume increased by 36.2%. From 2010 to 2011, our gross merchandise volume increased by 41.5%, our successful items sold increased by 34.6% and MercadoPago total payment volume increased by 88.1%. Our growth in net revenues was 25.0% from 2011 to 2012 and 37.9% from 2010 to 2011. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic environment, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effects of Argentine and Venezuelan translations of local currencies into U.S. dollar and high interest rates in those countries, could cause an experience declining year-to-year net revenues, particularly as measured in U.S. dollars.

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

Our gross profit margins were 73.7% for 2012, 75.9% for 2011 and 78.5% for 2010. In 2012, 2011 and 2010, fluctuations in gross profit margins primarily resulted from the higher penetration of our payment solution into our marketplace, which implies a higher cost of net revenue. In the future, gross profit margins could decline if the cost of net revenues as a percentage of net revenues increases as the penetration of our payment solution grows faster than our marketplace, or if we cannot sustain the economies of scale that we have achieved.

Improving operating income margins

We have generated and expect to continue generating economies of scale in operating expenses. For the past three years, our operating income margins, defined as our income from operations as a percentage of net revenues has decreased from 34.4% for 2010 to 33.4% for 2011, and increased again to 34.7% for 2012, mostly as a result of the impact of economies of scale. We anticipate, however, that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point in the future we could experience decreasing operating income margins.

Growth in net income

We have generated growth in our net income as a consequence of the above mentioned trends. In 2010 our net income was $56.0 million. For 2011, our net income grew 37.1% to $76.8 million. For 2012, our net income grew 32.0% to $101.3 million. However, as mentioned above, if any of these trends were to revert, our net income growth could be materially adversely affected, or could even become negative on a year-to-year basis.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net revenues

	Year Ended December 31,		Change from 2011 to 2012 (*)		Year Ended December 31,		Change from 2010 to 2011 (*)
	2012	2011	in Dollars	in %	2011	2010	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$373.6	$298.9	$74.7	25.0%	$298.9	$216.7	$82.2	37.9%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The 25.0% growth in net revenues from the year ended December 31, 2011 to the year ended December 31, 2012 derived mainly from a 18.3% increase in the gross merchandise volume (“GMV”) transacted through our platform from 2011 to 2012. This GMV growth resulted from a 27.6% increase in items sold between those years. Non-marketplace revenues from financing and off-platform payments grew 37.0% in the year ended December 31, 2012 as compared to the same period in 2011, mainly as a consequence of a 36.2% increase in the total payments volume (“TPV”) paid using MercadoPago. Finally, classified and ad sales revenues for the year ended December 31, 2012 grew 37.5% as compared to the same period of 2011.

Measured in local currencies, net revenues grew 38.9% in the year ended December 31, 2012, compared to the same period in 2011. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2011 and applying them to the corresponding months in 2012, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the changes in net revenues by segment for the years ended December 31, 2012 and 2011:

	Year Ended		Change from 2011 to
	December 31,		2012(*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$179.6	$165.9	$13.7	8.3%
Argentina	88.5	56.7	31.8	56.1%
Venezuela	54.7	34.8	19.8	57.0%
Mexico	27.0	22.3	4.7	21.2%
Other Countries	23.8	19.2	4.6	23.8%

Total Net Revenues	$373.6	$298.9	$74.7	25.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The table above may not total due to rounding.

On a segment basis, our net revenues for the year ended December 31, 2012 as compared to the year ended December 31, 2011, increased across all segments.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2012
Net Revenues	$83.7	$88.8	$97.3	$103.8
Percent change from prior quarter	-3%	6%	9%	7%
2011
Net Revenues	$61.5	$69.4	$81.6	$86.5
Percent change from prior quarter	-1%	13%	18%	6%
2010
Net Revenues	$45.9	$52.5	$56.0	$62.3
Percent change from prior quarter	-6%	14%	7%	11%
2009
Net Revenues	$32.3	$40.9	$50.6	$49.0
Percent change from prior quarter	-3%	27%	24%	-3%
2008
Net Revenues	$28.8	$34.5	$40.3	$33.4
Percent change from prior quarter	7%	20%	17%	-17%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Cost of net revenues

	Year Ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$98.1	$72.1	$26.0	36.1%

As a percentage of net revenues (*)	26.3%	24.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The increase in cost of net revenues was primarily attributable to a $13.2 million increase in collection fees. The increase in collection fees, which occurred primarily in Brazil and Argentina but also in all other countries where MercadoPago operates, was a result of the higher penetration of MercadoPago, which has a higher collection fee cost, into our marketplace. For the years ended December 31, 2012 and 2011, 31.3% and 27.2%, respectively, of our total GMV (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. In addition, during the year ended December 31, 2012 as compared to the same period in the prior year, expenditures related to our in-house customer support operations increased by $4.9 million, primarily driven by increases in compensation costs, recruitment, investments to improve our customer service and initiatives to combat fraud, illegal items and fee evasion and also driven by the customer support center opened in Aguada Park, Uruguay during 2012. Moreover, sales taxes on our net revenues increased by $1.1 million, or 5.3%, for the year ended December 31, 2012, compared to the same period of 2011 as a consequence of an increase in our net revenues. Finally, our hosting expenses increased $1.8 million year-over-year, mainly as a consequence of higher volumes of traffic.

The cost of net revenues margin increased 220 basis points, from 24.1% in 2011 to 26.3% in 2012, primarily as a result of the higher penetration of our Payment solution into our marketplace.

Product and technology development

	Year Ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$28.6	$23.3	$5.3	22.6%

As a percentage of net revenues (*)	7.7%	7.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The growth in product and technology development expenses in 2012 as compared to the same periods in 2011 was primarily attributable to an increase of $3.1 million, or a 29.3% increase, in compensation costs. These additional compensation expenses were primarily related to the addition of engineers and, to a lesser extent, to increases in salaries, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Product and technology development expenses also grew in 2012 as a consequence of an increase in other expenses of $1.1 million as compared to 2011, related to the use of cloud computing (AWS), Information technology consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) which is a system of computers containing copies of data placed at various nodes of a network and, an increase in depreciation and amortization expenses related to product and technology development of $1.1 million, or 21.9%, compared to 2011.

Sales and marketing

	Year Ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$72.0	$65.0	$7.0	10.8%

As a percentage of net revenues (*)	19.3%	21.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2012, the increase of $7.0 million year-over-year, in sales and marketing expenses was primarily driven by: i) an increase of $8.1 million in total chargebacks expenses mainly attributable to our Brazilian operation, partially offset by a $1.7 million recovery of MercadoPago disabled accounts which had been disable for more than three years as of December 31, 2012; ii) an increase of $3.7 million in salaries driven by higher salaries to retain talent; iii) an increase of $0.2 million in trust and safety expenses due to the increased use of our buyer protection program developed to compensate buyers for unfulfilled transactions or other claims related to the quality of the purchased goods. These increases were partially offset by i) a decrease in Bad debt charge of $1.2 million year-over-year; and ii) a decrease in off-line marketing expenses of $1.3 million in 2012 as compared to the same period in 2011.

General and administrative

	Year Ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
General and administrative	$45.2	$38.8	$6.4	16.6%

As a percentage of net revenues (*)	12.1%	13.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The increase in general and administrative expenses in 2012 as compared to the same period of 2011, was primarily attributable to a $5.0 million increase in compensation costs mainly related to our long term retention plans, increases in salaries to retain talent, $2.1 million increase in outside services mainly related to legal, audit and tax fees and an increase of $0.5 million in depreciation and amortization. The increase in general and administrative expenses was partially offset by a $1.5 million decrease in office expenses, mainly related to the moves from our main locations to new offices during 2011.

Other income, net

	Year Ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Other income, net	$10.6	$8.7	$1.9	21.6%

As a percentage of net revenues (*)	2.8%	2.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The increase in other income, net in 2012 year-over-year was primarily a result of: a) a $2.0 million increase in interest income related to higher interest income earned on our investments driven by a greater volume of investments in all locations; b) a $2.5 million decrease in financial expenses; and c) a $2.3 million decrease in foreign currency gains mainly attributable to: a) an increase in receivables denominated in U.S. dollars in Argentina with a devaluation year-over-year of approximately 14%; b) an increase in liabilities denominated in U.S. dollars in Brazil with a devaluation year-over-year of approximately 9%, partially offset by an increase in receivables and in cash held denominated in U.S. dollars; and c) a decrease in long-term investments denominated in U.S. dollars in Mexico where the Mexican Pesos appreciated against the U.S. dollar year-over-year by approximately 7%.

Income and asset tax expense

	Year Ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Income and asset tax	$38.9	$31.7	$7.2	22.8%

As a percentage of net revenues (*)	10.4%	10.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $7.2 million increase in our income and asset tax expense from the year ended December 31, 2011 to the same period in 2012 was primarily a result of increases in income tax charges in most of our segments, driven by higher taxable income year over year. For the year ended December 31, 2012, our income and asset tax expense margin was slightly lower as compared to the same period in the previous year, mainly as a consequence of an increase in the taxable income in Argentina as compared to our other locations. Our effective tax rate in Argentina is lower than other locations as a consequence of the prevailing tax holiday. In addition, during the year ended December 31, 2011, we reversed $2.0 million of tax valuation allowance related to a Brazilian subsidiary acquired in 2001. The reversal of the tax valuation allowance was derived from our tax planning strategies implemented during the year 2011 and were designed to more efficiently use our accumulated tax loss carryforward credits from acquired companies. In addition, for the year ended December 31, 2012 as compared to the previous year, our income and asset tax expense margin was positively impacted by a decrease in non-deductible expenses mainly in Brazil, Argentina and Venezuela.

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

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Blended tax rate	27.7%	29.2%
Effective tax rate	28.1%	27.5%

Our blended tax rate decreased from the year ended December 31, 2011 to the year ended December 31, 2012, mainly because: a) in 2012 our Argentine taxable income has a higher share of the consolidated taxable income when compared to the same period in 2011, which results in a lower consolidated tax rate as a consequence that Argentina has a lower tax rate (as we are beneficiary of a software development law) as compared to other locations; b) in 2011 we recorded certain Brazilian non-deductible losses related to voided and/or overdrawn checks processed by a MercadoPago payments processor as described in our Sales and Marketing discussion and during 2012, we recovered partially such losses, as non-taxable income; and c) we recorded a decrease in non-deductible expenses, mainly in Brazil, Argentina and Venezuela, year-over-year.

Our effective tax rate increased from the year ended December 31, 2011 to the same period in 2012 mainly due to the use of the remaining tax loss carryforwars in 2011 relating to our Brazilian business reorganization generated as part of our tax planning strategy.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Effective tax rate by country
Argentina	14.9%	15.7%
Brazil	34.8%	30.2%
Mexico	30.4%	25.5%
Venezuela	35.5%	35.9%

The Company’s Argentine subsidiary is a beneficiary of a software development law providing it with relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the years ended December 31, 2012 and 2011 are currently lower than the local statutory rate of 35%. If we had not been granted this Argentine tax relief, our Argentine effective income tax rate would have been higher but, in that case, we would have pursued an alternative tax planning strategy. In addition, the Argentine government issued a new software development law which still awaits a final regulatory decree. If our Argentine subsidiary qualifies under the new software development law, it is possible that the current Argentine income tax relief we benefit from could be reduced slightly. However, under the new law, it is also possible that the tax relief would be extended for an additional five years, while also providing us with certain other fiscal benefits.

The decrease in our Argentine operation’s effective income tax rate year over year is mainly related to changes in temporary tax differences, including the relief in the income tax expense derived from the application of the software development law.

The increase in our Brazilian effective income tax rate, year-over-year, due mainly to the business reorganization generated in 2011, as part of our tax planning strategy, which permitted us to use the remaining tax loss carryforwards in that country and also as a consequence of changes in temporary tax differences. Our effective tax rate is slightly higher than the 34% statutory tax rate.

For the year ended December 31, 2012, our Mexican effective income tax rate approximates the local statutory rate of 30%. For the year ended December 31, 2011, our Mexican effective income tax rate was lower than the local statutory rate mainly as a consequence of temporary and permanent tax differences.

For the years ended December 31, 2012 and 2011, our Venezuelan effective income tax rates were higher than the local statutory rate of 34% mainly due to (i) losses related to temporary differences generated by the re-measurement of our foreign-currency position computed for tax purposes that cannot be considered for U.S. GAAP purposes (our Venezuelan subsidiaries functional currency is the U.S. dollar due to a highly inflationary environment) and (ii) certain non-deductible expenses that are, mainly related to local inflation adjustment computed for tax purposes but not considered for U.S. GAAP reporting purposes, and (iii) temporary differences.

Our effective tax rate reflects the tax effect of significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%, especially in the case of Argentina, where we have significant operations with a low effective tax rate as a consequence of the previously discussed tax relief. A future change in the mix of pre-tax income from these various tax jurisdictions would impact the Company’s periodic effective tax rate.

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

Cost of net revenues

	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$72.1	$46.5	$25.6	54.8%

As a percentage of net revenues (*)	24.1%	21.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The increase in cost of net revenues was primarily attributable to an $11.2 million increase in collection fees. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of MercadoPago, which has a higher collection fee cost, into our marketplace. For the year ended December 31, 2011 and 2010, 27.2% and 20.9%, respectively, of our total GMV (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. In addition, sales taxes on our net revenues increased by $6.3 million, or 42.1% for the year ended December 31, 2011, compared to the same period of 2010 as a consequence of an increase in our net revenues. Moreover, during the year ended December 31, 2011 as compared to the same period in the prior year, expenditures related to our in-house customer support operations increased by $5.4 million, which increase was primarily driven by increases in compensation costs, recruitment, investments in improved service and initiatives to combat fraud, illegal items and fee evasion. Finally, for the year ended December 31, 2011, as compared to the previous year, bank transfer fees related to MercadoPago, mainly in Brazil, increased by $0.9 million.

The cost of net revenues margin increased 262 basis points, from 21.5% in 2010 to 24.1% in 2011, primarily as a result of the higher penetration of our MercadoPago into our marketplace.

Product and technology development

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

Product and technology development expenses also grew in 2011 as a consequence of an increase in maintenance expenses of $1.9 million compared to 2010, related to the use of cloud computing (AWS), information technology consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) which is a system of computers containing copies of data placed at various nodes of a network and, an increase in depreciation and amortization expenses related to product and technology development of $1.7 million, or 50.7% compared to 2010. In addition, there was an increase of $1.1 million, compared to the same period in 2010, in other product and development expenses.

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

The $15.8 million increase in our income and asset tax expense from the year ended December 31, 2010 to the same period in 2011 was primarily a result of increases in income tax charges in all our segments, driven by higher taxable income year over year. For the year ended December 31, 2011, our income and asset tax expense margin is higher as compared to the same period in the previous year, because in the year ended December 31, 2010 we recognized an income tax gain of $4.6 million due to a reversal of tax valuation allowance related to our Brazilian subsidiaries while during the year ended December 31, 2011,we reversed $2.0 million related to a Brazilian subsidiary acquired in 2001. The reversal of the tax valuation allowance was derived from our tax planning strategies implemented during the year which were designed to more efficiently use our accumulated tax loss carryforward credits from acquired companies. In addition, for the year ended December 31, 2011 as compared to the previous year, our income and asset tax expense margin was negatively impacted by increases in income tax charge in Brazil as a consequence of permanent tax differences period over period.

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

The decrease in our Argentine operation’s effective income tax rate year over year was mainly related to variations in temporary tax differences.

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

Factors affecting results of operations and financial condition

Our total net assets balances as of December 31, 2012 have increased as compared to December 31, 2011 as a result of our net income increase in 2012 of $24.5 million and other movements affecting equity.

Assets and liabilities balances relating to operations have in general changed accordingly and as a result of the increase in operations (transactions volume and total value). During the year ended December 31, 2012, our GMV increased in 18.3%, successful items sold increased 27.6% and total volume payments increased 36.2%.

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

Our operating results have varied on an annual basis during our short operating history and may fluctuate significantly as a result of a variety of factors, many of which are outside our control. The following list includes factors that may affect our operating results:

•	continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	governmental regulation in the countries where we operate, including exchange controls;

•	litigation, legal liability and intellectual property rights enforcement;

•	system interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	the announcement or introduction of new sites, services and products by us or our competitors, and price competition;

•	reliance on third-party service providers;

•	increasing consumer confidence in and acceptance of the Internet and other online services for commerce and, in particular, the trading of products such as those listed on our web site;

•	security breaches and consumer confidence in the security of transactions over the Internet;

•	consumer trends and popularity of certain categories of items;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations; and

•	political, social and economic conditions in Latin America, particularly those in Argentina, Brazil and Venezuela, including foreign exchange rate fluctuations and exchange currency restrictions.

Also see “Item 1A. Risk Factors” for a discussion of material risks that could adversely affect our results of operations.

Liquidity and capital resources

Our main cash requirement historically has been working capital to fund our MercadoPago financing operation in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications and office space and to fund the payment of cash dividends on shares of our common stock.

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

At December 31, 2012, our principal source of liquidity was $195.2 million of cash and cash equivalents and short-term investments and $86.0 million of long-term investments provided by cash generated from operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses and funds receivable from and payable to MercadoPago users.

In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In millions)	2012	2011	2010
Net cash provided by (used in):
Net cash provided by operating activities	$139.9	$89.4	$67.9
Net cash used in investing activities	(84.6)	(66.9)	(58.8)
Net cash used in financing activities	(18.0)	(10.6)	(3.0)
Effect of exchange rates on cash and cash equivalents	(3.2)	(1.4)	0.9

Net increase in cash and cash equivalents	$34.1	$10.6	$7.0

Net cash provided by operating activities

	Year Ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$139.9	$89.4	$50.5	56.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $50.5 million increase in net cash provided by operating activities during the year ended December 31, 2012 compared to the same period in 2011 was mainly attributable to a $24.5 million increase in net income and an increase of $24.7 million due to changes in working capital. Working capital changes were primarily attributable to $12.0 million increase in funds payable to customers, a $7.3 million increase in accounts payable and accrued expenses and a $3.9 million decrease in credit card receivables.

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

Net cash used in investing activities

	Year Ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(84.6)	$(66.9)	$(17.7)	26.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2012 resulted mainly from purchases of investments for $539.4 million; the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $472.9 million of investments as part of our financial strategy. Additionally, we used $18.1 million to make capital expenditures related technological equipment, software licenses and new office space in Uruguay.

	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(66.9)	$(58.8)	$(8.0)	13.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2011 resulted mainly from purchases of investments for $379.0 million; the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $336.8 million of investments as part of our financial strategy. Additionally, we used $24.7 million to make capital expenditures related to (a) the purchase of a new office in Venezuela for approximately $6.6 million, (b) the purchase of a 60% ownership interest in Autoplaza.com for approximately $5.5 million, and (c) technological equipment, software licenses, new office space in Argentina and office equipment in Brazil, Colombia and Mexico.

Net cash used in financing activities

	Year Ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$(18.0)	$(10.6)	$(7.4)	69.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2012, our primary use of cash was to fund the $18.0 million of cash dividends paid in 2012 while during 2011 our primary use of cash for financing activities was to fund the $10.6 million of cash dividends paid in 2011.

	Year Ended December 31,		Change from 2010 to 2011 (*)
	2011	2010	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$(10.6)	$(3.0)	$(7.6)	254.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2011, our primary use of cash was to fund the $10.6 million of cash dividends paid in 2011 while during 2010 our primary use of cash for financing activities was a reduction in short term debt in connection with our repayment of $3.0 million of notes outstanding which were issued in connection with the DeRemate acquisition.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

As of December 31, 2012, the Company recorded $4.8 million of dividends payable to its stockholders. In addition, as of December 31, 2012, our outstanding debt of $0.1 million is related to Argentine car lease contracts. As of December 31, 2011, the Company recorded $3.5 million of dividends payable to its stockholders. In addition, as of December 31, 2011, our outstanding debt of $0.4 million is related to Argentine car lease contracts. See “Contractual obligations” below for more information.

Cash Dividends

During the fiscal year ended December 31, 2011, our Board of Directors declared cash dividends for an aggregate amount of $14.1 million or $0.32 per share.

On October 30, 2012, our Board of Directors declared a quarterly cash dividend of $4.8 million cash dividend on our outstanding shares of common stock (or $0.109 per share). The dividend was paid on January 15, 2013 to stockholders of record as of the close of business on December 31, 2012. During the fiscal year ended December 31, 2012, the Company approved cash dividends for a total amount of $19.2 million or $0.436 per share.

On February, 22 2013, our Board of Directors approved a quarterly cash dividend of $6.3 million on our outstanding shares of common stock (or $0.143 per share). The dividend will be paid on April 15, 2013 to stockholders of record as of the close of business on March 29, 2013.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures decreased $6.2 million, to $18.5 million in 2012 as compared to $24.7 million in 2011, mainly due to the acquisition, during 2011, of a new office property located in Caracas, Venezuela for approximately $6.6 million and to the acquisition for approximately $5.5 million for the 60% of Autoplaza acquisition, as described above in the sections “Liquidity and Capital resources” and “Net cash used in investing activities” and due to higher information technology investments made during the year ended December 31, 2011. The Company increased the level of investment on hardware and software licenses necessary to improve and update the technology of our platform, cost of computer software developed internally and office equipment for new office space in Uruguay. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

Acceptance of an offer to purchase – software development company

On February 13, 2013, a Company’s subsidiary received an offer to acquire 100% of the outstanding shares of a software development company located in the province of Cordoba, Argentina. The purchase price for the acquisition of this software development company is approximately $3.3 million (based on the exchange rate in effect as of December 31, 2012). The offer permits the Company’s subsidiary to terminate the acquisition, provided the Company’s subsidiary pays to the sellers a termination fee of approximately $0.3 million (based on the exchange rate in effect as of December 31, 2012). The closing of the transaction is subject to the satisfaction of certain conditions and the execution of certain transaction documents. The transaction is expected to close on April 1, 2013. At the date of issuance of this annual report, the offer has been accepted.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures, business acquisitions and to pay or repay obligations going forward.

Off-balance sheet arrangements

At December 31, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities for the purpose of facilitating contractually narrow or limited purposes.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Contractual obligations at December 31, 2012 are as follows:

	Payment due by period
(in millions)	Total (*)	Less than 1 year (*)	1 to 3 years (*)	3 to 5 years (*)	More than 5 years (*)
Capital lease obligations (1)	$0.1	$0.1	$0.0	$—	$—
Operating lease obligations (2)	4.1	2.0	2.0	0.1	—
Purchase obligations	10.9	8.2	2.7	—	—

Total	$15.2	$10.2	$4.8	$0.1	$—

(*)	The table above may not total due to rounding.
(1)	In February 2010, our Argentine subsidiary signed a Company car lease contract to buy 12 cars for certain employees of the Company. The remaining lease contract amounts to $84,570 and matures in July 2013. In addition, during September 2011, our Argentine subsidiary signed another car lease contract to buy 8 cars for certain employees of the Company. The remaining lease contract amounts to $59,493 and matures in September 2014. Finally, In January 2012 our Colombian subsidiary signed a car lease contract to acquire a car. The remaining lease contract amount to $23,391 and matures in January 2015.
(2)	Includes leases of office space.

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

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the US dollar exchange rate with local currencies, particularly the Brazilian Reals due to Brazil’s share of our revenues, may affect the value of our financial assets and liabilities.

Foreign Currencies Risk

At December 31, 2012, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which functional currency is the US dollar due to a highly inflationary accounting. At December 31, 2012, the total cash and cash equivalents denominated in foreign currencies totaled $82.9 million, short-term investments denominated in foreign currencies totaled $87.4 million, and accounts receivable and funds receivable from customers in foreign currencies totaled $55.3 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into dollar-denominated accounts in the U.S. At December 31, 2012, our dollar-denominated cash and cash equivalents and short-term investments totaled $24.9 million and our dollar-denominated long-term investments totaled $85.9 million. For the year ended December 31, 2012, we obtained foreign currency gains in the amount of $11,597 as the cash and investment balances of the subsidiaries held in US dollars appreciated in local current terms. (See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the Year ended December 31, 2012, compared to year ended December 31, 2011 — Other income (expenses)” for more detail).

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

During 2010 and previous years we were able to obtain U.S. dollars using alternative mechanisms other than the CADIVI. These dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiary. As a result, during 2010, lack of CADIVI approval did not restrict our ability to distribute the full amount of our retained earnings as dividends related to fiscal years 2008 ($0.8 million), and 2009 ($1.8 million). In addition, during 2011, our Venezuelan subsidiary distributed $4.2 million of dividends related to earnings for fiscal year 2010, using existing cash balances held in the U.S. bank accounts. No dividends were declared during 2012. For further information relating to recent devaluation in Venezuela, see “Item 1A. Risk Factors – Risk related to doing business in Latin America—Political and economic conditions in Venezuela may have an adverse impact on our operations.” and “Item 7 – Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies – Foreign currency translation”.

As of December 31, 2012 and 2011, the net assets of our Venezuelan subsidiaries (before intercompany eliminations) amounted to approximately 13.9% and 9.3%, respectively, of our consolidated net assets. As of December 31, 2012 and 2011, cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 15.5% and 7.6%, respectively, of our consolidated cash and investments. We do not expect that the current restrictions on our ability to purchase U.S. dollars will have a significant adverse effect on our business plans with regard to the investment in Venezuela; however we can provide no assurance that the restrictions or conditions in Venezuela will not change and such change could have a material adverse effect on us.

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

The following table summarizes the percentages of consolidated net revenues by segment:

	Year Ended December 31,
(% of total consolidated net revenues)	2012	2011	2010
Brazil	48.1%	55.5%	56.7%
Argentina	23.7	19.0	18.4
Venezuela	14.6	11.6	9.6
Mexico	7.2	7.5	8.8
Other Countries	6.4	6.4	6.5

(*)	The table above may not total due to rounding.

The table below shows the impact on our net revenues, expenses, other income and income tax, net income and Equity for a positive or negative 10% fluctuation on all the foreign currencies against the U.S. dollars to which we are exposed as of December 31, 2012 and for the year ended December 31, 2012:

Foreign Currency Sensitivity Analysis

	Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	414.9	373.6	339.8
Expenses	(270.8)	(243.9)	(222.0)

Income from operations	144.1	129.7	117.8

Other income (expenses) and income tax related to P&L items, including Foreign Currency impact related to the remeasurement of our Net Asset position	(31.4)	(28.3)	(25.8)

Net income	112.7	101.3	92.1

Less: Net Income attributable to Redeemable Noncontrolling Interest	0.11	0.10	0.09

Net income attributable to MercadoLibre, Inc. Shareholders’	112.6	101.3	92.0

Total Equity	306.1	289.8	278.3

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during 2012, 2011 and 2010 we did not enter into any such agreement.

Interest Rate Risk

Our earnings and cash flows are also affected by changes in interest rates. These changes can have an impact on our interest expenses derived from selling our MercadoPago receivables. At December 31, 2012, MercadoPago’s funds receivable from customers totaled approximately $35.8 million. Interest fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2012, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 3.4%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of December 31, 2012 could decrease (increase) by approximately $3.2 million.

Our short-term and long-term investments, which are classified on our balance sheet as current assets in the amount of $93.7 million and as non-current assets in the amount of $86.0 million, respectively, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2009, 2010, 2011 and 2012 LTRP payable as follows:

•

eligible employees will receive a fixed cash payment equal to 6.25% of his or her 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus once a year for a period of eight years starting in 2010 and/or 2011 and/or 2012 and/or 2013 (the “2009, 2010, 2011 and 2012 Annual Fixed Payment”); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “2009, 2010, 2011 and 2012 Variable Payment”) equal to the product of (i) 6.25% of the applicable 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008, 2009, 2010, 2011 and 2012 Stock Price, defined as $13.81, $45.75, $65.41 and $77.77 for the 2009, 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009 and 2010, respectively. The “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2009, 2010, 2011 and 2012 Variable Payment LTRP liability subjects us to equity price risk. At December 31, 2012, the total contractual obligation fair value of our 2009, 2010, 2011 and 2012 Variable Payment LTRP liability amounts to $14.2 million. As of December 31, 2012, the accrued liability related to the 2009, 2010, 2011 and 2012 Variable Payment portion of the 2009, 2010, 2011 and 2012 LTRP included in social security payable in our consolidated balance sheet amounts to $5.5 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011 and 2012 Variable Payment if our stock price were to increases or decreases by up to 40%.

	As of December 31, 2012
(In US dollars)	MercadoLibre, Inc Equity Price	2009, 2010, 2011 and 2012 variable LTRP liability
Change in equity price in percentage
40%	111.40	19,947,494
30%	103.45	18,522,673
20%	95.49	17,097,852
10%	87.53	15,673,031
Static (*)	79.57	14,248,210
-10%	71.62	12,823,389
-20%	63.66	11,398,568
-30%	55.70	9,973,747
-40%	47.74	8,548,926

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)-(1) of this report are included elsewhere in this report and incorporated herein by reference.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

The information required by this item is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012 (the “2013 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Except as set forth below, the information required by this item is included in the 2013 Proxy Statement and is incorporated herein by reference.

The following table represents information as of December 31, 2012 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	270,099
Equity compensation plans not approved by security holders(2)	2,013	1.50	—

Total	2,013	1.50	270,099

(1)	Represents our 2009 Equity Compensation which was approved by our stockholders on June 10, 2009
(2)	Our Amended and Restated 1999 Stock Option and Restricted Stock Plan was entered into prior to our IPO.

Description of Amended and Restated 1999 Stock Option and Restricted Stock Plan

Our 1999 Plan was adopted by the Board of Directors on November 3, 1999. The 1999 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to our employees, and non-qualified stock options and restricted stock to our employees, directors, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards”. The 1999 Plan expired on November 3, 2009 and as a result, no new awards may be made under the 1999 Plan. However, any outstanding awards at the expiration shall remain in effect until the earlier of the exercise, termination or expiration of such outstanding awards. At December 31, 2012, options to purchase a total of 2,013 shares of common stock were outstanding under the 1999 Plan at a weighted average price of $1.50 per share.

Number of shares of common stock available under the stock option plan. A total of 4,732,400 shares of common stock were reserved for issuance pursuant to the 1999 Plan. Shares covered by awards that are forfeited or terminated without exercise will be available for future awards. The shares of common stock issuable under the 1999 Plan shall be (1) authorized but unissued shares, (2) shares of common stock held in our treasury, or (3) a combination of (1) and (2).

Administration of the stock option plan. The 1999 Plan is administered by our Board or a committee appointed by the Board of Directors (the body in charge of administering the 1999 Plan is referred to as the “administrator”). If the common stock is registered under Section 12(b) or 12(g) of the Exchange Act, the Board of Directors shall consider in selecting the administrator and the membership of any committee acting as administrator the provisions of Section 162(m) of the Internal Revenue Code regarding “outside directors” and the provisions of Rule 16b-3 under the Exchange Act regarding “non-employee directors.” The administrator determines the recipients of awards, times at which awards are granted, number of shares subject to each type of award, the time for vesting of each award and the duration of the exercise period for options.

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

Amendment. The Board may modify the 1999 Plan at any time. The approval by a majority of our stockholders is necessary if required by law or necessary to comply with any applicable laws and regulations. No amendment will affect the terms of any award granted prior to the effectiveness of such amendment, except with the consent of the holder of the award.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in this report:

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Exhibit Title

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.05	Employment Agreements with Officers.(2)

10.06	Form of Restricted Stock Award for Outside directors. (3)

10.07	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008* (5)

10.08	2009 Equity Compensation Plan* (7)

10.09	2008 Long-Term Retention Plan (6)

10.10	2009 Long-Term Retention Plan (6)

10.11	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (9)

10.12	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda.* (9)

10.13	2010 Long-Term Retention Plan.(11)

10.14	2011 Long-Term Retention Plan.(12)

10.15	Agreement dated June 2, 2011 entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450 C.A., to acquire an office property in Caracas, Venezuela (10)

10.16	2012 Long-Term Retention Plan.(13)

Exhibit Number	Exhibit Title

10.17	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (14)

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed Herewith
**	Furnished Herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008
(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009
(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009
(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010
(9)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(10)	Incorporated by reference to the Quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011
(11)	Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2010
(12)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2011
(13)	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2012
(14)	Incorporated by reference to the Quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperín
Marcos Galperín
Chief Executive Officer

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperín	Chief Executive Officer and Director	February
Marcos Galperín	(Principal Executive Officer)	27, 2013

/s/ Pedro Arnt	Chief Financial Officer (Principal	February
Pedro Arnt	Financial Officer and Principal Accounting Officer)	27, 2013

/s/ Mario Vazquez	Director	February
Mario Vazquez		27, 2013

/s/ Susan Segal	Director	February
Susan Segal		27, 2013

/s/ Michael Spence	Director	February
Michael Spence		27, 2013

/s/ Verónica Allende Serra	Director	February
Veronica Allende Serra		27, 2013

/s/ Nicolás Galperín	Director	February
Nicolás Galperín		27, 2013

/s/ Emiliano Calemzuk	Director	February
Emiliano Calemzuk		27, 2013

/s/ Martin de los Santos	Director	February
Martin de los Santos		27, 2013

/s/ Javier Olivan	Director	February
Javier Olivan		27, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.05	Employment Agreements with Officers.(2)

10.06	Form of Restricted Stock Award for Outside directors. (3)

10.07	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008* (5)

10.08	2009 Equity Compensation Plan* (7)

Exhibit Number	Exhibit Title

10.09	2008 Long-Term Retention Plan (6)

10.10	2009 Long-Term Retention Plan (6)

10.11	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (9)

10.12	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda.* (9)

10.13	2010 Long-Term Retention Plan.(11)

10.15	2011 Long-Term Retention Plan.(12)

10.16	Agreement dated June 2, 2011 entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450 C.A., to acquire an office property in Caracas, Venezuela (10)

10.17	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (14)

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed Herewith
**	Furnished Herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008
(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009
(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009
(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010
(9)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(10)	Incorporated by reference to the Quarterly report on Form 10Q for the quarter ended June 30, 2011 filed on August 9, 2011
(11)	Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2010
(12)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2011
(13)	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2012
(14)	Incorporated by reference to the Quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2011

MercadoLibre, Inc.

Consolidated Financial Statements

as of December 31, 2012 and 2011

and for the three years in the period

ended December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of MercadoLibre, Inc.

City of Buenos Aires, Argentina

We have audited the accompanying consolidated balance sheets of MercadoLibre, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

City of Buenos Aires, Argentina

February 27, 2013

DELOITTE & Co. S.A.

Alberto Lopez Carnabucci

Partner

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$101,489,002	$67,381,677
Short-term investments	93,694,805	74,928,620
Accounts receivable, net	19,837,022	16,815,087
Credit cards receivables, net	35,816,506	23,855,689
Prepaid expenses	2,080,079	1,269,594
Deferred tax assets	11,040,543	9,131,638
Other assets	11,403,218	6,863,250

Total current assets	275,361,175	200,245,555
Non-current assets:
Long-term investments	85,955,584	43,933,316
Property and equipment, net	37,726,222	30,877,719
Goodwill	60,366,063	62,093,948
Intangible assets, net	7,279,865	6,494,857
Deferred tax assets	5,862,247	6,491,646
Other assets	6,118,120	5,794,395

Total non-current assets	203,308,101	155,685,881

Total assets	$478,669,276	$355,931,436

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$23,976,613	$20,251,313
Funds payable to customers	101,472,662	69,216,185
Salaries and social security payable	19,974,463	13,525,293
Taxes payable	19,210,568	11,633,178
Loans payable and other financial liabilities	84,570	146,194
Dividends payable	4,812,396	3,531,362

Total current liabilities	169,531,272	118,303,525
Non-current liabilities:
Salaries and social security payable	3,452,445	3,844,172
Loans payable and other financial liabilities	59,493	136,227
Deferred tax liabilities	8,975,290	8,670,606
Other liabilities	2,837,150	1,797,890

Total non-current liabilities	15,324,378	14,448,895

Total liabilities	$184,855,650	$132,752,420

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	$4,000,000	$4,000,000
Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,150,920 and 44,142,020 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	$44,151	$44,142
Additional paid-in capital	120,468,759	120,452,032
Retained earnings	218,083,844	135,726,188
Accumulated other comprehensive loss	(48,783,128)	(37,043,346)

Total Equity	289,813,626	219,179,016

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$478,669,276	$355,931,436

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
Net revenues	$373,601,494	$298,931,625	$216,715,713
Cost of net revenues	(98,085,644)	(72,055,835)	(46,549,845)

Gross profit	275,515,850	226,875,790	170,165,868
Operating expenses:
Product and technology development	(28,626,880)	(23,349,787)	(15,855,992)
Sales and marketing	(72,002,954)	(64,968,755)	(48,883,167)
General and administrative	(45,228,145)	(38,785,083)	(30,828,146)

Total operating expenses	(145,857,979)	(127,103,625)	(95,567,305)

Income from operations	129,657,871	99,772,165	74,598,563

Other income (expenses):
Interest income and other financial gains	11,877,375	9,905,829	4,931,215
Interest expense and other financial losses	(1,138,379)	(3,648,733)	(7,601,671)
Foreign currency gain/(loss)	11,597	2,353,005	(62,447)
Other (loss) / income, net	(190,938)	73,894	—

Net income before income / asset tax expense	140,217,526	108,456,160	71,865,660

Income / asset tax expense	(38,871,379)	(31,659,821)	(15,840,641)

Net income	$101,346,147	$76,796,339	$56,025,019

Less: Net Income attributable to Reedemable Noncontrolling Interest	98,849	16,286	—

Net income attributable to MercadoLibre, Inc. shareholders	$101,247,298	$76,780,053	$56,025,019

	Year Ended December 31,
	2012	2011	2010
Basic EPS
Basic net income attributable to MercadoLibre, Inc.
Shareholders per common share	$2.30	$1.73	$1.27
Weighted average shares	44,147,861	44,138,397	44,124,018
Diluted EPS
Diluted net income attributable to MercadoLibre, Inc.
Shareholders per common share	$2.30	$1.73	$1.27

Weighted average shares	44,149,838	44,151,437	44,146,858

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
Net income	$101,346,147	$76,796,339	$56,025,019
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(11,319,211)	(15,797,597)	1,348,482
Unrealized net gains on investments	759,564	924,657	45,527
Less: reclassification adjustment for gains included in net income	(924,657)	(45,527)	(27,630)

Net change in accumulated other comprehensive (loss) income, net of income tax	(11,484,304)	(14,918,467)	1,366,379

Total Comprehensive Income	$89,861,843	$61,877,872	$57,391,398

Less: Comprehensive Income (loss) attributable to Reedemable Noncontrolling Interest	354,327	(257,874)	—

Comprehensive Income attributable to MercadoLibre, Inc. Shareholders	$89,507,516	$62,135,746	$57,391,398

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2012, 2011 and 2010

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2009	44,120,269	$44,120	$120,257,998	$17,656,537	$(23,765,418)	$114,193,237

Stock options exercised	7,126	7	18,192	—	—	18,199
Stock-based compensation—stock options	—	—	244	—	—	244
Stock-based compensation—restricted shares	—	—	37,696	—	—	37,696
Stock-based compensation LTRP	—	—	77,496	—	—	77,496
LTRP shares issued	3,981	4	(4)	—	—	—
Net income	—	—	—	56,025,019	—	56,025,019
Other comprehensive income	—	—	—	—	1,366,379	1,366,379

Balance as of December 31, 2010	44,131,376	$44,131	$120,391,622	$73,681,556	$(22,399,039)	$171,718,270

Stock options exercised	5,950	6	11,169	—	—	11,175
Stock-based compensation LTRP	—	—	49,246	—	—	49,246
Dividend distribution	—	—	—	(14,124,568)	—	(14,124,568)
LTRP shares issued	4,694	5	(5)	—	—	—
Change in redeemable amount of noncontrolling interest	—	—	—	(610,853)	—	(610,853)
Net income	—	—	—	76,780,053	—	76,780,053
Other comprehensive loss	—	—	—	—	(14,644,307)	(14,644,307)

Balance as of December 31, 2011	44,142,020	$44,142	$120,452,032	$135,726,188	$(37,043,346)	$219,179,016

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2012, 2011 and 2010

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2011	44,142,020	$44,142	$120,452,032	$135,726,188	$(37,043,346)	$219,179,016

Stock options exercised	3,800	4	5,696	—	—	5,700
Stock-based compensation LTRP	—	—	11,036	—	—	11,036
Dividend Distribution	—	—	—	(19,249,040)	—	(19,249,040)
LT RP shares issued	5,100	5	(5)	—	—	—
Change in redeemable amount of noncontrolling interest	—	—	—	359,398	—	359,398
Net income	—	—	—	101,247,298	—	101,247,298
Other comprehensive loss	—	—	—	—	(11,739,782)	(11,739,782)

Balance as of December 31, 2012	44,150,920	$44,151	$120,468,759	$218,083,844	$(48,783,128)	$289,813,626

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$101,247,298	$76,780,053	$56,025,019
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income attributable to Reedemable Noncontrolling Interest	98,849	16,286	—
Depreciation and amortization	8,959,293	7,268,075	4,921,650
Accrued interest	(2,538,735)	(3,177,578)	(504,874)
Stock-based compensation expense—stock options	—	—	244
Stock-based compensation expense—restricted shares	—	—	37,696
LTRP accrued compensation	4,442,822	4,079,265	3,479,066
Deferred income taxes	(492,362)	1,022,797	(7,053,030)
Changes in assets and liabilities:
Accounts receivable	(8,651,951)	(9,274,653)	(7,063,942)
Credit Card Receivables	(15,570,142)	(19,494,707)	(2,324,575)
Prepaid expenses	(898,959)	(436,310)	(333,755)
Other assets	(5,809,218)	(6,532,978)	(3,643,650)
Accounts payable and accrued expenses	18,061,683	10,808,788	8,987,590
Funds payable to customers	39,889,201	27,875,755	15,458,416
Other liabilities	1,153,610	490,838	(89,402)

Net cash provided by operating activities	139,891,389	89,425,631	67,896,453

Cash flows from investing activities:
Purchase of investments	(539,355,434)	(379,044,395)	(121,266,157)
Proceeds from sale and maturity of investments	472,871,652	336,835,026	76,062,629
Payment for acquired businesses, net of cash acquired	—	(5,468,180)	—
Purchases of intangible assets	(1,390,654)	(280,706)	(416,450)
Purchases of property and equipment	(16,747,746)	(18,924,161)	(13,214,043)

Net cash used in investing activities	(84,622,182)	(66,882,416)	(58,834,021)

Cash flows from financing activities:
Decrease in short term debt	—	—	(3,000,000)
Dividends paid	(17,968,004)	(10,593,206)	—
Stock options exercised	5,700	11,175	18,199

Net cash used in financing activities	(17,962,304)	(10,582,031)	(2,981,801)

Effect of exchange rate changes on cash and cash equivalents	(3,199,578)	(1,409,973)	946,433

Net increase in cash and cash equivalents	34,107,325	10,551,211	7,027,064
Cash and cash equivalents, beginning of the year	67,381,677	56,830,466	49,803,402

Cash and cash equivalents, end of the year	$101,489,002	$67,381,677	$56,830,466

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
Supplemental cash flow information:
Cash paid for interest	$68,916	$58,559	$5,781,058
Cash paid for income and asset taxes	$38,837,721	$31,050,206	$22,253,947
Acquisition of AutoPlaza.com
Cash and cash equivalents	$—	$3,876	$—
Tax credits	—	49,951	—
Non current assets	—	99,522	—

Total assets acquired	—	153,349	—

Total liabilities assumed	—	—	—

Net assets acquired	—	153,349	—

Goodwill and Identifiable Intangible Assets	—	8,966,744	—
Non-controlling interest		(3,648,037)

Total purchase price	—	5,472,056	—

Cash and cash equivalents acquired	—	3,876	—

Payment for acquired businesses, net of cash acquired	$—	$5,468,180	$—

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in Delaware in October 1999. MercadoLibre is a Latin American e-commerce platform and payments leader. MercadoLibre is an e-commerce enabler whose mission is to build the necessary online and technology tools to allow practically anyone to trade almost anything in Latin America. MercadoLibre enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), the Latin American largest online marketplace, which allows users to buy and sell in nearly every country in Latin America; through MercadoPago, which enables individuals and businesses to send and receive online payments; through MercadoClics, which facilitates the advertising service to large retailers and brands to promote their product and services on the web; and through MercadoShops which facilitates users to set-up, manage promote their own on-line web-stores, to support MercadoLibre’s mission of enabling e-commerce.

As of December 31, 2012, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A.

MercadoPago is currently available to users in each of Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

2.	Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. Ownership interests of minority interests are recorded as noncontrolling interest. These consolidated financial statements are stated in U.S. dollars. Intercompany transactions and balances have been eliminated for consolidation purposes.

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.5%, 99.7% and 99.6% of the consolidated amounts during 2012, 2011 and 2010, respectively. Long-lived assets located in the foreign operations totaled $98,569,068 and $93,489,980 as of December 31, 2012 and 2011, respectively. Cash and cash equivalents, short-term and long-term investments, amounted to $281,139,391 and $186,243,613 as of December 31, 2012 and 2011, respectively. As of December 31, 2012 those assets are located 36% in the United States of America and 64% in foreign locations, mainly in Brazil, Argentina and Venezuela. As of December 31, 2011 those assets are located 37% in the United States of America and 63% in foreign locations, mainly in Brazil and Venezuela.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies

Principles of consolidation (Continued)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts and chargeback provisions, depreciation, amortization, recoverability of goodwill and intangible assets with indefinite useful lives, useful lives of long-lived assets, impairment of short-term and long-term investments, compensation costs relating to the Company’s long term retention plan, recognition of income taxes and contingencies. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, consisting primarily of money market funds and certificates of deposit, to be cash equivalents.

Investments

Time deposits are valued at amortized cost plus accrued interest. Debt securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive income (loss), net of the related tax provisions or benefits.

Investments are classified as current or non-current depending on their maturity dates and when it is expected to be converted into cash.

We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. With respect to our debt securities, this assessment takes into account our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and if we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). We did not recognize any other-than-temporary impairment on our investments in 2012, 2011, or 2010.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Fair value measurements

Cash, money market funds, corporate and sovereign debt securities and asset backed securities are valued at fair value. Deposits in bank accounts, accounts receivables, credit cards receivables, prepaid expenses, other assets, accounts payables, funds payable to customers, payroll and social security payables, taxes payables, loans and provisions and other liabilities, are valued at cost which approximates their fair value because of its short-term maturity. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.

Concentration of credit risk

Cash and cash equivalents, short-term and long-term investments, credit card receivables and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents and investments are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and MercadoPago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. The Company maintains an allowance for doubtful accounts and credit cards receivables based upon its historical experience and current aging of customers. Historically, such charges have been within management expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to operating expense.

During the years ended December 31, 2012, 2011 and 2010, no single customer accounted for more than 5% of net revenues. As of December 31, 2012 and 2011, no single customer accounted for more than 5% of accounts receivables.

Allowances for doubtful accounts

The Company maintains allowances for doubtful accounts, for management’s estimate of probable losses that may result if customers do not make the required payments. Allowances are based upon several factors including, but not limited to, historical experience and the current aging of customers.

The Company charges-off receivables when the customer balance becomes 180 days past due.

Provision for chargebacks

The Company is exposed to losses due to credit card fraud and other payment misuse. Provisions for these items represent our estimate of actual losses based on our historical experience, as well as economic conditions.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Credit cards receivables and funds payable to customers

Credit cards receivables mainly relate to the Company’s payments solution and arise due to the time taken to clear transactions through external payment networks or during a short period of time until those credit cards receivables are sold to financial institutions.

Credit cards receivables are presented net of the related allowance for doubtful accounts.

As of December 31, 2012 and 2011, there are no past due credit cards receivables.

Funds payable to customers relate also to the Company’s payments solution and are originated by the amounts due to sellers held by the Company until the transaction is completed. Funds, net of any amount due to the Company by the seller, are maintained in the seller’s current account until collection is requested by the customer.

Transfer of financial assets

The Company may sell credit cards coupons to financial institutions, included within “Credit cards receivables”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. As of December 31, 2012 and 2011, there is no continuing involvement with transferred financial assets. The aggregate amount of pre-tax gain recognized on sale of credit card coupons is $39,502,228, $32,566,802 and $19,195,987, for the years ended December 31, 2012, 2011 and 2010, respectively.

Property and equipment, net

Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. As of December 31, 2012 and 2011, the Company capitalized $3,970,717 and $1,231,971, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Property and equipment, net (Continued)

On February 14, 2011, the Company’s Argentine subsidiary moved its headquarters and Argentine operation offices to a new office building located in the City of Buenos Aires, with 5,340 square meters divided into 5 floors and 70 parking spaces. The building cost amounted to $8,854,879. On June 2, 2011, MercadoLibre Venezuela S.A., a Company’s wholly owned subsidiary. entered into an agreement with Inversiones 1182450, C.A. to acquire an office property of 992 square meters in the building Torre La Castellana, located in Avenida Eugenio Mendoza, La Castellana, Municipality of Chacao, State of Miranda, Caracas, Venezuela for approximately $6.6 million.

Those buildings, excluding lands, are depreciated from the date when they were ready to be used, using the straight-line depreciation method over a 50-year depreciable life.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization, but is subject to an annual impairment test. The Company can choose to perform a qualitative assessment or to perform a quantitative assessment. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, to the fair value of the reporting unit. The fair values of the reporting units are estimated using the income approach. In years 2012, 2011 and 2010 no goodwill impairment was recorded.

Intangible assets consist of customer lists, trademarks, licenses and non-compete agreements acquired in business combinations and valued at fair value at the acquisition date. Intangible assets with definite useful life are amortized over the period of estimated benefit to be generated by those assets and using the straight-line method; their estimated useful lives ranges from three to five years. Trademarks with indefinite useful life are not subject to amortization, but are subject to an annual impairment test, by comparing their carrying amount with their corresponding fair value. For any given intangible asset with indefinite useful life, if its fair value exceeds its carrying amount no impairment loss shall be recognized. The Company can choose to perform a qualitative assessment or to perform a quantitative assessment. In years 2012, 2011 and 2010, no intangible assets impairment was recorded.

Impairment of long-lived assets

The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of such asset.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Impairment of goodwill and intangible assets with indefinite useful life

Goodwill and intangible assets with indefinite useful life are reviewed at the end of the year for impairment or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of such reporting unit. The Company adopted the new guidance to test goodwill and intangible assets with indefinite useful life and, as a consequence, it may perform a qualitative assessment before performing the quantitative assessment. If the Company performs the qualitative assessment and determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit or the intangible asset with indefinite useful life is less than its carrying amount, the fair-value based on quantitative impairment test is applied. However, if the Company concludes, based on the qualitative assessment, that the fair value of each of its reporting units or the intangible assets with indefinite useful life is greater than the respective carrying amounts, the two-step impairment test is unnecessary.

As of December 31, 2012 the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2012, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 10% to 18%. The average discount rate used for 2012 was 11.4%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in the Company’s market share.

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and the second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized in the years ended December 31, 2012, 2011 and 2010 and management’s assessment of the fair value of each reporting unit exceeds its carrying value.

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. No impairment loss has been recognized in the years ended December 31, 2012, 2011 and 2010.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Revenue recognition

The Company generates revenues from different services provided. When more than one service is included in one single arrangement with the customer, the Company recognizes revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

Revenues are recognized when evidence of an arrangement exists, the fee is fixed or determinable and collection is reasonably assured.

Revenues from services are separately recognized according to the following criteria described for each type of services:

- Revenues from intermediation services derive from listing and final value fees paid by sellers. Listing fee revenues are recognized ratably over the estimated period of the listing, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. An auction transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Our payment services revenues are generated primarily from processing transactions for customers. Revenues resulting from a payment processing transaction are recognized once the transaction is completed. The Company does not charge a separate fee for on-platform transactions.

Listing and optional feature services, which fees relate to the right of a seller to have the item offered listed in a preferential way, as well as classified advertising services, are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and is not subject to successful sale of the items listed.

- Revenues derived from the use of the Company’s on-line payments solution, for transactions off-platform are earned once the transaction is considered completed, when the payment is processed by the Company. We also earn revenues as a result of offering financing to our MercadoPago users, either directly or when the Company elects to sell the corresponding financial assets to financial institutions.

- Advertising revenues such as the sale of banners are recognized on accrual basis, and MercadoClics services or sponsorship of sites are recognized based on “per-click” (which are generated each time users on our websites click through our text-based advertisements to an advertiser’s designated website) values and as the “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Share-based payments

Shares granted under the 2008 long term retention plan (“the 2008 LTRP”) were accounted for at their grant date fair value.

Fair value of stock options was calculated using the Black-Scholes pricing model. This calculation is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from historical amounts.

Fair value of restricted and additional shares and shares granted under the 2008 LTRP was calculated using the grant date price of the Company’s shares. The 2008 LTRP has been fully settled during the first quarter of 2012.

The liability related to the variable portion of 2012, 2011, 2010 and 2009 long term retention plan is remeasured at fair value using the last 60 days average stock price at December 31, 2012 (See Note 16 “Long Term Retention Plan” for more details).

Compensation cost is recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was in-substance multiple awards.

Sales tax

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $22,529,191, $21,387,561 and $15,049,821 for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising costs

We expense the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs totaled $18,764,629, $19,914,755 and $20,173,078 for the years ended December 31, 2012, 2011 and 2010, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Comprehensive income

Comprehensive income is comprised of two components, net income and other comprehensive income. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive income includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries (except Venezuela since January 1, 2010, see “Foreign currency translation”) and unrealized gains and losses on investments classified as available-for-sale. Total comprehensive income attributable to MercadoLibre, Inc. shareholders’ for the years ended December 31, 2012, 2011 and 2010 amounted to $89,507,516, $62,135,746 and $57,391,398, respectively.

Redeemable noncontrolling interest

In September 2011, the Company acquired the 60% of the shares of AP Clasificados S.R.L. de C.V. (“AP Clasificados”), and signed a call and a put option agreement to acquire the remaining 40% interest in AP Clasificados (See note 6 “Business Combinations, Goodwill and Intangible Assets” for more detail). According to the signed agreement, the price for the remaining 40% interest call or put options will be determined by the greater of (i) $4,000,000 and (ii) the amount resulting from multiplying (A) the percentage of the seller’s interests as of the exercise date of the call/put option by (B) an amount equal to 3.5 times the amount of invoiced sales of such company for the twelve months period ending on the exercise date.

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

Redeemable noncontrolling interest is not considered to be a component of Equity and is reported in the mezzanine section between total liabilities and equity in the consolidated balance sheet for a total amount of $4,000,000 at December 31, 2012. The noncontrolling interest was measured at its estimated redemption value according to the abovementioned agreed conditions. Changes in the estimated redemption value as of the year-end were recorded in retained earnings.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as a component of other comprehensive income (loss), included within the Statement of comprehensive income. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction losses are included in the consolidated statements of income under the caption “Foreign currency gain (loss)” and amounted to $11,597, $2,353,005 and $(62,447) for the years ended December 31, 2012, 2011 and 2010, respectively.

Venezuelan currency status

Until September 30, 2009, the Company translated its Venezuelan subsidiaries assets, liabilities, income and expense accounts at the official rate of 2.15 “Bolivares Fuertes” per US dollar.

Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affected the Company’s ability to convert currency for dividends remittances using the official exchange rate in Venezuela, the Venezuelan subsidiaries assets, liabilities, income and expense accounts were translated using the parallel exchange rate resulting in the recognition in that quarter of a currency translation adjustment of $16,977,276 recorded in other comprehensive income. The average exchange rate used for translating the fourth quarter results of 2009 was 5.67 “Bolivares Fuertes” per U.S. dollar and the year-end exchange rate used for translating assets and liabilities was 6.05 “Bolivares Fuertes” per U.S. dollar.

According to U.S. GAAP, the Company transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering as if the U.S. dollar was the functional currency. See “Highly inflationary status in Venezuela” below. Therefore, no translation effect was accounted for in other comprehensive income during the years ended December 31, 2012 and 2011 related to the Venezuelan operations.

Until May 13, 2010, the only way by which U.S. dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through Commission for the Administration of Foreign Exchange (“CADIVI”). Although the parallel exchange rate was higher, and accordingly less beneficial, than the official exchange rate, some entities used the “parallel” market to exchange currency because of the delays of CADIVI in approving in a timely manner the exchange as requested by such entities. Until May 13, 2010, the Venezuelan subsidiaries used this mechanism to exchange Bolivares Fuertes for U.S. dollars and accordingly the Company used the parallel average exchange rate to re-measure those foreign currency transactions.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

However, on May 14, 2010, the Venezuelan government enacted reforms to its exchange regulations and closed-down such parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Banco Central of Venezuela (BCV – the Venezuelan Central Bank) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

On June 9, 2010 the Venezuelan Government through its Central Bank implemented a regulated market for trading with foreign currencies, being the BCV the only official institution through which foreign currency-denominated transactions could be brokered. Under that system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela could then buy U.S. dollar–denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. Additionally, the SITME imposes volume restrictions on an entity’s trading activity, limiting such activity to a maximum equivalent of $50,000 per day, not to exceeding $350,000 in a calendar month. This limitation is non-cumulative, meaning that an entity cannot carry over unused volume from one month to the next.

As a consequence of that system, commencing on June 9, 2010, the Company transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 “Bolivares Fuertes” per U.S. dollar at that date.

For the period between May 14, 2010 and June 8, 2010 (during which there was no open foreign currency markets) the Company applied U.S. GAAP guidelines, which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used. Accordingly, the June 9, 2010 exchange rate published by the BCV was used to re-measure transactions during the abovementioned period. As of December 31, 2012, the exchange rate used to re-measure transactions is 5.30 Bolivares Fuertes per U.S. dollar.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

The following table sets forth net revenues, assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Venezuelan operations
Net Revenues	$54,676,170	$34,828,878	$20,885,541

	December 31,	December 31,
	2012	2011
Assets	62,938,728	31,074,871
Liabilities	(22,652,965)	(10,414,881)

Net Assets	$40,285,763	$20,659,990

As of December 31, 2012, net assets of the Venezuelan subsidiaries (before intercompany eliminations) amount to approximately 13.9% of our consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 15.5% of our consolidated cash and investments.

Despite the increasing restrictions on the ability of the Company’s Venezuelan subsidiaries to obtain U.S. dollars for the purpose of distributing dividends to the Company or the other Company’s subsidiaries, the Company does not expect that the current restrictions will have a material adverse effect on its business plans in Venezuela or on its overall business, financial condition and results of operations.

See Note 21 “Subsequent events” for recent developments relating to Venezuela exchange rate.

Argentine currency status

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios” or “MULC”), which is the only market where exchange transactions may be lawfully made. Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina.

Although the controls and restrictions on the acquisition of foreign currencies in Argentina do place certain limitations on the current ability of the Company to convert cash generated by its Argentine subsidiary to currencies different from the Argentine peso, based on the current state of Argentine currency rules and regulations, the Company does not expect that the current controls and restrictions, will have a material adverse effect on its business plans in Argentina or on its overall business, financial condition and results of operations.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

Highly inflationary status in Venezuela

During May 2009, the International Practices Task Force discussed the highly inflationary status of the Venezuelan economy.

The cumulative three year inflation rate as of December 31, 2009 exceeded 100%. According to U.S. GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1st of the year in which the status of hyperinflationary is raised. Therefore, the Company transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering the U.S. dollar as its functional currency. As of the date of these consolidated financial statements, the cumulative three-year inflation rate approximates 100%. The Company continues to treat the economy of Venezuela as highly-inflationary.

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

From fiscal year 2008 through fiscal year 2014, the Company’s Argentine subsidiary is a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2014. Aggregate tax relief totaled $9,204,773, $6,140,713 and $4,533,039 for the years ended December 31, 2012, 2011 and 2010, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.21, $0.14 and $0.10 for the years ended December 31, 2012, 2011 and 2010, respectively. If the Company had not been granted the Argentine tax holiday, it would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Income and asset taxes (Continued)

On August 17, 2011, the Argentine government issued a new software development Law which is still pending for the regulatory decree. If the Argentine operation qualifies under the new software development law, the current income tax relief could slightly decrease but will extend the duration of tax holiday, which would otherwise finish in 2014, for an additional five year period, to 2019 and would obtain some other fiscal benefits.

As of December 31, 2012 and 2011, the Company has included under non-current deferred tax assets caption the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $2,414,440 and $2,965,668, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

Uncertainty in income taxes

The Company recognizes, if any, uncertainty in income taxes by applying the accounting prescribed by U.S. GAAP, for which a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return should be considered. It also provides guidance on de-recognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The Company classifies interest and penalties, if any, within income and asset taxes expense, in the statement of income.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2006 primarily include the U.S., Argentina, Brazil, Mexico and Venezuela.

Recently issued accounting pronouncements

In February 2013 the Financial Accounting Standards Board (“FASB”) issued the Accounting Standard Update No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company will adopt this pronouncement as from fiscal year beginning January 1, 2013.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

Management estimates that the implementation of this new accounting guidance will not have a significant effect on the Company’s consolidated financial statements.

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing net income available to common shareholders attributable to common stock for the year by the weighted average number of common shares outstanding during the year.

For the year ended December 31, 2010 the Company’s restricted shares granted to its outside directors were participating securities. Accordingly, net income available to common stockholders for the year ended December 31, 2010, was allocated between unvested restricted shares and common stock under the “two class method” for purposes of computing basic and diluted earnings per share.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options, shares granted under 2008 Long Term Retention Plan (see Note 12), under the Company’s stock based employee compensation plan, and the corresponding adjustment attributable to changes in redeemable non-controlling interest.

The following table shows how net income is allocated using the two-class method for earnings per common share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$101,346,147	$101,346,147	$76,796,339	$76,796,339	$56,025,019	$56,025,019

Net income available to common shareholders to unvested restricted shares	—	—	—	—	4,679	4,679

Net income attributable to noncontrolling interests	(98,849)	(98,849)	(16,286)	(16,286)	—	—

Change in redeemable amount of noncontrolling interest	359,398	359,398	(610,853)	(610,853)	—	—

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$101,606,696	$101,606,696	$76,169,200	$76,169,200	$56,020,340	$56,020,340

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

3.	Net income per share (Continued)

Net income per share of common stock is as follows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$2.30	$2.30	$1.73	$1.73	$1.27	$1.27

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$101,606,696	$101,606,696	$76,169,200	$76,169,200	$56,020,340	$56,020,340

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,147,861	44,147,861	44,138,397	44,138,397	44,124,018	44,124,018
Adjustment for stock options	—	1,977	—	8,089	—	13,982
Adjustment for shares granted under LTRP	—	—	—	4,951	—	8,858

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,147,861	44,149,838	44,138,397	44,151,437	44,124,018	44,146,858

For the years ended December 31, 2012, 2011 and 2010, there were no anti-dilutive shares that should have been excluded from the calculation of diluted net income per common share.

4.	Short-term and long-term investments

The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2012	2011
Short-term investments
Time Deposits	$87,379,121	$72,019,726
Sovereign Debt Securities	—	1,554,770
Corporate Debt Securities	6,315,684	1,354,124

Total	$93,694,805	$74,928,620

Long-term investments
Sovereign Debt Securities	21,453,141	9,153,793
Corporate Debt Securities	45,675,610	16,470,207
Asset Backed Securities	18,826,833	18,309,316

Total	$85,955,584	$43,933,316

Unrealized gains of available-for-sale securities, net of tax, were $759,564, $924,657 and $45,527 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, the Company has no security considered held-to-maturity securities.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components

	December 31,	December 31,
	2012	2011
Accounts receivable, net:
Users	$28,667,738	$29,736,666
Credit cards and other means of payments	1,545,738	1,113,537
Advertising	2,537,795	1,873,849
Others debtors	31,828	42,532

	32,783,099	32,766,584
Allowance for doubtful accounts	(12,946,077)	(15,951,497)

	$19,837,022	$16,815,087

	December 31,	December 31,
	2012	2011
Credit card receivables
Credit cards and other means of payments	$35,976,964	$24,060,796
Allowance for chargebacks	(160,458)	(205,107)

	$35,816,506	$23,855,689

	December 31,	December 31,
	2012	2011
Other current assets:
VAT credits	$4,103,333	$681,247
Other taxes	5,685,856	5,077,329
Other	1,614,029	1,104,674

	$11,403,218	$6,863,250

	December 31,	December 31,
	2012	2011
Other non current assets:
Legal Deposits	$591,798	$284,476
Deposit in Court (Note 15)	5,067,712	5,184,940
Other	458,610	324,979

	$6,118,120	$5,794,395

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

	Estimated
	useful life		December 31,	December 31,
	(years)		2012	2011
Property and equipment, net:
Equipment	3-5		$22,696,763	$18,725,090
Land & Building	50	(1)	15,800,900	16,204,946
Furniture and fixtures	3-5		8,785,736	6,956,006
Software	3		12,190,233	5,265,323
Cars	3		568,609	435,790

			60,042,241	47,587,155
Accumulated depreciation			(22,316,019)	(16,709,436)

			$37,726,222	$30,877,719

(1)	Estimated useful life attributable to “Buildings”.

	Year Ended December 31,
	2012	2011	2010
Depreciation and amortization:
Cost of net revenues	$859,364	$833,898	$384,635
Product and technology development	6,112,771	5,013,799	3,327,350
Sales and marketing	190,143	151,860	42,175
General and administrative	1,797,015	1,268,518	1,167,490

	$8,959,293	$7,268,075	$4,921,650

	December 31,	December 31,
	2012	2011
Accounts payable and accrued expenses:
Accounts payable	$14,821,511	$12,154,539
Accrued expenses
Advertising	2,265,338	3,857,126
Professional fees	1,064,502	1,038,516
Other expense provisions	5,822,120	3,140,983
Other current liabilities	3,142	60,149

	$23,976,613	$20,251,313

	December 31,	December 31,
	2012	2011
Current loans payable and other financial liabilities:
Car leasing financing (1)	$84,570	$146,194

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

	December 31,	December 31,
	2012	2011
Non current loans payable and other financial liabilities:
Car leasing financing (1)	$59,493	$136,227

(1)	See note 15 – Capital Leases

	December 31,	December 31,
	2012	2011
Non current other liabilities:
Provisions and contingencies	$2,800,197	$1,765,242
Other	36,953	32,648

	$2,837,150	$1,797,890

	December 31,	December 31,	December 31,
	2012	2011	2010
Accumulated other comprehensive income:
Foreign currency translation	$(49,542,692)	$(37,968,003)	$(22,444,566)
Unrealized gains on investments	1,146,662	1,394,887	71,733
Estimated tax loss on unrealized gains on investments	(387,098)	(470,230)	(26,206)

	$(48,783,128)	$(37,043,346)	$(22,399,039)

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

Autopark LLC owns directly and indirectly the 100% of the membership interest of AP Clasificados S.R.L. de C.V. (“AP Clasificados”), a company organized under the laws of Mexico. AP Clasificados operates an online classified advertisements platform in Mexico primarily dedicated to the sale of vehicles and real estate (“the Acquired Business”).

The aggregate purchase price paid by the Company to the Seller for the 60% of the Acquired Business was $5,472,056. In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business Combinations, Goodwill and Intangible Assets (Continued)

Business Combinations (Continued)

On September 12, 2011 (the “settlement date”), part of the purchase price amounting to $1,500,000, was placed into an escrow account, in order to cover unexpected liabilities and working capital. On September 12, 2012 the 50% of the escrow amount was released and the other 50% of the escrow amount less the amount of all claims made by the Buyer, if any, will be released on September 12, 2013.

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

Net assets acquired were valued at their respective fair values at the acquisition date according to U.S. GAAP. The valuation of identifiable intangible assets acquired as well as non-controlling interest reflects management’s estimates based on, among other factors, use of established valuation methods. The identifiable intangible assets consist of trademarks and domains, customer lists and non-compete agreements. Management of the Company estimates that trademarks have an indefinite useful life, for that reason these intangible assets are not amortized but they are subject to an annual impairment test. Intangible assets associated with customer list and non-compete agreements are amortized on a straight line basis over a five year period.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business Combinations, Goodwill and Intangible Assets (Continued)

Business Combinations (Continued)

The Company recognized goodwill for this acquisition based on management expectation that the Acquired Business will expand the Company’s business in Mexico and strengthen the Company’s leadership position in that country.

Goodwill is not deductible for tax purposes.

The results of operations for periods prior to the acquisition, individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma information has not been presented.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2012	2011
Goodwill	$60,366,063	$62,093,948
Intangible assets with indefinite lives
- Trademarks	5,326,057	5,068,147
Amortizable intangible assets
- Licenses and others	3,829,668	2,798,112
- Non-compete agreement	1,195,509	1,270,807
- Customer list	1,708,770	1,742,087

Total intangible assets	$12,060,004	$10,879,153
Accumulated amortization	(4,780,139)	(4,384,296)

Total intangible assets, net	$7,279,865	$6,494,857

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business Combinations, Goodwill and Intangible Assets (Continued)

Business Combinations (Continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31, 2012
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948
- Effect of exchange rates change	(957,162)	(2,694,680)	537,752	782,941	—	529,610	73,654	(1,727,885)

Balance, end of the period	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063

	Year ended December 31, 2011
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$13,130,649	$23,364,326	$7,296,888	$5,025,623	$4,846,030	$5,448,068	$1,384,730	$60,496,314
- Purchase of Autoplaza.com	—	—	—	6,663,045	—	—	—	6,663,045
- Effect of exchange rates change	(1,467,206)	(1,780,552)	(719,429)	(1,066,829)	—	(80,542)	49,147	(5,065,411)

Balance, end of the year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $891,661, $1,038,096 and $841,774 for the years ended December 31, 2012, 2011 and 2010, respectively.

Expected intangible asset amortization expense from acquisitions completed as of December 31, 2012 is as follows:

For year ended 12/31/2013	$852,503
For year ended 12/31/2014	616,138
For year ended 12/31/2015	424,686
For year ended 12/31/2016	60,481
Thereafter	—

$1,953,808

7.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

The Company’s segments comprise Brazil, Argentina, Mexico, Venezuela and Other Countries (includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal and Uruguay).

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (Continued)

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, payroll, third party fees. All corporate related costs have been excluded from the Company’s direct contribution.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$179,639,592	$88,513,640	$26,987,130	$54,676,170	$23,784,962	$373,601,494
Direct costs	(104,501,652)	(41,841,587)	(14,912,375)	(17,768,989)	(11,458,627)	(190,483,230)

Direct contribution	75,137,940	46,672,053	12,074,755	36,907,181	12,326,335	183,118,264
Operating expenses and indirect costs of net revenues						(53,460,393)

Income from operations						129,657,871

Other income (expenses):
Interest income and other financial gains						11,877,375
Interest expense and other financial results						(1,138,379)
Foreign currency gain						11,597
Other losses, net						(190,938)

Net income before income / asset tax expense						$140,217,526

	Year Ended December 31, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$165,905,789	$56,714,941	$22,275,213	$34,828,878	$19,206,804	$298,931,625
Direct costs	(96,910,310)	(23,463,871)	(12,472,204)	(13,287,279)	(10,062,446)	(156,196,110)

Direct contribution	68,995,479	33,251,070	9,803,009	21,541,599	9,144,358	142,735,515
Operating expenses and indirect costs of net revenues						(42,963,350)

Income from operations						99,772,165

Other income (expenses):
Interest income and other financial gains						9,905,829
Interest expense and other financial results						(3,648,733)
Foreign currency gain						2,353,005
Other income, net						73,894

Net income before income / asset tax expense						108,456,160

	Year Ended December 31, 2010
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$122,825,076	$39,892,763	$18,950,450	$20,885,541	$14,161,883	$216,715,713
Direct costs	(73,393,467)	(19,649,506)	(11,723,168)	(9,875,510)	(7,785,914)	(122,427,565)

Direct contribution	49,431,609	20,243,257	7,227,282	11,010,031	6,375,969	94,288,148
Operating expenses and indirect costs of net revenues						(19,689,585)

Income from operations						74,598,563

Other income (expenses):
Interest income and other financial gains						4,931,215
Interest expense and other financial results						(7,601,671)
Foreign currency loss						(62,447)
Other expenses, net						—

Net income before income / asset tax expense						$71,865,660

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (Continued)

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2012	2011
US long-lived tangible assets	$6,782,077	$5,976,544
Other countries long-lived tangible assets
Argentina	16,955,438	14,316,612
Brazil	2,421,618	2,528,378
Mexico	378,653	409,707
Venezuela	8,455,816	7,192,073
Other countries	2,732,620	454,405

	$30,944,145	$24,901,175

Total long-lived tangible assets	$37,726,222	$30,877,719

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2012	2011
US intangible assets	$21,005	$—
Other countries goodwill and intangible assets
Argentina	20,328,154	22,407,558
Brazil	10,724,007	11,686,315
Mexico	14,644,795	13,709,353
Venezuela	6,595,117	6,599,584
Other countries	15,332,850	14,185,995

	$67,624,923	$68,588,805

Total goodwill and intangible assets	$67,645,928	$68,588,805

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	December 31,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2012	(Level 1)	(Level 2)	2011	(Level 1)	(Level 2)
Assets
Cash and Cash Equivalents:
Money Market Funds	$23,033,357	$23,033,357	$—	$20,836,617	$20,836,617	$—
Investments:
Asset backed securities (*)	18,826,833	—	18,826,833	18,309,316	—	18,309,316
Sovereign Debt Securities	21,453,141	21,453,141	—	10,708,563	10,708,563	—
Corporate Debt Securities	51,991,294	51,991,294	—	17,824,331	17,824,331	—

Total Financial Assets	$115,304,625	$96,477,792	$18,826,833	$67,678,827	$49,369,511	$18,309,316

(*)	The December 31, 2011 Asset Backed Securities (U.S. Agency Mortgage Backed Securities) balance was reclassified from the level 1 to the level 2 fair-value column, since it derives from market observable inputs other than quoted prices as of that date. Agency MBS have high credit ratings and trade in a highly liquid market; ABS representing approximately 11.6 million of the December 2011 balance were sold during 2012 for an aggregate amount of 12.0 million.

As of December 31, 2012, the Company’s financial assets valued at fair value consisted of assets valued using unadjusted quoted prices in active markets (level 1) and other observable inputs (level 2). Level 1 instrument valuations are obtained from Observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets. Level 2 instruments are obtained from readily-available pricing sources for comparable instruments (level 2). As of December 31, 2012, the Company did not have any assets without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of December 31, 2012 and 2011, the carrying value of the Company’s cash and cash equivalents approximated their fair value which was held primarily in money market funds and bank deposits. In addition, the carrying value of accounts receivables, credit card receivables, other receivables, other assets, accounts payables, social security payables, taxes payable, loans and provisions and other liabilities approximates their fair values because of its short term maturity.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (Continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2012 and 2011:

	Balances as of	Significant other	Balances as of	Significant other
	December 31,	observable inputs	December 31,	observable inputs
	2012	(Level 2)	2011	(Level 2)
Assets
Time Deposits	$87,379,121	87,379,121	$72,019,726	72,019,726
Accounts receivable	19,837,022	19,837,022	16,815,087	16,815,087
Credits Cards receivable	35,816,506	35,816,506	23,855,689	23,855,689
Prepaid expenses	2,080,079	2,080,079	1,269,594	1,269,594
Other assets	17,521,338	17,521,338	12,657,645	12,657,645

Total Assets	$162,634,066	$162,634,066	$126,617,741	$126,617,741

Liabilities
Accounts payable	$23,976,613	$23,976,613	$20,251,313	$20,251,313
Funds payable to customers	101,472,662	101,472,662	69,216,185	69,216,185
Salaries and social security payable	14,994,186	14,994,186	9,822,192	9,822,192
Tax payable	19,210,568	19,210,568	11,633,178	11,633,178
Loans payable and other financial liabilities	144,063	144,063	282,421	282,421
Other liabilities:	7,649,545	7,649,545	5,329,252	5,329,252

Total Liabilities	$167,447,637	$167,447,637	$116,534,541	$116,534,541

In addition, as of December 31, 2012 and 2011, the Company had $87,379,121 and $72,019,726 of short-term investments, respectively, which consisted of time deposits.

Those investments are accounted for at amortized cost which, as of December 31, 2012 and 2011, approximates their fair values.

For the years ended December 31, 2012 and 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles.

As of December 31, 2012 and 2011, the Company does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (Continued)

As of December 31, 2012 and 2011, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$23,030,970	$3,400	$(1,013)	$23,033,357

Total Cash and cash equivalents	$23,030,970	$3,400	$(1,013)	$23,033,357

Short-term investments
Corporate Debt Securities	$6,314,939	$1,032	$(287)	$6,315,684

Total Short-term investments	$6,314,939	$1,032	$(287)	$6,315,684

Long-term investments
Sovereign Debt Securities	$21,153,227	$299,914	$—	$21,453,141
Corporate Debt Securities	45,089,831	630,807	(45,028)	45,675,610
Asset Backed Securities (2)	18,568,996	301,544	(43,707)	18,826,833

Total Long-term investments	$84,812,054	$1,232,265	$(88,735)	$85,955,584

Total	$114,157,963	$1,236,697	$(90,035)	$115,304,625

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Short-term investments
Sovereign Debt Securities	$1,554,448	$322	$—	$1,554,770
Corporate Debt Securities	1,375,006	—	(20,882)	1,354,124

Total Short-term investments	$2,929,454	$322	$(20,882)	$2,908,894

Long-term investments
Sovereign Debt Securities	$8,483,883	$669,910	$—	$9,153,793
Corporate Debt Securities	16,386,974	187,946	(104,713)	16,470,207
Asset Backed Securities (2)	17,647,012	715,749	(53,445)	18,309,316

Total Long-term investments	$42,517,869	$1,573,605	$(158,158)	$43,933,316

Total	$45,447,323	$1,573,927	$(179,040)	$46,842,210

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of December 31, 2012 and 2011.
(2)	Asset backed securities have investment grade credit ratings.

As of December 31, 2012, the estimated fair values of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	$29,349,041
One year to two years	13,936,666
Two years to three years	20,494,346
Three years to four years	13,394,132
Four years to five years	14,137,869
More than five years	23,992,571

Total	$115,304,625

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2012, 2011 and 2010, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).

As of December 31, 2012 and 2011, there were 44,150,920 and 44,142,020 shares of common stock issued and outstanding with a par value of $0.001 per share, respectively.

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

10.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2012, 2011 and 2010, the Company has no preferred stock subscribed and nor issued.

11.	Compensation Plan for Outside Directors

The Company compensates its outside directors for their annual services provided through a cash payment, and from time to time through the issuance of equity awards, as follows:

On June 25, 2010, the board of directors of the Company (the “Board”), upon the recommendation of the Compensation Committee of the Board, adopted The MercadoLibre, Inc. 2010 Director Compensation Program (the “Plan”) for outside directors which was a three-year plan effective as from June 10, 2010. Under the terms of the Plan, each outside director received an annual fee for services provided to the Company for the periods from June 10, 2010 through June 9, 2011, from June 10, 2011 through June 9, 2012 and from June 10, 2012 through June 9, 2013, payable as follows: (a) a Non-Adjustable Board Service Award which means a fixed cash payment of $32,436, $37,703 and $43,826, respectively and (b) an Adjustable Award which means a fixed cash amount of $43,248, $50,271 and $58,435, respectively, multiplied by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the next Annual Meeting divided by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the prior year’s Annual Meeting. The Plan also included a Non-Adjustable Chairman Service Award for services provided to the Company for such periods. Under the terms of the Plan, the Chairman of the Company’s Audit Committee, of the Compensation Committee, of the Nominating and Corporate Governance Committee and the lead

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

11.	Compensation Plan for Outside Directors (Continued)

independent director of the Company are entitled to receive annual cash compensation in addition to the existing director compensation for the period from June 10, 2010 through June 9, 2011 amounting to $16,218, $12,974, $5,406 and $10,812, respectively. For the period from June 10, 2011 through June 9, 2012 such annual cash compensation amounted to $18,852, $15,081, $6,284 and $12,568, respectively. For the period from June 10, 2012 through June 9, 2013 such annual compensation amounted to $21,913, $17,531, $7,304 and $14,609, respectively.

The following table summarizes the total accrued compensation cost related to outside Directors, included in operating expenses in the accompanying consolidated statement of income, for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Chairman Fee	$57,680	$49,471	$43,915
Adjustable Award	282,703	344,427	201,351
Non-adjustable Award	242,179	176,682	156,841

	$582,562	$570,580	$402,107

12.	Stock option plan and restricted shares

Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

On June 10, 2009, the Annual Shareholders’ Meeting approved the adoption of the 2009 Equity Compensation Plan, which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” scheduled to expire in November 2009. The 2009 plan has reserved for issuance 294,529 shares of the Company’s common stock under the 1999 plan. As of December 31, 2012, there are 270,099 shares available for grant under the 1999 plan.

Stock options

Stock option awards granted under the Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. Outstanding options granted under the Plan are fully vested and expire ten years after the date of grant.

There were no stock-based compensation expense related to stock options for the years ended December 31, 2012, 2011 and 2010.

Stock-based compensation expense was based on the estimated portion of the awards that are expected to vest. As of December 31, 2012, total stock-based compensation is vested.

There was no granting during the period from January 1, 2007 to December 31, 2012.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

12.	Stock Option Plan and Restricted Shares (Continued)

Stock options (Continued)

Stock option activity is as follows:

	2012		2011
		Weighted-		Weighted-
	Number of	average	Number of	average
	options	exercise price	options	exercise price
Outstanding, beginning of year	5,813	$1.50	11,763	$1.68
Exercised	(3,800)	1.50	(5,950)	1.88

Outstanding, end of the year	2,013	1.50	5,813	1.50

Exercisable, end of the year	2,013	$1.50	5,813	1.50

The following details the outstanding options at December 31, 2012 and 2011:

December 31, 2012				December 31, 2011
	Outstanding		Exercisable		Outstanding		Exercisable
		Weighted-average				Weighted-average
		remaining				remaining
Exercise	Number of	contractual	Number of	Exercise	Number of	contractual	Number of
price	options	life (years)	options	price	options	life (years)	options
$1.50	2,013	1.50	2,013	$1.50	5,813	2.63	5,813

	2,013	1.50	2,013		5,813	2.63	5,813

Weighted average Exercise Price				Weighted average Exercise Price
- Options outstanding			$1.50	- Options outstanding			$1.50
- Options exercisable			$1.50	- Options exercisable			$1.50

	December 31,	December 31,
	2012	2011
Aggregate intrinsic value
- Options outstanding	$155,102	$453,647
- Options exercisable	$155,102	$453,647

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $78.55 and $79.54 as of December 31, 2012 and 2011, respectively, and the exercise price multiplied by the number of options (outstanding and exercisable) as of December 31, 2012 and 2011.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Management incentive bonus plan (Continued)

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

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2012.

14.	Income taxes

The components of pretax income in consolidated companies for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
United States	$(753,531)	$(680,845)	$(757,843)
Brazil	52,460,902	52,457,909	38,264,509
Argentina	40,466,354	23,855,329	17,131,466
Venezuela	29,620,800	16,839,295	9,272,804
Mexico	7,320,041	6,554,066	4,485,169
Other Countries	11,102,960	9,430,406	3,469,555

	$140,217,526	$108,456,160	$71,865,660

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (Continued)

Income / asset tax is composed of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
Foreign	$39,371,170	$29,848,193	$22,170,007

Deferred:
Federal	998,536	2,114,486	416,098
Foreign	(1,586,024)	(340,950)	(6,785,532)

	(587,488)	1,773,536	(6,369,434)

	38,783,682	31,621,729	15,800,573

Asset Tax:
Foreign	87,697	38,092	40,068

Income / asset tax expense	$38,871,379	$31,659,821	$15,840,641

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2012, 2011 and 2010 to income before taxes:

	Year Ended December 31,
	2012	2011	2010
Net income before income tax	$140,217,526	$108,456,160	$71,865,660
Weighted average income tax rate	33%	33%	34%

Income tax expense at blended tax rate	$46,593,938	$35,727,808	$24,540,595
Permanent differences:
Non-deductible expenses	1,657,662	2,528,463	1,286,090
Dividend distributions	847,798	2,132,063	622,334
Non-taxable income (*)	(9,852,468)	(6,497,097)	(4,984,027)
Currency translation	(1,213,340)	(916,166)	(686,151)
Change in valuation allowance	572,790	(1,604,230)	(4,535,603)
True up	177,302	250,888	(442,665)

Income tax expense	$38,783,682	$31,621,729	$15,800,573

(*)	Includes Argentine Tax holiday described in Note 2 “Income and asset tax”

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Allowance for doubtful accounts	$5,894,658	$5,356,384
Property and equipment, net	145,532	86,934
Accounts payable and accrued expenses	390,655	83,218
Payroll and social security payable	2,581,787	1,994,873
Other liabilities	654,535	308,764
Customer lists	54,943	61,957
Taxes payable	1,267,713	644,990
Provisions	3,071,331	2,640,679
Foreign tax credit	2,414,440	2,965,668
Tax loss carryforwards	3,653,373	4,365,413

Total deferred tax assets	20,128,967	18,508,880
Valuation allowance	(3,226,177)	(2,885,596)

Total deferred tax assets, net	16,902,790	15,623,284

Deferred tax liabilities
Unrealized net gains on investments	(392,048)	(470,230)
Property and equipment, net	(3,145,196)	(2,334,316)
Customer lists	(104,686)	(185,123)
Non compete agreement	(54,391)	(92,828)
Outside basis dividends	(3,538,970)	(3,794,007)
Trademarks	(1,723,133)	(1,643,205)
Foreign exchange effect	(16,866)	(150,897)

Total deferred tax liabilities	(8,975,290)	(8,670,606)

Net deferred tax assets	$7,927,500	$6,952,678

The total amount of $7,927,500 for the year ended December 31, 2012, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $11,040,543, $5,862,247 and $8,975,290, respectively.

The total amount of $6,952,678 for the year ended December 31, 2011, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $9,131,638, $6,491,646 and $8,670,606, respectively.

As of December 31, 2012, consolidated loss carryforwards for income tax purposes were $12,255,445. If not utilized, tax loss carryforwards will begin to expire as follows:

2013	$287,138
2014	1,659,519
2015	353,367
2016	47,453
Thereafter	9,907,968

Total	$12,255,445

In addition, as of December 31, 2012 we had $3,538,970 of tax credit carryforwards that we estimate will be fully used in 2013. These tax credit carryforwards expire in 2021.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (Continued)

During the years ended December 31, 2011 and 2010, the Company has reversed $1,955,723 and $4,648,574, respectively related to certain foreign and domestic valuation allowances based on the assessment that it is more likely than not that the deferred tax asset will be realized.

The Company has not considered $ 137.8 million of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2012. In determining the amount of non-U.S. subsidiaries undistributed earnings, the Company does not consider a portion of the non-U.S. subsidiaries earnings as of December 31, 2012 to be subject to. U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in our international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

15.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of December 31, 2012, the Company had established reserves for proceeding-related contingencies of $2,800,197 to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. In addition, as of December 31, 2012 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,020,024.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of December 31, 2012, 530 legal actions were pending in the Brazilian ordinary courts. In addition, as of December 31, 2012, there were 3,114 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.5 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. The decision on the appeal regarding the decision that maintained the preliminary injunction is still pending on the Superior Court. In the opinion of the Company and its legal counsel, as of December 31, 2012 the amount of $3.5 million was not reserved since, $3.1 million was considered remote and $0.4 million was considered reasonably possible but not probable.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 10.4 million or $5.1 million, according to the exchange rate at December 31, 2012, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. The 8th Public Treasury Court of the County of São Paulo ruling is still pending.

In June 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.3 million according to the exchange rate as of December 31, 2012. On July 27, 2012 the Company presented administrative defenses against the authorities’ claim. The São Paulo tax authorities ruling is still pending.

In January 2005 the Brazilian subsidiary moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to these periods. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for these claims from 2005 through 2010.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority have asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $2.5 million, according to the exchange rate at December 31, 2012. On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. On August 24, 2012 the Company presented its appeal to the Board of Tax Appeals (CARF)—Conselho Administrativo de Recursos Fiscais against the tax authorities’ claims. The decision on the appeal is still pending. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judges ruled in favor of the Company and dismissed the claim against us. The Public Prosecutor appealed the decision and the Company presented its defense on December 12, 2012. The outcome of this matter is still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

From time to time, the Company is involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries are increasing as the Company’s business expands and the Company grows larger.

Operating leases

The Company has leases for office space in the various countries in which it operates. Total rental expense amounted to approximately $2,441,866, $2,275,171 and $2,388,445 for the years ended December 31, 2012, 2011 and 2010, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2013	$2,003,327
For the year ended December 31, 2014	1,493,578
For the year ended December 31, 2015	533,626
For the year ended December 31, 2016	75,739
Thereafter	—

$4,106,270

Capital leases

In 2010, 2011 and 2012 the Company through its subsidiaries signed car lease contracts to buy cars for certain employees. The remaining liability related to these lease contracts amount to $144,063 and mature between July 2013 and January 2015.

Employment Contracts

Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $1,540,000 per year, a performance based estimated bonus aggregating to approximately $1,660,000 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.

Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in note 16. Under the 2009 Plan the executive officers of the Company will receive approximately $1,705,000 in a period of 4 years and 3 months. Under the 2010 Plan the executive officers of the Company will receive approximately $3,583,000 in a period of 5 years and 3 months. Under the 2011 Plan the executive officers of the Company will receive approximately $4,325,000 in a period of 6 years and 3 months. Finally, under the 2012 Plan the executive officers of the Company will receive approximately $5,216,000 in a period of 7 years and 3 months.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long term retention plan

On August 8, 2008, the board of directors approved an employee retention program (LTRP) that will be payable 50% in cash and 50% in shares, in addition to the annual salary and bonus of certain executives. Payments will be made in the first quarter on annual basis according to the following vesting schedule:

•	Year 1 (2008): 17%

•	Year 2 (2009): 22%

•	Year 3 (2010): 27%

•	Year 4 (2011): 34%

The shares granted for the 2008 LTRP were valued at the grant-date fair market value of $36.8 per share. As of December 31, 2012, the Company fully paid the 2008 LTRP.

For the year ended December 31, 2012, the related accrued compensation expense was $20,595 corresponding $11,036 to the share portion of the award credited to Additional Paid-in Capital and $9,559 to the cash portion. For the year ended December 31, 2011, the related accrued compensation expense was $98,451 corresponding $49,246 to the share portion of the award credited to Additional Paid-in Capital and $49,205 to the cash portion included in the Balance Sheet as Payroll and social security payable. For the year ended December 31, 2010, the related accrued compensation expense was $246,357 corresponding $103,720 to the share portion of the award credited to Additional Paid-in Capital and $142,637 to the cash portion included in the Balance Sheet as Payroll and social security payable.

The following table summarizes the number of shares for each of the following groups:

	December 31,	December 31,	December 31,
Number of Shares	2012	2011	2010
Granted	21,591	21,591	21,591
Non-vested at the beginning of the year	5,100	10,163	15,015
Non-vested at the end of the year	—	5,100	10,163
Forfeited	4,218	4,218	3,847
Vested and paid to the employees	17,373	12,273	7,581
Outstanding	—	5,100	10,163

The following table details the aggregate intrinsic value and weight-average remaining contractual life of the shares at December 31, 2012:

	Outstanding
	December 31,	December 31,	December 31,
	2012	2011	2010
Shares Outstanding	—	5,100	10,163
Closing price of share	78.55	79.54	66.65
Weighted average exercise price	—	—	—

Intrinsic value	78.55	79.54	66.65
Aggregate intrinsic value	—	405,495	677,313

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long Term Retention Plan (Continued)

The following table summarizes the aggregate intrinsic value and the weight-average remaining contractual life of the shares paid at the end of December 31, 2012 under the 2008 LTRP:

	December 31, 2012		December 31, 2011		December 31, 2010
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining		remaining
	Intrinsic	contractual	Intrinsic	contractual	Number of	contractual
	value	life (years)	value	life (years)	shares	life (years)
Shares outstanding	—	—	405,495	0.25	677,313	0.81
Shares paid	498,729	—	389,367	—	191,920	—

On July 15, 2009, June 25, 2010, August 1, 2011 and June 5, 2012, the board of directors, upon the recommendation of the compensation committee approved the 2009, the 2010, 2011 and the 2012 employee retention programs (the “2009, 2010, 2011 and 2012 LTRP”). The awards under the 2009, 2010, 2011 and 2012 LTRP are fully payable in cash in addition to the annual salary and bonus of each employee.

The 2009, 2010, 2011 and 2012 LTRP will be paid in 8 equal annual quotas (12.5% each) commencing on March 31, 2010, March 31, 2011, and March 31, 2012 and March 31, 2013, respectively. Each quota is calculated as follows:

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

	December 31, 2012		December 31, 2011		December 31, 2010
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)
Outstanding LTRP 2009	3,854,742	2.25	5,070,581	2.75	5,095,701	3.25
Outstanding LTRP 2010	3,461,461	2.75	3,818,221	3.25	4,283,526	3.75
Outstanding LTRP 2011	3,288,647	3.25	3,754,634	3.75	—	—
Outstanding LTRP 2012	3,800,492	3.75	—	—	—	—

The 2009, 2010, 2011 and 2012 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to stay in the Company at the payment date.

The variable share compensation cost of the 2009, 2010, 2011 and 2012 LTRP are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. The 2009, 2010, 2011 and 2012 LTRP nominal basis share are recognized in straight line bases using the equal annual accrual method.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long Term Retention Plan (Continued)

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
LTRP 2008	$20,595	$98,451	$246,357
LTRP 2009	587,106	1,457,838	1,675,185
LTRP 2010	1,006,740	1,330,238	1,657,952
LTRP 2011	1,236,275	1,519,760	—
LTRP 2012	1,603,142	—	—

	$4,453,858	$4,406,287	$3,579,494

17.	Related Party Transactions

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

Curtidos San Luis S.A.

Until February 22, 2011, the Company leased office space from Curtidos San Luis S.A. Immediate family of Marcos Galperin (CEO) are managers and shareholders of the controlling company of Curtidos San Luis S.A. After February 14, 2011, the Company’s Argentine subsidiary moved its headquarters and Argentine operation offices to a new own office building located in the City of Buenos Aires. During the years ended December 31, 2012, 2011 and 2010, the Company recognized expenses from Curtidos San Luis S.A. totaling $nil, $253,924 and $872,768 respectively. As of December 31, 2012, the Company had recovered the last portion of the lease contract escrow for $16,553.

As of December 31, 2012 and 2011, the amounts payable to this supplier were $nil and $46,825, respectively.

During the year ended December 31, 2012, the Company bought VAT credits from Curtidos San Luis S.A. The Company recognized a gain for $24,472 related to the discount received in the transaction. As of December 31, 2012, there are no receivables related to these transactions.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

18.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2012, 2011 and 2010:

		Charged /
	Balance at	credited to	Charges	Balance
	beginning of	Net income /	Utilized /	at end of
	year	(loss)	Write-offs	year
Allowance for doubtful accounts
Year ended December 31, 2010	3,698,007	15,093,326	(7,230,765)	11,560,568
Year ended December 31, 2011	11,560,568	17,560,508	(13,169,579)	15,951,497
Year ended December 31, 2012	15,951,497	17,280,243	(20,285,663)	12,946,077
Credit cards receivable allowance for chargebacks
Year ended December 31, 2010	87,549	46,083	—	133,632
Year ended December 31, 2011	133,632	1,376,361	(1,304,886)	205,107
Year ended December 31, 2012	205,107	414,145	(458,794)	160,458
Tax valuation allowance
Year ended December 31, 2010	9,269,395	(3,946,289)	(504,853)	4,818,253
Year ended December 31, 2011	4,818,253	(1,878,518)	(54,139)	2,885,596
Year ended December 31, 2012	2,885,596	837,473	(496,892)	3,226,177
Contingencies
Year ended December 31, 2010	1,239,580	1,735,239	(1,326,285)	1,648,534
Year ended December 31, 2011	1,648,534	2,178,717	(2,062,009)	1,765,242
Year ended December 31, 2012	1,765,242	2,700,988	(1,666,033)	2,800,197

19.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2012, 2011 and 2010:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2012
Net Revenues	$83,736,006	$88,844,059	$97,266,784	$103,754,645
Gross profit	62,639,709	64,951,178	71,573,179	76,351,784
Net Income	19,637,038	25,394,824	26,067,897	30,246,388
Net Income per share-basic	0.45	0.57	0.59	0.69
Net Income per share-diluted	0.45	0.57	0.59	0.69
Weighted average shares
Basic	44,142,076	44,147,999	44,150,387	44,150,920
Diluted	44,147,796	44,152,133	44,157,321	44,152,895
2011
Net Revenues	$61,459,668	$69,378,160	$81,628,144	$86,465,653
Gross profit	47,127,964	52,439,042	61,567,671	65,741,114
Net Income	14,057,634	14,820,826	26,296,449	21,621,431
Net Income per share-basic	0.32	0.34	0.60	0.47
Net Income per share-diluted	0.32	0.34	0.60	0.47
Weighted average shares
Basic	44,131,383	44,138,105	44,141,925	44,142,020
Diluted	44,147,667	44,152,296	44,151,218	44,152,658
2010
Net Revenues	$45,937,774	$52,510,331	$55,951,378	$62,316,230
Gross profit	36,044,723	41,098,770	44,500,459	48,521,916
Net Income	9,620,601	11,673,962	18,790,963	15,939,493
Net Income per share-basic	0.22	0.26	0.43	0.36
Net Income per share-diluted	0.22	0.26	0.43	0.36
Weighted average shares
Basic	44,113,595	44,121,087	44,129,762	44,131,376
Diluted	44,149,700	44,145,255	44,151,367	44,151,762

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

20.	Cash Dividend Distribution

During the fiscal year ended December 31, 2011, the Company approved cash dividends for a total amount of $14.1 million or $0.32 per share, which had all been paid as of the year-end, except for the one approved in October 2011, consisting of $3.5 million or $0.08 per share, which was paid on January 17, 2012.

During the fiscal year ended December 31, 2012, the Company approved cash dividends for a total amount of $19.2 million or $0.436 per share, which had all been paid as of the year-end, except for the one approved in October 2012, consisting of $4.8 million or $0.109 per share, which was paid on January 15, 2013.

On February 22, 2013, the board of directors approved a quarterly cash dividend of $6.3 million (or $0.143 per share) on our outstanding shares of common stock. The first quarterly dividend is payable on April 15, 2013 to stockholders of record as of the close of business on March 29, 2013.

21.	Subsequent events

Venezuela currency status – recent developments

On February 8, 2013, the Government of Venezuela, through the Foreign Exchange Agreement No. 14, has devaluated as from February 9, 2013, the official exchange rate from 4.3 to 6.3 Bolivares Fuertes per U.S. dollars. The devaluation did not have an effect on the 2012 consolidated financial statements; however, the devaluation will require remeasurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013.

In addition, on February 8, 2013, the Government of Venezuela, through Decree No. 9381 (the “Decree”) has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), a committee that will have the authority to design, plan and execute foreign exchange policies. At the date of this consolidated financial statements, the Committee created by the Decree, is under the process of being designated.

Finally, on February 9, 2013, the Central Bank of Venezuela has eliminated the SITME, which was a former system that the Company’s Venezuelan subsidiaries had for accessing to the foreign exchange market described in Note 2 “Summary of significant accounting policies—Venezuelan currency status”. Had the devaluation occurred on December 31, 2012, and had been 6.3 Bolivares Fuertes per U.S. dollars the exchange rate at which the Company could have had access to the foreign exchange market, the Company would have recorded a translation loss of approximately $ 5.7 million on its year-end consolidated financial statements, considering the non-U.S. dollar denominated monetary assets and liabilities of the Company’s Venezuelan subsidiaries as of that date.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

21.	Subsequent events (Continued)

Acceptance of an offer to purchase – software development company

On February 13, 2013, a Company’s subsidiary received an offer to acquire 100% of the outstanding shares of a software development company located in the province of Cordoba, Argentina. The purchase price for the acquisition of this software development company is approximately $3.3 million (based on the exchange rate in effect as of December 31, 2012). The offer permits the Company’s subsidiary to terminate the acquisition, provided the Company’s subsidiary pays to the sellers a termination fee of approximately $0.3 million (based on the exchange rate in effect as of December 31, 2012). The closing of the transaction is subject to the satisfaction of certain conditions and the execution of certain transaction documents. The transaction is expected to close on April 1, 2013. At the date of issuance of these financial statements the offer has been accepted.

*   *   *   *

