Form 10-Q
period 2013-03-31
MERCADOLIBRE INC
filed 2013-05-07
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

44,152,933 shares of the issuer’s common stock, $0.001 par value, outstanding as of April 29, 2013.

MERCADOLIBRE, INC.

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

MercadoLibre, Inc.

Condensed Consolidated Financial Statements

as of March 31, 2013 and December 31, 2012

and for the three-month periods

ended March 31, 2013 and 2012

MercadoLibre, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$122,167,381	$101,489,002
Short-term investments	75,545,528	93,694,805
Accounts receivable, net	20,438,433	19,837,022
Credit cards receivables, net	40,679,729	35,816,506
Prepaid expenses	3,082,814	2,080,079
Deferred tax assets	11,585,582	11,040,543
Other assets	15,065,592	11,403,218

Total current assets	288,565,059	275,361,175
Non-current assets:
Long-term investments	94,956,562	85,955,584
Property and equipment, net	38,017,200	37,726,222
Goodwill	62,818,466	60,366,063
Intangible assets, net	7,167,610	7,279,865
Deferred tax assets	5,367,752	5,862,247
Other assets	6,328,143	6,118,120

Total non-current assets	214,655,733	203,308,101

Total assets	$503,220,792	$478,669,276

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$26,744,961	$23,976,613
Funds payable to customers	110,349,603	101,472,662
Salaries and social security payable	23,147,748	19,974,463
Taxes payable	16,057,779	19,210,568
Loans payable and other financial liabilities	115,017	84,570
Dividends payable	6,313,869	4,812,396

Total current liabilities	182,728,977	169,531,272
Non-current liabilities:
Salaries and social security payable	4,130,101	3,452,445
Loans payable and other financial liabilities	46,463	59,493
Deferred tax liabilities	8,731,036	8,975,290
Other liabilities	3,575,796	2,837,150

Total non-current liabilities	16,483,396	15,324,378

Total liabilities	$199,212,373	$184,855,650

Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	$4,000,000	$4,000,000
Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,152,933 and 44,150,920 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	$44,153	$44,151
Additional paid-in capital	120,471,777	120,468,759
Retained earnings	229,466,188	218,083,844
Accumulated other comprehensive loss	(49,973,699)	(48,783,128)

Total Equity	300,008,419	289,813,626

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$503,220,792	$478,669,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Income

For the three-month periods ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net revenues	$102,725,747	$83,736,006
Cost of net revenues	(28,649,167)	(21,096,297)

Gross profit	74,076,580	62,639,709
Operating expenses:
Product and technology development	(9,382,389)	(7,586,074)
Sales and marketing	(22,337,937)	(17,427,679)
General and administrative	(13,785,070)	(12,695,212)

Total operating expenses	(45,505,396)	(37,708,965)

Income from operations	28,571,184	24,930,744

Other income (expenses):
Interest income and other financial gains	3,394,006	3,088,560
Interest expense and other financial losses	(360,352)	(77,317)
Foreign currency losses	(6,249,714)	(1,032,978)
Other losses, net	(3,733)	(4,252)

Net income before income / asset tax expense	25,351,391	26,904,757

Income / asset tax expense	(7,828,800)	(7,267,719)

Net income	$17,522,591	$19,637,038

Less: Net Income attributable to Redeemable Noncontrolling Interest	42,338	2,428

Net income attributable to MercadoLibre, Inc. shareholders	$17,480,253	$19,634,610

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Basic EPS
Basic net income attributable to MercadoLibre, Inc.
Shareholders per common share	$0.40	$0.45

Weighted average of outstanding common shares	44,151,323	44,142,076

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc.
Shareholders per common share	$0.40	$0.45

Weighted average of outstanding common shares	44,151,357	44,147,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income	$17,522,591	$19,637,038
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(781,828)	3,579,147
Unrealized net gains on available for sale investments	528,339	693,974
Less: reclassification adjustment for gains on available for sale investments included in net income	(759,565)	(924,657)

Net change in accumulated other comprehensive (loss) income, net of income tax	(1,013,054)	3,348,464

Total Comprehensive Income	$16,509,537	$22,985,502

Less: Comprehensive Income attributable to Redeemable Noncontrolling Interest	219,854	302,248

Comprehensive Income attributable to MercadoLibre, Inc. Shareholders	$16,289,683	$22,683,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$17,480,253	$19,634,610
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income attributable to Redeemable Noncontrolling Interest	42,338	2,428
Net Devaluation Loss in Venezuela	6,420,929	—
Depreciation and amortization	2,621,339	1,966,624
Accrued interest	954,560	(816,543)
LTRP accrued compensation	1,710,752	1,849,633
Deferred income taxes	(140,238)	(190,810)
Changes in assets and liabilities:
Accounts receivable	(994,003)	1,803,522
Credit Card Receivables	(5,734,899)	(116,468)
Prepaid expenses	(1,069,904)	(673,723)
Other assets	(4,595,498)	493,886
Accounts payable and accrued expenses	2,243,694	(6,375,961)
Funds payable to customers	8,854,986	(159,063)
Other liabilities	2,297,188	1,568,047

Net cash provided by operating activities	30,091,497	18,986,182

Cash flows from investing activities:
Purchase of investments	(136,522,055)	(86,658,793)
Proceeds from sale and maturity of investments	146,413,859	83,583,664
Payment for acquired businesses, net of cash acquired	(3,224,162)	—
Purchases of intangible assets	—	(31,508)
Purchases of property and equipment	(2,861,295)	(3,696,281)

Net cash provided by (used in) investing activities	3,806,347	(6,802,918)

Cash flows from financing activities:
Dividends paid	(4,812,396)	(3,531,362)
Stock options exercised	3,020	—

Net cash used in financing activities	(4,809,376)	(3,531,362)

Effect of exchange rate changes on cash and cash equivalents	(8,410,089)	(158,641)

Net increase in cash and cash equivalents	20,678,379	8,493,261
Cash and cash equivalents, beginning of the period	101,489,002	67,381,677

Cash and cash equivalents, end of the period	$122,167,381	$75,874,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

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

As of March 31, 2013, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A.

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

Basis of presentation (Continued)

These interim condensed consolidated financial statements are stated in U.S. dollars. All intercompany transactions and balances have been eliminated.

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.7% and 99.5% of the consolidated totals during the three-month periods ended March 31, 2013 and 2012, respectively. Long-lived assets located in the foreign operations totaled $102,282,986 and $98,569,068 as of March 31, 2013 and December 31, 2012, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2013 and December 31, 2012. These financial statements also show the Company’s consolidated statements of income, of comprehensive income and of cash flows for the three-month periods ended March 31, 2013 and 2012. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013. The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period.

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

According to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010 considering the U.S. dollar to be the functional currency for such operation.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

On February 8, 2013, the Government of Venezuela, through the Foreign Exchange Agreement No. 14, has devalued as from February 9, 2013, the official exchange rate from 4.3 to 6.3 Bolivares Fuertes per U.S. dollars. The devaluation did not have an effect on the 2012 consolidated financial statements; however, the devaluation required re-measurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013.

In addition, on February 8, 2013, the Government of Venezuela, through Decree No. 9381 (the “Decree”) has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), a committee that will have the authority to design, plan and execute foreign exchange policies.

Finally, on February 9, 2013, the Central Bank of Venezuela (BCV) has eliminated the SITME, which was a former system that the Company’s Venezuelan subsidiaries had for accessing to the foreign exchange market.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas (Complementary System for the Administration of Foreign Currencies – or SICAD) which will act jointly with CADIVI (Comisión de Administración de Divisas – Committee for Foreign Currency Management). In order to operate with this new system, the companies should be registered at the Registro Automatizado (Automatized Register – or RUSAD). The acquisition of foreign currencies under this new system will be organized under an auction process where the minimum exchange rate to be offered would be 6.30 Bolivares Fuertes. At the date of issuance of these financial statements, the Company’s Venezuelan subsidiaries were unable to access to the auction process and there is no information publicly available for foreign exchange rates or planned frequency of the SICAD mechanism.

Accordingly, as of March 31, 2013, the exchange rate used to re-measure the net monetary assets of the Company’s Venezuelan subsidiaries was 6.30 Bolivares Fuertes per U.S. dollar. Moreover, transactions carried out by the Company’s Venezuelan subsidiaries were re-measured at the monthly average exchange rate for the three months then ended. The SITME rate used to remeasure foreign currency transactions was 5.3 Bolivares Fuertes per U.S. dollar. The devaluation of the official exchange rate of the Bolivares Fuertes against the U.S. dollar from 5.3 to 6.3 Bolivares Fuertes per U.S. dollar has generated a foreign currency loss of approximately $6.4 million. The Bolivares Fuertes could lose further value with respect to the U.S. dollar depending on the foreign currency exchange policies that might be adopted by the government of Venezuela in the future.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2013 and December 31, 2012 and net revenues for the three-month periods ended March 31, 2013 and 2012.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

	March 31,
	2013	2012
Venezuelan operations
Net Revenues	$15,130,551	$11,241,572

	March 31,	December 31,
	2013	2012
Assets	60,364,056	62,938,728
Liabilities	(20,966,195)	(22,652,965)

Net Assets	$39,397,861	$40,285,763

As of March 31, 2013, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 13.1% of our consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 14.6% of our consolidated cash and investments.

The Company’s business and ability to obtain U.S. dollars in Venezuela are negatively affected by the abovementioned devaluation and exchange regulations in Venezuela. In addition, the Company’s business and ability to obtain U.S. dollars in Venezuela would be further negatively affected by any additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange that the government of Venezuela may decide in the future.

Despite the current difficult macroeconomic environment in Venezuela, the Company continues to actively manage, through its Venezuelan subsidiaries, its investment in and exposure to Venezuela. Based on current operating, political and economic conditions and certain other factors in Venezuela, management continues to believe that its business plans and operating strategy in Venezuela will not be materially adversely impacted in the long run.

Income Tax Holiday in Argentina

From fiscal year 2008, the Company’s Argentine subsidiary is beneficiary of a software development law. Part of the benefits obtained from being beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2014. Aggregate tax benefit totaled $2,493,849 and $1,971,478 for the three-month periods ended March 31, 2013 and 2012, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.06 and $0.04 for the three-month periods ended March 31, 2013 and 2012, respectively.

In addition, the recently acquired software development company (see Note 4), located in the Province of Cordoba, Argentina, is also beneficiary of the aforementioned income tax holiday, however the total benefit obtained is immaterial.

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force” clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flows.

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

The following table shows how net income available to common shareholders is allocated using the two-class method, for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$17,522,591	$17,522,591	$19,637,038	$19,637,038

Net income attributable to noncontrolling interests	(42,338)	(42,338)	(2,428)	(2,428)

Change in redeemable amount of noncontrolling interest	215,960	215,960	316,298	316,298

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$17,696,213	$17,696,213	$19,950,908	$19,950,908

Net income per share of common stock is as follows for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$0.40	$0.40	$0.45	$0.45

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$17,696,213	$17,696,213	$19,950,908	$19,950,908

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,151,323	44,151,323	44,142,076	44,142,076
Adjustment for stock options	—	34	—	5,720

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,151,323	44,151,357	44,142,076	44,147,796

During the three-month periods ended March 31, 2013 and 2012, there were no anti-dilutive shares.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, Goodwill and Intangible assets

Business combinations

On March 22, 2013, the Company completed, through its subsidiaries Meli Participaciones S.L. (ETVE) and MercadoLibre S.R.L. (MercadoLibre Argentina) (together referred to as the “Buyer”), the acquisition of the 100% of equity interest in a software development company located and organized under the laws of the Province of Cordoba, Argentina. The objective of the acquisition was to enhance the capabilities of the Company in terms of software development.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $ 3,454,497 (settled in Argentine pesos 17,652,480). On such same date, the Buyer paid and agreed to: i) pay $ 2,191,781 in cash; ii) set an escrow amounting to $ 489,237 for a 24-months period, aiming to cover unexpected liabilities and negative working capital; iii) set an escrow amounting to $ 547,945 for a 36-months period, aiming to continue the employment relationship of certain key employees; and iv) pay $ 225,534 subject to the collection of certain credits held by the acquired company with certain customer.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

The escrow for the continuing employment relationship amounting to $ 0.5 million, above mentioned, will be expensed over the 36-months period or a lesser period of time if certain other conditions determined in the Selling and Purchase Agreement (SPA) occur. The escrow will be released at the end of such period, together with the accrued interest.

The purchase price for the acquisition has been measured at its fair value at the acquisition date, and the portion corresponding to the contingent consideration will be subsequently re-measured at fair value with changes through the statement of income.

The Company’s condensed consolidated statement of income includes the results of operations of the acquired business as from March 22, 2013. The net revenues and net income of the acquiree included in the Company’s condensed consolidated statement of income since the acquisition amounted to $ 56,164 and $17,621, respectively.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, Goodwill and Intangible assets (Continued)

Business combinations (Continued)

The following table summarizes the preliminary purchase price allocation for the acquisition:

Net assets acquired	$333,701
Goodwill	2,572,851

Purchase price	2,906,552

Escrow for employment relationship	547,945

Aggregate price paid	$3,454,497

The Company is still in the process of analyzing the assets acquired and liabilities assumed as a consequence of the short period of time elapsed since the acquisition date to the date of issuance of these unaudited condensed consolidated financial statements, as such, as permitted by U.S. GAAP, the above purchase price allocation is preliminary. In addition, supplemental pro-forma information required by U.S. GAAP, is impracticable after making every reasonable effort to do so, however, amounts involved are deemed to be immaterial.

Arising goodwill has been assigned proportionally to each of the segments identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segments. However, as explained above, since the transaction has been completed close to the date of issuance of these condensed consolidated financial statements, the Company’s management is still under the process of analyzing goodwill allocation.

The Company recognized goodwill for this acquisition based on management expectation that the acquired business will improve the Company’s business.

Goodwill is not deductible for tax purposes.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, Goodwill and Intangible assets (Continued)

Goodwill and Intangible assets

The composition of Goodwill and Intangible assets, as of March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Goodwill	$62,818,466	$60,366,063
Intangible assets with indefinite lives
- Trademarks	5,442,830	5,326,057
Amortizable intangible assets
- Licenses and others	3,718,584	3,829,668
- Non-compete agreement	1,193,312	1,195,509
- Customer list	1,704,258	1,708,770

Total intangible assets	$12,058,984	$12,060,004
Accumulated amortization	(4,891,374)	(4,780,139)

Total intangible assets, net	$7,167,610	$7,279,865

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended Mach 31, 2013 and the year ended December 31, 2012, are as follows:

	Period ended March 31, 2013 (Unaudited)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of period	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063
- Business acquisition	1,260,697	635,494	—	180,100	391,073	66,894	38,593	2,572,851
- Effect of exchange rates changes	157,899	(740,248)	119,534	559,800	—	(205,893)	(11,540)	(120,448)

Balance, end of the period	$12,124,877	$18,784,340	$7,234,745	$12,144,680	$5,237,103	$5,758,137	$1,534,584	$62,818,466

	Year ended December 31, 2012 (Audited)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948
- Effect of exchange rates changes	(957,162)	(2,694,680)	537,752	782,941	—	529,610	73,654	(1,727,885)

Balance, end of the year	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, Goodwill and Intangible assets (Continued)

Goodwill and Intangible assets (Continued)

Intangible assets subject to amortization

Intangible assets subject to amortization are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $220,859 and $268,163 for the three-month periods ended March 31, 2013 and 2012, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years, as of March 31, 2013 is as follows:

For year ended 12/31/2013	$592,872
For year ended 12/31/2014	605,509
For year ended 12/31/2015	462,890
For year ended 12/31/2016	63,509
Thereafter	—

$1,724,780

5.	Segment reporting

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown to reflect the evaluation of the Company’s performance defined by the management. The Company’s segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and USA).

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

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$47,765,683	$25,620,747	$7,790,301	$15,130,551	$6,418,465	$102,725,747
Direct costs	(30,993,544)	(13,475,710)	(4,116,828)	(6,008,108)	(2,867,981)	(57,462,171)

Direct contribution	16,772,139	12,145,037	3,673,473	9,122,443	3,550,484	45,263,576
Operating expenses and indirect costs of net revenues						(16,692,392)

Income from operations						28,571,184

Other income (expenses):
Interest income and other financial gains						3,394,006
Interest expense and other financial results						(360,352)
Foreign currency loss						(6,249,714)
Other losses, net						(3,733)

Net income before income / asset tax expense						$25,351,391

	Three Months Ended March 31, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$42,164,654	$18,116,469	$6,583,865	$11,241,572	$5,629,446	$83,736,006
Direct costs	(25,743,214)	(8,122,935)	(3,646,637)	(4,847,335)	(2,815,667)	(45,175,788)

Direct contribution	16,421,440	9,993,534	2,937,228	6,394,237	2,813,779	38,560,218
Operating expenses and indirect costs of net revenues						(13,629,474)

Income from operations						24,930,744

Other income (expenses):
Interest income and other financial gains						3,088,560
Interest expense and other financial results						(77,317)
Foreign currency loss						(1,032,978)
Other losses, net						(4,252)

Net income before income / asset tax expense						$26,904,757

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following table summarizes the allocation of the long-lived tangible assets based on geography, as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
US long-lived tangible assets	$5,701,911	$6,782,077
Other countries long-lived tangible assets
Argentina	17,480,192	16,955,438
Brazil	2,416,870	2,421,618
Mexico	367,901	378,653
Venezuela	8,775,841	8,455,816
Other countries	3,274,485	2,732,620

	$32,315,289	$30,944,145

Total long-lived tangible assets	$38,017,200	$37,726,222

The following table summarizes the allocation of the goodwill and intangible assets based on geography, as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
US intangible assets	$18,380	$21,005
Other countries goodwill and intangible assets
Argentina	20,048,789	20,328,154
Brazil	12,140,227	10,724,007
Mexico	15,496,348	14,644,795
Venezuela	6,986,099	6,595,117
Other countries	15,296,233	15,332,850

	$69,967,696	$67,624,923

Total goodwill and intangible assets	$69,986,076	$67,645,928

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	March 31,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2013	(Level 1)	(Level 2)	2012	(Level 1)	(Level 2)
	(Unaudited)			(Audited)
Assets
Cash and Cash Equivalents:
Money Market Funds	$24,327,225	$24,327,225	$—	$23,033,357	$23,033,357	$—
Investments:
Asset backed securities	17,645,028		17,645,028	18,826,833		18,826,833
Sovereign Debt Securities	20,948,701	20,948,701		21,453,141	21,453,141
Corporate Debt Securities	59,383,533	59,383,533		51,991,294	51,991,294

Total Financial Assets	$122,304,487	$104,659,459	$17,645,028	$115,304,625	$96,477,792	$18,826,833

As of March 31, 2013, the Company’s financial assets valued at fair value consisted of assets valued using i) unadjusted quoted prices in active markets (level 1) and ii) other observable inputs (level 2). Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets. Level 2 instruments are obtained from readily-available pricing sources for comparable instruments (level 2). As of March 31, 2013, the Company did not have any assets without observable market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of March 31, 2013 and December 31, 2012, the Company had $72,524,827 and $87,379,121 of short-term investments, which consisted of time deposits. Those investments are accounted for at amortized cost which, as of March 31, 2013 and December 31, 2012, approximates their fair values.

As of March 31, 2013 and December 31, 2012, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March 31, 2013 and December 31, 2012:

	Balances as of	Significant other	Balances as of	Significant other
	March 31,	observable inputs	December 31,	observable inputs
	2013	(Level 2)	2012	(Level 2)
	(Unaudited)		(Audited)
Assets
Time Deposits	$72,524,827	72,524,827	$87,379,121	87,379,121
Accounts and Credit Cards receivable	61,118,162	61,118,162	55,653,528	55,653,528
Prepaid expenses and Other assets	24,476,549	24,476,549	19,601,417	19,601,417

Total Assets	$158,119,538	$158,119,538	$162,634,066	$162,634,066

Liabilities
Accounts and funds payable	$137,094,564	$137,094,564	$125,449,275	$125,449,275
Salaries and social security payable	17,286,907	17,286,907	14,994,186	14,994,186
Tax payable	16,057,779	16,057,779	19,210,568	19,210,568
		—		—
Other liabilities:	10,051,147	10,051,147	7,793,608	7,793,608

Total Liabilities	$180,490,397	$180,490,397	$167,447,637	$167,447,637

As of March 31, 2013 and December 31, 2012, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles. As of March 31, 2013 and December 31, 2012, the Company does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

As of March 31, 2013 and December 31, 2012, the fair value of short and long-term investments classified as available for sale securities are as follows:

	March 31, 2013 (Unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$24,324,600	$3,349	$(724)	$24,327,225

Total Cash and cash equivalents	$24,324,600	$3,349	$(724)	$24,327,225

Short-term investments
Sovereign Debt Securities	$1,465,966	$1,831	$—	$1,467,797
Corporate Debt Securities	1,548,549	4,529	(175)	1,552,903

Total Short-term investments	$3,014,515	$6,360	$(175)	$3,020,700

Long-term investments
Sovereign Debt Securities	$19,230,204	$250,700	$—	$19,480,904
Corporate Debt Securities	57,427,241	516,991	(113,603)	57,830,629
Asset Backed Securities (2)	17,517,998	207,795	(80,764)	17,645,029

Total Long-term investments	$94,175,443	$975,486	$(194,367)	$94,956,562

Total	$121,514,558	$985,195	$(195,266)	$122,304,487

	December 31, 2012 (Audited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$23,030,970	$3,400	$(1,013)	$23,033,357

Total Cash and cash equivalents	$23,030,970	$3,400	$(1,013)	$23,033,357

Short-term investments
Corporate Debt Securities	$6,314,939	$1,032	$(287)	$6,315,684

Total Short-term investments	$6,314,939	$1,032	$(287)	$6,315,684

Long-term investments
Sovereign Debt Securities	$21,153,227	$299,914	$—	$21,453,141
Corporate Debt Securities	45,089,831	630,807	(45,028)	45,675,610
Asset Backed Securities (2)	18,568,996	301,544	(43,707)	18,826,833

Total Long-term investments	$84,812,054	$1,232,265	$(88,735)	$85,955,584

Total	$114,157,963	$1,236,697	$(90,035)	$115,304,625

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of March 31, 2013 and December 31, 2012.
(2)	Asset backed securities have investment grade credit ratings.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

As of March 31, 2013, the estimated fair values of short-term and long-term investments classified by its contractual maturities were as follows:

One year or less	$27,347,926
One year to two years	15,623,637
Two years to three years	16,763,846
Three years to four years	20,505,211
Four years to five years	17,353,553
More than five years	24,710,314

Total	$122,304,487

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of March 31, 2013, the Company had established reserves for proceeding-related contingencies of $3,538,755 to cover legal actions against the Company. In addition, as of March 31, 2013 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,215,317.

No loss amount has been accrued for such possible legal actions of which the most significant ones (individually or in the aggregate) are described below.

As of March 31, 2013, 557 legal actions were pending in the Brazilian ordinary courts. In addition, as of March 31, 2013, there were 3,563 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On May 28, 2012, the Plaintiff filed an appeal related to the injunction relief to the State Court of Appeals and the Brazilian subsidiaries presented their defense on August 16, 2012. The Superior court’s ruling is still pending. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. As of March 31, 2013 the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

City of São Paulo Tax Claims

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.4 million according to the exchange rate as of September 30, 2012. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. As of March 31, 2013, the ruling of mentioned appeal was still pending. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. On March 1, 2012 the Company presented its defense. On August 29, 2012 a conciliatory hearing was held, but no agreement was reached. On October 22, 2012, the Lower Court Judges ruled in favor of MercadoLivre and dismissed the claim against MercadoLivre. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. As of the date of these condensed consolidated financial statements, the decision was not yet appealed by the state prosecutor to the Brazilian Superior Court of Justice. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

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

The following tables summarize the 2009, 2010, 2011 and 2012 Long Term Retention Plans (LTRP) accrued compensation expense for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
LTRP 2009	$407,920	$677,819
LTRP 2010	393,796	584,157
LTRP 2011	411,200	567,062
LTRP 2012	497,835	—

MercadoLibre, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

9.	Cash dividend distribution

On January 15, 2013, the Company paid the 2012 last quarterly cash dividend distribution of $4.8 million (or $0.109 per share) to stockholders of record as of the close of business on December 31, 2012.

On February, 22 2013 the board of directors had approved the first 2013 quarterly cash dividend of $6.3 million (or $0.143 per share) on our outstanding shares of common stock. This first quarterly dividend has been paid on April 15, 2013 to stockholders of record as of the close of business on March 29, 2013.

On April 30, 2013, the board of directors declared the second 2013 quarterly cash dividend of $6.3 million (or $0.143 per share), payable to the holders of the Company’s common stock. This second quarterly cash dividend will be paid on July 15, 2013 to stockholders of record as of the close of business on June 28, 2013.

10.	Subsequent events

Office building acquisition agreement

On April 2013, the Company agreed to acquire three floors or 3,865 square meters in a new office building located in Buenos Aires for a total amount of $17,972,250 plus VAT. The price will be paid in Argentine pesos. The Company paid $359,445 plus VAT in advance and will pay $3,235,005 plus VAT at the date of signing of the purchase agreement. The remaining $14,377,800 plus VAT will be paid in seven monthly installments beginning in June 2013.

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

•

political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and the changes to the exchange rate system, by including the Complementary System for the Administration of Foreign Currencies (SICAD—as for its Spanish acronym).

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. The material risks and uncertainties (in addition to those referred to above and elsewhere in this report) that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013 and in other reports we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be a material risk at this time that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2013 and 2012;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

Reporting Segments and Geographic information

Our segment reporting is based on geographic areas, which is the current criteria we are using to evaluate our segment performance. Our geography segments include Brazil, Argentina, Mexico, Venezuela and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and United States of America (real estate classified in the State of Florida)).

Recent developments

Acquisition of a software development company

On March 22, 2013, the Company completed, through its subsidiaries Meli Participaciones S.L. (ETVE) and MercadoLibre S.R.L. (MercadoLibre Argentina) (together referred to as the “Buyer”), the acquisition of the 100% of equity interest in a software development company located and organized under the laws of the Province of Cordoba, Argentina. The objective of the acquisition was to enhance the capabilities of the Company in terms of software development.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $ 3.5 million (settled in Argentine pesos 17.7 million). On such same date, the Buyer paid and agreed to paid the purchase price as follows: i) $ 2.2 million paid in cash; ii) set an escrow amounting to $ 0.5 million for a 24-months period, aiming to cover unexpected liabilities and working capital; iii) set an escrow amounting to $ 0.5 million for a 36-months period, aiming to continue the employment relationship of certain key employees; and iv) $ 0.2 million subject to the collection of certain credits held by the acquired company with certain customer.

Acquisition of office building

On April 2013, the Argentine subsidiary agreed to acquire three floors or 3,865 square meters in a new office building located in Buenos Aires for a total amount of $18.0 million plus VAT. The price will be paid in Argentine pesos. At the date of this report, the Company paid $0.4 million plus VAT in advance and will pay $3.2 million plus VAT at the date of the signing of the purchase agreement. The remaining $14.4 million plus VAT will be paid in seven monthly installments beginning in June 2013.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and United States of America).

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

Since the third quarter of 2010, we have offered payment processing through our MercadoPago solution at no added cost in Brazil and Argentina. On April 15, 2011 and November 10, 2011, we launched a new and improved version of our MercadoPago payments platform that may be used for all our marketplace transactions in Mexico and Venezuela, respectively. We also made offering MercadoPago mandatory in our Mexican, and more recently, in our Venezuelan, marketplace listings (with the exception of free listings). This change in pricing results, with respect to marketplace transactions, in our no longer charging our users in Mexico or Venezuela a specific fee for processing on-platform payments as we did in the past. When more than one service is included in one single arrangement with the customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

We continue generating payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions charged to sellers for the use of the MercadoPago on off-marketplace-platform transactions; and

•	revenues from financing that occurred when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our marketplace platform.

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2013 and 2012:

	Three-Month Period Ended
	March 31,
(% of total consolidated net revenues)	2013	2012
Brazil	46.5%	50.4%
Argentina	24.9	21.6
Venezuela	14.7	13.4
Mexico	7.6	7.9
Other Countries	6.2	6.7

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in net revenues for the three-month periods ended March 31, 2013 and 2012:

	Three Month Period Ended		Change from 2012
	March 31,		to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$47.8	$42.2	$5.6	13.3%
Argentina	25.6	18.1	7.5	41.4
Venezuela	15.1	11.2	3.9	34.6
Mexico	7.8	6.6	1.2	18.3
Other Countries	6.4	5.6	0.8	14.0

Total Net Revenues	$102.7	$83.7	$19.0	22.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2013 and 2012, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See — “Critical accounting policies and estimates — Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 6.2% and 6.5% of net revenues for the three-month periods ended March 31, 2013 and 2012.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization and hosting and site operation fees.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

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

Other (expenses) income, net

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

There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2012.

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average rates in effect during the period/year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency loss”.

Venezuelan currency status

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary as from January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations.

On May 14, 2010, the Venezuelan government enacted reforms to its exchange regulations making the Venezuelan Central Bank (BCV) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

Under this system, known as the SITME, entities domiciled in Venezuela could purchase U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital goods. We began to use the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which has been settled at Bolivares Fuertes 5.3.

On February 8, 2013, the Government of Venezuela, through the Foreign Exchange Agreement No. 14, has devalued as from February 9, 2013, the official exchange rate from 4.3 to 6.3 Bolivares Fuertes per U.S. dollars. The devaluation required re-measurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. This devaluation has generated a foreign currency loss of approximately $6.4 million.

In addition, on February 8, 2013, the Government of Venezuela, through Decree No. 9381 (the “Decree”) has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), a committee that will have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV has eliminated the SITME.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas (Complementary System for the Administration of Foreign Currencies – or SICAD) and it will act jointly with CADIVI. In order to operate with this new system, the companies should be registered at the Registro Automatizado (Automatized Register – or RUSAD). The acquisition of foreign currencies under this new system will be organized under an auction process where the minimum exchange rate to be offered would be 6.30 Bolivares Fuertes. At the date of this report, we were unable to access to the auction process and there is no information available on the details or planned frequency of the SICAD mechanism. There can be no assurance that the SICAD market will provide a currency exchange in a manner widely available to the extent that our Venezuelan operations will be able to obtain U.S. dollars for dividends remittances.

Accordingly, as of March 31, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was 6.30 Bolivares Fuertes per U.S. dollar.

Until 2010 we were able to obtain U.S. dollars using alternative mechanisms other than through the Commission for the Administration of Foreign Exchange (CADIVI). These U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. No dividends were distributed since 2011 from our Venezuelan subsidiaries.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2013 and December 31, 2012 and net revenues for the three-month periods ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013	2012
Venezuelan operations
Net Revenues	$15,130,551	$11,241,572

	As of March 31, 2013	As of December 31, 2012
Assets	60,364,056	62,938,728
Liabilities	(20,966,195)	(22,652,965)

Net Assets	$39,397,861	$40,285,763

As of March 31, 2013, net assets of our Venezuelan subsidiaries amount to approximately 13.1% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 14.6% of our consolidated cash and investments.

Our business and ability to obtain U.S. dollars in Venezuela are negatively affected by the abovementioned devaluation and exchange regulations in Venezuela. In addition, our business and ability to obtain U.S. dollars in Venezuela would be further negatively affected by additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange that the government of Venezuela may decide in the future.

Despite the current difficult macroeconomic environment in Venezuela, we continue to actively manage, through our Venezuelan subsidiaries, our investment in and exposure to Venezuela. Based on current operating, political and economic conditions and certain other factors in Venezuela, we continue to believe that our business plans and operating strategy in Venezuela will not be materially adversely impacted in the long run.

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

Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. Although the controls and restrictions on the acquisition of foreign currencies in Argentina do place certain limitations on our current ability to convert cash generated by our Argentine subsidiaries to currencies different from the Argentine peso, based on the current state of Argentine currency rules and regulations, we do not expect that the current controls and restrictions, will have a material adverse effect on our business plans in Argentina nor on our overall business, financial condition and results of operations.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report, Item 3 of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2012 and in Note 7 to our unaudited interim condensed consolidated financial statements, included in this report. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Results of operations for the three-month period ended March 31, 2013 compared to three-month period ended March 31, 2012

The selected financial data for the three-month periods ended March 31, 2013 and 2012 have been derived from our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. Results of operations for the three-month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013 or for any other period.

Statement of income data

	Three Months Ended March 31,
(In millions)	2013 (*)	2012 (*)
	(Unaudited)
Net revenues	$102.7	$83.7
Cost of net revenues	(28.6)	(21.1)

Gross profit	74.1	62.6
Operating expenses:
Product and technology development	(9.4)	(7.6)
Sales and marketing	(22.3)	(17.4)
General and administrative	(13.8)	(12.7)

Total operating expenses	(45.5)	(37.7)

Income from operations	28.6	24.9

Other income (expenses):
Interest income and other financial gains	3.4	3.1
Interest expense and other financial charges	(0.4)	(0.1)
Foreign currency losses	(6.2)	(1.0)
Other losses, net	(0.0)	(.0)

Net income before income / asset tax expense	25.4	26.9

Income / asset tax expense	(7.8)	(7.3)

Net income	$17.5	$19.6

Less: Net Income attributable to Noncontrolling	.0	.0

Net income available to common shareholders	$17.5	$19.6

(*)	The table above may not add due to rounding.

Other Data

	Three Months Ended March 31,
(In millions)	2013	2012
Number of confirmed registered users at end of the period [1]	85.7	69.5
Number of confirmed new registered users during the period [2]	4.2	3.6
Gross merchandise volume [3]	1,563.3	1,321.7
Number of items sold [4]	18.1	15.0
Total payment volume [5]	532.1	370.1
Total payment transactions [6]	6.7	4.9
Capital expenditures	6.7	3.0
Depreciation and amortization	2.6	2.0

1-	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
2-	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
4-	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
6-	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Three Month Period Ended March 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues	$102.7	$83.7	$19.0	22.7%

As a percentage of net revenues (*)	100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The 22.7% growth in net revenues in the first quarter of 2013 as compared to the same period of 2012 resulted mainly from a 18.3% increase in the gross merchandise volume (“GMV”) transacted through our platform during the first quarter of 2013 as compared to the same period of 2012. This GMV growth resulted from a 20.5% increase in items sold when comparing those periods. Non-marketplace revenues from financing and off-platform payments grew 44.9% in the first quarter of 2013 as compared to the same period in 2012, mainly as a consequence of a 43.8% increase in the total payments volume (“TPV”) paid using MercadoPago. Finally, classified and ad sales revenues for the first quarter of 2013 grew 20.7% as compared to the same period of 2012.

Measured in local currencies, net revenues grew 36.3% during the three-month period ended March 31, 2013 as compared to the same period in 2012. The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2012 and applying them to the corresponding months in 2013, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The following table summarizes the changes in net revenues by each reporting segment for the three-month periods ended March 31, 2013 and 2012:

	Three Month Period Ended		Change from 2012
	March 31,		to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$47.8	$42.2	$5.6	13.3%
Argentina	25.6	18.1	7.5	41.4
Venezuela	15.1	11.2	3.9	34.6
Mexico	7.8	6.6	1.2	18.3
Other Countries	6.4	5.6	0.8	14.0

Total Net Revenues	$102.7	$83.7	$19.0	22.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the three-month periods ended March 31, 2013 and 2012, increased across all segments.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages) (*)
2013
Net Revenues	$102.7	n/a	n/a	n/a
Percent change from prior quarter	-1%
2012
Net Revenues	$83.7	$88.8	$97.3	$103.8
Percent change from prior quarter	-3%	6%	9%	7%
2011
Net Revenues	$61.5	$69.4	$81.6	$86.5
Percent change from prior quarter	-1%	13%	18%	6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Cost of net revenues

	Three-Month Period Ended March 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$28.6	$21.1	$7.5	35.7%

As a percentage of net revenues (*)	27.9%	25.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2013, the increase in cost of net revenues as compared to the same period of 2012 was primarily attributable to an increase of collection fees by $3.1 million. The increase in collection fees, which occurred primarily in Brazil and Argentina, was a result of the higher penetration of our payment solution into our marketplace, which derived in higher collection fee cost and additional collections related services contracted. For the three months ended March 31, 2013, total TPV represents 34.0% of our total GMV (excluding motor vehicles, vessels, aircraft and real estate) as compared to 28.0% for the three months ended 2012. Moreover, during the three months ended March 31, 2013 as compared to the same period in 2012, expenditures related to our in-house customer support operations increased by $1.8 million, or 35.6%, primarily driven by an increase in compensation and recruitment costs, and increased investments in customer service operations to improve our users’ experience. The increased compensation costs and recruitment operational are incurred in order to improve our service and our initiatives to combat fraud, illegal items and fee evasion. In addition, sales taxes and other operational taxes increased by $0.9 million, or 16.2%, as compared to the same period in 2012, mainly as a consequence of increases in net revenues. For the three-month period ended March 31, 2013, our hosting cost increased by $0.6 million as compared to the same period in 2012. Finally, our fraud prevention cost increased by $0.7 million as compared to the same period in 2012.

Product and technology development

	Three Month Period Ended March 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$9.4	$7.6	$1.8	23.7%

As a percentage of net revenues (*)	9.1%	9.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2013, the growth in product and technology development expenses as compared to the same period in 2012, was primarily attributable to an increase of $1.0 million, or 24.9%, in compensation costs. This increase in compensation expenses were primarily related to increases in compensation costs and to the addition of engineers, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Product and technology development expenses also grew during the three-month period ended March 31, 2013 as compared to the same period in 2012 as a consequence of an increase of $0.5 million, or 41.0%, in depreciation and amortization expenses and an increase of $ 0.2 million, or 19.6%, in other product development expenses.

Sales and marketing

	Three Month Period Ended March 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$22.3	$17.4	$4.9	28.2%

As a percentage of net revenues (*)	21.7%	20.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2013, the $4.9 million increase in sales and marketing expenses as compared to the same period in 2012 was primarily attributable to: i) an increase of $1.8 million in total chargebacks expenses mainly attributable to our Brazilian operation; ii) an increase of $1.5 million in salaries as compared to the same period in 2012, driven by higher salaries to retain talent; iii) on-line marketing increased by $1.0 million, or 25.5%, as compared to the same period of 2012. In addition, off-line marketing also increased by $1.0 million, from $0.1 million during the three months ended March 31, 2012 to $1.1 million in the same period of 2013 mainly as a consequence of the production of new campaigns in Latin American television; iv) the increase in sales and marketing expenses was partially offset by a decrease of $0.9 million in bad debt. Bad debt represented 4.0% and 6.0% of net revenues for the three months ended March 31, 2013 and 2012, respectively.

General and administrative

	Three Month Period Ended March 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
General and administrative	$13.8	$12.7	$1.1	8.6%

As a percentage of net revenues (*)	13.4%	15.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2013, general and administrative expenses increased by $1.1 million as compared to the same period of 2012, primarily attributable to a $1.4 million increase in salaries, which includes compensation costs related to our LTRP, and an increase of $0.7 million in legal expenses. These increases were partially offset by a decrease in other general and administrative expenses of $0.6 million and by a decrease of $0.3 million in office expenses.

Other (expenses) income, net

	Three Month Period Ended March 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Other (expenses) income, net	$(3.2)	$2.0	$(5.2)	-263.1%

As a percentage of net revenues	3.1%	2.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2013 as compared to the same period in 2012, the $5.2 million decrease in other (expense) income, net was primarily attributable to a consolidated loss in foreign exchange of $6.2 million as compared to a $1.0 million loss in the same period in 2012. This increase in foreign exchange loss was mainly attributable to the $6.4 million foreign exchange loss relating to the devaluation in Venezuela, which occurred on February 8, 2013, which devalued the exchange rate from 5.3 Bolivares Fuertes per U.S. dollar to 6.3 Bolivares Fuertes per U.S. dollar. Particularly, this loss relates to the monetary assets and liabilities held by our Venezuela subsidiaries in Bolivares Fuertes.

Income and asset tax

	Three-Month Period Ended March 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Income and asset tax	$7.8	$7.3	$0.5	7.7%

As a percentage of net revenues (*)	7.6%	8.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

During the three-month period ended March 31, 2013 as compared to the same period in 2012, income and asset tax increased by $0.5 million, mainly as a consequence of an increase in permanent differences period over period.

For the three-month period ended March 31, 2013, our income and asset tax expense margin was lower as compared to the same period in the previous year from 8.7% to 7.6%, because our income and asset tax expense margin was positively impacted by a decrease in income tax charge in Brazil as a consequence of permanent tax differences period over period. Our income and asset tax expense margin was also positively impacted by the effect of a higher pre-tax income in our Argentine subsidiary, which has a lower effective tax rate as a consequence of the software development law.

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

The following table summarizes the changes in our blended and effective tax rate for the three-month periods ended March 31, 2013 and 2012:

	Three-Month Period Ended
	March 31,
	2013	2012
Blended tax rate	30.9%	27.0%
Effective tax rate	29.6%	29.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Our blended tax rate increased 3.9% from the three-month period ended March 31, 2013 to the same period in 2012 mainly as a result of the foreign exchange loss of $6.4 million related to the devaluation of the Bolivares Fuertes against the U.S. dollar in Venezuela in February 2013, which was considered as non-deductible for tax purposes.

Our effective tax rate has not changed during the three-month period ended March 31, 2013 as compared to the same period in 2012.

The following table sets forth our effective income tax rate related to our main locations for the three-month periods ended March 31, 2013 and 2012:

	Three-Month Period Ended
	March 31,
	2013	2012
Effective tax rate by country
Argentina	17.6%	15.8%
Brazil	34.7%	37.7%
Mexico	31.6%	39.3%
Venezuela	143.7%	33.5%

The Company’s Argentine subsidiary is a beneficiary of a software development law granting it a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the three-month periods ended March 31, 2013 and 2012 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher but, in that case, we would have pursued an alternative tax planning strategy. In addition, the Argentine government issued a new software development law which is still waiting for the regulatory decree. If the Argentine subsidiary qualifies under the new software development law, it is possible that the current Argentine income tax relief we benefit from could be reduced slightly. However, under the new law, it is also possible that the tax holiday would be extended for an additional five years, while also providing us with certain other fiscal benefits.

The increase in our Argentine operation’s effective income tax rate for the three-month period ended March 31, 2013 as compared to the same period in 2012 as a consequence of changes in both temporary and permanent tax differences including the relief in the income tax expense derived from the application of the software development law.

For the three-month period ended March 31, 2013, our Brazilian effective income tax rate was slightly higher than the local statutory rate of 34% mainly as a consequence of changes in temporary tax differences.

For the three-month period ended March 31, 2013, our Mexican effective income tax rate was higher than the local statutory rate of 30% mainly as a result of changes in temporary tax differences. For the three-month period ended March 31, 2012, our Mexican effective income tax rate was higher than the local statutory rate of 30% mainly as a result of changes in temporary and permanent tax differences.

For the three-month period ended March 31, 2013, our Venezuelan effective income tax rate was significantly higher than the local statutory rate of 34%, mainly due to the impact of the devaluation of the Bolivares Fuertes in February 2013, which is considered as a permanent difference for U.S. GAAP reporting purposes and net of other temporary differences.

Our effective tax rate reflects the tax effect of significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%, especially in the case of Argentina, where we have significant operations with a low effective tax rate as a consequence of an Argentine tax holiday from which we benefit. A future change in the mix of pretax income from these various tax jurisdictions would impact the Company’s periodic effective tax rate.

We do not expect to have a significant impact in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions and to fund the payment of quarterly cash dividends on shares of our common stock.

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

At March 31, 2013, our main source of liquidity, amounting to $197.7 million of cash and cash equivalents and short-term investments and $95.0 million of long-term investments has been provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised by available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of March 31, 2013, cash and investments of foreign subsidiaries amounted to $242.1 million or 82.7% of our consolidated cash and investments and approximately 60.2% of consolidated cash and investments are held outside the U.S., mostly in Brazil, Argentina and Venezuela. Our strategy is to reinvest our undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2013 and 2012:

	Three-Month Period Ended March 31,
(In millions)	2013	2012
Net cash provided by (used in):
Operating activities	$30.1	$19.0
Investing activities	3.8	(6.8)
Financing activities	(4.8)	(3.5)
Effect of exchange rates on cash and cash equivalents	(8.4)	(0.2)

Net increase in cash and cash equivalents	$20.7	$8.5

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Three Month Period Ended		Change from 2012
	March 31,		to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$30.1	$19.0	$11.1	58.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $11.1 million increase in net cash provided by operating activities during the three-month period ended March 31, 2013 as compared to the same period in 2012 was mainly attributable to a $6.4 million non-cash foreign exchange loss relating to the devaluation in Venezuela. Additionally, accrued interest increased by $1.8 million and depreciation and amortization increased by $0.7 million, in that same period. These non-cash effects were partially offset by a $2.2 million decrease in net income. Finally, the increase in net cash provided by operating activities was attributable to an increase in MercadoPago working capital by $3.4 million and other changes in working capital amounting to $1.1 million.

Net cash provided by (used in) investing activities

	Three Month Period Ended March 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Investing activities	$3.8	$(6.8)	$10.6	156.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash provided by investing activities in the three-month period ended March 31, 2013 resulted mainly from proceeds from the sale and maturity of investments of $146.4 million partially offset by purchases of investments for $136.5 million, as part of our financial strategy. Additionally, we used $2.9 million of cash during the three-month period ended March 31, 2013 to make capital expenditures mainly related to technological equipment and software licenses and $3.2 million to fund the acquisition of a software development company located in the Province of Cordoba, Argentina.

Net cash used in financing activities

	Three Month Period Ended March 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$(4.8)	$(3.5)	$(1.3)	36.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2013, our primary use of cash was to fund the $4.8 million quarterly cash dividends paid on January 15, 2013.

For the three-month period ended March 31, 2012, our primary use of cash was to fund the $3.5 million quarterly cash dividends paid on January 17, 2012.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

As of March 31, 2013, we recorded $6.3 million of dividends payable to our stockholders. In addition, as of March 31, 2013, our outstanding debt of $0.2 million is related to Argentine car lease contracts.

Cash Dividends

On January 15, 2013, we paid the fourth quarterly cash dividend for $4.8 million (or $0.109 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2012. On February 22, 2013, our board of directors approved a quarterly cash dividend of $6.3 million (or $0.143 per share) on our outstanding shares of common stock. The dividend was paid on April 15, 2013 to stockholders of record as of the close of business on March 29, 2013.

On April 30, 2013, the board of directors declared a quarterly cash dividend of $6.3 million (or $0.143 per share) on our outstanding shares of common stock. The dividend will be paid on July 15, 2013 to stockholders of record as of the close of business on June 28, 2013.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures for the three-month period ended March 31, 2013 and 2012 amounted to $6.7 million and $3.7 million, respectively. During the three months ended March 31, 2013 we acquired the 100% ownership interest in a software development company located in the Province of Cordoba, Argentina at an aggregate purchase price of $3.4 million.

On April 2013, the Company agreed to acquire three floors or 3,865 square meters in a new office building located in Buenos Aires for a total amount of $18.0 million plus VAT. The price will be paid in Argentine pesos. The Company paid $0.4 million plus VAT in advance and will pay $3.2 million plus VAT at the date of signing of the purchase agreement. The remaining $14.4 million plus VAT will be paid in seven monthly installments beginning in June 2013.

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

Off-balance sheet arrangements

At March 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force” clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP), we use free cash flows, adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share as non-GAAP measures.

These non-GAAP measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. These non-GAAP financial measures should only be used to evaluate our results of operations in conjunction with the most comparable GAAP financial measures.

Reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measure can be found in the tables included in this quarterly report.

Non-GAAP financial measures are provided to enhance investors’ overall understanding of our current financial performance. Specifically, we believe that free cash flow provides useful information to both management and investors by excluding payments for the acquisition of property, equipment, of intangible assets and of businesses net of cash acquired, that may not be indicative of our core operating results. In addition, we report free cash flows to investors because we believe that the inclusion of this measure provides consistency in our financial reporting.

Free cash flow represents cash from operating activities less payment for the acquisition of property, equipment and intangible assets and acquired businesses net of cash acquired. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after the purchases of property, and equipment, of intangible assets and of acquired businesses net of cash acquired. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period.

Reconciliation of Operating Cash Flows to Free Cash Flows

	Three Months Ended March 31,
	2013	2012

Net Cash provided by Operating Activities	$30.1	$19.0
Payment for acquired businesses, net of cash acquired	(3.2)	—
Purchase of intangible assets	—	(0.0)
Purchases of property and equipment	(2.9)	(3.7)

Free cash flows	$24.0	$15.3

The table above may not total due to rounding.

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela, because it may not be indicative of our results of operations. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for the period.

	Three Months
	Ended March
	31, 2013(**)
Net income before income / asset tax expense	$25.4
Devaluation loss in Venezuela	6,4

Adjusted Net income before income / asset tax expense	$31.7

Income and asset tax	(7.8)
Income tax effect on devaluation loss in Venezuela	(0.5	) (1)

Adjusted Income and asset tax	$(8.4)

Net Income	$17.5
Devaluation loss in Venezuela	6.4
Income tax effect on devaluation loss in Venezuela	(0.5	) (1)

Adjusted Net Income	$23.4

Adjusted Blended Tax Rate	26.4%

Weighted average of outstanding common shares	44,151,323
Adjusted Earnings per share	$0.53

(**)	Stated in millions of U.S. dollars.
(1)	Income tax charge related to the Venezuela devaluation under local tax norms.

The table above may not total due to rounding.

Item 3	— Qualitative and Quantitative Disclosure About Market Risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Real due to Brazil’s share of our revenues, may affect the value of our financial assets and liabilities.

Foreign currencies

At March 31, 2013, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to a highly inflationary environment. As of March 31, 2013, the total cash and cash equivalents denominated in foreign currencies totaled $97.8 million, short-term investments denominated in foreign currencies totaled $72.5 million and accounts receivable and credit cards receivables in foreign currencies totaled $60.9 million. As of March 31, 2013, we had long-term investments denominated in foreign currencies amounted to $3.1 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of March 31, 2013, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $27.4 million and our dollar-denominated long-term investments totaled $91.8 million. For the three-month period ended March 31, 2013, we had a consolidated loss on foreign currency of $6.2 million, mainly related to the monetary assets held in our Venezuelan subsidiaries. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month periods ended March 31, 2013 compared to three-month period ended March 31, 2012 — Other (expenses) income, net” for more information).

In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 become the accounting basis for those assets. Monetary assets and liabilities in Bolivares Fuertes were re-measured to the U.S. dollar at the official closing exchange rate as of March 31, 2013 and at the SITME exchange rate published by the BCV as of December 31, 2012 and the results of the operations in Bolivares Fuertes were re-measured into U.S. dollars at the average monthly official exchange rate.

	For the three months ended March 31,
	2013	2012
Venezuelan operations
Net Revenues	$15,130,551	$11,241,572

	As of March 31, 2013	As of December 31, 2012
Assets	60,364,056	62,938,728
Liabilities	(20,966,195)	(22,652,965)

Net Assets	$39,397,861	$40,285,763

As of March 31, 2013, net assets of our Venezuelan subsidiaries amount to approximately 13.1% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to only approximately 14.6% of our consolidated cash and investments.

On February 8, 2013, the Government of Venezuela, through the Foreign Exchange Agreement No. 14, has devalued as from February 9, 2013, the official exchange rate from 4.3 to 6.3 Bolivares Fuertes per U.S. dollars. The devaluation required re-measurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas (Complementary System for the Administration of Foreign Currencies – or SICAD) and it will act jointly with CADIVI. In order to operate with this new system, the companies should be registered at the Registro Automatizado (Automatized Register – or RUSAD). The acquisition of foreign currencies under this new system will be organized under an auction process where the minimum exchange rate to be offered would be 6.30 Bolivares Fuertes. At the date of this report, we were unable to access to the auction process and there is no information available on the details or planned frequency of the SICAD mechanism. As a result of this devaluation, we incurred in a loss amounting to $6.4 million.

Accordingly, as of March 31, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was 6.30 Bolivares Fuertes per U.S. dollar.

Although the current mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela imply increased restrictions, we do not expect that the current restrictions to purchase U.S. dollars will have a significant adverse effect on our business plans with regard to the investment in Venezuela.

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

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2013 and 2012:

	Three-Month Period Ended
	March 31,
(% of total consolidated net revenues)	2013	2012
Brazil	46.5%	50.4%
Argentina	24.9	21.6
Venezuela	14.7	13.4
Mexico	7.6	7.9
Other Countries	6.2	6.7

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of March 31, 2013 and for the three months then ended:

Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	114.1	102.7	93.4
Expenses	(82.4)	(74.2)	(67.4)

Income from operations	31.7	28.6	26.0

Other income (expenses) and income tax related to P&L items	(5.3)	(4.8)	(4.4)
Foreign Currency impact related to the remeasurement of our Net Asset position	(6.9)	(6.2)	(5.7)

Net income	19.5	17.5	15.9

Less: Net Income attributable to Noncontrolling Interest	0.05	0.04	0.04

Net income attributable to MercadoLibre, Inc.	19.4	17.5	15.9

Total Shareholders’ Equity	318.9	300.0	293.4

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar

The table above does not total due to rounding.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the increase in net revenues, operating expenses, and other expenses, net and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the decrease in net revenues, operating expenses, and other expenses, net and income tax lines related to the translation effect.

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure but during the three months ended March 31, 2013 we have not entered into any such agreement.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us by the time we’d sell our MercadoPago receivables. At March 31, 2013, MercadoPago’s funds receivable from customers totaled $40.7 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2013, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 3.54%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of March 31, 2013 could decrease (increase) by approximately $3.4 million.

As of March 31, 2013, our short-term investments amounted to $75.5 million and our long-term investments amounted to $94.9 million, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

The 2009, 2010, 2011 and 2012 variable payment LTRP liability subjects us to equity price risk. At March 31, 2013, the total contractual obligation fair value of our 2009, 2010, 2011 and 2012 Variable Payment LTRP liability amounted to $17.5 million. As of March 31, 2013, the accrued liability related to the 2009, 2010, 2011 and 2012 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounted to $8.5 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011 and 2012 Variable Payment if our stock price were to experience increases or decreases by up to 40%.

	As of March 31, 2013
(In US dollars)	MercadoLibre, Inc Equity Price	2009, 2010, 2011 and 2012 variable LTRP liability
Change in equity price in percentage
40%	123.33	18,571,260
30%	114.52	17,244,742
20%	105.71	15,918,223
10%	96.90	14,591,705
Static (*)	88.09	13,265,186
-10%	79.28	11,938,667
-20%	70.47	10,612,149
-30%	61.67	9,285,630
-40%	52.86	7,959,112

(*)	Average closing stock price for the last 60 trading days of the closing date

Item 4	— Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	— Legal Proceedings

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 28, 2013, for additional discussion of the litigation and regulatory risks facing our company.

As of March 31, 2013, our total reserves for proceeding-related contingencies were approximately $3.5 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.

As of March 31, 2013, there were 557 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of March 31, 2013, there were more than 3,563 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending these actions. We have established a reserve for those proceedings which we have considered that a loss is probable. The disclosure below updates and supplements the information set forth in “Item 3 – Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. (together referred to as “Brazilian subsidiaries”) at the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On May 28, 2012, the Plaintiff filed an appeal related to the injunction relief to the State Court of Appeals and the Brazilian subsidiaries presented their defense on August 16, 2012. The Superior Court’s ruling is still pending. In September 2012, Citizen filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and sought compensatory and statutory damages. Defenses were presented on March 20, 2013. As of March 31, 2013 the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against MercadoLivre.com Atividades de Internet Ltda. (MercadoLivre or Brazilian subsidiary). The state prosecutor alleges that MercadoLivre should improve its customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, MercadoLivre was summoned for the lawsuit. On March 1, 2012 MercadoLivre presented its defense. On August 29, 2012 conciliatory hearing was taken, but no agreement was reached. On October 22, 2012, the Lower Court Judges ruled in favor of MercadoLivre and dismissed the claim against MercadoLivre. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. As of the date of this report, the decision was not yet appealed by the state prosecutor to the Brazilian Superior Court of Justice. In the opinion of the Company’s management and its legal counsel the risk of loss in case of a new appeal by the state prosecutor is remote.

In September 2012 São Paulo tax authorities asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.4 million according to the exchange rate as of December 31, 2012. On July 27, 2012 the Company presented administrative defenses against the authorities’ claim. The São Paulo tax authorities ruling is still pending. In January 2005 the Brazilian subsidiary moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to these periods. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for these claims from 2005 through 2010. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining the asserted taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. As of March 31, 2013, the ruling of the above-mentioned appeal was still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is remote, and as a result, has not reserved any provisions for this claim.

Intellectual Property Claims

In the past third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors—Risks related to our business—We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre Marketplace” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A	— Risk Factors

As of March 31, 2013, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4	— Mine Safety Disclosures

Not applicable.

Item 6	— Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.INS	XBRL Taxonomy Extension Definition Linkbase***

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
*	Filed herewith
**	Furnished herewith
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 7, 2013	By:	/s/ Marcos Galperín
Marcos Galperín
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.INS	XBRL Taxonomy Extension Definition Linkbase***

*	Filed herewith
**	Furnished herewith
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registration Statement on Form S 1 of MercadoLibre, Inc. filed on May 11, 2007.