Form 10-Q
period 2013-06-30
MERCADOLIBRE INC
filed 2013-08-07
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

44,152,933 shares of the issuer’s common stock, $0.001 par value, outstanding as of July 29, 2013.

MERCADOLIBRE, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	2

Interim Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2013 and 2012	3

Interim Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2013 and 2012	4

Interim Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and 2012	5

Notes to the Interim Condensed Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	49

Item 4 — Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	53

Item 1A — Risk Factors	54

Item 4 — Mine safety disclosure	55

Item 6 — Exhibits	55

INDEX TO EXHIBITS	57

Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of June 30, 2013 and December 31, 2012

and for the six and three-month periods

ended June 30, 2013 and 2012

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$131,191,347	$101,489,002
Short-term investments	71,299,941	93,694,805
Accounts receivable, net	21,323,148	19,837,022
Credit cards receivables, net	61,619,241	35,816,506
Prepaid expenses	3,522,020	2,080,079
Deferred tax assets	12,650,847	11,040,543
Other assets	11,393,068	11,403,218

Total current assets	312,999,612	275,361,175
Non-current assets:
Long-term investments	59,437,585	85,955,584
Property and equipment, net	80,081,659	37,726,222
Goodwill	59,558,023	60,366,063
Intangible assets, net	6,717,766	7,279,865
Deferred tax assets	4,827,859	5,862,247
Other assets	5,959,728	6,118,120

Total non-current assets	216,582,620	203,308,101

Total assets	$529,582,232	$478,669,276

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$31,467,967	$23,976,613
Funds payable to customers	114,370,081	101,472,662
Salaries and social security payable	19,395,436	19,974,463
Taxes payable	15,371,128	19,210,568
Loans payable and other financial liabilities	11,870,676	84,570
Dividends payable	6,313,869	4,812,396

Total current liabilities	198,789,157	169,531,272
Non-current liabilities:
Salaries and social security payable	6,324,543	3,452,445
Loans payable and other financial liabilities	33,977	59,493
Deferred tax liabilities	8,134,726	8,975,290
Other liabilities	3,395,767	2,837,150

Total non-current liabilities	17,889,013	15,324,378

Total liabilities	$216,678,170	$184,855,650

Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	$4,000,000	$4,000,000
Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,152,933 and 44,150,920 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	$44,153	$44,151
Additional paid-in capital	120,491,485	120,468,759
Retained earnings	252,781,049	218,083,844
Accumulated other comprehensive loss	(64,412,625)	(48,783,128)

Total Equity	308,904,062	289,813,626

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$529,582,232	$478,669,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three-month periods ended June 30, 2013 and 2012

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net revenues	$214,909,107	$172,580,065	$112,183,360	$88,844,059
Cost of net revenues	(59,726,378)	(44,989,178)	(31,077,211)	(23,892,881)

Gross profit	155,182,729	127,590,887	81,106,149	64,951,178
Operating expenses:
Product and technology development	(19,142,610)	(13,719,892)	(9,760,220)	(6,133,819)
Sales and marketing	(43,161,483)	(34,233,040)	(20,823,546)	(16,805,362)
General and administrative	(28,858,158)	(22,822,289)	(15,073,088)	(10,127,077)

Total operating expenses	(91,162,251)	(70,775,221)	(45,656,854)	(33,066,258)

Income from operations	64,020,478	56,815,666	35,449,295	31,884,920

Other income (expenses):
Interest income and other financial gains	5,596,320	6,070,862	2,202,314	2,982,303
Interest expense and other financial losses	(892,020)	(551,617)	(531,668)	(474,300)
Foreign currency gains (losses)	(2,648,848)	(283,969)	3,600,866	749,008
Other gains (losses), net	(2,340)	(11,263)	1,393	(7,009)

Net income before income / asset tax expense	66,073,590	62,039,679	40,722,200	35,134,922

Income / asset tax expense	(18,529,981)	(17,007,817)	(10,701,182)	(9,740,098)

Net income	$47,543,609	$45,031,862	$30,021,018	$25,394,824

Less: Net Income attributable to Redeemable Noncontrolling Interest	84,715	18,060	42,377	15,632

Net income attributable to MercadoLibre, Inc. shareholders	$47,458,894	$45,013,802	$29,978,641	$25,379,192

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Basic EPS
Basic net income attributable to MercadoLibre, Inc. Shareholders per common share	$1.07	$1.02	$0.67	$0.57

Weighted average of outstanding common shares	44,152,132	44,145,038	44,152,933	44,147,999

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc. Shareholders per common share	$1.07	$1.02	$0.67	$0.57

Weighted average of outstanding common shares	44,152,132	44,149,178	44,152,933	44,152,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month periods ended June 30, 2013 and 2012

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$47,543,609	$45,031,862	$30,021,018	$25,394,824
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(14,627,161)	(6,823,966)	(13,667,817)	(10,403,113)
Unrealized net (losses) gains on available for sale investments	(242,770)	870,295	(771,109)	176,322
Less: reclassification adjustment for gains on available for sale investments included in net income	(759,565)	(924,657)	—	—

Net change in accumulated other comprehensive loss, net of income tax	(15,629,496)	(6,878,328)	(14,438,926)	(10,226,791)

Total Comprehensive Income	$31,914,113	$38,153,534	$15,582,092	$15,168,033

Less: Comprehensive Income (loss) attributable to Redeemable Noncontrolling Interest	67,415	153,736	(152,439)	(148,512)

Comprehensive Income attributable to MercadoLibre, Inc. Shareholders	$31,846,698	$37,999,798	$15,734,531	$15,316,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$47,458,894	$45,013,802
Adjustments to reconcile net income to net cash provided by operating activities:
Net Income attributable to Redeemable Noncontrolling Interest	84,715	18,060
Net Devaluation Loss in Venezuela	6,420,929	—
Depreciation and amortization	5,456,023	4,057,471
Accrued interest	(2,985,764)	(6,221,322)
LTRP accrued compensation	4,297,543	2,202,842
Deferred income taxes	(1,815,001)	145,970
Changes in assets and liabilities:
Accounts receivable	(8,218,798)	(3,034,916)
Credit Card Receivables	(31,226,712)	(5,810,748)
Prepaid expenses	(1,604,294)	(730,975)
Other assets	(1,761,828)	(453,355)
Accounts payable and accrued expenses	12,375,483	5,682,625
Funds payable to customers	21,955,337	13,461,760
Other liabilities	2,333,387	548,167
Interest received from investments	6,391,850	3,609,409

Net cash provided by operating activities	59,161,764	58,488,790

Cash flows from investing activities:
Purchase of investments	(411,974,520)	(205,377,324)
Proceeds from sale and maturity of investments	449,386,936	186,841,187
Payment for acquired businesses, net of cash acquired	(3,224,162)	—
Purchases of intangible assets	(12,657)	(1,390,738)
Purchases of property and equipment (*)	(38,093,323)	(8,323,905)

Net cash provided by (used in) investing activities	(3,917,726)	(28,250,780)

Cash flows from financing activities:
Dividends paid	(11,126,265)	(8,343,398)
Repurchase of Common Stock	(1,012,216)	—
Stock options exercised	3,020	2,400

Net cash used in financing activities	(12,135,461)	(8,340,998)

Effect of exchange rate changes on cash and cash equivalents	(13,406,232)	(1,682,959)

Net increase in cash and cash equivalents	29,702,345	20,214,053
Cash and cash equivalents, beginning of the period	101,489,002	67,381,677

Cash and cash equivalents, end of the period	$131,191,347	$87,595,730

(*)	Net of financial liabilities, see Note 5 “Office building acquisition agreement in Buenos Aires”

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

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

As of June 30, 2013, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A.

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

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.6% and 99.4% of the consolidated totals during the six-month periods ended June 30, 2013 and 2012, respectively. Long-lived assets located in the foreign operations totaled $136,822,517 and $98,569,068 as of June 30, 2013 and December 31, 2012, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2013 and December 31, 2012. These financial statements also show the Company’s consolidated statements of income and of comprehensive income for the three and six-month periods ended June 30, 2013 and 2012, its consolidated statement of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Basis of presentation (Continued)

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013. The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period.

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

On February 8, 2013, the Government of Venezuela, through the Foreign Exchange Agreement No. 14, has devalued as from February 9, 2013, the official exchange rate from 4.3 to 6.3 Bolivares Fuertes per U.S. dollar. The devaluation required re-measurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. This devaluation has generated a foreign currency loss of approximately $6.4 million.

In addition, on February 8, 2013, the Government of Venezuela, through Decree No. 9381 (the “Decree”) has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), a committee that will have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV eliminated the SITME, which was a former system that allowed companies limited access to foreign currencies for payments to foreign suppliers.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which will act jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within this new system, a company should be registered at the Registro Automatizado (Automatized Register, or “RUSAD”). The acquisition of foreign currencies under this new system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.30 Bolivares Fuertes per U.S. dollar. At the date of these condensed consolidated financial statements, the Company has been unable to access the auction process and there is no information available on the details or planned frequency of the SICAD mechanism.

Accordingly, as of June 30, 2013, the exchange rate used to re-measure the net monetary assets of the Company’s Venezuelan subsidiaries was 6.30 Bolivares Fuertes per U.S. dollar. Moreover, transactions carried out by the Company’s Venezuelan subsidiaries were re-measured at the monthly average exchange rate for the six months then ended. The SITME rate used to re-measure foreign currency transactions during 2012 was 5.3 Bolivares Fuertes per U.S. dollar. The devaluation of the official exchange rate of the Bolivares Fuertes against the U.S. dollar from 5.3 to 6.3 Bolivares Fuertes per U.S. dollar generated a foreign currency loss amounted to approximately $6.4 million in the first quarter of 2013. The Bolivares Fuertes could lose further value with respect to the U.S. dollar depending on the foreign currency exchange policies that might be adopted by the government of Venezuela in the future.

Until 2010 the Company was able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of its Venezuelan subsidiaries, were used for dividend distributions from its Venezuelan subsidiaries. CADIVI is the only means by which U.S. dollars for dividend distributions can be requested. The Company’s Venezuelan subsidiaries did not request authorization to CADIVI in 2012, neither during the six months ended June 30, 2013, to acquire U.S. dollars to make dividend distributions. The Company has not distributed dividends from its Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2013 and December 31, 2012 and net revenues for the six-month periods ended June 30, 2013 and 2012.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

	For the six-month periods ended
	June 30,
	2013	2012
Venezuelan operations
Net Revenues	$32,694,097	$23,658,890

	June 30,	December 31,
	2013	2012
Assets	74,128,243	62,938,728
Liabilities	(28,719,423)	(22,652,965)

Net Assets	$45,408,820	$40,285,763

As of June 30, 2013, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 14.7% of the consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 13.0% of the consolidated cash and investments.

The Company’s ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange regulations in Venezuela that are described above. In addition, its business and ability to obtain U.S. dollars in Venezuela would be negatively affected by additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

Despite the current difficult macroeconomic environment in Venezuela, the Company continues to actively manage, through its Venezuelan subsidiaries, its investment in and exposure to Venezuela. Based on current operating, political and economic conditions and certain other factors in Venezuela, management currently believes that its business plans and operating strategy in Venezuela will not be materially adversely impacted in the long run.

Income Tax Holiday in Argentina

From fiscal year 2008, the Company’s Argentine subsidiary is beneficiary of a software development law. Part of the benefits obtained from being beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, until fiscal year 2014.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Income Tax Holiday in Argentina (Continued)

Aggregate tax benefit totaled $2,275,176 and $2,153,761 for the three-month periods ended June 30, 2013 and 2012, respectively, while for the six-month periods ended at such dates amounted to $4,769,024 and $4,125,240, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.05 and $0.05 for the three-month periods ended June 30, 2013 and 2012, respectively, while for the six-month periods ended at such dates amounted to $0.11 and $0.09, respectively.

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

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

The following table shows how net income available to common shareholders is allocated using the two-class method, for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$30,021,018	$30,021,018	$25,394,824	$25,394,824

Net income attributable to noncontrolling interests	(42,377)	(42,377)	(15,632)	(15,632)

Change in redeemable amount of noncontrolling interest	(349,911)	(349,911)	(179,098)	(179,098)

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$29,628,730	$29,628,730	$25,200,094	$25,200,094

	Six Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$47,543,609	$47,543,609	$45,031,862	$45,031,862

Net income attributable to noncontrolling interests	(84,715)	(84,715)	(18,060)	(18,060)

Change in redeemable amount of noncontrolling interest	(133,951)	(133,951)	137,200	137,200

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$47,324,943	$47,324,943	$45,151,002	$45,151,002

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share (Continued)

Net income per share of common stock is as follows for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$0.67	$0.67	$0.57	$0.57

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$29,628,730	$29,628,730	$25,200,094	$25,200,094

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,152,933	44,152,933	44,147,999	44,147,999
Adjustment for stock options	—	—	—	4,134

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,152,933	44,152,933	44,147,999	44,152,133

	Six Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$1.07	$1.07	$1.02	$1.02

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$47,324,943	$47,324,943	$45,151,002	$45,151,002

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,152,132	44,152,132	44,145,038	44,145,038
Adjustment for stock options	—	—	—	4,140

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,152,132	44,152,132	44,145,038	44,149,178

During the three and six-month periods ended June 30, 2013 and 2012, there were no anti-dilutive shares.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

The aggregate purchase price for the acquisition of the 100% of the acquired business was $3,454,497 (settled in Argentine pesos 17,652,480). On such same date, the Buyer paid and agreed to pay the purchase price as follows: i) $2,191,781 in cash; ii) set an escrow amounting to $489,237 for a 24-months period, aiming to cover unexpected liabilities and negative working capital; iii) set an escrow amounting to $547,945 for a 36-months period, aiming to continue the employment relationship of certain key employees; and iv) on June 24, 2013 the Company paid the remaining $225,534 net of certain negative working capital adjustments.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

The above mentioned escrow for the continuing employment relationship of $547,945 will be expensed over the 36-months period or a lesser period of time if certain other conditions determined in the Selling and Purchase Agreement (SPA) occur. The escrow will be released at the end of such period, together with the accrued interest.

The purchase price for the acquisition has been measured at its fair value at the acquisition date, and the portion corresponding to the contingent consideration will be subsequently re-measured at fair value with changes through the statement of income.

The Company’s interim condensed consolidated statement of income includes the results of operations of the acquired business as from March 22, 2013. The net revenues and net loss of the acquiree included in the Company’s condensed consolidated statement of income since the acquisition amounted to $ 500,255 and $50,792, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, Goodwill and Intangible assets (Continued)

Business combinations (Continued)

The following table summarizes the definitive purchase price allocation for the acquisition:

Net assets acquired	$237,891
Goodwill	2,668,661

Purchase price	2,906,552

Escrow for employment relationship	547,945

Aggregate price paid	$3,454,497

Supplemental pro-forma information required by U.S. GAAP, is impracticable after making every reasonable effort to do so, however, amounts involved are deemed to be immaterial.

Arising goodwill has been allocated proportionally to each of the segments identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segments.

The Company recognized goodwill for this acquisition based on management expectation that the acquired business will improve the Company’s business.

Goodwill is not deductible for tax purposes.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, Goodwill and Intangible assets (Continued)

Goodwill and Intangible assets

The composition of Goodwill and Intangible assets, as of June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Goodwill	$59,558,023	$60,366,063
Intangible assets with indefinite lives
- Trademarks	5,251,046	5,326,057
Amortizable intangible assets
- Licenses and others	3,563,361	3,829,668
- Non-compete agreement	1,105,573	1,195,509
- Customer list	1,600,514	1,708,770

Total intangible assets	$11,520,494	$12,060,004
Accumulated amortization	(4,802,728)	(4,780,139)

Total intangible assets, net	$6,717,766	$7,279,865

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2013 and the year ended December 31, 2012, are as follows:

	Period ended June 30, 2013 (Unaudited)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of period	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063
- Business acquisition	1,307,644	659,159	—	186,806	405,637	69,385	40,030	2,668,661
- Effect of exchange rates change	(896,673)	(1,561,458)	(337,502)	(63,521)	(20,178)	(477,030)	(120,339)	(3,476,701)

Balance, end of the period	$11,117,252	$17,986,795	$6,777,709	$11,528,065	$5,231,489	$5,489,491	$1,427,222	$59,558,023

	Year ended December 31, 2012 (Audited)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948
- Effect of exchange rates change	(957,162)	(2,694,680)	537,752	782,941	—	529,610	73,654	(1,727,885)

Balance, end of the year	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, Goodwill and Intangible assets (Continued)

Goodwill and Intangible assets (Continued)

Intangible assets subject to amortization

Intangible assets subject to amortization are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $216,587 and $194,313 for the three-month periods ended June 30, 2013 and 2012, respectively, while for the six-month periods ended at such dates amounted to $437,446 and $462,476, respectively.

The estimated aggregate amortization expense for each of the four succeeding fiscal years, as of June 30, 2013 is as follows:

For year ended 12/31/2013	$348,840
For year ended 12/31/2014	582,226
For year ended 12/31/2015	472,090
For year ended 12/31/2016	63,564

$1,466,720

5.	Segment reporting

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$51,116,153	$29,000,836	$7,823,566	$17,563,547	$6,679,258	$112,183,360
Direct costs	(27,849,992)	(16,203,748)	(5,122,425)	(6,478,796)	(3,215,003)	(58,869,964)

Direct contribution	23,266,161	12,797,088	2,701,141	11,084,751	3,464,255	53,313,396
Operating expenses and indirect costs of net revenues						(17,864,101)

Income from operations						35,449,295

Other income (expenses):
Interest income and other financial gains						2,202,314
Interest expense and other financial losses						(531,668)
Foreign currency gain						3,600,866
Other gains, net						1,393

Net income before income / asset tax expense						$40,722,200

	Three Months Ended June 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$44,205,857	$20,561,213	$6,046,812	$12,417,318	$5,612,859	$88,844,059
Direct costs	(25,066,435)	(9,543,476)	(3,269,574)	(3,728,913)	(2,896,426)	(44,504,824)

Direct contribution	19,139,422	11,017,737	2,777,238	8,688,405	2,716,433	44,339,235
Operating expenses and indirect costs of net revenues						(12,454,315)

Income from operations						31,884,920

Other income (expenses):
Interest income and other financial gains						2,982,303
Interest expense and other financial losses						(474,300)
Foreign currency gain						749,008
Other losses, net						(7,009)

Net income before income / asset tax expense						$35,134,922

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

	Six Months Ended June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$98,881,836	$54,621,583	$15,613,867	$32,694,097	$13,097,724	$214,909,107
Direct costs	(58,843,536)	(29,679,458)	(9,239,252)	(12,486,903)	(6,082,984)	(116,332,133)

Direct contribution	40,038,300	24,942,125	6,374,615	20,207,194	7,014,740	98,576,974
Operating expenses and indirect costs of net revenues						(34,556,496)

Income from operations						64,020,478

Other income (expenses):
Interest income and other financial gains						5,596,320
Interest expense and other financial losses						(892,020)
Foreign currency loss						(2,648,848)
Other losses, net						(2,340)

Net income before income / asset tax expense						$66,073,590

	Six Months Ended June 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$86,370,511	$38,677,682	$12,630,678	$23,658,890	$11,242,304	$172,580,065
Direct costs	(50,809,649)	(17,666,411)	(6,916,211)	(8,576,248)	(5,712,094)	(89,680,613)

Direct contribution	35,560,862	21,011,271	5,714,467	15,082,642	5,530,210	82,899,452
Operating expenses and indirect costs of net revenues						(26,083,786)

Income from operations						56,815,666

Other income (expenses):
Interest income and other financial gains						6,070,862
Interest expense and other financial losses						(551,617)
Foreign currency loss						(283,969)
Other losses, net						(11,263)

Net income before income / asset tax expense						62,039,679

The following table summarizes the allocation of the long-lived tangible assets based on geography, as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
US long-lived tangible assets	$9,519,177	$6,782,077
Other countries long-lived tangible assets
Argentina	33,568,284	16,955,438
Brazil	3,459,910	2,421,618
Mexico	572,537	378,653
Venezuela	29,755,221	8,455,816
Other countries	3,206,530	2,732,620

	$70,562,482	$30,944,145

Total long-lived tangible assets	$80,081,659	$37,726,222

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

Long-lived tangible assets acquired:

Office building acquisition agreement in Buenos Aires

In April 2013, the Company acquired three floors or 3,865 square meters in a new office building located in Buenos Aires for a total amount of $18.0 million plus VAT. The price will be paid in Argentine pesos. At the date of this interim condensed consolidated financial statements the Company paid: i) $0.4 million plus VAT in advance; ii) $3.2 million plus VAT at the date of signing of the purchase agreement and iii) the first two installments in June and in July 2013, for an aggregate amount of $4.1 million.

As of June 30, 2013, the Company recorded a liability for the unpaid balance of this building acquisition for a total amount of $12.2 million.

Office building acquisition agreement in Caracas

In May 2013, the Company acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas for a total amount of $20.0 million or BF$126.0 million. The price has been paid in Bolivares Fuertes.

The following table summarizes the allocation of the goodwill and intangible assets based on geography, as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
US intangible assets	$15,754	$21,005
Other countries goodwill and intangible assets
Argentina	19,067,487	20,328,154
Brazil	11,129,343	10,724,007
Mexico	14,667,740	14,644,795
Venezuela	6,980,576	6,595,117
Other countries	14,414,889	15,332,850

	$66,260,035	$67,624,923

Total goodwill and intangible assets	$66,275,789	$67,645,928

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

Consolidated net revenues by similar products and services for the three and six-months ended June 30, 2013 and 2012 were as follows:

Consolidated Net	Three Months Ended June 30,
Revenues	2013	2012
Marketplace	$77,915,508	$61,936,103
Non-marketplace (*)	$34,267,852	$26,907,956

Total	$112,183,360	$88,844,059

Consolidated Net	Six Months Ended June 30,
Revenues	2013	2012
Marketplace	$149,630,271	$122,218,201
Non-marketplace (*)	$65,278,836	$50,361,864

Total	$214,909,107	$172,580,065

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

6.	Fair Value Measurement of Assets and Liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Balances as of June 30,	Quoted Prices in active markets for identical Assets	Significant other observable inputs	Balances as of December 31,	Quoted Prices in active markets for identical Assets	Significant other observable inputs
Description	2013	(Level 1)	(Level 2)	2012	(Level 1)	(Level 2)
	(Unaudited)			(Audited)
Assets
Cash and Cash Equivalents:
Money Market Funds	$27,712,009	$27,712,009	$—	$23,033,357	$23,033,357	$—
Investments:
Asset backed securities	—	—	—	18,826,833	—	18,826,833
Sovereign Debt Securities	26,868,278	26,868,278	—	21,453,141	21,453,141	—
Corporate Debt Securities	42,143,785	42,143,785	—	51,991,294	51,991,294	—

Total Financial Assets	$96,724,072	$96,724,072	$—	$115,304,625	$96,477,792	$18,826,833

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

As of June 30, 2013, the Company’s financial assets valued at fair value consisted of assets valued using i) unadjusted quoted prices in active markets (level 1). Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets. Level 2 instruments are obtained from readily-available pricing sources for comparable instruments (level 2). As of June 30, 2013, the Company did not have any assets without other observable inputs (level 2) or without market values that would require a high level of judgment to determine fair value (level 3).

The unrealized net gains on short term and long term investments are reported as a component of accumulated other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of June 30, 2013 and December 31, 2012, the Company had $61,725,464 and $87,379,121 of short-term investments, which consisted of time deposits. Those investments are accounted for at amortized cost which, as of June 30, 2013 and December 31, 2012, approximates their fair values.

As of June 30, 2013 and December 31, 2012, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans and provisions and other liabilities.

The proceeds from sales of available-for-sale investments during the period ended June 30, 2013 amounted to $141.2 million, the net realized gain included in the Interim Condensed Consolidated Statement of Income amounted to $518,713 and the reclassification out of the Other Comprehensive Income to Net Income was a loss of $871,702. Also, a substantial portion of those proceeds was subsequently invested in different available-for-sale investments.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2013 and December 31, 2012:

	Balances as of June 30, 2013	Significant other observable inputs (Level 2)	Balances as of December 31, 2012	Significant other observable inputs (Level 2)
	(Unaudited)		(Audited)
Assets
Time Deposits	$61,725,464	61,725,464	$87,379,121	87,379,121
Accounts and Credit Cards receivable	82,942,389	82,942,389	55,653,528	55,653,528
Prepaid expenses and Other assets	20,874,816	20,874,816	19,601,417	19,601,417

Total Assets	$165,542,669	$165,542,669	$162,634,066	$162,634,066

Liabilities
Accounts and funds payable	$145,838,048	$145,838,048	$125,449,275	$125,449,275
Salaries and social security payable	15,571,049	15,571,049	14,994,186	14,994,186
Tax payable	15,371,128	15,371,128	19,210,568	19,210,568
Dividends payable	6,313,869	6,313,869	4,812,396	4,812,396
Other liabilities	15,300,420	15,300,420	2,981,212	2,981,212

Total Liabilities	$198,394,514	$198,394,514	$167,447,637	$167,447,637

As of June 30, 2013 and December 31, 2012, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles. As of June 30, 2013 and December 31, 2012, the Company does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

As of June 30, 2013 and December 31, 2012, the fair value of short and long-term investments classified as available for sale securities are as follows:

	June 30, 2013 (Unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$27,716,592	$—	$(4,583)	$27,712,009

Total Cash and cash equivalents	$27,716,592	$—	$(4,583)	$27,712,009

Short-term investments
Sovereign Debt Securities	$3,978,872	$857	$—	$3,979,729
Corporate Debt Securities	5,604,611	—	(9,862)	5,594,749

Total Short-term investments	$9,583,483	$857	$(9,862)	$9,574,478

Long-term investments
Sovereign Debt Securities	$22,908,219	$27,937	$(47,607)	$22,888,549
Corporate Debt Securities	36,759,140	8,196	(218,300)	36,549,036

Total Long-term investments	$59,667,359	$36,133	$(265,907)	$59,437,585

Total	$96,967,434	$36,990	$(280,352)	$96,724,072

	December 31, 2012 (Audited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$23,030,970	$3,400	$(1,013)	$23,033,357

Total Cash and cash equivalents	$23,030,970	$3,400	$(1,013)	$23,033,357

Short-term investments
Corporate Debt Securities	$6,314,939	$1,032	$(287)	$6,315,684

Total Short-term investments	$6,314,939	$1,032	$(287)	$6,315,684

Long-term investments
Sovereign Debt Securities	$21,153,227	$299,914	$—	$21,453,141
Corporate Debt Securities	45,089,831	630,807	(45,028)	45,675,610
Asset Backed Securities (2)	18,568,996	301,544	(43,707)	18,826,833

Total Long-term investments	$84,812,054	$1,232,265	$(88,735)	$85,955,584

Total	$114,157,963	$1,236,697	$(90,035)	$115,304,625

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of June 30, 2013 and December 31, 2012.
(2)	Asset backed securities have investment grade credit ratings.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

Most of the Sovereign Debt Securities are U.S. Treasury Notes, with no significant risk associated.

As of June 30, 2013, the estimated fair values of short-term and long-term investments classified by its contractual maturities were as follows:

One year or less	$37,286,487
One year to two years	24,218,350
Two years to three years	18,575,315
Three years to four years	9,471,002
Four years to five years	5,435,462
More than five years	1,737,456

Total	$96,724,072

7.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of June 30, 2013, the Company had established reserves for proceeding-related contingencies of $3,367,731 to cover legal actions against the Company. In addition, as of June 30, 2013 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,036,160. No loss amount has been accrued for such legal actions of which the most significant ones (individually or in the aggregate) are described below.

As of June 30, 2013, 595 legal actions were pending in the Brazilian ordinary courts. In addition, as of June 30, 2013, there were 3,504 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On May 28, 2012, the Plaintiff filed an appeal related to the injunction relief to the State Court of Appeals and the Brazilian subsidiaries presented their defense on August 16, 2012. The Superior court’s ruling is still pending. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. As of June 30, 2013 the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. On March 1, 2012 the Company presented its defense. On August 29, 2012 a conciliatory hearing was held, but no agreement was reached. On October 22, 2012, the Lower Court Judges ruled in favor of MercadoLivre and dismissed the claim against MercadoLivre. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and the Company presented its response on July 2, 2013. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

City of São Paulo Tax Claims

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.4 million according to the exchange rate as of September 30, 2012. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. As of June 30, 2013, the ruling of mentioned appeal was still pending. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

City of São Paulo Tax Claims (Continued)

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

The following table summarizes the 2009, 2010, 2011 and 2012 Long Term Retention Plans (LTRP) accrued compensation expense for the six and three-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012(*)
LTRP 2009	$1,117,678	$179,924	$709,758	$(497,895)
LTRP 2010	1,017,936	532,918	624,140	(51,239)
LTRP 2011	1,006,713	686,876	595,513	119,814
LTRP 2012	1,155,216	792,088	657,381	359,637

(*)	The negative amount included in the table above represents a gain, mainly as a consequence of the changes in the share prices of the Company.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

8.	Long Term Retention Plan (Continued)

In May 2013 the board of directors, upon the recommendation of the Compensation Committee, approved certain amendments to the 2009, 2010, 2011 and 2012 Long-Term Retention Plans (the Amended LTRPs), to give the Company (through the approval of the Compensation Committee) the option to pay the compensation due under the Amended LTRPs in cash, common stock or a combination thereof. The company has granted the right to any Amended LTRP participant to request settlement in cash. The Amended LTRPs have been considered to be a substantive liability and classified accordingly in the balance sheet.

9.	Cash dividend distribution

On January 15, 2013, the Company paid the 2012 last quarterly cash dividend distribution of $4.8 million (or $0.109 per share) to stockholders of record as of the close of business on December 31, 2012.

On February 22 and April 30, 2013 the board of directors had approved the first and second, respectively, 2013 quarterly cash dividend of $6.3 million (or $0.143 per share) on our outstanding shares of common stock. The dividends have been paid on April 15 and July 15, 2013, respectively, to stockholders of record as of the close of business on March 29 and June 28, 2013, respectively.

Finally, on July 30, 2013, the board of directors declared the third 2013 quarterly cash dividend of $6.3 million (or $0.143 per share), payable to the holders of the Company’s common stock. This third quarterly cash dividend will be paid on October 15, 2013 to stockholders of record as of the close of business on September 30, 2013.

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

•

political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and the changes to its exchange rate system, including the Complementary System for the Administration of Foreign Currencies (“SICAD”).

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

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be a material risk at this time, that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the three and six-month periods ended June 30, 2013 and 2012;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) hosts the largest online commerce platform in Latin America, which is focused on enabling e-commerce and its related services. Our platforms are designed to provide our users with a complete portfolio of services facilitating e-commerce transactions. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views. Additionally, we also operate online commerce platforms in the Dominican Republic, Panama and Portugal.

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

We offer our users an eco-system of six related e-commerce services: the MercadoLibre Marketplace, The MercadoLibre Classifieds Service, the MercadoPago payments solution, the MercadoLibre Advertising program, the MercadoShops on-line stores solution and the MercadoLibre Envios shipping service.

The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list general merchandising items and conduct their sales and purchases online in either a fixed-price or auction-based format. Any Internet user can browse through the various products that are listed on our web site and register with MercadoLibre to list, bid for and purchase items and services.

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send, receive and finance payments online.

Through online classified listings in the motors, real estate and services categories, our users can offer for sale and generate leads on listings in these non-general merchandising categories.

As a further enhancement to the MercadoLibre Marketplace, in 2009, we launched our MercadoLibre Advertising program to enable businesses to promote their products and services on the Internet. Through MercadoLibre Advertising users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoLibre Advertising offers advertisers a cost efficient and automated platform that enables advertisers to acquire traffic through advertisements placed on our platform. Advertisers purchase, on a cost per click basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and from our platform depending on the advertiser.

Additionally, during 2010 we launched the MercadoShops on-line stores solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and value added services on their stores.

To close out our suite of e-commerce services, during 2013 we launched the MercadoLibre Envios shipping solution. Through this solution, we offer cost efficient integration with existing logistics and shipping carriers to sellers on our platforms. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers.

Reporting Segments and Geographic information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Mexico, Venezuela and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and United States of America (real estate classified in the State of Florida)).

The following table sets forth the percentage of consolidated net revenues by segment for the three and six-month periods ended June 30, 2013 and 2012:

	Six-month Period Ended		Three-month Period Ended
	June 30,		June 30,
(% of total consolidated net revenues)	2013	2012	2013	2012
Brazil	46.0%	50.0%	45.6%	49.8%
Argentina	25.4	22.4	25.9	23.1
Venezuela	15.2	13.7	15.7	14.0
Mexico	7.3	7.3	7.0	6.8
Other Countries	6.1	6.5	6.0	6.3

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in net revenues by segment for the three and six-month periods ended June 30, 2013 and 2012:

	Six-month Period Ended		Change from 2012		Three -month Period Ended		Change from 2012
	June 30,		to 2013 (*)		June 30,		to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$98.9	$86.4	$12.5	14.5%	$51.1	$44.2	$6.9	15.6%
Argentina	54.6	38.7	15.9	41.2	29.0	20.6	8.4	41.0
Venezuela	32.7	23.7	9.0	38.2	17.6	12.4	5.1	41.4
Mexico	15.6	12.6	3.0	23.6	7.8	6.0	1.8	29.4
Other Countries	13.1	11.2	1.9	16.5	6.7	5.6	1.1	19.0

Total Net Revenues	$214.9	$172.6	$42.3	24.5%	$112.2	$88.8	$23.3	26.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent developments

Office building acquisition agreement in Caracas

In May 2013, our Venezuelan subsidiary acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas, Venezuela for a total purchase price of approximately $20.0 million or BF$126.0 million. Our Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes Ad sales, Real Estate, Motors, Financing fees, Off-Platform Payment fees and other ancillary businesses.

The following table summarizes consolidated net revenues by revenue stream for the three- and six-month periods ended June 30, 2013 and 2012:

	Six-month Period Ended		Three-month Period Ended
Consolidated Net	June 30,		June 30,
Revenues by revenue	2013	2012	2013	2012
stream	(in millions)		(in millions)
Marketplace	149.6	122.2	77.9	61.9
Non-Marketplace (*)	65.3	50.4	34.3	26.9

Total	$214.9	$172.6	$112.2	$88.8

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary servicies.

Revenues from MercadoLibre Marketplace transactions are generated by:

•	up-front fees ;

•	final value fees; and

For Marketplace services, final value fees representing a percentage of the sale value are charged to the seller once the item is successfully sold. Up-front fees are charged to the seller in exchange for improved exposure of the listings throughout our platform and are not subject to successful sale of the items listed.

Revenues for the Non-Marketplace services reported within each of our reporting segments, are generated by:

•	Financing fees

•	Off-Platform Payment fees

•	Motors up-front fees

•	Advertisement sales

•	Real Estate up-front fees

•	and fees from other ancillary businesses

For the MercadoPago service, we generate payment related revenues, attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off-marketplace-platform transactions; and

•	revenues from financing that occur when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our marketplace platform.

Atlhough we also process payments on our marketplace, we do not charge sellers an added commission for this service, as it is already included in the marketplace final value fee we charge.

In the Motors, Real Estate and Services classifieds offerings we generate revenues attributable to up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.

Finally, our Advertising revenues are generated by selling either display or text link inventory throughout our web-sites to advertisers.

When more than one service is included in one single arrangement with the customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three and six-month periods ended June 30, 2013 and 2012, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See — “Critical accounting policies and estimates — Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 6.0% and 6.1% of net revenues for the three and six-month periods ended June 30, 2013 as compared to 6.4% and 6.5%, respectively, for the same periods in 2012.

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

Sales and marketing expenses

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, chargebacks related to our MercadoPago operations, the salaries of employees involved in these activities, public relations costs, marketing activities for our users and depreciation and amortization costs.

We carry out the majority of our marketing efforts on the Internet. In that context, we enter into agreements with portals, search engines, social networks, ad networks and other sites in order to attract Internet users to the MercadoLibre Marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we occasionally allocate a portion of our marketing budget to cable television advertising in order to improve our brand awareness and to complement our online efforts.

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

Income and asset tax

We are subject to federal and state taxes in the United States, as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes and asset taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change in our deferred tax assets and liabilities during each such period.

Critical accounting policies and estimates

The preparation of our unaudited interim condensed consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development, selection and disclosure of these estimates with our audit committee and board of directors. Actual results may differ from these estimates under different assumptions or conditions.

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

There have been no significant changes in our critical accounting policies, management estimates or accounting policies followed from the year ended December 31, 2012.

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average rates in effect during the period/year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gain/loss”.

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

On February 8, 2013, the Government of Venezuela, through the Foreign Exchange Agreement No. 14, has devalued as from February 9, 2013, the official exchange rate from 4.3 to 6.3 Bolivares Fuertes per U.S. dollar. The devaluation required re-measurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. This devaluation has generated a foreign currency loss of approximately $6.4 million.

In addition, on February 8, 2013, the Government of Venezuela, through Decree No. 9381 (the “Decree”) has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), a committee that will have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV eliminated the SITME, which was former system that allowed companies limited access to foreign currencies for payments to foreign suppliers.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which will act jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within this new system, a company should be registered at the Registro Automatizado (Automatized Register, or “RUSAD”). The acquisition of foreign currencies under this new system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.30 Bolivares Fuertes per U.S. dollar. At the date of this report, we have been unable to access the auction process and there is no information available on the details or planned frequency of the SICAD mechanism.

Accordingly, as of June 30, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was 6.30 Bolivares Fuertes per U.S. dollar.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. CADIVI is the only means by which U.S. dollars for dividend distributions can be requested. We did not request authorization to CADIVI in 2012, neither during the six months ended June 30, 2013, to acquire U.S. dollars to make dividend distributions. We have not distributed dividends from our Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2013 and December 31, 2012 and net revenues for the six-month periods ended June 30, 2013 and 2012.

	For the six-month periods ended
	June 30,
	2013	2012
Venezuelan operations
Net Revenues	$32,694,097	$23,658,890

	June 30, 2013	December 31, 2012
Assets	74,128,243	62,938,728
Liabilities	(28,719,423)	(22,652,965)

Net Assets	$45,408,820	$40,285,763

As of June 30, 2013, net assets of our Venezuelan subsidiaries amount to approximately 14.7% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 13.0% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange regulations in Venezuela that are described above. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

Despite the current difficult macroeconomic environment in Venezuela, we continue to actively manage, through our Venezuelan subsidiaries, our investment in and exposure to Venezuela. Based on current operating, political and economic conditions and certain other factors in Venezuela, we currently believe that our business plans and operating strategy in Venezuela will not be materially adversely impacted in the long run.

Argentine currency status

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios”, or “MULC”), which is the only market where exchange transactions may be lawfully made.

Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. Although the controls and restrictions on the acquisition of foreign currencies in Argentina place certain limitations on our current ability to convert cash generated by our Argentine subsidiaries into foreign currencies, based on the current state of Argentine currency rules and regulations, we do not expect that the current controls and restrictions, will have a material adverse effect on our business plans in Argentina or on our overall business, financial condition or results of operations.

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

Results of operations for the three-month period ended June 30, 2013 compared to three-month period ended June 30, 2012 and the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012

The selected financial data for the three and six-month periods ended June 30, 2013 and 2012 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013 or for any other period.

Statement of income data

	Six Months Ended June 30,		Three Months Ended June 30,
	2013(*)	2012(*)	2013(*)	2012(*)
(In millions)	(Unaudited)		(Unaudited)
Net revenues	$214.9	$172.6	$112.2	$88.8
Cost of net revenues	(59.7)	(45.0)	(31.1)	(23.9)

Gross profit	155.2	127.6	81.1	65.0
Operating expenses:
Product and technology development	(19.1)	(13.7)	(9.8)	(6.1)
Sales and marketing	(43.2)	(34.2)	(20.8)	(16.8)
General and administrative	(28.9)	(22.8)	(15.1)	(10.1)

Total operating expenses	(91.2)	(70.8)	(45.7)	(33.1)

Income from operations	64.0	56.8	35.4	31.9

Other income (expenses):
Interest income and other financial gains	5.6	6.1	2.2	3.0
Interest expense and other financial charges	(0.9)	(0.6)	(0.5)	(0.5)
Foreign currency losses	(2.6)	(0.3)	3.6	0.7

Net income before income / asset tax expense	66.1	62.0	40.7	35.1

Income / asset tax expense	(18.5)	(17.0)	(10.7)	(9.7)

Net income	$47.5	$45.0	$30.0	$25.4

Less: Net Income attributable to Noncontrolling	0.1	0.0	0.0	0.0

Net income attributable to Mercadolibre, Inc. shareholders	$47.4	$45.0	$30.0	$25.4

(*)	The table above may not add due to rounding.

Other Data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2013	2012	2013	2012
Number of confirmed registered users at end of the period [1]	90.2	73.2	90.2	73.2
Number of confirmed new registered users during the period [2]	8.8	7.3	4.5	3.7
Gross merchandise volume [3]	3,288.7	2,620.9	1,725.4	1,299.2
Number of items sold [4]	38.2	30.8	20.1	15.8
Total payment volume [5]	1,110.1	781.7	577.9	411.6
Total payment transactions [6]	14.1	10.4	7.4	5.5
Capital expenditures	41.3	9.7	35.2	6.0
Depreciation and amortization	5.5	4.1	2.8	2.1

1-	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
2-	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
4-	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
6-	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Six-month Period Ended		Change from 2012		Three-month Period Ended		Change from 2012 to
	June 30,		to 2013(*)		June 30,		2013(*)
	2013	2012	in Dollars	in%	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$214.9	$172.6	$42.3	24.5%	$112.2	$88.8	$23.3	26.3%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

	Six-month Period Ended June 30,		Change from 2012 to 2013(*)		Three-month Period Ended June 30,		Change from 2012 to 2013(*)
Consolidated Net Revenues by revenue stream	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
Brazil
Marketplace	$67.2	$59.2	$8.0	13.5%	$34.5	$29.7	$4.8	16.2%
Non-Marketplace	31.7	27.2	4.5	16.5%	16.6	14.5	2.1	14.5%

	98.9	86.4	12.5	14.5%	51.1	44.2	6.9	15.6%

Argentina
Marketplace	35.9	27.9	8.0	28.7%	19.1	14.7	4.4	29.9%
Non-Marketplace	18.7	10.8	7.9	73.1%	9.9	5.9	4.0	67.8%

	54.6	38.7	15.9	41.1%	29.0	20.6	8.4	40.8%

Venezuela
Marketplace	25.8	17.2	8.6	50.0%	13.9	8.9	5.0	56.2%
Non-Marketplace	6.9	6.5	0.4	6.2%	3.7	3.5	0.2	5.7%

	32.7	23.7	9.0	38.0%	17.6	12.4	5.2	41.9%

Mexico
Marketplace	11.8	9.7	2.1	21.6%	5.8	4.5	1.3	28.9%
Non-Marketplace	3.8	2.9	0.9	31.0%	2.0	1.5	0.5	33.3%

	15.6	12.6	3.0	23.8%	7.8	6.0	1.8	30.0%

Other countries
Marketplace	8.9	8.2	0.7	8.5%	4.6	4.1	0.5	12.2%
Non-Marketplace	4.2	3.0	1.2	40.0%	2.1	1.5	0.6	40.0%

	13.1	11.2	1.9	17.0%	6.7	5.6	1.1	19.6%

Consolidated
Marketplace	149.6	122.2	27.4	22.4%	77.9	61.9	16.0	25.8%
Non-Marketplace (*)	65.3	50.4	14.9	29.6%	34.3	26.9	7.4	27.5%

Total	$214.9	$172.6	$42.3	24.5%	$112.2	$88.8	$23.4	26.4%

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.
(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the three and six-month periods ended June 30, 2013 and 2012, increased across all geographic segments.

Brazil

Net revenues grew 15.6%, a $6.9 million increase in the second quarter of 2013 as compared to the same period in 2012. Brazilian marketplace business grew 16.2%, a $4.8 million increase, driven by increased units sales, and growth in both final value and up-front fees charged. The non-marketplace business grew 14.5%, a $2.1 million increase, driven by an increase in the volume of financing transactions offered to our users.

Net revenues grew 14.5%, a $12.5 million increase in the first half of 2013 as compared to the same period in 2012. Brazilian marketplace business grew 13.5%, an $8.0 million increase, driven by increased units sales, and growth in both final value and up-front fees charged. The non-marketplace business grew 16.5%, a $4.5 million increase, driven by an increase in the volume of financing transactions offered to our users.

Argentina

Net revenues grew 40.8%, an $8.4 million increase in the second quarter of 2013 as compared to the same period in 2012. Our Argentine marketplace business grew 29.9%, a $4.4 million increase, driven by increased units sales, and growth in both final value and up-front fees charged. The non-marketplace business grew 67.8%, a $4.0 million increase, driven by an increase in the volume of off-platform transactions and in the volume of motors listing fees.

Net revenues grew 41.1%, a $15.9 million increase in the first half of 2013 as compared to the same period in 2012. Our Argentine marketplace business grew 28.7%, an $8.0 million increase, driven by increased units sales, and growth in both final value and up-front fees charged. The non-marketplace business grew 73.1%, a $7.9 million increase, driven by an increase in the volume of off-platform transactions, in the volume of financing transactions and in the volume of motors listing fees.

Venezuela

Net revenues grew 41.9%, a $5.2 million increase in the second quarter of 2013 as compared to the same period in 2012. Our Venezuelan marketplace business grew 56.2%, a $5.0 million increase, driven by increased units sales, and growth in both final value and up-front fees charged.

Net revenues grew 38.0%, a $9.0 million increase in the first half of 2013 as compared to the same period in 2012. Our Venezuelan marketplace business grew 50.0%, an $8.6 million increase, driven by increased units sales, and growth in both final value and up-front fees charged.

Mexico

Net revenues grew 30.0%, a $1.8 million increase in the second quarter of 2013 as compared to the same period in 2012. Our Mexican marketplace business grew 28.9%, a $1.3 million increase, driven by increased units sales, and growth in both final value and up-front fees charged. The non-marketplace business grew 33.3%, a $0.5 million increase, driven by an increase in the volume of motors listing fees and by an increase in the volume of advertisings.

Net revenues grew 23.8%, a $3.0 million increase in the first half of 2013 as compared to the same period in 2012. Our Mexican marketplace business grew 21.6%, a $2.1 million increase, driven by increased units sales, and growth in both final value and up-front fees charged. The non-marketplace business grew 31.0%, a $0.9 million increase, driven by an increase in the volume of motors listing fees and by an increase in the volume of advertisings.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2013
Net revenues	$102.7	$112.2	n/a	n/a
Percent change from prior quarter	-1%	9%
2012
Net revenues	$83.7	$88.8	$97.3	$103.8
Percent change from prior quarter	-3%	6%	9%	7%
2011
Net revenues	$61.5	$69.4	$81.6	$86.5
Percent change from prior quarter	-1%	13%	18%	6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the three and six months ended June 30, 2013 as compared to the same periods in 2012:

	Change from 2012 to 2013 (*)
(% of revenue growth in Local Currency)	Six months	Three months
Brazil	24.4%	21.6%
Argentina	64.9%	66.1%
Venezuela	58.9%	68.1%
Mexico	17.1%	19.1%
Other Countries	15.6%	19.1%
Total Consolidated	37.3%	38.3%

(*)	The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2012 and applying them to the corresponding months in 2013, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

Cost of net revenues

	Six-month Period Ended June 30,		Change from 2012 to 2013 (*)		Three-month Period Ended June 30,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$59.7	$45.0	$14.7	32.8%	$31.1	$23.9	$7.2	30.1%

As a percentage of net revenues (*)	27.8%	26.1%			27.7%	26.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended June 30, 2013, the increase of $7.2 million in cost of net revenues as compared to the same period in 2012 was primarily attributable to: i) an increase in collection fees amounting to $2.9 million, or 27.5% mainly attributable to our Argentine and Venezuelan operations; ii) an increase of $1.4 million, or 26.3%, in customer support expenses, that was, primarily driven by an increase in compensation and recruitment costs incurred in order to improve our service and our initiatives to combat illegal items and fee evasion, and increased investments in customer service operations to improve our users’ experience; and iii) an increase in s sales tax amounting to $1.0 million, mainly in Argentina and Brazil, iv) an increase in taxes on banking transactions in Argentina, amounting to $1.0 million and v) an increase in our site operation costs by $0.8 million, mainly driven by an increase in fraud prevention costs.

For the six-month period ended June 30, 2013, the increase of $14.7 million in cost of net revenues as compared to the same period in 2012 was primarily attributable to: i) an increase in collection fees amounting to $6.0 million, or 31.1%. The increase in collection fees was primarily attributable to our Argentine and Venezuelan operations; ii) an increase of $3.2 million, or 30.8%, in customer support expenses, that was, primarily driven by an increase in compensation and recruitment costs incurred in order to improve our service and our initiatives to combat illegal items and fee evasion, and increased investments in customer service operations to improve our users’ experience; iii) an increase by $2.1 million in site operations, primarily driven by fraud prevention and hosting expenses; iv) an increase of $1.9 million or 17.2%, in sales tax as compared to the same period in 2012, and v) an increase in taxes on banking transactions in Argentina, amounting to $1.5 million, or 59.7% period over period.

Product and technology development

	Six-month Period Ended		Change from 2012		Three-month Period Ended		Change from 2012
	June 30,		to 2013(*)		June 30,		to 2013(*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$19.1	$13.7	$5.4	39.5%	$9.8	$6.1	$3.6	59.1%

As a percentage of net revenues (*)	8.9%	7.9%			8.7%	6.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three and six-month periods ended June 30, 2013, the increase in product and technology development expenses as compared to the same periods in 2012 was primarily attributable to an increase of $1.7 million, or 60.6%, and $2.6 million, or 39.9%, respectively, in compensation costs as a result of: i) increases in LTRP compensation costs as a consequence of an increase in the fair market value of our shares ii) the addition of engineers, as we continue to invest in top quality talent to develop enhancements and new features across our platforms and iii) to the addition of a number of developers that joined our company in connection with our acquisition of a software development company in the first quarter of 2013. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

In addition, for the three and six-month periods ended June 30, 2013 as compared to the same periods in 2012, product development expenses grew $1.4 million, and $1.7 million, respectively, as a consequence of an increase in maintenance expenses related to the use of cloud computing (AWS), information technology consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) and other product development expenses. Finally, depreciation and amortization grew, during the three and six months ended June 30, 2013, by $0.6 million, or 40.8%, and $1.1 million, or 40.9%, respectively, as compared to the same periods in 2012.

Sales and marketing

	Six-month Period Ended		Change from 2012		Three-month Period Ended		Change from
	June 30,		to 2013(*)		June 30,		2012 to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$43.2	$34.2	$8.9	26.1%	$20.8	$16.8	$4.0	23.9%

As a percentage of net revenues (*)	20.1%	19.8%			18.6%	18.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended June 30, 2013, the $4.0 million increase in sales and marketing expenses when compared to the same period in 2012 was primarily attributable to: i) an increase of $4.0 million associated with off-line marketing expenses, from $0.4 million during the three months ended June 30, 2012 to $4.5 million in the same period of 2013 in connection with new TV and radio campaigns in Latin America ; ii) expenses related to on-line marketing increased by $1.3 million, or 32.3%, as compared to the same period of 2012; and iii) an increase of $0.5 million in compensation costs. In addition, for the three months ended June 30, 2013, as compared to the same period in 2012, bad debt slightly increased by $0.1 million. Bad debt represented 3.9% and 4.9% of net revenues for the three months ended June 30, 2013 and 2012, respectively. These increases have been partially offset by a decrease of $1.9 million in other marketing expenses as a consequence of a decrease in the volume of chargebacks and a $1.0 million reimbursement of chargebacks attributable to our Brazilian operation.

For the six-month period ended June 30, 2013, the increase in sales and marketing expenses as compared to the same period in 2012 was primarily driven by: i) an increase of $5.1 million in off-line marketing expenses, from $0.5 million during the six months ended June 30, 2012 to $5.6 million in the same period of 2013 in connection with new TV and radio campaigns in Latin America; ii) expenses related to on-line marketing increased by $2.3 million, or 28.9%, as compared to the same period of 2012; and iii) an increase of $2.0 million in compensation costs. These increases have been partially offset by a decrease of $0.8 million in bad debt. Bad debt represented 4.0% and 5.4% of net revenues for the six months ended June 30, 2013 and 2012, respectively.

General and administrative

	Six-month Period Ended		Change from		Three-month Period Ended		Change from
	June 30,		2012 to 2013 (*)		June 30,		2012 to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$28.9	$22.8	$6.0	26.4%	$15.1	$10.1	$4.9	48.8%

As a percentage of net revenues (*)	13.4%	13.2%			13.4%	11.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended June 30, 2013, the $4.9 million increase in general and administrative expenses when compared to the same period in 2012 was primarily attributable to: i) an increase of $3.9 million or 70.2%, in compensation costs mainly related to an increase in LTRP compensation costs as a consequence of an increase in the fair market value of our shares; ii) an increase of $0.6 million, or 20.0%, in outside services, mainly related to legal expenses and claims settlements; and iii) an increase of $0.4 million, or 61.4%, in other general and administrative expenses.

For the six-month period ended June 30, 2013, the $6.0 million increase in general and administrative expenses when compared to the same period in 2012 was primarily attributable to: i) an increase of $5.3 million or 42.8%, in compensation costs mainly related to an increase in LTRP compensation costs as a consequence of an increase in the fair market value of our shares, and ii) an increase of $1.1 million, or 20.0%, in outside services, mainly related to legal expenses and claims settlements. These increases were partially offset by a decrease of $0.4 million, or 46.3%, in office expenses.

Other income, net

	Six-month Period Ended		Change from 2012		Three Month Period Ended		Change from 2012
	June 30,		to 2013(*)		March 31,		to 2013(*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income, net	$2.1	$5.2	$(3.2)	-60.7%	$5.3	$3.3	$2.0	62.2%

As a percentage of net revenues	1.0%	3.0%			4.7%	3.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended June 30, 2013, the $2.0 million increase in other income, net when compared to the same period in 2012 was primarily attributable to an increase of $2.9 million in foreign exchange gain, primarily as a consequence of a devaluation of the local currency in Argentina, Brazil, Mexico and Uruguay against U.S. dollar. This increase has been partially offset by a $0.8 million decrease in interest income, as a consequence of lower interest rates on our investments.

For the six-month period ended June 30, 2013, the $3.2 million decrease in other income, net when compared to the same period in 2012 was primarily attributable to an increase in foreign exchange loss of $2.4 million, mainly related to the $6.4 million loss for the devaluation in Venezuela, and partially offset by a $2.0 million gain on foreign exchange in Argentina. The decrease in other income, net has also been consequence of a $0.5 million decrease in interest income, primarily driven by lower interest rates on our investments, as compared to the same period in 2012.

Income and asset tax

	Six-month Period Ended		Change from 2012 to		Three-month Period Ended		Change from 2012 to
	June 30,		2013 (*)		June 30,		2013(*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$18.5	$17.0	$1.5	8.9%	$10.7	$9.7	$1.0	9.9%

As a percentage of net revenues (*)	8.6%	9.9%			9.5%	11.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

During the three and six-month periods ended June 30, 2013 as compared to the same periods in 2012, income and asset tax increased by $1.0 million and $1.5 million, respectively, mainly as a consequence of an increase in taxable income and in permanent differences period over period.

For the six-month period ended June 30, 2013, our income and asset tax expense margin decreased, as compared to the same period in the previous year from 9.9% to 8.6%, driven primarily by the higher pre-tax income in our Argentine subsidiary for the 2013 period, as compared to the rest of our subsidiaries. Our Argentine subsidiary benefits from a lower effective tax rate as a consequence of the software development law.

Our blended tax rate is defined as income and asset tax expense as a percentage of income before income and asset tax. Our effective income tax rate is defined as the provision for income taxes (net of charges related to dividend distributions from foreign subsidiaries that are offset with domestic foreign tax credits) as a percentage of income before income and asset tax. The effective income tax rate excludes the effects of the deferred income tax, and the assets and complementary income tax.

The following table summarizes the changes in our blended and effective tax rate for the three and six-month periods ended June 30, 2013 and 2012:

	Six-month Period Ended		Three-month Period Ended
	June 30,		June 30,
	2013	2012	2013	2012
Blended tax rate	28.0%	27.4%	26.3%	27.7%
Effective tax rate	31.0%	27.8%	31.9%	26.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Our blended tax rate decreased in the three months ended June 30, 2013, as compared to the same period in 2012, by 1.4%, due to growth in taxable income generated by our Argentine subsidiary where the income tax rate is lower as compared to other locations.

For the six months ended June 30, 2013, our blended tax rate slightly increased by 0.6% as compared to the same period in 2012. This increase is mainly driven by the foreign exchange loss of $6.4 million related to the devaluation of the Bolivar Fuerte against the U.S. dollar in Venezuela in February 2013, which was considered as non-deductible for tax purposes, and partially offset by higher non-taxable income in Argentina, as a consequence of the prevailing tax relief.

Our effective tax rate increased in the three months ended June 30, 2013, as compared to the same periods in 2012, by 5.5%, driven primarily by a higher income tax provision in Argentina, Brazil and Venezuela.

Our effective tax rate increased in the six months ended June 30, 2013, as compared to the same periods in 2012, by 3.2%, driven primarily by a higher income tax provision in Argentina and Brazil, partially offset by a decrease in income before income and asset tax in Venezuela.

The following table sets forth our effective income tax rate related to our main locations for the three and six-month periods ended June 30, 2013 and 2012:

	Six-month Period Ended June 30,		Three-month Period Ended June 30,
	2013	2012	2013	2012
Effective tax rate by country
Argentina	18.0%	15.0%	18.3%	14.4%
Brazil	34.7%	33.7%	34.7%	30.7%
Mexico	32.6%	33.9%	34.2%	30.6%
Venezuela	48.4%	33.6%	43.6%	33.6%

The Company’s Argentine subsidiary is a beneficiary of a software development law that grants it relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the three and six-month periods ended June 30, 2013 and 2012 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher; however, in that case, we would have pursued an alternative tax planning strategy. In addition, the Argentine government issued a new software development law which still waits for the regulatory decree. If the Argentine subsidiary qualifies under the new software development law, it is possible that the current Argentine income tax relief that we benefit from could be reduced slightly. However, under the new law, it is also possible that the tax holiday would be extended for an additional five years while also providing us with certain other fiscal benefits.

The increase in our Argentine operation’s effective income tax rate for the three and six-month periods ended June 30, 2013 as compared to the same periods in 2012 is a consequence of temporary tax differences.

For the three and six-month periods ended June 30, 2013, our Brazilian effective income tax rate was slightly higher than the local statutory rate of 34% mainly as a consequence of changes in temporary tax differences.

For the three and six-month periods ended June 30, 2013, our Mexican effective income tax rate was higher than the local statutory rate of 30% mainly as a result of changes in temporary tax differences.

For the three and six-month period ended June 30, 2013, our Venezuelan effective income tax rate was significantly higher than the local statutory rate of 34%, mainly due to the impact of the devaluation of the Bolivar Fuerte in February 2013, which is considered a permanent difference for U.S. GAAP reporting purposes.

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

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

	Six Months Ended June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$98,881,836	$54,621,583	$15,613,867	$32,694,097	$13,097,724	$214,909,107
Direct costs	(58,843,536)	(29,679,458)	(9,239,252)	(12,486,903)	(6,082,984)	(116,332,133)

Direct contribution	40,038,300	24,942,125	6,374,615	20,207,194	7,014,740	98,576,974

Margin	40.5%	45.7%	40.8%	61.8%	53.6%	45.9%

	Six Months Ended June 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$86,370,511	$38,677,682	$12,630,678	$23,658,890	$11,242,304	$172,580,065
Direct costs	(50,809,649)	(17,666,411)	(6,916,211)	(8,576,248)	(5,712,094)	(89,680,613)

Direct contribution	35,560,862	21,011,271	5,714,467	15,082,642	5,530,210	82,899,452

Margin	41.2%	54.3%	45.2%	63.8%	49.2%	48.0%

	Change from Six Months Ended June 30, 2012 to June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$12,511,325	$15,943,901	$2,983,189	$9,035,207	$1,855,420	$42,329,042
in %	14.5%	41.2%	23.6%	38.2%	16.5%	24.5%
Direct costs
in Dollars	$(8,033,887)	$(12,013,047)	$(2,323,041)	$(3,910,655)	$(370,890)	$(26,651,520)
in %	15.8%	68.0%	33.6%	45.6%	6.5%	29.7%
Direct contribution
in Dollars	$4,477,438	$3,930,854	$660,148	$5,124,552	$1,484,530	$15,677,522
in %	12.6%	18.7%	11.6%	34.0%	26.8%	18.9%

	Three Months Ended June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$51,116,153	$29,000,836	$7,823,566	$17,563,547	$6,679,258	$112,183,360
Direct costs	(27,849,992)	(16,203,748)	(5,122,425)	(6,478,796)	(3,215,003)	(58,869,964)

Direct contribution	23,266,161	12,797,088	2,701,141	11,084,751	3,464,255	53,313,396

Margen	45.5%	44.1%	34.5%	63.1%	51.9%	47.5%

	Three Months Ended June 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$44,205,857	$20,561,213	$6,046,812	$12,417,318	$5,612,859	$88,844,059
Direct costs	(25,066,435)	(9,543,476)	(3,269,574)	(3,728,913)	(2,896,426)	(44,504,824)

Direct contribution	19,139,422	11,017,737	2,777,238	8,688,405	2,716,433	44,339,235

Margen	43.3%	53.6%	45.9%	70.0%	48.4%	49.9%

	Change from Three Months Ended June 30, 2012 to June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$6,910,296	$8,439,623	$1,776,754	$5,146,229	$1,066,399	$23,339,301
in %	15.6%	41.0%	29.4%	41.4%	19.0%	26.3%
Direct costs
in Dollars	$(2,783,557)	$(6,660,272)	$(1,852,851)	$(2,749,883)	$(318,577)	$(14,365,140)
in %	11.1%	69.8%	56.7%	73.7%	11.0%	32.3%
Direct contribution
in Dollars	$4,126,739	$1,779,351	$(76,097)	$2,396,346	$747,822	$8,974,161
in %	21.6%	16.1%	-2.7%	27.6%	27.5%	20.2%

Net revenues

Net revenues for the three and six months ended June 30, 2013 as compared to the same periods in 2012, are described above in “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs

Brazil

For the three months ended June 30, 2013 as compared to the same period in 2012, direct costs increased by 11.1%, mainly driven by: i) a 12.0% increase in cost of net revenues, mainly attributable to an increase in costs of fraud prevention and in sales tax and ii) a 30.9% increase in general and administrative expenses, mainly attributable to increases in salaries and wages related to the long term retention plan for its variable portion and in legal fees.

For the six months ended June 30, 2013 as compared to the same period in 2012, direct costs increased by 15.8%, mainly driven by: i) a 12.2% increase in cost of net revenues, mainly attributable to an increase in customer support expenses, primarily driven by an increase in compensation and recruitment costs, in costs of fraud prevention and in sales tax; ii) a 11.9% increase in sales and marketing expenses, mainly attributable to the new television and radio campaign in Latin America; and iii) a 30.6% increase in general and administrative expenses, mainly attributable to increases in salaries and wages related to the long term retention plan for its variable portion and in legal fees.

Argentina

For the three months ended June 30, 2013 as compared to the same period in 2012, direct costs increased by 69.8%, mainly driven by: i) a 73.4% increase in cost of net revenues, mainly attributable to an increase in collection fees as an increase in our different payment-related services and an increase in taxes over bank transactions and ii) a 65.0% increase in sales and marketing expenses, mainly attributable to the new television and radio campaign in Latin America and an increase in chargebacks.

For the six months ended June 30, 2013 as compared to the same period in 2012, direct costs increased by 68.0%, mainly driven by: i) a 71.0% increase in cost of net revenues, mainly attributable to an increase in collection fees as a result of an increase in our different payment-related services, an increase in taxes over bank transactions and in sales taxes; ii) a 58.3% increase in sales and marketing expenses, mainly attributable to the new television and radio campaign in Latin America and an increase in chargebacks; and iii) a 83.2% increase in general and administrative expenses, mainly attributable salaries and wages related to the long term retention plan for its variable portion.

Mexico

For the three months ended June 30, 2013 as compared to the same period in 2012, direct costs increased by 56.7%, mainly driven by: i) a 64.6% increase in cost of net revenues, mainly attributable to an increase in customer support fees and collection fees and ii) a 51.7% increase in sales and marketing expenses, mainly attributable to the new television and radio campaign in Latin America.

For the six months ended June 30, 2013 as compared to the same period in 2012, direct costs increased by 33.6%, mainly driven by: i) a 48.9% increase in cost of net revenues, mainly attributable to an increase in customer support fees and collection fees and ii) a 28.2% increase in sales and marketing expenses, mainly attributable to the new campaign television and radio in Latin America and an increase in chargebacks.

Venezuela

For the three months ended June 30, 2013 as compared to the same period in 2012, direct costs increased by 73.7%, mainly driven by a $1.3 million, or 106.8%, in cost of net revenues, mainly attributable to an increase in customer support fees and collection fees; and ii) a 73.9% increase in sales and marketing expenses, mainly attributable to the new television and radio campaign in Latin America.

For the six months ended June 30, 2013 as compared to the same period in 2012, direct costs increased by 45.6%, mainly driven by: i) a 98.3% increase in cost of net revenues, mainly attributable to an increase in customer support fees and collection fees; and ii) a 58.7% increase in sales and marketing expenses, mainly attributable to the new television and radio campaign in Latin America and an increase in bad debt. These increases were partially offset by a decrease in general and administrative expenses related to certain checks for tax payments that were not collected by the National Tax and Customs Administration of Venezuela (“SENIAT”) as a consequence of administrative errors made by the clearing bank in the first quarter of 2012.

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

At June 30, 2013, our main source of liquidity, amounting to $202.5 million of cash and cash equivalents and short-term investments and $59.4 million of long-term investments has been provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of June 30, 2013, cash and investments of foreign subsidiaries amounted to $215.9 million or 82.4% of our consolidated cash and investments and approximately 59.7% of consolidated cash and investments are held outside the U.S., mostly in Brazil, Argentina and Venezuela. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, the working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2013 and 2012:

	Six-month Period Ended June 30,
(In millions)	2013	2012
Net cash provided by (used in):
Operating activities	$59.2	$58.5
Investing activities	(3.9)	(28.3)
Financing activities	(12.1)	(8.3)
Effect of exchange rates on cash and cash equivalents	(13.4)	(1.7)

Net increase in cash and cash equivalents	$29.7	$20.2

The table above may not total due to rounding

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Six-month Period Ended June 30,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$59.2	$58.5	$0.7	1.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $0.7 million increase in net cash provided by operating activities during the six-month period ended June 30, 2013 as compared to the same period in 2012 was primarily driven by a $6.4 million non-cash foreign exchange loss relating to the devaluation in Venezuela in February 2013, an increase in accounts payable and accrued expenses by $6.7 million, a decrease in accrued interest by $3.2 million, and an increase in interest received from investments by $2.8 million. Those increases in net cash provided by operating activities were offset as a consequence of an increase in MercadoPago working capital by $16.9 million and a $5.2 million increase in accounts receivable, an increase in depreciation and amortization by $1.4 million and a $2.4 million increase in net income, in the same period.

Net cash provided by (used in) investing activities

	Six-month Period Ended		Change from 2012 to
	June 30,		2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Investing activities	$(3.9)	$(28.3)	$24.3	86.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the six-month period ended June 30, 2013 resulted mainly from proceeds from the sale and maturity of investments of $449.4 million partially offset by purchases of investments for $412.0 million, as part of our financial strategy. We used $25.7 million to fund the acquisition of two office buildings in in Caracas and Buenos Aires. Finally, we used $7.3 million of cash during the six-month period ended June 30, 2013 to make capital expenditures mainly related to technological equipment and software licenses and $3.2 million to fund the acquisition of a software development company located in the Province of Cordoba, Argentina.

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

Net cash used in financing activities

	Six-month Period Ended		Change from 2012 to
	June 30,		2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$(12.1)	$(8.3)	$(3.8)	45.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the six-month period ended June 30, 2013, our primary use of cash was to fund the $11.1 million of aggregate cash dividends paid on January 15 and April 15, 2013, and $1.0 million for the repurchase of common stock.

For the six-month period ended June 30, 2012, our primary use of cash was to fund the $8.3 million of aggregate cash dividends paid on January 17 and April 16, 2012.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

As of June 30, 2013, we recorded $6.3 million of dividends payable to our stockholders. In addition, as of June 30, 2013, our outstanding debt of $46 thousands is related to Argentine car lease contracts.

In order to buy the new office building in Buenos Aires, we obtained a seller’s financing to be paid in 7 monthly installments, beginning June 2013. As of June 30, 2013, we recorded a liability for the unpaid balance of the new office building in Buenos Aires for a total amount of $12.2 million.

Cash Dividends

On January 15, 2013, we paid an aggregate cash dividend for the quarter of $4.8 million (or $0.109 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2012. On February 22 and April 30, 2013, our board of directors approved the 2013 first quarter and 2013 second quarter cash dividends, respectively, of $6.3 million (or $0.143 per share) on our outstanding shares of common stock. The dividends were paid on April 15 and July 15, 2013, respectively, to stockholders of record as of the close of business on March 29 and June 28, 2013, respectively.

On July 30, 2013, the board of directors declared the 2013 third quarter cash dividend of $6.3 million (or $0.143 per share), payable to the holders of the Company’s common stock. We expect that this third quarter cash dividend will be paid on October 15, 2013 to stockholders of record as of the close of business on September 30, 2013.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures for the six-month periods ended June 30, 2013 and 2012 amounted to $53.3 million and $10.4 million, respectively. During the six months ended June 30, 2013 we acquired a 100% ownership interest in a software development company located in the Province of Cordoba, Argentina at an aggregate purchase price of $3.4 million.

In April 2013, we acquired three floors or 3,865 square meters in a new office building located in Buenos Aires for a total purchase price of $18.0 million plus VAT. The price will be paid in Argentine pesos. At the date of signing of the purchase agreement, we paid $0.4 million plus VAT in advance and paid $3.2 million plus VAT. The remaining $14.4 million plus VAT will be paid in seven monthly installments beginning in June 2013. At the date of this report, we paid the first two installments amounting to $4.1 million plus VAT.

In May 2013, the Company acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas, Venezuela for a total purchase price of $20.0 million or BF$126.0 million. The purchase price was paid in Bolivares Fuertes.

During the first half of 2012 we opened a new office in Aguada Park, Uruguay. Our investment in this new office amounted to approximately $1.0 million and was completed to expand our customer support operations.

We are permanently increasing the level of investment on hardware and software licenses necessary to improve and update the technology of our platform and cost of computer software developed internally. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

At June 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Non-GAAP Financial Measures

To supplement our interim condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (U.S. GAAP), we use free cash flows, adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share as non-GAAP measures.

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

Free cash flow represents cash from operating activities less payment for the acquisition of property, equipment and intangible assets and acquired businesses net of cash acquired. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after the purchases of property, equipment, of intangible assets and of acquired businesses net of cash acquired. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period.

Reconciliation of Operating Cash Flows to Free Cash Flows

	Six-month Period Ended
	June 30,
(In millions)	2013	2012
Net Cash provided by Operating Activities	$59.2	$58.5
Payment for acquierd business, net of cash acquired	(3.2)	—
Purchase of intangible assets	(0.0)	(1.4)
Purchase of property and equipment	(38.1)	(8.3)

Net increase in cash and cash equivalents	$17.9	$48.8

The table above may not total due to rounding.

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela, because it may not be indicative of our results of operations. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in our financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Interim Condensed Consolidated Statement of Income for the period.

	Six Months
	Ended June 30,
	2013(**)
Net income before income / asset tax expense as reported	$66.1
Devaluation loss in Venezuela	6.4

Adjusted Net income before income / asset tax expense	$72.5

Income and asset tax as reported	(18.5)
Income tax effect on devaluation loss in Venezuela	(0.5	)(1)

Adjusted Income and asset tax	$(19.1)

Net Income	$47.5
Devaluation loss in Venezuela	6.4
Income tax effect on devaluation loss in Venezuela	(0.5	)(1)

Adjusted Net Income	$53.4

Adjusted Blended Tax Rate	26.3%
Weighted average of outstanding common shares	44,152,132
Adjusted Earnings per share as reported	$1.07
Adjusted Earnings per share	$1.21

(**)	Stated in millions of U.S. dollars.
(1)	Income tax charge related to the Venezuela devaluation under local tax rules and regulations.

The table above may not total due to rounding.

Item 3	— Qualitative and Quantitative Disclosure About Market Risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Real due to Brazil’s share of our revenues, may affect the value of our financial assets and liabilities.

Foreign currencies

At June 30, 2013, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to a highly inflationary environment. As of June 30, 2013, the total cash and cash equivalents denominated in foreign currencies totaled $102.6 million, short-term investments denominated in foreign currencies totaled $61.7 million and accounts receivable and credit cards receivables in foreign currencies totaled $82.6 million. As of June 30, 2013, we had long-term investments denominated in foreign currencies amounted to $3.0 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of June 30, 2013, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $38.2 million and our U.S. dollar-denominated long-term investments totaled $56.4 million. For the three months ended June 30, 2013 we had a consolidated gain on foreign currency of $3.6 million mainly as a result of the devaluation in Argentina and in Brazil. For the six-month period ended June 30, 2013, we had a consolidated loss on foreign currency of $2.6 million, mainly related to the monetary assets held in our Venezuelan subsidiaries. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended June 30, 2013 compared to three-month period ended June 30, 2012 and the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012 — Other income, net” for more information).

In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 became the accounting basis for those assets. Monetary assets and liabilities in Bolivares Fuertes were re-measured to the U.S. dollar at the official closing exchange rate as of June 30, 2013 and at the SITME exchange rate published by the BCV as of December 31, 2012 and the results of the operations in Bolivares Fuertes were re-measured into U.S. dollars at the average monthly official exchange rate.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2013 and December 31, 2012 and net revenues for the six-month periods ended June 30, 2013 and 2012.

	For the six-month periods ended
	June 30,
	2013	2012
Venezuelan operations
Net Revenues	$32,694,097	$23,658,890

	June 30,	December 31,
	2013	2012
Assets	74,128,243	62,938,728
Liabilities	(28,719,423)	(22,652,965)

Net Assets	$45,408,820	$40,285,763

As of June 30, 2013, net assets of our Venezuelan subsidiaries amount to approximately 14.7% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 13.0% of our consolidated cash and investments.

On February 8, 2013, the Government of Venezuela, through the Foreign Exchange Agreement No. 14, has devalued as from February 9, 2013, the official exchange rate from 4.3 to 6.3 Bolivares Fuertes per U.S. dollar. The devaluation required re-measurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. This devaluation has generated a foreign currency loss of approximately $6.4 million.

In addition, on February 8, 2013, the Government of Venezuela, through Decree No. 9381 (the “Decree”) has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), a committee that will have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV eliminated the SITME, which was former system that allowed companies limited access to foreign currencies for payments to foreign suppliers.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which will act jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within this new system, a company should be registered at the Registro Automatizado (Automatized Register, or “RUSAD”). The acquisition of foreign currencies under this new system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.30 Bolivares Fuertes per U.S. dollar. At the date of this report, we have been unable to access the auction process and there is no information available on the details or planned frequency of the SICAD mechanism.

Accordingly, as of June 30, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was 6.30 Bolivares Fuertes per U.S. dollar.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. CADIVI is the only means by which U.S. dollars for dividend distributions can be requested. We did not request authorization to CADIVI in 2012, neither during the six months ended June 30, 2013, to acquire U.S. dollars to make dividend distributions. We have not distributed dividends from our Venezuelan subsidiaries since 2011.

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

The following table sets forth the percentage of consolidated net revenues by segment for the three and six-month periods ended June 30, 2013 and 2012:

	Six-month Period Ended		Three-month Period Ended
	June 30,		June 30,
(% of total consolidated net revenues)	2013	2012	2013	2012
Brazil	46.0%	50.0%	45.6%	49.8%
Argentina	25.4	22.4	25.9	23.1
Venezuela	15.2	13.7	15.7	14.0
Mexico	7.3	7.3	7.0	6.8
Other Countries	6.1	6.5	6.0	6.3

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of June 30, 2013 and for the six months then ended:

Foreign Currency Sensitivity Analysis

Foreign Currency Sensitivity Analysis

	-10%	Actual	+10%
(In millions)	(1)		(2)
Net revenues	$238.8	$214.9	$195.6
Expenses	(167.7)	(150.9)	(137.4)

Income from operations	71.2	64.0	58.2

Other income (expenses) and income tax related to P&L items	(15.3)	(13.8)	(12.6)
Foreign Currency impact related to the remeasurement of our Net Asset position	(2.9)	(2.6)	(2.4)

Net income	52.9	47.5	43.1

Less: Net Income attributable to Noncontrolling
Interest	0.09	0.08	0.08

Net income attributable to MercadoLibre, Inc.	52.8	47.4	43.0

Total Shareholders’ Equity	$329.4	$308.9	$301.0

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the six months ended June 30, 2013 we did not entered into any such transactions.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. At June 30, 2013, MercadoPago’s funds receivable from customers totaled $61.6 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2013, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 2.04%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2013 could decrease (increase) by approximately $1.4 million.

As of June 30, 2013, our short-term investments amounted to $71.3 million and our long-term investments amounted to $59.4 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2009, 2010, 2011 and 2012 long-term retention plan (the “2009, 2010, 2011 and 2012 LTRP, respectively”) payable as follows:

•

eligible employees will receive a fixed cash payment equal to 6.25% of his or her 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus once a year for a period of eight years starting in 2010 and/or 2011 and/or 2012 and/or 2013 (the “2009, 2010, 2011 and 2012 Annual Fixed Payment, respectively”); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “2009, 2010, 2011 and 2012 Variable Payment, respectively”) equal to the product of (i) 6.25% of the applicable 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008, 2009, 2010 and 2011 Stock Price, defined as $13.81, $45.75, $65.41 and $77.77 for the 2009, 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009, 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2009, 2010, 2011 and 2012 variable payment LTRP liability subjects us to equity price risk. In May 2013 the board of directors, upon the recommendation of the Compensation Committee, approved certain amendments to the 2009, 2010, 2011 and 2012 Long-Term Retention Plans (the Amended LTRPs), to give the Company (through the approval of the Compensation Committee) the option to pay the compensation due under the Amended LTRPs in cash, common stock or a combination thereof. The company has granted the right to any Amended LTRP participant to request settlement in cash. The Amended LTRPs have been considered to be a substantive liability and classified accordingly in the balance sheet.

At June 30, 2013, the total contractual obligation fair value of our 2009, 2010, 2011 and 2012 Variable Payment LTRP liability amounted to $16.3 million. As of June 30, 2013, the accrued liability related to the 2009, 2010, 2011 and 2012 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounted to $9.1 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011 and 2012 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%.

	As of June 30, 2013
(In US dollars)	MercadoLibre, Inc Equity Price	2009, 2010, 2011 and 2012 variable LTRP liability
Change in equity price in percentage
40%	152.27	22,886,187
30%	141.39	21,251,459
20%	130.52	19,616,731
10%	119.64	17,982,004
Static (*)	108.76	16,347,276
-10%	97.89	14,712,549
-20%	87.01	13,077,821
-30%	76.13	11,443,093
-40%	65.26	9,808,366

(*)	Average closing stock price for the last 60 trading days of the closing date

Item 4	— Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2013, our total reserves for proceeding-related contingencies were approximately $3.4 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.

As of June 30, 2013, there were 595 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of June 30, 2013, there were more than 3,504 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending ourself in these actions. We have established a reserve for those proceedings which we have considered that a loss is probable. The disclosure below updates and supplements the information set forth in “Item 3 – Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries in the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000 per day. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On May 28, 2012, the Plaintiff filed an appeal related to the injunction relief to the State Court of Appeals and the Brazilian subsidiaries presented their defense on August 16, 2012. The Superior court’s ruling is still pending. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with the same arguments alleged in the injunction request and seeking compensatory and statutory damages. We presented our defense on March 20, 2013. As of June 30, 2013 the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was summoned of the lawsuit. On March 1, 2012 the Company presented its defense. On August 29, 2012 a conciliatory hearing was held, but no agreement was reached. On October 22, 2012, the Lower Court Judges ruled in favor of MercadoLivre and dismissed the claim against MercadoLivre. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and we presented our response on July 2, 2013. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

City of São Paulo Tax Claims

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010 in an approximate amount of R$23 million or $11.4 million according to the exchange rate as of September 30, 2012. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. As of June 30, 2013, the ruling of mentioned appeal was still pending. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

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

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Pending legislation in Brazil relating to certain payment processing functions carried out by non-financial institutions could, if enacted, among other things, require our MercadoPago operations to secure authorization from the government prior to continuing its operations or limit our services, any of which could have a material adverse effect on our business and results of operations.

On May 17, 2013, the Brazilian government issued Medida Provisoria 615/13, or the Provisional Measure, which grants to the Brazilian Central Bank powers of regulation and supervision of certain payment processing functions carried out by certain non-financial institutions in Brazil. This regulation covers a wide variety of issues, including, among other things, rules related to authorization requirements for certain payment processing functions by non-financial institutions, penalties for non-compliance, the promotion of financial inclusion, the reduction of systemic, operational and credit risks, reporting obligations and governance. The Provisional Measure is pending approval before the Brazilian Congress, but could be approved and become law in the next few weeks.

As currently proposed, the Provisional Measure would apply to our MercadoPago business in Brazil. If the law becomes enacted in its current form, it could cause our MercadoPago operations to secure authorization from the government prior to continuing its operations and thereby cause us to shut down our MercadoPago business for an indefinite period of time, to comply with various new regulations that may be costly and time consuming, to pay penalties for non-compliance, to limit the services we offer through MercadoPago or change our business practices, any of which could materially adversely affect our business and results of operations.

Pending legislation in Venezuela that would limit the maximum sale price that a seller could receive in connection with the sale of an automobile on our MercadoLibre Marketplace in Venezuela could have a material adverse impact on our Venezuelan business and results of operations.

During 2013, the Congress of Venezuela has been considering new legislation that would impose certain limits on the maximum sale prices that would be permitted for the sale of used and new vehicles in the country. Among other provisions, the proposed legislation would impose certain obligations on our MercadoLibre Marketplace and Tucarro website in Venezuela to ensure that classified ads listed on these platforms comply with the maximum sales price restrictions. Automobile sales represent a meaningful part of our business in Venezuela. If this legislation is finally enacted into law, it could cause us to, among other things, remove listings by sellers that fail to comply with the maximum sales price restrictions, to pay penalties for non-compliance, to limit our services or to change our business practices, any of which could have a material adverse impact on our Venezuelan business and results of operations.

Item 4	— Mine Safety Disclosures

Not applicable.

Item 6	— Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

10.1	Purchase Agreement, dated, as of May 10, 2013, between MercadoLibre SRL and Ribera Desarrollos S.A

10.2	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C.

10.3	Amended and Restated 2009 Long-Term Retention Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2013)

10.4	Amended and Restated 2010 Long-Term Retention Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2013)

10.5	Amended and Restated 2011 Long-Term Retention Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2013)

10.6	Amended and Restated 2012 Long-Term Retention Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 5, 2013)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.INS	XBRL Taxonomy Extension Definition Linkbase***

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
*	Filed herewith
**	Furnished herewith
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 6, 2013	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

10.1	Purchase Agreement, dated, as of May 10, 2013, between MercadoLibre SRL and Ribera Desarrollos S.A.

10.2	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C.

10.3	Amended and Restated 2009 Long-Term Retention Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2013)

10.4	Amended and Restated 2010 Long-Term Retention Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2013)

10.5	Amended and Restated 2011 Long-Term Retention Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2013)

10.6	Amended and Restated 2012 Long-Term Retention Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 5, 2013)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.INS	XBRL Taxonomy Extension Definition Linkbase***

*	Filed herewith
**	Furnished herewith
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Registration Statement on Form S 1 of MercadoLibre, Inc. filed on May 11, 2007.