Form 10-Q
period 2013-09-30
MERCADOLIBRE INC
filed 2013-11-08
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

44,152,933 shares of the issuer’s common stock, $0.001 par value, outstanding as of October 31, 2013.

MERCADOLIBRE, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	2

Interim Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2013 and 2012	3

Interim Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2013 and 2012	4

Interim Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and 2012	5

Notes to the Interim Condensed Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	52

Item 4 — Controls and Procedures	57

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	57

Item 1A — Risk Factors	59

Item 6 — Exhibits	59

INDEX TO EXHIBITS	61

Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
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

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of September 30, 2013 and December 31, 2012

and for the three and nine-month periods

ended September 30, 2013 and 2012

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$128,096,994	$101,489,002
Short-term investments	91,330,179	93,694,805
Accounts receivable, net	26,621,654	19,837,022
Credit cards receivables, net	37,867,650	35,816,506
Prepaid expenses	4,158,163	2,080,079
Deferred tax assets	14,323,447	11,040,543
Other assets	15,351,008	11,403,218

Total current assets	317,749,095	275,361,175
Non-current assets:
Long-term investments	69,806,906	85,955,584
Advance for fixed assets	26,167,766	—
Property and equipment, net	80,000,110	37,726,222
Goodwill	57,855,465	60,366,063
Intangible assets, net	6,438,684	7,279,865
Deferred tax assets	5,293,222	5,862,247
Other assets	6,009,997	6,118,120

Total non-current assets	251,572,150	203,308,101

Total assets	$569,321,245	$478,669,276

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$33,211,973	$23,976,613
Funds payable to customers	122,286,835	101,472,662
Salaries and social security payable	23,313,366	19,974,463
Taxes payable	16,187,618	19,210,568
Loans payable and other financial liabilities	18,909,134	84,570
Dividends payable	6,313,869	4,812,396

Total current liabilities	220,222,795	169,531,272
Non-current liabilities:
Salaries and social security payable	8,555,276	3,452,445
Loans payable and other financial liabilities	23,575	59,493
Deferred tax liabilities	8,535,181	8,975,290
Other liabilities	3,783,877	2,837,150

Total non-current liabilities	20,897,909	15,324,378

Total liabilities	$241,120,704	$184,855,650

Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	$4,000,000	$4,000,000
Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,152,933 and 44,150,920 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	$44,153	$44,151
Additional paid-in capital	120,491,485	120,468,759
Retained earnings	275,583,588	218,083,844
Accumulated other comprehensive loss	(71,918,685)	(48,783,128)

Total Equity	324,200,541	289,813,626

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$569,321,245	$478,669,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three-month periods ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net revenues	$337,964,538	$269,846,848	$123,055,431	$97,266,784
Cost of net revenues	(93,871,368)	(70,682,782)	(34,144,989)	(25,693,605)

Gross profit	244,093,170	199,164,066	88,910,442	71,573,179
Operating expenses:
Product and technology development	(31,217,195)	(21,703,194)	(12,074,586)	(7,983,301)
Sales and marketing	(67,336,933)	(52,820,525)	(24,175,448)	(18,587,486)
General and administrative	(44,119,063)	(34,110,996)	(15,261,345)	(11,288,705)

Total operating expenses	(142,673,191)	(108,634,715)	(51,511,379)	(37,859,492)

Income from operations	101,419,979	90,529,351	37,399,063	33,713,687

Other income (expenses):
Interest income and other financial gains	8,373,112	8,996,775	2,776,791	2,925,913
Interest expense and other financial losses	(1,379,516)	(864,477)	(487,496)	(312,860)
Foreign currency gains (losses)	(1,073,255)	(477,499)	1,575,592	(193,529)
Other losses, net	(44,557)	(190,968)	(42,217)	(179,707)

Net income before income / asset tax expense	107,295,763	97,993,182	41,221,733	35,953,504

Income / asset tax expense	(30,605,467)	(26,893,425)	(12,075,486)	(9,885,607)

Net income	$76,690,296	$71,099,757	$29,146,247	$26,067,897

Less: Net (Loss) Income attributable to Redeemable Noncontrolling Interest	(53,213)	42,864	(137,927)	24,804

Net income attributable to MercadoLibre, Inc. shareholders	$76,743,509	$71,056,893	$29,284,174	$26,043,093

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Basic EPS
Basic net income attributable to MercadoLibre, Inc. Shareholders per common share	$1.73	$1.62	$0.66	$0.59

Weighted average of outstanding common shares	44,152,402	44,146,834	44,152,933	44,150,387

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc. Shareholders per common share	$1.73	$1.62	$0.66	$0.59

Weighted average of outstanding common shares	44,152,402	44,153,778	44,152,933	44,157,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$76,690,296	$71,099,757	$29,146,247	$26,067,897
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(22,423,839)	(8,082,603)	(7,796,679)	(1,258,637)
Unrealized net (losses) gains on available for sale investments	47,848	975,179	290,619	104,883
Less: reclassification adjustment for gains on available for sale investments included in net income	(759,565)	(924,657)	—	—

Net change in accumulated other comprehensive loss, net of income tax	(23,135,556)	(8,032,081)	(7,506,060)	(1,153,754)

Total Comprehensive Income	$53,554,740	$63,067,676	$21,640,187	$24,914,143

Less: Comprehensive (loss) income attributable to Redeemable Noncontrolling Interest	(110,761)	325,499	(178,175)	76,368

Comprehensive Income attributable to MercadoLibre, Inc. Shareholders	$53,665,501	$62,742,177	$21,818,362	$24,837,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$76,743,509	$71,056,893
Adjustments to reconcile net income to net cash provided by operating activities:
Net (loss) income attributable to Redeemable Noncontrolling Interest	(53,213)	42,864
Net Devaluation Loss in Venezuela	6,420,929	—
Depreciation and amortization	8,593,391	6,412,210
Accrued interest	(3,233,243)	(5,713,349)
LTRP accrued compensation	9,997,214	3,338,368
Deferred income taxes	(4,006,615)	(813,538)
Changes in assets and liabilities:
Accounts receivable	(17,138,968)	(3,824,015)
Credit Card Receivables	(7,559,739)	(18,852,184)
Prepaid expenses	(2,297,492)	(1,022,894)
Other assets	(6,233,513)	(2,092,362)
Accounts payable and accrued expenses	17,978,834	10,869,830
Funds payable to customers	32,479,237	19,984,595
Other liabilities	2,465,012	930,000
Interest received from investments	8,693,109	3,391,720

Net cash provided by operating activities	122,848,452	83,708,138

Cash flows from investing activities:
Purchase of investments	(802,270,257)	(344,739,785)
Proceeds from sale and maturity of investments	803,214,085	320,436,580
Payment for acquired businesses, net of cash acquired	(3,224,162)	—
Purchases of intangible assets	—	(1,341,789)
Advance for fixed assets	(26,167,766)	—
Purchases of property and equipment (*)	(49,928,150)	(11,682,839)

Net cash used in investing activities	(78,376,250)	(37,327,833)

Cash flows from financing activities:
Loans payable and other financial liabilities	13,523,158	—
Dividends paid	(17,440,135)	(13,155,438)
Repurchase of Common Stock	(1,012,216)	—
Stock options exercised	3,020	5,700

Net cash used in financing activities	(4,926,173)	(13,149,738)

Effect of exchange rate changes on cash and cash equivalents	(12,938,037)	(2,440,392)

Net increase in cash and cash equivalents	26,607,992	30,790,175
Cash and cash equivalents, beginning of the period	101,489,002	67,381,677

Cash and cash equivalents, end of the period	$128,096,994	$98,171,852

(*)	Net of financial liabilities, see Note 5 “Office building acquisition agreement in Buenos Aires”

The accompanying notes are an integral part of these condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

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

As of September 30, 2013, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A.

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

Substantially all revenues and operating costs are generated in the Company’s foreign operations, amounting to approximately 99.6% and 99.5% of the consolidated totals during the nine-month periods ended September 30, 2013 and 2012, respectively. Long-lived assets located in the foreign operations totaled $135,068,130 and $98,569,068 as of September 30, 2013 and December 31, 2012, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2013 and December 31, 2012. These financial statements also show the Company’s consolidated statements of income and of comprehensive income for the three and nine-month periods ended September 30, 2013 and 2012, its consolidated statement of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

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

Foreign Currency Translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since the year ended December 31, 2010. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period/year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

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

Foreign Currency Translation (Continued)

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which will act jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within this new system, a company should be registered at the Registro Automatizado (Automatized Register, or “RUSAD”). The acquisition of foreign currencies under this new system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.30 Bolivares Fuertes per U.S. dollar. At the date of these interim condensed consolidated financial statements, the Company has been unable to access the auction process and there is no information available on the details or planned frequency of the SICAD mechanism.

Accordingly, as of September 30, 2013, the exchange rate used to re-measure the net monetary assets of the Company’s Venezuelan subsidiaries was 6.30 Bolivares Fuertes per U.S. dollar. Moreover, transactions carried out by the Company’s Venezuelan subsidiaries were re-measured at the monthly average exchange rate for the nine months then ended. The SITME rate used to re-measure foreign currency transactions during 2012 was 5.3 Bolivares Fuertes per U.S. dollar. The devaluation of the official exchange rate of the Bolivares Fuertes against the U.S. dollar from 5.3 to 6.3 Bolivares Fuertes per U.S. dollar generated a foreign currency loss amounted to approximately $6.4 million in the first quarter of 2013. The Bolivares Fuertes could lose further value with respect to the U.S. dollar depending on the foreign currency exchange policies that might be adopted by the government of Venezuela in the future.

Until 2010 the Company was able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of its Venezuelan subsidiaries, were used for dividend distributions from its Venezuelan subsidiaries. CADIVI is the only means by which U.S. dollars for dividend distributions can be requested. The Company’s Venezuelan subsidiaries did not request authorization to CADIVI in 2012, neither during the nine months ended September 30, 2013, to acquire U.S. dollars to make dividend distributions. The Company has not distributed dividends from its Venezuelan subsidiaries since 2011.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation (Continued)

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2013 and December 31, 2012 and net revenues for the nine-month periods ended September 30, 2013 and 2012.

	For the nine-month periods ended
	September 30,
	2013	2012
Venezuelan operations
Net Revenues	$55,695,385	$37,872,351

	September 30,	December 31,
	2013	2012
Assets	106,529,563	62,938,728
Liabilities	(53,195,418)	(22,652,965)

Net Assets	$53,334,145	$40,285,763

As of September 30, 2013, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 16.5% of the consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 12.4% of the consolidated cash and investments.

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

Aggregate tax benefit totaled $2,973,762 and $2,530,901 for the three-month periods ended September 30, 2013 and 2012, respectively, while for the nine-month periods ended at such dates amounted to $7,742,787 and $6,656,141, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.07 and $0.06 for the three-month periods ended September 30, 2013 and 2012, respectively, while for the nine-month periods ended at such dates amounted to $0.18 and $0.15, respectively.

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

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree was issued, which established the new requirement to become beneficiary of the new software development law. The Industry Secretary resolution which establishes the mechanism to file the information to obtain the benefits derived from the new software development law is still pending. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation must achieve certain required ratios annually under the new software development law. The current income tax reliefs could decrease, but are not expected to be materially lower than the benefits under the current law. In addition, it would extend its tax holiday, which would otherwise finish in 2014, for an additional five year period, to 2019 and would obtain some other benefits. As of the date of these financial statements Management is evaluating the impact of the new decree.

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

The following table shows how net income available to common shareholders is allocated using the two-class method, for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$29,146,247	$29,146,247	$26,067,897	$26,067,897

Net loss (income) attributable to noncontrolling interests	137,927	137,927	(24,804)	(24,804)

Change in redeemable amount of noncontrolling interest	(306,133)	(306,133)	184,100	184,100

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$28,978,041	$28,978,041	$26,227,193	$26,227,193

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share (Continued)

	Nine Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$76,690,296	$76,690,296	$71,099,757	$71,099,757

Net loss (income) attributable to noncontrolling interests	53,213	53,213	(42,864)	(42,864)

Change in redeemable amount of noncontrolling interest	(355,370)	(355,370)	321,300	321,300

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$76,388,139	$76,388,139	$71,378,193	$71,378,193

Net income per share of common stock is as follows for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$0.66	$0.66	$0.59	$0.59

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$28,978,041	$28,978,041	$26,227,193	$26,227,193

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,152,933	44,152,933	44,150,387	44,150,387
Adjustment for stock options	—	—	—	1,975
Adjustment for shares granted under LTRP	—	—	—	4,959

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,152,933	44,152,933	44,150,387	44,157,321

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share (Continued)

	Nine Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$1.73	$1.73	$1.62	$1.62

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$76,388,139	$76,388,139	$71,378,193	$71,378,193

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,152,402	44,152,402	44,146,834	44,146,834
Adjustment for stock options	—	—	—	1,977
Adjustment for shares granted under LTRP	—	—	—	4,967

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,152,402	44,152,402	44,146,834	44,153,778

During the three and nine-month periods ended September 30, 2013 and 2012, there were no anti-dilutive shares.

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

The Company’s interim condensed consolidated statement of income includes the results of operations of the acquired business as from March 22, 2013. The net revenues and net loss of the acquiree included in the Company’s condensed consolidated statement of income since the acquisition amounted to $511,421 and $25,288, respectively.

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

Goodwill is not deductible for tax purposes.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, Goodwill and Intangible assets (Continued)

Goodwill and Intangible assets

The composition of Goodwill and Intangible assets, as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Goodwill	$57,855,465	$60,366,063
Intangible assets with indefinite lives
- Trademarks	5,220,400	5,326,057
Amortizable intangible assets
- Licenses and others	3,360,827	3,829,668
- Non-compete agreement	1,084,248	1,195,509
- Customer list	1,644,722	1,708,770

Total intangible assets	$11,310,197	$12,060,004
Accumulated amortization	(4,871,513)	(4,780,139)

Total intangible assets, net	$6,438,684	$7,279,865

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2013 and the year ended December 31, 2012, are as follows:

	Period ended September 30, 2013 (Unaudited)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of period	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063
- Business acquisition	1,307,644	659,159	—	186,806	405,637	69,385	40,030	2,668,661
- Effect of exchange rates changes	(1,047,310)	(2,956,006)	(325,508)	(204,130)	(47,126)	(459,034)	(140,145)	(5,179,259)

Balance, end of the period	$10,966,615	$16,592,247	$6,789,703	$11,387,456	$5,204,541	$5,507,487	$1,407,416	$57,855,465

	Year ended December 31, 2012 (Audited)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948
- Effect of exchange rates changes	(957,162)	(2,694,680)	537,752	782,941	—	529,610	73,654	(1,727,885)

Balance, end of the year	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, Goodwill and Intangible assets (Continued)

Goodwill and Intangible assets (Continued)

Intangible assets subject to amortization

Intangible assets subject to amortization are comprised of customer lists and user base, trademarks and trade names, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $194,114 and $207,374 for the three-month periods ended September 30, 2013 and 2012, respectively, while for the nine-month periods ended at such dates amounted to $631,560 and $669,850, respectively.

The estimated aggregate amortization expense for each of the four succeeding fiscal years, as of September 30, 2013 is as follows:

For year ended 12/31/2013	$143,931
For year ended 12/31/2014	554,593
For year ended 12/31/2015	455,846
For year ended 12/31/2016	63,069
Thereafter	845

$1,218,284

5.	Segment reporting

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

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, headcount compensation and third party fees. All corporate related costs have been excluded from the Company’s direct contribution.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended September 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$52,262,896	$33,139,321	$8,143,109	$23,001,287	$6,508,818	$123,055,431
Direct costs	(30,385,801)	(18,385,612)	(5,110,995)	(7,921,950)	(2,865,057)	(64,669,415)

Direct contribution	21,877,095	14,753,709	3,032,114	15,079,337	3,643,761	58,386,016
Operating expenses and indirect costs of net revenues						(20,986,953)

Income from operations						37,399,063

Other income (expenses):
Interest income and other financial gains						2,776,791
Interest expense and other financial losses						(487,496)
Foreign currency gain						1,575,592
Other losses, net						(42,217)

Net income before income / asset tax expense						$41,221,733

	Three Months Ended September 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$46,202,033	$24,122,810	$6,736,106	$14,213,460	$5,992,375	$97,266,784
Direct costs	(27,296,613)	(11,291,054)	(4,251,146)	(4,058,735)	(2,857,274)	(49,754,822)

Direct contribution	18,905,420	12,831,756	2,484,960	10,154,725	3,135,101	47,511,962
Operating expenses and indirect costs of net revenues						(13,798,275)

Income from operations						33,713,687

Other income (expenses):
Interest income and other financial gains						2,925,913
Interest expense and other financial losses						(312,860)
Foreign currency loss						(193,529)
Other losses, net						(179,707)

Net income before income / asset tax expense						$35,953,504

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

	Nine Months Ended September 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$151,144,732	$87,760,904	$23,756,976	$55,695,385	$19,606,541	$337,964,538
Direct costs	(89,229,337)	(48,065,070)	(14,350,247)	(20,408,854)	(8,947,601)	(181,001,109)

Direct contribution	61,915,395	39,695,834	9,406,729	35,286,531	10,658,940	156,963,429
Operating expenses and indirect costs of net revenues						(55,543,450)

Income from operations						101,419,979

Other income (expenses):
Interest income and other financial gains						8,373,112
Interest expense and other financial losses						(1,379,516)
Foreign currency loss						(1,073,255)
Other losses, net						(44,557)

Net income before income / asset tax expense						$107,295,763

	Nine Months Ended September 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$132,572,544	$62,800,492	$19,366,784	$37,872,351	$17,234,677	$269,846,848
Direct costs	(78,106,262)	(28,957,465)	(11,167,356)	(12,634,983)	(8,569,958)	(139,436,024)

Direct contribution	54,466,282	33,843,027	8,199,428	25,237,368	8,664,719	130,410,824
Operating expenses and indirect costs of net revenues						(39,881,473)

Income from operations						90,529,351

Other income (expenses):
Interest income and other financial gains						8,996,775
Interest expense and other financial losses						(864,477)
Foreign currency loss						(477,499)
Other losses, net						(190,968)

Net income before income / asset tax expense						97,993,182

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following table summarizes the allocation of the long-lived tangible assets based on geography, as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
US long-lived tangible assets	$9,213,001	$6,782,077
Other countries long-lived tangible assets
Argentina	31,992,332	16,955,438
Brazil	4,447,486	2,421,618
Mexico	650,607	378,653
Venezuela	30,464,662	8,455,816
Other countries	3,232,022	2,732,620

	$70,787,109	$30,944,145

Total long-lived tangible assets	$80,000,110	$37,726,222

Long-lived tangible assets acquired:

Office building acquisition agreement in Buenos Aires

In April 2013, the Company acquired three floors or 3,918 square meters in a new office building located in Buenos Aires for a total amount of $18.5 million plus VAT. The price will be paid in Argentine pesos. At the date of this interim condensed consolidated financial statements the Company paid: i) $0.4 million plus VAT in advance; ii) $3.2 million plus VAT at the date of signing of the purchase agreement and iii) five monthly installments starting in June to October 2013, for an aggregate amount of $10.5 million.

As of September 30, 2013, the Company recorded a liability for the unpaid balance of this building acquisition for a total amount of $6.2 million, which will be paid in three monthly installments from October to December 2013.

Office building acquisitions agreement in Caracas

In May 2013, the Company acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas for a total amount of $20.0 million or BF$126.0 million. The price has been paid in Bolivares Fuertes.

In addition, on September 19, 2013, one of the Company’s Venezuelan subsidiaries entered into a memorandum of understanding to acquire an office property totaling 1,367 square meters, in Caracas, Venezuela. The purchase price of BF$328.2 million, or approximately $52.2 million, was paid in local currency. The Company’s Venezuelan subsidiary is funding a portion of the purchase price with its own funds and the balance of approximately BF$85.1 million, or $13.5 million, pursuant to an unsecured line of credit.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The unsecured line of credit, which has a 12-month term, was obtained from Venezuelan bank at a fixed interest rate of 13% per annum.

As of September 30, 2013, the Company recorded into its interim condensed consolidated balance sheet, an Advance for fixed assets for the 50% of the purchase price as a consequence that the transfer of the property was still pending as of that date, and a bank loan included in current liabilities under the caption “Loans payable and other financial liabilities”.

At the date of these interim condensed consolidated financial statements, the Company has paid the 100% of the purchase price.

The following table summarizes the allocation of the goodwill and intangible assets based on geography, as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
US intangible assets	$13,218	$21,005
Other countries goodwill and intangible assets
Argentina	17,440,367	20,328,154
Brazil	10,976,514	10,724,007
Mexico	14,593,782	14,644,795
Venezuela	6,953,628	6,595,117
Other countries	14,316,640	15,332,850

	$64,280,931	$67,624,923

Total goodwill and intangible assets	$64,294,149	$67,645,928

Consolidated net revenues by similar products and services for the three and nine-months ended September 30, 2013 and 2012 were as follows:

Consolidated Net	Three Months Ended September 30,
Revenues	2013	2012
Marketplace	$86,755,856	$67,261,723
Non-marketplace (*)	$36,299,575	$30,005,061

Total	$123,055,431	$97,266,784

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

Consolidated Net	Nine Months Ended September 30,
Revenues	2013	2012
Marketplace	$236,386,126	$189,479,420
Non-marketplace (*)	$101,578,412	$80,367,428

Total	$337,964,538	$269,846,848

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

6.	Fair Value Measurement of Assets and Liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	September 30,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2013	(Level 1)	(Level 2)	2012	(Level 1)	(Level 2)
	(Unaudited)			(Audited)
Assets
Cash and Cash Equivalents:
Money Market Funds	$16,980,298	$16,980,298	$—	$23,033,357	$23,033,357	$—
Investments:
Asset backed securities	—	—	—	18,826,833	—	18,826,833
Sovereign Debt Securities	36,616,637	36,616,637	—	21,453,141	21,453,141	—
Corporate Debt Securities	44,810,908	41,739,786	3,071,122	51,991,294	51,991,294	—

Total Financial Assets	$98,407,843	$95,336,721	$3,071,122	$115,304,625	$96,477,792	$18,826,833

As of September 30, 2013, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2013, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

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

In addition, as of September 30, 2013 and December 31, 2012, the Company had $79,709,541 and $87,379,121 of short-term investments which consisted of time deposits. Those investments are accounted for at amortized cost which, as of September 30, 2013 and December 31, 2012, approximates their fair values.

As of September 30, 2013 and December 31, 2012, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans payable and provisions and other liabilities.

At the end of June of 2013, the Company sold the majority of their available-for-sale investments, so the net realized gain included in the Interim Condensed Consolidated Statement of Income amounted to $518,713 and the reclassification out of the Other Comprehensive Income to Net Income was a loss of $871,702. Also, a substantial portion of the proceeds from those sales was subsequently invested in different available-for-sale investments.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of September 30, 2013 and December 31, 2012:

	Balances as of	Significant other	Balances as of	Significant other
	September 30,	observable inputs	December 31,	observable inputs
	2013	(Level 2)	2012	(Level 2)
	(Unaudited)		(Audited)
Assets
Time Deposits	$79,709,541	79,709,541	$87,379,121	87,379,121
Accounts and Credit Cards receivable	64,489,304	64,489,304	55,653,528	55,653,528
Prepaid expenses and Other assets	25,519,167	25,519,167	19,601,417	19,601,417

Total Assets	$169,718,012	$169,718,012	$162,634,066	$162,634,066

Liabilities
Accounts and funds payable	$155,498,808	$155,498,808	$125,449,275	$125,449,275
Salaries and social security payable	17,026,016	17,026,016	14,994,186	14,994,186
Tax payable	16,187,618	16,187,618	19,210,568	19,210,568
Dividends payable	6,313,869	6,313,869	4,812,396	4,812,396
Other liabilities	22,716,586	22,716,586	2,981,212	2,981,212

Total Liabilities	$217,742,897	$217,742,897	$167,447,637	$167,447,637

As of September 30, 2013 and December 31, 2012, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles. As of September 30, 2013 and December 31, 2012, the Company does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

As of September 30, 2013 and December 31, 2012, the fair value of money market funds, and of short and long-term investments classified as available for sale securities, are as follows:

	September 30, 2013 (Unaudited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$16,980,432	$2,837	$(2,971)	$16,980,298

Total Cash and cash equivalents	$16,980,432	$2,837	$(2,971)	$16,980,298

Short-term investments
Sovereign Debt Securities	$3,960,902	$2,333	$—	$3,963,235
Corporate Debt Securities	7,658,163	1,890	(2,649)	7,657,404

Total Short-term investments	$11,619,065	$4,223	$(2,649)	$11,620,639

Long-term investments
Sovereign Debt Securities	$32,619,930	$33,472	$—	$32,653,402
Corporate Debt Securities	37,124,147	78,779	(49,422)	37,153,504

Total Long-term investments	$69,744,077	$112,251	$(49,422)	$69,806,906

Total	$98,343,574	$119,311	$(55,042)	$98,407,843

	December 31, 2012 (Audited)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$23,030,970	$3,400	$(1,013)	$23,033,357

Total Cash and cash equivalents	$23,030,970	$3,400	$(1,013)	$23,033,357

Short-term investments
Corporate Debt Securities	$6,314,939	$1,032	$(287)	$6,315,684

Total Short-term investments	$6,314,939	$1,032	$(287)	$6,315,684

Long-term investments
Sovereign Debt Securities	$21,153,227	$299,914	$—	$21,453,141
Corporate Debt Securities	45,089,831	630,807	(45,028)	45,675,610
Asset Backed Securities (2)	18,568,996	301,544	(43,707)	18,826,833

Total Long-term investments	$84,812,054	$1,232,265	$(88,735)	$85,955,584

Total	$114,157,963	$1,236,697	$(90,035)	$115,304,625

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence including the credit rating of the investments, as of September 30, 2013 and December 31, 2012.
(2)	Asset backed securities have investment grade credit ratings.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair Value Measurement of Assets and Liabilities (Continued)

Most of the Sovereign Debt Securities are U.S. Treasury Notes, with no significant risk associated.

As of September 30, 2013, the estimated fair values of short-term and long-term investments classified by its contractual maturities were as follows:

One year or less	$28,600,937
One year to two years	28,128,792
Two years to three years	27,237,220
Three years to four years	9,530,651
Four years to five years	4,910,243
More than five years	—

Total	$98,407,843

7.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of September 30, 2013, the Company had established reserves for proceeding-related contingencies of $3,536,947 to cover legal actions against the Company. In addition, as of September 30, 2013 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,237,413. No loss amount has been accrued for such legal actions of which the most significant ones (individually or in the aggregate) are described below.

As of September 30, 2013, 623 legal actions were pending in the Brazilian ordinary courts. In addition, as of September 30, 2013, there were 3,371 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

Litigation and Other Legal Matters (Continued)

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued certain of the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 31st Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief to the State Court of Appeals of São Paulo on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On March 23, 2011, the Company’s appeal regarding the injunction granted to Citizen was ruled in favor of the Brazilian subsidiaries. On May 4, 2011, Citizen presented a motion to clarify the decision but it was dismissed on March 14, 2012. On May 28, 2012, the Plaintiff filed a special recourse related to the injunction relief to the State Court of Appeals, and the Brazilian subsidiaries presented their defense on August 16, 2012 which was not admitted. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. On January 9, 2013, Citizen appealed the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). On March 1, 2013, the Company presented its response to that appeal. On August 27, 2013, the Brazilian Superior Court of Justice ruled against Citizen’s appeal. The Superior Court of Justice ruled that the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users and that they should comply with the “notice and take down” procedure it already had in place. On October 4, 2013, Citizen presented a motion to clarify the above mentioned decision issued by the Brazilian Superior Court of Justice and such motion ruling is still pending. As of September 30, 2013 the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, the Company was notified of the lawsuit. On March 1, 2012 the Company presented its defense. On August 29, 2012 a conciliatory hearing was held, but no agreement was reached. On October 22, 2012, the Lower Court Judges ruled in favor of MercadoLivre and dismissed the claim against MercadoLivre. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and the Company presented its response on July 2, 2013. As of September 30, 2013, the Brazilian Superior Court of Justice ruling was still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

City of São Paulo Tax Claims

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. As of September 30, 2013 those asserted taxes and fines amounts to approximately R$40.3 million or $18.1 million according to the exchange rate as of September 30, 2013. In January 2005 the Company moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore the Company believes that has strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished and the Company will contest this tax assessment and fines in a judicial stage. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

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

On September 27, 2013, the Board of Directors, upon the recommendation of the Compensation Committee approved the 2013 employee retention programs (“2013 LTRP”). The awards under 2013 LTRP are payable in cash, common stock or a combination thereof, in addition to the annual salary and bonus of each employee. The Company has granted the right to any LTRP participant to request settlement in cash.

The 2013 LTRP will be paid in 6 equal annual quotas (16.67% each) commencing on March 31, 2014. Each quota is calculated as follows:

•	8.333% of the amount is calculated in nominal terms (“the nominal basis share”),

•	8.333% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2012. The average closing stock price for the 2013 LTRP amounted to $79.57 (“the variable share”).

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

8.	Long Term Retention Plan (Continued)

The following table summarizes the 2009, 2010, 2011, 2012 and 2013 Long Term Retention Plans (LTRP) accrued compensation expense for the nine and three-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
LTRP 2009	$1,631,152	$389,064	$513,474	$209,140
LTRP 2010	1,485,480	768,728	467,543	235,811
LTRP 2011	1,497,996	970,498	491,283	283,622
LTRP 2012	1,713,029	1,199,042	557,813	406,953
LTRP 2013	3,669,558	—	2,657,114	—

9.	Cash dividend distribution

On January 15, 2013, the Company paid the 2012 last quarterly cash dividend distribution of $4.8 million (or $0.109 per share) to stockholders of record as of the close of business on December 31, 2012.

On February 22, April 30 and July 30, 2013 the board of directors approved the first, second and third, respectively, 2013 quarterly cash dividend of $6.3 million (or $0.143 per share) on our outstanding shares of common stock. The dividends have been paid on April 15, July 15 and October 15, 2013, respectively, to stockholders of record as of the close of business on March 29, June 28 and September 30, 2013, respectively.

Finally, on October 31, 2013, the board of directors declared the fourth 2013 quarterly cash dividend of $6.3 million (or $0.143 per share), payable to the holders of the Company’s common stock. This quarterly cash dividend will be paid on January 15, 2014 to stockholders of record as of the close of business on December 31, 2013.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements regarding our future performance made or implied in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government regulation;

•	litigation and legal liability;

•	systems interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends;

•	security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations; and

•	political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and possible future currency devaluation and other changes to its exchange rate system, including the Complementary System for the Administration of Foreign Currencies (“SICAD”).

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. The material risks and uncertainties (in addition to those referred to above and elsewhere in this report) that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013, as updated by those described in “Item 1A — Risk Factors” in Part II of this report and in “Item 1A — Risk Factors” in Part II of our quarterly report for the quarter ended June 30, 2013, and in other reports we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the three and nine-month periods ended September 30, 2013 and 2012;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity, capital resources, capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list general merchandising items and conduct their sales and purchases online in either a fixed-price or auction-based format. Any Internet user in the countries in which we operate can browse through the various products that are listed on our web site and register with MercadoLibre to list, bid for and purchase such items and services.

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

As a further enhancement to the MercadoLibre Marketplace, in 2009, we launched our MercadoLibre Advertising program to enable businesses to promote their products and services on the Internet. Through MercadoLibre Advertising, users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoLibre Advertising offers advertisers a cost efficient and automated platform that enables advertisers to acquire traffic through advertisements placed on our platform. Advertisers purchase, on a cost per click basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and from our platform depending on the advertiser.

Additionally, during 2010, we launched the MercadoShops on-line stores solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and value added services on their stores.

To close out our suite of e-commerce services, during 2013, we launched the MercadoLibre Envios shipping solution. Through this solution, we offer cost efficient integration with existing logistics and shipping carriers to sellers on our platforms. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers.

Reporting Segments and Geographic information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Mexico, Venezuela and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and the United States of America (real estate classifieds only in the State of Florida)).

The following table sets forth the percentage of our consolidated net revenues by segment for the three and nine-month periods ended September 30, 2013 and 2012:

	Nine-month Period Ended		Three-month Period Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2013	2012	2013	2012
Brazil	44.7%	49.1%	42.5%	47.5%
Argentina	26.0	23.3	26.9	24.8
Venezuela	16.5	14.0	18.7	14.6
Mexico	7.0	7.2	6.6	6.9
Other Countries	5.8	6.4	5.3	6.2

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the three and nine-month periods ended September 30, 2013 and 2012:

	Nine-month Period Ended		Change from 2012		Three-month Period Ended		Change from 2012
	September 30,		to 2013 (*)		September 30,		to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$151.1	$132.6	$18.6	14.0%	$52.3	$46.2	$6.1	13.1%
Argentina	87.8	62.8	25.0	39.7	33.1	24.1	9.0	37.4
Venezuela	55.7	37.9	17.8	47.1	23.0	14.2	8.7	61.8
Mexico	23.8	19.4	4.4	22.7	8.1	6.7	1.4	20.9
Other Countries	19.6	17.2	2.4	13.8	6.5	6.0	0.5	8.6

Total Net Revenues	$338.0	$269.8	$68.1	25.2%	$123.1	$97.3	$25.7	26.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent developments

Office building acquisition agreements in Caracas

On September 19, 2013, our Venezuelan subsidiary, MercadoLibre Venezuela S.R.L., entered into a memorandum of understanding with Lopco de Venezuela, C.A. (“Lopco”) to acquire an office property (the “Property”) totaling 1,367 square meters, in the Torre Copérnico building in Centro San Ignacio, La Castellana, Chacao, Caracas, Venezuela. The purchase price of BF$328.2 million, or approximately $52.2 million, was paid in local currency. Our Venezuelan subsidiary is funding a portion of the purchase price with its own funds and the balance of approximately BF$85.1 million, or $13.5 million, pursuant to an unsecured line of credit. The unsecured line of credit, which has a 12-month term, was obtained from a Venezuelan bank at a fixed interest rate of 13% per annum.

Because the transfer of the Property was still pending at September 30, 2013, we have recorded 50% of the purchase price as an “Advance for fixed assets” on our unaudited interim condensed consolidated balance sheet as of September 30, 2013. The outstanding amount under the unsecured line of credit as of September 30, 2013 is included in current liabilities on our unaudited interim condensed consolidated balance sheet as of September 30, 2013 under the caption “Loans payable and other financial liabilities”. At the date of this Form 10-Q, we have paid the 100% of the purchase price.

2013 Long Term Retention Program

On September 27, 2013, our board of directors, upon the recommendation of the compensation committee of our board of directors, approved our 2013 Long Term Retention Plan (the “2013 LTRP”). If earned, payments to eligible employees under the 2013 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees.

In order to receive an award under the 2013 LTRP, each eligible employee must satisfy the performance conditions established by our board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013 LTRP bonus, payable as follows:

•	the eligible employee will receive a fixed cash payment, common stock or a combination thereof, equal to 8.333% of his or her 2013 LTRP bonus once a year for a period of six years starting in 2014 (the “Annual Fixed Payment”); and

•	on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 8.333% of the applicable 2013 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 Stock Price, defined as $79.57, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The compensation cost related to the Annual Fixed Payments is recognized on a straight line basis using the equal annual accrual method. The compensation cost related to the Variable Payments is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.

As of September 30, 2013, the total compensation cost of the 2013 LTRP was expected to be approximately $10.5 million and the related accrued compensation expense for the nine-month period ended September 30, 2013 was $3.7 million.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and the United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, real estate, motors, financing fees, off-platform payment fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the three- and nine-month periods ended September 30, 2013 and 2012:

	Nine-month Period Ended		Three-month Period Ended
	September 30,		September 30,
Consolidated Net Revenues by revenue stream	2013	2012	2013	2012
Marketplace	$236.4	$189.5	$86.8	$67.3
Non-Marketplace (*)	101.6	80.4	36.3	30.0

Total	$338.0	$269.9	$123.1	$97.3

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary servicies.

Revenues from MercadoLibre Marketplace transactions are generated from:

•	up-front fees; and

•	final value fees.

For Marketplace services, final value fees representing a percentage of the sale value are charged to the seller once the item is successfully sold. Up-front fees are charged to the seller in exchange for improved exposure of the listings throughout our platform and are not subject to the successful sale of the items listed.

Revenues for the Non-Marketplace services are generated from:

•	financing fees;

•	off-platform payment fees;

•	motors up-front fees;

•	ad sales up-front fees;

•	real estate up-front fees;

•	and fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off-Marketplace-platform transactions; and

•	revenues from financing that occur when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our marketplace platform.

Atlhough we also process payments on our marketplace, we do not charge sellers an added commission for this service, as it is already included in the marketplace final value fee we charge.

Through our classifieds offerings in motors, real estate and services, we generate revenues from up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.

Finally, our Advertising revenues are generated by selling either display or text link ads throughout our web-site to interested advertisers.

When more than one service is included in one single arrangement with the customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three and nine-month periods ended September 30, 2013 and 2012, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See — “Critical accounting policies and estimates — Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 6.2% and 6.1% of net revenues for the three and nine-month periods ended September 30, 2013 as compared to 5.7% and 6.2%, respectively, for the same periods in 2012.

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

We carry out the majority of our marketing efforts on the Internet. In that regard, we enter into agreements with portals, search engines, social networks, ad networks and other sites in order to attract Internet users to the MercadoLibre Marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we allocate a portion of our marketing budget to cable television advertising in order to improve our brand awareness and to complement our online efforts.

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

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period/year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gain/loss”.

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

Under this system, known as the SITME, entities domiciled in Venezuela could purchase U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital goods. We began to use the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which has been settled at 5.3 Bolivares Fuertes per U.S. dollar.

On February 8, 2013, the Venezuelan Government, through Foreign Exchange Agreement No. 14, has devalued as from February 9, 2013, the official exchange rate from 4.3 Bolivares Fuertes per U.S. dollar to 6.3 Bolivares Fuertes per U.S. dollar. The devaluation required re-measurement of our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. The devaluation of the official exchange rate of the Bolivares Fuertes against the U.S. dollar from 5.3 to 6.3 Bolivares Fuertes per U.S. dollar generated a foreign currency loss amounted to approximately $6.4 million in the first quarter of 2013.

In addition, on February 8, 2013, the Venezuelan Government, through Decree No. 9381 (the “Decree”), has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), which is a committee that will have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV eliminated the SITME, which was the former system that allowed companies limited access to foreign currencies for payments to foreign suppliers.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which will act jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within this new system, a company should be registered at the Registro Automatizado (Automatized Register, or “RUSAD”). The acquisition of foreign currencies under this new system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.30 Bolivares Fuertes per U.S. dollar. Starting from the implementation of SICAD and as of the date of this report, we have been unable to access the auction process under SICAD and there is no information available on the details or planned frequency of the SICAD mechanism.

Accordingly, as of September 30, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was the official rate of 6.30 Bolivares Fuertes per U.S. dollar.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. CADIVI is the only means by which U.S. dollars for dividend distributions can be requested. We did not request authorization to CADIVI in 2012, neither during the nine months ended September 30, 2013, to acquire U.S. dollars to make dividend distributions. We have not distributed dividends from our Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2013 and December 31, 2012 and net revenues for the nine-month periods ended September 30, 2013 and 2012.

	For the nine-month periods ended
	September 30,
	2013	2012
Venezuelan operations
Net Revenues	$55,695,385	$37,872,351

	September 30,	December 31,
	2013	2012
Assets	106,529,563	62,938,728
Liabilities	(53,195,418)	(22,652,965)

Net Assets	$53,334,145	$40,285,763

As of September 30, 2013, the net assets of our Venezuelan subsidiaries amount to approximately 16.5% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 12.4% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If the SICAD framework or alternative source of exchange becomes widely available at a more unfavorable rate than 6.30 Bolivares Fuertes per U.S. dollar, our result of operations and earnings would be negatively impacted, and we cannot assure that that impact would not be material. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

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

Legal contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our condensed consolidated statement of income. These estimates are based on our assessment of the facts and circumstances and historical information related to actions filed against us at each balance sheet date and are subject to change based upon new information and future events.

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

Results of operations for the three-month period ended September 30, 2013 compared to three-month period ended September 30, 2012 and the nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012

The selected financial data for the three and nine-month periods ended September 30, 2013 and 2012 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013 or for any other period.

Statement of income data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2013 (*)	2012 (*)	2013 (*)	2012 (*)
	(Unaudited)		(Unaudited)
Net revenues	$338.0	$269.8	$123.1	$97.3
Cost of net revenues	(93.9)	(70.7)	(34.1)	(25.7)

Gross profit	244.1	199.2	88.9	71.6
Operating expenses:
Product and technology development	(31.2)	(21.7)	(12.1)	(8.0)
Sales and marketing	(67.3)	(52.8)	(24.2)	(18.6)
General and administrative	(44.1)	(34.1)	(15.3)	(11.3)

Total operating expenses	(142.7)	(108.6)	(51.5)	(37.9)

Income from operations	101.4	90.5	37.4	33.7

Other income (expenses):
Interest income and other financial gains	8.4	9.0	2.8	2.9
Interest expense and other financial charges	(1.4)	(1.0)	(0.5)	(0.3)
Foreign currency losses	(1.1)	(0.5)	1.6	(0.2)
Other losses, net	(0.0)	(0.2)	(0.0)	(0.2)

Net income before income / asset tax expense	107.3	98.0	41.2	36.0

Income / asset tax expense	(30.6)	(26.9)	(12.1)	(9.9)

Net income	$76.7	$71.1	$29.1	$26.1

Less: Net Income / loss attributable to Noncontrolling	(0.1)	0.0	(0.1)	0.0

Net income attributable to Mercadolibre, Inc. shareholders	$76.7	$71.1	$29.3	$26.0

(*)	The table above may not add due to rounding.

Other Data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2013	2012	2013	2012
Number of confirmed registered users at end of the period [1]	95.0	77.2	95.0	77.2
Number of confirmed new registered users during the period [2]	13.5	11.3	4.8	4.0
Gross merchandise volume [3]	5,166.4	4,057.4	1,877.7	1,436.4
Number of items sold [4]	60.2	48.4	22.0	17.6
Total payment volume [5]	1,751.7	1,261.8	641.6	480.1
Total payment transactions [6]	22.5	16.8	8.4	6.4
Capital expenditures	79.3	13.0	38.0	3.3
Depreciation and amortization	8.6	6.4	3.1	2.4

1-	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
2-	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
3-	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
4-	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
5-	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
6-	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Nine-month Period Ended		Change from 2012		Three-month Period Ended		Change from 2012 to
	September 30,		to 2013 (*)		September 30,		2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total Net Revenues	$338.0	$269.8	$68.1	25.2%	$123.1	$97.3	$25.8	26.5%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

	Nine-month Period Ended		Change from 2012 to		Three-month Period Ended		Change from 2012 to
	September 30,		2013 (**)		September 30,		2013 (**)
Consolidated Net Revenues by revenue stream	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$102.8	$89.9	$12.9	14.3%	$35.6	$30.8	$4.8	15.6%
Non-Marketplace	48.4	42.6	5.8	13.6%	16.7	15.4	1.3	8.4%

	151.2	132.5	18.7	14.0%	52.3	46.2	6.1	13.1%

Argentina
Marketplace	58.1	44.6	13.5	30.3%	22.2	16.8	5.4	32.1%
Non-Marketplace	29.6	18.2	11.4	62.6%	10.9	7.3	3.6	49.3%

	87.7	62.8	24.9	39.7%	33.1	24.1	9.0	37.4%

Venezuela
Marketplace	44.2	27.6	16.6	60.1%	18.4	10.4	8.0	76.9%
Non-Marketplace	11.5	10.3	1.2	11.7%	4.6	3.8	0.8	21.1%

	55.7	37.9	17.8	47.1%	23.0	14.2	8.8	61.8%

Mexico
Marketplace	17.8	14.8	3.0	20.3%	6.0	5.1	0.9	17.6%
Non-Marketplace	6.0	4.6	1.4	30.4%	2.2	1.7	0.5	29.4%

	23.8	19.4	4.4	22.7%	8.2	6.8	1.4	20.9%

Other countries
Marketplace	13.5	12.6	0.9	7.1%	4.6	4.2	0.4	9.5%
Non-Marketplace	6.1	4.7	1.4	29.8%	1.9	1.8	0.1	5.6%

	19.6	17.3	2.3	13.8%	6.5	6.0	0.5	8.6%

Consolidated
Marketplace	236.4	189.5	46.9	24.7%	86.8	67.3	19.5	29.0%
Non-Marketplace (*)	101.6	80.4	21.2	26.4%	36.3	30.0	6.3	21.0%

Total	$338.0	$269.9	$68.1	25.2%	$123.1	$97.3	$25.8	26.5%

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary servicies.
(**)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the three and nine-month periods ended September 30, 2013 and 2012, increased across all geographic segments.

Brazil

Net revenues grew 13.1%, a $6.1 million increase in the third quarter of 2013 as compared to the same period in 2012. Our Brazilian Marketplace business grew 15.6%, or $4.8 million, during the third quarter of 2013 as compared to the same period in 2012. The performance was driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 8.4%, a $1.3 million increase, during the same period, driven by an increase in the volume of financing transactions offered to our users.

Net revenues grew 14.0% representing an $18.7 million increase in the nine-month period of 2013 as compared to the same period in 2012. During this same period, our Brazilian Marketplace business grew 14.3%, a $12.9 million increase driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 13.6%, a $5.8 million increase, mainly driven by an increase in the volume of financing transactions offered to our users.

Argentina

Net revenues grew 37.4%, a $9.0 million increase in the third quarter of 2013 as compared to the same period in 2012. Our Argentine Marketplace business grew 32.1%, a $5.4 million increase, during the third quarter of 2013 as compared to the same period in 2012 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 49.3%, a $3.6 million increase, during the same period mainly driven by an increase in the volume of off-platform transactions during the third quarter of 2013.

Net revenues grew 39.7%, a $24.9 million increase in the nine-month period of 2013 as compared to the same period in 2012. Our Argentine Marketplace business grew 30.3%, a $13.5 million increase, during the nine-month period of 2013 as compared to the same period in 2012 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 62.6%, a $11.4 million increase, during the same period driven by an increase in the volume of off-platform transactions.

Venezuela

Net revenues grew 61.8%, a $8.8 million increase in the third quarter of 2013 as compared to the same period in 2012. Our Venezuelan Marketplace business grew 76.9%, an $8.0 million increase, during the third quarter of 2013 as compared to the same period in 2012 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 21.1%, an $0.8 million increase, during the same period driven by an increase in the volume of motors listing fees.

Net revenues grew 47.1%, a $17.8 million increase in the nine-month period of 2013 as compared to the same period in 2012. Our Venezuelan Marketplace business grew 60.1%, a $16.6 million increase, during the nine-month period of 2013 as compared to the same period in 2012 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 11.7%, a $1.2 million increase, during the same period driven by an increase in the volume of motors listing fees.

Mexico

Net revenues grew 20.9%, a $1.4 million increase in the third quarter of 2013 as compared to the same period in 2012. Our Mexican Marketplace business grew 17.6%, a $0.9 million increase, during the third quarter of 2013 as compared to the same period in 2012 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 29.4%, a $0.5 million increase, during the same period driven by an increase in the volume of motors listing fees.

Net revenues grew 22.7%, a $4.4 million increase in the nine-month period of 2013 as compared to the same period in 2012. Our Mexican Marketplace business grew 20.3%, a $3.0 million increase, during the nine-month period of 2013 as compared to the same period in 2012 driven by a growth in both final value and up-front fees charged. The Non-Marketplace business grew 30.4%, a $1.4 million increase, during the same period driven by an increase in the volume of motors listing fees.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2013 Net revenues	$102.7	$112.2	$123.1	n/a
Percent change from prior quarter	-1%	9%	10%
2012 Net revenues	$83.7	$88.8	$97.3	$103.8
Percent change from prior quarter	-3%	6%	9%	7%
2011 Net revenues	$61.5	$69.4	$81.6	$86.5
Percent change from prior quarter	-1%	13%	18%	6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table set forth the growth in net revenues in local currencies for the three and nine months ended September 30, 2013 as compared to the same periods in 2012:

	Change from 2012 to
	2013 (*)
(% of revenue growth in Local Currency)	Nine months	Three months
Brazil	25.6%	27.6%
Argentina	65.5%	66.5%
Venezuela	71.4%	92.4%
Mexico	17.6%	18.7%
Other Countries	14.7%	13.1%
Total Consolidated	40.1%	45.2%

(*)	The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2012 and applying them to the corresponding months in 2013, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

Cost of net revenues

	Nine-month Period Ended		Change from 2012		Three-month Period Ended		Change from 2012
	September 30,		to 2013 (*)		September 30,		to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$93.9	$70.7	$23.2	32.8%	$34.1	$25.7	$8.5	32.9%

As a percentage of net revenues (*)	27.8%	26.2%			27.7%	26.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended September 30, 2013, the increase of $8.5 million in cost of net revenues as compared to the same period in 2012 was primarily attributable to: i) an increase in collection fees amounting to $3.4 million, or 29.1%, which was mainly attributable to our Argentine and Venezuelan operations; ii) an increase in sales tax amounting to $2.1 million, mainly in Argentina and Brazil and iii) a $1.0 million increase in customer support expenses, that was primarily driven by an increase in compensation and recruitment costs incurred in order to improve our service and our initiatives to combat illegal items and fee evasion, and increased investments in customer service operations to improve our users’ experience, iv) an increase in our site operation costs by $1.0 million, mainly driven by an increase in fraud prevention costs and v) an increase in others costs amounting to $0.8 million, primarily driven by an increase in taxes on banking transactions in Argentina.

For the nine-month period ended September 30, 2013, the increase of $23.2 million in cost of net revenues as compared to the same period in 2012 was primarily attributable to: i) an increase in collection fees amounting to $9.5 million, or 30.3%, which was primarily attributable to our Argentine and Venezuelan operations; ii) an increase of $4.2 million, or 26.4%, in customer support expenses that was primarily driven by an increase in compensation and recruitment costs incurred in order to improve our service and our initiatives to combat the sale of illegal items and fee evasion, as well as increased investments in our customer service operations to improve our users’ experience; iii) an increase of $4.0 million or 24.1%, in sales tax as compared to the same period in 2012; iv) an increase of $3.1 million in site operations, primarily driven by fraud prevention and hosting expenses; v) a period over period increase in taxes on banking transactions in Argentina amounting to $2.3 million, representing a 56.8%.

Product and technology development

	Nine-month Period Ended		Change from 2012		Three-month Period Ended		Change from 2012
	September 30,		to 2013 (*)		September 30,		to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$31.2	$21.7	$9.5	43.8%	$12.1	$8.0	$4.1	51.2%

As a percentage of net revenues (*)	9.2%	8.0%			9.8%	8.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three and nine-month periods ended September 30, 2013, the increase in product and technology development expenses as compared to the same periods in 2012 was primarily attributable to an increase of $1.5 million, or 36.3%, and $4.1 million, or 38.5%, respectively, in compensation costs as a result of: i) increases in LTRP compensation costs as a consequence of an increase in the fair market value of our shares; ii) increases in compensation costs related to our recently approved 2013 LTRP; iii) the addition of engineers, as we continue to invest in top quality talent to develop enhancements and new features across our platforms; and iv) the addition of a number of developers that joined our company in connection with our acquisition of a software development company in the first quarter of 2013. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

In addition, for the three and nine-month periods ended September 30, 2013 as compared to the same periods in 2012, product development expenses grew $2.0 million, and $3.6 million, respectively, as a consequence of an increase in maintenance expenses related to the use of cloud computing (AWS), information technology consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) and other product development expenses. Finally, depreciation and amortization grew, during the three and nine months ended September 30, 2013, by $0.7 million, or 41.1%, and $1.8 million, or 41.0%, respectively, as compared to the same periods in 2012.

Sales and marketing

	Nine-month Period Ended		Change from 2012		Three-month Period Ended		Change from 2012
	September 30,		to 2013 (*)		September 30,		to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$67.3	$52.8	$14.5	27.5%	$24.2	$18.6	$5.6	30.1%

As a percentage of net revenues (*)	19.9%	19.6%			19.6%	19.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended September 30, 2013, the $5.6 million increase in sales and marketing expenses when compared to the same period in 2012 was primarily attributable to: i) an increase of $2.1 million associated with off-line marketing expenses, from $0.4 million during the three months ended September 30, 2012 to $2.5 million in the same period of 2013 in connection with new TV and radio campaigns conducted by us in Latin America ; ii) an increase in expenses related to on-line marketing of $1.2 million, or 26.7%, as compared to the same period of 2012; and iii) an increase of $1.4 million in compensation costs. In addition, for the three months ended September 30, 2013, as compared to the same period in 2012, bad debt increased by $1.0 million. Bad debt represented 4.2% and 4.3% of our net revenues for the three months ended September 30, 2013 and 2012, respectively. These increases have been partially offset by a decrease of $0.6 million in the volume of chargebacks mainly attributable to our Brazilian operation.

For the nine-month period ended September 30, 2013, the increase in sales and marketing expenses as compared to the same period in 2012 was primarily driven by: i) an increase of $7.2 million in off-line marketing expenses in connection with new TV and radio campaigns conducted by us in Latin America; ii) an increase in expenses related to on-line marketing of $3.5 million, or 28.1%, as compared to the same period of 2012; and iii) an increase of $3.4 million in compensation costs as a result of: i) increases in LTRP compensation costs as a consequence of an increase in the fair market value of our shares; ii) increases in compensation cost related to our recently approved 2013 LTRP; and iii) new hires. In addition, for the nine-months ended September 30, 2013, as compared to the same period in 2012, other marketing expenses increased by $1.7 million as a consequence of several marketing initiatives. These increases have been partially offset by a decrease of $1.2 million in the volume of chargebacks mainly attributable to our Brazilian operation.

General and administrative

	Nine-month Period Ended		Change from 2012		Three-month Period Ended		Change from 2012
	September 30,		to 2013 (*)		September 30,		to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$44.1	$34.1	$10.0	29.3%	$15.3	$11.3	$4.0	35.2%

As a percentage of net revenues (*)	13.1%	12.6%			12.4%	11.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended September 30, 2013, the $4.0 million increase in general and administrative expenses when compared to the same period in 2012 was primarily attributable to: i) an increase of $2.9 million or 41.3%, in compensation costs mainly related to an increase in LTRP compensation costs as a consequence of an increase in the fair market value of our shares and an increase in compensation cost related to the our recently approved 2013 LTRP; ii) an increase of $0.6 million, or 21.1%, in outside services, mainly related to tax and others fees; and iii) an increase of $0.4 million in other general and administrative expenses mainly related to tax charges.

For the nine-month period ended September 30, 2013, the $10.0 million increase in general and administrative expenses when compared to the same period in 2012 was primarily attributable to: i) an increase of $8.3 million or 42.2%, in compensation costs mainly related to an increase in LTRP compensation costs as a consequence of an increase in the fair market value of our shares and an increase in compensation cost related to our recently approved 2013 LTRP; and ii) an increase of $1.8 million, or 20.4%, in outside services, mainly related to legal fees and tax and others fees.

Other income, net

	Nine-month Period Ended		Change from 2012		Three-month Period Ended		Change from 2012
	September 30,		to 2013 (*)		September 30,		to 2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income, net	$5.9	$7.5	$(1.6)	-21.3%	$3.8	$2.2	$1.6	70.7%

As a percentage of net revenues	1.7%	2.8%			3.1%	2.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended September 30, 2013, the $1.6 million increase in other income, net when compared to the same period in 2012 was primarily attributable to an increase of $1.8 million in foreign exchange gain, which is primarily a consequence of a devaluation of the local currency in Argentina and Uruguay against the U.S. dollar. This increase has been partially offset by a $0.1 million decrease in interest income, as a consequence of lower interest rates on our investments.

For the nine-month period ended September 30, 2013, the $1.6 million decrease in other income, net when compared to the same period in 2012 was primarily attributable to an decrease in foreign exchange loss of $0.6 million, mainly related to the $6.4 million loss for the devaluation in Venezuela, and partially offset by a $5.8 million gain on foreign exchange in Argentina, Brazil, México, Uruguay, Colombia and Chile. The decrease in other income, net has also been consequence of a $0.6 million decrease in interest income, primarily driven by lower interest rates.

Income and asset tax

	Nine-month Period Ended				Three-month Period Ended		Change from 2012 to
	September 30,		Change from 2012 to 2013 (*)		September 30,		2013 (*)
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$30.6	$26.9	$3.7	13.8%	$12.1	$9.9	$2.2	22.2%

As a percentage of net revenues (*)	9.1%	10.0%			9.8%	10.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

During the three and nine-month periods ended September 30, 2013 as compared to the same periods in 2012, income and asset tax increased by $2.2 million and $3.7 million, respectively, mainly as a consequence of an increase in taxable income and in permanent differences period over period.

For the three and nine-month periods ended September 30, 2013, our income and asset tax expense margin decreased, as compared to the same periods in the previous years, driven primarily by increases in expenses period over period which resulted in lower pre-tax income and, consequently, to a lower income and asset tax expense period over period.

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

The following table summarizes the changes in our blended and effective tax rate for the three and nine-month periods ended September 30, 2013 and 2012:

	Nine-month Period Ended		Three-month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
Blended tax rate	28.5%	27.4%	29.3%	27.5%
Effective tax rate	31.1%	28.4%	31.3%	29.5%

Our blended tax rate increased in the three-month period ended September 30, 2013, as compared to the same period in 2012, by 1.8%, due to growth in taxable income generated by our Venezuelan subsidiary where the income tax rate is 34%, and due to a decrease in our Argentine taxable income period over period, where the income tax rate is lower than other locations.

For the nine months ended September 30, 2013, our blended tax rate slightly increased by 1.1% as compared to the same period in 2012. This increase is mainly driven by the foreign exchange loss of $6.4 million related to the devaluation of the Bolivar Fuerte against the U.S. dollar in Venezuela in February 2013, which was considered as non-deductible for tax purposes, and partially offset by higher non-taxable income in Argentina, as a consequence of the prevailing tax relief.

Our effective tax rate increased in the three and nine months ended September 30, 2013, as compared to the same periods in 2012, by 1.8% and 2.7%, respectively, driven primarily by a higher income tax provision in Argentina and Venezuela.

The following table sets forth our effective income tax rate related to our main locations for the three and nine-month periods ended September 30, 2013 and 2012:

	Nine-month Period Ended		Three-month Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
Effective tax rate by country
Argentina	18.2%	15.0%	18.6%	14.9%
Brazil	33.6%	35.1%	31.4%	38.1%
Mexico	31.0%	33.4%	27.3%	31.2%
Venezuela	45.4%	36.0%	43.3%	39.5%

Our Argentine subsidiary is a beneficiary of a software development law that grants it relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the three and nine-month periods ended September 30, 2013 and 2012 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher; however, in that case, we would have pursued an alternative tax planning strategy. In addition, the Argentine government issued a new software development law and related decree which establish new requirements to be beneficiary of the new software development law. The new decree establishes compliance with annual incremental ratios related to exports of services and research and developments expenses that must be achieved to remain within the tax holiday. If the Argentine subsidiary annually achieves the required ratios under the new software development law, the current Argentine income tax relief that we benefit from will be reduced, but are not expected to be materially lower than the benefits under the current law. In addition, the tax holiday could be extended for an additional five years, which would otherwise finish in 2014, while also providing us with certain other fiscal benefits.

The increase in our Argentine operation’s effective income tax rate for the three and nine-month periods ended September 30, 2013 as compared to the same periods in 2012 is a consequence of temporary tax differences.

For the three and nine-month periods ended September 30, 2013, our Brazilian effective income tax rate was lower than the local statutory rate of 34% mainly as a consequence of changes in permanent tax differences.

For the three-month period ended September 30, 2013, our Mexican effective income tax rate was lower than the local statutory rate of 30% mainly as a result of changes in temporary and permanent tax differences. For the nine-month period ended September 30, 2013, our Mexican effective income tax rate was higher than the local statutory rate of 30% mainly as a result of changes in temporary tax differences.

For the three-month period ended September 30, 2013, our Venezuelan effective income tax rate was significantly higher than the local statutory rate of 34%, mainly as a consequence of temporary and permanent tax differences. For the nine-month period ended September 30, 2013, our Venezuela effective income tax rate was significantly higher than the local statutory rate due to the impact of the devaluation of the Bolivar Fuerte in February 2013, which is considered a permanent difference for U.S. GAAP reporting purposes, and as a consequence of temporary and permanent tax differences.

Our effective tax rate reflects the tax effect of significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%, especially in the case of Argentina, where we have significant operations with a low effective tax rate as a consequence of an Argentine tax holiday from which we benefit. A future change in the mix of pretax income from these various tax jurisdictions would impact our periodic effective tax rate.

We do not expect to have a significant impact in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

	Nine months Ended September 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$151,144,732	$87,760,904	$23,756,976	$55,695,385	$19,606,541	$337,964,538
Direct costs	(89,229,337)	(48,065,070)	(14,350,247)	(20,408,854)	(8,947,601)	(181,001,109)

Direct contribution	61,915,395	39,695,834	9,406,729	35,286,531	10,658,940	156,963,429

Margin	41.0%	45.2%	39.6%	63.4%	54.4%	46.4%

	Nine months Ended September 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$132,572,544	$62,800,492	$19,366,784	$37,872,351	$17,234,677	$269,846,848
Direct costs	(78,106,262)	(28,957,465)	(11,167,356)	(12,634,983)	(8,569,958)	(139,436,024)

Direct contribution	54,466,282	33,843,027	8,199,428	25,237,368	8,664,719	130,410,824

Margin	41.1%	53.9%	42.3%	66.6%	50.3%	48.3%

	Change from Nine months Ended September 30, 2012 to September 30, 2013 (*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$18,572,188	$24,960,412	$4,390,192	$17,823,034	$2,371,864	$68,117,690
in %	14.0%	39.7%	22.7%	47.1%	13.8%	25.2%
Direct costs
in Dollars	$(11,123,075)	$(19,107,605)	$(3,182,891)	$(7,773,871)	$(377,643)	$(41,565,085)
in %	14.2%	66.0%	28.5%	61.5%	4.4%	29.8%
Direct contribution
in Dollars	$7,449,113	$5,852,807	$1,207,301	$10,049,163	$1,994,221	$26,552,605
in %	13.7%	17.3%	14.7%	39.8%	23.0%	20.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Three Months Ended September 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$52,262,896	$33,139,321	$8,143,109	$23,001,287	$6,508,818	$123,055,431
Direct costs	(30,385,801)	(18,385,612)	(5,110,995)	(7,921,950)	(2,865,057)	(64,669,415)

Direct contribution	21,877,095	14,753,709	3,032,114	15,079,337	3,643,761	58,386,016

Margin	41.9%	44.5%	37.2%	65.6%	56.0%	47.4%

	Three Months Ended September 30, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$46,202,033	$24,122,810	$6,736,106	$14,213,460	$5,992,375	$97,266,784
Direct costs	(27,296,613)	(11,291,054)	(4,251,146)	(4,058,735)	(2,857,274)	(49,754,822)

Direct contribution	18,905,420	12,831,756	2,484,960	10,154,725	3,135,101	47,511,962

Margin	40.9%	53.2%	36.9%	71.4%	52.3%	48.8%

	Change from Three Months Ended September 30, 2012 to September 30, 2013 (*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$6,060,863	$9,016,511	$1,407,003	$8,787,827	$516,443	$25,788,647
in %	13.1%	37.4%	20.9%	61.8%	8.6%	26.5%
Direct costs
in Dollars	$(3,089,188)	$(7,094,558)	$(859,849)	$(3,863,215)	$(7,783)	$(14,914,594)
in %	11.3%	62.8%	20.2%	95.2%	0.3%	30.0%
Direct contribution
in Dollars	$2,971,675	$1,921,953	$547,154	$4,924,612	$508,660	$10,874,054
in %	15.7%	15.0%	22.0%	48.5%	16.2%	22.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, are described above in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs

Brazil

For the three months ended September 30, 2013 as compared to the same period in 2012, direct costs increased by 11.3%, mainly driven by: i) a 14.9% increase in cost of net revenues, mainly attributable to an increase in costs of fraud prevention and in sales tax; ii) a 9.5% increase in sales and marketing expenses, mainly attributable to an increase in portal deals and off-line expenses and partially offset by a decrease in trust and safety expenses, other marketing expenses and chargebacks.

For the nine months ended September 30, 2013 as compared to the same period in 2012, direct costs increased by 14.2%, mainly driven by: i) a 13.1% increase in cost of net revenues, mainly attributable to an increase in customer support expenses, primarily driven by an increase in compensation and recruitment costs, in costs of fraud prevention and in sales tax; ii) an 11.0% increase in sales and marketing expenses, mainly attributable to our new television and radio campaign in Latin America; and iii) a 20.0% increase in general and administrative expenses, mainly attributable to increases in salaries and wages related to our LTRP for its variable portion and an increase in legal fees.

Argentina

For the three months ended September 30, 2013 as compared to the same period in 2012, direct costs increased by 62.8%, mainly driven by: i) a 60.6% increase in cost of net revenues that was mainly due to an increase in collection fees that was a consequence of a growth in our payment-related services and an increase in taxes over bank transactions and ii) a 73.7% increase in sales and marketing expenses, mainly attributable to our new television and radio campaign in Latin America and an increase in chargebacks.

For the nine months ended September 30, 2013 as compared to the same period in 2012, direct costs increased by 66.0%, mainly driven by: i) a 65.2% increase in cost of net revenues, mainly attributable to an increase in collection fees as a result of a growth in our payment-related services, an increase in taxes over bank transactions and in sales taxes; ii) a 62.1% increase in sales and marketing expenses, mainly attributable to our new television and radio campaign in Latin America and an increase in chargebacks; and iii) a 69.1% increase in general and administrative expenses, mainly attributable to higher salaries and wages related to the long term retention plan for its variable portion.

Mexico

For the three months ended September 30, 2013 as compared to the same period in 2012, direct costs increased by 20.2%, mainly driven by: i) a 5.1% increase in cost of net revenues that was mainly attributable to an increase in fraud prevention and collection fees; and ii) a 20.9% increase in sales and marketing expenses that was mainly attributable to our new television and radio campaign in Latin America.

For the nine months ended September 30, 2013 as compared to the same period in 2012, direct costs increased by 28.5%, mainly driven by: i) a 29.2% increase in cost of net revenues, mainly attributable to an increase in customer support fees and collection fees and ii) a 25.6% increase in sales and marketing expenses, mainly attributable to the new campaign television and radio in Latin America and an increase in chargebacks.

Venezuela

For the three months ended September 30, 2013 as compared to the same period in 2012, direct costs increased by 95.2%, mainly driven by: i) a 45.1% increase in cost of net revenues that was mainly attributable to an increase in customer support fees and collection fees; and ii) a 109.3% increase in sales and marketing expenses that was mainly attributable to the increases in bad debt and salary and wages, and our new television and radio campaign in Latin America.

For the nine months ended September 30, 2013 as compared to the same period in 2012, direct costs increased by 61.5%, mainly driven by: i) a 74.6% increase in cost of net revenues that was mainly attributable to an increase in customer support fees and collection fees; and ii) a 75.8% increase in sales and marketing expenses that was mainly attributable to our new television and radio campaign in Latin America, higher salary and wages expense, and an increase in bad debt and chargebacks. These increases were partially offset by a decrease in general and administrative expenses related to certain checks for tax payments that were not collected by the National Tax and Customs Administration of Venezuela (“SENIAT”) as a consequence of administrative errors made by the clearing bank in the first quarter of 2012.

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

At September 30, 2013, our main source of liquidity, amounting to $219.4 million of cash and cash equivalents and short-term investments and $69.8 million of long-term investments has been provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of September 30, 2013, cash and investments of foreign subsidiaries amounted to $240.0 million or 83.0% of our consolidated cash and investments and approximately 66.0% of our consolidated cash and investments are held outside the U.S., mostly in Brazil, Argentina and Venezuela. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2013 and 2012:

	Nine-month Periods Ended
	September 30,
(In millions)	2013	2012
Net cash provided by (used in):
Operating activities	$122.8	$83.7
Investing activities	(78.4)	(37.3)
Financing activities	(4.9)	(13.1)
Effect of exchange rates on cash and cash equivalents	(12.9)	(2.4)

Net increase in cash and cash equivalents	$26.6	$30.8

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities.

	Nine-month Period Ended		Change from 2012 to
	September 30,		2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$122.8	$83.7	$39.1	46.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $39.1 million increase in net cash provided by operating activities during the nine-month period ended September 30, 2013 as compared to the same period in 2012 was primarily driven by a $23.8 million increase in MercadoPago working capital, a $7.1 million increase in account payable and accrued expenses, a $5.7 million increase in net income and a $17.6 million increase in non-cash losses such as foreign exchange loss relating to the devaluation in Venezuela in February 2013, LTRP accrued compensation, accrued interest and depreciation and amortization, a $5.3 million increase in interest received from investments and a $1.5 million increase in other liabilities. Those increases in net cash provided by operating activities were partially offset by a $13.3 million increase in accounts receivable, a $5.4 million increase in prepaid expenses and other assets, and a $3.2 million decrease in deferred tax, in the same period.

Net cash used in investing activities

	Nine-month Period Ended September 30,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(78.4)	$(37.3)	$(41.0)	-110.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the nine-month period ended September 30, 2013 resulted mainly from proceeds from the sale and maturity of investments of $803.2 million, which was partially offset by purchases of investments for $802.3 million as part of our financial strategy. We used $25.7 million to fund the acquisition of two office buildings in Caracas, Venezuela and Buenos Aires, Argentina. In addition, we used $26.2 million to pay the advance purchase price for the acquisition of an office space in Caracas, Venezuela. Finally, we used $24.2 million of cash during the nine-month period ended September 30, 2013 to make capital expenditures mainly related to technological equipment and software licenses and $3.2 million to fund the acquisition of a software development company located in the Province of Cordoba, Argentina.

Net cash used in investing activities during the nine-month period ended September 30, 2012 resulted mainly from purchases of investments for $344.7 million. During the nine-month period ended September 30, 2012, the increase in cash used in investment activities was partially offset by proceeds from the sale and maturity of $320.4 million of investments as part of our financial strategy. Additionally, we used $13.0 million of cash in the nine-month period ended September 30, 2012 to make capital expenditures mainly related to technological equipment and software licenses and the opening of a new office in Aguada Park, Uruguay.

Net cash used in financing activities

	Nine-month Period Ended September 30,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$(4.9)	$(13.1)	$8.2	-62.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the nine-month period ended September 30, 2013, our primary use of cash was to fund the $17.4 million of aggregate cash dividends paid on January 15, April 15 and July 15, 2013, and $1.0 million for the repurchase of common stock. Our use of cash was partially offset by $13.5 million of cash received from an unsecured line of credit to buy a new office building in Caracas, Venezuela.

For the nine-month period ended September 30, 2012, our primary use of cash was to fund the $13.1 million of aggregate cash dividends paid on January 17, April 16, and July 16, 2012.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

In September 2013, we obtained an unsecured line of credit from a Venezuelan bank to fund a portion of the purchase price relating to our acquisition of a new office building in Caracas, Venezuela. As of September 30, 2013, amounts outstanding under the unsecured line of credit were BF$85.1, or $13.5 million. The unsecured line of credit bears interest at a fixed rate of 13% per annum and matures in twelve months.

In order to complete our acquisition of a new office building in Buenos Aires, Argentina in April 2013, we obtained financing from the seller pursuant to which we agreed to pay the purchase price in 7 equal monthly installments, beginning in June 2013. As of September 30, 2013, we recorded a liability for the unpaid balance of this new office building in Buenos Aires for a total amount of $6.2 million.

As of September 30, 2013, we recorded $6.3 million of dividends payable to our stockholders. In addition, as of September 30, 2013, our outstanding debt of $40 thousands is related to our Argentine car lease contracts.

Cash Dividends

On January 15, 2013, we paid an aggregate cash dividend for the fourth quarter of 2012 of $4.8 million (or $0.109 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2012. On February 22, April 30, and July 30, 2013, our board of directors approved the 2013 first quarter, second quarter and third quarter cash dividends, respectively, of $6.3 million (or $0.143 per share) on our outstanding shares of common stock. The dividends were paid on April 15, July 15, and October 15, 2013, respectively, to stockholders of record as of the close of business on March 29, June 28, and September 30, 2013, respectively.

On October 31, 2013, the board of directors declared the 2013 fourth quarter cash dividend of $6.3 million (or $0.143 per share), payable to the holders of the Company’s common stock. We expect that this fourth quarter cash dividend will be paid on January 15, 2014 to stockholders of record as of the close of business on December 31, 2013.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures for the nine-month periods ended September 30, 2013 and 2012 amounted to $49.9 million and $13.0 million, respectively. During the nine months ended September 30, 2013 we acquired a 100% ownership interest in a software development company located in the Province of Cordoba, Argentina at an aggregate purchase price of $3.4 million.

In April 2013, we acquired three floors or 3,918 square meters in a new office building located in Buenos Aires for a total purchase price of $18.5 million plus value-added tax or VAT. Pursuant to the terms of the acquisitions, we will pay the purchase price in Argentine pesos. At the date of signing of the purchase agreement, we paid: i) $0.4 million plus VAT in advance of closing; ii) $3.2 million plus VAT at closing; and iii) five monthly installments starting in June 2013 and ending in October 2013 totaling an aggregate amount of $10.5 million. As of September 30, 2013, we recorded a liability for the unpaid balance of this building acquisition for a total amount of $6.2 million, which will be paid in three monthly installments from October to December 2013.

In May 2013, we acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas, Venezuela for a total purchase price of $20.0 million or BF$126.0 million. The purchase price was paid in Bolivares Fuertes.

In September 2013, we entered into a memorandum of understanding to acquire an office property of 1,367.48 square meters, located in Centro San Ignacio, La Castellana, Chacao, Caracas, Venezuela, for a total amount of BF$328.2 million, or approximately $52.2 million. As of September 30, 2013, we recorded into our unaudited interim consolidated balance sheet an advance for fixed assets for the 50% of the purchase price as a consequence that the transfer of the property was still pending.

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

Off-balance sheet arrangements

At September 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force” clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flows.

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

Non-GAAP financial measures are provided to enhance investors’ overall understanding of our current financial performance. Specifically, we believe that free cash flow provides useful information to both management and investors by excluding payments for the acquisition of property (including any advance payment that as of the date of this report became a fixed asset), equipment, of intangible assets and of acquired businesses net of cash acquired, that may not be indicative of our core operating results. In addition, we report free cash flows to investors because we believe that the inclusion of this measure provides consistency in our financial reporting.

Free cash flow represents cash from operating activities less payment for the acquisition of property (including any advance payment that as of the date of this report became a fixed asset), equipment and intangible assets and acquired businesses net of cash acquired. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after the purchase of property (including any advance payment that as of the date of this report became a fixed asset), equipment, of intangible assets and of acquired businesses net of cash acquired. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period.

Reconciliation of Operating Cash Flows to Free Cash Flows

	Nine-month Period Ended September 30,
(In millions)	2013	2012
Net Cash provided by Operating Activities	$122.8	$83.7
Payment for acquierd business, net of cash acquired	(3.2)	—
Purchase of intangible assets	—	(1.3)
Advance for fixed assets	(26.2)	—
Purchase of property and equipment (*)	(49.9)	(11.7)

Net increase in cash and cash equivalents	$43.5	$70.7

(*)	Net of financial liabilities.

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

	Nine months Ended
	September 30,
	2013 (**)
Net income before income / asset tax expense as reported	$107.3
Devaluation loss in Venezuela	6.4

Adjusted Net income before income / asset tax expense	$113.7

Income and asset tax as reported	(30.6)
Income tax effect on devaluation loss in Venezuela	(0.5	)(1)

Adjusted Income and asset tax	$(31.1)

Net Income	$76.7
Devaluation loss in Venezuela	6.4
Income tax effect on devaluation loss in Venezuela	(0.5	)(1)

Adjusted Net Income	$82.5

Adjusted Blended Tax Rate	27.4%
Weighted average of outstanding common shares	44,152,402
Adjusted Earnings per share as reported	$1.73
Adjusted Earnings per share	$1.87

(**)	Stated in millions of U.S. dollars.
(1)	Income tax charge related to the Venezuela devaluation under local tax rules and regulations.

The table above may not total due to rounding.

Item 3	— Qualitative and Quantitative Disclosure About Market Risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Real and Argentine Peso due to Brazil’s and Argentine’s respective share of our revenues, may affect the value of our financial assets and liabilities.

Foreign currencies

At September 30, 2013, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of September 30, 2013, the total cash and cash equivalents denominated in foreign currencies totaled $104.0 million, short-term investments denominated in foreign currencies totaled $79.7 million and accounts receivable and credit cards receivables in foreign currencies totaled $64.1 million. As of September 30, 2013, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of September 30, 2013, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $35.7 million and our U.S. dollar-denominated long-term investments totaled $69.8 million. For the three months ended September 30, 2013, we had a consolidated gain on foreign currency of $1.6 million mainly as a result of the devaluation in Argentina and in Uruguay. For the nine-month period ended September 30, 2013, we had a consolidated loss on foreign currency of $1.1 million, mainly related to the losses generated by the devaluation in Venezuela during the first quarter of 2013. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended September 30, 2013 compared to three-month period ended September 30, 2012 and the nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012 — Other income, net” for more information).

In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 became the accounting basis for those assets. Monetary assets and liabilities in Bolivares Fuertes were re-measured to the U.S. dollar at the official closing exchange rate as of September 30, 2013 and at the SITME exchange rate published by the BCV as of December 31, 2012 and the results of the operations in Bolivares Fuertes were re-measured into U.S. dollars at the average monthly official exchange rate.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2013 and December 31, 2012 and net revenues for the nine-month periods ended September 30, 2013 and 2012.

	For the nine-month periods ended
	September 30,
	2013	2012
Venezuelan operations
Net Revenues	$55,695,385	$37,872,351

	September 30, 2013	December 31, 2012
Assets	106,529,563	62,938,728
Liabilities	(53,195,418)	(22,652,965)

Net Assets	$53,334,145	$40,285,763

As of September 30, 2013, net assets of our Venezuelan subsidiaries amount to approximately 16.5% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 12.4% of our consolidated cash and investments.

On February 8, 2013, the Venezuelan Government, through Foreign Exchange Agreement No. 14, has devalued as from February 9, 2013, the official exchange rate from 4.3 Bolivares Fuertes per U.S. dollar to 6.3 Bolivares Fuertes per U.S. dollar. The devaluation required re-measurement of our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. The devaluation of the official exchange rate of the Bolivares Fuertes against the U.S. dollar from 5.3 to 6.3 Bolivares Fuertes per U.S. dollar generated a foreign currency loss amounted to approximately $6.4 million in the first quarter of 2013.

In addition, on February 8, 2013, the Venezuelan Government, through Decree No. 9381 (the “Decree”) has created the Organo Superior para la Optimización del Sistema Cambiario (or the “Committee”), which is a committee that will have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV eliminated the SITME, which was the former system that allowed companies limited access to foreign currencies for payments to foreign suppliers.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which will act jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within this new system, a company should be registered at the Registro Automatizado (Automatized Register, or “RUSAD”). The acquisition of foreign currencies under this new system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.30 Bolivares Fuertes per U.S. dollar. Starting from the implementation of SICAD and as of the date of this report, we have been unable to access the auction process under SICAD and there is no information available on the details or planned frequency of the SICAD mechanism.

Accordingly, as of September 30, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was the official rate of 6.30 Bolivares Fuertes per U.S. dollar.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. CADIVI is the only means by which U.S. dollars for dividend distributions can be requested. We did not request authorization to CADIVI in 2012, neither during the nine months ended September 30, 2013, to acquire U.S. dollars to make dividend distributions. We have not distributed dividends from our Venezuelan subsidiaries since 2011.

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

The following table sets forth the percentage of consolidated net revenues by segment for the three and nine-month periods ended September 30, 2013 and 2012:

	Nine-month Period Ended September 30,		Three-month Period Ended September 30,
(% of total consolidated net revenues) (*)	2013	2012	2013	2012
Brazil	44.7%	49.1%	42.5%	47.5%
Argentina	26.0	23.3	26.9	24.8
Venezuela	16.5	14.0	18.7	14.6
Mexico	7.0	7.2	6.6	6.9
Other Countries	5.8	6.4	5.3	6.2

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of September 30, 2013 and for the nine months then ended:

Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$375.6	$338.0	$307.6
Expenses	(262.8)	(236.5)	(215.4)

Income from operations	112.7	101.4	92.2

Other income (expenses) and income tax related to P&L items	(27.3)	(23.7)	(21.6)
Foreign Currency impact related to the remeasurement of our Net Asset position	(1.1)	(1.1)	(1.0)

Net income	84.3	76.7	69.6

Less: Net Income attributable to Noncontrolling
Interest	(0.06)	(0.05)	(0.05)

Net income attributable to MercadoLibre, Inc.	84.3	76.6	69.6

Total Shareholders’ Equity	$338.6	$324.2	$313.0

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the nine months ended September 30, 2013 we did not entered into any such hedging transactions.

Venezuelan Segment

In order to assist investors in their overall understanding of the impact of a hypothetical Venezuelan devaluation on our Venezuelan segment reporting, we developed a scenario which assumes an exchange rate of 12.6 Bolivares Fuertes per U.S. dollar, which doubles the current official exchange rate in Venezuela. Under this analysis, the assumed exchange rate was applied starting on January 1, 2013. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations.

This information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

This information disclosed below does not include indirect costs of net revenues, any inflation effect, nor the one-time devaluation impact related to the assumed devaluation or any other effect derived from the assumed devaluation. The information below should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. In addition, this information is not based on any comprehensive set of accounting rules or principles.

The evolution of the Venezuelan economy is beyond our ability to control or predict. New events could happen in the future in Venezuela and it is not possible for management to predict all such events, nor can it assess the impact of all such events on our Venezuelan business.

The table below provides specific sensitivity information of our Venezuelan segment reporting for the periods indicated assuming an exchange rate of 12.6 Bolivares Fuertes per U.S. dollar applied starting on January 1, 2013 to September 30, 2013.

	Three Months Ended September 30, 2013 Actual (*)	Three Months Ended September 30, 2013 Sensitivity (**)	Nine Months Ended September 30, 2013 Actual (*)	Nine Months Ended September 30, 2013 Sensitivity (**)
	u$s	u$s	u$s	u$s
Net revenues	$23,001,287	$11,500,644	$55,695,385	$27,312,144
Direct costs	(7,921,950)	(4,779,098)	(20,408,854)	(12,307,803)

Direct contribution	$15,079,337	$6,721,546	$35,286,531	$15,004,341

Margin	65.6%	58.4%	63.4%	54.9%

(*)	As reported.
(**)	Computing a hypothetical devaluation as explained above.

Despite the continued uncertainty and restrictions relating to foreign currency exchange in Venezuela as described above, we believe that our underlying business in that country is competitively well-positioned and continues to exhibit solid growth, including in terms of units sold, revenues and net income, even while economic conditions in the Venezuelan economy remain difficult. As economic conditions in that country improve, we expect that our business in Venezuela will benefit accordingly. Although we cannot assure you that the Bolivares Fuertes will not experience further devaluations in the future, which may be significant and could have a material negative impact on our stated financial results for our Venezuela segment, for the reasons stated at the beginning of this paragraph, we remain strongly committed to our business and investment in Venezuela.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. At September 30, 2013, MercadoPago’s funds receivable from customers totaled $37.9 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2013, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 1.98%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of September 30, 2013 could decrease (increase) by approximately $1.6 million.

As of September 30, 2013, our short-term investments amounted to $91.3 million and our long-term investments amounted to $69.8 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2009, 2010, 2011 and 2012 long-term retention plan (the “2009, 2010, 2011 and 2012 LTRP”, respectively) payable as follows:

•	eligible employees will receive a fixed cash payment equal to 6.25% of his or her 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus once a year for a period of eight years starting in 2010 and/or 2011 and/or 2012 and/or 2013 (the “2009, 2010, 2011 and 2012 Annual Fixed Payment”, respectively); and

•	on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “2009, 2010, 2011 and 2012 Variable Payment, respectively”) equal to the product of (i) 6.25% of the applicable 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008, 2009, 2010 and 2011 Stock Price, defined as $13.81, $45.75, $65.41 and $77.77 for the 2009, 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009, 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2009, 2010, 2011 and 2012 variable payment LTRP liability subjects us to equity price risk. In May 2013 the board of directors, upon the recommendation of the Compensation Committee, approved certain amendments to the 2009, 2010, 2011 and 2012 Long-Term Retention Plans (the Amended LTRPs), to give us (through the approval of the Compensation Committee) the option to pay the compensation due under the Amended LTRPs in cash, common stock or a combination thereof. We have granted the right to any Amended LTRP participant to request settlement in cash. The Amended LTRPs have been considered to be a substantive liability and classified accordingly in the balance sheet.

On September 27, 2013, our board of directors, upon the recommendation of the compensation committee, approved the 2013 Long Term Retention Plan (the “2013 LTRP”). If earned, payments to eligible employees under the 2013 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees. As we mentioned in the paragraph before for the others LTRP, we have granted the right to any LTRP participant to request settlement in cash.

In order to receive an award under the 2013 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013 LTRP bonus, payable as follows:

•	the eligible employee will receive a fixed cash payment, common stock or a combination thereof, equal to 8.333% of his or her 2013 LTRP bonus once a year for a period of six years starting in 2014 (the “Annual Fixed Payment”); and

•	on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 8.333% of the applicable 2013 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 Stock Price, defined as $79.57, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

At September 30, 2013, the total contractual obligation fair value of our 2009, 2010, 2011, 2012 and 2013 Variable Payment LTRP liability amounted to $28.5 million. As of September 30, 2013, the accrued liability related to the 2009, 2010, 2011, 2012 and 2013 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounted to $14.8 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011, 2012 and 2013 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%.

	As of September 30, 2013
	MercadoLibre, Inc Equity Price	2009, 2010, 2011, 2012 and 2013 variable LTRP liability
(In US dollars)
Change in equity price in percentage
40%	169.37	39,972,986
30%	157.27	37,117,773
20%	145.17	34,262,559
10%	133.07	31,407,346
Static (*)	120.98	28,552,133
-10%	108.88	25,696,919
-20%	96.78	22,841,706
-30%	84.68	19,986,493
-40%	72.59	17,131,280

(*)	Average closing stock price for the last 60 trading days of the closing date

Item 4	— Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	— Legal Proceedings

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 28, 2013 and “Item 1A-Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, for additional discussion of the litigation and regulatory risks facing our company.

As of September 30, 2013, our total reserves for proceeding-related contingencies were approximately $3.5 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.

As of September 30, 2013, there were 623 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of September 30, 2013, there were more than 3,371 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued certain of our Brazilian subsidiaries in the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000 per day. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief to the State Court of Appeals of São Paulo on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On March 23, 2011, our appeal regarding the injunction granted to Citizen was ruled in favor of the Brazilian subsidiaries. On May 4, 2011, Citizen presented a motion to clarify the decision but it was dismissed on March 14, 2012. On May 28, 2012, the Plaintiff filed a special recourse related to the injunction relief to the State Court of Appeals, and the Brazilian subsidiaries presented their defense on August 16, 2012 which was not admitted. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. On January 9, 2013, Citizen appealed the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). On March 1, 2013, we presented its response to that appeal. On August 27, 2013, the Brazilian Superior Court of Justice ruled against Citizen’s appeal. The Superior Court of Justice ruled that the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users and that they should comply with the “notice and take down” procedure it already had in place. On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion ruling is still pending. As of September 30, 2013 the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve its customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On August 23, 2011, the Judge of the first instance court denied the aforementioned injunction. On December 7, 2011, we were notified of the lawsuit. On March 1, 2012 we presented our defense. On August 29, 2012 a conciliatory hearing was held, but no agreement was reached. On October 22, 2012, the Lower Court Judges ruled in favor of MercadoLivre and dismissed the claim against MercadoLivre. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of us confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and we presented our response on July 2, 2013. As of September 30, 2013, the Brazilian Superior Court of Justice ruling was still pending. In the opinion of the our management and legal counsel the risk of loss is remote.

City of São Paulo Tax Claims

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. As of September 30, 2013 those asserted taxes and fines amounts to approximately R$40.3 million or $18.1 million according to the exchange rate as of September 30, 2013. In January 2005 we moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, we presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, we presented an appeal to the Conselho Municipal de Tributos, or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos, or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against our appeal. On September 5, 2013, we presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was decided against our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished and we will contest the tax assessment and these fines in a judicial stage. Our management and our legal counsel believe that the risk of loss is remote, and as a result, we have not reserved any provisions for this claim.

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

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Recently approved legislation in Brazil relating to certain payment processing functions carried out by non-financial institutions may, among other things, require our MercadoPago operations to secure authorization from the government prior to continuing its operations or limit our services, any of which could have a material adverse effect on our business and results of operations.

On May 17, 2013, the Brazilian government issued Medida Provisoria 615/13, or the Provisional Measure, which granted to the Brazilian Central Bank powers of regulation and supervision of certain payment processing functions carried out by certain non-financial institutions in Brazil. This regulation covers a wide variety of issues, including, among other things, rules related to authorization requirements for certain payment processing functions by non-financial institutions, penalties for non-compliance, the promotion of financial inclusion, the reduction of systemic, operational and credit risks, reporting obligations and governance. The Provisional Measure was approved by Congress as Law No. 12.865 of October 9, 2013. The law still needs to be regulated by the Brazilian Central Bank which is expected to occur during November 2013.

As approved, Law No. 12.865 applies to payment means and financial institutions, therefore our MercadoPago business in Brazil will be subject to this new law. The law requires that our Mercado Pago operation obtains a government authorization to continue its operations. If we are unable to obtain the aforementioned authorization it could cause us to (i) shut down our MercadoPago business for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance, (iii) limit the services we offer through MercadoPago or change our business practices, any of which could materially adversely affect our business and results of operations.

Pending legislation in Venezuela that would limit the maximum sale price that a seller could receive in connection with the sale of an automobile on our MercadoLibre Marketplace in Venezuela could have a material adverse impact on our Venezuelan business and results of operations.

During August 2013, the Congress of Venezuela approved new legislation that imposes certain limits on the maximum sale prices that would be permitted for the sale of used and new vehicles in the country. Among other provisions, the legislation imposes certain obligations on our MercadoLibre Marketplace and Tucarro website in Venezuela to ensure that classified ads listed on these platforms comply with the maximum sales price restrictions. Automobile sales represent a meaningful part of our business in Venezuela. As of the day of this report, this legislation has not been published in the Official Gazette nor enacted by the Executive branch of government. If this legislation is finally enacted into law, it could cause us to, among other things, remove listings by sellers that fail to comply with the maximum sales price restrictions, to pay penalties for non-compliance, to limit our services or to change our business practices, any of which could have a material adverse impact on our Venezuelan business and results of operations.

Item 6	— Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

10.1	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A.

10.2	2013 Long-Term Retention Plan. (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Exhibit 10.1 to the our Current Report in Form 8-K filed on October 3, 2013
*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 7, 2013	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

10.1	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A.

10.2	2013 Long-Term Retention Plan. (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registration Statement on Form S 1 of MercadoLibre, Inc. filed on May 11, 2007.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on October 3, 2013.