Form 10-K
period 2013-12-31
MERCADOLIBRE INC
filed 2014-03-03
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2013, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2013) was approximately $3,470,000,342. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2013 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2014, there were 44,153,892 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2014, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government regulation;

•	litigation and legal liability;

•	systems interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends;

•	security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations; and

•	political, social and economic conditions in Latin America in general, and in Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy, and possible future currency devaluations and other changes to the exchange rate systems in those countries, considering the Complementary System for the Administration of Foreign Currencies (“SICAD”) for generally accepted accounting principles in the United States (“U.S. GAAP”).

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties—many of which are beyond our control—as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of this report, as well as the factors discussed in the other reports and documents we file from time to time with the Securities and Exchange Commission, or SEC. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations.

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

Through our online commerce platform, we provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community in Latin America, a region with a population of over 598 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

We offer our users an eco-system of six related e-commerce services: the MercadoLibre Marketplace, The MercadoLibre Classifieds Service, the MercadoPago payments solution, the MercadoLibre Advertising program, the MercadoShops on-line stores solution and the Mercado Envios shipping service.

The MercadoLibre Marketplace, which we regularly refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list general merchandising items and conduct their sales and purchases online in either a fixed-price or auction-based format. Any Internet user in the countries in which we operate can browse through the various products that are listed on our website and register with MercadoLibre to list, bid for and purchase such items and services.

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send, receive and finance payments online.

Through our MercadoLibre Classified Service, our users can offer for sale and generate leads on listings in the motors, real estate and services categories.

As a further enhancement to the MercadoLibre Marketplace, in 2009, we launched our MercadoLibre Advertising program to enable businesses to promote their products and services on the Internet. Through MercadoLibre Advertising, users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoLibre Advertising offers advertisers a cost efficient and automated platform that enables them to acquire traffic through advertisements placed on our platform. Advertisers purchase, on a cost per click basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and from our platform depending on the advertiser.

Additionally, during 2010, we launched the MercadoShops on-line webstores solution. Through MercadoShops, users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and value added services on their webstores.

To close out our suite of e-commerce services, during 2013, we launched the MercadoEnvios shipping solution in Brazil and Argentina. Through MercadoEnvios, we offer cost efficient integration with existing logistics and shipping carriers to sellers on our platforms. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers.

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

We commenced operations in Argentina in August of 1999 and subsequently began operations in other countries as well. The following table shows the timeline of different launches and events in each country:

Country	MercadoLibre Launch date	Office opening	MercadoPago Launch date
Argentina	August 1999	July 1999	November 2003
Brazil	October 1999	September 1999	January 2004
Mexico	November 1999	October 1999	January 2004
Uruguay	December 1999	September 2004	N/A
Colombia	February 2000	January 2000	December 2007
Venezuela	March 2000	March 2000	April 2005
Chile	March 2000	April 2000 (*)	September 2007
Ecuador	December 2000	N/A	N/A
Peru	December 2004	N/A	N/A
Costa Rica	November 2006	N/A	N/A
Dominican Republic	December 2006	N/A	N/A
Panama	December 2006	N/A	N/A
Portugal	January 2010	N/A	N/A

(*)	The office was closed in 2009.

Our business is organized using the same technological platform in each country where we operate. However, the site of each country has its own specific local website which has no interaction with our website in other countries. For example, searches carried out on our Brazilian website show only results of listings uploaded on that particular website and do not show listings from other countries.

We received two rounds of financing in addition to our initial seed funding. The first round was carried out in November of 1999, resulting in proceeds to us of $7.6 million from investors that included J.P. Morgan Partners BHCA L.P., Flatiron Fund entities and Hicks, Muse, Tate & Furst. The second round of financing occurred in May of 2000 and raised $46.7 million from, among others, Goldman Sachs entities (GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P. and Goldman Sachs & Co. Verwaltungs GmbH), Capital Riesgo Internet SCR S.A. (CRI Banco Santander Central Hispano), GE Capital Equity Investments, Inc., J.P. Morgan Partners BHCA L.P. and Hicks, Muse, Tate & Furst.

In September 2001, we entered into a strategic alliance with eBay Inc., or eBay, which became one of our stockholders and started working with us to better serve the Latin American e-commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development, which ended on September 24, 2006. Even though eBay is one of our stockholders, since the termination of this agreement, there are no contractual restrictions preventing eBay from becoming one of our competitors. See “Risk Factors—Risks related to our business—We operate in a highly competitive and evolving market, and therefore face potential reductions in the use of our service.”

In November 2002, we acquired certain key strategic assets of Lokau.com, a competing Brazilian online commerce platform and we incorporated all registered users of Lokau.com into our platform.

In November 2005, we acquired certain operations of a regional competitor in e-commerce, DeRemate.com Inc., or DeRemate, including all of its operations and the majority of the shares of capital stock of its subsidiaries in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela for an aggregate purchase price of $12.1 million, net of cash acquired. This acquisition increased our user base by approximately 1.3 million confirmed registered users and solidified our market leadership position in Brazil, Mexico, Venezuela, Colombia, Peru, and Uruguay. In that year we did not acquire DeRemate’s Argentine and Chilean subsidiaries, which continued to operate under the control of certain previous stockholders of DeRemate until 2008.

In August 2007, we completed our initial public offering pursuant to which 2,608,696 shares of common stock were sold by us, resulting in net proceeds to us of approximately $49.6 million, and 13,468,489 shares were sold by certain selling stockholders.

In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries for an aggregate purchase price of $19.0 million. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of vehicles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands.

In September 2008, we acquired the remaining operations of DeRemate.com in Chile, Argentina, Mexico and Colombia for an aggregate purchase price of $37.6 million and we also purchased certain URLs, domains, trademarks, databases and intellectual property rights from it for $2.4 million, subject to certain set off rights and working capital adjustment clauses.

In September 2011, we acquired 60% of the outstanding membership interest of Autopark LLC, a limited liability company organized under the laws of Delaware, which holds 100% of the ownership interests of AP Clasificados, an online classified advertisements platform in

Mexico primarily dedicated to the sale of vehicles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx. The aggregate purchase price paid in cash was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business.

In March 2013, we acquired 100% of the equity interests in an Argentine software development company located in the Province of Cordoba, Argentina, for an aggregate purchase price of $3.4 million. The objective of the acquisition was to enhance our software development capabilities.

Our strategy

We seek to serve people in Latin America by offering a collection of e-commerce services that can improve the quality of life of those who use it, while creating significant value for our stockholders. We serve our buyers by giving them access to a broader and more affordable variety of products and services than those available on other online and offline venues. We serve our sellers by allowing them to reach, in view, a larger and more geographically diverse user base at a lower overall cost and investment than offline venues. At the same time, we provide payment settlement services to facilitate such transactions, and advertising solutions to promote them. More broadly, we strive to turn inefficient markets into more efficient ones and in that process generate value for our stockholders. To achieve these objectives, we intend to pursue the following strategies:

•	Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our business in new countries and entering new category segments, by launching new transactional business endeavors, and through potential strategic acquisitions of key businesses and assets.

•	Increase monetization of our transactions. We have focused and will continue to focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we receive from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our paid-for fee-based features.

•	Take advantage of the natural synergies that exist between our services. We strive to leverage our different businesses to promote greater cross-usage among the businesses, thereby creating a virtuous ecosystem of e-commerce offerings. We promote the adoption of our MercadoPago payments solution on our marketplace as well as on our MercadoShops solution, to offer our MercadoClics advertising solutions to users of our marketplace, payments and shops solutions, and to encourage users of any of our services to experiment with the other solutions we offer.

•	Expand into additional transactional service offerings. Our strategic focus is to enable on-line transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch on-line transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) the offer of additional product categories in our marketplace business, (b) the expansion of our presence in vehicle, real estate and services classifieds, (c) the penetration of our on-platform payments services and the expansion of our off-platform payments services, (d) the increase of our MercadoClics and on-line advertisement services (e) the penetration of our on-platform shipping service and (f) the offer of on-line software as e-commerce service solutions. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches in the future.

•	Enhance brand awareness. We believe that enhancing awareness of the MercadoLibre brand is important to achieve our business objectives. We intend to continue to promote and increase recognition of our brand through a variety of marketing and promotional campaigns. These may include marketing agreements with companies that have a significant online presence and advertising through traditional media, such as cable television. We may also use leading websites and other media such as affiliate programs, banner advertisements and keyword searches. In addition, we believe that by enhancing our e-commerce community experience, we promote greater brand awareness through word of mouth.

•	Focus on user loyalty and website enhancement. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users. We intend to do so by maintaining an appealing and convenient platform for e-commerce, improving the functionality of our website to deliver a more efficient user experience and providing our users with the help of a dedicated customer support department. We employ a number of programs aimed to foster customer loyalty and repeated purchases, such as our MercadoLider loyalty program for high-volume sellers, our targeted and segmented direct marketing program, and MercadoPago special promotions and our MercadoEnvios shipping service.

•	Increase operational efficiency. We believe our business model provides us with an opportunity to generate healthy profit margins. We plan to maximize this potential by achieving economics of scale, maintaining controls on overhead costs and reducing variable costs whenever possible.

•	Continue to develop innovative and creative solutions. We intend to continually enhance our e-commerce platform in order to better serve both individuals and businesses that want to buy or sell goods and services online. We intend to continue investing to develop new tools and technologies that facilitate e-commerce on our platform and improve our users’ online experience on MercadoLibre, while addressing the distinctive cultural, geographical and other challenges of online commerce in Latin America.

•	Serve our dynamic and active user community. We seek to operate MercadoLibre as an open and trusted web-based marketplace where users can access a broad market of products. We believe in treating our users with respect by applying a consistent set of policies that reinforce good online and offline behavior within our user community. We also seek to offer superior customer care in order to maintain the loyalty and satisfaction of our active user base.

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

Our MercadoLibre Marketplace is organized using the same technological platform in each country where we operate. However, the site of each country has its own specific local website which has no interaction with our website in other countries. For example, searches carried out on our Brazilian site show only results of listings uploaded on that particular site and do not show listings from other countries. During 2013, visitors to our website were able to browse an average of over 18.1 million Marketplace listings daily, organized by country, in over 3,000 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2013, we had over 99.5 million confirmed registered MercadoLibre users, up from 81.5 million at December 31, 2012. During fiscal year 2013, in our Marketplace, we had 5.1 million unique sellers, 20.2 million unique buyers and 83.0 million successful items sold as compared to i) 4.4 million unique sellers, 16.9 million unique buyers and 67.4 million successful items sold at December 31, 2012; and to ii) 3.7 million unique sellers, 14.1 million unique buyers and 52.8 million successful items sold at December 31, 2011. All of these factors contributed to Marketplace gross merchandise volume of $7.3 billion in 2013, as opposed to $5.7 billion in 2012 and $4.8 billion in 2011.

The Classifieds Solution

The MercadoLibre Classifieds solution enables users to list their offerings related to vehicles, real estate, and services outside the marketplace platform. Classifieds listings differ from marketplace listings, as they only charge optional placement fees, and never final value fees. Our classifieds pages are also a major source of traffic to the site, benefitting both marketplace and non-marketplace businesses.

In 2013, MercadoLibre visitors were able to browse an average of 1.1 million classifieds listings daily, including approximately 678,000 in Real Estate, 350,000 in motors, and 74,000 in services per day. During 2013, we had a total of 2.5 million unique sellers and 11.0 million paid listings through classifieds, as compared to i) 2.2 million unique sellers and 7.3 million paid listings in 2012 and ii) 1.8 million unique sellers and 4.7 million paid listings in 2011.

The MercadoPago online payments solution

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. MercadoPago enables any user registered with MercadoPago to securely and easily send and receive payments online to pay for purchases made in the MercadoLibre Marketplace. MercadoPago is currently available to MercadoLibre users in each of Brazil, Argentina, Mexico, Venezuela, Chile and Colombia.

MercadoPago is also available for purchases of goods and services outside the MercadoLibre Marketplace, as an open on-line payment service in Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. The off platform service is designed to meet the growing demand for Internet-based payments systems in Latin America. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments on their independent commerce websites. This version of MercadoPago simplifies the payment of transactions in the MercadoLibre Marketplace achieving higher transaction velocity for most users. Direct payments allow online sellers to use MercadoPago to facilitate checkout and payment processes on their website and also enable users to simply transfer money to each other. The direct payments product allows users who are not registered with the MercadoLibre Marketplace to send and receive payments to each other as long as they register with MercadoPago. Furthermore, direct payment offers online sellers who accept MercadoPago as a mean of payment to integrate MercadoPago with their shopping cart, thereby streamlining the shopping and payment processes. We believe that the ease of use, safety and efficiency of MercadoPago will allow us to generate additional transactions in the future from web merchants that sell items outside the MercadoLibre Marketplace. We believe that there is a significant business opportunity to increase adoption of MercadoPago as a payment mechanism within and outside of the MercadoLibre Marketplace.

During the year ended December 31, 2013, our on and off-platform users paid approximately $2,497.7 million using MercadoPago, which represented 34.2% of our gross merchandise volume for that year. During the year ended December 31, 2012, our on and off-platform users paid approximately $1,786.7 million using MercadoPago, which represented 31.3% of our gross merchandise volume for that year. During the year ended December 31, 2011, our users paid approximately $1,311.9 million using MercadoPago, which represented 27.2% of our gross merchandise volume for that year.

We seek to increase the adoption and penetration of MercadoPago among MercadoLibre Marketplace users. In the countries where MercadoPago was available, as of December 31, 2013, approximately 94.5% of the MercadoLibre Marketplace’s listings accepted MercadoPago for payments and 37.4% of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. Starting in Brazil in January 2010, in Argentina in March 2010, in Mexico in April 2011 and in Venezuela in July 2012, all paid listings in the MercadoLibre Marketplace (excluding free listings and classifieds) were required to offer MercadoPago.

MercadoLibre Advertising services

The MercadoLibre Advertising platform, which we commonly refer to as “MercadoClics”, enables large retailers, small and medium brands and various consumer brands to promote their products and services on the internet. Advertisers place text and/or display advertisements on our website in order to promote their brands and offerings. MercadoClics is the search advertising tool that enables advertisers to acquire traffic through text ads placed on search results on our platform. Advertisers purchase specific categories, on a cost per click basis, where their text ads could appear as a result of a bidding process with other relevant ads.

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

MercadoEnvios shipping solution

MercadoEnvios is a shipping solution for marketplace users, currently available in Brazil and Argentina. Through integration with local carriers, MercadoEnvios achieves economies of scale driving down shipping costs and eliminating friction for buyers and sellers.

Marketing

Our marketing strategy is designed to grow our platform by promoting the MercadoLibre brand, attracting new users, and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading portals and networks across Latin America, our affiliates program, cable and air television, paid and natural positioning in leading search engines, email marketing, onsite marketing and presence in off-line events. Our investment in online and offline marketing activities was $31.7 million during 2013, $18.8 million during 2012 and $19.9 million during 2011.

Specifically, we rely mostly on online advertising to promote our brand and attract potential buyers and sellers to our website. Our online activities focus on:

•	Entering into agreements with search platforms, portals, social networks and websites that we believe can reach our target audience. These agreements allow us to purchase online advertising positions where we can market ourselves and show relevant promotions to potential and already registered users.

•	Actively managing our “MercadoSocios” program, an affiliates program that financially rewarded site owners for directing to our platform buyers, sellers and new users who ultimately register with, and conduct transactions through our platform. The MercadoSocios program was available in Argentina, Brazil, Chile, Colombia, Mexico and Venezuela. With our MercadoSocios program, any website or online tool owner could place a link to our website with a pre-approved creative design that we provided or XML data feeds. If an Internet user clicked on the link, arrived at our website, registered as a user and completed transactions on our platform, we compensated the site or tool owner. However, since the program was created 14 years ago our marketing strategy has evolved and we now have available new marketing tools which deliver better results to us. For this reason, we discontinued the “MercadoSocios” program in 2013.

•	Investing in preferential placement on the most popular search engines in each country where we operate, such as Google and Yahoo Search. We purchase advertising space next to the results of certain keyword searches related to our activities.

•	Structuring our website so that it appears among the top natural results for certain keyword searches.

Since 2005, we have been running an annual cable television commercial campaign on a regional basis to increase brand awareness and recognition. We believe that cable television subscribers in Latin America offer an attractive demographic group based on both socio-economic profiling and the high penetration of Internet usage among cable television subscribers. During 2011, our cable media campaign ran from May to December, and we also had offline campaigns on radio, newspaper and magazines for our classifieds business. During 2012, we did not invest in a cable television commercial campaign, but instead allocated most of our resources to on-line marketing investments. During the year 2013, we invested in cable television commercial campaigns while maintaining our marketing and external communication strategies in on-line marketing investments. In 2013, we significantly increased our off-line marketing spend, primarily on the aforementioned cable television campaign which helped to promote the rebranding of MercadoLibre and MercadoPago and to maintain our position as the top-of-mind ecommerce company in the countries in which we operate. We expect to keep investing in the future in off-line campaigns to enhance our already very strong brand awareness and recognition within the region. In addition to online and television advertising, we seek to reinforce our brand and increase transaction levels within the existing MercadoLibre user base through activities such as permission-based e-mail marketing and special promotions on our website. We utilize information regarding our users’ past bids, sales and purchases in order to better target the messages that we communicate through these activities. Additionally, we use street billboards, radio and magazine ads to promote our vehicles’ classifieds business.

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

Product development

At December 31, 2013, we had 403 employees on our information technology and product development staff, an increase from 327 employees at December 31, 2012, due to new hires of 44 employees and 32 employees from the acquisition of an Argentine software development company in March 2013. We incurred product development expenses (including salaries) in the amount of $40.9 million in 2013, $28.6 million in 2012 and $23.3 million in 2011. We also incurred information technology capital expenditures, including software licenses, amounting to $36.0 million in 2013, $11.2 million in 2012 and $8.4 million in 2011.

We continually work to improve both our MercadoLibre Marketplace and MercadoPago platforms so that they better serve our users’ needs and function more efficiently. A significant portion of our information technology resources are allocated to these purposes. We strive to maintain the right balance between offering new features and enhancing the existing functionality and architecture of our software and hardware.

The development of new and improved features usually begins by listening to suggestions from our community of users. We hold meetings periodically with both, regular and highly active users to obtain feedback regarding our services, as well as suggestions and ideas for possible additional features on the MercadoLibre Marketplace and MercadoPago platforms. We also receive suggestions from our chat rooms and bulletin boards. Additionally, we monitor the market for new features, formats and elements that could be adapted to our platforms to improve our users’ experience.

We place significant importance on the testing and implementation phase of newly developed features. After an internal team ensures that new features and upgrades are working properly, we typically involve a select group of users in testing these features before we release them to the general public. Through this process we receive feedback and suggestions on how to enhance the final details of a feature. Additionally, we typically introduce new features country by country, in order to isolate and resolve any potential problems and subsequently release improved versions to countries yet to be introduced to the new features.

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

We develop most of our software technology in-house. Since our inception in 1999, we have had a development center in Buenos Aires where we concentrate the majority of our development efforts. In June of 2007, we also launched a second development center in the province of San Luis in Argentina. The center is a collaborative effort with the Technological University of La Punta. In this effort, the University offers us access to dedicated development facilities and a recruiting base for potential employees. In 2012, we opened our newest development center in Aguada Park, Montevideo, Uruguay, which is dedicated to software development activities. We also have other research and/or development centers in Mexico, Brazil and Venezuela.

In March 2013, we acquired 100% of equity interests in an Argentine software development company located in the Province of Cordoba, Argentina. The objective of the acquisition was to enhance our software development capabilities.

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

Since 2010, we have been working on a deep technology overhaul that is allowing us to switch from a closed and monolithic system to an open and decoupled one. We are splitting MercadoLibre into many small “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using (Application Programming Interfaces, or API. All the Front-Ends are also being rewritten on top of these APIs. This effort has consumed a large amount of capital, people and management focus, and we intend to keep investing in this area. On October 31, 2012, we opened our platform to the developers’ community in a launching event that took place in Sao Paulo, Brazil. We seek to continue spreading the opening of our platform to developers in the other locations in which we operate with the objective of enhancing our ecosystem.

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

Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for more detail). The first quarter of the year is generally our slowest period. The months of January, February and March correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This first quarter seasonality is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela, the slowest months for which are the summer months of July, August and September.

Competition

The market for trading over the Internet is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. While we are currently the market leaders in a number of the markets in which we operate, we currently or potentially compete with a limited number of smaller marketplace operators, such as Mas Oportunidades in Argentina and Rakuten in Brazil. We also compete with businesses that offer business-to-consumer online e-commerce services such as pure play Internet retailer Submarino (a website of B2W Inc.), NovoaPontocom, or others with a focus on specific vertical categories, such as Netshoes, which focuses on sports & apparel and Dafiti, which focuses on fashion.

There are also a growing number of bricks and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia, Wallmart and Falabella, and shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified advertising market we compete with regional players such as OLX and Vivastreet, and withlocal players such as Webmotors, and Zap, which have strong positions in certain markets.

In addition, we could face competition from a number of large online communities and services that have expertise in either, developing online commerce, facilitating online interaction, or both. Some of these competitors, such as Google, Yahoo, Microsoft, and Facebook currently offer a variety of online services, and have the potential to introduce online commerce to their large user populations. Other large companies with strong brand recognition and experience in online commerce, such as large newspaper or media companies, also compete in the online listing market in Latin America.

In September 2001, we entered into a strategic alliance with eBay, through which eBay became one of our stockholders and started working with us to better serve the Latin American online commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement, which ended on September 24, 2006. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. Even though eBay continues to be one of our stockholders, since the termination of this agreement, there are no contractual restrictions preventing eBay from competing with us. For example, in 2012, eBay acquired Alamaula.com, classifieds site which operates in many of the countries where we operate.

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

We pursue the registration of our trademarks and service marks in each country where we operate, in the United States and in certain other Latin American countries. Generally, we register the name “MercadoLibre,” “MercadoLivre,” “MercadoPago” and “MercadoSocios” as well as our handshake logo, and other names and logos in each country where we operate. As part of our acquisition of DeRemate, we acquired the trademarks of DeRemate and CMG, respectively, throughout the countries where they operated, as well as certain other jurisdictions.

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

Third party technologies

We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Teradata, Radware, Juniper Networks, Cisco Systems Inc., Arista Networks, Imperva, F5 Networks, and Netapp, the suppliers of key database technology, the operating system and specific hardware components for our services.

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights by allowing sellers to list certain items on MercadoLibre. See “Item 3. Legal proceedings” below and “Item 1A. Risk factors—Risks related to our business—We could face legal and financial liability for the sale of items that infringe on the intellectual property and distribution rights of others and for information disseminated on the MercadoLibre Marketplace”.

Employees

The following table shows the number of our employees by country at December 31, 2013:

Country	Number of Employees
Argentina	939
Brazil	600
Colombia	66
Chile	2
Mexico	73
Uruguay	348
Venezuela	143

Total	2,171

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

We are very proud of our employees and believe that our team is one of the most important assets of our Company. We believe that our employees are among the most knowledgeable in the Latin American Internet industry, and they have developed a deep understanding of our business and e-commerce in general. We believe we have been successful in attracting and retaining outstanding individuals over the years. A significant portion of our personnel has been with us for several years, and we strive to obtain more talent by hiring individuals with an Internet-related background and experience. Similarly, our future success will depend on our ability to continue to attract, develop and retain capable professionals. See “Item 1A. Risk factors—Risks related to our business—We depend on key personnel, the loss of which could have a material adverse effect on us.”

In order to support our Human Resources department, we use SAP’s human resources payroll module across our business. We believe this allow us to centralize our employee database and important human resources functions, such as payroll processing, to improve our controls and reduce certain administrative costs.

Government regulation

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, electronic or mobile payments, data collection, data protection, privacy, information requirements for Internet providers, taxation (including value added taxes, or VAT, or sales tax collection obligations) obligations to provide information to certain authorities about transactions occurring on our platforms or about our users, and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including the imposition to provide certain information about transactions that occurred in our platforms, or about our users), libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover a wide variety of issues, including, without limitation, online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, electronic or mobile payments, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligation to provide certain information about transactions that occurred through our platforms, or about our users), advertising, intellectual property rights, consumer protection and information security.

We are also subject to regulations in Argentina that impose sales taxes and VAT collection obligations on the Company based on users’ sales through the platform. Other jurisdictions may issue new legislation in that regard. If users were to reduce or stop using our website or services as a result of these regulations, our business could be harmed.

In Brazil, since the approval of the Law No. 12,865 on October 9, 2013 and certain rules issued by the Brazilian Central Bank in November 2013, we are subject to new obligations imposed on certain payment processing functions carried out by non-financial institutions.

These regulations cover a wide variety of issues, including, among other things: rules related to the requisite of obtaining Brazilian central Bank authorization to operate, requirements to offer or provide those services, penalties for non-compliance, the promotion of financial inclusion, the reduction of systemic, operational and credit risks, reporting obligations and governance.

In the rest of the countries we believe that the agency-based structure that we currently use for MercadoPago allows us to operate this service without obtaining any governmental authorizations or licenses or being regulated as a financial institution in the countries where we offer MercadoPago. However, as we continue to develop MercadoPago, we may need to secure governmental authorizations or licenses or comply with regulations applicable to financial institutions, electronic or mobile payments and/or anti-money laundering in the countries where we offer this service.

There are laws and regulations that address foreign currency and exchange rates in every country in which we operate. In certain countries where we operate, we need governmental authorization to pay invoices to a foreign supplier or send money abroad due to foreign exchange restrictions. See “Item 1A. Risk factors—Risks related to doing business in Latin America—Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls” for more information.

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

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree was issued, which established the new requirement to become beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law.

If we apply and we are successful in being admitted as beneficiaries under the new law, the current income tax relief would decrease, but it is currently estimated that the Argentine effective income tax rate would still be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The Industry Secretary resolution which rules, among other provisions, on the mechanism to file the information to obtain the benefits derived from the new software development law was issued in late February 2014, and the Company is currently analyzing its provisions for both applying to qualify under the new law, and the potential effects that this new rule may have on the ability to continue to be benefited under the current law in 2014, as well as in subsequent years under the new law.

Segment and Geographic Information

For an analysis of financial information about our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reporting Segments and Geographic Information”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Line Items—Net revenues” and Note 7, Segments to our consolidated financial statement included elsewhere in this report and incorporated by reference in this Item 1.

Offices

We are a Delaware corporation incorporated on October 15, 1999. Our registered office is located at 15 East North Street, Dover, Delaware. Our principal executive offices are located at Arias 3751, 7th Floor, Buenos Aires, Argentina, C1430CRG.

Available Information

We maintain a website, http://www.mercadolibre.com, which contains additional information concerning our Company. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Arias 3751, 7th floor, Buenos Aires, Argentina, C1430CRG. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

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

Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure. We are frequently implementing hardware and software technology upgrades, which may include migrations to new technology systems, in an effort to improve our systems. Our information technology systems may experience errors, interruptions, delays or cessations of service. We are particularly susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system and any such errors or interruptions could impede or delay our ability to process transactions on our site, which could reduce our revenue from activity on our site and adversely affect our reputation with, or result in the loss of users. Moreover, any errors, interruptions, delays or cessation of service result in significant disruptions to our business that could ultimately be more expensive, time consuming, and resource intensive than anticipated. Defects or disruptions in our technology infrastructure could adversely impact our ability to process transactions, our financial results and our reputation.

Internet regulation in the countries where we operate is scarce, and several legal issues related to the Internet are uncertain. We are subject to a number of other laws and regulations, and governments may enact laws or regulations that could adversely affect our business.

Unlike the United States, most of the countries where we operate do not have specific laws governing the liability of Internet service providers, such as ourselves, for fraud, intellectual property infringement, other illegal activities committed by individual users or third-party infringing content hosted on a provider’s servers. This legal uncertainty allows for different judges or courts to decide very similar claims in different ways and establish contradictory jurisprudence. For example, in June 2009, a judge of a first instance court in the State of São Paulo ruled that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. We have appealed this ruling. In December 2009, the effect of the ruling was suspended until the appeal is decided by State Court of Appeals. If the ruling is upheld, it could require us to restructure our business model in ways that would harm our business and or cause us to incur substantial costs.

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

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, information requirements for Internet providers, data collection, data protection, privacy, anti-money laundering, taxation (including VAT or sales tax collection obligations), obligations to provide certain information to certain authorities about transactions which are processed through our platforms or about our users and those regulations applicable to businesses in general and consumer protection. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including taxation to provide certain information about transactions consummated through our platforms or about our users), libel and defamation, obscenity, and personal privacy apply to online businesses. Many of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligations to provide certain information about transactions occurred in our platforms or about our users), advertising, intellectual property rights, consumer protection, information security and electronic and mobile payments. If laws relating to these issues are enacted, they may have a material adverse effect on our business, results of operation and financial condition.

As our activities and the types of goods listed on our website expand, regulatory agencies or courts may argue or rule that we or our users must either obtain licenses or not be allowed to conduct business in their jurisdiction, either with respect to our services in general or only relating to certain items, such as auctions, real estate and motor vehicles. For example, numerous jurisdictions, including Brazil and Argentina, have regulations regarding “auctions” and “auctioneers” and the handling of property by “secondhand dealers” or “pawnbrokers.” Attempted enforcement of these laws against us or our users and other regulatory and licensing claims could result in expensive litigation or could require us to change the way we or our users do business. Any changes in our or our users’ business methods could increase costs or reduce revenues or force us to prohibit listings of certain items for some locations. We could also be subject to fines or penalties, and any of these outcomes could harm our business.

In addition, because our services are accessible worldwide and we facilitate sales of goods to users worldwide, other foreign jurisdictions may claim that we are required to comply with their laws. As we expand and localize our international activities, we have to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the Latin American jurisdictions where we operate may be more restrictive to us than those in Latin America. In order to comply with these laws, we may have to change our business practices or restrict our services. We could be subject to penalties ranging from criminal prosecution, significant fines or outright bans on our services for failure to comply with foreign laws.

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

We are also subject to regulations in Argentina that impose VAT and sales tax collection obligations and taxes on banking transactions in certain provinces in connection with users’ sales through our platform. It is possible that other jurisdictions will issue similar legislation in the future. If users were to reduce or stop using our website or services as a result, our business could be materially harmed. We are also subject to a regulation in the State of Sao Paulo, Brazil that imposes us the obligation to provide the authority with the information of certain users in connection with their sales through our platform.

We are subject to regulatory activity and antitrust litigation under competition laws.

We receive scrutiny from various governmental agencies under competition laws in the countries where we operate. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies or governmental agencies may allege that our actions violate antitrust or competition laws, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.

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

Laws specifying the scope of liability of providers of online services for the activities of their users through their online service are currently unsettled in most of the Latin American countries where we operate. We have implemented what we believe to be clear policies that are incorporated in our terms of use that prohibit the sale of certain items on our platform and have implemented programs to monitor and exclude unlawful goods and services. Despite these efforts, we may be unable to prevent our users from exchanging unlawful goods or services or exchanging goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for the unlawful activities of these users.

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

We have received in the past, and anticipate that we will receive in the future, claims from users who received spoof emails and sent the product and did not receive the purchase price. During 2013 the Superior Court of Justice of Brazil issued a negative ruling against our Brazilian subsidiary finding it responsible for a spoof suffered by a seller who received an email that appeared to be sent by MercadoPago, delivered the item but never got paid, and ordered it to pay damages to the plaintiff.

Any litigation related to unpaid or undelivered purchases or defective items could be expensive for us, divert management’s attention and could result in increased costs of doing business. In addition, any negative publicity generated as a result of the fraudulent or deceptive conduct of any of our users could damage our reputation diminishes the value of our brands and negatively impact our results of operations.

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

While we have been largely successful to date in settling existing claims by agreeing to monitor the brands, the current lack of laws related to the Internet results in great uncertainty as to the outcome of any future claims. Other companies providing similar services to us have also been subject to these types of claims in the United States and other countries. In June 2008, the Paris Court of Commerce ruled that eBay, Inc. and eBay International AG were liable to Louis Vuitton Malletier and Christian Dior Couture for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs’ brand names and for interfering with the plaintiffs’ selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent they are accessible from France. We cannot assure you that MercadoLibre and MercadoPago will not be subject to similar suits, which could result in substantial monetary awards or penalties and costly injunctions against us.

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

Our revenues depend on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our website would materially harm our business and our ability to collect revenue.

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

Our success, and in particular our ability to facilitate trades or payments successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer hardware for operating the MercadoLibre Marketplace and MercadoPago services is currently located at the facilities of the Savvis Datacenter in Sterling, Virginia, with a redundant database backup in Atlanta, Georgia. These systems and operations are vulnerable to damage or interruption from earthquakes, tornadoes, floods, fires and other natural disasters, power loss, computer viruses, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, and similar events. If our system suffers a major failure, it would take as much as several days to get the service running again because our Atlanta database is only a backup with very limited hardware.

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

As stated above, our users are targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses to our users’ computers. Those emails appear to be legitimate emails sent by MercadoLibre or MercadoPago or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or intentionally misstate that payment for a product was credited in MercadoPago and request that the recipient of the email send the product sold or provide a password or other confidential information. Despite our efforts to mitigate “spoof” and “phishing” emails, those activities could damage our reputation and diminish the value of our brands or discourage use of our websites and increase our costs.

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

The success of other e-commerce companies such as eBay or Amazon is not an indication of our future financial performance.

Several companies that operate e-commerce websites, such as eBay or Amazon, have been successful and profitable in the past. However, we operate in a business environment that is different from eBay’s, Amazon’s and other e-commerce companies operating outside of Latin America. These differences include the smaller size of the national markets, lower Internet adoption rates, lower confidence in remote payment mechanisms, less reliable postal and parcel services, and less predictable political, economic regulatory and legal environments. Therefore, you should not interpret the success of any of these companies as indicative of our financial prospects.

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

A number of jurisdictions where we operate have enacted legislation regulating money transmitters. We believe we do not require a license under the existing statutes of Argentina, Mexico, Chile, Colombia and Venezuela to operate MercadoPago with its current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations or any tax or anti-money laundering regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a financial entity. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

In Brazil, since the approval of the Law No. 12,865 on October 9, 2013 and certain rules issued by the Brazilian Central Bank in November 2013, we are subject to new obligations imposed on certain payment processing functions carried out by non-financial institutions. These regulations cover a wide variety of issues, including, among other things, requisite to obtain Brazilian central Bank authorization to operate, requirements to offer or provide those services, penalties for non-compliance, the promotion of financial inclusion, the reduction of systemic, operational and credit risks, reporting obligations and governance.

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

In addition, MercadoPago is or may be subject to anti-money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities or impose taxes collection obligations or obligation to provide certain information about transactions occurred in our platforms, or about our users. Because of different laws and regulations in each jurisdiction where we operate, as we roll-out and adapt MercadoPago in other countries, additional verification and reporting requirements could apply. These regulations could impose significant costs on us and make it more difficult for new customers to join the MercadoPago network. Future regulation (under the USA Patriot Act or otherwise), may require us to learn more about the identity of our MercadoPago customers before opening an account, to obtain additional verification of customers and to monitor our customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise our MercadoPago costs significantly and reduce the attractiveness of MercadoPago. Failure to comply with money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

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

MercadoPago competes with existing online and offline payment methods, including, among others, banks and other providers of traditional payment methods, particularly credit cards, checks, money orders, and electronic bank deposits; international online payments services such as PayPal and Google Checkout, and local online payment services such as PayU in Argentina, Chile, Colombia and Mexico, and Bcash, PagSeguro and MOIP in Brazil; money remitters such as Western Union; the use of cash, which is often preferred in Latin America; and offline funding alternatives such as cash deposit and money transmission services. Some of these services may operate at lower commission rates than MercadoPago’s current rates and, accordingly, we are subject to market pressures with respect to the commissions we charge for MercadoPago services.

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

We continue to expand MercadoPago’s services internationally. We have no experience with the online payment solution in Costa Rica, the Dominican Republic, Ecuador, Panama, Peru, Portugal or Uruguay. The introduction of MercadoPago in certain new markets we may require a close commercial relationship with one or more local banks. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.

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

General adverse economic conditions, including the possibility of recessionary conditions in the countries in which we operate or Latin America generally or a worldwide economic slowdown, would adversely impact our operating results and business. If the current weakness in the global economy persists or worsens, or the present global economic uncertainties continue to persist, many of our users, may delay or reduce their purchases of goods on the MercadoLibre Marketplace, which would reduce our revenues and have a material adverse impact on our business. Furthermore, future changes in trends could result in a material impact to future consolidated statements of income and cash flows.

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

In each of Brazil, Argentina and Mexico, we offer users the ability to pay for goods purchased in installments using MercadoPago. In 2013, 2012 and 2011, installment payments represented 52.2%, 48.3% and 52.5%, respectively, of MercadoPago’s total payment volume. To facilitate the offer of the installment payment feature, we pay interest to credit card processors and issuer banks in Mexico and Argentina and we pay interest to advance credit card coupons in Brazil. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.

MercadoPago pays significant transaction fees when senders fund payment transactions using credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 79.5%, 76.6% and 76.0% of MercadoPago’s payment volume using credit cards during 2013, 2012 and 2011, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us. Also, in Brazil, Mexico and Argentina, senders may prefer to pay by credit card without using installments to avoid the associated financial costs resulting in lower revenues to us.

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

Recently approved legislation in Brazil relating to certain payment processing functions carried out by non-financial institutions, require, among other things, our MercadoPago operations to secure authorization from the Brazilian Central Bank to continuing its operations and may limit our services, any of which could have a material adverse effect on our business and results of operations.

On May 17, 2013, the Brazilian government issued Medida Provisoria 615/13, or the Provisional Measure, which granted to the Brazilian Central Bank powers of regulation and supervision of certain payment processing functions carried out by certain non-financial institutions in Brazil. This regulation covers a wide variety of issues, including, among other things, rules related to authorization requirements for certain payment processing functions by non-financial institutions, penalties for non-compliance, the promotion of financial inclusion, the reduction of systemic, operational and credit risks, reporting obligations and governance. The Provisional Measure was approved by Congress as Law No. 12,865 on October 9, 2013. On November 4, 2013 the Brazilian Central Bank published certain rules relating to this law, covering among other issues, its powers of supervision and oversight of certain payment institutions and processing and payment functions carried out by certain non-financial institutions in Brazil.

As approved and regulated by the Brazilian Central Bank, our MercadoPago business in Brazil will be subject to Law No. 12,865. The law imposes payment institutions to request authorization until August 2014 and payment means until November 2014, therefore our Mercado Pago operation should request both authorizations until August 2014. The law also establishes certain requisites related to our services and operations. To comply with the Law, we shall implement certain changes to our operations and systems which will require us to incur in greater expenses and devote more resources related to areas to be developed and/or updated.

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

A rise in our Shipping costs may negatively affect our MercadoEnvios Shipping transaction volume.

In Brazil and Argentina, we offer users our MercadoEnvios Shipping service through integration with local carriers. To achieve economies of scale, driving down shipping costs and eliminating friction for buyers and sellers, we pay to the local carriers the shipping costs and transfer those costs to our customers. If shipping costs increase, we may have to raise our shipping fees we charge to users which would likely have a negative effect on MercadoEnvios’s shipping volume.

We rely on local carriers to develop our Shipping service and changes to our shipping fees, rules or practices may adversely affect our business.

Because MercadoEnvios is not a carrier, we must rely on local carriers in Brazil and Argentina to deliver items; we must pay a fee for this service and transfer those fees to our customers. From time to time, local carriers may increase their fees that they charge for each transaction. If we cannot transfer these increased fees to our customers, the increase in operating costs of MercadoEnvios, could generate net losses in our MercadoEnvios operations.

In addition, the failure of the Shipping providers with which we conduct business may have a material adverse effect on our Shipping service, operating results, and financial condition. As a result, we could lose our ability to provide shipping services to our customers.

We could be subject to liability and forced to change our MercadoEnvios business practices if we were found to be subject to or in violation of any laws or regulations governing shipping in the countries where we operate; or if new legislation regarding this service were enacted in the countries where MercadoEnvios operates.

A number of jurisdictions where we operate have enacted legislation regulating shipping service. We believe we do not require a license under the existing statutes of Argentina and Brasil to operate MercadoEnvios with its current agency-based structure. If our operation of MercadoEnvios were found to be in violation of shipping services laws or regulations, or engaged in an unauthorized shipping business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a postal or shipping entity. Any change to our MercadoEnvios business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoEnvios business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

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

A number of parties provide beneficial services to us or to our users. These services include the hosting of our servers, our shipping providers and the postal and payments infrastructures that allow users to deliver and pay for the goods and services traded amongst themselves, in addition to paying their MercadoLibre Marketplace bills. Financial, regulatory, or other problems that might prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, which would harm our business. Any security breach at one of these companies could also affect our customers and harm our business.

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

We intend to continue to acquire businesses, technologies, services or products, as we have done in the past with our acquisitions of iBazar, Lokau, DeRemate, CMG, AutoPlaza and Neosur, which we believe are strategic, if an appropriate opportunity presents itself. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.

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

Our direct competitors include various online sales and auction services, including MasOportunidades.com, OLX.com and Alamaula.com in Argentina, and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online e-commerce services, such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of bricks and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, OLX, QueBarato and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro, located throughout Latin America. In addition, we compete with online communities that specialize in classified advertisements. Although no regional competitor exists in the classified market, local players such as Webmotors, VivaStreet and Zap have important positions in certain markets.

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

We conduct significant operations in Venezuela, offering both our MercadoLibre Marketplace and MercadoPago online payments solution, and have 143 employees who work in the country at December 31, 2013. For the year ended December 31, 2013, 17.9% of our consolidated net revenues and 18.8% of our consolidated net assets are derived from our Venezuelan subsidiaries, while 9.8% of our consolidated cash and investments are held in local Venezuelan currency by our Venezuelan subsidiaries. The political and economic conditions in Venezuela are very unstable, with economy considered hyperinflationary under U.S. GAAP since 2010, so we cannot predict the impact of any future political and economic events on our business. We cannot predict the economic and regulatory impact of the Venezuelan government’s initiatives, including whether it will extend nationalization to e-commerce or other businesses, implement further price or profit controls or further restrict our ability to obtain or distribute U.S. dollars, all of which could impact our business and our results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our website or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.

In recent years, Venezuela has suffered severe electricity shortages that prompted the Venezuelan government to declare an energy emergency. This situation could impact the operation of our automobile classifieds points of sale in Venezuela as well as our Venezuelan users’ ability to access the Internet, either of which could have a material adverse impact on our business.

During November 2013, the Venezuelan Government, established a maximum of BF$ 250 Bolivares Fuertes per square meter for properties leased for the development of commercial, industrial or production activities, and prohibiting leases in foreign currencies and changes to lease prices during the term of the contract.

In addition, the Venezuelan government has imposed foreign exchange and price controls on the local currency in recent years. These foreign exchange controls increase our costs and significantly limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. In fact, since the Venezuelan government´s devaluation in February 2013, we have been unable to obtain U.S. dollars through the auction process established by government and we do not know when or if we will be able to obtain U.S. dollars through such a process in the future. As a result, the foreign exchange and price controls enacted in recent years by the Venezuelan government, and by future actions in this regard, could have a material adverse effect on our Venezuelan customers and our business, financial condition and results of operations. Moreover, we cannot predict the long-term effects of exchange controls on our ability to process payments from Venezuelan customers or on the Venezuelan economy in general.

As of December 31, 2009, Venezuela had an official exchange rate which was 2.15 “Bolivares Fuertes” per U.S. dollar and a parallel exchange rate that was 6.05 “Bolivares Fuertes” per U.S. dollar. On January 8, 2010, the Venezuelan government announced that the fixed official rate of 2.15 “Bolivares Fuertes” per U.S. dollar would be changed to a dual system that included a rate of 2.6 Bolivares Fuertes per U.S. dollar for food and heavy machine importers and a rate of 4.3 Bolivares Fuertes per U.S. dollar for all others.

Starting in the fourth quarter of 2009, as a result of the changes in facts and circumstances that affected our ability to convert currency for dividends remittances using the official exchange rate in Venezuela, our Venezuelan subsidiaries´ assets, liabilities, income and expense accounts were translated using the parallel exchange rate.

Until May 13, 2010, the only way by which U.S. dollars could be purchased outside the official currency market was using an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars. This mechanism for transactions in certain securities created an indirect “parallel” foreign currency exchange market in Venezuela that enabled entities to obtain foreign currency through financial brokers without going through CADIVI. Although the parallel exchange rate was higher, and accordingly less beneficial than the official exchange rate, some entities used the “parallel” market to exchange currency due to CADIVI’s frequent failure to approve exchange transactions in a timely manner. Until May 13, 2010, our Venezuelan subsidiaries used this mechanism to buy U.S. dollars and accordingly, we used the parallel average exchange rate to re-measure those foreign currency transactions for purposes of our financial statements.

However, on May 14, 2010, the Venezuelan government enacted reforms to its exchange regulations and closed down the parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Central Bank of Venezuela (the “BCV”) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market. Trading of foreign currencies was re-opened as a regulated market on June 9, 2010 with the BCV as the only institution through which foreign currency-denominated transactions could be brokered.

As a consequence of this new system and termination of the parallel exchange market commencing on June 9, 2010, we transitioned from the parallel exchange rate to the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which was 5.27 Bolivares Fuertes per U.S. dollar as of June 9, 2010.

On February 8, 2013, the Venezuelan Government, through Foreign Exchange Agreement No. 14, devalued as from February 9, 2013, the official exchange rate to 6.3 Bolivares Fuertes per U.S. dollar.

In addition, on February 8, 2013, the Venezuelan Government, through Decree No. 9381, has created the Organo Superior para la Optimización del Sistema Cambiario , which is a committee that would have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV eliminated the SITME, which was the former system that allowed companies limited access to foreign currencies for payments to foreign suppliers. The elimination of the SITME and devaluation of the official exchange rate required re-measurement of our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. The effect of using the devalued official rate of 6.3 Bolivares Fuertes per U.S. dollar instead of the SITME rate generated a foreign currency loss amounted to approximately $6.4 million in the first quarter of 2013.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which acts jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI) to design, plan and execute the government´s foreign exchange policies. In order to operate within this new system, a company needs to register with the Registro Automatizado (Automatized Register, or “RUSAD”). The acquisition of foreign currencies under this new system is permitted for making payments to foreign suppliers and is organized under an auction process, where the minimum exchange rate to be offered is 6.30 Bolivares Fuertes per U.S. dollar. Since its initial implementation, we have been unable to access the auction process and there is no information available on the details or planned frequency of the SICAD mechanism.

More recently, in December 2013, the Venezuelan regulation that created the SICAD mechanism was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD auctions. The published rate from the week of December 23, 2013 to January 14, 2014 was 11.3BsF/US$. The published rate from January 15, 2014 to February 14, 2014 was 11.36BsF/US$. At the date of this report, the published rate is 11.80 BsF/US$.

On January 23, 2014, the Exchange Agreement number 25 was published in the Special Official Gazzette Number 6,122, providing that, since January 24, 2014, the exchange rate applicable to foreign currency sales for certain transactions such as, but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance, which will be the exchange rate from the most recent auction conducted by the SICAD and published on its website.

For accounting purposes, Venezuela was designated as a highly inflationary economy beginning January 1, 2010 because the three-year cumulative blended inflation rate exceeded 100%. For this reason, as from that date, we are required to account for the operations of our Venezuelan subsidiaries using the functional currency of MercadoLibre, Inc., which is the U.S. dollar, rather than the Bolivares Fuertes as the functional currency. Because there is no parallel exchange market in Venezuela as of December 31, 2013, we were required under U.S. GAAP to translate our Venezuelan subsidiaries non-U.S. dollar denominated monetary assets and liabilities by using the official exchange rate of 6.3 Bolivares Fuertes per U.S. Dollar. As a consequence that the exchange rate that would be used from January 2014 (the SICAD rate, which amounts currently to 11.8BsF/USD), we will experience a significant decrease in our Venezuelan Subsidiary’s revenues, expenses and net asset position. Any of these situations would have an adverse impact on our results of operations and earnings and we cannot assure you that the impact would not be material.

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

Pending legislation in Venezuela that would limit the maximum sale price that a seller could receive in connection with the sale of an automobile on our MercadoLibre Marketplace in Venezuela, could have a material adverse impact on our Venezuelan business and results of operations.

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

On December 2013, the Decree N° 625 was published on the Official Gazette N° 6,117, which established a new set of rules regarding among others, the production and prices of motor vehicles assembled and sold in Venezuela. According to this Decree, the sale price of used cars should not exceed the sale price of new cars established by the government and the vehicles assembly companies. The Government and the vehicles assembly companies had to establish the prices of the new vehicles within twenty days after the publication of the Decree, however as of the date of this report, they have not been published yet.

Legislation in Venezuela that limits the maximum profit percentage regarding the sale of goods and services could have an adverse impact on our Venezuelan business and results of operations.

The Decree of Fair Prices was published in the Official Gazette N° 40,340 dated January 23, 2014 which establishes a maximum profit margin of 30% of the cost structure of good or service sold in each participant in the commercialization chain. The Decree expresses that its purpose is to assure the development of the national economy by determining fair prices of goods and services, through the analysis of cost structures, setting of the maximum profit percentage, and the effective auditing of the economic and commercial activity in Venezuela. The determination, modification, and control of prices will be under the scope of the National Superintendence for Defense of Socioeconomic Rights (SUNDDE).

The Decree establishes different penalties ranging between 1 and 14 years of imprisonment, or expropriation, adoption of measures as temporary occupation and/or seizure of goods. The SUNDDE may impose fines ranging from 200 Tax Units to 50,000 Tax Units; temporarily suspend the Single Registry of Persons that Develop Economic Activities (RUPDAE) from 3 months to 10 years; issue measures of temporary occupation with intervention of warehouses, storehouses, industries, commercial establishments, transport of goods, for up to 180 days; temporarily shut down warehouses, storehouses or establishments used for commerce, preservation, storage, production, or processing of goods for up to 180 days, or close them down; confiscate goods; revoke licenses, permits, or authorizations and, specially, those related to the access to foreign currency.

As a consequence, and depending on how the decree is finally implemented, we may experience a significant decrease in our Venezuelan subsidiary´s revenues, results of operations and earnings and we cannot assure you that the impact would not be material. Finally, our Venezuelan subsidiaries could generate net loss in the near future.

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

The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 94.4%, 93.6% and 93.6% of our net revenues for 2013, 2012 and 2011, respectively, have experienced volatility in the past, particularly against the U.S. dollar. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account, or are expected to account, for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to very high inflation initially, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. Since 2011, the Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local

Exchange Market (“Mercado Unico Libre de Cambios” or “MULC”), which is the only market where exchange transactions may be lawfully made. Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. Recently, Venezuela has modified its exchange control regulations. These modified regulations have further impaired our ability to convert local currency into U.S. dollars, see “Risk related to doing business in Latin America—Political and economic conditions in Venezuela may have an adverse impact on our operations” above.

Our reporting currency is the U.S. dollar but our revenues are generated in the currencies of each country where we operate. Therefore, if the U.S. dollar strengthens relative to these foreign currencies (i.e. the foreign currencies devaluate against the U.S. dollar), the economic value of our revenues in U.S. dollar terms will decline.

We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina, Mexico and Venezuela, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2013, 43.7% of our net revenues were denominated in Brazilian Reais, 25.8% in Argentine Pesos, 17.9% in Venezuelan Bolivares Fuertes, and 6.9% in Mexican Pesos. The foreign currency exchange rates for the full year 2013 relative to 2012 resulted in lower net revenues of approximately $60.9 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $39.6 million. The foreign currency exchange rates for the full year 2012 relative to 2011 resulted in higher net revenues of approximately $41.6 million and an increase in aggregate cost of net revenues and operating expenses of approximately $30.1 million. The abovementioned foreign currency exchange rate effect includes the Venezuelan translation effect discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates—Foreign Currency Translation”. While we have entered in the past into transactions to hedge portions of our foreign currency translation exposure, these are expensive, and in addition it is very difficult to perfectly predict or completely eliminate the effects of this exposure. Should the U.S. dollar strengthen relative to the foreign currencies in which we operate, particularly Argentina and Venezuela, our net revenues, operating expenses, and net income will decrease and such decrease may be significant.

Exchange controls implemented by the Argentine Government on the acquisition of U.S. dollars and other foreign currencies could have a material adverse impact on our operations, business, financial condition and results of operations

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the MULC, which is the only market where exchange transactions may be lawfully made. Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina.

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

If we fail to qualify under a new Argentine software development law that provides for a tax rate that is lower than the statutory rate in Argentina, our earnings may be negatively impacted.

Our Argentine subsidiary currently benefits from a tax holiday which grants such subsidiary relief from 60% of total income tax determined in each year. Mainly for that reason, our Argentine subsidiary’s effective income tax rate for the twelve-month period ended December 31, 2013 and 2012 was 17.7% and 14.9%, respectively, which is significantly lower than the local statutory rate of 35%. This current tax holiday is scheduled to expire in 2014.

On August 17, 2011, the Argentine government issued a new software development law, which, among other things, would extend our tax holiday for an additional five year period to 2019 and would provide certain other benefits. Under the new software development law, it is likely that our Argentine operation would be taxed at a higher effective income tax rate than we are subject to under the current tax holiday, though still below the statutory rate. On September 9, 2013, a regulatory decree was issued establishing new requirements to become a beneficiary of the new software development law. The new decree established compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to qualify for relief under the new software development law. On February 19, 2014, the Argentine industry secretary responsible for establishing the qualifying process under the new software development law issued a resolution that established the mechanism to apply for relief under the new law.

We intend to apply for the relief and other benefits under the new software development law in 2014, but there can be no assurance that we will qualify or what level of tax relief we might obtain if we do qualify under the new software development law. In addition, even if we do qualify for the benefits provided under the new law, we could lose the benefits from the current software development law in 2014. In the event we fail to qualify for relief under the new law in 2014, because the current tax holiday is scheduled to expire this year, our effective income tax rate in Argentina could increase to the statutory rate of 35%.

Moreover, in the event we are unable to obtain approval for relief under the new software development law until 2015 due to governmental delays, we may be subject to the statutory tax rate of 35% for 2014 and/or 2015. In the event our Argentine operations are taxed at the statutory rate in 2014 or future years, our earnings will be negatively impacted.

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

Certain stockholders own a significant percentage of our common stock. As of December 31, 2013, eBay owned approximately 8.1 million shares of our common stock (which represents 18.4% of our outstanding common stock as of December 31, 2013). Certain members and certain entities affiliated with family members of our management also hold a significant percentage of our common stock. These stockholders retain the power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders. The interests of these stockholders may conflict with, or differ from, the interests of other holders of our common stock. For example, these stockholders could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock, sell revenue-generating assets or inhibit change of control transactions that benefit other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a substantial number of shares of our common stock, they will significantly influence all our corporate decisions and together with other stockholders may be able to effect or inhibit changes in control of our Company.

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

During 2013, the Company paid quarterly dividends on shares of our common stock throughout the year. Although the Company announced its intention to pay regular quarterly dividends on shares of our common stock in the future, we have not established a minimum dividend payment level and our ability to pay dividends in the future may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends, if any, or to grow our dividends over time.

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

Our principal administrative, marketing and product development facilities are located in our offices in Bogotá, Colombia; Buenos Aires, Córdoba and San Luis, Argentina; Santana do Parnaíba, Brazil; Caracas and Valencia, Venezuela; Mexico City, Mexico; Aguada Park, Uruguay. Currently, all of our offices are occupied under lease agreements, except for our Argentine and Venezuelan offices. The leases for our facilities provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth. The following table shows the location of our offices and centers, and the expiration date of the leases under which they operate.

City and Country	Facility	Address	Approximate Square Meters		Lease Expiration Date

Bogotá, Colombia	TuCarro Colombia operation	Transversal 23 N° 97-73, Piso 4°, Oficina 405, Bogotá D.C., Colombia	622		January 2017

Bogotá, Colombia	Colombia operation	Transversal 23 N° 97-73, Piso 4°, Oficina 405, Bogotá D.C., Colombia	622	(1)	January 2017

Bogotá, Colombia	TuCarro Colombia operation	Carrera 43A No. 1 sur — 100 Oficina 1104 Medellín, Colombia	36	(2)	February 2016

Buenos Aires, Argentina	Corporate headquarters, Argentina operation	Arias 3751 pisos 5°, 6°, 7°, 8°, 9°, Buenos Aires, 1430 — Argentina	5,340		N/A

Buenos Aires, Argentina	Corporate headquarters, Argentina operation	Libertador 77 pisos 16°, 17°, 18°, Vicente López, Buenos Aires, Argentina	3,865		N/A

Buenos Aires, Argentina	Customer service center	Av. Costanera Rafael Obligado y Geronimo Salguero, Buenos Aires, Argentina	1,842	(1)	January 2015

Caracas, Venezuela	Venezuela operation	Planta 6 (nivel 8) del Edificio Torre La Castellana, situado entre las Avenidas Eugenio Mendoza y José Ángel Lamas, Urbanización La Castellana, Municipio Chacao del Estado Bolivariano de Miranda. 1060.	992		N/A

Valencia, Venezuela	TuCarro Venezuela operation	Av. Cementerio, CC Cristal, Torre Cristal (Torre empresarial), piso 4, oficina 4-7, Valencia, Edo. Carabobo, Venezuela.	73		N/A

Caracas, Venezuela	Property on operating lease	Planta Oficina Nivel Doce (12) del Edificio Bancaracas, situado entre las Avenidas Principal de la Urbanización La Castellana, Avenida San Felipe y Segunda Transversal de la citada urbanización, Municipio Chacao del Estado Bolivariano de Miranda. 1060.	943,64		N/A

Caracas, Venezuela	Property on operating lease	Av. Blandín, Centro San Ignacio, oficinas TO-P7-06, TO-P7-09, TO-P8-01, TO-P8-02, TO-P8-03, TO-P8-04, TO-P8-05, TO-P8-06, TO-P8-09 y TO-P8-10, ubicados en los pisos siete (07) y ocho (08) de la Torre Copérnico, Urbanización La Castellana, Municipio Chacao del Estado Bolivariano de Miranda. 1060.	1.367,48		N/A

Córdoba, Argentina	Technology Development center	Av. La Voz del Interior 7000, Córdoba, Argentina	1,095.47	(3)	June, 2016

Córdoba, Argentina	Technology Development center	Av. La Voz del Interior 7000, Córdoba, Argentina	516	(3)	February, 2014

Córdoba, Argentina	Technology Development center	Parque Empresarial Aeropuerto	266		N/A

Lithia Springs, Georgia, U.S.A.	SAVVIS Data Center	375 Riverside Parkway Lithia Springs, Georgia 30122,	36		December 2014

Mexico City, Mexico	Mexico operation	Félix Cuevas No. 6 Int. 501 Col. Tlacoquemecatl del Valle, Delegación Benito Juarez, CP 03200 Mexico DF., Mexico	562		May 2016

Sterling, Virginia, U.S.A.	SAVVIS Data Center	45901 Nokes Blvd. Sterling, Virginia 20166	253		December 2014

San Luis, Argentina	Technology Development center	Av. Universitaria s/n, Ciudad de la Punta, San Luis, Argentina	794	(2)	December 2014

Santana do Parnaíba, Brazil	Brazilian Subsidiary main office — Customer service center	Avenida Marte, 489 — Andar Térreo, 1°, 2° andar — Partes A e B Cep 06541-005 — Santana de Parnaíba, São Paulo, Brazil	4,090	(1)	July 2014

Sterling, Virginia, U.S.A.	SAVVIS Data Center	21110 Ridgetop Circle Sterling, Virginia	160		December 2014

Aguada Park, Uruguay	Uruguay operation. Customer service center	Edificio1, Zona Franca, Pisos19 y 20, Oficinas1901 y 2001, Aguada Park, Montevideo, Uruguay	1,672		October 2021

(1)	This surface includes the area of the office leased and parking spaces.
(2)	This surface corresponds to the area of the office leased and it does not include any parking spaces.
(3)	This surface includes exclusive and common areas.

ITEM 3.	LEGAL PROCEEDINGS

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

As of December 31, 2013, our total reserves for proceeding-related contingencies were approximately $3.3 million to cover legal actions against the Company where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

As of December 31, 2013, there were 624 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of December 31, 2013, there were 3,149 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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

Litigation

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the 29th Civil Court of the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.5 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. Vintage appealed the decision of the State Court of Appeals of the State of São Paulo to the Brazilian Federal Superior Court of Justice. As of December 31, 2013, the decision on the appeal regarding our subsidiary’s lack of responsibility was still pending on the Superior Court, therefore, the preliminary injunction is still enforceable. In the opinion of the Company and its legal counsel, as of December 31, 2013, the amount of $3.5 million was not reserved since, $3.1 million was considered remote and $0.4 million was considered reasonably possible but not probable.

On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued MercadoLivre in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on MercadoLivre’s platform, and as such MercadoLivre is infringing her intellectual and property rights. Xuxa seeks an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers of copies of this CD and movie was granted to Xuxa. MercadoLivre presented its defense and appealed the injunction, which appeal is still pending before the Brazilian Federal Superior Court of Justice. As of December 31, 2013 the lower court’s ruling was still pending.

On August 23, 2007, Serasa S.A., (or “Serasa”), sued MercadoLivre in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that MercadoLivre should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering MercadoLivre (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) to prohibit on the website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, MercadoLivre presented the information requested. The Company appealed the preliminary injunction to the State

Court of São Paulo and presented the defense on January 7, 2008. Serasa replied to MercadoLivre’s appeal on January 30, 2008. On March 26, 2008, MercadoLivre was summoned with a petition presented by Serasa alleging non-compliance with the injunction. MercadoLivre presented its response on March 31, 2008, arguing that it is in full compliance with the injunction. On August 26, 2008 the State Court of São Paulo lifted the prohibition to allow in the Brazilian website any content related to Serasa as established in the injunction but it was not appealed by the plaintiff. On June 5, 2009 the judge declared that MercadoLivre shall not be held liable for the content posted by its users. Nonetheless, the sentence ordered MercadoLivre to remove certain contents related to the plaintiff. Serasa filed a motion for clarification of that decision, which was rejected by the judge. In July 2009, Serasa presented an appeal to the higher court. In August 2009 MercadoLivre presented the response to the appeal. As of the date of this report, the State Court of Appeals’ ruling is still pending.

On November 23, 2007 Botelho Indústria e Distribuição Cinematográfica Ltda., (or “Botelho”), sued MercadoLivre in the Third Civil Court of the City of Rio de Janeiro, State of Rio de Janeiro, Brazil. Botelho alleged that MercadoLivre was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses through the Brazilian website. Botelho seeks an injunction, fines, and compensatory and statutory damages, which was not yet analyzed by the judge. In February 2008, MercadoLivre presented arguments to give the judge support and background to analyze the requested injunction. The Company presented its defense on March 5, 2008. A conciliation and settlement hearing was held on September 29, 2008, but no settlement was reached. On September 19, 2012, the Lower Court Judge ruled in favor of MercadoLivre and dismissed the claims against MercadoLivre. Botelho appealed the decision on December 11, 2012. As of December 31, 2013, the Rio de Janeiro State Court of Appeals’ ruling was still pending. In the opinion of the MercadoLivre’s management and its legal counsel the risk of loss is reasonably possible but not probable.

On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, (or “Iglesia Mesianica”), filed a suit against the Company’s Argentine subsidiary, MercadoLibre S.A. (which changed its name legal to MercadoLibre S.R.L.) (or “MercadoLibre”), in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. Iglesia Mesianica alleged in the complaint that MercadoLibre should be held liable as a result of users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of MercadoLibre’s website. Iglesia Mesianica seeks monetary damages in the amount of approximately $95,000. The Company presented its defense in May 2008 and also filed a preliminary objection arguing the lack of jurisdiction of the Civil Court and requested that the case should be heard by a Federal Court instead. Iglesia Mesianica responded to the preliminary objection and the court rejected it in September 2010. On November 30, 2011, the court decided to begin with the evidence stage, and ordered the production of the parties’ evidence. As of the date of this annual report, according to the opinion of external legal counsel of the Company, the risk of loss of this case is remote.

On February 22, 2008, Nike International Ltd., (or “Nike”), requested a preliminary injunction against the Company’s Argentine subsidiary DeRemate.com de Argentina S.A. (or “DeRemate”), in the Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike alleged that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted in February 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. DeRemate appealed the decision. In November 2008, the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow on the website of DeRemate any listing related to Nike branded products subject to our requesting certain personal information from users listing those items. On March 25, 2008 Nike sued DeRemate in the same venue, for the same reasons argued in the request preliminary injunction. DeRemate presented its defense on September 11, 2009. The court’s ruling is still pending. As of the date of this report, according to the opinion of external legal counsel of DeRemate, the risk of loss in this case is remote.

On July 25, 2008, Nike requested a preliminary injunction against the Argentine subsidiary MercadoLibre in the First Civil and Commercial Federal Court, Argentina. The Company was officially notified on August 14, 2008. Nike requested the injunction alleging that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeit Nike branded products through MercadoLibre’s website. A preliminary injunction was granted on August 11, 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. MercadoLibre appealed the decision on August 22, 2008. On March 23, 2009 the Federal Court of Appeals on Civil and Commercial Matters, lifted the prohibition to allow in the Argentine website any listing related to Nike branded products subject to our requesting certain personal information from users willing to list those items. On May 22, 2009, MercadoLibre was summoned about a lawsuit file by Nike against the Argentine subsidiary in the same venue, for the same reasons argued in the request preliminary injunction. On May 27, 2009 MercadoLibre presented a preliminary objection requesting that Nike deposit as a security bond for costs. The court established that a bond for costs of approximately $3,500 should be deposited by Nike and both parties appealed this amount which was confirmed by the same Federal Court of Appeals. MercadoLibre presented its defense on April 21, 2010. As of the date of this report, according to the opinion of external legal counsel of MercadoLibre, the risk of loss in this case is remote.

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries in the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000 per day. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief to the State Court of Appeals of São Paulo on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On March 23, 2011, the Company’s appeal regarding the injunction granted to Citizen was ruled in favor of the Brazilian subsidiaries. On May 4, 2011, Citizen presented a motion to clarify the decision but it was dismissed on March 14, 2012. On May 28, 2012, the Plaintiff filed a special recourse related to the injunction relief to the State Court of Appeals, and the Brazilian subsidiaries presented their defense on August 16, 2012 which was not admitted. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. On January 9, 2013, Citizen presented a motion to request the appeal to be ruled by the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). On March 1, 2013, the Company presented its response to that appeal. On August 27, 2013, the Brazilian Superior Court of Justice ruled against Citizen’s appeal. The Superior Court of Justice ruled that the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users and that they should comply with the “notice and take down” procedure it already have in place. On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. As of December 31, 2013, the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel, the risk of loss is reasonably possible but not probable.

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009, the Company presented a recourse to the lower court, which was not granted. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. As of December 31, 2013, the decision on the appeal was still pending. In the opinion of our management and its legal counsel the risk of loss is reasonably possible.

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judges ruled in favor of the Company and dismissed the claim against us. The Public Prosecutor appealed the decision and the Company presented its defense and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and we presented our response on July 2, 2013. As of December 31, 2013, the Brazilian Superior Court of Justice ruling was still pending. In the opinion of the Company’s management and its legal counsel, the risk of loss is remote.

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of this report, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 10.4 million or $4.4 million, according to the exchange rate at December 31, 2013, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of December 31, 2013, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

In September 2012, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. In January 2005 the Company moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore the Company believes that has strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company´s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$ 41 million, or $17.5 million, according to the exchange rate at December 31, 2013. On January 28, 2014, São Paulo Municipal Council was summoned and as of the date of this report São Paulo Municipal Council had not presented its defense. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

In January 2005, the Brazilian subsidiary moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore we believe we have strong defenses to the claims of the São Paulo authorities with respect to these periods. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for these claims for the period from 2005 through 2010.

On September 2, 2011, the Brazilian Federal tax authority have asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $2.2 million, according to the exchange rate at December 31, 2013. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. We expect to appeal the decision to the Superior Administrative Court of Tax Appeals after we are summoned. The Company’s management and its legal counsel believe that the risk of loss is henceforth possible, but not probable, and as a result, MercadoLivre has not reserved any provisions for this claim.

On August 23, 2012, the tax authority of the City of Buenos Aires, Argentina has asserted taxes and fines against MercadoLibre, relating to the Sales Tax for the period 2007-2011 in an approximate amount of AR$3.45 million or $0.5 million, according to the exchange rate as of December 31, 2013. On September 13, 2011 the Company presented administrative recourses against the tax authorities’ claim. On October 29, 2013, the tax authority of the City of Buenos Aires confirmed the taxes and fines asserted against the Argentine subsidiary which was appealed by the Company on November 28, 2013. The Company’s management and its legal counsel believe that the risk of loss is possible but not probable, and as a result, the Company has not reserved any provisions for this claim.

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. As of the date of this report the Company’s defense and appeal against the preliminary injunction was not presented. In the opinion of the Company’s management the risk of losing the case is reasonably possible, but not probable.

Intellectual Property Claims

In the past third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A. Risk factors—Risks related to our business—We could face legal and financial liability for the sale of items that infringe on the intellectual property and distribution rights of others and for information disseminated on the MercadoLibre Marketplace”.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2013, the closing price of our common stock was $107.79 per share. As of February 21, 2014, we had approximately 21 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Market:

	High	Low

2012:

1st quarter	$104.50	$77.48

2nd quarter	$101.72	$65.57

3rd quarter	$90.91	$64.18

4th quarter	$92.67	$69.73

2013:

1st quarter	$96.73	$79.81

2nd quarter	$128.46	$90.04

3rd quarter	$137.60	$104.30

4th quarter	$145.99	$99.07

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2013.

Dividend Policy

In each of February, May, August and October of 2011, our Board of Directors declared quarterly cash dividends of $3.5 million (or $0.08 per share on our outstanding shares of common stock). The dividends were payable on April 15, July 15, October 15, 2011 and January 17, 2012 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 30, 2011, respectively.

In each of February, May, August and October of 2012, our Board of Directors declared quarterly cash dividends of $4.8 million (or $0.109 per share on our outstanding shares of common stock). The dividends were paid on April 16, July 16, October 15, 2012 and January 17, 2013 to stockholders of record as of the close of business on March 30, June 29, September 28, and December 31, 2012.

In each of February, April, July and October of 2013, our Board of Directors declared quarterly cash dividends of $6.3 million (or $0.143 per share on our outstanding shares of common stock). The dividends were paid on April 15, July 15, October 15, 2013 and January 15, 2014 to stockholders of record as of the close of business on March 29, June 28, September 30, and December 31, 2013.

On February 27, 2014, our board of directors declared a quarterly cash dividend of $7.3 million (or $0.166 per share on our outstanding shares of common stock). The dividend is payable on April 15, 2014 to stockholders of record as of the close of business on March 31, 2014.

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

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2013 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on August 10, 2007 (the first day of trading of our common stock on the Nasdaq Stock Exchange) through December 31, 2013 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance:

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

	Years ended December 31,
(in millions)	2013	2012	2011	2010	2009
Statement of income data:
Net revenues	$472.6	$373.6	$298.9	$216.7	$172.8
Cost of net revenues	(130.1)	(98.1)	(72.1)	(46.5)	(36.0)

Gross profit	342.5	275.5	226.9	170.2	136.9

Operating expenses:
Product and technology development	(40.9)	(28.6)	(23.3)	(15.9)	(12.1)
Sales and marketing	(90.5)	(72.0)	(65.0)	(48.9)	(42.9)
General and administrative	(57.6)	(45.2)	(38.8)	(30.8)	(25.8)

Total operating expenses	(189.0)	(145.9)	(127.1)	(95.6)	(80.9)

Income from operations	153.5	129.6	99.8	74.6	56.0

Other income (expenses):
Interest income and other financial gains	10.7	11.9	9.9	4.9	2.7
Interest expense and other financial charges	(2.4)	(1.1)	(3.6)	(7.6)	(13.4)
Foreign currency gain / (loss)	1.3	—	2.4	(0.1)	(2.7)
Other income (expenses), net	—	(0.2)	0.1	—	—

Net income before income / asset tax	163.1	140.2	108.5	71.9	42.7

Income / asset tax (expense)	(45.6)	(38.9)	(31.7)	(15.8)	(9.5)

Net income	$117.5	$101.3	$76.8	$56.0	$33.2

Less: Net Income attributable to Noncontrolling	—	0.1	—	—	—

Net income available to common shareholders	$117.5	$101.2	$76.8	$56.0	$33.2

The table above may not total due to rounding.

	At December 31,
(in millions)	2013	2012	2011	2010	2009
Balance sheet data:
Total assets	$592.4	$478.7	$355.9	$269.7	$182.6
Long term debt	2.5	0.1	0.1	0.2	—
Total liabilities	244.9	184.9	132.8	98.0	68.4
Net assets	347.5	293.8	223.1	171.7	114.2

Redeemable Noncontrolling interest	4.0	4.0	4.0	—	—

Common stock	0.1	0.1	0.1	0.1	0.1
Equity	343.5	289.8	219.2	171.7	114.2

Cash dividend declared per common share	$0.572	$0.436	$0.32	$—	$—

	Year Ended December 31,
	2013	2012	2011	2010	2009
Earnings per share data:
Basic net income available to common stockholders per common share	$2.66	$2.30	$1.73	$1.27	$0.75
Diluted net income per common share	$2.66	$2.30	$1.73	$1.27	$0.75
Weighted average shares (1):
Basic	44,152,600	44,147,861	44,138,397	44,124,018	44,086,892
Diluted	44,152,600	44,149,838	44,151,437	44,146,858	44,144,368

(1)	Shares outstanding at December 31, 2013 were 44,153,473.

	2013	2012	2011	2010	2009
(in millions)

Number of confirmed registered users at end of the period [1]	99.5	81.5	65.8	52.9	42.6

Number of confirmed new registered users during the period [2]	18.0	15.6	12.9	10.3	8.9

Gross merchandise volume [3]	7,305.3	5,703.9	4,820.1	3,405.9	2,750.7

Number of successful items sold [4]	83.0	67.4	52.8	39.2	29.5

Total payment volume [5]	2,497.7	1,786.7	1,311.9	697.5	382.5

Total payment transactions [6]	31.5	23.5	14.3	6.7	3.1

Capital expenditures	117.6	18.1	24.7	13.6	4.8

Depreciation and Amortization	11.9	8.9	7.3	4.9	3.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.

Non-GAAP Measures of Financial Performance

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP), MercadoLibre monitors free cash flows as a non-GAAP measure of certain components of financial performance.

This non-GAAP measure is not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with MercadoLibre’s results of operations as determined in accordance with GAAP. This measure should only be used to evaluate MercadoLibre’s results of operations in conjunction with the corresponding GAAP measures.

Reconciliation to the nearest GAAP measure can be found in the table included below, in this section.

Non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance and our prospects for the future. Specifically, we believe the non-GAAP measure provides useful information to both management and investors by excluding payment for the acquisition of property, equipment, intangible assets and businesses net of cash acquired, that may not be indicative of our core operating results and business outlook. In addition, because we report Free Cash Flows on our earnings release, we believe that the inclusion of this non-GAAP measure provides consistency in our financial reporting.

Free cash flow represents cash from operating activities less payment for the acquisition of property, equipment and intangible assets and businesses net of cash acquired. MercadoLibre considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of property and equipment, of intangible assets and of businesses net of cash acquired, which can then be used to, among other things, invest in MercadoLibre’s business, make strategic acquisitions, and repurchase stock. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the year.

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Years ended December 31,
(In millions)	2013	2012	2011

Net Cash provided by Operating Activities	$142.5	$139.9	$89.4
Payment for acquired business, net of cash acquired	(3.4)	—	(5.5)
Purchase of intangible assets	(0.5)	(1.4)	(0.3)
Purchase of property and equipment	(113.8)	(16.7)	(18.9)

Free Cash Flow	24.8	121.8	64.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the years ended December 31, 2011, 2012, and 2013;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

Through our online commerce platform, we provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community in Latin America, a region with a population of over 598 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

We offer our users an eco-system of six related e-commerce services: the MercadoLibre Marketplace, the MercadoLibre Classifieds Service, the MercadoPago payments solution, the MercadoLibre Advertising program, the MercadoShops on-line stores solution and the Mercado Envios shipping service.

The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list general merchandising items and conduct their sales and purchases online in either a fixed-price or auction-based format. Any Internet user in the countries in which we operate can browse through the various products that are listed on our website and register with MercadoLibre to list, bid for and purchase such items and services.

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

To close out our suite of e-commerce services, during 2013, we launched the MercadoEnvios shipping solution in Brazil and Argentina. Through this solution, we offer cost efficient integration with existing logistics and shipping carriers to sellers on our platforms. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers.

We were incorporated in Delaware in October 1999 and introduced websites in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Venezuela by April 2000. In order to build a critical mass of users, we initially offered our services free of charge in all of these markets.

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

In March 2013, we acquired the 100% of equity interest in an Argentine software development company located in the Province of Cordoba, Argentina. The objective of the acquisition was to enhance the capabilities of the Company in terms of software development. The aggregate purchase price for the business acquisition was $3.4 million.

Recent developments

Office building acquisition agreements

In April 2013, we acquired three floors or 3,918 square meters in a new office building located in Buenos Aires for a total amount of $18.5 million plus VAT. The price was paid in Argentine pesos.

In May 2013, we acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas for a total amount of $20.0 million or BF$126.0 million. The price was paid in Bolivares Fuertes.

In October 2013, we acquired an office property totaling 1,367 square meters, in Caracas, Venezuela. The purchase price of BF$328.2 million, or approximately $52.1 million, was paid in local currency. The Company’s Venezuelan subsidiary funded a portion of the purchase price with its own funds and the balance of approximately BF$85.1 million, or $13.5 million, pursuant to an unsecured line of credit. The unsecured line of credit has a 12-month term and was obtained from a Venezuelan bank at a fixed interest rate of 13% per annum. As of December 31, 2013, the balance of the loan amounted to approximately BF$80.1 million, or $12.7 million.

Venezuela foreign currency status

During December 2013, the Venezuelan regulation that created the SICAD mechanism was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD auctions. The published rate from the week of December 23, 2013 to January 14, 2014 was 11.3BsF/US$. The published rate from January 15, 2014 to February 14, 2014 was 11.36BsF/US$. At the date of this report, the published rate is 11.80 BsF/US$.

On January 23, 2014, the Exchange Agreement number 25 was published in the Special Official Gazzette Number 6,122, providing the exchange rate applicable to foreign currency sales for certain transactions such us but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance, which will be the exchange rate from the most recent auction conducted by the SICAD and published on its website.

As a result of the above described change in regulations, the Company will have to use the auction resulting SICAD exchange rate to re-measure the Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities from January 2014, which management estimates would result in a loss of approximately between $1.5 million and $ 2.5 million to be recorded in the first quarter of fiscal year 2014. Also, the use of the SICAD exchange rate from fiscal year 2014 implies that the Company’s revenues and costs will be re-measured using the auction resulting rate, which would vary from auction to auction.

On February 19, 2014, the Venezuelan Government issued Decree N° 798 which would allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered, by individuals and companies such as Petroleos de Venezuela, S.A. (the oil state-owned corporation of Venezuela), the Central Bank of Venezuela and other public entities authorized by the Ministry of Finance. The purchase/sale of foreign currency through this mechanism would be regulated by “Foreign Exchange Agreements” to be issued by the Government. At the date of issuance of this report, the regulatory decree that should establish the details of how such mechanism would work has not yet been issued.

Reporting Segments and Geographic information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Mexico, Venezuela and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and the United States of America (real estate classifieds in the State of Florida only). Although we discuss long-term trends in our business, it is our policy to not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our Company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short term tactics to grow stronger than us.

The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
(% of total consolidated net revenues) (*)	2013	2012	2011

Brazil	43.7%	48.1%	55.5%
Argentina	25.8	23.7	19.0
Venezuela	17.9	14.6	11.6
Mexico	6.9	7.2	7.5
Other Countries	5.6	6.4	6.4

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,		Change from 2012 to 2013 (*)		Year ended December 31,		Change from 2011 to 2012 (*)
	2013	2012	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Net Revenues:
Brazil	$206.4	$179.6	$26.8	14.9%	$179.6	$165.9	$13.7	8.3%
Argentina	122.1	88.5	33.6	38.0	88.5	56.7	31.8	56.1
Venezuela	84.6	54.7	29.9	54.7	54.7	34.8	19.8	57.0
Mexico	32.8	27.0	5.9	21.7	27.0	22.3	4.7	21.2
Other Countries	26.7	23.8	2.9	12.1	23.8	19.2	4.6	23.8

Total Net Revenues	$472.6	$373.6	$99.0	26.5%	$373.6	$298.9	$74.7	25.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and the United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, real estate listings, motors listings, financing fees, off-platform payment fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
Consolidated net revenues by revenue stream	2013	2012	2011

Marketplace	$331.3	$262.0	$217.9
Non-Marketplace (*)	141.3	111.6	81.0

Total	$472.6	$373.6	$298.9

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

Revenues from Marketplace transactions are generated from:

•	up-front fees; and

•	final value fees.

For Marketplace services, final value fees representing a percentage of the sale value are charged to the seller once the item is successfully sold. Up-front fees are charged to the seller in exchange for improved exposure of the listings throughout our platform and are not subject to the successful sale of the items listed.

Revenues for the Non-Marketplace services are generated from:

•	financing fees;

•	off-platform payment fees;

•	motors up-front fees;

•	ad sales up-front fees;

•	real estate listings up-front fees;

•	and fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off-Marketplace-platform transactions; and

•	revenues from financing that occur when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our marketplace platform.

Although we also process payments on our marketplace, we do not charge sellers an added commission for this service, as it is already included in our marketplace final value fee we charge.

Through our classifieds offerings in motors, real estate and services, we generate revenues from up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.

Our Advertising revenues are generated by selling either display or text link ads throughout our web-site to interested advertisers.

Finally, our shipping revenues are generated when a buyer elects to receive the item through our shipping service. These revenues are included in other ancillary services.

When more than one service is included in one single arrangement with the customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three years ended December 31, 2013, 2012 and 2011, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in 13 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 6.0%, 6.0% and 7.2% of net revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long term retention plan compensation, expenses for legal, accounting and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, administration, accounting, legal and human resources.

Other income (expenses), net

Other income (expenses) consists primarily of interest income derived from our investments and cash equivalents, interest expense related to financial liabilities, foreign currency gains or losses, and other non-operating results.

Income and asset tax

We are subject to federal and state taxes in the United States, as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes and asset taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change in our deferred tax assets and liabilities during each period.

The following table summarizes the composition of our income/asset taxes for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
(in millions)	2013	2012	2011

Current:

Foreign	$49.5	$39.4	$29.8

Deferred:

Federal	0.8	1.0	2.1

Foreign	(4.9)	(1.6)	(0.3)

	(4.1)	(0.6)	1.8

	45.4	38.8	31.6

Asset Tax:

Foreign	0.2	0.1	0.0

Expense	$45.6	$38.9	$31.7

Seasonality

The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013

Net Revenues	$102,725,747	$112,183,360	$123,055,431	$134,630,171
Gross profit	74,076,580	81,106,149	88,910,442	98,424,659
Net Income	17,522,591	30,021,018	29,146,247	40,836,407
Net Income per share-basic	0.40	0.67	0.66	0.93
Net Income per share-diluted	0.40	0.67	0.66	0.93
Weighted average shares
Basic	44,151,323	44,152,933	44,152,933	44,153,185
Diluted	44,151,357	44,152,933	44,152,933	44,153,185

2012

Net Revenues	$83,736,006	$88,844,059	$97,266,784	$103,754,645
Gross profit	62,639,709	64,951,178	71,573,179	76,351,784
Net Income	19,637,038	25,394,824	26,067,897	30,246,388
Net Income per share-basic	0.45	0.57	0.59	0.69
Net Income per share-diluted	0.45	0.57	0.59	0.69
Weighted average shares
Basic	44,142,076	44,147,999	44,150,387	44,150,920
Diluted	44,147,796	44,152,133	44,157,321	44,152,895

2011

Net Revenues	$61,459,668	$69,378,160	$81,628,144	$86,465,653
Gross profit	47,127,964	52,439,042	61,567,671	65,741,114
Net Income	14,057,634	14,820,826	26,296,449	21,621,431
Net Income per share-basic	0.32	0.34	0.60	0.47
Net Income per share-diluted	0.32	0.34	0.60	0.47
Weighted average shares
Basic	44,131,383	44,138,105	44,141,925	44,142,020
Diluted	44,147,667	44,152,296	44,151,218	44,152,658

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

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gain”.

Venezuelan currency status

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations.

On May 14, 2010, the Venezuelan government enacted reforms to its exchange regulations making the Venezuelan Central Bank, or BCV, the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

Under the Foreign Currency Securities Transaction System, or SITME, entities domiciled in Venezuela could purchase U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital goods. We began to use the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which has been settled at 5.3 Bolivares Fuertes per U.S. dollar.

On February 8, 2013, the Venezuelan Government, through Foreign Exchange Agreement No. 14, devalued as from February 9, 2013, the official exchange rate to 6.3 Bolivares Fuertes per U.S. dollar.

In addition, on February 8, 2013, the Venezuelan Government, through Decree No. 9381, has created the Organo Superior para la Optimización del Sistema Cambiario , which is a committee that would have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV eliminated the SITME, which was the former system that allowed companies limited access to foreign currencies for payments to foreign suppliers. The elimination of the SITME and devaluation of the official exchange rate required re-measurement of our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. The effect of using the devalued official rate of 6.3 Bolivares Fuertes per U.S. dollar instead of the SITME rate generated a foreign currency loss amounted to approximately $6.4 million in the first quarter of 2013.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which acts jointly with the Commission for the Administration of (CADIVI). In order to operate within this new system, a company has to be registered at the Registro Automatizado RUSAD. The acquisition of foreign currencies under that system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.30 Bolivares Fuertes per U.S. dollar. Starting from the implementation of SICAD and as of the date of this report, we have been unable to access the auction process under SICAD.

Accordingly, as of December 31, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was the official rate of 6.30 Bolivares Fuertes per U.S. dollar. Moreover, transactions carried out by the Company’s Venezuelan subsidiaries were re-measured at the monthly average exchange rate for the year ended December 31, 2013. The SITME rate used to re-measure foreign currency transactions during 2012 was 5.3 Bolivares Fuertes per U.S. dollar.

During December 2013, the Venezuelan regulation that created the SICAD mechanism was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD auctions. The published rate from the week of December 23, 2013 to January 14, 2014 was 11.3BsF/US$. The published rate from January 15, 2014 to February 14, 2014 was 11.36BsF/US$. At the date of this report, the published rate is 11.80 BsF/US$.

On January 23, 2014, the Exchange Agreement number 25 was published in the Special Official Gazzette Number 6,122, providing the exchange rate applicable to foreign currency sales for certain transactions such us but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance, which will be the exchange rate from the most recent auction conducted by the SICAD and published on its website.

As a result of the above described change in regulations, the Company will have to use the auction resulting SICAD exchange rate to re-measure the Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities from January 2014, which management estimates would result in a loss of approximately between $1.5 million and $ 2.5 million to be recorded in the first quarter of fiscal year 2014. Also, the use of the SICAD exchange rate from fiscal year 2014 implies that the company’s revenues and costs will be re-measured using the auction resulting rate, which would vary from auction to auction. The table below provides specific pro-forma information of our Venezuelan segment reporting for the period indicated assuming as if the exchange rate of 11.36 Bolivares Fuertes per U.S. dollar had been applied with effect starting on January 1, 2013 to December 31, 2013:

In U.S. dollars	Year Ended December 31, 2013
	Actual (*)	Sensitivity (**)

Net revenues	$84,572,485	$46,307,989
Direct costs	(29,578,762)	(18,605,968)

Direct contribution	54,993,723	27,702,020

Direct Contribution Margin %	65.0%	59.8%

(*)	As reported.
(**)	Computing, as pro-forma calculation, the effect of using for the fiscal year, the exchange rate to be used for re-measurement purposes as from January 2014 (first application of the SICAD rate).

On February 19, 2014, the Venezuelan Government issued Decree N° 798 which would allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered, by individuals and companies such as Petroleos de Venezuela, S.A. (the oil state-owned corporation of Venezuela), the Central Bank of Venezuela and other public entities authorized by the Ministry of Finance. The purchase/sale of foreign currency through this mechanism would be regulated by “Foreign Exchange Agreements” to be issued by the Government. At the date of issuance of this report, the regulatory decree that should establish the details of how such mechanism would work has not yet been issued.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. CADIVI is the only mean by which U.S. dollars for dividend distributions could be requested. We did not request authorization to CADIVI in 2012 and 2013 to acquire U.S. dollars to make dividend distributions. We have not distributed dividends from our Venezuelan subsidiaries since 2011.

The following table sets forth net revenues for the years ended December 31, 2013, 2012 and 2011 and assets, liabilities and Net Assets of our Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2013 and 2012:

	December 31,
	2013	2012	2011
Venezuelan operations
Net Revenues	$84,572,485	$54,676,170	$34,828,878

	December 31, 2013	December 31, 2012

Assets	126,873,804	62,938,728
Liabilities	(62,437,338)	(22,652,965)

Net Assets	$64,436,466	$40,285,763

As of December 31, 2013, the net assets of our Venezuelan subsidiaries amount to approximately 18.8% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 9.8% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. From January 24, 2014 the SICAD framework will be used to measure our Venezuelan transactions and for that reason our result of operations and earnings will be negatively impacted. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

Despite the current difficult macroeconomic environment in Venezuela, we continue managing, through our Venezuelan subsidiaries, our investment in and exposure to Venezuela. We believe that the current restrictions to acquire U.S. dollars will not have a material adverse effect on our overall business plan in the long run, considering that our Venezuelan operations are not dependent on third parties’ imported goods or services. Moreover, because our Venezuelan business has demonstrated consistent growth, our current plans contemplate continued reinvestment in our Venezuelan businesses with the proceeds of our business in that country.

In November 2013 the Venezuelan Congress approved the new Law of “Costs, Earnings, and Fair Profits” that includes the ability to restrict profit margins and the Venezuelan government set a 30% profit margin in the private sector. We will assess the potential effects of this new law as the detailed provisions for its implementation are issued.

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

Further restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. Although the controls and restrictions on the acquisition of foreign currencies in Argentina place certain limitations on our current ability to convert cash generated by our Argentine subsidiaries into foreign currencies, based on the current state of Argentine currency rules and regulations, we do not expect that the current controls and restrictions, will have a material adverse effect on our business plans in Argentina or on our overall business, financial condition or results of operations.

During January 2014 the Argentinean Peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to about 8 Argentinean Pesos per U.S. dollar. Had the abovementioned devaluation occurred on December 31, 2013, the reported net assets in Argentina would have decreased approximately between $14.0 million to $15.0 million with the related impact in Other Comprehensive Income. Additionally, the Company would have recorded a foreign exchange gain between $3.5 million and $4.5 million in its Argentinean subsidiaries.

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

Goodwill and certain indefinite life trademarks are reviewed for impairment at each year-end or more frequently when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting units carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The Company adopted the new guidance to test goodwill and intangible assets with indefinite useful life and, as a consequence, we may perform a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit or such intangible assets are less than their carrying amount, the fair-value based test is applied. For the year ended December 31, 2013, based on the quantitative assessment, the Company determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives are greater than their carrying amount.

For the year ended December 31, 2013, the fair values of the reporting units and the intangible assets with indefinite useful lives were estimated using a combination of the income or discounted cash flows approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 10% to 20%. The average discount rate used for 2013 was 13.6%. That rate reflected the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis includes a business to e-commerce rate, which represents the growth of e-commerce as a percentage of GDP, Internet penetration rates as well as trends in the Company’s market share.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our condensed consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2013, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Year Ended December 31,
Deferred tax assets	2013	in %	2012	in %
	(in millions, except percentages)		(in millions, except percentages)

DeRemate.com acquisitions	$4.1	18.4%	$3.5	17.1%

Brazilian operations	4.1	18.3%	4.8	23.7%

Foreign tax credits & others domestic deferred tax assets	1.0	3.0%	2.7	13.5%

Operations in others countries	1.4	7.8%	1.5	7.4%

Mexican operations	0.8	3.7%	1.2	5.8%

Venezuelan operations	4.5	20.5%	1.9	9.2%

Argentine operations	6.3	28.3%	4.7	23.2%

Total	$22.1	100%	$20.1	100%

(*)	Percentages have been calculated using the whole figures instead of rounding figures.

The table above may not total due to rounding.

At December 31, 2013, our deferred tax assets are comprised mainly of allowance for doubtful accounts, payroll and social security payable, provisions and tax loss carryforward, representing 37.1%, 17.9%, 16.1% and 11.1%, respectively of the total deferred tax assets. At December 31, 2012, our deferred tax assets are comprised mainly of liabilities, allowance for doubtful accounts, tax loss carryforwards and foreign tax credits representing 37.3%, 29.3%, 18.1% and 12.0%, respectively of the total deferred tax assets.

The following table summarizes the composition of our deferred tax assets from loss carryforwards for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Year Ended December 31,
Loss carryforwards	2013	in % (*)	2012	in % (*)
	(in millions, except percentages)		(in millions, except percentages)

DeRemate.com acquisitions	$0.1	4.5%	$0.2	5.9%

Brazilian operations	1.6	63.6%	2.1	59.4%

Mexican operations	0.4	17.7%	0.8	23.8%

Domestic loss carry forwards	0.1	5.0%	0.0	1.2%

Operations in others countries	0.2	9.2%	0.4	9.7%

Total	$2.4	100%	$3.5	100%

(*)	Percentages have been calculated using the whole figures instead of rounding figures.

The table above may not total due to rounding.

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.

At December 31, 2013 and 2012, our valuation allowance amounted to $3.1 million and $3.2 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Year Ended December 31,
Valuation Allowance	2013	in % (*)	2012	in % (*)
	(in millions, except percentages)		(in millions, except percentages)

DeRemate.com acquisitions	$0.2	5.0%	$0.3	9.7%

Operations in others countries	2.9	95.0%	2.9	90.3%

Total	$3.1	100%	$3.2	100%

(*)	Percentages have been calculated using the whole figures instead of rounding figures.

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

During the year ended December 31, 2013, we have reduced in $0.1 million the valuation allowance of certain subsidiaries, acquired in 2008. The $2.9 million of valuation allowance related to Operations in other countries in 2013 are mainly comprised by $2.7 million related to Argentine doubtful accounts as a consequence of more restrictive requirements to compute these doubtful accounts as an income tax deduction.

During the year ended December 31, 2012, we have reduced $0.2 million related to valuation allowance of certain subsidiaries, acquired in 2008. In addition, during that same year, we increased our valuation allowance in our Argentine operation by $0.6 million as a consequence of our assessment of the recoverability of certain deferred tax assets in such jurisdiction.

During the year ended December 31, 2011, we have reduced $2.0 million related to certain valuation allowance in one of our Brazilian subsidiaries, acquired in 2001, as a consequence of a business reorganization in that country, The reversal of the tax valuation allowance was based on the assessment that it is more likely than not that the deferred tax asset will be realized.

As of December 31, 2013 there are $ 155.3 million of the non-U.S. subsidiaries’ undistributed earnings that have not been considered in calculating deferred income taxes. In determining the amount of non-U.S. subsidiaries undistributed earnings for that calculation, the Company does not consider a portion of the non-U.S. subsidiaries earnings as of December 31, 2013 to be subject to U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in our international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. The Company does not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which the Company is allowed to compute for domestic income tax purposes. The following table sets forth the blended tax rates for 2013, 2012 and 2011:

	Year ended December 31,
(in millions, except percentages)	2013	2012	2011

Income and asset tax expense	$(45.6)	$(38.9)	$(31.7)

As a percentage of income before income and asset tax	27.9%	27.7%	29.2%

Our effective income tax rates for the years ended December 31, 2013, 2012 and 2011, are 30.3%. 28.1% and 27.5%, respectively. Historically, these provisions have adequately provided for our actual income tax liabilities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles.

Stock-based compensation

On August 8, 2008, our Board of Directors approved a four year employee retention program (the “2008 LTRP”) payable 50% in cash and 50% in shares, subject to certain performance conditions which were satisfied. Subject to an employee’s continued employment as of the applicable payment date, the vesting schedule for awards under the 2008 LTRP is as follows:

•	Year One—Paid on or before March 31, 2009: 17% (8.5% in cash and 8.5% in common stock);

•	Year Two—Paid on or before March 31, 2010: 22% (11% in cash and 11% in common stock);

•	Year Three—Paid on or before March 31, 2011: 27% (13.5% in cash and 13.5% in common stock); and

•	Year Four—Paid on or before March 31, 2012: 34% (17% in cash and 17% in common stock).

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

In May 2013 the board of directors, upon the recommendation of the Compensation Committee, approved certain amendments to the 2009, 2010, 2011 and 2012 Long-Term Retention Plans, or the Amended LTRPs, to give the Company (through the approval of the Compensation Committee) the option to pay the compensation due under the Amended LTRPs in cash, common stock or a combination thereof. The Company has granted the right to any Amended LTRP participant to request settlement in cash. The Amended LTRPs have been considered to be a substantive liability and classified accordingly in the balance sheet.

On September 27, 2013, our board of directors, upon the recommendation of the Compensation Committee approved the 2013 employee retention programs, or 2013 LTRP. The awards under 2013 LTRP are payable in cash, common stock or a combination thereof, in addition to the annual salary and bonus of each employee. The Company has granted the right to any LTRP participant to request settlement in cash.

The 2013 LTRP will be paid in 6 equal annual quotas of 16.67% each, commencing on March 31, 2014. Each quota is calculated as follows:

•	8.333% of the amount is calculated in nominal terms,

•	8.333% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2012. The average closing stock price for the 2013 LTRP amounted to $79.57.

All 2009, 2010, 2011, 2012 and 2013 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to be still employed in the Company at the payment date.

The variable share compensation cost of the 2009, 2010, 2011, 2012 and 2013 LTRP are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. The 2009, 2010, 2011, 2012 and 2013 LTRP nominal basis share are recognized in straight line bases using the equal annual accrual method.

The following tables summarize the 2008 LTRP and the 2009, 2010, 2011, 2012 and 2013 accrued compensation expense for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
LTRP 2008	—	20,595	98,451
LTRP 2009	1,562,957	587,106	1,457,838
LTRP 2010	1,611,521	1,006,740	1,330,238
LTRP 2011	1,698,285	1,236,275	1,519,760
LTRP 2012	2,013,011	1,603,142	—
LTRP 2013	4,759,303	—	—

	$11,645,077	$4,453,858	$4,406,287

On June 25, 2010, our board of directors, upon the recommendation of the compensation committee of our board, adopted the 2010 Director Compensation Program, or the 2010 Director Plan, for outside directors. Under the terms of the Plan, starting in 2011, each outside director is entitled to receive the following compensation for services provided as a director of the Company:

•	an annual fixed cash retainer for service on the board;

•	an annual fixed cash retainer for service as chairman of the audit committee, compensation committee, nominating and corporate governance committee and lead independent director, as applicable; and

•	an annual variable cash retainer based upon the change in our stock price from year to year (the “Variable Retainer”).

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

On September 27, 2013, our board of directors, upon the recommendation of our compensation committee of our board of directors, adopted a new director compensation program or “New Director Compensation Program”, that sets compensation for the Company’s outside directors for the period of June 2013 to June 2016. The New Director Compensation Program, which became effective as of June 2013, provides that each outside director of the Company receives an annual fee for board of director’s services, comprised of a non-adjustable Board service award and an adjustable Board service award. The non-adjustable board of director’s service award consists of a fixed cash payment of $50,000. The adjustable Board service award consists of a fixed cash amount of $70,000 multiplied by the quotient of (a) the average closing sale price of our common stock on the NASDAQ Global Market during the 30-trading day period preceding the Annual Meeting of Stockholders to be held during the respective compensation period divided by (b) the average closing sale price of our common stock on The NASDAQ Global Market during the 30-trading day period preceding the prior Annual Meeting of Stockholders. The New Director Compensation Program also includes a non-adjustable chair service award for committee services from June 2013 to June 2016. Under the terms of the New Director Compensation Program, the chair of each of the audit committee, the compensation committee and the nominating and corporate governance committee and the lead independent director are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $21,913, $17,531, $7,304 and $14,609, respectively.

The total accrued compensation cost related to our outside directors for the years ended December 31, 2013, 2012 and 2011 was the following:

	Year ended December 31,
	2013	2012	2011

Chairman Fee	$55,858	$57,680	$49,471
Adjustable Award	575,242	282,703	344,427
Non-adjustable Award	322,538	242,179	176,682

	$953,638	$582,562	$570,580

Stock option awards granted under the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “1999 Plan”) are at the discretion of our board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2013 there are no outstanding options granted under the 1999 Plan. As of December 31, 2013, there were 260,556 shares of common stock available for additional awards under the 1999 Plan.

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

There were no stock-based compensation expenses related to stock options for the years ended December 31, 2013, 2012 and 2011.

No stock options were granted during the period from January 1, 2007 to December 31, 2013.

Recent accounting pronouncements

In February 2013 the Financial Accounting Standards Board or FASB, issued the Accounting Standard Update No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company implemented this new standard as of the date of this report.

In February 2013, the FASB issued new accounting guidance “Joint-and-Several Obligations” clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on the Company’s financial position, results of operations, or cash flows.

In March 2013, the FASB issued “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force” clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued a new accounting standard in response to “EITF Consensus on Presenting an Unrecognized Tax Benefit When net operating loss (NOL) Carryforwards Exist” that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheet when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

Results of operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

Statement of income data

	Year Ended December 31,
(In millions)	2013	2012	2011

Net revenues	$472.6	$373.6	$298.9
Cost of net revenues	(130.1)	(98.1)	(72.1)

Gross profit	342.5	275.5	226.9

Operating expenses:
Product and technology development	(40.9)	(28.6)	(23.3)
Sales and marketing	(90.5)	(72.0)	(65.0)
General and administrative	(57.6)	(45.2)	(38.8)

Total operating expenses	(189.0)	(145.9)	(127.1)

Income from operations	153.5	129.7	99.8

Other income (expenses):
Interest income and other financial gains	10.7	11.9	9,9
Interest expense and other financial charges	(2.4)	(1.1)	(3.6)
Foreign currency gain	1.3	0.0	2.4
Other (losses) / gains, net	(0.0)	(0.2)	0.1

Net income before income / asset tax expense	163.1	140.2	108.5

Income / asset tax expense	(45.6)	(38.9)	(31.7)

Net income	$117.5	$101.3	$76.8

Less: Net Income / loss attributable to Noncontrolling	0.0	0.1	0.0

Net income attributable to Mercadolibre, Inc. shareholders	$117.5	$101.2	$76.8

(*)	The table above may not add due to rounding.

	Year Ended December 31,
(% of net revenues)	2013	2012	2011

Net revenues	100%	100%	100%
Cost of net revenues	(27.5)	(26.3)	(24.1)

Gross profit	72.5	73.7	75.9

Operating expenses:

Product and technology development	(8.7)	(7.7)	(7.8)
Sales and marketing	(19.1)	(19.3)	(21.7)
General and administrative	(12.2)	(12.1)	(13.0)

Total operating expenses	(40.0)	(39.0)	(42.5)

Income from operations	32.5	34.7	33.4

Other income (expenses):
Interest income and other financial gains	2.3	3.2	3.3
Interest expense and other financial charges	(0.5)	(0.3)	(1.2)
Foreign currency gain	0.3	0.0	0.8
Other (losses) / gain	0.0	0.0	0.0

Net income before income / asset tax expenses	34.4	37.4	36.3

Income / asset tax expense	(9.6)	(10.4)	(10.6)

Net income	24.9	27.1	25.7

Less: Net Income attributable to Noncontrolling	—	—	—

Net income available to common shareholders	24.9%	27.1%	25.7%

Principal trends in results of operations

Growth in net revenues from year to year

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace streams, driven by the strong growth of our key operational metrics. From 2012 to 2013, our gross merchandise volume increased by 28.1%, our successful items sold increased by 23.2% and MercadoPago total payment volume increased by 39.8%. Additionally, our number of confirmed registered users was a 22.1% higher as of December 31, 2013 as compared to the number of confirmed registered users as of December 31, 2012. From 2011 to 2012, our confirmed registered users increased by 23.8%, gross merchandise volume increased by 18.3%, our successful items sold increased by 27.6% and MercadoPago total payment volume increased by 36.2%. Our growth in net revenues was 26.5% from 2012 to 2013 and 25.0% from 2011 to 2012. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic environment, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effects of Argentine and Venezuelan translations of local currencies into U.S. dollar, Venezuelan Government limits to prices and high interest rates in those countries, could cause an experience declining year-to-year net revenues, particularly as measured in U.S. dollars.

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

Our gross profit margins were 72.5% for 2013, 73.7% for 2012 and 75.9% for 2011. In 2013, 2012 and 2011, fluctuations in gross profit margins primarily resulted from the higher penetration of our payment solution into our marketplace, which implies a higher cost of net revenue. In the future, gross profit margins could decline if the cost of net revenues as a percentage of net revenues increases as the penetration of our payment solution grows faster than our marketplace, or if we cannot sustain the economies of scale that we have achieved.

Operating income margins

We have generated and expect to continue generating economies of scale in operating expenses. For the year ended December 31, 2013 as compared to the year ended December 31, 2012 our operating income margin decreased from 34.7% to 32.5% as a consequence of increases in costs of net revenues, as described in Gross profit margins section above, and increases in product and technology development expenses driven by compensation costs. For the year ended December 31, 2012 as compared to December 31, 2011, our operating income margins, defined as our income from operations as a percentage of net revenues has increased from 33.4% for 2011 to 34.7% for 2012, mostly as a result of the impact of economies of scale. We anticipate that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point we could continue experiencing decreases in operating income margins.

Growth in net income

We have generated growth in our net income as a consequence of the above mentioned trends. For 2013, our net income grew 16.0% to $117.5 million. For 2012, our net income grew 32.0% to $101.3 million. In 2011 our net income was $76.8 million. However, as mentioned above, if any of these trends were to revert, our net income growth could be materially adversely affected, or could even become negative on a year-to-year basis.

Net revenues

	For the years ended December 31,		Change from 2012 to 2013 (*)		For the years ended December 31,		Change from 2011 to 2012 (*)
	2013	2012	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total Net Revenues	$472.6	$373.6	$99.0	26.5%	$373.6	$298.9	$74.7	25.0%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

	Years ended December 31,		Change from 2012 to 2013 (**)		Years ended December 31,		Change from 2011 to 2012 (**)
Consolidated Net Revenues by revenue stream	2013	2012	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$139.9	$121.7	$18.2	14.9%	$121.7	$114.6	$7.1	6.2%
Non-Marketplace	66.5	57.9	8.6	14.8%	57.9	51.3	6.6	12.9%

	206.4	179.6	26.8	14.8%	179.6	165.9	13.7	8.2%

Argentina
Marketplace	79.9	62.0	17.9	28.9%	62.0	44.4	17.6	39.6%
Non-Marketplace	42.2	26.5	15.7	59.1%	26.5	12.3	14.2	115.4%

	122.1	88.5	33.6	38.0%	88.5	56.7	31.8	56.2%

Venezuela
Marketplace	68.7	40.8	27.9	68.3%	40.8	26.0	14.8	56.9%
Non-Marketplace	15.9	13.9	2.0	14.4%	13.9	8.8	5.1	58.0%

	84.6	54.7	29.9	54.8%	54.7	34.8	19.8	57.0%

Mexico
Marketplace	24.2	20.2	4.0	19.8%	20.2	18.4	1.8	9.9%
Non-Marketplace	8.6	6.8	1.8	26.5%	6.8	3.9	2.9	74.4%

	32.8	27.0	5.8	21.5%	27.0	22.3	4.7	21.1%

Other countries
Marketplace	18.6	17.3	1.3	7.5%	17.3	14.5	2.8	19.3%
Non-Marketplace	8.1	6.5	1.6	24.6%	6.5	4.7	1.8	38.3%

	26.7	23.8	2.9	12.2%	23.8	19.2	4.6	24.5%

Consolidated
Marketplace	331.3	262.0	69.2	26.4%	262.1	217.9	44.1	20.3%
Non-Marketplace (*)	141.3	111.6	29.8	26.7%	111.5	81.0	30.5	37.7%

Total	$472.6	$373.6	$99.0	26.5%	$373.6	$298.9	$74.7	25.0%

(*) Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

(**)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the years ended December 31, 2013 and 2012, increased across all geographic segments.

Brazil

Net revenues of this segment grew 14.8%, a $26.8 million increase during year ended December 31, 2013 as compared to the year ended December 31, 2012. Our Brazilian Marketplace business grew 14.9%, or $18.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. The performance was driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 14.8%, a $8.6 million increase, at the year ended December 31, 2013 as compared to the same period in the prior year, driven by an increase in the volume of financing transactions offered to our users.

For the year ended December 31, 2012 as compared to the year ended December 31, 2011 net revenues of this Brazilian segment grew 8.2%, a $13.7 million increase. Our Brazilian Marketplace business grew 6.2%, or $7.1 million during the same period. The performance was driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 12.9%, a $6.6 million increase, at the year ended December 31, 2012 as compared to the same period in the prior year, driven by an increase in the volume of financing transactions offered to our users.

Argentina

Net revenues grew 38.0%, a $33.6 million increase during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our Argentine Marketplace business grew 28.9%, a $17.9 million increase, during the year ended December 31, 2013 as compared to the prior year driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 59.1%, a $15.7 million increase, during the same period mainly driven by an increase in the volume of off-platform transactions during the year ended December 31, 2013.

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, net revenues grew 56.2%, a $31.8 million increase. Our Argentine Marketplace business grew 39.6%, a $17.6 million increase, during the year ended December 31, 2012 as compared to the same period in the prior year driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 115.4%, a $14.2 million increase, during the same period mainly driven by an increase in the volume of off-platform transactions.

Venezuela

Net revenues in this segment grew 54.8%, a $29.9 million increase during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our Venezuelan Marketplace business grew 68.3%, a $27.9 million increase during the year ended December 31, 2013 as compared to the same period in the prior year, driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 14.4%, a $2.0 million increase, during the same period driven by an increase in the volume of motors listing fees.

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, net revenues in this segment grew 57.0%, a $19.8 million increase. Our Venezuelan Marketplace business grew 56.9%, a $14.8 million increase during the year ended December 31, 2012 as compared to the same period in the prior year, driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 58.0%, a $5.1 million increase, during the same period driven by an increase in the volume of motors listing fees.

Mexico

Net revenues grew 21.5%, a $5.8 million increase during the year ended December 31, 2013 as compared to the same period in 2012. Our Mexican Marketplace business grew 19.8%, a $4.0 million increase, during the year ended December 31, 2013 as compared to the year ended December 31, 2012 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 26.5%, a $1.8 million increase, during the same period driven by an increase in the volume of motors listing fees.

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, net revenues grew 21.1%, a $4.7 million increase. Our Mexican Marketplace business grew 9.9%, a $1.8 million increase, during the year ended December 31, 2012 as compared to the year ended December 31, 2011 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 74.4%, a $2.9 million increase during the same period driven by an increase in the volume of motors listing fees.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2013
Net revenues	$102.7	$112.2	$123.1	$134.6
Percent change from prior quarter	-1%	9%	10%	9%
2012
Net revenues	$83.7	$88.8	$97.3	$103.8
Percent change from prior quarter	-3%	6%	9%	7%
2011
Net revenues	$61.5	$69.4	$81.6	$86.5
Percent change from prior quarter	-1%	13%	18%	6%

(*)	Calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table set forth the growth in net revenues in local currencies for the years ended December 31, 2013 and 2012:

	Changes from
(% of revenue growth in Local Currency)	2012 to 2013	2011 to 2012

Brazil	26.7%	26.6%
Argentina	66.5%	72.1%
Venezuela	81.5%	57.0%
Mexico	18.3%	27.7%
Other Countries	14.8%	23.7%

Total Consolidated	42.8%	38.9%

(*)	The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2012 and applying them to the corresponding months in 2013, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

Cost of net revenues

	Years ended December 31,		Change from 2012 to 2013 (*)		Years ended December 31,		Change from 2011 to 2012 (*)

	2013	2012	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total cost of net revenues	$130.1	$98.1	$32.0	32.6%	$98.1	$72.1	$26.0	36.1%

As a percentage of net revenues (*)	27.5%	26.3%			26.3%	24.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2013 as compared to the year ended December 31, 2012, the increase of $32.0 million in cost of net revenues was primarily attributable to : i) an increase in collection fees amounting to $14.5 million, or 33.1%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of Mercado Pago; ii) an increase in sales tax amounting to $5.9 million, mainly in Argentina and Brazil, iii) a $5.4 million increase in customer support expenses, that was primarily driven by an increase in compensation and recruitment costs incurred in order to improve our service and our initiatives to combat illegal items and fee evasion, and increased investments in customer service operations to improve our users’ experience, iv) an increase in our site operation costs by $3.8 million, mainly driven by an increase in fraud prevention costs and v) an increase in others costs amounting to $2.3 million, primarily driven by an increase in taxes on banking transactions in Argentina.

For the year ended December 31, 2012 the increase in cost of net revenues was primarily attributable to a $13.2 million increase in collection fees. The increase in collection fees, which occurred primarily in Brazil and Argentina but also in all other countries where MercadoPago operates, was a result of the higher penetration of MercadoPago, which has a higher collection fee cost, into our marketplace. For the years ended December 31, 2012 and 2011, 31.3% and 27.2%, respectively, of our total GMV (excluding motor vehicles, vessels, aircraft and real estate) was completed through MercadoPago. In addition, during the year ended December 31, 2012 as compared to the same period in the prior year, expenditures related to our in-house customer support operations increased by $4.9 million, primarily driven by increases in compensation costs, recruitment, investments to improve our customer service and initiatives to combat fraud, illegal items and fee evasion and also driven by the customer support center opened in Aguada Park, Uruguay during 2012. Moreover, sales taxes on our net revenues increased by $1.1 million, or 5.3%, for the year ended December 31, 2012, compared to the same period of 2011 as a consequence of an increase in our net revenues. Finally, our hosting expenses increased $1.8 million year-over-year, mainly as a consequence of higher volumes of traffic.

Product and technology development

	Years ended December 31,		Change from 2012 to 2013 (*)		Years ended December 31,		Change from 2011 to 2012 (*)

	2013	2012	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Product and technology development	$40.9	$28.6	$12.3	42.8%	$28.6	$23.3	$5.3	22.6%

As a percentage of net revenues (*)	8.7%	7.7%			7.7%	7.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2013 as compared to the year ended December 31, 2012, the increase in product and technology development expenses amounted to $12.3 million or 42.8% was primarily attributable to an increase of $4.0 million in salaries due to: i) compensation costs related to the LTRP as a consequence of an increase in the fair market value of our shares; ii) increases in compensation costs related to our 2013 LTRP; iii) the addition of engineers, as we continue to invest in top quality talent to develop enhancements and new features across our platforms; and iv) the addition of a number of developers that joined our company in connection with our acquisition of a software development company in the first quarter of 2013. In addition, for the year ended December 31, 2013 as compared to the same period in 2012, product development expenses grew $4.9 million as a consequence of an increase in maintenance expenses related to the use of cloud computing (AWS), information technology consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) and other product development expenses. Finally, depreciation and amortization grew during the year ended December 31, 2013 by $3.3 million or 62.2% as compared to the same period in 2012. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

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

Sales and marketing

	Years ended December 31,		Change from 2012 to 2013 (*)		Years ended December 31,		Change from 2011 to 2012 (*)

	2013	2012	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Sales and marketing	$90.5	$72.0	$18.5	25.7%	$72.0	$65.0	$7.0	10.8%

As a percentage of net revenues (*)	19.1%	19.3%			19.3%	21.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2013, the $18.5 million increase in sales and marketing expenses when compared to the year ended December 31, 2012 was primarily attributable to: i) increase in $7.6 million associated with off-line marketing expenses in connection with new television and radio campaigns conducted by us in Latin America; ii) increase in expenses related to on line marketing of $5.3 million, or

30.4%, as compared to the same period of 2012; and iii) an increase in $3.8 million in salaries and increase of $ 2.3 million in other marketing expenses. These increases in sales and marketing expenses were partially offset by a decrease in chargeback expense during the year ended December 31, 2013 totaling $2.0 million. In addition, for the year ended December 31, 2013, as compared to the same period in 2012, bad debt increased by $1.4 million. Bad debt represented 4.0% and 4.7% of our net revenues for the years ended December 31, 2013 and 2012, respectively.

For the year ended December 31, 2012, the increase of $7.0 million year-over-year in sales and marketing expenses was primarily driven by: i) an increase of $8.1 million in total chargebacks expenses mainly attributable to our Brazilian operation, partially offset by a $1.7 million recovery of MercadoPago disabled accounts which had been disable for more than three years as of December 31, 2012; ii) an increase of $3.7 million in salaries driven by higher salaries to retain talent; and iii) an increase of $0.2 million in trust and safety expenses due to the increased use of our buyer protection program developed to compensate buyers for unfulfilled transactions or other claims related to the quality of the purchased goods. These increases were partially offset by i) a decrease in bad debt charge of $1.2 million year-over-year; and ii) a decrease in off-line marketing expenses of $1.3 million in 2012 as compared to the same period in 2011.

General and administrative

	Years ended December 31,		Change from 2012 to 2013 (*)		Years ended December 31,		Change from 2011 to 2012 (*)

	2013	2012	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

General and administrative	$57.6	$45.2	$12.4	27.4%	$45.2	$38.8	$6.4	16.6%

As a percentage of net revenues (*)	12.2%	12.1%			12.1%	13.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2013, the $12.4 million increase in general and administrative expenses when compared to the same period in 2012 was primarily attributable to: i) an increase of $9.0 million or 34.5%, in compensation costs mainly related to an increase in LTRP compensation costs as a consequence of an increase in the fair market value of our shares, an increase in compensation cost related to the our recently approved 2013 LTRP and increase in salaries to retain talent; ii) an increase of $2.8 million, or 24.5%, in outside services, mainly related to tax and others fees and legal services; and iii) an increase of $0.8 million in other general and administrative expenses mainly related to tax charges.

The increase in general and administrative expenses during the year ended December 31, 2012, as compared to the same period in 2011, was primarily attributable to a $5.0 million increase in compensation costs mainly related to our long term retention plans and increase in salaries to retain talent; $2.1 million increase in outside services mainly related to legal, audit and tax fees and an increase of $0.5 million in depreciation and amortization. The increase in general and administrative expenses was partially offset by a $1.5 decrease in office expenses, mainly related to the moves from our main locations to new offices during 2011.

Other income, net

	Years ended December 31,		Change from 2012 to 2013 (*)		Years ended December 31,		Change from 2011 to 2012 (*)

	2013	2012	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Other income, net	$9.6	$10.6	$(1.0)	-9.4%	$10.6	$8.7	$1.9	21.6%

As a percentage of net revenues	2.0%	2.8%			2.8%	2.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2013, the $1.0 million decrease in other income, net when compared to the same period in 2012 was primarily attributable to i) $1.2 million decrease in interest income, as a consequence of lower interest rates on our investments and ii) increase of 1.2 million in financial expenses, due to the financial loans received during 2013 to invest in office equipment in Argentina and a new building in Venezuela, partially offset by a $1.2 million increase in forex exchange gain as a consequence of a devaluation of the local currency in our main locations which generated a forex gain of $8.5 million, offset by a $6.4 million loss on forex exchange in our Venezuelan subsidiary during first quarter 2013.

The net increase in other income of $1.9 million in 2012 year-over-year was primarily a result of: i) a $2.0 million increase in interest income related to higher interest income earned on our investments driven by a greater volume of investments in all locations; ii) a $2.5 million decrease in financial expenses; and iii) a $ 2.3 million decrease in foreign currency gains mainly attributable to: a) an increase in receivables denominated in U.S. dollars in Argentina with a devaluation year-over-year of approximately 14%; b) an increase in liabilities denominated in U.S. dollars in Brazil with a devaluation year-over-year of approximately 9%, partially offset by an increase in receivables and in cash held denominated in U.S. dollars; and c) a decrease in long-term investments denominated in U.S. dollars in Mexico where the Mexican Peso appreciated against the U.S. dollar year-over-year by approximately 7%.

Income and asset tax

	Years ended December 31,		Change from 2012 to 2013 (*)		Years ended December 31,		Change from 2011 to 2012 (*)

	2013	2012	in Dollars	in %	2012	2011	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Income and asset tax	$45.6	$38.9	$6.7	17.3%	$38.9	$31.7	$7.2	22.8%

As a percentage of net revenues (*)	9.6%	10.4%			10.4%	10.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

During the year ended December 31, 2013, as compared to the same period in 2012, income and asset tax increased by $6.7 million, mainly as a consequence of an increase in taxable income and in permanent differences year over year.

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

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012	2011

Blended tax rate	27.9%	27.7%	29.2%
Effective tax rate	30.3%	28.1%	27.5%

Our blended tax rate increased during the year ended December 31, 2013, as compared to the same period in 2012, by 0.2%, due to growth in taxable income generated by our Venezuelan subsidiary where the income tax rate is 34%, and due to a decrease in our Argentine taxable income year over year, where the income tax rate is lower than other locations.

Our effective tax rate increased during the year ended December 31, 2013, as compared to the same period in 2012, by 2.2%, driven primarily by a higher income tax provision in Argentina and Venezuela.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012	2011

Effective tax rate by country

Argentina	17.7%	14.9%	15.7%
Brazil	32.1%	34.8%	30.2%
Mexico	23.8%	30.4%	25.5%
Venezuela	43.9%	35.5%	35.9%

Our Argentine subsidiary is a beneficiary of a software development law that grants it relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the years ended December 31, 2013 and 2012 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher; however, in that case, we would have pursued an alternative tax planning strategy. On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree was issued, which established the new requirement to become beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law.

If we apply and we are successful in being admitted as beneficiaries under the new law, the current income tax relief would decrease, but it is currently estimated that the Argentine effective income tax rate would still be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The Industry Secretary resolution which rules, among other provisions, on the mechanism to file the information to obtain the benefits derived from the new software development law was issued in late February 2014, and the Company is currently analyzing its provisions for both applying to qualify under the new law, and the potential effects that this new rule may have on the ability to continue to be benefited under the current law in 2014, as well as in subsequent years under the new law.

The increase in our Argentine operation’s effective income tax rate for the year ended December 31, 2013 as compared to the same periods in 2012 is a consequence of higher temporary tax differences.

For the year ended December 31, 2013, our Brazilian effective income tax rate was lower than the local statutory rate of 34% mainly as a consequence of changes in permanent tax differences.

For the year ended December 31, 2013, our Mexican effective income tax rate was lower than the local statutory rate of 30% mainly as a result of changes in temporary and permanent tax differences.

For the year ended December 31, 2013, our Venezuelan effective income tax rate was significantly higher than the local statutory rate of 34%, mainly due to the impact of the devaluation of the Bolivar Fuerte in February 2013, which is considered a permanent difference for U.S. GAAP reporting purposes.

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

Our effective tax rate increased from the year ended December 31, 2011 to the same period in 2012 mainly due to the use of the remaining tax loss carry forwards in 2011 relating to our Brazilian business reorganization generated as part of our tax planning strategy.

Segment information

	Year ended December 31, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$206,394,480	$122,123,347	$32,843,482	$84,572,485	$26,660,915	$472,594,709
Direct costs	(119,422,924)	(66,492,770)	(18,558,010)	(29,578,762)	(12,339,112)	(246,391,579)

Direct contribution	86,971,556	55,630,577	14,285,472	54,993,723	14,321,803	226,203,130

Margin	42.1%	45.6%	43.5%	65.0%	53.7%	47.9%

	Year ended December 31, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$179,639,592	$88,513,640	$26,987,130	$54,676,170	$23,784,962	$373,601,494
Direct costs	(104,501,652)	(41,841,587)	(14,912,375)	(17,768,989)	(11,458,627)	(190,483,230)

Direct contribution	75,137,940	46,672,053	12,074,755	36,907,181	12,326,335	183,118,264

Margin	41.8%	52.7%	44.7%	67.5%	51.8%	49.0%

	Change from the year ended December 31, 2012 to December 31, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$26,754,888	$33,609,707	$5,856,352	$29,896,315	$2,875,953	$98,993,214
in %	14.9%	38.0%	21.7%	54.7%	12.1%	26.5%
Direct costs
in Dollars	$(14,921,272)	$(24,651,183)	$(3,645,635)	$(11,809,773)	$(880,485)	$(55,908,349)
in %	14.3%	58.9%	24.4%	66.5%	7.7%	29.4%
Direct contribution
in Dollars	$11,833,616	$8,958,524	$2,210,717	$18,086,542	$1,995,468	$43,084,866
in %	15.7%	19.2%	18.3%	49.0%	16.2%	23.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Year ended December 31, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$179,639,592	$88,513,640	$26,987,130	$54,676,170	$23,784,962	$373,601,494
Direct costs	(104,501,652)	(41,841,587)	(14,912,375)	(17,768,989)	(11,458,627)	(190,483,230)

Direct contribution	75,137,940	46,672,053	12,074,755	36,907,181	12,326,335	183,118,264

Margin	41.8%	52.7%	44.7%	67.5%	51.8%	49.0%

	Year ended December 31, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$165,905,789	$56,714,941	$22,275,213	$34,828,878	$19,206,804	$298,931,625
Direct costs	(96,910,310)	(23,463,871)	(12,472,204)	(13,287,279)	(10,062,446)	(156,196,110)

Direct contribution	68,995,479	33,251,070	9,803,009	21,541,599	9,144,358	142,735,515

Margin	41.6%	58.6%	44.0%	61.8%	47.6%	47.7%

	Change from the year ended December 31, 2011 to December 31, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$13,733,803	$31,798,699	$4,711,917	$19,847,292	$4,578,158	$74,669,868
in %	8.3%	56.1%	21.2%	57.0%	23.8%	25.0%
Direct costs
in Dollars	$(7,591,342)	$(18,377,716)	$(2,440,171)	$(4,481,710)	$(1,396,181)	$(34,287,120)
in %	7.8%	78.3%	19.6%	33.7%	13.9%	22.0%
Direct contribution
in Dollars	$6,142,461	$13,420,983	$2,271,746	$15,365,582	$3,181,977	$40,382,749
in %	8.9%	40.4%	23.2%	71.3%	34.8%	28.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the year ended December 31, 2013, 2012 and 2011 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs

Brazil

For the year ended December 31, 2013 as compared to the same period in 2012, direct costs increased by 14.3%, mainly driven by: i) a 15.0% increase in cost of net revenues, mainly attributable to an increase in salaries and wages, costs of fraud prevention and in sales tax; ii) a 7.3% increase in sales and marketing expenses, mainly due to our new television and radio campaign in Latin America, compensated by a decrease in chargebacks expenses during the year, iii) a 83.1% increase in product and technology development expenses; and iv) a 18.3% increase in general and administrative expenses, mainly attributable to increases in salaries and wages related to our LTRP and legal fees.

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, direct costs increased by 7.8%, mainly driven by: i) a 6.6% increase in cost of net revenues, mainly attributable to an increase in collection fees; ii) an 7.8% increase in sales and marketing expenses, mainly attributable to other marketing expenses; and iii) a 15.7% increase in general and administrative expenses, mainly attributable to increases in salaries and wages related to our LTRP for its variable portion and an increase in legal fees.

Argentina

For the year ended December 31, 2013 as compared to the same period in 2012, direct costs increased by 58.9%, mainly driven by: i) a 58.1% increase in cost of net revenues that was mainly due to an increase in collection fees that was a consequence of an increase in our different payment-related services and an increase in taxes over bank transactions; and ii) a 57.4% increase in sales and marketing expenses, mainly attributable to our new television and radio campaign in Latin America and an increase in chargebacks.

For the year ended December 31, 2012 as compared to the same period in 2011, direct costs increased by 78.3%, mainly driven by: i) a 96.8% increase in cost of net revenues, mainly attributable to an increase in collection fees as a result of an increase in our different payment-related services, an increase in taxes over bank transactions and in sales taxes; and ii) a 11.4% increase in sales and marketing expenses, mainly attributable to our new television and radio campaign in Latin America and an increase in chargebacks.

Mexico

For the year ended December 31, 2013 as compared to the same period in 2012, direct costs increased by 24.4%, mainly driven by: i) a 37.6% increase in cost of net revenues that was mainly attributable to an increase in customer service and collection fees; and ii) an increase in sales and marketing expenses that was mainly attributable to our new television and radio campaign in Latin America.

For the year ended December 31, 2012 as compared to the same period in 2011, direct costs increased by 19.6%, mainly driven by: i) a 47.5% increase in cost of net revenues, mainly attributable to an increase in customer support fees and collection fees; and ii) a 12.3% increase in salaries and wages and other marketing expenses.

Venezuela

For the year ended December 31, 2013 as compared to the same period in 2012, direct costs increased by 66.5%, mainly driven by: i) a 63.3% increase in cost of net revenues that was mainly attributable to an increase in customer support fees and collection fees; and ii) a 91.5% increase in sales and marketing expenses that was mainly attributable to the increases in bad debt and salary and wages, and our new television and radio campaign in Latin America.

For the year ended December 31, 2012 as compared to the same period in 2011, direct costs increased by 33.7%, mainly driven by: i) a 83.2% increase in cost of net revenues that was mainly attributable to an increase in customer support fees and collection fees; and ii) 39.8% increase in general and administrative expenses, mainly driven by salaries and wages and other expenses.

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

At December 31, 2013, our main source of liquidity, amounting to $216.9 million of cash and cash equivalents and short-term investments and $45.7 million of long-term investments has been provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of December 31, 2013, cash and investments of foreign subsidiaries amounted to $204.0 million or 77.4% of our consolidated cash and investments and approximately 61.6% of our consolidated cash and investments are held outside the U.S., mostly in Brazil, Argentina and Venezuela. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2013, 2012 and 2011:

		Years ended December 31,
(In millions)	2013	2012	2011

Net cash provided by (used in):
Operating activities	$142.5	$139.9	$89.4
Investing activities	(78.8)	(84.6)	(66.9)
Financing activities	(9.2)	(18.0)	(10.6)
Effect of exchange rates on cash and cash equivalents	(15.7)	(3.2)	(1.4)

Net increase in cash and cash equivalents	$38.8	$34.1	$10.5

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended December 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:

Operating activities	$142.5	$139.9	$2.6	1.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $2.6 million increase in net cash provided by operating activities during the year ended December 31, 2013 as compared to the same period in 2012 was primarily driven by a $16.3 million increase in net income, $8.0 million increase in accounts payable and accrued expenses, $7.7 million increase in accounts payable to customers, a $6.4 million increase in interests received from investments, a $1.8 million increase in other liabilities; and a $6.9 million increase in non-cash losses such as foreign exchange loss relating to the devaluation in Venezuela in February 2013, LTRP accrued compensation, accrued interest and depreciation and amortization. Those increases in net cash provided by operating activities were partially offset by a $25.9 million increase in accounts receivable and credit card receivables, a $1.2 million increase in prepaid expenses; and $17.3 million increase in other assets mainly due to legal deposits performed during the year.

	Years ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:

Operating activities	$139.9	$89.4	$50.5	56.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Net cash used in investing activities

	Years ended December 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Investing activities	$(78.8)	$(84.6)	$5.8	-6.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities during the year ended December 31, 2013 resulted mainly from proceeds from the sale and maturity of investments of $1,174.8 million, which was partially offset by purchases of investments for $1,135.9 million as part of our financial strategy. We used $114.2 million during the year ended December 31, 2013 to fund the acquisition of two office buildings in Caracas, Venezuela, one office building in Buenos Aires, Argentina; and to make capital expenditures mainly related to technological equipment and software licenses. Finally, we used $3.4 million to fund the acquisition of a software development company located in the Province of Cordoba, Argentina.

	Years ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Investing activities	$(84.6)	$(66.9)	$(17.7)	26.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Net cash used in financing activities

	Years ended December 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Financing activities	$(9.2)	$(18.0)	$8.8	-48.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2013, our primary use of cash was to fund the $23.8 million of aggregate cash dividends paid on January 15, April 15, July 15 and October 15, 2013, and $1.0 million for the repurchase of common stock. Our use of cash was partially offset by $15.5 million of cash received from an unsecured line of credit to buy a new office building in Caracas, Venezuela, and financial liabilities received during fourth quarter 2013 by our Argentine subsidiary, both net of the payments of those loans during the year.

	Years ended December 31,		Change from 2011 to 2012 (*)
	2012	2011	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Financing activities	$(18.0)	$(10.6)	$(7.4)	69.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2012, our primary use of cash was to fund the $18.0 million of cash dividends paid in 2012.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

In September 2013, we obtained an unsecured line of credit from a Venezuelan bank to fund a portion of the purchase price relating to our acquisition of a new office building in Caracas, Venezuela. As of December 31, 2013, amounts outstanding under the unsecured line of credit were BF$80.1 million, or $12.7 million. The unsecured line of credit bears interest at a fixed rate of 13% per annum and matures in twelve months.

Additionally, during last quarter 2013 we obtained two unsecured lines of credit from two Argentinean banks, denominated in Argentinean pesos, to fund office equipment investments. As of December 31, 2013, amounts outstanding under these unsecured lines of credit were $3.1 million. The unsecured lines of credit bear interest fixed rates of 15.25% per annum and the last maturity date is in forty eight months. One of the loan agreements includes certain covenants and commitments which, in case of non-compliance would cause the loans to be payable immediately, and which main provisions include that the Argentine subsidiary should obtain prior bank approval for any business combination involving such subsidiary, limitations for certain property sales and the commitment to maintain certain indebtedness ratios and minimum net worth.

As of December 31, 2013, we recorded $6.3 million of dividends payable to our stockholders.

Cash Dividends

On January 15, 2013, we paid an aggregate cash dividend for the fourth quarter of 2012 of $4.8 million (or $0.109 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2012. On February 22, April 30, and July 30,

2013, our board of directors approved the 2013 first quarter, 2013 second quarter and 2013 third quarter cash dividends, respectively, of $6.3 million (or $0.143 per share) for each quarter on our outstanding shares of common stock. The dividends were paid on April 15, July 15, and October 15, 2013, respectively, to stockholders of record as of the close of business on March 29, June 28, and September 30, 2013, respectively.

On October 31, 2013, the board of directors declared the 2013 fourth quarter cash dividend of $6.3 million (or $0.143 per share), payable to the holders of the Company’s common stock. The dividend was paid on January 15, 2014 to stockholders of record as of the close of business on December 31, 2013.

On February 27, 2014, the board of directors approved a quarterly cash dividend of $7.3 million (or $0.166 per share) on our outstanding shares of common stock. The first quarterly dividend is payable on April 15, 2014 to stockholders of record as of the close of business on March 31, 2014.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures for the year ended December 31, 2013 and 2012 amounted to $117.6 million and $18.1 million, respectively. During the year ended December 31, 2013 we acquired a 100% ownership interest in a software development company located in the Province of Cordoba, Argentina for an aggregate purchase price of $3.4million.

In April 2013, we acquired three floors or 3,918 square meters in a new office building located in Buenos Aires for a total amount of $18.5 million plus VAT. As of December 31, 2013 we have fully paid the total price in Argentine pesos.

In May 2013, we acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas for a total amount of $20.0 million or BF$126.1 million. The price has been paid in Bolivares Fuertes.

In October 2013, we acquired an office property totaling 1,367 square meters, in Caracas, Venezuela. The purchase price of BF$328.2 million , or approximately $52.1 million, was paid in local currency. The Company’s Venezuelan subsidiary funded a portion of the purchase price with its own funds and the balance of approximately BF$85.1 million, or $13.5 million, pursuant to an unsecured line of credit.

During the first half of 2012 we opened a new office in Aguada Park, Uruguay. Our investment in this new office amounted to approximately $1.0 million and was completed in connection with the expansion of our customer support operations.

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

Off-balance sheet arrangements

At December 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Contractual obligations at December 31, 2013 are as follows:

	Payment due by period
(in millions)	Total (*)	Less than 1 year (*)	1 to 3 years (*)	3 to 5 years (*)	More than 5 years (*)

Long-Term Debt Obligations (1)	$17.7	$14.7	$3.0	$—	$—

Capital lease obligations (2)	0.1	0.1	—	—	—

Operating lease obligations (3)	3.8	2.8	1.0	—	—

Purchase obligations	6.5	5.9	0.6	—	—

Total	$28.1	$23.5	$4.6	$—	$—

(*)	The table above may not total due to rounding.
(1)	In September 2013, we obtained an unsecured line of credit from a Venezuelan bank to fund a portion of the purchase price relating to our acquisition of a new office building in Caracas, Venezuela. As of December 31, 2013, amounts outstanding under the unsecured line of credit were BF$80.1, or $12.7 million. The unsecured line of credit bears interest at a fixed rate of 13% per annum and matures in twelve months. Additionally, during last quarter 2013, we obtained two unsecured lines of credit from two Argentinean banks, denominated in Argentinean pesos, to fund office equipment investments. As of December 31, 2013, amounts outstanding under these unsecured lines of credit were $3.1 million. The unsecured lines of credit bear interest fixed rates of 15.25% per annum and the last mature date is in forty eight months. The figures included in the table include the principal and the total interest of each loan to be paid in each period.
(2)	During September 2011, our Argentine subsidiary signed another car lease contract to buy 8 cars for certain employees of the Company. The remaining lease contract amounts to $27,789 and matures in September 2014. In addition, in January 2012 our Colombian subsidiary signed a car lease contract to acquire a car. The remaining lease contract amounts to $21,962 and matures in 2014.
(3)	Includes leases of office space.

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

Foreign currencies

As of December 31, 2013, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of December 31, 2013, the total cash and cash equivalents denominated in foreign currencies totaled $77.9 million, short-term investments denominated in foreign currencies totaled $66.7 million and accounts receivable and credit cards receivables in foreign currencies totaled $77.9 million. As of December 31, 2013, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of December 31, 2013, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $72.3 million and our U.S. dollar-denominated long-term investments totaled $45.7 million. For the year ended December 31, 2013, we had a consolidated gain on foreign currency of $1.3 million as a consequence of a devaluation of the local currency in our main locations, which generated forex gains of $7.7 million, offset by a $6.4 million loss on forex exchange in our Venezuelan subsidiary during first quarter 2013. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

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

The following table sets forth the percentage of consolidated net revenues by segment for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
(% of total consolidated net revenues) (*)	2013	2012	2011

Brazil	43.7%	48.1%	55.5%
Argentina	25.8	23.7	19.0
Venezuela	17.9	14.6	11.6
Mexico	6.9	7.2	7.5
Other Countries	5.6	6.4	6.4

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2013 and for the year then ended:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$525.1	$472.6	$430.0
Expenses	(354.4)	(319.1)	(290.5)

Income from operations	170.7	153.5	139.5

Other income (expenses) and income tax related to P&L items	(42.8)	(37.3)	(34.0)
Foreign Currency impact related to the remeasurement of our Net Asset position	1.4	1.3	1.1

Net income	129.4	117.5	106.7

Less: Net Income attributable to Noncontrolling Interest	0.02	0.02	0.02

Net income attributable to MercadoLibre, Inc.	129.4	117.5	106.7

Total Shareholders’ Equity	$394.6	$343.5	$354.2

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the year ended December 31, 2013 we did not entered into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 became the accounting basis for those assets. Monetary assets and liabilities in Bolivares Fuertes were re-measured to the U.S. dollar at the official closing exchange rate as of December 31, 2013 and the results of the operations in Bolivares Fuertes were re-measured into U.S. dollars at the average monthly official exchange rate.

The following table sets forth net revenues for the years ended December 31, 2013, 2012 and 2011 and assets, liabilities and Net Assets of our Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2013 and 2012:

	December 31,
	2013	2012	2011
Venezuelan operations
Net Revenues	$84,572,485	$54,676,170	$34,828,878

	December 31, 2013	December 31, 2012

Assets	126,873,804	62,938,728
Liabilities	(62,437,338)	(22,652,965)

Net Assets	$64,436,466	$40,285,763

As of December 31, 2013, net assets of our Venezuelan subsidiaries amount to approximately 18.8% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 9.8% of our consolidated cash and investments.

On February 8, 2013, the Venezuelan Government, through Foreign Exchange Agreement No. 14, devalued as from February 9, 2013, the official exchange rate to 6.3 Bolivares Fuertes per U.S. dollar.

In addition, on February 8, 2013, the Venezuelan Government, through Decree No. 9381, has created the Organo Superior para la Optimización del Sistema Cambiario , which is a committee that would have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV eliminated the SITME, which was the former system that allowed companies limited access to foreign currencies for payments to foreign suppliers. The elimination of the SITME and devaluation of the official exchange rate required re-measurement of our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. The effect of using the devalued official rate of 6.3 Bolivares Fuertes per U.S. dollar instead of the SITME rate generated a foreign currency loss amounted to approximately $6.4 million in the first quarter of 2013

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which acts jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within this new system, a company has to be registered at the RUSAD. The acquisition of foreign currencies under that system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.30 Bolivares Fuertes per U.S. dollar. Starting from the implementation of SICAD and as of the date of this report, we have been unable to access the auction process under SICAD and there is no information available on the details or planned frequency of the SICAD mechanism.

Accordingly, as of December 31, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was the official rate of 6.30 Bolivares Fuertes per U.S. dollar.

During December 2013, the Venezuelan regulation that created the SICAD mechanism was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD auctions. The published rate from the week of December 23, 2013 to January 14, 2014 was 11.3BsF/US$. The published rate from January 15, 2014 to February 14, 2014 was 11.36BsF/US$. At the date of this report, the published rate is 11.80 BsF/US$.

On January 23, 2014, the Exchange Agreement number 25 was published in the Special Official Gazzette Number 6,122, providing the exchange rate applicable to foreign currency sales for certain transactions such us but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance, which will be the exchange rate from the most recent auction conducted by the SICAD and published on its website.

As a result of the above described change in regulations, the company will have to use the auction resulting SICAD exchange rate to re-measure the Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities from January 2014, which management estimates would result in a loss of approximately between $1.5 million and $2.5 million to be recorded in the first quarter of fiscal year 2014. Also, the use of the SICAD exchange rate from fiscal year 2014 implies that the company´s revenues and costs will be re-measured using the auction resulting rate, which would vary from auction to auction.

On February 19, 2014, the Venezuelan Government issued Decree N° 798 which would allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered, by individuals and companies such as Petroleos de Venezuela, S.A. (the oil state-owned corporation of Venezuela), the Central Bank of Venezuela and other public entities authorized by the Ministry of Finance. The purchase/sale of foreign currency through this mechanism would be regulated by “Foreign Exchange Agreements” to be issued by the Government. At the date of issuance of this report, the regulatory decree that should establish the details of how such mechanism would work has not yet been issued.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. CADIVI is the only mean by which U.S. dollars for dividend distributions can be requested. We did not request authorization to CADIVI in 2012, neither during 2013, to acquire U.S. dollars to make dividend distributions. We have not distributed dividends from our Venezuelan subsidiaries since 2011.

Although the current mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela imply increased restrictions, we do not expect that the current restrictions to purchase U.S. dollars will have a significant adverse effect on our business plans with regard to the investment in Venezuela.

In order to assist investors in their overall understanding of the impact of a hypothetical additional Venezuelan devaluation on our Venezuelan segment reporting, we developed a scenario that approximates a 60% additional devaluation of the SICAD rate as of the date of this report. Under this analysis, the assumed exchange rate was applied starting on January 1, 2013. These disclosures may help investors project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

The information disclosed below does not include any inflation effect, nor the one-time devaluation impact related to the assumed devaluation or any other effect derived from the assumed devaluation. The information below should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. In addition, this information is not based on any comprehensive set of accounting rules or principles.

The evolution of the Venezuelan economy and any future governmental interventions in the Venezuelan economy are beyond our ability to control or predict. New events could happen in the future in Venezuela and it is not possible for management to predict all such events, nor can it assess the impact of all such events on our Venezuelan business.

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 60% additional devaluation over the SICAD rate as of the date of this report, applied for the period starting on January 1, 2013 to December 31, 2013:

	Year Ended December 31, 2013
	Actual (*)	Sensitivity (**)

Net revenues	$84,572,485	$28,101,429
Direct costs	(29,578,762)	(13,411,094)

Direct contribution	54,993,723	14,690,335

Direct Contribution Margin in %	65.0%	52.3%

(*)	As reported (6.3 BsF per U.S. dollar).
(**)	Computing hypothetical additional devaluation as explained above (18.72 BsF per U.S. dollar).

Despite the continued uncertainty and restrictions relating to foreign currency exchange in Venezuela as described above, we believe that our underlying business in that country is competitively well-positioned and continues to exhibit solid growth in terms of units sold, even while economic conditions in the Venezuelan economy remain difficult. For that reason, we remain committed to our business and investments in Venezuela. If economic conditions in that country improve, we expect that our business in Venezuela will benefit accordingly. Although we cannot assure you that the Bolivares Fuertes will not experience further devaluations in the future, which may be significant and could have a material negative impact on our stated financial results for our Venezuelan segment and our overall business on a consolidated basis.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. At December 31, 2013, MercadoPago’s funds receivable from customers totaled $52.0 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2013, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 1.98%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of December 31, 2013 could decrease (increase) by approximately $1.6 million.

As of December 31, 2013, our short-term investments amounted to $76.6 million and our long-term investments amounted to $45.7 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

The 2009, 2010, 2011 and 2012 variable payment LTRP liability subjects us to equity price risk. In May 2013 our board of directors, upon the recommendation of the Compensation Committee, approved certain amendments to the 2009, 2010, 2011 and 2012 Long-Term Retention Plans (the Amended LTRPs), to give us (through the approval of the Compensation Committee) the option to pay the compensation due under the Amended LTRPs in cash, common stock or a combination thereof. We have granted the right to any Amended LTRP participant to request settlement in cash. The Amended LTRPs have been considered to be a substantive liability and classified accordingly in the balance sheet.

On September 27, 2013, our board of directors, upon the recommendation of the compensation committee, approved the 2013 Long Term Retention Plan or the “2013 LTRP”. If earned, payments to eligible employees under the 2013 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees. As mentioned in the prior paragraph relating to the Amended LTRPs, we have granted the right to any 2013 LTRP participant to request settlement in cash.

In order to receive an award under the 2013 LTRP, each eligible employee must satisfy the performance conditions established by our board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013 LTRP bonus, payable as follows:

•	the eligible employee will receive a fixed cash payment, common stock or a combination thereof, equal to 8.333% of his or her 2013 LTRP bonus once a year for a period of six years starting in 2014 or the Annual Fixed Payment; and

•	on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 8.333% of the applicable 2013 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 Stock Price, defined as $79.57, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

At December 31, 2013, the total contractual obligation fair value of our 2009, 2010, 2011, 2012 and 2013 Variable Payment LTRP liability amounted to $27.3 million. As of December 31, 2013, the accrued liability related to the 2009, 2010, 2011, 2012 and 2013 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounted to $16.5 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011, 2012 and 2013 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%.

	As of December 31, 2013
	MercadoLibre, Inc. Equity Price	2009, 2010, 2011, 2012 and 2013 variable LTRP liability
(In U.S. dollars)
Change in equity price in percentage

40%	165.87	38,220,786
30%	154.02	35,490,730
20%	142.17	32,760,674
10%	130.32	30,030,617
Static (*)	118.48	27,300,561
-10%	106.63	24,570,505
-20%	94.78	21,840,449
-30%	82.93	19,110,393
-40%	71.09	16,380,337

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)-(1) of this report are included elsewhere in this report and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our board of directors.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

Information on our directors and executive officers and the audit committee and nominating and corporate governance committee of our board of directors is incorporated by reference from our Proxy Statement (under the headings “Proposal One” “Information on Our Board of Directors and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers”) to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information presented under the headings “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information presented under the headings “Beneficial Ownership of Our Common Stock” in our 2014 Proxy Statement to be filed with the SEC is incorporated herein by reference.

The following table represents information as of December 31, 2013 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	—	—	260,566

Total	—	—	260,566

(1)	Represents our 2009 Equity Compensation which was approved by our stockholders on June 10, 2009

Description of Amended and Restated 1999 Stock Option and Restricted Stock Plan

Our 1999 Plan was adopted by our board of directors on November 3, 1999. The 1999 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or the Internal Revenue Code, to our employees, and non-qualified stock options and restricted stock to our employees, directors, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards”. The 1999 Plan expired on November 3, 2009 and as a result, no new awards may be made under the 1999 Plan. However, any outstanding awards at the expiration shall remain in effect until the earlier of the exercise, termination or expiration of such outstanding awards. At December 31, 2013, there are no outstanding options to purchase shares of common stock under the 1999 Plan.

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

Administration of the stock option plan. The 1999 Plan is administered by our board of directors or a committee appointed by the board of directors (the body in charge of administering the 1999 Plan is referred to as the “administrator”). If the common stock is registered under Section 12(b) or 12(g) of the Exchange Act, the board of directors shall consider in selecting the administrator and the membership of any committee acting as administrator the provisions of Section 162(m) of the Internal Revenue Code regarding “outside directors” and the provisions of Rule 16b-3 under the Exchange Act regarding “non-employee directors.” The administrator determines the recipients of awards, times at which awards are granted, number of shares subject to each type of award, the time for vesting of each award and the duration of the exercise period for options.

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

Amendment. Our board of directors may modify the 1999 Plan at any time. The approval by a majority of our stockholders is necessary if required by law or necessary to comply with any applicable laws and regulations. No amendment will affect the terms of any award granted prior to the effectiveness of such amendment, except with the consent of the holder of the award.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Directors and Corporate Governance” in our 2014 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Raitification of Independent Registered Public Accounting Firm” in our 2014 Proxy Statement to be filed with the SEC is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in this report:

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Exhibit Title

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.05	Employment Agreements with Officers. (2)

10.06	Form of Restricted Stock Award for Outside directors. (3)

10.07	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (5)

10.08	2009 Equity Compensation Plan (7)

10.09	2008 Long-Term Retention Plan (6)

10.10	2009 Long-Term Retention Plan (6)

10.11	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (9)

10.12	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda. (9)

10.13	Agreement dated June 2, 2011 entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450 C.A., to acquire an office property in Caracas, Venezuela (10)

10.14	2010 Long-Term Retention Plan. (11)

10.15	2011 Long-Term Retention Plan. (12)

10.16	2012 Long-Term Retention Plan. (13)

10.17	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (14)

10.18	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A.

10.19	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C. (15)

10.20	Amended and Restated 2009 Long-Term Retention Plan (16)

10.21	Amended and Restated 2010 Long-Term Retention Plan (16)

10.22	Amended and Restated 2011 Long-Term Retention Plan (16)

10.23	Amended and Restated 2012 Long-Term Retention Plan (16)

10.24	2013 Long-Term Retention Plan (17)

10.25	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A. (18)

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008
(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009
(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009
(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010
(9)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(10)	Incorporated by reference to the Quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011
(11)	Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2010
(12)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2011
(13)	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2012
(14)	Incorporated by reference to the Quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2011
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2013.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2013.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014

/s/ Mario Vazquez Mario Vazquez	Director	February 28, 2014

/s/ Susan Segal Susan Segal	Director	February 28, 2014

/s/ Michael Spence Michael Spence	Director	February 28, 2014

/s/ Verónica Allende Serra Veronica Allende Serra	Director	February 28, 2014

/s/ Nicolás Galperin Nicolás Galperin	Director	February 28, 2014

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 28, 2014

/s/ Meyer Malka Meyer Malka	Director	February 28, 2014

/s/ Javier Olivan Javier Olivan	Director	February 28, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated By laws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (5)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Amended and Restated 1999 Stock Option and Restricted Stock Plan (2)

10.05	Employment Agreements with Officers. (2)

10.06	Form of Restricted Stock Award for Outside directors. (3)

10.07	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (5)

10.08	2009 Equity Compensation Plan (7)

10.09	2008 Long-Term Retention Plan (6)

10.10	2009 Long-Term Retention Plan (6)

10.11	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (9)

10.12	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda. (9)

10.13	Agreement dated June 2, 2011 entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450 C.A., to acquire an office property in Caracas, Venezuela (10)

10.14	2010 Long-Term Retention Plan. (11)

10.15	2011 Long-Term Retention Plan. (12)

10.16	2012 Long-Term Retention Plan. (13)

10.17	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (14)

10.18	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A.

10.19	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C. (15)

10.20	Amended and Restated 2009 Long-Term Retention Plan (16)

10.21	Amended and Restated 2010 Long-Term Retention Plan (16)

10.22	Amended and Restated 2011 Long-Term Retention Plan (16)

10.23	Amended and Restated 2012 Long-Term Retention Plan (16)

10.24	2013 Long-Term Retention Plan (17)

10.25	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A. (18)

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm*

31.01	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on January 25, 2008
(4)	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2008
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 21, 2009
(7)	Incorporated by reference to the Registration Statement on Form S-8 filed on June 11, 2009
(8)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 26, 2010
(9)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(10)	Incorporated by reference to the Quarterly report on Form 10Q for the quarter ended June 30, 2011 filed on August 9, 2011
(11)	Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2010
(12)	Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2011
(13)	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2012
(14)	Incorporated by reference to the Quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2011
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2013.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2013.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013.

MercadoLibre, Inc.

Consolidated Financial Statements

as of December 31, 2013 and 2012

and for the three years in the period

ended December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of MercadoLibre, Inc.

City of Buenos Aires, Argentina

We have audited the accompanying consolidated balance sheets of MercadoLibre, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

City of Buenos Aires, Argentina

February 28, 2014

DELOITTE & Co. S.A.

Alberto Lopez Carnabucci

Partner

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$140,285,104	$101,489,002
Short-term investments	76,593,214	93,694,805
Accounts receivable, net	25,884,260	19,837,022
Credit cards receivables, net	52,045,851	35,816,506
Prepaid expenses	3,836,081	2,080,079
Deferred tax assets	16,030,880	11,040,543
Other assets	11,488,845	11,403,218

Total current assets	326,164,235	275,361,175
Non-current assets:
Long-term investments	45,719,737	85,955,584
Property and equipment, net	131,371,909	37,726,222
Goodwill	55,101,218	60,366,063
Intangible assets, net	6,591,585	7,279,865
Deferred tax assets	3,014,905	5,862,247
Other assets	24,399,184	6,118,120

Total non-current assets	266,198,538	203,308,101

Total assets	$592,362,773	$478,669,276

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$34,405,333	$23,976,613
Funds payable to customers	129,038,663	101,472,662
Salaries and social security payable	23,182,811	19,974,463
Taxes payable	17,854,110	19,210,568
Loans payable and other financial liabilities	13,370,823	84,570
Dividends payable	6,313,869	4,812,396

Total current liabilities	224,165,609	169,531,272
Non-current liabilities:
Salaries and social security payable	9,185,269	3,452,445
Loans payable and other financial liabilities	2,489,819	59,493
Deferred tax liabilities	5,339,359	8,975,290
Other liabilities	3,699,109	2,837,150

Total non-current liabilities	20,713,556	15,324,378

Total liabilities	$244,879,165	$184,855,650

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	$4,000,000	$4,000,000
Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,153,473 and 44,150,920 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	$44,153	$44,151
Additional paid-in capital	121,562,193	120,468,759
Treasury stock	(1,012,216)	—
Retained earnings	310,345,448	218,083,844
Accumulated other comprehensive loss	(87,455,970)	(48,783,128)

Total Equity	343,483,608	289,813,626

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$592,362,773	$478,669,276

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
Net revenues	$472,594,709	$373,601,494	$298,931,625
Cost of net revenues	(130,076,879)	(98,085,644)	(72,055,835)

Gross profit	342,517,830	275,515,850	226,875,790

Operating expenses:
Product and technology development	(40,888,139)	(28,626,880)	(23,349,787)
Sales and marketing	(90,484,296)	(72,002,954)	(64,968,755)
General and administrative	(57,606,340)	(45,228,145)	(38,785,083)

Total operating expenses	(188,978,775)	(145,857,979)	(127,103,625)

Income from operations	153,539,055	129,657,871	99,772,165

Other income (expenses):
Interest income and other financial gains	10,668,593	11,877,375	9,905,829
Interest expense and other financial losses	(2,355,929)	(1,138,379)	(3,648,733)
Foreign currency gains	1,258,476	11,597	2,353,005
Other (losses) gains, net	(751)	(190,938)	73,894

Net income before income / asset tax expense	163,109,444	140,217,526	108,456,160

Income / asset tax expense	(45,583,181)	(38,871,379)	(31,659,821)

Net income	$117,526,263	$101,346,147	$76,796,339

Less: Net Income attributable to Redeemable Noncontrolling Interest	18,825	98,849	16,286

Net income attributable to MercadoLibre, Inc. shareholders	$117,507,438	$101,247,298	$76,780,053

	Year Ended December 31,
	2013	2012	2011
Basic EPS
Basic net income attributable to MercadoLibre, Inc.
Shareholders per common share	$2.66	$2.30	$1.73

Weighted average of outstanding common shares	44,152,600	44,147,861	44,138,397

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc.
Shareholders per common share	$2.66	$2.30	$1.73

Weighted average of outstanding common shares	44,152,600	44,149,838	44,151,437

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
Net income	$117,526,263	$101,346,147	$76,796,339

Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(37,971,615)	(11,319,211)	(15,797,597)
Unrealized net gains on available for sale investments	25,467	759,564	924,657
Less: reclassification adjustment for gains on available for sale investments included in net income	(759,564)	(924,657)	(45,527)

Net change in accumulated other comprehensive loss, net of income tax	(38,705,712)	(11,484,304)	(14,918,467)

Total Comprehensive Income	$78,820,551	$89,861,843	$61,877,872

Less: Comprehensive (loss) income attributable to Redeemable
Noncontrolling Interest	(14,045)	354,327	(257,874)

Comprehensive Income attributable to MercadoLibre, Inc. Shareholders	$78,834,596	$89,507,516	$62,135,746

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2013, 2012 and 2011

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

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2013, 2012 and 2011

						Accumulated
			Additional		Retained	other	Total
	Common stock		paid-in	Treasury	Earnings	comprehensive	Equity
	Shares	Amount	capital	Stock		loss
Balance as of December 31, 2012	44,150,920	$44,151	$120,468,759	$—	$218,083,844	$(48,783,128)	$289,813,626

Stock options exercised	2,013	2	3,018	—	—	—	3,020
Stock-based compensation	540	—	58,492	—	—	—	58,492
Dividend distribution	—	—	—	—	(25,255,478)	—	(25,255,478)
LTRP shares issued	9,003	9	1,031,924	—	—	—	1,031,933
Common Stock repurchased	(9,003)	(9)	—	(1,012,216)	—	—	(1,012,225)
Change in redeemable amount of noncontrolling interest	—	—	—	—	9,644	—	9,644
Net income	—	—	—	—	117,507,438	—	117,507,438
Other comprehensive loss	—	—	—	—	—	(38,672,842)	(38,672,842)

Balance as of December 31, 2013	44,153,473	$44,153	$121,562,193	$(1,012,216)	$310,345,448	$(87,455,970)	$343,483,608

The accompanying notes are an integral part of these consolidated financial statements.

F-92

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$117,507,438	$101,247,298	$76,780,053
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to Redeemable Noncontrolling Interest	18,825	98,849	16,286
Net Devaluation Loss in Venezuela	6,420,929	—	—
Depreciation and amortization	11,878,565	8,959,293	7,268,075
Accrued interest	(9,882,991)	(7,630,203)	(7,354,746)
LTRP accrued compensation	11,645,077	4,442,822	4,079,265
Deferred income taxes	(7,847,513)	(492,362)	1,022,797
Changes in assets and liabilities:
Accounts receivable	(22,764,177)	(8,651,951)	(9,274,653)
Credit Card Receivables	(27,315,403)	(15,570,142)	(19,494,707)
Prepaid expenses	(2,074,543)	(898,959)	(436,310)
Other assets	(23,127,493)	(5,809,218)	(6,532,978)
Accounts payable and accrued expenses	26,037,488	18,061,683	10,808,788
Funds payable to customers	47,557,504	39,889,201	27,875,755
Other liabilities	2,986,452	1,153,610	490,838
Interest received from investments	11,473,203	5,091,468	4,177,168

Net cash provided by operating activities	142,513,361	139,891,389	89,425,631

Cash flows from investing activities:
Purchase of investments	(1,135,940,553)	(539,355,434)	(379,044,395)
Proceeds from sale and maturity of investments	1,174,789,615	472,871,652	336,835,026
Payment for acquired businesses, net of cash acquired	(3,423,439)	—	(5,468,180)
Purchases of intangible assets	(458,804)	(1,390,654)	(280,706)
Purchases of property and equipment	(113,755,566)	(16,747,746)	(18,924,161)

Net cash used in investing activities	(78,788,747)	(84,622,182)	(66,882,416)

Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	31,453,613	—	—
Payments on loans payable and other financial liabilities	(15,936,551)	—	—
Dividends paid	(23,754,005)	(17,968,004)	(10,593,206)
Common Stock repurchased	(1,012,225)	—	—
Stock options exercised	3,020	5,700	11,175

Net cash used in financing activities	(9,246,148)	(17,962,304)	(10,582,031)

Effect of exchange rate changes on cash and cash equivalents	(15,682,364)	(3,199,578)	(1,409,973)

Net increase in cash and cash equivalents	38,796,102	34,107,325	10,551,211
Cash and cash equivalents, beginning of the year	101,489,002	67,381,677	56,830,466

Cash and cash equivalents, end of the year	$140,285,104	$101,489,002	$67,381,677

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013		2012	2011
Supplemental cash flow information:
Cash paid for interest	$657,776		$68,916	$58,559
Cash paid for income and asset taxes	$55,995,590		$38,837,721	$31,050,206

Non-cash financing activities:
Stock based compensation	$58,492		$—	$—
LTRP shares issued	$1,031,933		$—	$—

Acquisition of business	2013	(1)	2012	2011	(2)

Cash and cash equivalents	$31,058		$—	$3,876
Accounts receivable	537,706		—	—
Tax credits	—		—	49,951
Other current assets	14,674		—	—
Non current assets	94,367		—	99,522
Fixed Assets	5,800		—	—

Total assets acquired	683,605		—	153,349

Accounts payable and accrued expenses	143,071		—	—
Taxes payable	179,545		—	—
Payroll and social security payable	123,098		—	—

Total liabilities assumed	445,714		—	—

Net assets acquired	237,891		—	153,349

Goodwill, Identifiable Intangible Assets and deferred tax liabilities	2,668,661		—	8,966,744
Escrow for employment relationship	547,945		—	—
Non-controlling interest	—		—	(3,648,037)

Total purchase price	3,454,497		—	5,472,056

Cash and cash equivalents acquired	31,058		—	3,876

Payment for acquired businesses, net of cash acquired	$3,423,439		$—	$5,468,180

(1)	Related to the acquisition of software development company - Neosur - See Note 6
(2)	Related to the acquisition of Autoplaza.com - See Note 6

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in Delaware in October 1999. MercadoLibre is a Latin American e-commerce and payments-platform. MercadoLibre is an e-commerce enabler whose mission is to build the necessary online and technology tools to allow practically anyone to trade almost anything in Latin America. MercadoLibre enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), a Latin American online marketplace, which allows users to buy and sell in most of the Latin America country’s; through MercadoPago, which enables individuals and businesses to send and receive online payments; through MercadoClics, which facilitates the advertising service to large retailers and brands to promote their product and services on the web; and through MercadoShops which facilitates users to set-up, manage promote their own on-line web-stores. Additionally, during 2013 the Company launched the MercadoEnvios service, to facilitate the shipping of goods from sellers to buyers.

As of December 31, 2013, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.6%, 99.5% and 99.7% of the consolidated amounts during 2013, 2012 and 2011, respectively. Long-lived assets and Goodwill located in the foreign operations totaled $183,922,432 and $98,569,068 as of December 31, 2013 and 2012, respectively.

Cash and cash equivalents, short-term and long-term investments, amounted to $262,598,055 and $281,139,391 as of December 31, 2013 and 2012, respectively. As of December 31, 2013 those assets are located 39% in the United States of America and 61% in foreign locations, mainly in Brazil, Argentina and Venezuela. As of December 31, 2012 those assets are located 36% in the United States of America and 64% in foreign locations, mainly in Brazil, Argentina and Venezuela.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to debt securities, this assessment takes into account the intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and if the Company does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). The Company did not recognize any other-than-temporary impairment on our investments in 2013, 2012, or 2011.

Fair value measurements

Cash, money market funds, corporate and sovereign debt securities and asset backed securities are valued at fair value. Deposits in bank accounts, accounts receivables, credit cards receivables, prepaid expenses, other assets, accounts payables, funds payable to customers, payroll and social security payables, taxes payables, loans and provisions and other liabilities, are valued at cost plus accrued interest (when applicable) which approximates their fair value because of its short-term maturity. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.

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

During the years ended December 31, 2013, 2012 and 2011, no single customer accounted for more than 5% of net revenues. As of December 31, 2013 and 2012, no single customer accounted for more than 5% of accounts receivables.

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

As of December 31, 2013 and 2012, there are no past due credit cards receivables.

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

Transfer of financial assets

The Company may sell credit cards coupons to financial institutions, included within “Credit cards receivables”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. As of December 31, 2013 and 2012, there is no continuing involvement with transferred financial assets. The aggregate amount of pre-tax gain included in net revenue recognized on sale of credit card coupons is $ 49,735,842, $39,502,228 and $32,566,802, for the years ended December 31, 2013, 2012 and 2011, respectively.

Property and equipment, net

Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. As of December 31, 2013 and 2012, the Company capitalized $5,387,385 and $3,970,717, respectively.

In April 2013, the Company through its Argentine subsidiary acquired three floors or 3,918 square meters in a new office building located in Buenos Aires for a total amount of $18,481,024 plus VAT. The price was paid in Argentine pesos. As of the date of these consolidated financial statements the Company has fully paid: i) $495,453 plus VAT in advance; ii) $3,184,580 plus VAT at the date of signing of the purchase agreement and iii) $14,800,991 plus VAT.

In May 2013, the Company acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas for a total amount of $20,002,357 or BF$126,014,852. The price has been paid in Bolivares Fuertes.

In October 2013, the Company through its Venezuelan subsidiary acquired an office property totaling 1,367 square meters, in Caracas, Venezuela. The purchase price of BF$328,195,200, or approximately $52,094,476, was paid in local currency. The Company’s Venezuelan subsidiary funded a portion of the purchase price with its own funds and the balance of approximately BF$85,115,000, or $13,510,317, pursuant to an unsecured line of credit.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Property and equipment, net (Continued)

The unsecured line of credit has a 12-month term and was obtained from a Venezuelan bank at a fixed interest rate of 13% per annum. As of December 31, 2013, the balance of the loan amounted to approximately BF$80,115,000, or $12,716,667.

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

Impairment of goodwill and intangible assets with indefinite useful life (Continued)

value of the reporting unit or the intangible asset with indefinite useful life is less than its carrying amount, the fair-value based on quantitative impairment test is applied. However, if the Company concludes, based on the qualitative assessment, that the fair value of each of its reporting units or the intangible assets with indefinite useful life is greater than the respective carrying amounts, the two-step impairment test is unnecessary.

As of December 31, 2013 and 2012, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2013, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 10% to 20%. The average discount rate used for 2013 was 13.6%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of GDP, internet penetration rates as well as trends in the Company’s market share.

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and the second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized in the years ended December 31, 2013, 2012 and 2011 and management’s assessment of the fair value of each reporting unit exceeds its carrying value.

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. No impairment loss has been recognized in the years ended December 31, 2013, 2012 and 2011.

Revenue recognition

The Company generates revenues from different services provided. When more than one service is included in one single arrangement with the customer, the Company recognizes revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Revenue recognition (Continued)

Revenues are recognized when evidence of an arrangement exists, the fee is fixed or determinable and collection is reasonably assured.

Revenues from services are separately recognized according to the following criteria described for each type of services:

•	Revenues from intermediation services derive from listing and final value fees paid by sellers. Listing fee revenues are recognized ratably over the estimated period of the listing, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. An auction transaction is considered successfully concluded when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term. Our payment services revenues are generated primarily from processing transactions for customers. Revenues resulting from a payment processing transaction are recognized once the transaction is completed. The Company does not charge a separate fee for on-platform transactions.

•	Listing and optional feature services, which fees relate to the right of a seller to have the item offered listed in a preferential way, as well as classified advertising services, are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and is not subject to successful sale of the items listed.

•	Revenues derived from the use of the Company’s on-line payments solution, for transactions off-platform are earned once the transaction is considered completed, when the payment is processed by the Company. The Company also earns revenues as a result of offering financing to our MercadoPago users, either directly or when the Company elects to sell the corresponding financial assets to financial institutions.

•	Advertising revenues such as the sale of banners are recognized on accrual basis, and MercadoClics services or sponsorship of sites are recognized based on “per-click” (which are generated each time users on our websites click through our text-based advertisements to an advertiser’s designated website) values and as the “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered.

•	Revenues from shipping services are generated when a buyer elects to receive the item through our shipping service and the service is rendered to the client. Revenues are disclosed net of third party provider’s cost.

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

The liability related to the variable portion of 2013, 2012, 2011, 2010 and 2009 long term retention plan is remeasured at fair value (See Note 16 “Long Term Retention Plan” for more details).

For share-based awards that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was in-substance multiple awards.

Sales tax

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $28,388,734, $22,529,191, and $21,387,561 for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising costs

The Company expenses the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs totaled $31,594,894, $18,764,629 and $19,914,755 for the years ended December 31, 2013, 2012 and 2011, respectively.

Comprehensive income

Comprehensive income is comprised of two components, net income and other comprehensive income. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive income includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries (except Venezuela since January 1, 2010, see “Foreign currency translation”) and unrealized gains and losses on investments classified as available-for-sale. Total comprehensive income attributable to MercadoLibre, Inc. shareholders’ for the years ended December 31, 2013, 2012 and 2011 amounted to $78,834,596, $89,507,516 and $62,135,746 respectively.

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

Redeemable noncontrolling interest is not considered to be a component of Equity and is reported in the mezzanine section between total liabilities and equity in the consolidated balance sheet for a total amount of $4,000,000 at December 31, 2013. The noncontrolling interest was measured at its estimated redemption value according to the abovementioned agreed conditions. Changes in the estimated redemption value as of the year-end were recorded in retained earnings.

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency gain” and amounted to $1,258,476, $11,597 and $2,353,005 for the years ended December 31, 2013, 2012 and 2011, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

Venezuelan currency status

According to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar was the functional currency for such operation. The cumulative three year inflation rate as of December 31, 2010 exceeded 100%. As of the date of these consolidated financial statements, the cumulative three-year inflation rate approximates 100%. The Company continues to treat the economy of Venezuela as highly-inflationary. Therefore, no translation effect was accounted for in other comprehensive income during the years ended December 31, 2013, 2012 and 2011 related to the Venezuelan operations.

Until May 13, 2010, the Venezuelan subsidiaries had used an indirect mechanism consisting in the purchase and sale of securities, including national public debt bonds (DPNs) denominated in Bolivares Fuertes and bonds issued by the government that were denominated in U.S. dollars, to exchange Bolivares Fuertes for U.S. dollars and accordingly the Company used the parallel average exchange rate to re-measure those foreign currency transactions. However, on May 14, 2010, the Venezuelan government enacted reforms to its exchange regulations and closed-down such parallel market by declaring that foreign-currency-denominated securities issued by Venezuelan entities were included in the definition of foreign currency, thus making the Banco Central of Venezuela (BCV – the Venezuelan Central Bank) the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

On June 9, 2010 the Venezuelan Government, through its Central Bank, implemented a regulated market for trading with foreign currencies, being the BCV the only official institution through which foreign currency-denominated transactions could be brokered. Under that system, known as the Foreign Currency Securities Transactions System (SITME), entities domiciled in Venezuela could then buy U.S. dollar–denominated securities only through banks authorized by the BCV to import goods, services or capital inputs. For the period between May 14, 2010 and June 8, 2010 (during which there was no open foreign currency markets) the Company applied U.S. GAAP guidelines, which state that if exchangeability between two currencies is temporarily lacking at the transaction date or balance sheet date, the first subsequent rate at which exchanges could be made shall be used. Accordingly, the June 9, 2010 exchange rate published by the BCV was used to re-measure transactions during the abovementioned period. As of December 31, 2012, the exchange rate used to re-measure transactions was 5.30 Bolivares Fuertes per U.S. dollar.

In February 2013, the Government of Venezuela eliminated the SITME, which was a former system that allowed companies limited access to foreign currencies for payments to foreign suppliers, and devalued the official exchange rate to 6.3 Bolivares Fuertes per U.S. dollar. The devaluation required re-measurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities at that rate from February 2013.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, or SICAD, which would act jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within that system, a company had to be registered at the Registro Automatizado (Automatized Register, or “RUSAD”), and the acquisition of foreign currencies under that system was organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered was 6.30 Bolivares Fuertes per U.S. dollar. As of the date of these consolidated financial statements, the Company has been unable to access that auction process.

Accordingly, as of December 31, 2013, the exchange rate used to re-measure the net monetary assets of the Company’s Venezuelan subsidiaries was 6.30 Bolivares Fuertes per U.S. dollar, and transactions were re-measured at the monthly average exchange rate for the year ended December 31, 2013.

The SITME rate that had been used to re-measure foreign currency transactions during 2012 was 5.3 Bolivares Fuertes per U.S. dollar, and the devaluation of the official exchange rate of the Bolivares Fuertes against the U.S. dollar to 6.3 Bolivares Fuertes per U.S. dollar generated a foreign currency loss amounting to approximately $6.4 million in the first quarter of 2013.

Until 2010 the Company was able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of its Venezuelan subsidiaries, were used for dividend distributions from its Venezuelan subsidiaries. CADIVI is the only means by which U.S. dollars for dividend distributions can be requested. The Company´s Venezuelan subsidiaries did not request authorization to CADIVI in 2012, neither during the year ended December 31, 2013, to acquire U.S. dollars to make dividend distributions. The Company has not distributed dividends from its Venezuelan subsidiaries since 2011.

In late December 2013, the Venezuelan government authorized the Central Bank of Venezuela to begin publishing the average exchange rate resulting from the weekly SICAD auctions. According to the regulations in force at that date, as of December 31, 2013 the SICAD mechanism then in force was only accessible for businesses operating in certain industry segments which did not include the company´s business. So, the company did not have access to U.S. dollars through those auctions during 2013.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2013 and 2012 and net revenues for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Venezuelan operations
Net Revenues	$84,572,485	$54,676,170	$34,828,878

	December 31,	December 31,
	2013	2012
Assets	126,873,804	62,938,728
Liabilities	(62,437,338)	(22,652,965)

Net Assets	$64,436,466	$40,285,763

As of December 31, 2013, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 18.8% of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 9.8% of our consolidated cash and investments.

The Company’s ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange regulations in Venezuela that are described above and elsewhere in these financial statements. In addition, its business and ability to obtain U.S. dollars in Venezuela would be negatively affected by additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government.

Despite the current difficult macroeconomic environment in Venezuela, the Company continues to actively manage, through its Venezuelan subsidiaries, its investment in Venezuela. Based on current operating, political and economic conditions and certain other factors in Venezuela, management currently believes that its business plans and operating strategy in Venezuela will not be materially adversely impacted in the long run.

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

Income and asset taxes (Continued)

According to Argentine law, from fiscal year 2008, the Company’s Argentine subsidiary has been a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, thus resulting in an effective tax rate in Argentina lower than the income tax law statutory rate. The law expires during 2014.

Aggregate tax relief totaled $11,592,825, $9,204,773 and $6,140,713 for the years ended December 31, 2013, 2012 and 2011, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.26, $0.21 and $0.14 for the years ended December 31, 2013, 2012 and 2011, respectively.

In addition, the recently acquired software development company (see Note 6), located in the Province of Cordoba, Argentina, is also beneficiary of the aforementioned income tax holiday.

If the Company had not been granted the Argentine tax holiday, it would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree was issued, which established the new requirement to become beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law.

If we apply and we are successful in being admitted as beneficiaries under the new law, the current income tax relief would decrease, but it is currently estimated that the Argentine effective income tax rate would still be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The Industry Secretary resolution which rules , among other provisions, on the mechanism to file the information to obtain the benefits derived from the new software development law was issued in late February 2014, and the Company is currently analyzing its provisions for both applying to qualify under the new law, and the potential effects that this new rule may have on the ability to continue to be benefited under the current law in 2014, as well as in subsequent years under the new law.

As of December 31, 2013 and 2012, the Company has included under non-current deferred tax assets caption the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $668,659 and $2,414,440, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

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

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2007 primarily include the U.S., Argentina, Brazil, Mexico and Venezuela.

Recently issued accounting pronouncements

In February 2013 the Financial Accounting Standards Board (“FASB”) issued the Accounting Standard Update No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company implemented this new standard as of the date of these financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance “Joint-and-Several Obligations” clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on the Company´s financial position, results of operations, or cash flows.

In March 2013, the FASB issued “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force” clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on the Company´s financial position, results of operations or cash flows.

In July 2013, the FASB issued a new accounting standard in response to “EITF Consensus on Presenting an Unrecognized Tax Benefit When net operating loss (NOL) Carryforwards Exist” that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on the Company´s financial position, results of operations, or cash flows.

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

The following table shows how net income is allocated using the two-class method for earnings per common share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$117,526,263	$117,526,263	$101,346,147	$101,346,147	$76,796,339	$76,796,339

Net loss (income) attributable to noncontrolling interests	(18,825)	(18,825)	(98,849)	(98,849)	(16,286)	(16,286)

Change in redeemable amount of noncontrolling interest	9,644	9,644	359,398	359,398	(610,853)	(610,853)

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$117,517,082	$117,517,082	$101,606,696	$101,606,696	$76,169,200	$76,169,200

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

3.	Net income per share (Continued)

Net income per share of common stock is as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$2.66	$2.66	$2.30	$2.30	$1.73	$1.73

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$117,517,082	$117,517,082	$101,606,696	$101,606,696	$76,169,200	$76,169,200

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,152,600	44,152,600	44,147,861	44,147,861	44,138,397	44,138,397
Adjustment for stock options	—	—	—	1,977	—	8,089
Adjustment for shares granted under 2008 LTRP	—	—	—	—	—	4,951

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,152,600	44,152,600	44,147,861	44,149,838	44,138,397	44,151,437

For the years ended December 31, 2013, 2012 and 2011, there were no anti-dilutive shares that should have been excluded from the calculation of diluted net income per common share.

4.	Short-term and long-term investments

The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2013	2012
Short-term investments
Time Deposits	$66,677,156	$87,379,121
Sovereign Debt Securities	5,520,193	—
Corporate Debt Securities	4,395,865	6,315,684

Total	$76,593,214	$93,694,805

Long-term investments
Sovereign Debt Securities	24,875,697	21,453,141
Corporate Debt Securities	20,844,040	45,675,610
Asset Backed Securities	—	18,826,833

Total	$45,719,737	$85,955,584

Unrealized gains of available-for-sale securities, net of tax, were $25,467, $759,564 and $924,657 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, the Company has no security considered held-to-maturity securities.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components

	December 31, 2013	December 31, 2012
Accounts receivable, net:
Users	$37,500,773	$28,667,738
Credit cards and other means of payments	3,967,585	1,545,738
Advertising	2,306,622	2,537,795
Others debtors	1,104,084	31,828

	44,879,064	32,783,099
Allowance for doubtful accounts	(18,994,804)	(12,946,077)

	$25,884,260	$19,837,022

	December 31, 2013	December 31, 2012
Credit card receivables
Credit cards and other means of payments	$53,054,922	$35,976,964
Allowance for chargebacks	(1,009,071)	(160,458)

	$52,045,851	$35,816,506

	December 31, 2013	December 31, 2012
Other current assets:
VAT credits	$3,589,730	$4,103,333
Other taxes	5,128,602	5,685,856
Other	2,770,513	1,614,029

	$11,488,845	$11,403,218

	December 31, 2013	December 31, 2012
Other non current assets:
Legal Deposits	$660,475	$591,798
Deposit in Court (Note 15)	22,295,223	5,067,712
Other	1,443,486	458,610

	$24,399,184	$6,118,120

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

	Estimated useful life (years)		December 31, 2013	December 31, 2012
Property and equipment, net:
Equipment	3-5		$31,819,593	$22,696,763
Land & Building	50	(1)	105,142,930	15,800,900
Furniture and fixtures	3-5		10,081,433	8,785,736
Software	3		14,720,776	12,190,233
Cars	3		286,397	568,609

			162,051,129	60,042,241
Accumulated depreciation			(30,679,220)	(22,316,019)

			$131,371,909	$37,726,222

(1)	Estimated useful life attributable to “Buildings”.

	Year Ended December 31,
	2013	2012	2011
Depreciation and amortization:
Cost of net revenues	$1,168,570	$859,364	$833,898
Product and technology development	8,622,723	6,112,771	5,013,799
Sales and marketing	213,018	190,143	151,860
General and administrative	1,874,254	1,797,015	1,268,518

	$11,878,565	$8,959,293	$7,268,075

	December 31, 2013	December 31, 2012
Accounts payable and accrued expenses:
Accounts payable	$26,658,109	$14,821,511
Accrued expenses
Advertising	2,513,890	2,265,338
Professional fees	1,571,771	1,064,502
Other expense provisions	3,658,422	5,822,120
Other current liabilities	3,141	3,142

	$34,405,333	$23,976,613

	December 31, 2013	December 31, 2012
Current loans payable and other financial liabilities:
Unsecured lines of credit	$13,348,861	$—
Car leasing financing (1)	21,962	84,570

	$13,370,823	$84,570

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

Non current loans payable and other financial liabilities:	December 31, 2013	December 31, 2012
Unsecured lines of credit	$2,489,819	$—
Car leasing financing (1)	—	59,493

	$2,489,819	$59,493

(1)	See note 15 – Capital Leases

	December 31, 2013	December 31, 2012
Non current other liabilities:
Provisions and contingencies	$3,330,108	$2,800,197
Other	369,001	36,953

	$3,699,109	$2,837,150

	December 31, 2013	December 31, 2012	December 31, 2011
Accumulated other comprehensive income:
Foreign currency translation	$(87,481,437)	$(49,542,692)	$(37,968,003)
Unrealized gains on investments	36,626	1,146,662	1,394,887
Estimated tax loss on unrealized gains on investments	(11,159)	(387,098)	(470,230)

	$(87,455,970)	$(48,783,128)	$(37,043,346)

The following table summarizes the changes in accumulated balances of other comprehensive income for the year December 31, 2013:

	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
Beginning balance	$1,146,662	$(49,542,692)	$(387,098)	$(48,783,128)
Other comprehensive income before reclassifications	36,626	(37,938,745)	(11,159)	(37,913,278)
Amount of gain (loss) reclassified from accumulated other comprehensive income	$(1,146,662)	—	$387,098	(759,564)

Net current period other comprehensive income	(1,110,036)	(37,938,745)	375,939	(38,672,842)

Ending balance	$36,626	$(87,481,437)	$(11,159)	$(87,455,970)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Unrealized gains on investments	$1,146,662	Interest income and other financial gains
Estimated tax loss on unrealized gains on investments	(387,098)	Income / asset tax expense

Total reclassifications for the year	$759,564	Total, net of income taxes

6.	Business combinations, goodwill and intangible assets

Business combinations

Acquisition of AutoPlaza.com in Mexico

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

On September 12, 2011 (the “settlement date”), part of the purchase price amounting to $1,500,000, was placed into an escrow account, in order to cover unexpected liabilities and working capital. On September 12, 2012 the 50% of the escrow amount was released and the other 50% of the escrow was released on September 12, 2013.

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

Acquisition of Software Development Company in Argentina

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from March 22, 2013. The net revenues and net loss of the acquiree included in the Company’s consolidated statement of income since the acquisition amounted to $524,965 and $7,562, respectively.

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

Business Combinations (Continued)

The Company recognized goodwill for both acquisitions based on management expectation that the acquired businesses will expand and improve the Company’s business and strengthen the Company’s leadership position in both countries.

Goodwill is not deductible for tax purposes.

The results of operations for periods prior to the acquisitions, individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma information has not been presented.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2013	2012
Goodwill	$55,101,218	$60,366,063

Intangible assets with indefinite lives
- Trademarks	5,238,090	5,326,057
Amortizable intangible assets
- Licenses and others	3,430,003	3,829,668
- Non-compete agreement	1,025,605	1,195,509
- Customer list	1,568,190	1,708,770

Total intangible assets	$11,261,888	$12,060,004
Accumulated amortization	(4,670,303)	(4,780,139)

Total intangible assets, net	$6,591,585	$7,279,865

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	Year ended December 31, 2013
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of the year	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063
- Business acquisition	1,307,644	659,159	—	186,806	405,637	69,385	40,030	2,668,661
- Effect of exchange rates change	(1,647,907)	(4,872,108)	(595,017)	(215,446)	—	(460,459)	(142,569)	(7,933,506)

Balance, end of the year	$10,366,018	$14,676,145	$6,520,194	$11,376,140	$5,251,667	$5,506,062	$1,404,992	$55,101,218

	Year ended December 31, 2012
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$11,663,443	$21,583,774	$6,577,459	$10,621,839	$4,846,030	$5,367,526	$1,433,877	$62,093,948
- Effect of exchange rates changes	(957,162)	(2,694,680)	537,752	782,941	—	529,610	73,654	(1,727,885)

Balance, end of the year	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business Combinations, Goodwill and Intangible Assets (Continued)

Business Combinations (Continued)

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $781,074, $891,661 and $1,038,096 for the years ended December 31, 2013, 2012 and 2011, respectively.

For year ended 12/31/2014	$634,836
For year ended 12/31/2015	540,833
For year ended 12/31/2016	177,826
Thereafter	—

$1,353,495

7.	Segments

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (Continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$206,394,480	$122,123,347	$32,843,482	$84,572,485	$26,660,915	$472,594,709
Direct costs	(119,422,924)	(66,492,770)	(18,558,010)	(29,578,762)	(12,339,112)	(246,391,578)

Direct contribution	86,971,556	55,630,577	14,285,472	54,993,723	14,321,803	226,203,131
Operating expenses and indirect costs of net revenues						(72,664,076)

Income from operations						153,539,055

Other income (expenses):
Interest income and other financial gains						10,668,593
Interest expense and other financial losses						(2,355,929)
Foreign currency gain						1,258,476
Other losses, net						(751)

Net income before income / asset tax expense						$163,109,444

	Year Ended December 31, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$179,639,592	$88,513,640	$26,987,130	$54,676,170	$23,784,962	$373,601,494
Direct costs	(104,501,652)	(41,841,587)	(14,912,375)	(17,768,989)	(11,458,627)	(190,483,230)

Direct contribution	75,137,940	46,672,053	12,074,755	36,907,181	12,326,335	183,118,264
Operating expenses and indirect costs of net revenues						(53,460,393)

Income from operations						129,657,871

Other income (expenses):
Interest income and other financial gains						11,877,375
Interest expense and other financial losses						(1,138,379)
Foreign currency gain						11,597
Other losses, net						(190,938)

Net income before income / asset tax expense						140,217,526

	Year Ended December 31, 2011
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$165,905,789	$56,714,941	$22,275,213	$34,828,878	$19,206,804	$298,931,625
Direct costs	(96,910,310)	(23,463,871)	(12,472,204)	(13,287,279)	(10,062,446)	(156,196,110)

Direct contribution	68,995,479	33,251,070	9,803,009	21,541,599	9,144,358	142,735,515
Operating expenses and indirect costs of net revenues						(42,963,350)

Income from operations						99,772,165

Other income (expenses):
Interest income and other financial gains						9,905,829
Interest expense and other financial losses						(3,648,733)
Foreign currency gain						2,353,005
Other income, net						73,894

Net income before income / asset tax expense						$108,456,160

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (Continued)

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2013	2012
US long-lived tangible assets	$9,131,777	$6,782,077

Other countries long-lived tangible assets
Argentina	29,119,057	16,955,438
Brazil	5,559,702	2,421,618
Mexico	711,200	378,653
Venezuela	83,655,816	8,455,816
Other countries	3,194,357	2,732,620

	$122,240,132	$30,944,145

Total long-lived tangible assets	$131,371,909	$37,726,222

Office building acquisition agreement in Buenos Aires

In April 2013, the Company acquired three floors or 3,918 square meters in a new office building located in Buenos Aires for a total amount of $18.5 million plus VAT. The price was totally paid in Argentine pesos.

Office building acquisitions agreement in Caracas

In May 2013, the Company acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas for a total amount of $20,002,357 or BF$126,014,852. The price has been paid in Bolivares Fuertes.

In addition, in October 2013, one of the Company’s Venezuelan subsidiaries acquired an office property totaling 1,367 square meters, in Caracas, Venezuela. The purchase price of BF$328,195,200, or approximately $52,094,476, was paid in local currency. The Company’s Venezuelan subsidiary funded a portion of the purchase price with its own funds and the balance of approximately BF$85,115,000, or $13,510,317, pursuant to an unsecured line of credit, which has a 12-month term, obtained from a Venezuelan bank at a fixed interest rate of 13% per annum. As of December 31, 2013, the balance of the credit amounted to approximately BF$80,115,000, or $12,716,667.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (Continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2013	2012
US intangible assets	$10,503	$21,005

Other countries goodwill and intangible assets
Argentina	15,575,776	20,328,154
Brazil	10,380,974	10,724,007
Mexico	14,512,949	14,644,795
Venezuela	6,913,604	6,595,117
Other countries	14,298,997	15,332,850

	$61,682,300	$67,624,923

Total goodwill and intangible assets	$61,692,803	$67,645,928

Consolidated net revenues by similar products and services for the years ended December 31, 2013, 2012 and 2011 were as follows:

Consolidated Net Revenues	2013	2012	2011
Marketplace	$331,338,080	$261,997,021	$217,932,815
Non-marketplace (*)	$141,256,629	$111,604,473	$80,998,810

Total	$472,594,709	$373,601,494	$298,931,625

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

8.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (Continued)

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	December 31,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2013	(Level 1)	(Level 2)	2012	(Level 1)	(Level 2)
Assets
Cash and Cash Equivalents:
Money Market Funds	$19,630,109	$19,630,109	$—	$23,033,357	$23,033,357	$—
Corporate Debt Securities	88,648	88,648	—	—	—	—
Investments:
Asset backed securities	—	—	—	18,826,833	—	18,826,833
Sovereign Debt Securities	30,395,890	30,395,890	—	21,453,141	21,453,141	—
Corporate Debt Securities	25,239,905	19,110,709	6,129,196	51,991,294	51,991,294	—

Total Financial Assets	$75,354,552	$69,225,356	$6,129,196	$115,304,625	$96,477,792	$18,826,833

As of December 31, 2013, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date. As of December 31, 2013, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of December 31, 2013 and 2012, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans payable and provisions and other liabilities.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (Continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2013 and 2012:

	Balances as of	Significant other	Balances as of	Significant other
	December 31,	observable inputs	December 31,	observable inputs
	2013	(Level 2)	2012	(Level 2)
Assets
Time Deposits	$66,677,156	66,677,156	$87,379,121	87,379,121
Accounts receivable	25,884,260	25,884,260	19,837,022	19,837,022
Credit Cards receivable	52,045,851	52,045,851	35,816,506	35,816,506
Prepaid expenses	3,836,081	3,836,081	2,080,079	2,080,079
Other assets	35,888,029	35,888,029	17,521,338	17,521,338

Total Assets	$184,331,377	$184,331,377	$162,634,066	$162,634,066

Liabilities
Accounts and funds payable	$34,405,333	$34,405,333	$23,976,613	$23,976,613
Funds payable to customers	129,038,663	129,038,663	101,472,662	101,472,662
Salaries and social security payable	15,863,028	15,863,028	14,994,186	14,994,186
Tax payable	17,854,110	17,854,110	19,210,568	19,210,568
Dividends payable	6,313,869	6,313,869	4,812,396	4,812,396
Loans payable and other financial liabilities	15,860,642	15,860,642	144,063	144,063
Other liabilities	3,699,109	3,699,109	2,837,150	2,837,150

Total Liabilities	$223,034,754	$223,034,754	$167,447,638	$167,447,638

In addition, as of December 31, 2013 and 2012, the Company had $66,677,156 and $87,379,121 of short-term investments, respectively, which consisted of time deposits. Those investments are accounted for at amortized cost which, as of December 31, 2013 and 2012, approximates their fair values.

For the years ended December 31, 2013 and 2012, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles.

As of December 31, 2013 and 2012, the Company does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (Continued)

As of December 31, 2013 and 2012, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$19,631,550	$2,619	$(4,060)	$19,630,109
Corporate Debt Securities	88,640	8	—	88,648

Total Cash and cash equivalents	$19,720,190	$2,627	$(4,060)	$19,718,757

Short-term investments
Sovereign Debt Securities	$5,518,577	$1,616	$—	$5,520,193
Corporate Debt Securities	4,393,594	2,271	—	4,395,865

Total Short-term investments	$9,912,171	$3,887	$—	$9,916,058

Long-term investments
Sovereign Debt Securities	$24,881,440	$483	$(6,226)	$24,875,697
Corporate Debt Securities	20,804,125	59,437	(19,522)	20,844,040

Total Long-term investments	$45,685,565	$59,920	$(25,748)	$45,719,737

Total	$75,317,926	$66,434	$(29,808)	$75,354,552

	December 31, 2012
		Gross	Gross
	Cost	Unrealized	Unrealized	Estimated Fair
		Gains	Losses (1)	Value
Cash and cash equivalents
Money Market Funds	$23,030,970	$3,400	$(1,013)	$23,033,357

Total Cash and cash equivalents	$23,030,970	$3,400	$(1,013)	$23,033,357

Short-term investments
Corporate Debt Securities	$6,314,939	$1,032	$(287)	$6,315,684

Total Short-term investments	$6,314,939	$1,032	$(287)	$6,315,684

Long-term investments
Sovereign Debt Securities	$21,153,227	$299,914	$—	$21,453,141
Corporate Debt Securities	45,089,831	630,807	(45,028)	45,675,610
Asset Backed Securities (2)	18,568,996	301,544	(43,707)	18,826,833

Total Long-term investments	$84,812,054	$1,232,265	$(88,735)	$85,955,584

Total	$114,157,963	$1,236,697	$(90,035)	$115,304,625

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2013 and 2012.
(2)	Asset backed securities have investment grade credit ratings.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (Continued)

As of December 31, 2013, the estimated fair values of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	$29,634,815
One year to two years	18,959,159
Two years to three years	13,126,825
Three years to four years	9,266,503
Four years to five years	4,367,250

Total	$75,354,552

9.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2013, 2012 and 2011, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).

As of December 31, 2013 and 2012, there were 44,153,473 and 44,150,920 shares of common stock issued and outstanding with a par value of $0.001 per share, respectively.

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

10.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2013, 2012 and 2011, the Company has no preferred stock subscribed and or issued.

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

On September 27, 2013, the Board, upon the recommendation of the compensation committee of the Board, adopted a new director compensation program (the “New Director Compensation Program”) that sets compensation for the Company’s outside directors for the period of June 2013 to June 2016. The New Director Compensation Program, which became effective as of June 2013, provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award. The non-adjustable Board service award consists of a fixed cash payment of $50,000. The adjustable Board service award consists of a fixed cash amount of $70,000 multiplied by the quotient of (a) the average closing sale price of the Company’s share on the NASDAQ Global Market during the 30-trading day period preceding the Annual Meeting of Stockholders to be held during the respective compensation period divided by (b) the average closing sale price of the Company’s share on the NASDAQ Global Market during the 30-trading day period preceding the prior Annual Meeting of Stockholders. The New Director Compensation Program also includes a non-adjustable chair service award for committee services from June 2013 to June 2016. Under the terms of the New Director Compensation Program, the chair of each of the audit committee, the compensation committee and the nominating and corporate governance committee and the lead independent director are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $21,913, $17,531, $7,304 and $14,609, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

11.	Compensation Plan for Outside Directors (Continued)

The following table summarizes the total accrued compensation cost related to outside Directors, included in operating expenses in the accompanying consolidated statement of income, for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Chairman Fee	$55,858	$57,680	$49,471
Adjustable Award	575,242	282,703	344,427
Non-adjustable Award	322,538	242,179	176,682

	$953,638	$582,562	$570,580

12.	Stock option plan and restricted shares

Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

On June 10, 2009, the Annual Shareholders’ Meeting approved the adoption of the 2009 Equity Compensation Plan, which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” scheduled to expire in November 2009. The 2009 plan has reserved for issuance 294,529 shares of the Company’s common stock under the 1999 plan. As of December 31, 2013, there are 260,556 shares available for grant under the 1999 plan.

Stock options

Stock option awards granted under the Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2013, there are no outstanding options granted under the Plan.

There were no stock-based compensation expense related to stock options for the years ended December 31, 2013, 2012 and 2011.

Stock-based compensation expense was based on the estimated portion of the awards that are expected to vest. As of December 31, 2013, total stock-based compensation is vested.

There was no granting during the period from January 1, 2007 to December 31, 2013.

Stock option activity is as follows:

	2013		2012
		Weighted-		Weighted-
	Number of	average	Number of	average
	options	exercise price	options	exercise price
Outstanding, beginning of year	2,013	$1.50	5,813	$1.50
Exercised	(2,013)	1.50	(3,800)	1.50

Outstanding, end of the year	—	—	2,013	1.50

Exercisable, end of the year	—	$—	2,013	1.50

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

12.	Stock Option Plan and Restricted Shares (Continued)

Stock options (Continued)

The following details the outstanding options at December 31, 2012 (no options were outstanding as of December 31, 2013):

December 31, 2012
	Outstanding		Exercisable
		Weighted-average
		remaining
Exercise	Number of	contractual	Number of
price	options	life (years)	options
$1.50	2,013	1.50	2,013

	2,013	1.50	2,013

Weighted average Exercise Price
- Options outstanding	$1.50
- Options excercisable	$1.50

	December 31,	December 31,
	2013	2012
Aggregate intrinsic value
- Options outstanding	$—	$155,102
- Options exercisable	$—	$155,102

As of December 31, 2012, the aggregate intrinsic value represents the difference between the Company’s closing stock price of $78.55, and the exercise price multiplied by the number of options (outstanding and exercisable).

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

Pursuant to the Incentive Plan, if the Company is sold, the Participants are entitled to receive a “sale bonus” and a “stay bonus” as follows:

•	If the purchase price is equal or greater than $20,000,000, then Participants shall be entitled to receive i) a sale bonus equal to 5.5% of the purchase price and ii) a stay bonus equal to 7.1% of the purchase price; provided, however, that in no event shall the amount paid or payable by the purchaser considered for the Incentive Plan calculation exceed $78,335,000. Each Participant shall participate on these bonuses based on its Participation Percentage.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Management incentive bonus plan (Continued)

•	If the purchase price is less than $20,000,000, then Participants shall be entitled to receive a stay bonus equal to 7.1% of the purchase price. Each Participant shall participate on this stay bonus based on its Participation Percentage.

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2013.

14.	Income taxes

The components of pretax income in consolidated companies for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
United States	$(1,641,203)	$(753,531)	$(680,845)
Brazil	61,573,972	52,460,902	52,457,909
Argentina	46,438,235	40,466,354	23,855,329
Venezuela	36,855,421	29,620,800	16,839,295
Mexico	9,490,012	7,320,041	6,554,066
Other Countries	10,393,007	11,102,960	9,430,406

	$163,109,444	$140,217,526	$108,456,160

Income / asset tax is composed of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Foreign	$49,488,472	$39,371,170	$29,848,193
Deferred:
Federal	799,166	998,536	2,114,486
Foreign	(4,913,379)	(1,586,024)	(340,950)

	(4,114,213)	(587,488)	1,773,536

Asset Tax:	45,374,259	38,783,682	31,621,729

Foreign	208,922	87,697	38,092

Income / asset tax expense	$45,583,181	$38,871,379	$31,659,821

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2013, 2012 and 2011 to income before taxes:

	Year Ended December 31,
	2013	2012	2011
Net income before income tax	$163,109,444	$140,217,526	$108,456,160
Weighted average income tax rate	34%	33%	33%

Income tax expense at blended tax rate	$55,241,195	$46,593,938	$35,727,808
Permanent differences:
Non-deductible expenses	1,777,180	1,657,662	2,528,463
Dividend distributions	1,414,915	847,798	2,132,063
Non-taxable income (*)	(12,321,790)	(9,852,468)	(6,497,097)
Currency translation	(1,552,169)	(1,213,340)	(916,166)
Change in valuation allowance	736,910	572,790	(1,604,230)
Business Combination	34,706	—	—
True up	43,312	177,302	250,888

Income tax expense	$45,374,259	$38,783,682	$31,621,729

(*)	Includes Argentine Tax holiday described in Note 2 “Income and asset tax”

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Deferred tax assets
Allowance for doubtful accounts	$8,210,283	$5,894,658
Property and equipment, net	147,263	145,532
Accounts payable and accrued expenses	2,014,026	390,655
Payroll and social security payable	3,960,481	2,581,787
Other liabilities	—	654,535
Foreign exchange effect	22,714	—
Customer lists	47,929	54,943
Taxes payable	1,058,659	1,267,713
Provisions	3,553,360	3,071,331
Foreign tax credit	668,659	2,414,440
Tax loss carryforwards	2,451,524	3,653,373

Total deferred tax assets	22,134,898	20,128,967

Valuation allowance	(3,089,113)	(3,226,177)

Total deferred tax assets, net	19,045,785	16,902,790

Deferred tax liabilities
Unrealized net gains on investments	(10,767)	(392,048)
Property and equipment, net	(2,883,458)	(3,145,196)
Customer lists	(45,963)	(104,686)
Non compete agreement	(26,019)	(54,391)
Outside basis dividends	(668,659)	(3,538,970)
Trademarks	(1,693,256)	(1,723,133)
Other liabilities	(11,237)	—
Foreign exchange effect	—	(16,866)

Total deferred tax liabilities	(5,339,359)	(8,975,290)

Net deferred tax assets	$13,706,426	$7,927,500

The total amount of $13,706,426 for the year ended December 31, 2013, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $16,030,880, $3,014,905 and $5,339,359, respectively.

The total amount of $7,927,500 for the year ended December 31, 2012, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $11,040,543, $5,862,247 and $8,975,290, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (Continued)

As of December 31, 2013, consolidated loss carryforwards for income tax purposes were $7,666,353. If not utilized, tax loss carryforwards will begin to expire as follows:

2014	$3,622
2015	843,246
2016	373,710
2017	—
Thereafter	1,859,185
Without due dates	4,586,590

Total	$7,666,353

At the applicable tax rates, the above loss carryforwards amount to a tax loss carryforward of $2,451,524 that the Company estimates will be starting to use in 2014.

During the year ended December 31, 2013, the Company reduced $156,851 related to the valuation allowance of certain subsidiaries, acquired in 2008. In addition, during that same year, the Company increased the valuation allowance relating to Argentine operation by $290,561 as a consequence of the assessment of the recoverability of certain deferred tax assets in such jurisdiction.

During the year ended December 31, 2012, the Company reduced $240,653 related to valuation allowance of certain subsidiaries, acquired in 2008. In addition, during that same year, the Company increased the valuation allowance relating to Argentine operation by $581,233 as a consequence of the assessment of the recoverability of certain deferred tax assets in such jurisdiction.

During the year ended December 31, 2011, the Company reversed $1,955,723 related to certain foreign and domestic valuation allowances based on the assessment that it was more likely than not that the deferred tax asset would be realized.

The Company has not considered $ 155.3 million of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2013 in calculating deferred income taxes. In determining the amount of non-U.S. subsidiaries undistributed earnings for that calculation, the Company does not consider a portion of the non-U.S. subsidiaries earnings as of December 31, 2013 to be subject to U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in its international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. The Company does not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on its operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in its foreign operations, which the Company is allowed to compute for domestic income tax purposes.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of December 31, 2013, the Company had established reserves for proceeding-related contingencies of $3.330.108 to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. In addition, as of December 31, 2013 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4.013.435.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of December 31, 2013, 624 legal actions were pending in the Brazilian ordinary courts. In addition, as of December 31, 2013, there were 3,149 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

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

Litigation and Other Legal Matters (Continued)

Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. Vintage appealed the decision of the State Court of Appeals of the State of São Paulo to the Brazilian Federal Superior Court of Justice. As of December 31, 2013, the decision on the appeal regarding our subsidiary’s non-responsibility was still pending on the Superior Court, therefore, the preliminary injunction is still enforceable. In the opinion of the Company and its legal counsel, as of December 31, 2013, the amount of $3.5 million was not reserved since, $3.1 million was considered remote and $0.4 million was considered reasonably possible but not probable.

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries in the 31th Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000 per day. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief to the State Court of Appeals of São Paulo on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On March 23, 2011, the Company’s appeal regarding the injunction granted to Citizen was ruled in favor of the Brazilian subsidiaries. On May 4, 2011, Citizen presented a motion to clarify the decision but it was dismissed on March 14, 2012. On May 28, 2012, the Plaintiff filed a special recourse related to the injunction relief to the State Court of Appeals, and the Brazilian subsidiaries presented their defense on August 16, 2012 which was not admitted. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. On January 9, 2013, Citizen presented a motion to request the appeal to be ruled by the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). On March 1, 2013, the Company presented its response to that appeal. On August 27, 2013, the Brazilian Superior Court of Justice ruled against Citizen’s appeal. The Superior Court of Justice ruled that the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users and that they should comply with the “notice and take down” procedure it already have in place. On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. The Brazilian subsidiaries must present its responses to Citizen’s Extraordinary Appeal in the next few weeks. As of December 31, 2013 the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

State of São Paulo Fraud Claim

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that the Brazilian subsidiary shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering the Brazilian subsidiary to remove from the Terms of Service of the Brazilian website any provision limiting the Company’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court, which was not granted. On September 29, 2009 the Company presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. As of December 31, 2013, the decision on the appeal was still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 10.4 million or $4.4 million, according to the exchange rate at December 31, 2013, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of December 31, 2013, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

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

City of São Paulo Tax Claim (Continued)

of Taxes ruled against the Company´s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$ 41 million or $17.5 million, according to the exchange rate at December 31, 2013. On January 28, 2014 São Paulo Municipal Council was summoned and as of the date of these financial statements São Paulo Municipal Council has not presented its defense.

In January 2005 the Brazilian subsidiary moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore the Company believes that has strong defenses to the claims of the São Paulo authorities with respect to these periods. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, has not reserved any provisions for these claims.

The collection date of the legal deposits cannot be determined since it will depend on the actual duration of the related legal proceedings.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $2.2 million, according to the exchange rate at December 31, 2013. On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. On August 24, 2012 the Company presented its appeal to the Board of Tax Appeals (CARF - Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The decision is yet to be published, but it will be subject to an appeal to the Superior Administrative Court of Tax Appeals. The Company’s management and its legal counsel believe that the tax position adopted is more likely than not, based on the technical merits of the tax position, that it will be sustained, and as a result, MercadoLivre has not recorded any liability for this claim.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judges ruled in favor of the Company and dismissed the claim against the Company. The Public Prosecutor appealed the decision and the Company presented its defense on December 12, 2012. On April 9, 2013,

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

State of Rio de Janeiro Customer Service Level Claim (Continued)

the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and the Company presented its response on July 2, 2013. As of December 31, 2013, the Brazilian Superior Court of Justice ruling was still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

State of Rio Grande do Sul Service Claim

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. As of the date of these financials statements the Company’s defense and appeal against the preliminary injunction was not presented. In the opinion of the Company’s management the risk of losing the case is reasonably possible, but not probable.

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

Operating leases

The Company has leases for office space in the various countries in which it operates. Total rental expense amounted to approximately $3,043,604, $2,441,866 and $2,275,171 for the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2014	$2,811,926
For the year ended December 31, 2015	688,379
For the year ended December 31, 2016	268,740
Thereafter	—

$3,769,045

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

Capital leases

In 2010, 2011 and 2012 the Company through its subsidiaries signed car lease contracts to buy cars for certain employees. The remaining liability related to these lease contracts amount to $21,962 and mature in October and November 2014.

Employment Contracts

Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $1,650,000 per year, a performance based estimated bonus aggregating to approximately $1,400,000 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.

Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in note 16. Under the 2009 Plan the executive officers of the Company will receive approximately $1,932,000 in a period of 3 years and 3 months. Under the 2010 Plan the executive officers of the Company will receive approximately $3,913,000 in a period of 4 years and 3 months. Under the 2011 Plan the executive officers of the Company will receive approximately $4,702,000 in a period of 5 years and 3 months. Under the 2012 Plan the executive officers of the Company will receive approximately $5,693,000 in a period of 6 years and 3 months. Finally, under the 2013 Plan the executive officers of the Company will receive approximately $12,975,000 in a period of 5 years and 3 months. In all cases, the estimated amount has been calculated considering the Company’s closing stock price as of December 31, 2013.

Loans payable and other financial liabilities

In September 2013, the Company through its Venezuelan subsidiary obtained an unsecured line of credit from a Venezuelan bank to fund a portion of the purchase price relating to our acquisition of a new office building in Caracas, Venezuela. As of December 31, 2013, amounts outstanding under the unsecured line of credit were BF$80,115,000 or $12,716,667. The unsecured line of credit bears interest at a fixed rate of 13% per annum and matures in twelve months.

Additionally, during last quarter of 2013, the Company through its Argentine subsidiary obtained two unsecured lines of credit from two Argentinean banks, denominated in Argentinean pesos, to fund the acquisition of office equipment in Buenos Aires. As of December 31, 2013, amounts outstanding under these unsecured lines of credit were AR$ 20,358,655 or $3,122,014. The unsecured lines of credit bear interest fixed rates of 15.25% per annum and the last maturity date is in 48 months. One of the loan agreements include certain covenants and commitments which, in case of non-compliance would cause the loans to be payable immediately, and which main provisions include that the Argentine subsidiary should obtain prior bank approval for any business combination involving such subsidiary, limitations for certain property sales and the commitment to maintain certain indebtedness ratios and minimum net worth.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long term retention plan

On August 8, 2008, the board of directors approved an employee retention program (LTRP) that would be payable 50% in cash and 50% in shares, in addition to the annual salary and bonus of certain executives. Payments were to be made in the first quarter on annual basis according to the following vesting schedule:

•	Year 1 (2008): 17%

•	Year 2 (2009): 22%

•	Year 3 (2010): 27%

•	Year 4 (2011): 34%

The shares granted for the 2008 LTRP were valued at the grant-date fair market value of $36.8 per share. As of December 31, 2012, the Company fully paid the 2008 LTRP.

For the year ended December 31, 2013, there was not related accrued compensation expense. For the year ended December 31, 2012, the related accrued compensation expense was $20,595 corresponding $11,036 to the share portion of the award credited to Additional Paid-in Capital and $9,559 to the cash portion. For the year ended December 31, 2011, the related accrued compensation expense was $98,451 corresponding $49,246 to the share portion of the award credited to Additional Paid-in Capital and $49,205 to the cash portion included in the Balance Sheet as Payroll and social security payable.

The following table summarizes the number of shares for each of the following groups:

	December 31,	December 31,
Number of Shares	2012	2011
Granted	21,591	21,591
Non-vested at the beginning of the year	5,100	10,163
Non-vested at the end of the year	—	5,100
Forfeited	4,218	4,218
Vested and paid to the employees	17,373	12,273
Outstanding	—	5,100

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

The 2013 LTRP will be paid in 6 equal annual quotas (16.67% each) commencing on March 31, 2014. Each quota is calculated as follows:

•	8.333% of the amount is calculated in nominal terms (“the nominal basis share”),

•	8.333% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2012. The average closing stock price for the 2013 LTRP amounted to $79.57 (“the variable share”).

	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)
Outstanding LTRP 2009	4,305,518	1.75	3,854,742	2.25	5,070,581	2.75
Outstanding LTRP 2010	2,884,551	2.25	3,461,461	2.75	3,818,221	3.25
Outstanding LTRP 2011	4,093,119	2.75	3,288,647	3.25	3,754,634	3.75
Outstanding LTRP 2012	4,806,997	3.25	3,800,492	3.75	—	—
Outstanding LTRP 2013	10,167,959	2.75	—	—	—	—

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long Term Retention Plan (Continued)

The 2009, 2010, 2011, 2012 and 2013 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to stay in the Company at the payment date.

The variable share compensation cost of the 2009, 2010, 2011, 2012 and 2013 LTRP is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment date. The 2009, 2010, 2011, 2012 and 2013 LTRP nominal basis portion is recognized in straight line bases using the equal annual accrual method.

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
LTRP 2008	—	20,595	98,451
LTRP 2009	1,562,957	587,106	1,457,838
LTRP 2010	1,611,521	1,006,740	1,330,238
LTRP 2011	1,698,285	1,236,275	1,519,760
LTRP 2012	2,013,011	1,603,142	—
LTRP 2013	4,759,303	—	—

	$11,645,077	$4,453,858	$4,406,287

17.	Related Party Transactions

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

Curtidos San Luis S.A.

Until February 22, 2011, the Company leased office space from Curtidos San Luis S.A.

Immediate families of Marcos Galperin (CEO) are managers and shareholders of the controlling company of Curtidos San Luis S.A. After February 14, 2011, the Company’s Argentine subsidiary moved its headquarters and Argentine operation offices to a new own office building located in the City of Buenos Aires. During the years ended December 31, 2013, 2012 and 2011, the Company recognized expenses from Curtidos San Luis S.A. totaling $nil, $nil and $253,924 respectively. As of December 31, 2012, the Company had recovered the last portion of the lease contract escrow for $16,553.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	Related Party Transactions (Continued)

During the year ended December 31, 2012, the Company bought VAT credits from Curtidos San Luis S.A. The Company recognized a gain for $24,472 related to the discount received in the transaction. As of December 31, 2013, there are no receivables related to these transactions.

18.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2013, 2012 and 2011:

		Charged /
	Balance at	credited to	Charges	Balance
	beginning of	Net income /	Utilized /	at end of
	year	(loss)	Write-offs	year
Allowance for doubtful accounts
Year ended December 31, 2011	11,560,568	17,560,508	(13,169,579)	15,951,497
Year ended December 31, 2012	15,951,497	17,280,243	(20,285,663)	12,946,077
Year ended December 31, 2013	12,946,077	19,093,704	(13,044,977)	18,994,804

Credit cards receivable allowance for chargebacks
Year ended December 31, 2011	133,632	1,376,361	(1,304,886)	205,107
Year ended December 31, 2012	205,107	414,145	(458,794)	160,458
Year ended December 31, 2013	160,458	877,312	(28,699)	1,009,071

Tax valuation allowance
Year ended December 31, 2011	4,818,253	(1,878,518)	(54,139)	2,885,596
Year ended December 31, 2012	2,885,596	837,473	(496,892)	3,226,177
Year ended December 31, 2013	3,226,177	398,223	(535,287)	3,089,113

Contingencies
Year ended December 31, 2011	1,648,534	2,178,717	(2,062,009)	1,765,242
Year ended December 31, 2012	1,765,242	2,700,988	(1,666,033)	2,800,197
Year ended December 31, 2013	2,800,197	3,358,538	(2,828,627)	3,330,108

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

19.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2013, 2012 and 2011:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013

Net Revenues	$102,725,747	$112,183,360	$123,055,431	$134,630,171
Gross profit	74,076,580	81,106,149	88,910,442	98,424,659
Net Income	17,522,591	30,021,018	29,146,247	40,836,407
Net Income per share-basic	0.40	0.67	0.66	0.93
Net Income per share-diluted	0.40	0.67	0.66	0.93
Weighted average shares
Basic	44,151,323	44,152,933	44,152,933	44,153,185
Diluted	44,151,357	44,152,933	44,152,933	44,153,185

2012

Net Revenues	$83,736,006	$88,844,059	$97,266,784	$103,754,645
Gross profit	62,639,709	64,951,178	71,573,179	76,351,784
Net Income	19,637,038	25,394,824	26,067,897	30,246,388
Net Income per share-basic	0.45	0.57	0.59	0.69
Net Income per share-diluted	0.45	0.57	0.59	0.69
Weighted average shares
Basic	44,142,076	44,147,999	44,150,387	44,150,920
Diluted	44,147,796	44,152,133	44,157,321	44,152,895

2011

Net Revenues	$61,459,668	$69,378,160	$81,628,144	$86,465,653
Gross profit	47,127,964	52,439,042	61,567,671	65,741,114
Net Income	14,057,634	14,820,826	26,296,449	21,621,431
Net Income per share-basic	0.32	0.34	0.60	0.47
Net Income per share-diluted	0.32	0.34	0.60	0.47
Weighted average shares
Basic	44,131,383	44,138,105	44,141,925	44,142,020
Diluted	44,147,667	44,152,296	44,151,218	44,152,658

20.	Cash Dividend Distribution

During the fiscal year ended December 31, 2013, the Company approved cash dividends for a total amount of $25.2 million or $0.572 per share, which had all been paid as of the year-end, except for the one approved in October 2013, consisting of $6.3 million or $0.143 per share, which was paid on January 15, 2014.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

20.	Cash Dividend Distribution (Continued)

During the fiscal year ended December 31, 2011, the Company approved cash dividends for a total amount of $14.1 million or $0.32 per share, which had all been paid as of the year- end, except for the one approved in October 2011, consisting of $3.5 million or $0.08 per share, which was paid on January 17, 2012.

During the fiscal year ended December 31, 2012, the Company approved cash dividends for a total amount of $19.2 million or $0.436 per share, which had all been paid as of the year- end, except for the one approved in October 2012, consisting of $4.8 million or $0.109 per share, which was paid on January 15, 2013.

On February 27, 2014, the board of directors approved a quarterly cash dividend of $7.3 million (or $0.166 per share) on our outstanding shares of common stock. The first quarterly dividend is payable on April 15, 2014 to stockholders of record as of the close of business on March 31, 2014.

21.	Subsequent events

Exchange market developments in 2014 in Argentina

During January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to about 8 Argentinean Pesos per U.S. dollar. Had the abovementioned devaluation occurred on December 31, 2013, the reported net assets in Argentina would have decreased approximately between $14.0 million to $15.0 million with the related impact in Other Comprehensive Income. Additionally, the Company would have recorded a foreign exchange gain between $3.5 million and $4.5 million in its Argentinean subsidiaries.

Exchange market developments in 2014 in Venezuela

Effective January 24, 2014, the Venezuelan government enacted important changes to the country’s foreign exchange system. While still retaining the CADIVI rate of 6.3 BsF to 1 USD, the new rule (“Exchange agreement # 25”) announces that the activities of CADIVI will be gradually assumed by the “National Foreign trade center”, and it expands from that date the types of transactions and businesses that are to be subject to the SICAD auction process, now including, among others, payments to foreign parties for imports of services, leasing, trademarks, licensing, franchising, networks services, telecoms soft and hardware, international investments (which include dividends), royalties and payments for imports of technology and technical assistance. The exchange rate determined at recent auctions was approximately 11.8 BsF to 1 USD.

As a result of the above described change in regulations, the Company will have to use the auction resulting SICAD exchange rate to re-measure the Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities from January 2014, which management

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

21.	Subsequent events (Continued)

estimates would result in a loss of approximately between $1.5 million and $2.5 million to be recorded in the first quarter of fiscal year 2014. Also, the use of the SICAD exchange rate from fiscal year 2014 implies that the company´s revenues and costs will be re-measured using the auction resulting rate, which would vary from auction to auction.

On February 19, 2014, the Venezuelan Government issued Decree N° 798 which would allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered, by individuals and companies such as Petroleos de Venezuela, S.A. (the oil state-owned corporation of Venezuela), the Central Bank of Venezuela and other public entities authorized by the Ministry of Finance. The purchase/sale of foreign currency through this mechanism would be regulated by “Foreign Exchange Agreements” to be issued by the Government. At the date of issuance of these financial statements, the regulatory decree that should establish the details of how such mechanism would work has not yet been issued.

New Law of “Costs, Earnings, and Fair Profits”

In November 2013 the Venezuelan Congress approved an “enabling law” granting the president of Venezuela the authority to enact laws and regulations in certain policy areas by decree. This authority includes the ability to restrict profit margins and impose greater controls on foreign exchange and the production, import, and distribution of certain goods. Among other actions, the president has used this decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014 and, among other provisions, authorizes the Venezuelan government to set “fair prices” and maximum profit margins in the private sector. The Company will assess the potential effects of this new law as the detailed provisions for its implementation are issued.

*      *      *      *