Form 10-Q
period 2014-03-31
MERCADOLIBRE INC
filed 2014-05-09
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

44,153,892 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 6, 2014.

MERCADOLIBRE, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	2

Interim Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2014 and 2013	3

Interim Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2014 and 2013	4

Interim Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and 2013	5

Notes to Interim Condensed Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	50

Item 4 — Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	56

Item 1A — Risk Factors	58

Item 6 — Exhibits	59

INDEX TO EXHIBITS	61

Exhibit 3.1

Exhibit 3.2

Exhibit 10.1

Exhibit 10.2

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of March 31, 2014 and December 31, 2013

and for the three-month periods

ended March 31, 2014 and 2013

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$131,139,549	$140,285,104
Short-term investments	87,390,844	76,593,214
Accounts receivable, net	30,331,297	25,884,260
Credit cards receivables, net	54,322,496	52,045,851
Prepaid expenses	4,554,266	3,836,081
Deferred tax assets	20,809,295	16,030,880
Other assets	8,663,385	11,488,845

Total current assets	337,211,132	326,164,235
Non-current assets:
Long-term investments	45,001,998	45,719,737
Property and equipment, net	129,464,927	131,371,909
Goodwill	51,959,430	55,101,218
Intangible assets, net	6,393,604	6,591,585
Deferred tax assets	2,906,037	3,014,905
Other assets	24,921,540	24,399,184

Total non-current assets	260,647,536	266,198,538

Total assets	$597,858,668	$592,362,773

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$36,582,107	$34,405,333
Funds payable to customers	132,368,104	129,038,663
Salaries and social security payable	26,094,290	23,182,811
Taxes payable	16,788,250	17,854,110
Loans payable and other financial liabilities	7,677,659	13,370,823
Dividends payable	7,329,546	6,313,869

Total current liabilities	226,839,956	224,165,609
Non-current liabilities:
Salaries and social security payable	6,054,510	9,185,269
Loans payable and other financial liabilities	1,812,047	2,489,819
Deferred tax liabilities	5,511,531	5,339,359
Other liabilities	3,775,268	3,699,109

Total non-current liabilities	17,153,356	20,713,556

Total liabilities	$243,993,312	$244,879,165

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	$4,000,000	$4,000,000

Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,153,892 and 44,153,473 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	$44,154	$44,153
Additional paid-in capital	120,595,008	121,562,193
Treasury stock	—	(1,012,216)
Retained earnings	333,404,534	310,345,448
Accumulated other comprehensive loss	(104,178,340)	(87,455,970)

Total Equity	349,865,356	343,483,608

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$597,858,668	$592,362,773

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the three-month periods ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net revenues	$115,382,319	$102,725,747
Cost of net revenues	(31,539,665)	(28,649,167)

Gross profit	83,842,654	74,076,580

Operating expenses:
Product and technology development	(12,257,198)	(9,382,389)
Sales and marketing	(22,351,958)	(22,337,937)
General and administrative	(15,232,411)	(13,785,070)

Total operating expenses	(49,841,567)	(45,505,396)

Income from operations	34,001,087	28,571,184

Other income (expenses):
Interest income and other financial gains	3,035,630	3,394,006
Interest expense and other financial losses	(1,027,180)	(360,352)
Foreign currency gains (losses)	3,093,471	(6,249,714)
Other losses, net	—	(3,733)

Net income before income / asset tax expense	39,103,008	25,351,391

Income / asset tax expense	(8,775,055)	(7,828,800)

Net income	$30,327,953	$17,522,591

Less: Net Income attributable to Redeemable Noncontrolling Interest	63,980	42,338

Net income attributable to MercadoLibre, Inc. shareholders	$30,263,973	$17,480,253

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Basic EPS
Basic net income attributable to MercadoLibre, Inc.
Shareholders per common share	$0.69	$0.40

Weighted average of outstanding common shares	44,153,818	44,151,323

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc.
Shareholders per common share	$0.69	$0.40

Weighted average of outstanding common shares	44,153,818	44,151,357

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the three-month period ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Net income	$30,327,953	$17,522,591

Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(16,610,570)	(781,828)
Unrealized net gains on available for sale investments	38,329	528,339
Less: reclassification adjustment for gains on available for sale investments included in net income	(25,467)	(759,565)

Net change in accumulated other comprehensive loss, net of income tax	(16,597,708)	(1,013,054)

Total Comprehensive Income	$13,730,245	$16,509,537

Less: Comprehensive (loss) income attributable to Redeemable Noncontrolling Interest	72,079	219,854

Comprehensive Income attributable to MercadoLibre, Inc. Shareholders	$13,658,166	$16,289,683

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statement of Cash Flows

For the three-month periods ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$30,263,973	$17,480,253
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to Redeemable Noncontrolling Interest	63,980	42,338
Net Devaluation (Gain) Loss in Venezuela and Argentina	(2,657,792)	6,420,929
Depreciation and amortization	3,519,100	2,621,339
Accrued interest	(2,019,040)	(2,531,301)
LTRP accrued compensation	765,775	1,710,752
Deferred income taxes	(4,675,345)	(140,238)
Changes in assets and liabilities:
Accounts receivable	(9,409,832)	(994,003)
Credit Card Receivables	(9,870,986)	(5,734,899)
Prepaid expenses	(961,907)	(1,069,904)
Other assets	924,587	(4,595,498)
Accounts payable and accrued expenses	11,754,682	2,243,694
Funds payable to customers	7,365,588	8,854,986
Other liabilities	318,251	2,297,188
Interest received from investments	2,245,543	3,485,861

Net cash provided by operating activities	27,626,577	30,091,497

Cash flows from investing activities:
Purchase of investments	(386,755,370)	(136,522,055)
Proceeds from sale and maturity of investments	379,720,253	146,413,859
Payment for acquired businesses, net of cash acquired	—	(3,224,162)
Purchases of intangible assets	(144,479)	—
Purchases of property and equipment	(6,966,127)	(2,861,295)

Net cash (used in) provided by investing activities	(14,145,723)	3,806,347

Cash flows from financing activities:
Payments on loans payable and other financial liabilities	(582,157)	—
Dividends paid	(6,313,869)	(4,812,396)
Stock options exercised	—	3,020

Net cash used in financing activities	(6,896,026)	(4,809,376)

Effect of exchange rate changes on cash and cash equivalents	(15,730,383)	(8,410,089)

Net (decrease) increase in cash and cash equivalents	(9,145,555)	20,678,379
Cash and cash equivalents, beginning of the period	140,285,104	101,489,002

Cash and cash equivalents, end of the period	$131,139,549	$122,167,381

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in Delaware in October 1999. MercadoLibre is a Latin American e-commerce and payments-platform. MercadoLibre is an e-commerce enabler whose mission is to build the necessary online and technology tools to allow practically anyone to trade almost anything in Latin America. MercadoLibre enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), a Latin American online marketplace, which allows users to buy and sell in most of the Latin America countries; through MercadoPago, which enables individuals and businesses to send and receive online payments; through MercadoClics, which facilitates the advertising service to large retailers and brands to promote their product and services on the web; and through MercadoShops which facilitates users to set-up, manage promote their own on-line web-stores. Additionally, during 2013 the Company launched the MercadoEnvios service, to facilitate the shipping of goods from sellers to buyers.

As of March 31, 2014, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A.

MercadoPago is currently available to users in each of Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. Ownership interests of minority interests are recorded as noncontrolling interest. These interim condensed consolidated financial statements are stated in U.S. dollars. Intercompany transactions and balances have been eliminated for consolidation purposes.

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.4% and 99.7% of the consolidated amounts during the three-month periods ended March 31, 2014 and 2013 respectively. Long-lived assets and Goodwill located in the foreign operations totaled $176,636,954 and $183,922,432 as of March 31, 2014 and December 31, 2013, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2014 and December 31, 2013. These financial statements also show the Company’s consolidated statements of income, of comprehensive income and of cash flows for the three-month periods ended March 31, 2014 and 2013. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Basis of presentation (Continued)

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the three-month period ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period.

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using the period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

According to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar were the functional currency for such operation.

In February 2013, the Government of Venezuela eliminated the SITME, which was a former system that allowed companies limited access to foreign currencies for payments to foreign suppliers, and devalued the official exchange rate to 6.3 BsF per U.S. dollar. The devaluation required re-measurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities at that rate from February 2013 and the mentioned devaluation generated a foreign currency loss amounting to approximately $6.4 million in the first quarter of 2013.

On March 19, 2013, the Venezuelan Central Bank (BCV) announced the creation of the Sistema Complementario de Administración de Divisas (“SICAD 1”), which acts jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within that system, a company has to be registered at the Registro Automatizado (Automatized Register, or “RUSAD”), and the acquisition of foreign currencies under this system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered was 6.30 BsF per U.S. dollar.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

During December 2013, the Venezuelan regulation that created the SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such us but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Government, which does not include those relating to the company´s business. So, SICAD 1 is now the primary system to which the company will have to request US dollars to settle its transactions. As a result, the exchange rate the Company uses to re-measure its net monetary asset position and BsF transactions of our Venezuelan operations from January 24, 2014 is the SICAD 1 exchange rate. As of March 31, 2014, the SICAD 1 exchange rate was 10.7 BsF per U.S. dollar. The average exchange rate of the first quarter of 2014 was 10.1 BsF per U.S. dollar. At the date of issuance of these interim condensed consolidated financial statements, the published SICAD 1 exchange rate is 10.0 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that would allow the purchase of foreign currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the Central Bank of Venezuela and other public entities authorized by the Ministry of Finance. The Venezuelan government has published operating rules for the new exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. The Venezuelan government has indicated that all industry sectors would be able to access SICAD 2. As of March 31, 2014, the SICAD 2 variable exchange rate was 49.81 BsF per U.S. dollar. Although the average rate transacted is being published daily by the Venezuelan Central Bank, there is no information about volumes being transacted and SICAD 2 is considered an alternative mechanism for the entities admitted under SICAD 1.

SICAD 2 does not eliminate or change the official rate of 6.3 BsF per U.S. dollar or the SICAD 1 above-described mechanism. According to current Venezuelan Central Bank regulations, SICAD 1 is still the primary channel to obtain foreign currencies to settle the kind of transactions the Company’s conducts in Venezuela, and for dividend distributions. At the date of this report, it is the Company’s intent to settle transactions requiring conversion to U. S. dollars through the SICAD 1 system, and did not settle transactions through SICAD 2.

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

Foreign currency translation (Continued)

distributions from our Venezuelan subsidiaries. As of the date of these financial statements, the Company has not obtained U.S. dollars at the official exchange rate, SICAD 1 or SICAD 2 but it expects to be able to access SICAD 1. Our Venezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions. The Company has not distributed dividends from our Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2014 and December 31, 2013 and net revenues for the three-month periods ended March 31, 2014 and 2013:

	Three-month period ended March 31,
	2014	2013
Venezuelan operations
Net Revenues	$19,356,587	$15,130,551

	March 31, 2014	December 31, 2013

Assets	125,455,211	126,873,804
Liabilities	(51,591,061)	(62,437,338)

Net Assets	$73,864,150	$64,436,466

As of March 31, 2014, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 21.1% of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 8.7% of our consolidated cash and investments.

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

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the three-month period ended March 31, 2014, the reported net assets in Argentina decreased in $14,625,451 with the related impact in Other Comprehensive Income and the Company recognized a foreign exchange gain of $4,597,510.

Income Tax Holiday in Argentina

According to Argentine law, from fiscal year 2008, the Company’s Argentine subsidiary has been a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, thus resulting in an effective tax rate in Argentina lower than the income tax law statutory rate. The law expires in September of 2014. As a consequence, the average tax rate for 2014 would be approximately 22% as we expect no income tax holiday during last quarter of fiscal year 2014.

Aggregate tax relief totaled $2,102,342 and $2,493,849 for the three-month periods ended March 31, 2014 and 2013, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.05 and $0.06 for the three-month periods ended March 31, 2014 and 2013, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Income Tax Holiday in Argentina (Continued)

In addition, during fiscal year 2013 the Company acquired a software development company (see Note 4), located in the Province of Cordoba, Argentina, which is also beneficiary of the aforementioned income tax holiday, however the total benefit obtained is immaterial. If the Company had not been granted the Argentine tax holiday, it would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

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

The Industry Secretary resolution which rules, among other provisions, on the mechanism to file the information to obtain the benefits derived from the new software development law was issued in late February 2014, and the Company is currently analyzing its provisions for both applying to qualify under the new law, and the potential effects that this new rule may have on the benefits received under the current law.

Accumulated other comprehensive income

The following tables summarize the changes in accumulated balances of other comprehensive income for the three-month period ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013

Foreign currency translation	$(104,216,669)	$(87,481,437)
Unrealized gains on investments	55,210	36,626
Estimated tax loss on unrealized gains on investments	(16,881)	(11,159)

	$(104,178,340)	$(87,455,970)

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Accumulated other comprehensive income (Continued)

	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
Balances as of December 31, 2013	$36,626	$(87,481,437)	$(11,159)	$(87,455,970)
Other comprehensive income before reclassification adjustments for gains on available for sale investments	55,210	(16,735,232)	(16,881)	(16,696,903)
Amount of gain (loss) reclassified from accumulated other comprehensive income to net income	$(36,626)	—	$11,159	(25,467)

Net current period other comprehensive income	18,584	(16,735,232)	(5,722)	(16,722,370)

Balances as of March 31, 2014	$55,210	$(104,216,669)	$(16,881)	$(104,178,340)

Details about Accumulated Other Comprehensive Income Components for the three-month period ended March 31, 2014	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income

Unrealized gains on investments	$36,626	Interest income and other financial gains

Estimated tax loss on unrealized gains on investments	(11,159)	Income / asset tax expense

Total reclassifications for the period	$25,467	Total, net of income taxes

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

Recently issued accounting pronouncements

In April 2014, the FASB issued the Accounting Standards Update (“ASU”) N° 2014-8, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU (1) expands the disclosure requirements for disposals that meet the definition of s discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) defines “discontinued operations” similarly to how it is defined under IFRS 5, “Non-current Assets Held for Sale and Discontinued Operations”. The standard is required to be adopted in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flows.

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net income available to common shareholders attributable to common stock for the period, and the corresponding adjustment attributable to changes in redeemable non-controlling interest, by the weighted average number of common shares outstanding during the period.

Diluted earnings per share for the Company’s common stock assume the exercise of outstanding stock options, under the Company’s stock based employee compensation plan.

The following table shows how net income is allocated using the two-class method for earnings per common share for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted

Net income	$30,327,953	$30,327,953	$17,522,591	$17,522,591

Net loss (income) attributable to noncontrolling interests	(63,980)	(63,980)	(42,338)	(42,338)

Change in redeemable amount of noncontrolling interest	60,679	60,679	215,960	215,960

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$30,324,652	$30,324,652	$17,696,213	$17,696,213

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share (Continued)

Net income per share of common stock is as follows for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted

Net income attributable to MercadoLibre, Inc. Shareholders per common share	$0.69	$0.69	$0.40	$0.40

Numerator:

Net income attributable to MercadoLibre, Inc. Shareholders	$30,324,652	$30,324,652	$17,696,213	$17,696,213

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,153,818	44,153,818	44,151,323	44,151,323
Adjustment for stock options	—	—	—	34

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,153,818	44,153,818	44,151,323	44,151,357

For the three-month periods ended March 31, 2014 and 2013, there were no anti-dilutive shares that should have been excluded from the calculation of diluted net income per common share.

4.	Business combinations, goodwill and intangible assets

Business combinations

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

The above mentioned escrow for the continuing employment relationship of $547,945 is expensed over the 36-months period or a lesser period of time if certain other conditions determined in the Selling and Purchase Agreement (SPA) occur. The escrow will be released at the end of such period, together with the accrued interest.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, goodwill and intangible assets (Continued)

Business combinations (Continued)

The Company’s interim condensed consolidated statement of income includes the results of operations of the acquired business as from March 22, 2013. The net revenues and net loss of the acquiree included in the Company’s consolidated statement of income as of December 31, 2013 since the acquisition amounted to $524,965 and $7,562, respectively.

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

The Company recognized goodwill for this acquisition based on management expectation that the acquired businesses will expand and improve the Company’s business.

Goodwill is not deductible for tax purposes.

See additionally Note 11, “Subsequent events” for further information.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, goodwill and intangible assets (Continued)

Business combinations (Continued)

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	March 31, 2014	December 31, 2013

Goodwill	$51,959,430	$55,101,218

Intangible assets with indefinite lives
- Trademarks	5,224,271	5,238,090
Amortizable intangible assets
- Licenses and others	3,080,543	3,430,003
- Non-compete agreement	979,402	1,025,605
- Customer list	1,484,131	1,568,190

Total intangible assets	$10,768,347	$11,261,888
Accumulated amortization	(4,374,743)	(4,670,303)

Total intangible assets, net	$6,393,604	$6,591,585

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2014 and the year ended December 31, 2013 are as follows:

	Period ended March 31, 2014
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of the period	$10,366,018	$14,676,145	$6,520,194	$11,376,140	$5,251,667	$5,506,062	$1,404,992	$55,101,218
- Effect of exchange rates changes	138,486	(2,775,163)	(317,050)	(68,795)	—	(115,016)	(4,250)	(3,141,788)

Balance, end of the period	$10,504,504	$11,900,982	$6,203,144	$11,307,345	$5,251,667	$5,391,046	$1,400,742	$51,959,430

	Year ended December 31, 2013
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063
- Business Acquisition	1,307,644	659,159	—	186,806	405,637	69,385	40,030	2,668,661
- Effect of exchange rates changes	(1,647,907)	(4,872,108)	(595,017)	(215,446)	—	(460,459)	(142,569)	(7,933,506)

Balance, end of the year	$10,366,018	$14,676,145	$6,520,194	$11,376,140	$5,251,667	$5,506,062	$1,404,992	$55,101,218

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $158,742 and $220,859 for the three-month periods ended March 31, 2014 and 2013, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, goodwill and intangible assets (Continued)

Goodwill and intangible assets (Continued)

The estimated aggregate amortization expense for each of the five succeeding fiscal years, as of March 31, 2014 is as follows:

For year ended 12/31/2014	$435,454
For year ended 12/31/2015	501,505
For year ended 12/31/2016	211,716
Thereafter	20,658

$1,169,333

5.	Segment reporting

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$52,434,098	$27,961,744	$8,083,185	$19,356,587	$7,546,705	$115,382,319
Direct costs	(30,516,894)	(16,915,878)	(4,577,716)	(5,634,981)	(3,914,533)	(61,560,002)

Direct contribution	21,917,204	11,045,866	3,505,469	13,721,606	3,632,172	53,822,317

Operating expenses and indirect costs of net revenues						(19,821,230)

Income from operations						34,001,087

Other income (expenses):
Interest income and other financial gains						3,035,630
Interest expense and other financial losses						(1,027,180)
Foreign currency gain						3,093,471
Other losses, net						—

Net income before income / asset tax expense						$39,103,008

	Three Months Ended March 31, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$47,765,683	$25,620,747	$7,790,301	$15,130,551	$6,418,465	$102,725,747
Direct costs	(30,993,544)	(13,475,710)	(4,116,828)	(6,008,108)	(2,867,981)	(57,462,171)

Direct contribution	16,772,139	12,145,037	3,673,473	9,122,443	3,550,484	45,263,576

Operating expenses and indirect costs of net revenues						(16,692,392)

Income from operations						28,571,184

Other income (expenses):
Interest income and other financial gains						3,394,006
Interest expense and other financial losses						(360,352)
Foreign currency loss						(6,249,714)
Other losses, net						(3,733)

Net income before income / asset tax expense						$25,351,391

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	March 31, 2014	December 31, 2013

US long-lived tangible assets	$11,173,130	$9,131,777

Other countries long-lived tangible assets
Argentina	24,408,513	29,119,057
Brazil	6,725,644	5,559,702
Mexico	821,222	711,200
Venezuela	83,447,404	83,655,816
Other countries	2,889,014	3,194,357

	$118,291,797	$122,240,132

Total long-lived tangible assets	$129,464,927	$131,371,909

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31, 2014	December 31, 2013

US intangible assets	$7,877	$10,503

Other countries goodwill and intangible assets
Argentina	12,650,884	15,575,776
Brazil	10,520,047	10,380,974
Mexico	14,497,179	14,512,949
Venezuela	6,906,569	6,913,604
Other countries	13,770,478	14,298,997

	$58,345,157	$61,682,300

Total goodwill and intangible assets	$58,353,034	$61,692,803

Consolidated net revenues by similar products and services for the three-month periods ended March 31, 2014 and 2013 were as follows:

Consolidated Net Revenues	Three-month Period Ended March 31,
	2014	2013

Marketplace	$83,442,528	$71,714,763
Non-marketplace (*)	31,939,791	31,010,984

Total	$115,382,319	$102,725,747

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

Description	Balances as of March 31, 2014	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Balances as of December 31, 2013	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Cash and Cash Equivalents:
Money Market Funds	$28,530,439	$28,530,439	$—	$19,630,109	$19,630,109	$—
Corporate Debt Securities	5,033	5,033	—	88,648	88,648	—
Investments:
Sovereign Debt Securities	30,638,940	30,638,940	—	30,395,890	30,395,890	—
Corporate Debt Securities	21,584,208	13,077,405	8,506,803	25,239,905	19,110,709	6,129,196

Total Financial Assets	$80,758,620	$72,251,817	$8,506,803	$75,354,552	$69,225,356	$6,129,196

As of March 31, 2014, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date. As of March 31, 2014, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of March 31, 2014 and December 31, 2013, the Company had $79,581,194 and $66,677,156 of short-term investments, respectively, which consisted of time deposits. Those investments are accounted for at amortized cost which, as of March 31, 2014 and December 31, 2013, approximates their fair values.

As of March 31, 2014 and December 31, 2013, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans payable and provisions and other liabilities.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities (Continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March 31, 2014 and December 31, 2013:

	Balances as of March 31, 2014	Significant other observable inputs (Level 2)	Balances as of December 31, 2013	Significant other observable inputs (Level 2)
Assets
Time Deposits	$79,581,194	79,581,194	$66,677,156	66,677,156
Accounts receivable	30,331,297	30,331,297	25,884,260	25,884,260
Credit Cards receivable	54,322,496	54,322,496	52,045,851	52,045,851
Prepaid expenses	4,554,266	4,554,266	3,836,081	3,836,081
Other assets	33,584,925	33,584,925	35,888,029	35,888,029

Total Assets	$202,374,178	$202,374,178	$184,331,377	$184,331,377

Liabilities
Accounts and funds payable	$36,582,107	$36,582,107	$34,405,333	$34,405,333
Funds payable to customers	132,368,104	132,368,104	129,038,663	129,038,663
Salaries and social security payable	21,965,845	21,965,845	15,863,028	15,863,028
Tax payable	16,788,250	16,788,250	17,854,110	17,854,110
Dividends payable	7,329,546	7,329,546	6,313,869	6,313,869
Loans payable and other financial liabilities	9,489,706	9,489,706	15,860,642	15,860,642
Other liabilities	3,775,268	3,775,268	3,699,109	3,699,109

Total Liabilities	$228,298,826	$228,298,826	$223,034,754	$223,034,754

As of March 31, 2014 and December 31, 2013, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities (Continued)

As of March 31, 2014 and December 31, 2013, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Cash and cash equivalents
Money Market Funds	$28,529,873	$4,628	$(4,062)	$28,530,439
Corporate Debt Securities	5,037	—	(4)	5,033

Total Cash and cash equivalents	$28,534,910	$4,628	$(4,066)	$28,535,472

Short-term investments
Sovereign Debt Securities	$2,657,753	$2,456	$—	$2,660,209
Corporate Debt Securities	5,144,257	5,184	—	5,149,441

Total Short-term investments	$7,802,010	$7,640	$—	$7,809,650

Long-term investments
Sovereign Debt Securities	$28,008,215	$833	$(30,317)	$27,978,731
Corporate Debt Securities	16,358,275	81,607	(5,115)	16,434,767

Total Long-term investments	$44,366,490	$82,440	$(35,432)	$44,413,498

Total	$80,703,410	$94,708	$(39,498)	$80,758,620

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Cash and cash equivalents
Money Market Funds	$19,631,550	$2,619	$(4,060)	$19,630,109
Corporate Debt Securities	88,640	8	—	88,648

Total Cash and cash equivalents	$19,720,190	$2,627	$(4,060)	$19,718,757

Short-term investments
Sovereign Debt Securities	$5,518,577	$1,616	$—	$5,520,193
Corporate Debt Securities	4,393,594	2,271	—	4,395,865

Total Short-term investments	$9,912,171	$3,887	$—	$9,916,058

Long-term investments
Sovereign Debt Securities	$24,881,440	$483	$(6,226)	$24,875,697
Corporate Debt Securities	20,804,125	59,437	(19,522)	20,844,040

Total Long-term investments	$45,685,565	$59,920	$(25,748)	$45,719,737

Total	$75,317,926	$66,434	$(29,808)	$75,354,552

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of March 31, 2014 and December 31, 2013.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities (Continued)

As of March 31, 2014, the estimated fair values of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	36,345,122
One year to two years	17,142,394
Two years to three years	15,128,943
Three years to four years	8,138,421
Four years to five years	4,003,740
More than five years	—

Total	$80,758,620

7.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of March 31, 2014, the Company had established reserves for proceeding-related contingencies of $3,524,776 to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. In addition, as of March 31, 2014 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,063,145.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of March 31, 2014, 636 legal actions were pending in the Brazilian ordinary courts. In addition, as of March 31, 2014, there were 3,191 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

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

Litigation and Other Legal Matters (Continued)

decision of the injunction relief to the State Court of Appeals of São Paulo on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On March 23, 2011, the Company’s appeal regarding the injunction granted to Citizen was ruled in favor of the Brazilian subsidiaries. On May 4, 2011, Citizen presented a motion to clarify the decision but it was dismissed on March 14, 2012. On May 28, 2012, the Plaintiff filed a special recourse related to the injunction relief to the State Court of Appeals, and the Brazilian subsidiaries presented their defense on August 16, 2012 which was not admitted. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. On January 9, 2013, Citizen presented a motion to request the appeal to be ruled by the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). On March 1, 2013, the Company presented its response to that appeal. On August 27, 2013, the Brazilian Superior Court of Justice ruled against Citizen’s appeal. The Superior Court of Justice ruled that the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users and that they should comply with the “notice and take down” procedure it already have in place. On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. The Brazilian subsidiaries must present its responses to Citizen’s last appeal. As of the date of this report the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

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

City of São Paulo Tax Claim (Continued)

December 31, 2013, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of March 31, 2014, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$41 million or $18.1 million, according to the exchange rate at March 31, 2014. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. The Company will present its response to mentioned defense.

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

State of Rio Grande do Sul Service Claim

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, the Company presented its defense. On March 24, 2014, the Company filed an appeal

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

State of Rio Grande do Sul Service Claim (Continued)

against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. As of the date of this report the Interlocutory Appeal of the Brazilian subsidiary was not yet ruled by the State Court of Rio Grande do Sul, Brazil. In the opinion of the Company’s management the risk of losing the case is reasonably possible, but not probable.

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

On March 31, 2014, the Board of Directors, upon the recommendation of the Compensation Committee approved the 2014 employee retention programs (“2014 LTRP”). The awards under 2014 LTRP are payable in cash, common stock or a combination thereof, in addition to the annual salary and bonus of each employee. The Company has granted the right to any LTRP participant to request settlement in cash.

The 2014 LTRP will be paid in 6 equal annual quotas (16.67% each) commencing on March 31, 2015. Each quota is calculated as follows:

•	8.333% of the amount is calculated in nominal terms (“the nominal basis share”),

•	8.333% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2013. The average closing stock price for the 2014 LTRP amounted to $118.48 (“the variable share”).

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

8.	Long term retention plan (Continued)

The following tables summarize the 2009, 2010, 2011, 2012, 2013 and 2014 LTRP accrued compensation expense for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014 (*)	2013 (*)

LTRP 2009 (**)	$(350,923)	$407,920
LTRP 2010 (**)	(182,895)	393,796
LTRP 2011 (**)	(101,112)	411,200
LTRP 2012 (**)	(947)	497,836
LTRP 2013	603,861	—
LTRP 2014	797,791	—

	$765,775	$1,710,752

(*)	(Gain) / Loss
(**)	For the three-months period ended March 31, 2014 the table above shows a reduction of compensation costs for LTRP 2009, 2010, 2011 and 2012 as a consequence of a decrease in the Company’s stock price during the quarter.

9.	Cash Dividend Distribution

On January 15, 2014, the Company paid the 2013 last quarterly cash dividend distribution of $6.3 million (or $0.143 per share) to stockholders of record as of the close of business on December 31, 2013.

On February 27, 2014, the board of directors approved the first 2014 quarterly cash dividend of $7.3 million (or $0.166 per share) on our outstanding shares of common stock. This first quarterly dividend has been paid on April 15, 2014 to stockholders of record as of the close of business on March 31, 2014.

On April 30, 2014, the board of directors declared the second 2014 quarterly cash dividend of $7.3 million (or $0.166 per share), payable to the holders of the Company’s common stock. This second quarterly cash dividend will be paid on July 15, 2014 to stockholders of record as of the close of business on June 30, 2014.

10.	New Law of “Costs, Earnings, and Fair Profits”

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

11.	Subsequent events

Business acquisition

On April 8, 2014, through its subsidiaries Meli Inversiones SpA and Meli Participaciones, S.L., the Company acquired 100% of the issued and outstanding shares of capital stock of the companies VMK S.A., Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platform dedicated to the sale of real estate in Chile (at www. portalinmobiliario.com ) and in Mexico (at www. guiadeinmuebles.com ). At the acquisition date, the Company paid in cash the total spot price of $33.6 million which included $0.5 million that was withheld until final determination of the purchase price and $1.0 million which was held in escrow, for a period of 36 months to warrant all covenants and obligations assumed by the sellers in the stock purchase agreement.

The stock purchase agreement provides for additional cash considerations and escrows up to $5 million in case the companies achieve certain revenue performance targets during 2014 and 2015. On the other hand, if conditions for the additional payments are not achieved, then no additional cash consideration shall be paid. As of the date of issuance of these interim condensed consolidated financial statements, the initial accounting for the business combination has not been completed yet.

*    *    *    *

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements regarding our future performance made or implied in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government regulation;

•	litigation and legal liability;

•	systems interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends;

•	security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations; and

•	political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and possible future currency devaluation and other changes to its exchange rate systems in those countries, considering the Complementary System for the Administration of Foreign Currencies (“SICAD 1 and SICAD 2”) for generally accepted accounting principles in the United States (“U.S. GAAP”).

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. The material risks and uncertainties (in addition to those referred to above and elsewhere in this report) that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 3, 2014, as updated by those described in “Item 1A — Risk Factors” in Part II of this report and in other reports we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be a material risk at this time, that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2014 and 2013;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

We offer our users an eco-system of six related e-commerce services: the MercadoLibre Marketplace, The MercadoLibre Classifieds Service, the MercadoPago payments solution, the MercadoLibre Advertising program, the MercadoShops on-line stores solution and the MercadoEnvios shipping service.

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

Through our MercadoLibre Classified Service, our users can offer for sale and generate leads on listings in motors, real estate and services categories.

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

Reporting Segments and Geographic information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Mexico, Venezuela and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and the United States of America (real estate classifieds in the State of Florida only)).

The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2014 and 2013:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2014	2013

Brazil	45.4%	46.5%
Argentina	24.2	24.9
Venezuela	16.8	14.7
Mexico	7.0	7.6
Other Countries	6.5	6.2

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2014 and 2013:

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Revenues:
Brazil	$52.4	$47.8	$4.7	9.8%
Argentina	27.9	25.6	2.3	8.9
Venezuela	19.3	15.1	4.2	27.6
Mexico	8.1	7.8	0.3	3.9
Other Countries	7.7	6.4	1.3	20.0

Total Net Revenues	$115.4	$102.7	$12.7	12.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent developments

Venezuela foreign currency status

On January 23, 2014, the Venezuelan regulation that created the “Complimentary System of Foreign Currency Acquirement” (“SICAD 1”) was amended, expanding significantly its use and providing the exchange rate applicable to foreign currency sales for certain transactions, such us but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Government, which does not include those relating to the company’s business. So, SICAD 1 is now the primary system to which we will have to request US dollars to settle our transactions. As a result, the exchange rate we use to re-measure our net monetary asset position and Bolivares Fuertes (“BsF”) transactions of our Venezuelan operations from January 24, 2014 is the SICAD 1 exchange rate. As of March 31, 2014, the SICAD 1 exchange rate was 10.7 BsF per U.S. dollar. The average exchange rate of the first quarter of 2014 was 10.1 BsF per U.S. dollar. At the date of this report, the published SICAD 1 exchange rate is 10.0 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that would allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the Venezuelan Central Bank (“BCV”) and other public entities authorized by the Ministry of Finance. The Venezuelan government has published operating rules for the new exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. The Venezuelan government has indicated that all industry sectors would be able to access SICAD 2. As of March 31, 2014, the SICAD 2 variable exchange rate was 49.81 BsF per U.S. dollar. Although the average rate transacted is being published daily by the BCV, there is no information about volumes being transacted and SICAD 2 is considered an alternative mechanism for the entities admitted under SICAD 1.

SICAD 2 does not eliminate or change the official rate of 6.3 BsF per U.S. dollar or the SICAD 1 above-described mechanism. According to current BCV regulations, SICAD 1 is still the primary channel to obtain foreign currencies to settle the kind of transactions we conduct in Venezuela, and for dividend distributions. At the date of this report, we intent to settle transactions requiring conversion to U. S. dollars through the SICAD 1 system, and did not settle transactions through SICAD 2.

Business acquisition

On April 8, 2014, through our subsidiaries Meli Inversiones SpA and Meli Participaciones, S.L., we acquired 100% of the issued and outstanding shares of capital stock of the companies VMK S.A., Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platform dedicated to the sale of real estate in Chile (at www. portalinmobiliario.com ) and in Mexico (at www. guiadeinmuebles.com ). At the acquisition date, we paid in cash the total cash purchase price of $33.6 million, which includes $0.5 million that will be withheld until final determination of the final purchase price and $1.0 million which was placed in escrow, for a period of 36 months to cover certain indemnification obligations of the sellers pursuant to the stock purchase agreement.

The stock purchase agreement provides for additional cash considerations and escrows up to $5 million in case the companies achieve certain revenue performance target during 2014 and 2015. On the other hand, if conditions for the additional payments are not achieved, then no additional cash consideration shall be paid.

2014 Long Term Retention Program

On March 31, 2014, our board of directors, upon the recommendation of the compensation committee of our board of directors, approved our 2014 Long Term Retention Plan (the “2014 LTRP”). If earned, payments to eligible employees under the 2014 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees.

In order to receive an award under the 2014 LTRP, each eligible employee must satisfy the performance conditions established by our board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2014 LTRP bonus, payable as follows:

•	the eligible employee will receive a fixed cash payment equal to 8.333% of his or her 2014 LTRP bonus once a year for a period of six years (with the first payment occurring on or about March 31, 2015), (the “Annual Fixed Payment”); and

•	on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 8.333% of the applicable 2014 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2013 Stock Price, defined as $118.48, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2013. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The compensation cost related to the Annual Fixed Payments is recognized on a straight line basis using the equal annual accrual method. The compensation cost related to the Variable Payments is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment day.

As of March 31, 2014, the total compensation cost of the 2014 LTRP was expected to be approximately $12.8 million and the related accrued compensation expense for the three-month period ended March 31, 2014 was $0.8 million.

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

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March 31, 2014 and 2013:

	Three-month Periods Ended
	March 31,
Consolidated net revenues by revenue stream	2014	2013

Marketplace	$83.4	$71.7
Non-Marketplace (*)	32.0	31.0

Total	$115.4	$102.7

(*)	Includes, among other things, ad sales, real estate listings, financing fees, off platform payment fees and other ancillary services.

Revenues from MercadoLibre Marketplace transactions are generated from:

•	up-front fees; and

•	final value fees.

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

Although we also process payments on our Marketplace, we do not charge sellers an added commission for this service, as it is already included in the Marketplace final value fee.

Through our MercadoLibre Classified Service offerings in motors, real estate and services, we generate revenues from up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2014 and 2013, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. See — “Critical accounting policies and estimates — Foreign Currency Translation” for more information.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 6.3% and 6.2% of net revenues for the three-month periods ended March 31, 2014 and 2013, respectively.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long term retention plan compensation, expenses for legal, auditing and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas of our company: general management, finance, administration, accounting, legal and human resources.

Other income (expenses), net

Other income (expenses) consists primarily of interest income derived from our investments and cash equivalents, interest expense related to financial liabilities, foreign currency gains or losses, and other non-operating results.

Income and asset tax

We are subject to federal and state taxes in the United States, as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes and asset taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain subsidiaries we still have net operating loss carry-forwards), plus the change in our deferred tax assets and liabilities during each period.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our interim condensed consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our interim condensed consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our unaudited interim condensed consolidated financial statements, the notes thereto and other disclosures included in this report.

There have been no significant changes in our critical accounting policies, management estimates or accounting policies followed from the year ended December 31, 2013.

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

On May 14, 2010, the Venezuelan government enacted reforms to its exchange regulations making the BCV the only institution that could legally authorize the purchase or sale of foreign currency bonds, thereby excluding non-authorized brokers from the foreign exchange market.

Under this system, known as the SITME, entities domiciled in Venezuela could purchase U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital goods. We began to use the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which has been settled at 5.3 BsF per U.S. dollar.

On February 9, 2013, the BCV eliminated the SITME and devalued the official exchange rate used to re-measure our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013 to 6.3 BsF per U.S. dollar. The effect of using the devalued official rate of 6.3 BsF per U.S. dollar generated a foreign currency loss that amounted to approximately $6.4 million in the first quarter of 2013.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas (SICAD 1), which acts jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within this new system, a company should be registered at the Registro Automatizado (Automatized Register, or RUSAD). The acquisition of foreign currencies under this system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.3 BsF per U.S. dollar.

During December 2013, the Venezuelan regulation that created the SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Government, which does not include those relating to our business. So, SICAD 1 is now the primary system to which we will have to request U.S. dollars to settle our transactions. As a result, the exchange rate we use to re-measure our net monetary asset position and BsF transactions of our Venezuelan operations from January 24, 2014 is the SICAD 1 exchange rate. As of March 31, 2014, the SICAD 1 exchange rate was 10.7 BsF per U.S. dollar. The average exchange rate of the first quarter of 2014 was 10.1 BsF per U.S. dollar. At the date of this report, the published SICAD 1 exchange rate is 10.0 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that would allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government has published operating rules for the new exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. The Venezuelan government has indicated that all industry sectors would be able to access SICAD 2. As of March 31, 2014, the SICAD 2 variable exchange rate was 49.81 BsF per U.S. dollar. Although the average rate transacted is being published daily by the BCV, there is no information about volumes being transacted and SICAD 2 is considered an alternative mechanism for the entities admitted under SICAD 1.

SICAD 2 does not eliminate or change the official rate of 6.3 BsF per U.S. dollar or the SICAD 1 above-described mechanism. According to current BCV regulations, SICAD 1 is still the primary channel to obtain foreign currencies to settle the kind of transactions we conduct in Venezuela, and for dividend distributions. At the date of this report, it is our intent to settle transactions requiring conversion to U.S. dollars through the SICAD 1 system, and did not settle transactions through SICAD 2.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. Our Venezuelan subsidiaries did not request authorization since 2012 to acquire U.S. dollars to make dividend distributions. We have not distributed dividends from our Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2014 and December 31, 2013 and net revenues for the three-month periods ended March 31, 2014 and 2013:

	Three-month Periods Ended March 31,
	2014	2013
Venezuelan operations
Net Revenues	$19,356,587	$15,130,551

	March 31, 2014	December 31, 2013
Assets	125,455,211	126,873,804
Liabilities	(51,591,061)	(62,437,338)

Net Assets	$73,864,150	$64,436,466

As of March 31, 2014, the net assets of our Venezuelan subsidiaries amount to approximately 21.1% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 8.7% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If the SICAD 2 framework or alternative source of exchange becomes widely available at a more unfavorable rate than the rate used to re-measure our net monetary assets and non-U.S. dollar denominated operations of our Venezuelan subsidiaries and we decided to use that alternative mechanism, our result of operations and earnings would be negatively impacted, and we cannot assure that the impact would not be material. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

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

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the three-month period ended March 31, 2014, the reported net assets in Argentina decreased in $14.6 million with the related impact in Other Comprehensive Income and we recognized a foreign currency gain of $4.6 million.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report, Item 3 of Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 and in Note 7 to our unaudited interim condensed consolidated financial statements, included in this report. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Results of operations for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013

The selected financial data for the three-month periods ended March 31, 2014 and 2013 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014 or for any other period.

Statement of income data

	Three-month Periods Ended March 31,
(in millions)	2014 (*)	2013 (*)
Statement of income data:
Net revenues	$115.4	$102.7
Cost of net revenues	(31.5)	(28.6)

Gross profit	83.8	74.1

Operating expenses:
Product and technology development	(12.3)	(9.4)
Sales and marketing	(22.4)	(22.3)
General and administrative	(15.2)	(13.8)

Total operating expenses	(49.8)	(45.5)

Income from operations	34.0	28.6

Other income (expenses):
Interest income and other financial gains	3.0	3.4
Interest expense and other financial losses	(1.0)	(0.4)
Foreign currency gains (losses)	3.1	(6.2)

Net income before income / asset tax expense	39.1	25.4

Income / asset tax expense	(8.8)	(7.8)

Net income	$30.3	$17.5

Less: Net Income attributable to Noncontrolling	0.1	0.0

Net income available to common shareholders	$30.3	$17.5

(*)	The table above may not total due to rounding.

Other Data

	Three-month Periods Ended March 31,
(In millions)	2014	2013

Number of confirmed registered users at end of the period [1]	103.7	85.7
Number of confirmed new registered users during the period [2]	4.3	4.2
Gross merchandise volume [3]	1,797.3	1,563.3
Number of items sold [4]	21.7	18.1
Total payment volume [5]	664.0	532.1
Total payment transactions [6]	9.2	6.7
Capital expenditures	7.1	6.7
Depreciation and amortization	3.5	2.6

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Total Net Revenues	$115.4	$102.7	$12.7	12.3%

As a percentage of net revenues (*)	100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (**)
Consolidated Net Revenues by revenue stream	2014	2013	in Dollars	in %
	(in millions, except percentages)
Brazil
Marketplace	$36.1	$32.7	$3.4	10.4%
Non-Marketplace	16.3	15.1	1.2	7.9%

	52.4	47.8	4.6	9.5%

Argentina
Marketplace	18.5	16.8	1.7	10.1%
Non-Marketplace	9.4	8.8	0.6	6.8%

	27.9	25.6	2.3	8.9%

Venezuela
Marketplace	17.3	11.8	5.5	46.6%
Non-Marketplace	2.0	3.3	(1.3)	-39.4%

	19.3	15.1	4.2	27.7%

Mexico
Marketplace	6.2	6.0	0.2	3.3%
Non-Marketplace	1.9	1.8	0.1	5.6%

	8.1	7.8	0.3	3.7%

Other countries
Marketplace	5.3	4.4	0.9	20.5%
Non-Marketplace	2.4	2.0	0.4	20.0%

	7.7	6.4	1.3	20.2%

Consolidated
Marketplace	83.4	71.7	11.7	16.3%
Non-Marketplace (*)	32.0	31.0	1.0	3.2%

Total	$115.4	$102.7	$12.7	12.3%

(*)	Includes, among other things, ad sales, real estate, motors, financing fees, off-platform payment fees and other ancillary services.
(**)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the three-month periods ended March 31, 2014 and 2013, increased across all geographic segments.

Brazil

Net revenues grew 9.5%, a $4.6 million increase in the first quarter of 2014 as compared to the same period in 2013. Our Brazilian Marketplace business grew 10.4%, or $3.4 million, during the first quarter of 2014 as compared to the same period in 2013. The performance was driven by increased unit sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 7.9%, a $1.2 million increase, during the same period, mainly driven by an increase in the volume of financing transactions offered to our users.

Argentina

Net revenues grew 8.9%, a $2.3 million increase in the first quarter of 2014 as compared to the same period in 2013. Our Argentine Marketplace business grew 10.1%, a $1.7 million increase, during the first quarter of 2014 as compared to the same period in 2013 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 6.8%, a $0.6 million increase, during the same period mainly driven by an increase in the volume of financing transactions offered to our users and in off-platform fees, partially compensated by a decrease in the volume of motors listing and real estate fees.

Venezuela

Net revenues grew 27.7%, a $4.2 million increase in the first quarter of 2014 as compared to the same period in 2013. Our Venezuelan Marketplace business grew 46.6%, a $5.5 million increase, during the first quarter of 2014 as compared to the same period in 2013 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business decreased 39.4%, a $1.3 million decrease during the same period driven by a decrease in the volume of motors listing and real estate fees and the effect of the devaluation of BsF. See “ — Critical accounting policies and estimates — Foreign Currency Translation — Venezuelan currency status” for more information.

Mexico

Net revenues grew 3.7%, a $0.3 million increase in the first quarter of 2014 as compared to the same period in 2013. Our Mexican Marketplace business grew 3.3%, a $0.2 million increase during the first quarter of 2014 as compared to the same period in 2013 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 5.6%, a $0.1 million increase, during the same period driven by an increase in the volume of ad-sales fees, partially offset by a decrease in motors listing and real estate fees.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2014
Net revenues	$115.4	n/a	n/a	n/a
Percent change from prior quarter	-14%
2013
Net revenues	$102.7	$112.2	$123.1	$134.7
Percent change from prior quarter	-1%	9%	10%	9%
2012
Net revenues	$83.7	$88.8	$97.3	$103.8
Percent change from prior quarter	-3%	6%	9%	7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the three-month period ended March 31, 2014 as compared to the same period in 2013:

(% of revenue growth in Local Currency)	Changes from 2013 to 2014 (*)

Brazil	30.0%
Argentina	65.5%
Venezuela	115.7%
Mexico	8.5%
Other Countries	32.0%

Total Consolidated	49.9%

(*)	The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2013 and applying them to the corresponding months in 2014, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

Cost of net revenues

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Total cost of net revenues	$31.5	$28.6	$2.9	10.1%

As a percentage of net revenues (*)	27.3%	27.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013, the increase of $2.9 million in cost of net revenues was primarily attributable to an increase in collection fees amounting to $2.9 million, or 23.9%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of Mercado Pago. For the three months ended March 31, 2014, total TPV represents 36.9% of our total GMV (excluding motor vehicles, vessels, aircraft and real estate) as compared to 34.0% for the three-month period ended March 31, 2014. In addition, the increase in cost of net revenues was a consequence of an increase in sales taxes amounting to $1.0 million, mainly related to our Argentine and Brazilian operations, an increase in our site operation costs by $0.3 million, mainly driven by an increase in hosting costs partially offset by a $0.6 million decrease in customer support expenses mainly related to salaries and wages and a $ 0.7 million decrease in others costs, mainly in Argentina.

Product and technology development

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Product and technology development	$12.3	$9.4	$2.9	30.6%

As a percentage of net revenues (*)	10.6%	9.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2014, the increase in product and technology development expenses as compared to the same period in 2013 amounted to $2.9 million or 30.6% was primarily attributable to: i) salaries grew $0.2 million as a consequence of the increase in salaries, compensated by a decrease in LTRP compensation costs due to a lower fair market value of our shares; ii) product development expenses grew $1.9 million as a consequence of an increase in maintenance expenses related to the use of cloud computing (AWS), information technology consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) and other product development expenses; iii) depreciation and amortization grew $0.8 million during the three-month period ended March 31, 2014 as compared to the same period in 2013. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Sales and marketing	$22.4	$22.3	$0.1	0.4%

As a percentage of net revenues (*)	19.4%	21.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2014, the $0.1 million increase in sales and marketing expenses when compared to the same period in 2013 was primarily attributable to: i) an increase in expenses related to on-line marketing of $1.4 million, or 28.3%, as compared to the same period of 2013; ii) bad debt increased by $1.7 million representing 5.0% and 4.0% of our net revenues for the three months ended March 31, 2014 and 2013, respectively and iii) a $0.3 million increase in expenses related to our buyer protection program. These increases were offset by a $2.8 million decrease in chargeback expenses, as compared to the same period of 2013 and a decrease of $0.7 million in off-line marketing expenses mainly attributable to our Brazilian operations.

General and administrative

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

General and administrative	$15.2	$13.8	$1.4	10.5%

As a percentage of net revenues (*)	13.2%	13.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2014, the $1.4 million increase in general and administrative expenses when compared to the same period in 2013 was primarily attributable to a $2.4 million loss related to tax credits write off of certain tax credits that will expire with the current software development law that applies to us in Argentina and a $0.5 million increase in tax and other fees. These increases were partially offset by a $0.5 million net decrease in compensation costs mainly related to a decrease in LTRP compensation costs due to a lower fair market value of our shares partially offset by an increase in compensation cost related to the our recently approved 2014 LTRP and salaries increases, a $0.6 million decrease in legal fees and a $0.8 million decrease in other G&A expenses.

Other income / (expense), net

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Other income / (expense), net	$5.1	$(3.2)	$8.3	-258.5%

As a percentage of net revenues	4.4%	-3.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2014, the $8.3 million increase in other income/(expense), net when compared to the same period in 2013 was primarily attributable to a consolidated foreign exchange gain of $3.1 million in 2014 as compared to a $6.2 million loss in the same period of 2013. The 2014 foreign exchange gain was a consequence of a 23% devaluation of the Argentine peso in January 2014 partially offset by foreign exchange losses in Venezuela (as a consequence of start using the SICAD1 exchange rate since January 2014) and Brazil. For the three-month period ended March 31, 2013, the foreign exchange loss was attributable to the $6.4 million foreign exchange loss relating to the devaluation in Venezuela, which devalued the exchange rate to 6.3 BsF per U.S. dollar. Particularly, this loss relates to the monetary assets and liabilities held by our Venezuela subsidiaries in BsF. For more information, see “Critical accounting policies and estimates — Foreign Currency Translation”.

The foreign exchange gain was partially offset by a $0.4 million decrease in interest income, as a consequence of lower interest rates on our investments, and an increase of $0.7 million in financial expenses, due to the financial loans received in the second half of 2013 to invest in office equipment in Argentina and a new building in Venezuela.

Income and asset tax

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Income and asset tax	$8.8	$7.8	$0.9	12.1%

As a percentage of net revenues (*)	7.6%	7.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

During the three-month period ended March 31, 2014 as compared to the same period in 2013, income and asset tax increased by $0.9 million, mainly as a consequence of an increase in taxable income period over period.

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

The following table summarizes the changes in our blended and effective tax rate for the three-month period ended March 31, 2014 and 2013:

	Three-month Period Ended March 31,
	2014	2013

Blended tax rate	22.4%	30.9%
Effective tax rate	39.3%	29.6%

Our blended tax rate decreased in the three-month period ended March 31, 2014, as compared to the same period in 2013, by 8.5%, mainly because during the first quarter 2013 the income before income and asset tax included the result of the foreign exchange loss of $6.4 million related to the devaluation of the BsF against the U.S. dollar in Venezuela in February 2013, which was considered as non-deductible for tax purposes. For the first quarter of 2014 our blended tax rate was lower than the average statutory rates of the countries where we operate due to the Argentine software development law described below and as a consequence of $3.9 million deferred tax gain related to losses generated for the re-measurement of U.S. dollar denominated liabilities of our Venezuelan subsidiaries at SICAD 1 rate of 10.7 BsF per U.S. dollar.

Our effective tax rate increased in the three-month period ended March 31, 2014, as compared to the same period in 2013, by 9.7%, driven primarily by a higher income tax provision in the main countries where we operate. Additionally, in Argentina the increase in the effective tax rate is due to the fact that the income tax holiday law in this country expires in September 2014 and we expect no income tax holiday during last quarter 2014 (see further comments below).

The following table sets forth our effective income tax rate related to our main locations for the three-month periods ended March 31, 2014 and 2013:

	Three-month Periods Ended March 31,
	2014	2013
Effective tax rate by country

Argentina	28.9%	17.6%
Brazil	36.9%	34.7%
Mexico	30.4%	31.6%
Venezuela	55.7%	143.7%

Our Argentine subsidiary is a beneficiary of a software development law that grants it relief of 60% of total income tax determined up to September 2014. Mainly for that reason, our Argentine operation’s effective income tax rate for the three-month period ended March 31, 2014 and 2013 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher; however, in that case, we would have pursued an alternative tax planning strategy. On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree was issued, which established the new requirement to become beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law.

If we apply and we are successful in being admitted as beneficiaries under the new law, the current income tax relief would decrease, but it is currently estimated that the Argentine effective income tax rate would still be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The increase in our Argentine operation’s effective income tax rate for the three-month period ended March 31, 2014 as compared to the same period in 2013 is due to the current income tax holiday that will expire in September 2014 and we expect no income tax holiday during last quarter 2014. In addition, the increase in our Argentine operation’s effective income tax is a consequence of higher temporary tax differences.

For the three-month period ended March 31, 2014, our Brazilian effective income tax rate was higher than the local statutory rate of 34% mainly as a consequence of changes in temporary and permanent tax differences.

For the three-month period ended March 31, 2014, our Mexican effective income tax rate was slightly higher than the local statutory rate of 30% mainly as a result of changes in temporary tax differences.

For the three-month period ended March 31, 2014, our Venezuelan effective income tax rate was significantly higher than the local statutory rate of 34%, mainly due to the impact of the devaluation of the BsF, which is considered a permanent difference for U.S. GAAP reporting purposes and temporary tax differences.

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

	Three-month Period Ended March 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$52,434,098	$27,961,744	$8,083,185	$19,356,587	$7,546,705	$115,382,319
Direct costs	(30,516,894)	(16,915,878)	(4,577,716)	(5,634,981)	(3,914,533)	(61,560,002)

Direct contribution	21,917,204	11,045,866	3,505,469	13,721,606	3,632,172	53,822,317

Margin	41.8%	39.5%	43.4%	70.9%	48.1%	46.6%

	Three-month Period Ended March 31, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$47,765,683	$25,620,747	$7,790,301	$15,130,551	$6,418,465	$102,725,747
Direct costs	(30,993,544)	(13,475,710)	(4,116,828)	(6,008,108)	(2,867,981)	(57,462,171)

Direct contribution	16,772,139	12,145,037	3,673,473	9,122,443	3,550,484	45,263,576

Margin	35.1%	47.4%	47.2%	60.3%	55.3%	44.1%

	Change from the Three-month Period Ended March 31, 2013 to March 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$4,668,415	$2,340,997	$292,884	$4,226,036	$1,128,240	$12,656,571
in %	9.8%	9.1%	3.8%	27.9%	17.6%	12.3%
Direct costs
in Dollars	$476,650	$(3,440,168)	$(460,888)	$373,127	$(1,046,552)	$(4,097,831)
in %	-1.5%	25.5%	11.2%	-6.2%	36.5%	7.1%
Direct contribution
in Dollars	$5,145,065	$(1,099,171)	$(168,004)	$4,599,163	$81,688	$8,558,741
in %	30.7%	-9.1%	-4.6%	50.4%	2.3%	18.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the three-month period ended March 31, 2014 as compared to the same period in 2013, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs

Brazil

For the three-month period ended March 31, 2014 as compared to the same period in 2013, direct costs decreased by 1.5%, mainly driven by: i) a 10.0% increase in cost of net revenues, mainly attributable to an increase in collection fees and sale tax costs; ii) a 9.7% decrease in sales and marketing expenses, mainly due to a decrease in other marketing expenses, partially compensated by an increase in on-line marketing expenses and in chargebacks expenses; iii) a 85.7% increase in product and technology development expenses; and iv) a 18.2% decrease in general and administrative expenses, mainly attributable to a decrease in salaries and wages and legal fees.

Argentina

For the three-month period ended March 31, 2014 as compared to the same period in 2013, direct costs increased by 25.5%, mainly driven by: i) a 14.2% increase in cost of net revenues that was mainly due to an increase in collection fees as a consequence of our payment-related services growth; ii) a 35.9% decrease in general and administrative expenses, mainly to a decrease in salaries and wages and legal fees; and iii) a $2.4 million expense related to the write off of credits as a consequence of the new software development law.

Mexico

For the three-month period ended March 31, 2014 as compared to the same period in 2013, direct costs increased by 11.2%, mainly driven by: i) a 17.1% increase in cost of net revenues that was mainly attributable to an increase in collection fees that was a consequence of a growth in our payment-related services; ii) a 20.6% increase in sales and marketing expenses attributable to an increase in bad debt, buyer protection program expenses and chargebacks, partially compensated by a decrease in off-line marketing expenses; and iii) a 52.0% decrease in general and administrative expenses, mainly due to a decrease in salaries and wages.

Venezuela

For the three-month period ended March 31, 2014 as compared to the same period in 2013, direct costs decreased by 6.2%, mainly driven by: i) a 2.7% decrease in cost of net revenues that was mainly attributable to a decrease in customer support fees, partially compensated by an increase in collection fees; and ii) a 20.5% decrease in general and administrative expenses.

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

At March 31, 2014, our main source of liquidity, amounting to $218.5 million of cash and cash equivalents and short-term investments and $45.0 million of long-term investments has been provided by cash generated from operations. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of March 31, 2014 cash and investments of foreign subsidiaries amounted to $242.4 million or 92.2% of our consolidated cash and investments and approximately 52.9% of our consolidated cash and investments are held outside the U.S. mostly in Brazil, Argentina and Venezuela. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2014 and 2013:

	Three-month Periods Ended March 31,
(In millions)	2014	2013

Net cash provided by (used in):
Operating activities	$27.6	$30.1
Investing activities	(14.1)	3.8
Financing activities	(6.9)	(4.8)
Effect of exchange rates on cash and cash equivalents	(15.7)	(8.4)

Net increase in cash and cash equivalents	$(9.1)	$20.7

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Period Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:

Operating activities	$27.6	$30.1	$(2.5)	-8.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $2.5 million decrease in net cash provided by operating activities during the three-month period ended March 31, 2014, as compared to the same period in 2013, was primarily driven by an increase of $8.4 million in accounts receivable, a $5.6 million decrease in MercadoPago working capital, a decrease of $2.0 million in other liabilities and a $1.2 million decrease in interest received. These decreases in operating cash flow were partially offset by a decrease in other assets amounting to $5.5 million and an increase in accounts payable and accrued expenses of $9.5 million.

Net cash (used in) provided by investing activities

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Cash (used in) provided by:

Investing activities	$(14.1)	$3.8	$(18.0)	-471.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the three-month period ended March 31, 2014 resulted mainly from purchases of investments of $386.8 million, which was partially offset by the sale and maturity of investments of $379.7 million, as part of our financial strategy. We used $0.1 million in the purchase of intangible assets and $7.0 million in the purchase of property, plant and equipment during the three-month period ended March 31, 2014.

Net cash provided by investing activities in the three-month period ended March 31, 2013 resulted mainly from proceeds from the sale and maturity of investments of $146.4 million partially offset by purchases of investments for $136.5 million. Additionally, we used $2.9 million of cash during the three-month period ended March 31, 2013 to make capital expenditures mainly related to technological equipment and software licenses and $3.2 million to fund the acquisition of a software development company located in the Province of Cordoba, Argentina.

Net cash used in financing activities

	Three-month Periods Ended March 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Financing activities	$(6.9)	$(4.8)	$(2.1)	43.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the three-month period ended March 31, 2014, our primary use of cash was to fund the $6.3 million of cash dividends paid on January 15, 2014. In addition, we used $0.6 million in the payment of financial liabilities, which were due during the first quarter of 2014.

For the three-month period ended March 31, 2013, our primary use of cash was to fund the $4.8 million quarterly cash dividends paid on January 15, 2013.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third party debt financing, or by raising equity capital, as market conditions allow.

Debt

In September 2013, we obtained an unsecured line of credit from a Venezuelan bank to fund a portion of the purchase price relating to our acquisition of a new office building in Caracas, Venezuela. As of March 31, 2014, amounts outstanding under the unsecured line of credit were BsF $75.1 million, or $7.0 million. The unsecured line of credit bears interest at a fixed rate of 13% per annum and matures in twelve months.

Additionally, during last quarter 2013 we obtained two unsecured lines of credit from two Argentinean banks, denominated in Argentinean pesos, to fund office equipment investments. As of March 31, 2014, amounts outstanding under these unsecured lines of credit were $2.5 million. The unsecured lines of credit bear interest fixed rates of 15.25% per annum and the last maturity date is in forty eight months. One of the loan agreements includes certain covenants and commitments which, in case of non-compliance would cause the loans to be payable immediately, and which main provisions include that the Argentine subsidiary should obtain prior bank approval for any business combination involving such subsidiary, limitations for certain property sales and the commitment to maintain certain indebtedness ratios and minimum net worth.

Cash Dividends

On January 15, 2014, we paid the fourth quarterly cash dividend for $6.3 million (or $0.143 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2013.

On February 27, 2014, our board of directors approved a quarterly cash dividend of $7.3 million (or $0.166 per share) on our outstanding shares of common stock. The dividend was paid on April 15, 2014 to stockholders of record as of the close of business on March 31, 2014.

On April 30, 2014, the board of directors approved a quarterly cash dividend of $7.3 million (or $0.166 per share) on our outstanding shares of common stock. The first quarterly dividend will be paid on July 15, 2014 to stockholders of record as of the close of business on June 30, 2014.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures for the three-month periods ended March 31, 2014 and 2013 amounted to $7.1 million and $6.7 million, respectively.

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

Off-balance sheet arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In April 2014, the FASB issued the Accounting Standards Update (“ASU”) N° 2014-8, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU (1) expands the disclosure requirements for disposals that meet the definition of discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) defines “discontinued operations” similarly to how it is defined under IFRS 5, “Non-current Assets Held for Sale and Discontinued Operations”. The standard is required to be adopted in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flows.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP), we use free cash flows, adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share as non-GAAP measures of certain components of financial performance.

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

Reconciliation of Operating Cash Flows to Free Cash Flows

	Three-month Periods Ended (*) March 31,
(In millions)	2014	2013

Net Cash provided by Operating Activities	$27.6	$30.1
Payment for acquierd business, net of cash acquired	—	(3.2)
Purchase of intangible assets	(0.1)	—
Purchase of property and equipment	(7.0)	(2.9)

Free cash flow	20.5	24.0

(*)	The table above may not total due to rounding.

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela, because it may not be indicative of our results of operations. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for the three-month period ended March 31, 2014. Additionally, we present these non-gaap financial measures compared to the three-month period ended March 31, 2013:

	Three-months period ended (**)
	March 31, 2014	March 31, 2013
Net income before income / asset tax expense	$39.1	$25.4
Devaluation loss in Venezuela	1.3	6.4

Adjusted Net income before income / asset tax expense	$40.4	$31.7

Income and asset tax expense	$(8.8)	$(7.8)
Income tax effect on devaluation loss in Venezuela	(3.9)	(0.5	) (1)

Adjusted Income and asset tax	$(12.7)	$(8.4)

Net Income	$30.3	$17.5
Devaluation loss in Venezuela	1.3	6.4
Income tax effect on devaluation loss in Venezuela	(3.9)	(0.5	) (1)

Adjusted Net Income	$27.7	$23.4

Adjusted Blended Tax Rate	31.4%	26.4%

Weighted average of outstanding common shares	44,153,818	44,151,323
Adjusted Earnings per share	$0.63	$0.53

(**)	Stated in millions of U.S. dollars.
(1)	Income tax charge related to the Venezuela devaluation under local tax norms.

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

Foreign currencies

As of March 31, 2014, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of March 31, 2014, the total cash and cash equivalents denominated in foreign currencies totaled $69.8 million, short-term investments denominated in foreign currencies totaled $79.5 million and accounts receivable and credit cards receivables in foreign currencies totaled $84.5 million. As of March 31, 2014, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of March 31, 2014, our U.S. dollar-

denominated cash and cash equivalents and short-term investments totaled $69.2 million and our U.S. dollar-denominated long-term investments totaled $45.0 million. For the three-month period ended March 31, 2014, we had a consolidated gain on foreign currency of $3.1 million mainly as a result of the devaluation in Argentina in first quarter 2014, which amounted to a gain of $4.6 million, compensated with foreign exchange losses from devaluation mainly in Venezuela (as a consequence of start using SICAD 1 exchange rate) and Brazil. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended March 31, 2014 compared to three-month period ended March 31, 2013 — Other income, net” for more information).

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

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2014 and 2013:

	Three-month Periods Ended March 31,
(% of total consolidated net revenues) (*)	2014	2013

Brazil	45.4%	46.5%
Argentina	24.2	24.9
Venezuela	16.8	14.7
Mexico	7.0	7.6
Other Countries	6.5	6.2

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of March 31, 2014 and for the three-months then ended:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	128.0	115.4	105.0
Expenses	(90.2)	(81.4)	(74.2)

Income from operations	37.8	34.0	30.9

Other income (expenses) and income tax related to P&L items	(7.7)	(6.8)	(6.2)
Foreign Currency impact related to the remeasurement of our Net Asset position	(1.6)	3.1	6.9

Net income	28.5	30.3	31.6

Less: Net Income attributable to Noncontrolling Interest	0.06	0.06	0.06

Net income attributable to MercadoLibre, Inc.	28.6	30.3	31.6

Total Shareholders’ Equity	369.3	349.9	337.9

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar
The table above does not total due to rounding.

The table above shows a decrease in our net income when the U.S. dollar weakens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a greater impact than the increase in net revenues, operating expenses, and other expenses, net and income tax lines related to the translation effect. Similarly, the table above shows an increase in our net income when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a greater impact than the decrease in net revenues, operating expenses, and other expenses, net and income tax lines related to the translation effect.

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the three-month ended on March 31, 2014 we did not entered into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 became the accounting basis for those assets. As of March 31, 2014, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SICAD 1 closing exchange rate of 10.7 BsF per U.S. dollar. As of December 31, 2013 the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was the official rate of 6.30 BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2014 and December 31, 2013 and net revenues for the three-month periods ended March 31, 2014 and 2013:

	Three-month period ended March 31,
	2014	2013
Venezuelan operations
Net Revenues	$19,356,587	$15,130,551

	March 31, 2014	December 31, 2013

Assets	125,455,211	126,873,804
Liabilities	(51,591,061)	(62,437,338)

Net Assets	$73,864,150	$64,436,466

As of March 31, 2014, net assets of our Venezuelan subsidiaries amount to approximately 21.1% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 8.7% of our consolidated cash and investments.

On February 9, 2013, the BCV eliminated the SITME and devalued the official exchange rate used to re-measure our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013 to 6.3 BsF per U.S. dollar. The effect of using the devalued official rate of 6.3 BsF per U.S. dollar generated a foreign currency loss that amounted to approximately $6.4 million in the first quarter of 2013.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas (SICAD 1), which acts jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within this new system, a company should be registered at the Registro Automatizado (Automatized Register, or RUSAD). The acquisition of foreign currencies under this new system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.3 BsF per U.S. dollar.

During December 2013, the Venezuelan regulation that created the SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such us but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Government, which does not include those relating to our business. So, SICAD 1 is now the primary system to which we will have to request US dollars to settle our transactions. As a result, the exchange rate we use to re-measure our net monetary asset position and BsF transactions of our Venezuelan operations from January 24, 2014 is the SICAD 1 exchange rate. As of March 31, 2014, the SICAD 1 exchange rate was 10.7 BsF per U.S. dollar. The average exchange rate of the first quarter of 2014 was 10.1 BsF per U.S. dollar. At the date of this report, the published SICAD 1 exchange rate is 10.0 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that would allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government has published operating rules for the new exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. The Venezuelan government has indicated that all industry sectors would be able to access SICAD 2. As of March 31, 2014, the SICAD 2 variable exchange rate was 49.81 BsF per U.S. dollar. Although the average rate transacted is being published daily by the BCV, there is no information about volumes being transacted and SICAD 2 is considered an alternative mechanism for the entities admitted under SICAD 1.

SICAD 2 does not eliminate or change the official rate of 6.3 BsF per U.S. dollar or the SICAD 1 above-described mechanism. According to current BCV regulations, SICAD 1 is still the primary channel to obtain foreign currencies to settle the kind of transactions we conduct in Venezuela, and for dividend distributions. At the date of this report, it is our intent to settle transactions requiring conversion to U. S. dollars through the SICAD 1 system, and did not settle transactions through SICAD 2.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. Our Venezuelan subsidiaries did not request authorization since 2012 to acquire U.S. dollars to make dividend distributions. We have not distributed dividends from our Venezuelan subsidiaries since 2011.

Although the current mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela imply increased restrictions, we do not expect that the current restrictions to purchase U.S. dollars will have a significant adverse effect on our business plans with regard to the investment in Venezuela.

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting of a hypothetical additional Venezuelan devaluation, we developed a scenario that considers an exchange rate of 50 BsF per U.S. dollar. Under this analysis, the assumed exchange rate was applied starting on January 1, 2014. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming an exchange rate of 50 BsF per U.S. dollar, applied for the period starting on January 1, 2014 to March 31, 2014:

	Three-months period ended March 31, 2014
	Actual (*)	Sensitivity (**)

Net revenues	$19,356,587	$3,820,537
Direct costs	$(5,634,981)	$(1,808,818)

Direct contribution	$13,721,606	$2,011,719
Direct Contribution Margin %	70.9%	52.7%

(*)	As reported.
(**)	Computing a hypothetical devaluation of the Venezuelan segment (50 BsF per U.S. dollar).

Additionally, had a hypothetical devaluation to 50 BsF per U.S. dollar occurred on March 31, 2014, we would have recognized an additional $10.3 million loss on foreign exchange and a deferred income tax gain of $7.5 million derived from the loss on foreign exchange related to the revaluation of our dollar denominated liabilities which is considered deductible for income tax purposes. As a consequence, the net income impact would have been a loss of approximately $2.8 million.

Despite the continued uncertainty and restrictions relating to foreign currency exchange in Venezuela as described above, we believe that our underlying business in that country is competitively well-positioned and continues to exhibit solid growth, including in terms of units sold, revenues and net income, even while economic conditions in the Venezuelan economy remain difficult. As economic conditions in that country improve, we expect that our business in Venezuela will benefit accordingly. Although we cannot assure you that the BsF will not experience further devaluations in the future, which may be significant and could have a material negative impact on our stated financial results for our Venezuela segment, for the reasons stated at the beginning of this paragraph, we remain strongly committed to our business and investment in Venezuela.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of March 31, 2014, MercadoPago’s funds receivable from customers totaled $54.3 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2014, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 2.19%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of March 31, 2014 could decrease (increase) by approximately $1.2 million.

As of March 31, 2014, our short-term investments amounted to $87.4 million and our long-term investments amounted to $45.0 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

On September 27, 2013, our board of directors, upon the recommendation of the compensation committee, approved the 2013 Long Term Retention Plan (the “2013 LTRP”) and on March 31, 2014, the Board of Directors, upon the recommendation of the Compensation Committee approved the 2014 employee retention programs (“2014 LTRP”). If earned, payments to eligible employees under the 2013 and 2014 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees. The awards under 2013 and/or 2014 LTRP are payable in cash, common stock or a combination thereof and, as we mentioned in the paragraph before for the others LTRP, we have granted the right to any LTRP participant to request settlement in cash.

In order to receive an award under the 2013 and/or 2014 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013 and/or 2014 LTRP bonus, payable as follows:

•	the eligible employee will receive a fixed cash payment, common stock or a combination thereof, equal to 8.333% of his or her 2013 and/or 2014 LTRP bonus once a year for a period of six years starting in March 2014 and/or 2015 (the “2013 and 2014 Annual Fixed Payment, respectively”); and

•	on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 8.333% of the applicable 2013 and/or 2014 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 and 2013 Stock Price, defined as $79.57 and $118.48 for the 2013 and 2014 LTRP, respectively , which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012 and 2013, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

At March 31, 2014, the total contractual obligation fair value of our 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment LTRP liability amounted to $23.9 million. As of March 31, 2014, the accrued liability related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounted to $0.8 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%:

	As of March 31, 2014
	MercadoLibre, Inc Equity Price	2009, 2010, 2011, 2012, 2013 and 2014 variable LTRP liability
(In US dollars)
Change in equity price in percentage

40%	136.28	33,529,632
30%	126.55	31,134,658
20%	116.81	28,739,685
10%	107.08	26,344,711
Static (*)	97.35	23,949,737
-10%	87.61	21,554,763
-20%	77.88	19,159,790
-30%	68.14	16,764,816
-40%	58.41	14,369,842

(*)	Average closing stock price for the last 60 trading days of the closing date.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 3, 2014.

As of March 31, 2014, our total reserves for proceeding-related contingencies were approximately $3.5 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.

As of March 31, 2014, there were 636 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of March 31, 2014, there were 3,191 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending ourself in these actions. We have established a reserve for those proceedings which we have considered that a loss is probable. The disclosure below updates and supplements the information set forth in “Item 3 — Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013:

On August 23, 2007, Serasa S.A., (or “Serasa”), sued MercadoLivre, our Brazilian subsidiary, in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that MercadoLivre should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering MercadoLivre (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) to prohibit on the website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, MercadoLivre presented the information requested. The Company appealed the preliminary injunction to the State Court of São Paulo and presented the defense on January 7, 2008. Serasa replied to MercadoLivre’s appeal on January 30, 2008. On March 26, 2008, MercadoLivre was summoned with a petition presented by Serasa alleging non-compliance with the injunction. MercadoLivre presented its response on March 31, 2008, arguing that it is in full compliance with the injunction. On August 26, 2008 the State Court of São Paulo lifted the prohibition to allow in the Brazilian website any content related to Serasa as established in the injunction but it was not appealed by the plaintiff. On June 5, 2009 the judge declared that MercadoLivre shall not be held liable for the content posted by its users. Nonetheless, the sentence ordered MercadoLivre to remove certain contents related to the plaintiff. Serasa filed a motion for clarification of that decision, which was rejected by the judge. In July 2009, Serasa presented an appeal to the higher court. In August 2009 MercadoLivre presented the response to the appeal. On March 31, 2014 Serasa entered into an agreement with MercadoLivre, becoming a member of MercadoLivre’s Intellectual Property Protection Program, and filling a petition, before the State Court of São Paulo, Brazil, waiving its right to appeal, therefor the case will be closed in the following weeks upon the date of this report.

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries in the 31st Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000 per day. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief to the State Court of Appeals of São Paulo on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On March 23, 2011, the Company’s appeal regarding the injunction granted to Citizen was ruled in favor of the Brazilian subsidiaries. On May 4, 2011, Citizen presented a motion to clarify the decision but it was dismissed on March 14, 2012. On May 28, 2012, the

Plaintiff filed a special recourse related to the injunction relief to the State Court of Appeals, and the Brazilian subsidiaries presented their defense on August 16, 2012 which was not admitted. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. On January 9, 2013, Citizen presented a motion to request the appeal to be ruled by the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). On March 1, 2013, the Company presented its response to that appeal. On August 27, 2013, the Brazilian Superior Court of Justice ruled against Citizen’s appeal. The Superior Court of Justice ruled that the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users and that they should comply with the “notice and take down” procedure it already have in place. On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s Extraordinary Appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. The Brazilian subsidiaries must present its responses to Citizen’s last appeal in the next few weeks. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. As of the date of this report the lower court’s ruling was still pending. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is reasonably possible but not probable.

In September 2012, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. In January 2005 the Company moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore the Company believes that has strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company´s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$ 41 million, or $18.1 million, according to the exchange rate at March 31, 2014. On January 28, 2014, São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On the following weeks the Company will present its response to mentioned defense. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

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

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, the Company presented its defense. On March 24, 2014 the Company filed an appeal against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. As of the date of this report the Interlocutory Appeal of the Brazilian subsidiary was not yet ruled by the State Court of Rio Grande do Sul, Brazil,. In the opinion of the Company’s management the risk of losing the case is reasonably possible, but not probable.

Intellectual Property Claims

In the past third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors — Risks related to our business — We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre Marketplace” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A — Risk Factors

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Political and economic conditions in Venezuela may have an adverse impact on our operations.

We conduct significant operations in Venezuela, offering both our MercadoLibre Marketplace and MercadoPago online payments solution, through our Venezuelan subsidiaries. As of March 31, 2014 we had 123 employees working in that country. As of and for the three-months period ended March 31, 2014, 16.8% of our consolidated net revenues and 21.1% of our consolidated net assets are derived from our Venezuelan subsidiaries, while 8.7% of our consolidated cash and investments are held in local Venezuelan currency by our Venezuelan subsidiaries. The political and economic conditions in Venezuela are very unstable, with economy considered hyperinflationary under U.S. GAAP since 2010. We cannot predict the impact of any future political and economic events on our business, nor can we predict the economic and regulatory impact of the Venezuelan government’s current or future initiatives, including whether it will extend nationalization to e-commerce or other businesses, implement further price or profit controls or further restrict our ability to obtain or distribute U.S. dollars, all of which could impact our business and our results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our website or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.

In recent years, Venezuela has suffered severe electricity shortages that prompted the Venezuelan government to declare an energy emergency. This situation could impact the operation of our automobile classifieds points of sale in Venezuela as well as our Venezuelan users’ ability to access the Internet, either of which could have a material adverse impact on our business.

During November 2013, the Venezuelan Government, established a maximum of BsF $ 250 per square meter for properties leased for the development of commercial, industrial or production activities, and prohibiting leases in foreign currencies and changes to lease prices during the term of the contract.

In addition, the Venezuelan government has imposed foreign exchange and price controls on the local currency in recent years. These foreign exchange controls increase our costs and significantly limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. In fact, since the Venezuelan government´s devaluation in February 2013, we have been unable to obtain U.S. dollars through the auction processes established by the Venezuelan government and we do not know when or if we will be able to obtain U.S. dollars through these processes in the future. As a result, the foreign exchange and price controls enacted in recent years by the Venezuelan government, and by future actions in this regard, could have a material adverse effect on our Venezuelan customers and our business, financial condition and results of operations. Moreover, we cannot predict the long-term effects of exchange controls on our ability to process payments from Venezuelan customers or on the Venezuelan economy in general.

On March 19, 2013, the BCV announced the creation of the “Sistema Complementario de Administración de Divisas”, or SICAD 1, which acts jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI) to design, plan and execute the government´s foreign exchange policies. In order to operate within this new system, a company needs to register with the Registro Automatizado (Automatized Register, or “RUSAD”). The acquisition of foreign currencies under this new system is permitted for making payments to foreign suppliers and is organized under an auction process, where the minimum exchange rate to be offered is 6.30 BsF per U.S. dollar. Since its initial implementation, we have been unable to access the auction process and there is no information available on the details or planned frequency of the SICAD mechanism.

During December 2013, the Venezuelan regulation that created the SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Government, which does not include those relating to our business. So, SICAD 1 is now the primary system to which we will have to request US dollars to settle our transactions. As of March 31, 2014, the SICAD 1 exchange rate was 10.7 BsF per U.S. dollar. The average exchange rate of the first quarter of 2014 was 10.1 BsF per U.S. dollar. At the date of this report, the published SICAD 1 exchange rate is 10.0 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that would allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government has published operating rules for the new exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. The Venezuelan government has indicated that all industry sectors would be able to access SICAD 2. As of March 31, 2014, the SICAD 2 variable exchange rate was 49.81 BsF per U.S. dollar. Although the average rate transacted is being published daily by the BCV, there is no information about volumes being transacted and SICAD 2 is considered an alternative mechanism for the entities admitted under SICAD 1.

SICAD 2 does not eliminate or change the official rate of 6.3 BsF per U.S. dollar or the SICAD 1 above-described mechanism. According to current BCV regulations, SICAD 1 is still the primary channel to obtain foreign currencies to settle the kind of transactions we conduct in Venezuela, and for dividend distributions. At the date of this report, it is our intent to settle transactions requiring conversion to U. S. dollars through the SICAD 1 system, and did not settle transactions through SICAD 2.

For accounting purposes, Venezuela was designated as a highly inflationary economy beginning January 1, 2010 because the three-year cumulative blended inflation rate exceeded 100%. For this reason, as from that date, we are required to account for the operations of our Venezuelan subsidiaries using the functional currency of MercadoLibre, Inc., which is the U.S. dollar, rather than the BsF as the functional currency. Due to the fact that SICAD 1 is still the primary system to which we will have to request U.S. dollars to settle our transactions, the exchange rate we used to re-measure our net monetary asset position and BsF transactions of our Venezuelan operations from January 24, 2014 is the SICAD 1 exchange rate. In the event we were not be able to access SICAD 1 to acquire U.S. dollars or we were not called by the Venezuelan authorities to the SICAD 1 auctions, we would have to access SICAD 2 to exchange BsF per U.S. dollars in case we needed them for our operation and, as a consequence, we could use SICAD 2 exchange rate for accounting purposes. In this case, we would experience a significant decrease in our Venezuelan Subsidiary’s revenues, expenses and net asset position. Any of these situations would have an adverse impact on our results of operations and earnings and we cannot assure you that the impact would not be material.

In addition, if the SICAD 1 framework or an alternative source of exchange becomes widely available at a more unfavorable rate than the rate used to remeasure our net monetary assets and non-U.S. dollar denominated operations of our Venezuelan subsidiaries or the SICAD 1 mechanism proves unavailable to us for dividend distributions or otherwise and we are again required to remeasure our net monetary assets and non-U.S. dollar denominated Venezuelan operations at yet another exchange rate, such as SICAD 2, our results of operations and earnings would be negatively impacted, and we cannot assure that the impact would not be material. Additionally, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

Going forward, we cannot predict with any certainty whether additional government actions, including in the form of further currency devaluations, continued worsening import authorization controls, foreign exchange, price or profit controls, expropriation or other forms of government takeovers, will occur. The continuation or deterioration of the challenging politics and economic conditions in Venezuela could have further material adverse impacts on our business, results of operations and financial condition.

Item 6 — Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

10.1	2014 Long-Term Retention Plan. (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Exhibit 10.1 to the our Current Report in Form 8-K filed on April 2, 2014
*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 9, 2014	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

10.1	2014 Long-Term Retention Plan. (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on April 2, 2014.