Form 10-Q
period 2014-06-30
MERCADOLIBRE INC
filed 2014-08-11
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

44,153,892 shares of the issuer’s common stock, $0.001 par value, outstanding as of July 31, 2014.

MERCADOLIBRE, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3

Interim Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2014 and 2013	4

Interim Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2014 and 2013	5

Interim Condensed Consolidated Statements of Cash Flows for the three and six-month periods ended June 30, 2014 and 2013	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	65

Item 4 — Controls and Procedures	70

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	71

Item 1A — Risk Factors	73

Item 6 — Exhibits	75

INDEX TO EXHIBITS	78

Exhibit 3.1
Exhibit 3.2
Exhibit 4.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$385,520,117	$140,285,104
Short-term investments	105,228,656	76,593,214
Accounts receivable, net	34,690,697	25,884,260
Credit cards receivables, net	59,432,409	52,045,851
Prepaid expenses	4,982,687	3,836,081
Deferred tax assets	14,958,011	16,030,880
Other assets	9,403,570	11,488,845

Total current assets	614,216,147	326,164,235
Non-current assets:
Long-term investments	52,145,285	45,719,737
Property and equipment, net	83,780,843	131,371,909
Goodwill	70,267,846	55,101,218
Intangible assets, net	25,683,101	6,591,585
Deferred tax assets	15,617,709	3,014,905
Other assets	26,253,967	24,399,184

Total non-current assets	273,748,751	266,198,538

Total assets	$887,964,898	$592,362,773

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$40,677,870	$34,405,333
Funds payable to customers	147,908,193	129,038,663
Salaries and social security payable	20,504,959	23,182,811
Taxes payable	18,440,304	17,854,110
Loans payable and other financial liabilities	2,258,026	13,370,823
Other liabilities	3,330,166	—
Dividends payable	7,329,546	6,313,869

Total current liabilities	240,449,064	224,165,609
Non-current liabilities:
Salaries and social security payable	6,188,947	9,185,269
Loans payable and other financial liabilities	278,362,784	2,489,819
Deferred tax liabilities	18,294,662	5,339,359
Other liabilities	6,154,336	3,699,109

Total non-current liabilities	309,000,729	20,713,556

Total liabilities	$549,449,793	$244,879,165

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	$4,000,000	$4,000,000

Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,153,892 and 44,153,473 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	$44,154	$44,153
Additional paid-in capital	137,572,237	121,562,193
Treasury stock	—	(1,012,216)
Retained earnings	300,359,917	310,345,448
Accumulated other comprehensive loss	(103,461,203)	(87,455,970)

Total Equity	334,515,105	343,483,608

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$887,964,898	$592,362,773

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three-month periods ended June 30, 2014 and 2013

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net revenues	$247,231,460	$214,909,107	$131,849,139	$112,183,360
Cost of net revenues	(67,911,204)	(59,726,378)	(36,371,539)	(31,077,211)

Gross profit	179,320,256	155,182,729	95,477,600	81,106,149

Operating expenses:
Product and technology development	(23,998,006)	(19,142,610)	(11,740,808)	(9,760,220)
Sales and marketing	(48,821,152)	(43,161,483)	(26,469,194)	(20,823,546)
General and administrative	(28,917,112)	(28,858,158)	(13,684,701)	(15,073,088)
Impairment of Long-Lived Assets	(49,495,686)	—	(49,495,686)	—

Total operating expenses	(151,231,956)	(91,162,251)	(101,390,389)	(45,656,854)

Income (loss) from operations	28,088,300	64,020,478	(5,912,789)	35,449,295

Other income (expenses):
Interest income and other financial gains	6,608,546	5,596,320	3,572,917	2,202,314
Interest expense and other financial losses	(1,805,335)	(892,020)	(778,155)	(531,668)
Foreign currency gains (losses)	(12,871,102)	(2,648,848)	(15,964,572)	3,600,866
Other (losses) gains, net	—	(2,340)	—	1,393

Net income (loss) before income / asset tax expense	20,020,409	66,073,590	(19,082,599)	40,722,200

Income / asset tax expense	(15,280,934)	(18,529,981)	(6,505,879)	(10,701,182)

Net income (loss)	$4,739,475	$47,543,609	$(25,588,478)	$30,021,018

Less: Net Income attributable to Redeemable Noncontrolling Interest	69,532	84,715	5,552	42,377

Net income (loss) attributable to MercadoLibre, Inc. shareholders	$4,669,943	$47,458,894	$(25,594,030)	$29,978,641

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Basic EPS
Basic net income (loss) attributable to MercadoLibre, Inc. Shareholders per common share	$0.11	$1.07	$(0.58)	$0.67

Weighted average of outstanding common shares	44,153,658	44,152,132	44,153,892	44,152,933

Diluted EPS
Diluted net income (loss) attributable to MercadoLibre, Inc. Shareholders per common share	$0.11	$1.07	$(0.58)	$0.67

Weighted average of outstanding common shares	44,168,126	44,152,132	44,182,668	44,152,933

For more information related to dividends per common share, see Note 10. Cash Dividend Distribution.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month periods ended June 30, 2014 and 2013

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income (loss)	$4,739,475	$47,543,609	$(25,588,478)	$30,021,018

Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(16,101,660)	(14,627,161)	508,910	(13,667,817)
Unrealized net gains on available for sale investments	121,894	(242,770)	83,565	(771,109)
Less: reclassification adjustment for gains on available for sale investments included in net income	(25,467)	(759,565)	—	—

Net change in accumulated other comprehensive loss, net of income tax	(16,005,233)	(15,629,496)	592,475	(14,438,926)

Total comprehensive (loss) income	$(11,265,758)	$31,914,113	$(24,996,003)	$15,582,092

Less: Comprehensive (loss) income attributable to Redeemable Noncontrolling Interest	100,891	67,415	28,812	(152,439)

Comprehensive (loss) income attributable to MercadoLibre, Inc. Shareholders	$(11,366,649)	$31,846,698	$(25,024,815)	$15,734,531

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statement of Cash Flows

For the six-month periods ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$4,669,943	$47,458,894
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to Redeemable Noncontrolling Interest	69,532	84,715
Net Devaluation Loss in Venezuela and Argentina	13,808,146	6,420,929
Impairment of Long-Lived Assets	49,495,686	—
Depreciation and amortization	7,583,270	5,456,023
Accrued interest	(4,210,765)	(2,985,764)
LTRP accrued compensation	1,931,082	4,297,543
Deferred income taxes	(8,672,289)	(1,815,001)
Changes in assets and liabilities:
Accounts receivable	(22,789,059)	(8,218,798)
Credit Card Receivables	(15,277,940)	(31,226,712)
Prepaid expenses	(1,527,509)	(1,604,294)
Other assets	1,487,015	(1,761,828)
Accounts payable and accrued expenses	33,769,907	12,375,483
Funds payable to customers	21,969,371	21,955,337
Other liabilities	1,351,131	2,333,387
Interest received from investments	4,249,705	6,391,850

Net cash provided by operating activities	87,907,226	59,161,764

Cash flows from investing activities:
Purchase of investments	(774,416,992)	(411,974,520)
Proceeds from sale and maturity of investments	746,111,708	449,386,936
Payment for acquired businesses, net of cash acquired	(32,126,805)	(3,224,162)
Purchases of intangible assets	(1,950,835)	(12,657)
Purchases of property and equipment	(14,633,760)	(38,093,323)

Net cash used in investing activities	(77,016,684)	(3,917,726)

Cash flows from financing activities:
Funds received from the issuance of convertible notes	330,000,000	—
Transaction costs from the issuance of convertible notes	(7,425,000)	—
Purchase of convertible note capped call	(19,668,000)	—
Payments on loans payable and other financial liabilities	(2,726,259)	—
Dividends paid	(13,643,415)	(11,126,265)
Repurchase of Common Stock	(1,944,307)	(1,012,216)
Stock options exercised	—	3,020

Net cash provided by (used in) financing activities	284,593,019	(12,135,461)

Effect of exchange rate changes on cash and cash equivalents	(50,248,548)	(13,406,232)

Net increase in cash and cash equivalents	245,235,013	29,702,345
Cash and cash equivalents, beginning of the period	140,285,104	101,489,002

Cash and cash equivalents, end of the period	$385,520,117	$131,191,347

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

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

As of June 30, 2014, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A. During April 2014 the Company acquired online real estate classifieds advertisement companies in Chile and Mexico (see Note 4 for further details).

MercadoPago is currently available to users in each of Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

MercadoEnvios is currently available to users in Argentina and Brazil.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.6% of the consolidated amounts during the six-month periods ended June 30, 2014 and 2013. Long-lived assets and Goodwill located in the foreign operations totaled $167,538,600 and $183,922,432 as of June 30, 2014 and December 31, 2013, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Basis of presentation (Continued)

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2014 and December 31, 2013. These financial statements also show the Company’s consolidated statements of income, of comprehensive income and of cash flows for the six and three-month periods ended June 30, 2014 and 2013. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period.

Foreign currency translation

Venezuelan currency status

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

On February 9, 2013, the Venezuelan Central Bank (“BCV”) eliminated the SITME and devalued the official exchange rate used to re-measure our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013 to 6.3 BsF (Bolivares Fuertes) per U.S. dollar. The effect of using the devalued official rate of 6.3 BsF per U.S. dollar generated a foreign currency loss that amounted to $6.4 million in the first quarter of 2013.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas (SICAD 1), which acts jointly with the Commission for the

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

Administration of Foreign Exchange Control (CADIVI). In order to operate within this system, a company should be registered at the Registro Automatizado (Automatized Register, or RUSAD). The acquisition of foreign currencies under this system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered is 6.3 BsF per U.S. dollar.

During December 2013, the Venezuelan regulation that created the SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Government, which does not include those relating to the Company’s business. As a consequence, SICAD 1 became, from that moment, the primary system to which the Company would have to request U.S. dollars to settle its transactions. As a result, from January 24 to May 15, 2014, the exchange rate used to re-measure the Company’s net monetary asset position in BsF and BsF transactions of its Venezuelan operations was the SICAD 1 exchange rate.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that should allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the Venezuelan Central Bank (“BCV”) and other public entities authorized by the Ministry of Finance. The Venezuelan government has published operating rules for the new exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. Since implementation of the SICAD 1 system, the Company was unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system, on May 16, 2014, the Company decided to start requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system is an open mechanism that permits any company to request dollars for any purpose. Consequently, the Company is eligible for and has been granted, U.S. dollars through the SICAD 2 mechanism.

As a consequence of the determination to obtain U.S. dollars through SICAD 2 and the lack of access to SICAD 1 since May 16, 2014, the Company concluded that the SICAD 2 exchange rate should be used to re-measure their bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of its Venezuelan operations, effective as of May 16, 2014. As a consequence, the Company has recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of June 30, 2014 the SICAD 2 exchange rate was 49.98 BsF per U.S. dollar.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

In light of the current economic conditions in Venezuela, and the determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of its Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from the Venezuelan business, the Company reviewed the long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering the current expected use of these assets in light of this foregoing. The Company owns two office spaces in Venezuela that had expected to use to support the main operating activities in that country. However, due to the current conditions, the Company now intends to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because the Company has concluded that the carrying value of these two real estate properties will not be recoverable, the Company has recorded an impairment of long-lived assets of $49,495,686 during May 2014. The carrying amount has been adjusted to its estimated fair value of approximately $22 million.

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

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2014 and December 31, 2013 and net revenues for the six-month periods ended June 30, 2014 and 2013:

	Six-month periods ended June 30,
	2014	2013
Venezuelan operations
Net Revenues	$35,908,018	$32,694,097

	June 30, 2014	December 31, 2013

Assets	59,760,695	126,873,804
Liabilities	(36,209,130)	(62,437,338)

Net Assets	$23,551,565	$64,436,466

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

As of June 30, 2014, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 7.0% of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.6% of our consolidated cash and investments.

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

Despite the current difficult macroeconomic environment in Venezuela, the Company continues to actively manage, through its Venezuelan subsidiaries, its investment in Venezuela. Regardless the current operating, political and economic conditions and certain other factors in Venezuela, management currently plans to continue supporting its Business in Venezuela in the long run.

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

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets in Argentina decreased in $14,625,451 with the related impact in Other Comprehensive Income and the Company recognized a foreign exchange gain of $4,597,510. As of June 30, 2014, the Argentinean Peso exchange rate was $8.13 per U.S. dollar.

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

Aggregate tax benefit totaled $1,496,827 and $2,275,176 for the three-month periods ended June 30, 2014 and 2013, respectively, while for the six-month periods ended at such dates amounted to $3,599,169 and $4,769,024, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.03 and $0.05 for the three-month periods ended June 30, 2014 and 2013, respectively, while for the six-month periods ended at such dates amounted to $0.08 and $0.11, respectively.

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

If we are successful in being admitted as beneficiaries under the new law, the current income tax relief would decrease, but it is currently estimated that the Argentine effective income tax rate would still be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The Industry Secretary resolution which rules, among other provisions, on the mechanism to file the information to obtain the benefits derived from the new software development law was issued in late February 2014. During May 2014, the Company presented all the required documentation in order to apply for the new software development law. At the date of issuance of these interim condensed consolidated financial statements, the Industry Secretary resolution which approves the Company’s application is still pending.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Accumulated other comprehensive income

The following table sets forth the Company’s accumulated other comprehensive income as of June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013

Foreign currency translation	$(103,583,097)	$(87,481,437)
Unrealized gains on investments	178,019	36,626
Estimated tax loss on unrealized gains on investments	(56,125)	(11,159)

	$(103,461,203)	$(87,455,970)

The following tables summarize the changes in accumulated balances of other comprehensive income for the six-month period ended June 30, 2014 and the year ended December 31, 2013:

	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total

Balances as of December 31, 2013	$36,626	$(87,481,437)	$(11,159)	$(87,455,970)

Other comprehensive income before reclassification adjustments for gains on available for sale investments	178,019	(16,101,660)	(56,125)	(15,979,766)

Amount of gain (loss) reclassified from accumulated other comprehensive income to net income	(36,626)	—	11,159	(25,467)

Net current period other comprehensive income	141,393	(16,101,660)	(44,966)	(16,005,233)

Balances as of June 30, 2014	$178,019	$(103,583,097)	$(56,125)	$(103,461,203)

Details about Accumulated Other Comprehensive Income Components for the three-month period ended June 30, 2014	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Unrealized gains on investments	$36,626	Interest income and other financial gains
Estimated tax loss on unrealized gains on investments	(11,159)	Income / asset tax expense

Total reclassifications for the period	$25,467	Total, net of income taxes

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As explained in the section “Foreign Currency Translation” of the present Note to these interim condensed consolidated financial statements, as a consequence of an ongoing lack of

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Impairment of long-lived assets (Continued)

access to SICAD 1 auction system, on May 16, 2014 the Company decided to start requesting U.S. dollars through the SICAD 2 mechanism and use the SICAD 2 exchange rate to re-measure its Bolivar-denominated monetary assets and liabilities in BsF and to re-measure the result of its Venezuelan operations, effective as of May 16, 2014.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, and their expected current use in the new context (receive rental income instead of using the long-lived assets to support the Company’s future growth of operations in Venezuela), the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that two office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded an impairment loss of $49,495,686 during the three-month period ended June 30, 2014.

Convertible Senior Notes

On June 30, 2014, the Company issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes.

Prior to January 1, 2019, the Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The conversion rate is subject to customary anti-dilution adjustments. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the convertible debt instrument within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and a fair value was assigned. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of June 30, 2014, the Company determined the fair value of the liability component of the Notes based on market data that was available for senior,

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Convertible Senior Notes (Continued)

unsecured nonconvertible corporate bonds issued by comparable companies. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

The initial debt component of the Notes was valued at $283,015,125, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $46,984,875. The effective interest rate after allocation of transaction costs to the liability component is 6.10% and is used to amortize the debt discount and transaction costs.

In connection with the issuance of the Notes, the Company paid approximately $19,668,000 to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and / or offset any cash payments the Company may be required to make in excess of the principal amount of any converted notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.81 per common share.

The $19,668,000 cost of the capped call transactions, which net of deferred income tax effect amounts to $12,784,200, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

For more detailed information in relation to the Notes and the Capped Call transactions, see Note 9 to these interim condensed consolidated financial statements.

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts and chargeback provisions, depreciation, amortization, recoverability of goodwill and intangible assets with indefinite useful life, useful life of long-lived assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs, relating to the Company’s long term retention plan, fair value of convertible debt note, recognition of income taxes and contingencies. Actual results could differ from those estimates.

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

On May 28, 2014, the FASB issued the Accounting Standard Update (“ASU”) N° 2014-09, “Revenue contracts with clients”, which changes in the timing of revenue recognition, includes variable consideration in the transaction price prior to resolution of contingencies, allocates the transaction price based on standalone selling price, among other changes. This standard is required to be adopted for annual reporting periods beginning after December 15, 2016 for public entities, no early adoption is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement will have on the Company’s financial position, results of operations or cash flows.

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net income available to common shareholders attributable to common stock for the period, and the corresponding adjustment attributable to changes in redeemable non-controlling interest, by the weighted average number of common shares outstanding during the period.

Diluted earnings per share for the Company’s common stock assume the issuance of shares as a consequence of a convertible debt securities conversion event.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share (Continued)

The following table shows how net income is allocated using the “if converted” method for earnings per common share for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(25,588,478)	$(25,588,478)	$30,021,018	$30,021,018

Net loss (income) attributable to noncontrolling interests	(5,552)	(5,552)	(42,377)	(42,377)

Change in redeemable amount of noncontrolling interest	(121,046)	(121,046)	(349,911)	(349,911)

Net income (loss) attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$(25,715,076)	$(25,715,076)	$29,628,730	$29,628,730

	Six Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$4,739,475	$4,739,475	$47,543,609	$47,543,609

Net loss (income) attributable to noncontrolling interests	(69,532)	(69,532)	(84,715)	(84,715)

Change in redeemable amount of noncontrolling interest	3,615	3,615	(133,951)	(133,951)

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$4,673,558	$4,673,558	$47,324,943	$47,324,943

Net income (loss) per share of common stock is as follows for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted

Net (loss) income attributable to MercadoLibre, Inc. Shareholders per common share	$(0.58)	$(0.58)	$0.67	$0.67

Numerator:

Net (loss) income attributable to MercadoLibre, Inc. Shareholders	$(25,715,076)	$(25,715,076)	$29,628,730	$29,628,730

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,153,892	44,153,892	44,152,933	44,152,933
Adjustment for Convertible Notes	—	28,776	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,153,892	44,182,668	44,152,933	44,152,933

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share (Continued)

	Six months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted

Net income attributable to MercadoLibre, Inc. Shareholders per common share	$0.11	$0.11	$1.07	$1.07

Numerator:

Net income attributable to MercadoLibre, Inc. Shareholders	$4,673,558	$4,673,558	$47,324,943	$47,324,943

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,153,658	44,153,658	44,152,132	44,152,132
Adjustment for Convertible Notes	—	14,468	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,153,658	44,168,126	44,152,132	44,152,132

On June 30, 2014, the Company issued the 2.25% Convertible Senior Notes due 2019 (please refer to Note 9 of these interim condensed consolidated financial statements for discussion regarding these debt notes). The conversion of these debt notes are considered for diluted earnings per share utilizing the “if converted” method, the effect of that conversion is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. As the Notes were issued on June 30, 2014, they have been computed in the denominator (weighted average of common stock outstanding) for diluted earnings per share calculation for the three and six-month periods ended June 30, 2014.

The denominator for diluted net income / loss per share for the three and six-month periods ended June 30, 2014 does not include any effect from the capped call because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

For the three and six-month periods ended June 30, 2014 and 2013, there were no anti-dilutive shares that should have been excluded from the calculation of diluted net income (loss) per common share.

4.	Business combinations, goodwill and intangible assets

Business combinations

Acquisition of online classifieds advertisement companies in Chile and Mexico

On April 8, 2014, through its subsidiaries Meli Inversiones SpA and Meli Participaciones, S.L., the Company acquired 100% of the issued and outstanding shares of capital stock of the companies VMK S.A., Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platforms dedicated to the sale of real estate in Chile through Portal Inmobiliario brand and in Mexico through Guia de Inmuebles brand.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $38,078,590, measured at its fair value, amount that included: (i) the total cash payment of

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, goodwill and intangible assets (Continued)

Business combinations (Continued)

$32,147,755 at closing day; (ii) an escrow of $1,000,000 held in an escrow agent, according to the stock purchase agreement; (iii) the contingent additional cash considerations and escrows up to $4,621,084 in case the companies achieve certain revenue performance targets during 2014 and 2015, measured at fair value; and, (iv) an additional price adjustment escrow.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

The Company’s condensed consolidated statement of income includes the results of operations of the acquired business as from April 8, 2014. The net revenues and net income of the acquiree included in the Company’s interim condensed consolidated statement of income since the acquisition amounted to $3,361,850 and $895,414, respectively.

The following table summarizes the preliminary purchase price allocation for the acquisition:

	Chile	Mexico	Total

Cash and cash equivalents	$546,736	$474,214	$1,020,950
Other net tangible assets / (liabilities)	2,306,226	(2,727,285)	(421,059)
Trademarks	5,422,000	2,155,000	7,577,000
Customer Lists	10,104,059	321,809	10,425,868
Software	446,625	—	446,625
Non solicitation agreement	587,000	—	587,000
Deferred tax assets and liabilities	(245,484)	748,325	502,841
Goodwill	12,384,798	5,554,567	17,939,365

Purchase Price	$31,551,960	$6,526,630	$38,078,590

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these unaudited interim condensed consolidated financial statements. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademarks, customer lists, software and non-solicitation agreements for a total amount of $19,036,493. Management of the Company estimates that trademarks have an indefinite lifetime and the intangible assets associated with customer list will be amortized over a ten year period. The non-solicitation agreement intangible asset will be amortized over a four year period and the software in three years.

The Company recognized goodwill for this acquisition based on management expectation that the acquired business will improve the Company’s business.

Tax goodwill related to the proportion acquired by Meli Inversiones SpA (Chile) is deductible for tax purposes.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, goodwill and intangible assets (Continued)

Business combinations (Continued)

The results of operations for periods prior to the acquisition for each acquisition, both individually and in the aggregate, were not material to the interim condensed consolidated statements of income of the Company and, accordingly, supplemental pro-forma information has not been presented.

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

Goodwill is not deductible for tax purposes.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2014	2013

Goodwill	$70,267,846	$55,101,218

Intangible assets with indefinite lives
- Trademarks	12,902,239	5,238,090
Amortizable intangible assets
- Licenses and others	3,797,312	3,430,003
- Non-compete / solicitation agreement	1,565,441	1,025,605
- Customer list	11,827,644	1,568,190

Total intangible assets	$30,092,636	$11,261,888
Accumulated amortization	(4,409,535)	(4,670,303)

Total intangible assets, net	$25,683,101	$6,591,585

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2014 and the year ended December 31, 2013 are as follows:

	Period ended June 30, 2014
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of the period	$10,366,018	$14,676,145	$6,520,194	$11,376,140	$5,251,667	$5,506,062	$1,404,992	$55,101,218
- Business acquisition	—	—	12,384,798	5,554,567	—	—	—	17,939,365
- Effect of exchange rates change	390,572	(2,989,282)	(341,628)	74,173	—	120,498	(27,070)	(2,772,737)

Balance, end of the period	$10,756,590	$11,686,863	$18,563,364	$17,004,880	$5,251,667	$5,626,560	$1,377,922	$70,267,846

	Year ended December 31, 2013
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063
- Business Acquisition	1,307,644	659,159	—	186,806	405,637	69,385	40,030	2,668,661
- Effect of exchange rates change	(1,647,907)	(4,872,108)	(595,017)	(215,446)	—	(460,459)	(142,569)	(7,933,506)

Balance, end of the year	$10,366,018	$14,676,145	$6,520,194	$11,376,140	$5,251,667	$5,506,062	$1,404,992	$55,101,218

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, goodwill and intangible assets (Continued)

Business combinations (Continued)

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $189,351 and $216,587 for the three-month periods ended June 30, 2014 and 2013, respectively, while for the six-month periods ended at such dates amounted to $348,092 and $437,446, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years, as of June 30, 2014 is as follows:

For year ended 12/31/2014	$1,008,652
For year ended 12/31/2015	1,929,000
For year ended 12/31/2016	1,707,070
For year ended 12/31/2017	1,309,813
For year ended 12/31/2018	1,112,388
Thereafter	5,713,939

$12,780,862

5.	Segment reporting

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

Direct contribution consists of net revenues from external customers less direct costs and any impairment of long lived assets. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, payroll, third party fees. All corporate related costs have been excluded from the Company’s direct contribution.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended June 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$63,400,348	$33,267,193	$9,369,842	$16,551,431	$9,260,325	$131,849,139
Direct costs	(37,793,126)	(17,609,259)	(5,546,333)	(4,856,907)	(4,972,194)	(70,777,819)
Impairment of Long-lived Assets	—	—	—	(49,495,686)	—	(49,495,686)

Direct contribution	25,607,222	15,657,934	3,823,509	(37,801,162)	4,288,131	11,575,634

Operating expenses and indirect costs of net revenues						(17,488,423)

Income from operations						(5,912,789)

Other income (expenses):
Interest income and other financial gains						3,572,917
Interest expense and other financial losses						(778,155)
Foreign currency losses						(15,964,572)
Other gains, net						—

Net income before income / asset tax expense						$(19,082,599)

	Three Months Ended June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$51,116,153	$29,000,836	$7,823,566	$17,563,547	$6,679,258	$112,183,360
Direct costs	(27,849,992)	(16,203,748)	(5,122,425)	(6,478,796)	(3,215,003)	(58,869,964)

Direct contribution	23,266,161	12,797,088	2,701,141	11,084,751	3,464,255	53,313,396

Operating expenses and indirect costs of net revenues						(17,864,101)

Income from operations						35,449,295

Other income (expenses):
Interest income and other financial gains						2,202,314
Interest expense and other financial losses						(531,668)
Foreign currency gains						3,600,866
Other gains, net						1,393

Net income before income / asset tax expense						$40,722,200

	Six Months Ended June 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$115,834,447	$61,228,937	$17,453,027	$35,908,018	$16,807,031	$247,231,460
Direct costs	(68,310,020)	(34,523,451)	(10,293,505)	(10,491,888)	(8,886,725)	(132,505,589)
Impairment of Long-lived Assets	—	—	—	(49,495,686)	—	(49,495,686)

Direct contribution	47,524,427	26,705,486	7,159,522	(24,079,556)	7,920,306	65,230,185

Operating expenses and indirect costs of net revenues						(37,141,885)

Income from operations						28,088,300

Other income (expenses):
Interest income and other financial gains						6,608,546
Interest expense and other financial losses						(1,805,335)
Foreign currency loss						(12,871,102)
Other losses, net						—

Net income before income / asset tax expense						$20,020,409

	Six Months Ended June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$98,881,836	$54,621,583	$15,613,867	$32,694,097	$13,097,724	$214,909,107
Direct costs	(58,843,536)	(29,679,458)	(9,239,252)	(12,486,903)	(6,082,984)	(116,332,133)

Direct contribution	40,038,300	24,942,125	6,374,615	20,207,194	7,014,740	98,576,974

Operating expenses and indirect costs of net revenues						(34,556,496)

Income from operations						64,020,478

Other income (expenses):
Interest income and other financial gains						5,596,320
Interest expense and other financial losses						(892,020)
Foreign currency loss						(2,648,848)
Other losses, net						(2,340)

Net income before income / asset tax expense						66,073,590

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	June 30,	December 31,
	2014	2013

US long-lived tangible assets	$11,979,734	$9,131,777

Other countries long-lived tangible assets
Argentina	26,563,597	29,119,057
Brazil	7,742,432	5,559,702
Mexico	1,144,967	711,200
Venezuela (*)	33,429,396	83,655,816
Other countries	2,920,717	3,194,357

	$71,801,109	$122,240,132

Total long-lived tangible assets	$83,780,843	$131,371,909

(*)	After the impairment of Venezuelan long-lived assets. See Note 2 Venezuelan currency status.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2014	2013

US intangible assets	$213,456	$10,503

Other countries goodwill and intangible assets
Argentina	12,369,255	15,575,776
Brazil	10,899,364	10,380,974
Mexico	21,670,820	14,512,949
Venezuela	6,900,347	6,913,604
Other countries (*)	43,897,705	14,298,997

	$95,737,491	$61,682,300

Total goodwill and intangible assets	$95,950,947	$61,692,803

(*)	Includes the acquisition of online classified advertisement company in Chile. See Note 4.

Consolidated net revenues by similar products and services for the three and six-month periods ended June 30, 2014 and 2013 were as follows:

Consolidated Net Revenues	Six-months Ended June 30,		Three-months Ended June 30,
	2014	2013	2014	2013

Marketplace	$174,959,772	$149,630,271	$91,517,242	$77,915,508
Non-marketplace (*)	$72,271,688	$65,278,836	$40,331,897	$34,267,852

Total	$247,231,460	$214,909,107	$131,849,139	$112,183,360

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	June 30,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2014	(Level 1)	(Level 2)	2013	(Level 1)	(Level 2)
Assets
Cash and Cash Equivalents:
Money Market Funds	$38,994,495	$38,994,495	$—	$19,630,109	$19,630,109	$—
Corporate Debt Securities	24,607	24,607	—	88,648	88,648	—
Investments:
Sovereign Debt Securities	34,254,717	34,254,717	—	30,395,890	30,395,890	—
Corporate Debt Securities	21,899,049	16,123,624	5,775,425	25,239,905	19,110,709	6,129,196

Total Financial Assets	$95,172,868	$89,397,443	$5,775,425	$75,354,552	$69,225,356	$6,129,196

As of June 30, 2014, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date. As of June 30, 2014, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of June 30, 2014 and December 31, 2013, the Company had $100,664,973 and $66,677,156 of short-term investments, respectively, which consisted of time deposits. Those investments are accounted for at amortized cost which, as of June 30, 2014 and December 31, 2013, approximates their fair values.

As of June 30, 2014 and December 31, 2013, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, provisions and other liabilities. The convertible senior notes approximate their fair value as explained in Note 9 to these interim condensed consolidated financial statements. The rest of the loans payable and other financial liabilities approximate their fair value because the interest rate of the loans, are not materially different from market interest rate for similar instruments.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities (Continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2014 and December 31, 2013:

	Balances as of	Significant other	Balances as of	Significant other
	June 30,	observable inputs	December 31,	observable inputs
	2014	(Level 2)	2013	(Level 2)
Assets
Time Deposits	$100,664,973	100,664,973	$66,677,156	66,677,156
Accounts receivable	34,690,697	34,690,697	25,884,260	25,884,260
Credit Cards receivable	59,432,409	59,432,409	52,045,851	52,045,851
Prepaid expenses	4,982,687	4,982,687	3,836,081	3,836,081
Other assets	35,657,537	35,657,537	35,888,029	35,888,029

Total Assets	$235,428,303	$235,428,303	$184,331,377	$184,331,377

Liabilities
Accounts and funds payable	$40,677,870	$40,677,870	$34,405,333	$34,405,333
Funds payable to customers	147,908,193	147,908,193	129,038,663	129,038,663
Salaries and social security payable	15,345,811	15,345,811	15,863,028	15,863,028
Tax payable	18,440,304	18,440,304	17,854,110	17,854,110
Dividends payable	7,329,546	7,329,546	6,313,869	6,313,869
Loans payable and other financial liabilities	280,620,810	280,620,810	15,860,642	15,860,642
Other liabilities	9,484,502	9,484,502	3,699,109	3,699,109

Total Liabilities	$519,807,036	$519,807,036	$223,034,754	$223,034,754

As of June 30, 2014 and December 31, 2013, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities (Continued)

As of June 30, 2014 and December 31, 2013, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Cash and cash equivalents
Money Market Funds	$38,989,224	$8,241	$(2,970)	$38,994,495
Corporate Debt Securities	24,611	—	(4)	24,607

Total Cash and cash equivalents	$39,013,835	$8,241	$(2,974)	$39,019,102

Short-term investments
Sovereign Debt Securities	$1,891,573	$2,821	$—	$1,894,394
Corporate Debt Securities	2,664,044	5,245	—	2,669,289

Total Short-term investments	$4,555,617	$8,066	$—	$4,563,683

Long-term investments
Sovereign Debt Securities	$32,300,561	$59,762	$—	$32,360,323
Corporate Debt Securities	19,124,836	108,531	(3,607)	19,229,760

Total Long-term investments	$51,425,397	$168,293	$(3,607)	$51,590,083

Total	$94,994,849	$184,600	$(6,581)	$95,172,868

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Cash and cash equivalents
Money Market Funds	$19,631,550	$2,619	$(4,060)	$19,630,109
Corporate Debt Securities	88,640	8	—	88,648

Total Cash and cash equivalents	$19,720,190	$2,627	$(4,060)	$19,718,757

Short-term investments
Sovereign Debt Securities	$5,518,577	$1,616	$—	$5,520,193
Corporate Debt Securities	4,393,594	2,271	—	4,395,865

Total Short-term investments	$9,912,171	$3,887	$—	$9,916,058

Long-term investments
Sovereign Debt Securities	$24,881,440	$483	$(6,226)	$24,875,697
Corporate Debt Securities	20,804,125	59,437	(19,522)	20,844,040

Total Long-term investments	$45,685,565	$59,920	$(25,748)	$45,719,737

Total	$75,317,926	$66,434	$(29,808)	$75,354,552

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of June 30, 2014 and December 31, 2013.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities (Continued)

As of June 30, 2014, the estimated fair values of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	43,582,785
One year to two years	21,864,218
Two years to three years	17,386,820
Three years to four years	9,234,908
Four years to five years	3,104,137
More than five years	—

Total	$95,172,868

7.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of June 30, 2014, the Company had established reserves for proceeding-related contingencies of $3,765,407 to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. In addition, as of June 30, 2014 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $5,505,944.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of June 30, 2014, there were 32 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 590 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2014, there were 95 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies.

As of June 30, 2014, 651 legal actions were pending in the Brazilian ordinary courts. In addition, as of June 30, 2014, there were 3,126 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

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

Litigation and Other Legal Matters (Continued)

trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.5 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. Vintage appealed the decision of the State Court of Appeals of the State of São Paulo to the Brazilian Federal Superior Court of Justice. On July 3, 2014, Vintage appeal was denied by the Brazilian Federal Superior Court of Justice. In the opinion of the Company and its legal counsel, as of June 30, 2014, the amount of $3.5 million was not reserved since, $3.1 million was considered remote and $0.4 million was considered reasonably possible but not probable.

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

Litigation and Other Legal Matters (Continued)

same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. On January 9, 2013, Citizen presented a motion to request the appeal to be ruled by the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). On March 1, 2013, the Company presented its response to that appeal. On August 27, 2013, the Brazilian Superior Court of Justice ruled against Citizen’s appeal. The Superior Court of Justice ruled that the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users and that they should comply with the “notice and take down” procedure it already have in place. On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. As of the date of this report the lower court’s ruling was still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible but not probable.

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that the Brazilian subsidiary shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering the Brazilian subsidiary to remove from the Terms of Service of the Brazilian website any provision limiting the Company’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented a recourse to the lower court, which was not granted. On September 29, 2009 the Company presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision which as of the date of this report was not ruled. In the opinion of Company’s management and its legal counsel the risk of loss is reasonably possible.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 10.4 million or $4.7 million, according to the exchange rate at June 30, 2014, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of June 30, 2014, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$41 million or $18.6 million, according to the exchange rate at June 30, 2014. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 the Company presented its response to the mentioned defense. As of June 30, 2014, the lower court’s ruling was still pending.

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

State of Rio Grande do Sul Service Claim

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, the Company presented its defense. On March 24, 2014, the Company filed an appeal against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. As of the date of this report the Interlocutory Appeal of the Brazilian subsidiary was not yet ruled by the State Court of Rio Grande do Sul, Brazil and the lower court’s proceeding was suspended, awaiting for mentioned ruling by the State Court. In the opinion of the Company’s management the risk of losing the case is reasonably possible, but not probable.

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

The following tables summarize the 2009, 2010, 2011, 2012, 2013 and 2014 LTRP accrued compensation expense for the six and three-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014 (*)	2013	2014 (*)	2013

LTRP 2009 (**)	$(439,050)	$1,117,678	$(88,128)	$709,758
LTRP 2010 (**)	(190,575)	1,017,936	(7,680)	624,140
LTRP 2011 (**)	(57,217)	1,006,713	43,895	595,513
LTRP 2012	89,984	1,155,216	90,931	657,381
LTRP 2013	1,039,219	—	435,358	—
LTRP 2014	1,488,721	—	690,929	—

	$1,931,082	$4,297,543	$1,165,305	$2,586,792

(*)	(Gain) / Loss
(**)	For the six and three-month periods ended June 30, 2014, the table above shows a reduction of compensation costs for LTRP 2009, 2010 and 2011 as a consequence of a decrease in the Company’s stock price during the quarter.

9.	2.25% Convertible Senior Notes Due 2019

On June 30, 2014, the Company issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes. The net proceeds from the Notes were approximately $322 million, net of the transaction costs.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

9.	2.25% Convertible Senior Notes Due 2019 (Continued)

Holders may convert their notes at their option at any time prior to January 1, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

As of June 30, 2014, none of the conditions allowing holders of the Notes to convert had been met.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the convertible debt instrument within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and be assigned a fair value. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of June 30, 2014, the Company determined the fair value of the liability component of the Notes by reviewing market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as level 2 observable inputs. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and is recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

The initial debt component of the Notes was valued at $283,015,125, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $46,984,875. The effective interest rate after allocation of transaction costs to the liability component is 6.10% and is used to amortize the debt discount and transaction costs. Additionally, the Company recorded a deferred tax liability related to the additional paid in capital component of the convertible notes amounting to $16,444,706.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

9.	2.25% Convertible Senior Notes Due 2019 (Continued)

The following table presents the carrying amounts of the liability and equity components:

June 30, 2014
Amount of the equity component (1)	$45,807,685

2.25% convertible senior notes due 2019	$330,000,000
Unamortized debt discount (2)	(46,984,875)
Transaction costs related to the debt component	(7,090,850)

Net carrying amount	$275,924,275

(1)	Net of $1,177,190 of transaction costs related to the equity component of the Notes.
(2)	As of June 30, 2014, the remaining period over which the unamortized debt discount will be amortized is 5 years.

As the Notes were issued on June 30, 2014, no debt discount or debt transaction cost amortization has been recorded for the three and six-month period ended June 30, 2014.

Capped call transactions

The net proceeds from the Notes were approximately $321,731,960, after considering the transaction costs in an amount of $8,268,040. In connection with the issuance of the Notes, the Company paid $19,668,000 to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and / or offset any cash payments the Company may be required to make in excess of the principal amount of any converted notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.81 per common share. Therefore, as a result of executing the Capped Call Transactions, the Company will reduce its exposure to potential dilution once the market price of its common shares exceeds the strike price of $126.02 and up to a cap price of approximately $155.81 per common share. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that the Company would pay to the holders of the Notes upon conversion, up to the above mentioned cap price.

The $19,668,000 cost of the capped call transactions, which net of deferred income tax effect amounts to $12,784,200, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of these interim condensed consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

10.	Cash Dividend Distribution

On January 15, 2014, the Company paid the 2013 last quarterly cash dividend distribution of $6,313,869 (or $0.143 per share) to stockholders of record as of the close of business on December 31, 2013.

On February 27 and May 30, 2014, the board of directors approved the first and second, respectively, 2014 quarterly cash dividend of $7,329,546 (or $0.166 per share) on our outstanding shares of common stock. These dividends have been paid on April 15 and July 15, 2014 to stockholders of record as of the close of business on March 31 and June 30, 2014, respectively.

Finally, on August 5, 2014, the board of directors declared the third 2014 quarterly cash dividend of $7,329,546 million (or $0.166 per share), payable to the holders of the Company’s common stock. This third quarterly cash dividend will be paid on October 15, 2014 to stockholders of record as of the close of business on September 30, 2014.

11.	New Law of “Costs, Earnings, and Fair Profits”

In November 2013 the Venezuelan Congress approved an “enabling law” granting the president of Venezuela the authority to enact laws and regulations in certain policy areas by decree. This authority includes the ability to restrict profit margins and impose greater controls on foreign exchange and the production, import, and distribution of certain goods. Among other actions, the president has used this decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014 and, among other provisions, authorizes the Venezuelan government to set “fair prices” and maximum profit margins in the private sector. Management of the Company estimates that this new law will not have a significant effect in 2014 as a consequence of losses incurred in the Venezuelan segment during this year. In addition, management of the Company will continue monitoring the potential effects of this new law in the future.

*    *    *    *

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements regarding our future performance made or implied in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government regulation;

•	litigation and legal liability;

•	systems interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends;

•	security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations;

•	political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and possible future currency devaluation and other changes to its exchange rate systems in those countries considering the Complementary System for the Administration of Foreign Currencies (“SICAD 1” and “SICAD 2”) and the effects to our business and the Argentine government’s recent default of certain government bonds, and changes to generally accepted accounting principles in the United States (“U.S. GAAP”).

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. The material risks and uncertainties (in addition to those referred to above and elsewhere in this report) that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 3, 2014, as updated by those described in “Item 1A — Risk Factors” in Part II of our Form 10-Q for the quarter ended March 31, 2014 and this report and in other reports we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the six and three-months periods ended June 30, 2014 and 2013;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the six and three -month periods ended June 30, 2014 and 2013:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2014	2013	2014	2013

Brazil	46.9%	46.0%	48.1%	45.6%
Argentina	24.8	25.4	25.2	25.9
Venezuela	14.5	15.2	12.6	15.7
Mexico	7.1	7.3	7.1	7.0
Other Countries	6.8	6.1	7.0	6.0

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the six and three -month periods ended June 30, 2014 and 2013:

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Net Revenues:
Brazil	$115.8	$98.9	$17.0	17.1%	$63.4	$51.1	$12.3	24.0%
Argentina	61.2	54.6	6.6	12.1	33.3	29.0	4.3	14.7
Venezuela	35.9	32.7	3.2	9.8	16.6	17.6	(1.0)	–5.8
Mexico	17.5	15.6	1.8	11.8	9.4	7.8	1.5	19.8
Other Countries	16.8	13.1	3.7	28.3	9.3	6.7	2.6	38.6

Total Net Revenues	$247.2	$214.9	$32.3	15.0%	$131.8	$112.2	$19.7	17.5%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent developments

Venezuela foreign currency status

On January 23, 2014, the Venezuelan regulation that created the “Complimentary System of Foreign Currency Acquirement” (“SICAD 1”) was amended, expanding significantly its use and providing the exchange rate applicable to foreign currency sales for certain transactions, such as but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan Government, which does not include those relating to the company’s business. As a consequence, SICAD 1 became, from that moment, the primary system to which we would have to request U.S. dollars to settle our transactions. As a result, from January 24, 2014 to May 15, 2014, the exchange rate we used to re-measure our net monetary asset position in Bolívares Fuertes (“BsF”) and BsF transactions of our Venezuelan operations was the SICAD 1 exchange rate. The average exchange rate under SICAD 1 during the first quarter of 2014 was 10.1 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that allows the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the Venezuelan Central Bank (“BCV”) and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for the new exchange mechanism in Exchange Agreement N° 27 and, on March 24, 2014 SICAD 2 began operating. Since implementation of the SICAD 1 system, we had been unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2, on May 16, 2014, we decided to start requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system is an open mechanism that permits any company to request U.S. dollars for any purpose. Consequently, we are eligible for and have been granted, U.S. dollars through the SICAD 2 mechanism.

As a consequence of our determination to obtain U.S. dollars through SICAD 2 and our continued lack of access to SICAD 1, we concluded that the SICAD 2 exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of our Venezuelan operations, effective as of May 16, 2014. In connection with this re-measurement, we recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of June 30, 2014, the SICAD 2 exchange rate was 49.98 BsF per U.S. dollar. The average exchange rate for the second quarter of 2014, after giving effect to our move to the SICAD 2 mechanism on May 16, 2014, was 17.82 BsF per U.S. dollar.

In light of the current economic conditions in Venezuela, and our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of this foregoing. We own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we have concluded that the carrying value of these two real estate properties will not be recoverable, we have recorded an impairment of long-lived assets of $49.5 million during May, 2014. The carrying amount has been adjusted to its estimated fair value of approximately $22 million.

Business acquisition

On April 8, 2014, through our subsidiaries Meli Inversiones SpA and Meli Participaciones, S.L., we acquired 100% of the issued and outstanding shares of capital stock of VMK S.A., Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., which are companies that operate online classified advertisement platforms dedicated to the sale of real estate in Chile (at www.portalinmobiliario.com ) and in Mexico (at www. guiadeinmuebles.com ).

The aggregate purchase price for our acquisition of 100% of the acquired business was $38.1 million, measured at its fair value, which amount included: (i) a total cash payment of $32.1million at closing day; (ii) an escrow of $1.0 million held in escrow in accordance to the stock purchase agreement for this acquisition; (iii) contingent additional cash consideration up to $4.6 million, measured at fair value, which may be paid out upon the achievement of certain revenue performance targets by the acquired companies during 2014 and 2015; and an additional price adjustment escrow.

See further information in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements as of June 30, 2014.

2.25% Convertible Senior Notes Due 2019

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of our Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes.

Holders may convert their notes at their option at any time prior to January 1, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

As of June 30, 2014, none of the conditions allowing holders of the Notes to convert their notes had been met.

In accordance with ASC 470-20 Debt with conversion and other options, the convertible debt instrument within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and be assigned a fair value. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of

June 30, 2014, we determined the fair value of the liability component of the Notes by reviewing market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as level 2 observable inputs. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and is recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

The initial debt component of the Notes was valued at $283.0 million, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $47.0 million. This amount represents the total unamortized debt discount we recorded at the time of issuance of the Notes. The aggregate debt discount, including the transaction costs related to the debt component, is amortized as interest expense over the contractual term of the Notes using the effective interest method using an interest rate of 6.10%.

The net proceeds from the Notes were approximately $321.7 million after considering the transaction costs in an amount of $8.3 million. In connection with the issuance of the Notes, we paid approximately $19.7 million to enter into capped call transactions with respect to our common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.81 per common share. Therefore, as a result of executing the Capped Call Transactions, we will reduce our exposure to potential dilution once the market price of our common stock exceeds the strike price of $126.02 and up to a cap price of approximately $155.81 per common share. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion, up to the above mentioned cap price.

The $19.7 million cost of the Capped Call Transactions, which net of deferred income tax effect amounts to $12.8 million, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging — Contracts in Entity’s Own Equity.

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

The following table summarizes our consolidated net revenues by revenue stream for the six and three -month periods ended June 30, 2014 and 2013:

	Six-month Periods Ended		Three-month Periods Ended
	June, (*)		June, (*)
Consolidated net revenues by revenue stream	2014	2013	2014	2013

Marketplace	$175.0	$149.6	$91.5	$77.9
Non-Marketplace (**)	72.3	65.3	40.3	34.3

Total	$247.2	$214.9	$131.8	$112.2

(*)	The table above may not total due to rounding.
(**)	Includes, among other things, ad sales, real estate listings, financing fees, off platform payment fees and other ancillary services.

Revenues from MercadoLibre Marketplace transactions are generated from:

•	up-front fees; and

•	final value fees.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six and three-month periods ended June 30, 2014 and 2013, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. See — “Critical accounting policies and estimates — Foreign Currency Translation” for more information.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 6.5% and 6.6% of net revenues for the six and three-month periods ended June 30, 2014 as compared to 6.1% and 6.0%, respectively, for the same periods in 2013. These increases were mainly in our Brazilian and Argentinean subsidiaries.

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

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period/year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency loss/gain”.

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

Under this system, known as the SITME, entities domiciled in Venezuela could purchase U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital goods. We began using the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which were settled at 5.3 BsF per U.S. dollar.

On February 9, 2013, the BCV eliminated the SITME and devalued the official exchange rate of 5.3 BsF per U.S. dollar that we had used to re-measure our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities to 6.3 BsF per U.S. dollar. The effect of using the then-newly devalued official rate of 6.3 BsF per U.S. dollar generated a foreign currency loss that amounted to approximately $6.4 million in the first quarter of 2013.

On March 19, 2013, the BCV announced the creation of SICAD 1, which acts jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within SICAD 1, a company should be registered at the Registro Automatizado (Automatized Register, or RUSAD). The acquisition of foreign currencies under this system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered was 6.3 BsF per U.S. dollar.

During December 2013, the Venezuelan regulation that created SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. As a consequence, SICAD 1 became, from that moment, the primary system to which we would have to request U.S. dollars to settle our transactions. As a result, from January 24 to May 15, 2014, the exchange rate we used to re-measure our net monetary asset position and BsF transactions of our Venezuelan operations was the SICAD 1 exchange rate. The average exchange rate under SICAD 1 during the first quarter of 2014 was 10.1 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that allows the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the Venezuelan Central Bank (“BCV”) and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for the new exchange mechanism in Exchange Agreement N° 27 and, on March 24, 2014 SICAD 2 began operating. Since implementation of the SICAD 1 system, we had been unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2, on May 16, 2014, we decided to start requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system is an open mechanism that permits any company to request U.S. dollars for any purpose. Consequently, we are eligible for and have been granted, U.S. dollars through the SICAD 2 mechanism.

As a consequence of our determination to obtain U.S. dollars through SICAD 2 and our continued lack of access to SICAD 1, we concluded that the SICAD 2 exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of our Venezuelan operations, effective as of May 16, 2014. In connection with this re-measurement, we recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of June 30, 2014, the SICAD 2 exchange rate was 49.98 BsF per U.S. dollar. The average exchange rate for the second quarter of 2014, after giving effect to our move to the SICAD 2 mechanism on May 16, 2014, was 17.82 BsF per U.S. dollar.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. Our Venezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions and we have not distributed dividends from our Venezuelan subsidiaries since 2011.

In light of the current economic conditions in Venezuela, and our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of this foregoing. We own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we have concluded that the carrying value of these two real estate properties will not be recoverable, we have recorded an impairment of long-lived assets of $49.5 million during May, 2014.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2014 and December 31, 2013 and net revenues for the six-month periods ended June 30, 2014 and 2013:

	Six-month periods ended June 30,
	2014	2013
Venezuelan operations
Net Revenues	$35,908,018	$32,694,097

	June 30, 2014	December 31, 2013

Assets	59,760,695	126,873,804
Liabilities	(36,209,130)	(62,437,338)

Net Assets	$23,551,565	$64,436,466

As of June 30, 2014, the net assets of our Venezuelan subsidiaries amount to approximately 7.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 1.6% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If our access to SICAD 2 becomes limited or terminated and alternative source of exchange becomes widely available at a more unfavorable rate than the rate used to re-measure our net monetary assets and non-U.S. dollar denominated operations of our Venezuelan subsidiaries and we decided to use that alternative mechanism, our result of operations and earnings would be negatively impacted, and we cannot assure that the impact would not be material. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

Despite the current difficult macroeconomic environment in Venezuela, we continue actively managing, through our Venezuelan subsidiaries, our investment in Venezuela. Regardless the current operating, political and economic conditions and certain other factors in Venezuela, we currently plan to continue supporting our business in Venezuela in the long run.

In November 2013, the Venezuelan Congress approved the new Law of “Costs, Earnings, and Fair Profits” that includes the ability to restrict profit margins and the Venezuelan government set a 30% profit margin cap for the private sector. We will assess the potential effects of this new law as the detailed provisions for its implementation are issued.

Argentine currency status

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of any foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country) which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios”, or “MULC”), which is the only market where exchange transactions may be lawfully made.

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

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets in Argentina decreased in $14.6 million with the related impact in Other Comprehensive Income and we recognized a foreign currency gain of $4.6 million. As of June 30, 2014, the Argentinean Peso exchange rate was $8.13 per U.S. dollar.

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

Legal contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our unaudited condensed consolidated statement of income. These estimates are based on our assessment of the facts and circumstances and historical information related to actions filed against us at each balance sheet date and are subject to change based upon new information and future events.

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

Impairment of long-lived assets

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As explained in section “Foreign Currency Translation — Venezuelan currency status” above, as a consequence of an ongoing lack of access to SICAD 1 auction system and the establishment of SICAD 2 on May 16, 2014 we decided to start requesting U.S. dollars through the SICAD 2 mechanism and use the SICAD 2 exchange rate to re-measure our bolivar-denominated monetary assets and liabilities in BsF and to re-measure the result of our Venezuelan operations, effective as of May 16, 2014.

In light of the current economic conditions in Venezuela, and our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of this foregoing. We own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we have concluded that the carrying value of these two real estate properties will not be recoverable, we have recorded an impairment of long-lived assets of $49.5 million during May, 2014.

Convertible Senior Notes

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes.

In accordance with ASC 470-20 Debt with Conversion and Other Options, the convertible debt instrument within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and a fair value was assigned. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of June 30, 2014, we determined the fair value of the liability component of the Notes by reviewing market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

The initial debt component of the Notes was valued at $283.0 million, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $47.0 million. This amount represents the total unamortized debt discount we recorded at the time of issuance of the Notes. The aggregate debt discount, including the transaction costs related to the debt component, is amortized as interest expense over the contractual term of the Notes using the effective interest method using an interest rate of 6.10%.

In connection with the issuance of the Notes, we paid approximately $19.7 million to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.81 per common share.

The $19.7 million cost of the capped call transactions, which net of deferred income tax effect amounts to $12.8 million is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging — Contracts in Entity’s Own Equity.

For more detailed information in relation to the Notes and the Capped Call transactions, see section “Debt”.

Results of operations for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 and three-month period ended June 30, 2014 compared to three-month period ended June 30, 2013

The selected financial data for the six and three-month periods ended June 30, 2014 and 2013 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014 or for any other period.

Statement of income data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2014 (*)	2013 (*)	2014 (*)	2013 (*)
	(Unaudited)		(Unaudited)
Net revenues	$247.2	$214.9	$131.8	$112.2
Cost of net revenues	(67.9)	(59.7)	(36.4)	(31.1)

Gross profit	179.3	155.2	95.5	81.1

Operating expenses:

Product and technology development	(24.0)	(19.1)	(11.7)	(9.8)
Sales and marketing	(48.8)	(43.2)	(26.5)	(20.8)
General and administrative	(28.9)	(28.9)	(13.7)	(15.1)
Impairment of Long-Lived Assets	(49.5)	—	(49.5)	—

Total operating expenses	(151.2)	(91.2)	(101.4)	(45.7)

Income / (loss) from operations	28.1	64.0	(5.9)	35.4

Other income (expenses):
Interest income and other financial gains	6.6	5.6	3.6	2.2
Interest expense and other financial losses	(1.8)	(0.9)	(0.8)	(0.5)
Foreign currency (losses) / gains	(12.9)	(2.6)	(16.0)	3.6

Net income / (loss) before income / asset tax expense	20.0	66.1	(19.1)	40.7

Income / asset tax expense	(15.3)	(18.5)	(6.5)	(10.7)

Net income / (loss)	$4.7	$47.5	$(25.6)	$30.0

Less: Net Income / (loss) attributable to Noncontrolling	0.1	0.1	0.0	0.0

Net income / (loss) attributable to Mercadolibre, Inc. shareholders	$4.7	$47.4	$(25.6)	$30.0

(*)	The table above may not total due to rounding.

Other Data

	Six-Months Ended June 30,		Three-Months Ended June 30,
(In millions)	2014	2013	2014	2013

Number of confirmed registered users at end of the period [1]	109.6	90.2	109.6	90.2
Number of confirmed new registered users during the period [2]	10.1	8.8	5.8	4.5
Gross merchandise volume [3]	3,601.9	3,288.7	1,804.7	1,725.4
Number of items sold [4]	45.4	38.2	23.6	20.1
Total payment volume [5]	1,449.5	1,110.1	785.5	577.9
Total payment transactions [6]	19.5	14.1	10.3	7.4

Capital expenditures	48.7	41.3	41.6	35.2
Depreciation and amortization	7.6	5.5	4.1	2.8

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total Net Revenues	$247.2	$214.9	$32.3	15.0%	$131.8	$112.2	$19.7	17.5%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (**)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (**)
Consolidated Net Revenues by revenue stream	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$78.7	$67.2	$11.4	17.0%	$42.6	$34.5	$8.1	23.4%
Non-Marketplace	37.2	31.6	5.5	17.4%	20.8	16.6	4.2	25.4%

	115.8	98.9	17.0	17.1%	63.4	51.1	12.3	24.0%

Argentina
Marketplace	$41.3	$35.9	$5.4	15.0%	$22.8	$19.1	$3.7	19.4%
Non-Marketplace	19.9	18.7	1.2	6.5%	10.5	9.9	0.6	5.7%

	61.2	54.6	6.6	12.1%	33.3	29.0	4.3	14.7%

Venezuela
Marketplace	$32.3	$25.8	$6.5	25.1%	$14.9	$13.9	$1.0	7.1%
Non-Marketplace	3.7	6.9	(3.3)	–47.1%	1.6	3.7	(2.0)	–55.3%

	35.9	32.7	3.2	9.8%	16.6	17.6	(1.0)	–5.8%

Mexico
Marketplace	$12.4	$11.8	$0.6	4.9%	$6.2	$5.8	$0.4	7.0%
Non-Marketplace	5.1	3.8	1.3	33.0%	3.2	2.0	1.1	56.0%

	17.5	15.6	1.8	11.8%	9.4	7.8	1.5	19.8%

Other countries
Marketplace	$10.3	$8.9	$1.4	16.1%	$5.0	$4.6	$0.4	9.6%
Non-Marketplace	6.5	4.2	2.3	54.3%	4.3	2.1	2.1	101.3%

	16.8	13.1	3.7	28.3%	9.3	6.7	2.6	38.6%

Consolidated
Marketplace	$175.0	$149.6	$25.3	16.9%	$91.5	$77.9	$13.6	17.5%
Non-Marketplace (*)	72.3	65.3	7.0	10.7%	40.3	34.3	6.1	17.7%

Total	$247.2	$214.9	$32.3	15.0%	$131.8	$112.2	$19.7	17.5%

(*)	Includes, among other things, ad sales, real estate, motors, financing fees, off-platform payment fees and other ancillary services.
(**)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the six and three-month periods ended June 30, 2014 and 2013, increased across all geographic segments, except for our Venezuelan Non-Marketplace business.

Brazil

Net revenues grew 17.1%, a $17.0 million increase in first half of 2014 as compared to the same period in 2013. Our Brazilian Marketplace business grew 17.0%, or $11.4 million, during the first half of 2014 as compared to the same period in 2013. The performance was driven by increased unit sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 17.4%, a $5.5 million increase, during the same period, mainly driven by an increase in shipping revenues and an increase in the volume of financing transactions offered to our users.

Net revenues grew 24.0%, a $12.3 million increase in the second quarter of 2014 as compared to the same period in 2013. Our Brazilian Marketplace business grew 23.4%, or $8.1 million, during the second quarter of 2014 as compared to the same period in 2013. The performance was driven by increased unit sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 25.4%, a $4.2 million increase, during the same period, mainly driven by an increase in shipping revenues and an increase in the volume of financing transactions offered to our users.

Argentina

Net revenues grew 12.1%, a $6.6 million increase in the first half of 2014 as compared to the same period in 2013. Our Argentine Marketplace business grew 15.0%, a $5.4 million increase, during the first half of 2014 as compared to the same period in 2013 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 6.5%, a $1.2 million increase, during the same period mainly driven by an increase in the volume of financing transactions offered to our users and in off-platform fees, partially offset by a decrease in the volume of motors and real estate listings.

Net revenues grew 14.7%, a $4.3 million increase in the second quarter of 2014 as compared to the same period in 2013. Our Argentine Marketplace business grew 19.4%, a $3.7 million increase, during the second quarter of 2014 as compared to the same period in 2013 driven by increased units sales, and growth in both final value and up-front fees charged. The Non-Marketplace business grew 5.7%, a $0.6 million increase, during the same period mainly driven by an increase in the volume of financing transactions offered to our users and in off-platform fees, partially offset by a decrease in the volume of motors and real estate listings.

Venezuela

Net revenues grew 9.8%, a $3.2 million increase in the first half of 2014 as compared to the same period in 2013. Our Venezuelan Marketplace business grew 25.1%, a $6.5 million increase, during the first half of 2014 as compared to the same period in 2013 driven by increased units sales, and growth in both final value fees and up-front fees charged. The Non-Marketplace business decreased 47.1% or $3.3 million during the same period driven by a decrease in the volume of motors listings.

Net revenues decreased 5.8% or $1.0 million in the second quarter of 2014 as compared to the same period in 2013. Our Venezuelan Non-Marketplace business decreased 55.3% or $2.0 million during the same period driven by a decrease in the volume of motor listings. The Marketplace business grew 7.1%, a $1.0 million increase, during the second quarter of 2014 as compared to the same period in 2013 driven by increased units sales, and growth in final value fees, partially compensate by a decrease in up-front fees charged.

Mexico

Net revenues grew 11.8%, a $1.8 million increase, in the first half of 2014 as compared to the same period in 2013. Our Mexican Marketplace business grew 4.9%, a $0.6 million increase, during the first half of 2014 as compared to the same period in 2013 driven by the growth in both final value and up-front fees charged. The Non-Marketplace business grew 33.0%, a $1.3 million increase, during the same period driven by an increase in the volume of real estate listings, related to our second quarter 2014 acquisition of Inmuebles Online S.A., a company that operates an online classified advertisements platform dedicated to the sale of real estate in Mexico.

Net revenues grew 19.8%, a $1.5 million increase in the second quarter of 2014 as compared to the same period in 2013. Our Mexican Marketplace business grew 7.0%, a $0.4 million increase during the second quarter of 2014 as compared to the same period in 2013 driven by the growth in both final value and up-front fees charged. The Non-Marketplace business grew 56.0%, a $1.1 million increase, during the same period driven by an increase in real estate listings, related to the acquisition during the second quarter of 2014 of Inmuebles Online S.A., a company that operates an online classified advertisements platform dedicated to the sale of real estate in Mexico.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2014
Net revenues	$115.4	$131.8	n/a	n/a
Percent change from prior quarter	–14%	14%
2013
Net revenues	$102.7	$112.2	$123.1	$134.6
Percent change from prior quarter	–1%	9%	10%	9%
2012
Net revenues	$83.7	$88.8	$97.3	$103.8
Percent change from prior quarter	–3%	6%	9%	7%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the six and three-month periods ended June 30, 2014 as compared to the same period in 2013:

	Changes from 2013 to 2014 (*)
(% of revenue growth in Local Currency)	Six months	Three months

Brazil	32.0%	33.8%
Argentina	71.3%	76.3%
Venezuela	143.9%	166.5%
Mexico	16.6%	24.8%
Other Countries	42.6%	52.7%
Total Consolidated	58.3%	65.9%

(*)	The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2013 and applying them to the corresponding months in 2014, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the significant increase in our net revenues is mainly due to higher average selling prices posted by sellers during the six-month period ended June 30, 2014, which we do not control. The increase in average selling prices is as consequence of: (i) presumably approximately 60% annual because of inflation in that country during that period; (ii) shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our marketplace.

In the case of Argentina, we have not observed material differences between the rate of inflation and the rate of currency devaluation of the Argentinean Peso against the U.S. dollar during the six month period ended June 30, 2014 against the same period for 2013.

Cost of net revenues

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total cost of net revenues	$67.9	$59.7	$8.2	13.7%	$36.4	$31.1	$5.3	17.0%

As a percentage of net revenues (*)	27.5%	27.8%			27.6%	27.7%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013, the increase of $8.2 million in cost of net revenues was primarily attributable to an increase in collection fees from our Argentine and Brazilian operations amounting to $7.0 million, or 27.8%, as a result of the higher penetration of Mercado Pago in those countries. For the six month period ended June 30, 2014, Total Payments Value (TPV) represents 40.2% of our total Gross Merchandise Volume (GMV) (excluding motor vehicles, vessels, aircraft and real estate) as compared to 33.8% for the six-month period ended June 30, 2013. In addition, the increase in cost of net revenues during this period was also impacted by an increase in sales taxes amounting to $3.0 million, mainly related to our Argentine and Brazilian operations, partially offset by a decrease in customer support costs of $0.6 million and decrease in certain banking tax related costs of $1.3 million, mainly in Argentina.

For the three-month period ended June 30, 2014 as compared to the three-month period ended June 30, 2013, the increase of $5.3 million in cost of net revenues was primarily attributable to an increase in collection fees amounting to $4.2 million, or 31.2%, from our Argentine and Brazilian operations as a result of the higher penetration of Mercado Pago. For the three months ended June 30, 2014, total TPV represents 43.5% of our total GMV (excluding motor vehicles, vessels, aircraft and real estate) as compared to 33.5% for the three-month period ended June 30, 2013. In addition, the increase in cost of net revenues was a consequence of an increase in sales taxes amounting to $2.0 million, mainly related to our Argentine and Brazilian operations, partially compensated by a decrease in our site operation costs by $0.3 million driven by a savings in fraud prevention costs and a $ 0.6 million decrease in certain banking tax related costs, mainly in Argentina.

Product and technology development

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Product and technology development	$24.0	$19.1	$4.9	25.4%	$11.7	$9.8	$2.0	20.3%

As a percentage of net revenues (*)	9.7%	8.9%			8.9%	8.7%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2014, the increase in product and technology development expenses as compared to the same period in 2013 amounted to $4.9 million or 25.4%. The increase was primarily attributable to: i) product development expenses that rose $3.0 million as a consequence of an increase in communication and maintenance expenses and; ii) depreciation and amortization that was higher by $1.7 million during the six-month period ended June 30, 2014 as compared to the same period in 2013.

For the three-month period ended June 30, 2014, the increase in product and technology development expenses as compared to the same period in 2013 amounted to $2.0 million or 20.3%. The increase was primarily attributable to: i) product development expenses that rose $1.2 million as a consequence of an increase in communication and maintenance expenses related to the use of cloud computing (AWS), information technology consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) and other product development expenses; and ii) depreciation and amortization that was higher by $0.9 million during the three-month period ended June 30, 2014 as compared to the same period in 2013. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Sales and marketing	$48.8	$43.2	$5.7	13.1%	$26.5	$20.8	$5.6	27.1%

As a percentage of net revenues (*)	19.7%	20.1%			20.1%	18.6%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2014, the $5.7 million increase in sales and marketing expenses when compared to the same period in 2013 was primarily attributable to: i) an increase in expenses related to on-line portal deals of $4.9 million, or 52.5%, as compared to the same period of 2013; ii) an increase in bad debt of $3.3 million, which represented 4.8% of our net revenues for the six month period ended June 30, 2014, as compared to 4.0% for the six month period ended June 30, 2014, with the largest increases occurring in our Venezuelan and Brazilian operations; iii) a $1.0 million increase in expenses related to our buyer protection program; and iv) $ 0.9 million increase in other marketing expenses. These increases were offset by a decrease of $4.5 million in off-line marketing expenses when compared the six month period ended June 30, 2014 to the six month period ended June 30, 2013.

For the three-month period ended June 30, 2014, the $5.6 million increase in sales and marketing expenses when compared to the same period in 2013 was primarily attributable to: i) an increase in expenses related to on-line portal deals of $3.0 million, or 61.3%, as compared to the same period of 2013; ii) an increase in bad debt of $1.5 million, which represented 4.5% of our net revenues for the three month period ended June 30, 2014, as compared to 3.9% for the three month period ended June 30, 2013, with the largest increases occurring in our Venezuelan and Brazilian subsidiaries; iii) a $0.7 million increase in expenses related to our buyer protection program; iv) a $0.9 million increase in salaries and wages; and v) a $3.7 million increase in other marketing expenses. These increases were partially offset by a decrease of $3.8 million in off-line marketing expenses.

General and administrative

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

General and administrative	$28.9	$28.9	$0.1	0.2%	$13.7	$15.1	$(1.4)	–9.2%

As a percentage of net revenues (*)	11.7%	13.4%			10.4%	13.4%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2014, the $0.1 million increase in general and administrative expenses when compared to the same period in 2013 was primarily attributable to a $2.4 million decrease in salaries and wages related to lower LTRP compensation costs as a result of a lower fair market value of our shares, compensated by a $2.4 million loss recorded in Argentina during the first quarter 2014 related to the tax credits write off.

For the three-month period ended June 30, 2014, the $1.4 million decrease in general and administrative expenses when compared to the same period in 2013 was primarily attributable to a $2.0 million decrease in salaries and wages related to lower LTRP compensation costs as a result of a lower fair market value of our shares, partially offset by a $0.5 million increase in depreciation and amortization expenses.

Impairment of Long-Lived assets

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Impairment of Long-Lived Assets	$49.5	$—	$49.5	100.0%	$49.5	$—	$49.5	100.0%

As a percentage of net revenues (*)	20.0%	0.0%			37.5%	0.0%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six and three-month periods ended June 30, 2014 and 2013, the $49.5 million increase was attributable to impairment of two office spaces located in Caracas, Venezuela recorded during the second quarter of 2014 in our Venezuelan subsidiaries. See further explanation in “Recent developments” and “Critical accounting policies” above.

Other income / (expense), net

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Other income / (expense), net	$(8.1)	$2.1	$(10.1)	–492.9%	$(13.2)	$5.3	$(18.4)	–349.8%

As a percentage of net revenues(*)	–3.3%	1.0%			–10.0%	4.7%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2014, the $10.1 million decrease in other income / (expense), net when compared to the same period in 2013, was primarily attributable to a consolidated foreign exchange loss of $12.9 million in 2014 as compared to a $2.6 million loss in the same period in 2013. The 2014 foreign exchange loss was a consequence of a $16.8 million foreign exchange loss in Venezuela (related to the use of the SICAD 1 exchange rate from January 24 to May 15, 2014 and the SICAD 2 exchange rate since May 16, 2014) partially offset by a $4.6 million foreign exchange gain in Argentina as a consequence of the 23% devaluation of the Argentine peso in January 2014. Additionally, interest income increased $1.0 million and interest expense increased by $0.9 million.

For the three-month period ended June 30, 2014, the $18.4 million decrease in other income / (expense), net when compared to the same period in 2013, was related to a foreign exchange loss of $16.0 million in 2014 as compared to a $3.6 million gain in the same period of 2013. During the second quarter of 2014, we recorded a $16.5 million foreign exchange loss in Venezuela related to the use of the SICAD2 exchange rate since May 16, 2014. During the second quarter of 2013, we recorded a $3.3 million foreign exchange gain as a consequence of a devaluation of the local currencies in Argentina, Brazil, Mexico and Uruguay against the U.S. dollar. Additionally, during the three-month period ended June 30, 2014 interest income increased $ 1.4 million as compared to the same period in 2013.

Income and asset tax

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Income and asset tax	$15.3	$18.5	$(3.2)	–17.5%	$6.5	$10.7	$(4.2)	–39.2%

As a percentage of net revenues (*)	6.2%	8.6%			4.9%	9.5%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the six and three-month periods ended June 30, 2014 as compared to the same periods in 2013, income and asset tax decreased by $3.2 million and $4.2 million respectively, mainly as a consequence of a net loss before income tax in our Venezuelan segment.

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

The following table summarizes the changes in our blended and effective tax rate for the six and three-month periods ended June 30, 2014 and 2013:

	Six-month Periods Ended June 30,		Three-month Periods Ended June 30,
	2014	2013	2014	2013

Blended tax rate	76.3%	28.0%	–34.1%	26.3%
Effective tax rate	150.4%	31.0%	–77.2%	31.9%

Our blended and effective tax rates for the six-month period ended June 30, 2014 increased significantly as compared to the same period in 2013 due to a significant reduction in net income before tax as resulting from the losses recorded in our Venezuelan subsidiaries during the second quarter of 2014 related to the impairment of long-lived assets and the devaluation of the BsF net asset position in January and May 2014. Such losses are non-deductible for tax purposes.

For the three months period ended June 30, 2014 we had a negative blended and effective tax rate, as a result of the net loss before tax recorded during the second quarter of 2014 related to the impairment of long-lived assets and the devaluation of the BsF in May 2014. Such losses are non-deductible for tax purposes. The blended and effective tax rate for the second quarter 2013 were lower than the average statutory rates of the countries where we operate due to the Argentine software development law described below.

The following table sets forth our effective income tax rate related to our main locations for the six and three-month periods ended June 30, 2014 and 2013:

	Six-month Periods Ended June 30,		Three-month Periods Ended June 30,
	2014	2013	2014	2013
Effective tax rate by country

Argentina	27.4%	18.0%	25.4%	18.3%
Brazil	37.1%	34.7%	37.3%	34.7%
Mexico	21.0%	32.6%	13.0%	34.2%
Venezuela	–20.4%	48.4%	–6.6%	43.6%

Our Argentine subsidiary is a beneficiary of a software development law that grants it relief of 60% of total income tax determined up to September 2014. Mainly for that reason, our Argentine operation’s effective income tax rate for the three and six-month periods ended June 30, 2014 and 2013 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher; however, in that case, we would have pursued an alternative tax planning strategy. On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree related to this law was issued, which established the new requirement for becoming a beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law. During May 2014, we presented all the required documentation in order to apply for the new software development law. At the date of this report, the Industry Secretary resolution which approves the company’s application is still pending.

If we are successful in being admitted as beneficiaries under the new law, the current income tax relief would be reduced, but it is currently estimated that the Argentine effective income tax rate would still be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The increase in our Argentine operation’s effective income tax rate for the six and three-month periods ended June, 2014 as compared to the same period in 2013 is due to the current income tax holiday that will expire in September 2014 and we expect that we will not benefit from any income tax holiday during last quarter of 2014. In addition, the increase in our Argentine operation’s effective income tax is a consequence of higher temporary tax differences.

For the six and three-month periods ended June 30, 2014 and 2013, our Brazilian effective income tax rate was higher than the local statutory rate of 34% mainly as a consequence of changes in temporary tax differences. The increase in the effective income tax rate for the six and three-month periods ended June 30, 2014 as compared to the same periods in 2013 was mainly related to an increase in accounting provisions, which are non-deductible for tax purposes during 2014.

For the six and three-month periods ended June 30, 2014, our Mexican effective income tax rate was lower than the local statutory rate of 30% due to the consumption of tax losses arising in prior years, which generates lower provisions for income tax. For the six and three-month periods ended June 30, 2013, our Mexican effective income tax rate was higher than the local statutory rate of 30% mainly as a result of changes in temporary tax differences.

For the six and three-month periods ended June 30, 2014, our Venezuelan negative effective income tax rate was driven by losses recorded during the second quarter of 2014 in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange loss, which generated a net loss before income tax. Such losses are non-deductible for tax purposes and consequently we recorded an income tax charge even we generated a net loss before income tax. For the six and three-month periods ended June 30, 2013, our Venezuelan effective income tax rate was significantly higher than the local statutory rate of 34%, mainly due to the impact of the devaluation of the BsF in February 2013, which is considered a permanent difference for U.S. GAAP reporting purposes.

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

	Six-month Periods Ended June 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$115,834,447	$61,228,937	$17,453,027	$35,908,018	$16,807,031	$247,231,460
Direct costs	(68,310,020)	(34,523,451)	(10,293,505)	(10,491,888)	(8,886,725)	(132,505,589)
Impairment of Long-Lived Assets	—	—	—	(49,495,686)	—	(49,495,686)

Direct contribution	47,524,427	26,705,486	7,159,522	(24,079,556)	7,920,306	65,230,185

Margin	41.0%	43.6%	41.0%	–67.1%	47.1%	26.4%

	Six-month Periods Ended June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$98,881,836	$54,621,583	$15,613,867	$32,694,097	$13,097,724	$214,909,107
Direct costs	(58,843,536)	(29,679,458)	(9,239,252)	(12,486,903)	(6,082,984)	(116,332,133)

Direct contribution	40,038,300	24,942,125	6,374,615	20,207,194	7,014,740	98,576,974

Margin	40.5%	45.7%	40.8%	61.8%	53.6%	45.9%

	Change from the Six-month Periods Ended June 30, 2013 to June 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
	$16,952,611	$6,607,354	$1,839,160	$3,213,921	$3,709,307	$32,322,353
	17.1%	12.1%	11.8%	9.8%	28.3%	15.0%
Direct costs
	$(9,466,484)	$(4,843,993)	$(1,054,253)	$1,995,015	$(2,803,741)	$(16,173,456)
	16.1%	16.3%	11.4%	–16.0%	46.1%	13.9%
Impairment of Long-Lived Assets
	$—	$—	$—	$(49,495,686)	$—	$(49,495,686)
	0.0%	0.0%	0.0%	100.0%	0.0%	100.0%
Direct contribution
	$7,486,127	$1,763,361	$784,907	$(44,286,750)	$905,566	$(33,346,789)
	18.7%	7.1%	12.3%	–219.2%	12.9%	–33.8%

	Three-month Periods Ended June 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$63,400,348	$33,267,193	$9,369,842	$16,551,431	$9,260,325	$131,849,139
Direct costs	(37,793,126)	(17,609,259)	(5,546,333)	(4,856,907)	(4,972,194)	(70,777,819)
Impairment of Long-Lived Assets	—	—	—	(49,495,686)	—	(49,495,686)

Direct contribution	25,607,222	15,657,934	3,823,509	(37,801,162)	4,288,131	11,575,634

Margin	40.4%	47.1%	40.8%	–228.4%	46.3%	8.8%

	Three-month Periods Ended June 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$51,116,153	$29,000,836	$7,823,566	$17,563,547	$6,679,258	$112,183,360
Direct costs	(27,849,992)	(16,203,748)	(5,122,425)	(6,478,796)	(3,215,003)	(58,869,964)

Direct contribution	23,266,161	12,797,088	2,701,141	11,084,751	3,464,255	53,313,396

Margin	45.5%	44.1%	34.5%	63.1%	51.9%	47.5%

	Change from the three-month Periods Ended June 30, 2013 to June 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
	$12,284,195	$4,266,357	$1,546,276	$(1,012,116)	$2,581,067	$19,665,779
	24.0%	14.7%	19.8%	–5.8%	38.6%	17.5%
Direct costs
	$(9,943,134)	$(1,405,511)	$(423,908)	$1,621,889	$(1,757,191)	$(11,907,855)
	35.7%	8.7%	8.3%	–25.0%	54.7%	20.2%
Impairment of Long-Lived Assets
	$—	$—	$—	$(49,495,686)	$—	$(49,495,686)
	0.0%	0.0%	0.0%	100.0%	0.0%	100.0%
Direct contribution
	$2,341,061	$2,860,846	$1,122,368	$(48,885,913)	$823,876	$(41,737,762)
	10.1%	22.4%	41.6%	–441.0%	23.8%	–78.3%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the six and three-month periods ended June 30, 2014 as compared to the same periods in 2013, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the six-month period ended June 30, 2014 as compared to the same period in 2013, direct costs increased by 16.1%, mainly driven by: i) a 14.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of Mercado Pago business and sales tax costs, partially offset by a decrease in customer support and our site operation expenses; ii) a 28.3% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, salaries and wages and bad debt, partially offset by a decrease in off-line marketing expenses; iii) a 69.6% increase in product and technology development expenses, mainly due to an increase in salaries and wages, maintenance expenses and other product and development expenses; and iv) a 9.9% decrease in general and administrative expenses, mainly attributable to a decrease in salaries and wages and legal fees.

For the three-month period ended June 30, 2014 as compared to the same period in 2013, direct costs increased by 35.7%, mainly driven by: i) a 21.3% increase in cost of net revenues, mainly attributable to an increase in collection fees and sale tax costs; ii) a 90.0%

increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, salaries and wages and bad debt, partially offset by a decrease in off-line marketing expenses; iii) a 63.7% increase in product and technology development expenses, mainly due to an increase in salaries and wages, maintenance expenses and depreciation and amortization expenses; and iv) a 2.6% decrease in general and administrative expenses, mainly attributable to a decrease in salaries and wages and legal fees.

Argentina

For the six-month period ended June 30, 2014 as compared to the same period in 2013, direct costs increased by 16.3%, mainly driven by: i) a 15.8% increase in cost of net revenues, mainly attributable to an increase in collection fees, customer support costs, sales tax and other banking tax related costs; ii) a 3.3% increase in sales and marketing expenses, mainly due to an increase in bad debt; and iii) a 115.3% increase in general and administrative expenses, which was primarily attributable to a $2.4 million loss recorded during the first quarter of 2014 related to the write off of certain tax credits that will expire with the current software development law that applies to us in Argentina.

For the three-month period ended June 30, 2014 as compared to the same period in 2013, direct costs increased by 8.7%, mainly driven by: i) a 17.1% increase in cost of net revenues, mainly attributable to an increase in collection fees, customer support costs and sales tax costs; ii) a 6.4% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses and bad debt, partially offset by a decrease in other marketing expenses; and iii) a 39.4% decrease in general and administrative expenses, mainly due to a decrease in salaries and wages, tax fees and other general and administrative expenses.

Mexico

For the six-month period ended June 30, 2014 as compared to the same period in 2013, direct costs increased by 11.4%, mainly driven by: i) a 20.0% increase in cost of net revenues that was mainly attributable to an increase in collection fees, customer support fees and other costs; ii) a 1.5% increase in sales and marketing expenses attributable to an increase in salaries and wages, bad debt and buyer protection program expenses, partially offset by a decrease in on-line and off-line expenses and other marketing expenses; iii) a 120.3% increase in product and technology development expenses, primary attributable to an increase in salaries and wages and depreciation and amortization expenses and; iv) a 23.9% increase in general and administrative expenses, mainly due to an increase in salaries and wages, legal fees, partially compensated by a decrease in office expenses.

For the three-month period ended June 30, 2014 as compared to the same period in 2013, direct costs increased by 8.3%, mainly driven by: i) a 22.4% increase in cost of net revenues that was mainly attributable to an increase in collection fees, customer support fees and other costs; ii) a 13.1% decrease in sales and marketing expenses attributable to a decrease in on-line and off-line expenses, partially compensated by an increase in buyer protection program expenses and salaries and wages; iii) a 199.4% increase in product and technology development expenses, primary attributable to an increase in salaries and wages and depreciation and amortization expenses and; iv) a 64.1% increase in general and administrative expenses, mainly due to an increase in salaries and wages and other expenses.

Venezuela

During second quarter of 2014, we have recorded an impairment of long-lived assets of $49.5 million in our Venezuelan subsidiaries. As a consequence of the mentioned loss, the direct contribution decrease significantly during the six and three-month periods ended June 30, 2014 as compared to the same periods in 2013.

For the six-month period ended June 30, 2014 as compared to the same period in 2013, the increase in impairment of long-lived assets was partially offset by: i) a 16.3% decrease in cost of net revenues that was mainly attributable to a decrease in customer support fees, partially compensated by an increase in collection fees and; ii) a 27.5% increase in product and technology development expenses attributable to an increase in maintenance and depreciation and amortization expenses, partially offset by a 17.4% decrease in sales and marketing expenses mainly due to a decrease in on-line and off-line marketing expenses and salaries and wages, partially compensated by an increase in bad debt expenses.

For the three-month period ended June 30, 2014 as compared to the same period in 2013, the increase in impairment of long-lived assets was partially offset by: i) a 28.9% decrease in cost of net revenues that was mainly attributable to a decrease in customer support fees, partially compensated by an increase in collection fees; ii) a 33.0% decrease in sales and marketing expenses mainly due to a decrease in off-line marketing expenses and salaries and wages and; iii) a 35.5% increase in product and technology development expenses attributable to an increase in maintenance expenses.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions and to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interests payments on our recently issued notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. As discussed above under “Recent developments” we recently issued $330 million principal balance of Notes for net proceeds to us of approximately $321.7 million. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables and through cash advances derived from our business.

At June 30, 2014, our main source of liquidity, amounting to $490.7 million of cash and cash equivalents and short-term investments and $52.1 million of long-term investments has been provided by cash generated from operations and from the issuance of the notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of June 30, 2014 cash and investments of foreign subsidiaries amounted to $221.9 million or 40.9% of our consolidated cash and investments and approximately 29.9% of our consolidated cash and investments are held outside the U.S. mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month period ended June 30, 2014 and 2013:

	Six-month Periods Ended
	June 30,
(In millions)	2014	2013

Net cash provided by / (used in):
Operating activities	$87.9	$59.2
Investing activities	(77.0)	(3.9)
Financing activities	284.6	(12.1)
Effect of exchange rates on cash and cash equivalents	(50.2)	(13.4)

Net increase in cash and cash equivalents	$245.2	$29.7

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:

Operating activities	$87.9	$59.2	$28.8	48.6%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $28.8 million increase in net cash provided by operating activities during the six-month period ended June 30, 2014, as compared to the same period in 2013, was primarily driven by a $ 49.5 million non-cash loss as a consequence of the impairment of long-lived assets recorded in our Venezuelan subsidiaries, a $21.4 million increase in accounts payable and accrued expenses, and a decrease of $16.0 million in MercadoPago working capital. These increases in operating cash flow were partially offset by a decrease in net income of $42.8 million, a $14.6 million increase in account receivables and $1.0 million decrease in other liabilities.

Net cash used in investing activities

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Investing activities	$(77.0)	$(3.9)	$(73.1)	1865.9%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the six-month period ended June 30, 2014 resulted mainly from purchases of investments of $774.4 million partially offset by proceeds from the sale and maturity of investments of $ 746.1 million, as part of our financial strategy. We used $2.0 million in the purchase of intangible assets and $14.6 million in the purchase of property, plant and equipment and $32.1 million to fund the acquisition of VMK, Inmobiliaria Web Chile and Inmuebles On Line.

Net cash used in investing activities in the six-month period ended June 30, 2013 resulted mainly from proceeds from the sale and maturity of investments of $449.4 million partially offset by purchases of investments for $412.0 million, as part of our financial strategy. We used the aggregate of $25.7 million to fund the acquisition of two office buildings in Caracas and Buenos Aires. Finally, we used $7.3 million of cash during the six-month period ended June 30, 2013 to make capital expenditures mainly related to technological equipment and software licenses and $3.2 million to fund the acquisition of a software development company located in the Province of Cordoba, Argentina.

Net cash provided by (used in) financing activities

	Six-month Periods Ended June 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by / (used in):

Financing activities	$284.6	$(12.1)	$296.7	–2445.1%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2014, we received $ 322.6 million from the issuance of the notes. Additionally, we used $ 19.7 million for the purchase of convertible note capped call. We used $13.6 million to fund cash dividends paid on January 15, April 15 and July 5, 2014. In addition, we used $2.7 million in the payment of financial liabilities.

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

Debt

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of our Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes.

Holders may convert their notes at their option at any time prior to January 1, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

As of June 30, 2014, none of the conditions allowing holders of the Notes to convert their notes had been met.

In accordance with ASC 470-20 Debt with conversion and other options, the convertible debt instrument within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and be assigned a fair value. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of June 30, 2014, we determined the fair value of the liability component of the Notes by reviewing market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as level 2 observable inputs. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and is recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

The initial debt component of the Notes was valued at $283.0 million, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $47.0 million and recorded as a debt discount. This amount represents the total unamortized debt discount we recorded at the time of issuance of the Notes. The aggregate debt discount, including the transaction costs related to the debt component, is amortized as interest expense over the contractual term of the Notes using the effective interest method using an interest rate of 6.10%.

As the Notes were issued on June 30, 2014, no debt discount or debt transaction cost amortization has been recorded for the three and six-month periods ended June 30, 2014.

Capped call transactions

The net proceeds from the Notes were approximately $321.7 million after considering the transaction costs in an amount of $8.3 million. In connection with the issuance of the Notes, we paid approximately $19.7 million to enter into capped call transactions with respect to its common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.81 per common share. Therefore, as a result of executing the Capped Call Transactions, we will reduce our exposure to potential dilution once the market price of its common shares exceeds the strike price of $126.02 and up to a cap price of approximately $155.81 per common share. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion, up to the above mentioned cap price.

The $19.7 million cost of the capped call transactions, which net of deferred income tax effect amounts to $12.8 million, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging — Contracts in Entity’s Own Equity.

In September 2013, we obtained an unsecured line of credit from a Venezuelan bank to fund a portion of the purchase price relating to our acquisition of a new office building in Caracas, Venezuela. As of June 30, 2014, amounts outstanding under the unsecured line of credit were BsF $37.6 million, or $0.8 million. The unsecured line of credit bears interest at a fixed rate of 13% per annum and matures in twelve months.

Additionally, during last quarter 2013 we obtained two unsecured lines of credit from two Argentinean banks, denominated in Argentinean pesos, to fund office equipment investments. As of June 30, 2014, amounts outstanding under these unsecured lines of credit were $2.3 million. The unsecured lines of credit bear interest fixed rates of 15.25% per annum and the last maturity date is in forty eight months. One of the loan agreements includes certain covenants and commitments which, in case of non-compliance would cause the loans to be payable immediately, and which main provisions include that the Argentine subsidiary should obtain prior bank approval for any business combination involving such subsidiary, limitations for certain property sales and the commitment to maintain certain indebtedness ratios and minimum net worth.

Cash Dividends

On January 15, 2014, we paid the last quarterly cash dividend for $6.3 million (or $0.143 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2013.

On February 27 and May 30, 2014, our board of directors approved the first and second quarterly 2014 cash dividends of $7.3 million (or $0.166 per share) on our outstanding shares of common stock. The dividend was paid on April 15, and July 15, 2014 to stockholders of record as of the close of business on March 31, and June 30, 2014.

Finally, on August 5, 2014, the board of directors declared the third 2014 quarterly cash dividend of $7.3 million (or $0.166 per share), payable to the holders of the Company’s common stock. This third quarterly cash dividend will be paid on October 15, 2014 to stockholders of record as of the close of business on September 30, 2014.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the six-month period ended June 30, 2014 and 2013 amounted to $48.7 million and $41.3 million, respectively.

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

Off-balance sheet arrangements

As of June 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

On May 28, 2014, the FASB issued the Accounting Standard Update (“ASU”) N° 2014-09, “Revenue contracts with clients”, which changes in the timing of revenue recognition, includes variable consideration in the transaction price prior to resolution of contingencies, allocates the transaction price based on standalone selling price, among other changes. This standard is required to be adopted for annual reporting periods beginning after December 15, 2016 for public entities, no early adoption is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement will have on the Company´s financial position, results of operations or cash flows.

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

Reconciliation of Operating Cash Flows to Free Cash Flows

	Six-month Periods Ended June 30,(*)		Three-month Periods Ended June 30,(*)
(In millions)	2014	2013	2014	2013

Net Cash provided by Operating Activities	$87.9	$59.2	$60.3	$29.1
Payment for acquierd business, net of cash acquired	(32.1)	(3.2)	(32.1)	—
Purchase of intangible assets	(2.0)	(0.0)	(1.8)	(0.0)
Purchase of property and equipment	(14.6)	(38.1)	(7.7)	(35.2)

Free cash flow	39.2	17.9	18.7	(6.2)

(*)	The table above may not total due to rounding.

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela and the impairment of long-lived assets, because it may not be indicative of the ordinary course of our business. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela and the impairment of long-lived assets not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for the six and three-month periods ended June 30, 2014. Additionally, we present these non-gaap financial measures compared to the six and three-month periods ended June 30, 2013:

	Six-months periods ended (**)		Three-months periods ended (**)
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income before income / asset tax expense	$20.0	$66.1	$(19.1)	$40.7
Devaluation loss in Venezuela	17.7	6.4	16.5	—
Impairment of long-lived assets	49.5	—	49.5	—

Adjusted Net income before income / asset tax expense	$87.3	$72.5	$46.9	$40.7

Income and asset tax expense	$(15.3)	$(18.5)	$(6.5)	$(10.7)
Income tax effect on devaluation loss in Venezuela	(12.4)	(0.5)	(8.6)	— (1)

Adjusted Income and asset tax	$(27.7)	$(19.1)	$(15.1)	$(10.7)

Net Income	$4.7	$47.5	$(25.6)	$30.0

Devaluation loss in Venezuela	17.7	6.4	16.5	—
Impairment of long-lived assets	49.5	—	49.5	—
Income tax effect on devaluation loss in Venezuela	(12.4)	(0.5)	(8.6)	— (1)

Adjusted Net Income	$59.5	$53.4	$31.8	$30.0

Adjusted Blended Tax Rate	31.8%	26.3%	32.2%	26.3%

Weighted average of outstanding common shares	44,153,658	44,152,132	44,153,892	44,152,933
Adjusted Earnings per share	$1.35	$1.21	$0.72	$0.68

(**)	Stated in millions of U.S. dollars.
(1)	Income tax charge related to the Venezuela devaluation under local tax norms.

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

Foreign currencies

As of June 30, 2014, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of June 30, 2014, the total cash and cash equivalents denominated in foreign currencies totaled $58.6 million, short-term investments denominated in foreign currencies totaled $100.7 million and accounts receivable and credit cards receivables in foreign currencies totaled $94.0 million. As of June 30, 2014, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of June 30, 2014, our U.S. dollar- denominated cash and cash equivalents and short-term investments totaled $331.5 million and our U.S. dollar-denominated long-term investments totaled $52.1 million. For the six-month period ended June 30, 2014, we had a consolidated loss on foreign currency of $12.9 million mainly as a result of the devaluation mainly in Venezuela (as a consequence of using SICAD 2 exchange rate and the lack of access to the SICAD 1 mechanism) which amounted to a loss of $16.5 million offset by a foreign exchange gain of the devaluation in Argentina in first quarter 2014, which amounted to a gain of $4.6 million. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three and six-month periods ended June 30, 2014 compared to three and six-month periods ended June 30, 2013 — Other income, net” for more information).

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

The following table sets forth the percentage of consolidated net revenues by segment for the six and three-month periods ended June 30, 2014 and 2013:

	Six-month Periods Ended June 30,		Three-month Periods Ended June 30,
(% of total consolidated net revenues) (*)	2014	2013	2014	2013

Brazil	46.9%	46.0%	48.1%	45.6%
Argentina	24.8	25.4	25.2	25.9
Venezuela	14.5	15.2	12.6	15.7
Mexico	7.1	7.3	7.1	7.0
Other Countries	6.8	6.1	7.0	6.0

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of June 30, 2014 and for the six-month then ended:

Foreign Currency Sensitivity Analysis
(In millions)(*)	–10%	Actual	+10%
	(1)		(2)
Net revenues	274.4	247.2	225.0
Expenses	(243.1)	(219.1)	(199.6)

Income from operations	31.3	28.1	25.5

Other income (expenses) and income tax related to P&L items	(12.3)	(10.5)	(9.6)
Foreign Currency impact related to the remeasurement of our Net Asset position	(15.0)	(12.9)	(11.1)

Net income	4.1	4.7	4.8

Less: Net Income attributable to Noncontrolling Interest	0.07	0.07	0.07

Net income attributable to MercadoLibre, Inc.	4.1	4.7	4.8

Total Shareholders’ Equity	354.7	334.5	321.1

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the six-month ended on June 30, 2014 we did not entered into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 became the accounting basis for those assets. As of June 30, 2014, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SICAD 2 closing exchange rate of 49.98 BsF per U.S. dollar. As of December 31, 2013 the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was the official exchange rate of 6.30 BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2014 and December 31, 2013 and net revenues for the six-month periods ended June 30, 2014 and 2013:

	Six-month periods ended June 30,
	2014	2013
Venezuelan operations
Net Revenues	$35,908,018	$32,694,097

	June 30, 2014	December 31, 2013

Assets	59,760,695	126,873,804
Liabilities	(36,209,130)	(62,437,338)

Net Assets	$23,551,565	$64,436,466

As of June 30, 2014, the net assets of our Venezuelan subsidiaries amount to approximately 7.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 1.6% of our consolidated cash and investments.

On February 9, 2013, the BCV eliminated the SITME and devalued the official exchange rate used to re-measure our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013 to 6.3 BsF per U.S. dollar. The effect of using the devalued official exchange rate of 6.3 BsF per U.S. dollar generated a foreign currency loss that amounted to approximately $6.4 million in the first quarter of 2013.

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

During December 2013, the Venezuelan regulation that created the SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such us but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Government, which does not include those relating to our business. As a consequence, SICAD 1 became, from that moment, the primary system to which we would have to request U.S. dollars to settle our transactions. As a result, from January 24 to May 15, 2014, the exchange rate we used to re-measure our net monetary asset position and BsF transactions of our Venezuelan operations was the SICAD 1 exchange rate. The average exchange rate of the SICAD 1 during the first quarter of 2014 was 10.1 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that allows the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the Venezuelan Central Bank (“BCV”) and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for the new exchange mechanism in Exchange Agreement N° 27 and, On March 31, 2014 SICAD 2 began operating. Since implementation of the SICAD 1 system, we had been unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2, on May 16, 2014, we decided to start requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system is an open mechanism that permits any company to request U.S. dollars for any purpose. Consequently, we are eligible for and have been granted, U.S. dollars through the SICAD 2 mechanism.

As a consequence of our determination to obtain U.S. dollars through SICAD 2 and our continued lack of access to SICAD 1, we concluded that the SICAD 2 exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of our Venezuelan operations, effective as of May 16, 2014. In connection with this re-measurement, we recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of June 30, 2014, the SICAD 2 exchange rate was 49.98 BsF per U.S. dollar. The average exchange rate for the second quarter of 2014, after giving effect to our move to the SICAD 2 mechanism on May 16, 2014, was 17.82 BsF per U.S. dollar.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. Our Venezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions and we have not distributed dividends from our Venezuelan subsidiaries since 2011.

In light of the current economic conditions in Venezuela, and our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of this foregoing. We own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets as real estate market conditions improve. Because we have concluded that the carrying value of these two real estate properties will not be recoverable, we have recorded an impairment of long-lived assets of $49.5 million during the second quarter of 2014.

Although the current mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela imply increased restrictions, we do not expect that the current restrictions to purchase U.S. dollars will have a significant adverse effect on our business plans with regard to the investment in Venezuela.

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers an exchange rate of 50 BsF per U.S. dollar starting on January 1, 2014. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

The information disclosed below does not include any inflation effect, nor the devaluation impact related to the assumed devaluation or any other effect derived from the assumed devaluation. The information below should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. In addition, this information is not based on any comprehensive set of accounting rules or principles.

The evolution of the Venezuelan economy and any future governmental interventions in the Venezuelan economy are beyond our ability to control or predict. New events could happen in the future in Venezuela and it is not possible for management to predict all such events, nor can it assess the impact of all such events on our Venezuelan business.

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming an exchange rate of 50 BsF per U.S. dollar, applied for the period starting on January 1, 2014 to June 30, 2014:

	Six-months period ended June 30, 2014		Three-months period ended June 30, 2014
	Actual(*)	Sensitivity(**)	Actual(*)	Sensitivity(**)

Net revenues	$35,908,018	$9,718,499	$16,551,431	$5,897,962
Direct costs	$(10,491,888)	$(3,803,350)	$(4,856,907)	$(1,994,526)

Direct contribution before impairment of Long-lived assets	$25,416,130	$5,915,149	$11,694,524	$3,903,436
Direct Contribution Margin before impairment	70.8%	60.9%	70.7%	66.2%
Long-lived assets impairment	$(49,495,686)	$(49,495,686)	$(49,495,686)	$(49,495,686)

Direct contribution after Long-lived assets impairment	$(24,079,556)	$(43,580,537)	$(37,801,162)	$(45,592,250)
Direct Contribution Margin after impairment	–67.1%	–448.4%	–228.4%	–773.0%

(*)	As reported.
(**)	Computing a hypothetical devaluation of the Venezuelan segment from January 1 to June 30, 2014 (50 BsF per U.S. dollar).

Despite the continued uncertainty and restrictions relating to foreign currency exchange in Venezuela as described above, we believe that our underlying business in that country is competitively well-positioned and continues to exhibit solid growth, in terms of units sold, even while economic conditions in the Venezuelan economy remain difficult. As economic conditions in that country improve, we expect that our business in Venezuela will benefit accordingly. Although we cannot assure you that the BsF will not experience further devaluations in the future, which may be significant and could have a material negative impact on our stated financial results for our Venezuela segment, for the reasons stated at the beginning of this paragraph, we remain strongly committed to our business and investment in Venezuela.

Argentine Segment

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

During January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the three-month period ended March 31, 2014, the reported net assets in our Argentine subsidiaries decreased by $14.6 million with the related impact in Other Comprehensive Income and the Company recognized a foreign exchange gain of $4.6 million.

Had a hypothetical devaluation of 10% of the Argentinean Peso against the U.S. dollar occurred on June 30, 2014, the reported net assets in our Argentine subsidiaries would have decreased by approximately $5.9 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $1.0 million in our Argentine subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of June 30, 2014, MercadoPago’s funds receivable from customers totaled $59.4 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2014, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 2.27%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2014 could decrease (increase) by approximately $1.3 million.

As of June 30, 2014, our short-term investments amounted to $105.2 million and our long-term investments amounted to $52.1 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

At June 30, 2014, the total contractual obligation fair value of our 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment LTRP liability amounted to $21.3 million. As of June 30, 2014, the accrued liability related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounted to $11.3 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%:

	As of June 30, 2014
	MercadoLibre, Inc Equity Price	2009, 2010, 2011, 2012, 2013 and 2014 variable LTRP liability
(In US dollars)
Change in equity price in percentage

40%	121.92	29,888,388
30%	113.21	27,753,503
20%	104.51	25,618,618
10%	95.80	23,483,734
Static (*)	87.09	21,348,849
–10%	78.38	19,213,964
–20%	69.67	17,079,079
–30%	60.96	14,944,194
–40%	52.25	12,809,309

(*)	Average closing stock price for the last 60 trading days of the closing date.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2014, our total reserves for proceeding-related contingencies were approximately $3.8 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against our company. We do not reserve for losses we determine to be possible or remote.

As of June 30, 2014, there were 651 lawsuits pending against our Brazilian subsidiary in the Brazilian ordinary courts. In addition, as of June 30, 2014, there were 3,126 lawsuits pending against our Brazilian subsidiary in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

As of June 30, 2014, there were 32 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 590 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2014, there were 95 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies.

In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending ourselves in these actions. We have established a reserve for those proceedings which we have considered that a loss is probable. The disclosure below updates and supplements the information set forth in “Item 3 — Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013:

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued the Company’s Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, pursuant to the Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the amount of approximately $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction was overturned, in March of 2007, in June 26 and 27, 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.5 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. Vintage appealed the decision of the State Court of Appeals of the State of São Paulo to the Brazilian Federal Superior Court of Justice. On July 3, 2014, Vintage appeal was denied by the Brazilian Federal Superior Court of Justice. In the opinion of the Company’s management and its counsel, the risk of losing the case, in connection with the $3.1 million claims is remote, and in connection with the $0.4 million claims is possible but not probable, and as a result, the Company has not reserved any provisions for these claims.

On November 23, 2007 Botelho Indústria e Distribuição Cinematográfica Ltda., (or “Botelho”), sued MercadoLivre in the Third Civil Court of the City of Rio de Janeiro, State of Rio de Janeiro, Brazil. Botelho alleged that MercadoLivre was infringing its intellectual property rights as a result of users selling unauthorized copies of Botelho’s courses through the Brazilian website. Botelho seeks an injunction, fines, and compensatory and statutory damages, which was not yet analyzed by the judge. In February 2008, MercadoLivre presented arguments to give the judge support and background to analyze the requested injunction. The Company presented its defense on March 5, 2008. A conciliation and settlement hearing was held on September 29, 2008, but no settlement was reached. On September 19, 2012, the Lower Court Judge ruled in favor of MercadoLivre and dismissed the claims against MercadoLivre. Botelho appealed the decision on December 11, 2012. On January 30, 2014, the Rio de Janeiro State Court of Appeals ruled against Botelho’s appeal. On June 27, 2014, Botelho’s case was considered closed since the plaintiff did not appeal the decision of Rio de Janeiro’s State Court of Appeals.

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries in the 31st Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000 per day. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief to the State Court of Appeals of São Paulo on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On March 23, 2011, the Company’s appeal regarding the injunction granted to Citizen was ruled in favor of the Brazilian subsidiaries. On May 4, 2011, Citizen presented a motion to clarify the decision but it was dismissed on March 14, 2012. On May 28, 2012, the Plaintiff filed a special recourse related to the injunction relief to the State Court of Appeals, and the Brazilian subsidiaries presented their defense on August 16, 2012 which was not admitted. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. On January 9, 2013, Citizen presented a motion to request the appeal to be ruled by the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). On March 1, 2013, the Company presented its response to that appeal. On August 27, 2013, the Brazilian Superior Court of Justice ruled against Citizen’s appeal. The Superior Court of Justice ruled that the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users and that they should comply with the “notice and take down” procedure it already have in place. On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s Extraordinary Appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. As of the date of this report both the lower court’s ruling and The Brazilian Federal Supreme Court’s ruling were still pending. In the opinion of the company’s management and its legal counsel the risk of loss is reasonably possible but not probable.

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal was decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision which as of the date of this report was not yet ruled. In the opinion of our management and its legal counsel the risk of loss is possible.

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of this report, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$9.5 million, which including accrued interests amounted to R$ 10.4 million or $4.7 million, according to the exchange rate at June 30, 2014. On the same day, the company filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of the date of this report, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

In September 2012, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. In January 2005 the Company moved our operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore the Company believes that has strong defenses to the claims of the São Paulo authorities with respect to this period. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company´s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$ 41 million, or $18.6 million, according to the exchange rate at June 30, 2014. On January 28, 2014, São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 the Company presented its response to mentioned defense. As of the date of this report the lower court’s ruling was still pending. The Company’s management and its legal counsel believe that the risk of loss is remote, and as a result, the Company has not reserved any provisions for this claim.

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

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, the Company presented its defense. On March 24, 2014 the Company filed an appeal against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. As of the date of this report the Interlocutory Appeal of the Brazilian subsidiary was not ruled yet by the State Court of Rio Grande do Sul, Brazil, and the lower court’s proceeding was suspended, awaiting for mentioned ruling by the State Court. In the opinion of the Company’s management the risk of losing the case is reasonably possible, but not probable.

On February 22, 2008, Nike International Ltd., (or “Nike”), requested a preliminary injunction against the Company’s Argentine subsidiary DeRemate.com de Argentina S.A. (or “DeRemate”), in the Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike alleged that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeited Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted in February 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. DeRemate appealed the decision. In November 2008, the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow on the website of DeRemate any listing related to Nike branded products subject to our requesting certain personal information from users listing those items. On March 25, 2008 Nike sued DeRemate in the same venue, for the same reasons argued in the request preliminary injunction. DeRemate presented its defense on September 11, 2009. On May 27, 2014, the Lower Court Judge issued a ruling considering that DeRemate was not liable for the alleged infringement by sellers’ listings, but it considered that DeRemate was liable for the breach of contract entered into by the parties which established a “notice and take down” procedure. On June 6, 2014, DeRemate filed an appeal. The court’s ruling is still pending. As of the date of this report, according to the opinion of external legal counsel of DeRemate, the risk of loss in this case is reasonably possible, but not probable, and as a result, the Company has not reserved any provisions for this claim.

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

Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Currently, as a consequence of adverse economic conditions in global markets and diminishing commodity prices, many of the economies of Latin American countries have slowed their rates of growth, and some have entered mild recessions. The duration and severity of this slowdown is hard to predict and could adversely affect our business, financial condition, and results of operations. Additionally, certain countries have experienced or are currently experiencing severe economic crises, including Argentina, which may still have future effects.

During 2001 and 2002, Argentina went through a period of severe political, economic and social crisis. Among other consequences, the crisis resulted in the Argentine government defaulting on its foreign debt obligations, introducing emergency measures and numerous changes in economic policies that affected utilities and many other sectors of the economy, and suffering a significant real devaluation of the peso, which in turn caused numerous Argentine private sector debtors with foreign currency exposure to default on their outstanding debt.

In the first half of 2005, Argentina restructured part of the sovereign debt it defaulted; however, a number of creditors refused to approve the restructuring and litigation brought by these holdout creditors ensued. This litigation initiated by these holdout creditors has persisted to this day. On June 16, 2014, the U.S. Supreme Court rejected an Argentine appeal and decided to leave in place a lower court ruling in favor on the holdout creditors, which held that the Argentine government is prohibited from making payments on its restructured debt unless it also pays the holdout creditors, who have previously refused to accept its debt restructuring offers, the amount owed to them.

In July 2014, Argentina and the holdout creditors failed to reach an agreement on the restructuring of this debt. As a result, the Argentine government was prohibited from making certain bond payments. The full consequences of this on Argentina’s political and economic landscape, and on the Company, are still unclear. We cannot provide any assurance that inflation, fluctuations in the value of the peso, the implementation of additional foreign currency restrictions and/or other future economic, social and political developments in Argentina resulting from this current Argentine sovereign debt crisis or the difficult economic conditions that current exist in Argentina, over which we have no control, will not adversely affect our business, financial condition or results of operations, including our ability to pay our debts at maturity or dividends.

There is no assurance that we will be able to repay our convertible senior notes.

On June 30, 2014, we issued convertible notes due 2019, or the Convertible Notes, in the aggregate principal amount of $330 million. At maturity, we will have to pay the holders of the Convertible Notes the full aggregate principal amount of the Convertible Notes then outstanding.

There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a  fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We have broad discretion in the use of the net proceeds from the issuance of our Notes and may not use them effectively.

We have broad discretion in the application of the net proceeds that we received from the issuance of our Notes, including working capital, possible acquisitions, and other general corporate purposes, and we may spend or invest these proceeds in a way with which our investors disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our Notes in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors, and may negatively impact the price of our securities.

Item 6 — Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

4.1	Indenture (including form of Notes) with respect to MercadoLibre’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between MercadoLibre and Wilmington Trust, National Association, as trustee. (3)

10.1	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch. (4)

10.2	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (5)

10.3	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (6)

10.4	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch. (7)

10.5	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch. (8)

10.6	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (9)

10.7	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (10)

10.8	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch. (11)

10.9	Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein. (2)

10.10	2014 Long-Term Retention Plan. (12)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007.
(2)	Incorporated by reference to Exhibit 1.1 to our Current Report in Form 8-K filed on June 24, 2014.
(3)	Incorporated by reference to Exhibit 4.1 to our Current Report in Form 8-K filed on June 30, 2014.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on June 24, 2014.
(5)	Incorporated by reference to Exhibit 10.2 to our Current Report in Form 8-K filed on June 24, 2014.
(6)	Incorporated by reference to Exhibit 10.3 to our Current Report in Form 8-K filed on June 24, 2014.
(7)	Incorporated by reference to Exhibit 10.4 to our Current Report in Form 8-K filed on June 24, 2014.
(8)	Incorporated by reference to Exhibit 10.5 to our Current Report in Form 8-K filed on June 27, 2014.
(9)	Incorporated by reference to Exhibit 10.6 to our Current Report in Form 8-K filed on June 27, 2014.
(10)	Incorporated by reference to Exhibit 10.7 to our Current Report in Form 8-K filed on June 27, 2014.
(11)	Incorporated by reference to Exhibit 10.8 to our Current Report in Form 8-K filed on June 27, 2014.
(12)	Incorporated by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on April 2, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 8, 2014	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

4.1	Indenture (including form of Notes) with respect to MercadoLibre’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between MercadoLibre and Wilmington Trust, National Association, as trustee. (3)

10.1	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch. (4)

10.2	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (5)

10.3	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (6)

10.4	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch. (7)

10.5	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch. (8)

10.6	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (9)

10.7	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (10)

10.8	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch. (11)

10.9	Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein. (2)

10.10	2014 Long-Term Retention Plan. (12)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007.
(2)	Incorporated by reference to Exhibit 1.1 to our Current Report in Form 8-K filed on June 24, 2014.
(3)	Incorporated by reference to Exhibit 4.1 to our Current Report in Form 8-K filed on June 30, 2014.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on June 24, 2014.
(5)	Incorporated by reference to Exhibit 10.2 to our Current Report in Form 8-K filed on June 24, 2014.
(6)	Incorporated by reference to Exhibit 10.3 to our Current Report in Form 8-K filed on June 24, 2014.
(7)	Incorporated by reference to Exhibit 10.4 to our Current Report in Form 8-K filed on June 24, 2014.
(8)	Incorporated by reference to Exhibit 10.5 to our Current Report in Form 8-K filed on June 27, 2014.
(9)	Incorporated by reference to Exhibit 10.6 to our Current Report in Form 8-K filed on June 27, 2014.
(10)	Incorporated by reference to Exhibit 10.7 to our Current Report in Form 8-K filed on June 27, 2014.
(11)	Incorporated by reference to Exhibit 10.8 to our Current Report in Form 8-K filed on June 27, 2014.
(12)	Incorporated by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on April 2, 2014.