Form 10-Q
period 2014-09-30
MERCADOLIBRE INC
filed 2014-11-03
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

44,154,572 shares of the issuer’s common stock, $0.001 par value, outstanding as of October 30, 2014.

MERCADOLIBRE, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1 — Unaudited Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	2

Interim Condensed Consolidated Statements of Income for the nine and three-month periods ended September 30, 2014 and 2013	3

Interim Condensed Consolidated Statements of Comprehensive Income for the nine and three-month periods ended September 30, 2014 and 2013	4

Interim Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013	5

Notes to Interim Condensed Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3 — Qualitative and Quantitative Disclosures About Market Risk	63

Item 4 — Controls and Procedures	68

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings	69

Item 1A — Risk Factors	71

Item 6 — Exhibits	71

INDEX TO EXHIBITS	73

Exhibit 3.1
Exhibit 3.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of September 30, 2014 and December 31, 2013

and for the nine and three-month periods

ended September 30, 2014 and 2013

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,503,912	$140,285,104
Short-term investments	169,843,592	76,593,214
Accounts receivable, net	39,243,327	25,884,260
Credit cards receivables, net	86,469,055	52,045,851
Prepaid expenses	5,878,124	3,836,081
Deferred tax assets	15,525,754	16,030,880
Other assets	15,427,865	11,488,845

Total current assets	569,891,629	326,164,235
Non-current assets:
Long-term investments	158,839,053	45,719,737
Property and equipment, net	83,926,941	131,371,909
Goodwill	67,068,985	55,101,218
Intangible assets, net	23,304,028	6,591,585
Deferred tax assets	12,122,286	3,014,905
Other assets	24,045,706	24,399,184

Total non-current assets	369,306,999	266,198,538

Total assets	$939,198,628	$592,362,773

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$59,144,112	$34,405,333
Funds payable to customers	161,300,868	129,038,663
Salaries and social security payable	26,377,418	23,182,811
Taxes payable	22,351,350	17,854,110
Loans payable and other financial liabilities	1,548,537	13,370,823
Deferred tax liabilities	1,617,441	—
Other liabilities	3,246,534	—
Dividends payable	7,329,546	6,313,869

Total current liabilities	282,915,806	224,165,609
Non-current liabilities:
Salaries and social security payable	7,669,605	9,185,269
Loans payable and other financial liabilities	282,945,512	2,489,819
Deferred tax liabilities	15,575,877	5,339,359
Other liabilities	5,242,535	3,699,109

Total non-current liabilities	311,433,529	20,713,556

Total liabilities	$594,349,335	$244,879,165

Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	$4,000,000	$4,000,000
Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,153,892 and 44,153,473 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	$44,154	$44,153
Additional paid-in capital	137,572,237	121,562,193
Treasury stock	—	(1,012,216)
Retained earnings	326,684,667	310,345,448
Accumulated other comprehensive loss	(123,451,765)	(87,455,970)

Total Equity	340,849,293	343,483,608

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$939,198,628	$592,362,773

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three-month periods ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net revenues	$395,166,355	$337,964,538	$147,934,895	$123,055,431
Cost of net revenues	(111,312,881)	(93,871,368)	(43,401,677)	(34,144,989)

Gross profit	283,853,474	244,093,170	104,533,218	88,910,442
Operating expenses:
Product and technology development	(37,572,473)	(31,217,195)	(13,574,467)	(12,074,586)
Sales and marketing	(78,227,301)	(67,336,933)	(29,406,149)	(24,175,448)
General and administrative	(43,323,525)	(44,119,063)	(14,406,413)	(15,261,345)
Impairment of Long-Lived Assets	(49,495,686)	—	—	—

Total operating expenses	(208,618,985)	(142,673,191)	(57,387,029)	(51,511,379)

Income from operations	75,234,489	101,419,979	47,146,189	37,399,063

Other income (expenses):
Interest income and other financial gains	10,969,447	8,373,112	4,360,901	2,776,791
Interest expense and other financial losses	(6,718,460)	(1,379,516)	(4,913,125)	(487,496)
Foreign currency (losses) gains	(7,651,022)	(1,073,255)	5,220,080	1,575,592
Other losses net	—	(44,557)	—	(42,217)

Net income before income / asset tax expense	71,834,454	107,295,763	51,814,045	41,221,733

Income / asset tax expense	(33,343,012)	(30,605,467)	(18,062,078)	(12,075,486)

Net income	$38,491,442	$76,690,296	$33,751,967	$29,146,247

Less: Net Income (loss) attributable to Redeemable Noncontrolling Interest	56,009	(53,213)	(13,524)	(137,927)

Net income attributable to MercadoLibre, Inc. shareholders	$38,435,433	$76,743,509	$33,765,491	$29,284,174

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Basic EPS
Basic net income attributable to MercadoLibre, Inc.
Shareholders per common share	$0.87	$1.73	$0.76	$0.66

Weighted average of outstanding common shares	44,153,867	44,152,402	44,153,892	44,152,933

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc.
Shareholders per common share	$0.87	$1.73	$0.76	$0.66

Weighted average of outstanding common shares	44,153,867	44,152,402	44,153,892	44,152,933

Cash Dividends declared	0.498	0.429	0.166	0.143

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$38,491,442	$76,690,296	$33,751,967	$29,146,247
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(35,832,412)	(22,423,839)	(19,730,750)	(7,796,679)
Unrealized net (losses) gains on available for sale investments	(137,916)	47,848	(259,810)	290,619
Less: reclassification adjustment for gains on available for sale investments included in net income	(25,467)	(759,565)	—	—

Net change in accumulated other comprehensive loss, net of income tax	(35,995,795)	(23,135,556)	(19,990,560)	(7,506,060)

Total comprehensive income	$2,495,647	$53,554,740	$13,761,407	$21,640,187

Less: Comprehensive (loss) income attributable to Redeemable Noncontrolling Interest	(37,350)	(110,761)	(138,241)	(178,175)

Comprehensive income attributable to MercadoLibre, Inc. Shareholders	$2,532,997	$53,665,501	$13,899,648	$21,818,362

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statement of Cash Flows

For the nine-month periods ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$38,435,433	$76,743,509
Adjustments to reconcile net income to net cash provided by operating activities:
Net income (loss) attributable to Redeemable Noncontrolling Interest	56,009	(53,213)
Net Devaluation Loss in Venezuela and Argentina	13,808,146	6,420,929
Impairment of Long-Lived Assets	49,495,686	—
Depreciation and amortization	12,346,160	8,593,391
Accrued interest	(6,927,681)	(3,233,243)
Convertible bonds accrued interest and amortization of debt discount	3,926,835	—
LTRP accrued compensation	6,310,629	9,997,214
Deferred income taxes	(16,514,785)	(4,006,615)
Changes in assets and liabilities:
Accounts receivable	(39,476,854)	(17,138,968)
Credit Card Receivables	(46,297,287)	(7,559,739)
Prepaid expenses	(2,573,871)	(2,297,492)
Other assets	(6,078,735)	(6,233,513)
Accounts payable and accrued expenses	74,588,719	17,978,834
Funds payable to customers	48,414,046	32,479,237
Other liabilities	1,957,462	2,465,012
Interest received from investments	6,968,975	8,693,109

Net cash provided by operating activities	138,438,887	122,848,452

Cash flows from investing activities:
Purchase of investments	(1,713,487,798)	(802,270,257)
Proceeds from sale and maturity of investments	1,498,969,836	803,214,085
Payment for acquired businesses, net of cash acquired	(32,126,805)	(3,224,162)
Purchases of intangible assets	(543,113)	—
Advance for fixed assets	—	(26,167,766)
Purchases of property and equipment	(24,445,651)	(49,928,150)

Net cash used in investing activities	(271,633,531)	(78,376,250)

Cash flows from financing activities:
Funds received from the issuance of convertible notes	330,000,000	—
Transaction costs from the issuance of convertible notes	(8,083,625)	—
Purchase of convertible notes capped call	(19,668,000)	—
Loans payable and other financial liabilities	—	13,523,158
Payments on loans payable and other financial liabilities	(3,309,068)	—
Dividends paid	(20,937,463)	(17,440,135)
Repurchase of Common Stock	(1,944,307)	(1,012,216)
Stock options exercised	—	3,020

Net cash provided by (used in) financing activities	276,057,537	(4,926,173)

Effect of exchange rate changes on cash and cash equivalents	(45,644,085)	(12,938,037)

Net increase in cash and cash equivalents	97,218,808	26,607,992
Cash and cash equivalents, beginning of the period	140,285,104	101,489,002

Cash and cash equivalents, end of the period	$237,503,912	$128,096,994

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1.	Nature of Business

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

As of September 30, 2014, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A. During April 2014 the Company acquired online real estate classifieds advertisement companies in Chile and Mexico (see Note 4 for further details).

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.7% and 99.6% of the consolidated amounts during the nine-month periods ended September 30, 2014 and 2013. Long-lived assets and Goodwill located in the foreign operations totaled $162,744,933 and $183,922,432 as of September 30, 2014 and December 31, 2013, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Basis of presentation (Continued)

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2014 and December 31, 2013. These financial statements also show the Company’s consolidated statements of income, of comprehensive income for the nine-month and three-month periods ended September 30, 2014 and 2013, and statement of cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

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

As a consequence of the determination to obtain U.S. dollars through SICAD 2 and the lack of access to SICAD 1 since May 16, 2014, the Company concluded that the SICAD 2 exchange rate should be used to re-measure their bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of its Venezuelan operations, effective as of May 16, 2014. As a consequence, the Company has recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of September 30, 2014 the SICAD 2 exchange rate was 49.99 BsF per U.S. dollar.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

In light of the current economic conditions in Venezuela, and the determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of its Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from the Venezuelan business, the Company reviewed the long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering the current expected use of these assets in light of this foregoing. The Company owns two office spaces in Venezuela that had expected to use to support the main operating activities in that country. However, due to the current conditions, the Company now intends to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because the Company has concluded that the carrying value of these two real estate properties will not be recoverable, it has recorded an impairment of long-lived assets of $49,495,686 during May 2014. The carrying amount has been adjusted to its estimated fair value of approximately $22 million.

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

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2014 and December 31, 2013 and net revenues for the nine-month periods ended September 30, 2014 and 2013:

	Nine-month periods ended September 30,
	2014	2013
Venezuelan operations
Net Revenues	$45,184,278	$55,695,385

	September 30, 2014	December 31, 2013
Assets	65,444,729	126,873,804
Liabilities	(38,504,273)	(62,437,338)

Net Assets	$26,940,456	$64,436,466

As of September 30, 2014, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 7.9% of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 2.3% of our consolidated cash and investments.

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

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets in Argentina decreased in $14,625,451 with the related impact in Other Comprehensive Income and the Company recognized a foreign exchange gain of $4,597,510. As of September 30, 2014, the Argentinean Peso exchange rate was $8.43 per U.S. dollar.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Income Tax Holiday in Argentina

According to Argentine law, from fiscal year 2008, the Company’s Argentine subsidiary has been a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law is a relief of 60% of total income tax determined in each year, thus resulting in an effective tax rate in Argentina lower than the income tax law statutory rate. The law expired on September 17, 2014. As a consequence, the average tax rate for 2014 would be approximately 22% as we expect no income tax holiday during last quarter of fiscal year 2014.

Aggregate tax benefit totaled $2,044,806 and $2,973,762 for the three-month periods ended September 30, 2014 and 2013, respectively, while for the nine-month periods ended at such dates amounted to $5,643,975 and $7,742,787, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.05 and $0.07 for the three-month periods ended September 30, 2014 and 2013, respectively, while for the nine-month periods ended at such dates amounted to $0.13 and $0.18, respectively.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2.	Summary of significant accounting policies (Continued)

Accumulated other comprehensive income

The following table sets forth the Company’s accumulated other comprehensive income as of September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
Foreign currency translation	$(123,313,849)	$(87,481,437)
Unrealized (loss) gains on investments	(211,952)	36,626
Estimated tax gain (loss) on unrealized gains on investments	74,036	(11,159)

	$(123,451,765)	$(87,455,970)

The following tables summarize the changes in accumulated balances of other comprehensive income for the nine-month period ended September 30, 2014 and the year ended December 31, 2013:

	Unrealized	Foreign	Estimated tax
	Gains (losses) on	Currency	(expense)
	Investments	Translation	benefit	Total
Balances as of December 31, 2013	$36,626	$(87,481,437)	$(11,159)	$(87,455,970)
Other comprehensive income before reclassification adjustments for gains on available for sale investments	(211,952)	(35,832,412)	74,036	(35,970,328)
Amount of gain (loss) reclassified from accumulated other comprehensive income to net income	(36,626)	—	11,159	(25,467)

Net current period other comprehensive income	(248,578)	(35,832,412)	85,195	(35,995,795)

Balances as of September 30, 2014	$(211,952)	$(123,313,849)	$74,036	$(123,451,765)

Details about Accumulated Other Comprehensive Income Components for the three-month period ended September 30, 2014	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Unrealized gains on investments	$36,626	Interest income and other financial gains
Estimated tax loss on unrealized gains on investments	(11,159)	Income / asset tax expense

Total reclassifications for the period	$25,467	Total, net of income taxes

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

Impairment of long-lived assets (Continued)

As explained in the section “Foreign Currency Translation” of the present Note to these interim condensed consolidated financial statements, as a consequence of an ongoing lack of access to SICAD 1 auction system, on May 16, 2014 the Company decided to start requesting U.S. dollars through the SICAD 2 mechanism and use the SICAD 2 exchange rate to re-measure its Bolivar-denominated monetary assets and liabilities in BsF and to re-measure the result of its Venezuelan operations, effective as of May 16, 2014.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, and their expected current use in the new context (receive rental income instead of using the long-lived assets to support the Company’s future growth of operations in Venezuela), the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that two office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded an impairment loss of $49,495,686 during the second quarter of 2014.

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

In accordance with ASC 470-20 Debt with Conversion and Other Options, the convertible debt instrument within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and a fair value was assigned. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of the issuance date, the Company determined the fair value of the liability component of the Notes based on market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. The

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact the Company’s financial statements.

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

The following table shows how net income is allocated using the “if converted” method for earnings per common share for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$33,751,967	$33,751,967	$29,146,247	$29,146,247

Net loss attributable to noncontrolling interests	13,524	13,524	137,927	137,927

Change in redeemable amount of noncontrolling interest	(111,194)	(111,194)	(306,133)	(306,133)

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$33,654,297	$33,654,297	$28,978,041	$28,978,041

	Nine Months Ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$38,491,442	$38,491,442	$76,690,296	$76,690,296

Net (income) loss attributable to noncontrolling interests	(56,009)	(56,009)	53,213	53,213

Change in redeemable amount of noncontrolling interest	(107,579)	(107,579)	(355,370)	(355,370)

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$38,327,854	$38,327,854	$76,388,139	$76,388,139

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3.	Net income per share (Continued)

Net income (loss) per share of common stock is as follows for the three and nine-month periods ended September 30, 2014 and 2013:

	Nine months Ended September 30,				Three Months Ended September 30,
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$0.87	$0.87	$1.73	$1.73	$0.76	$0.76	$0.66	$0.66

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$38,327,854	$38,327,854	$76,388,139	$76,388,139	$33,654,297	$33,654,297	$28,978,041	$28,978,041

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,153,867	44,153,867	44,152,402	44,152,402	44,153,892	44,153,892	44,152,933	44,152,933
Adjustment for Convertible Notes	—	—	—	—	—	—	—	—

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,153,867	44,153,867	44,152,402	44,152,402	44,153,892	44,153,892	44,152,933	44,152,933

On June 30, 2014, the Company issued the 2.25% Convertible Senior Notes due 2019 (please refer to Note 9 of these interim condensed consolidated financial statements for discussion regarding these debt notes). The conversion of these debt notes are considered for diluted earnings per share utilizing the “if converted” method, the effect of that conversion is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. For the three and nine-month periods ended September 30, 2014, the effect of the Convertible Senior Notes due 2019 on diluted earnings per share was anti-dilutive and, as a consequence, it was not computed for diluted earnings per share.

The denominator for diluted net income per share for the three and nine-month periods ended September 30, 2014 does not include any effect from the capped call because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

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

The aggregate purchase price for the acquisition of the 100% of the acquired business was $37,989,865, measured at its fair value, amount that included: (i) the total cash payment of $32,147,755 at closing day; (ii) an escrow of $1,000,000 held in an escrow agent, according to the stock purchase agreement; (iii) the contingent additional cash considerations and escrows up to $4,621,085 in case the companies achieve certain revenue performance targets during 2014 and 2015, measured at fair value; and, (iv) an additional price adjustment escrow of $221,025.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

The Company’s condensed consolidated statement of income includes the results of operations of the acquired business as from April 8, 2014. The net revenues and net income of the acquiree included in the Company’s interim condensed consolidated statement of income since the acquisition amounted to $6,882,072 and $1,217,431, respectively.

The following table summarizes the preliminary purchase price allocation for the acquisition:

	Chile	Mexico	Total
Cash and cash equivalents	$546,736	$474,214	$1,020,950
Other net tangible assets / (liabilities)	2,306,227	(2,727,285)	(421,058)
Trademarks	5,422,000	2,155,000	7,577,000
Customer Lists	10,104,059	321,809	10,425,868
Software	446,625	—	446,625
Non solicitation agreement	587,000	—	587,000
Deferred tax assets and liabilities	(2,119,136)	196,926	(1,922,210)
Goodwill	14,184,934	6,090,756	20,275,690

Purchase Price	$31,478,445	$6,511,420	$37,989,865

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

Goodwill is not deductible for tax purposes.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	September 30, 2014	December 31, 2013
Goodwill	$67,068,985	$55,101,218
Intangible assets with indefinite lives
— Trademarks	13,081,084	5,238,090
Amortizable intangible assets
— Licenses and others	3,628,478	3,430,003
— Non-compete / solicitation agreement	1,397,373	1,025,605
— Customer list	10,214,908	1,568,190

Total intangible assets	$28,321,843	$11,261,888
Accumulated amortization	(5,017,815)	(4,670,303)

Total intangible assets, net	$23,304,028	$6,591,585

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4.	Business combinations, goodwill and intangible assets (Continued)

Business combinations (Continued)

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2014 and the year ended December 31, 2013 are as follows:

	Period ended September 30, 2014
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of the period	$10,366,018	$14,676,145	$6,520,194	$11,376,140	$5,251,667	$5,506,062	$1,404,992	$55,101,218
— Business acquisition	—	—	14,184,934	6,090,756	—	—	—	20,275,690
— Effect of exchange rates changes	(645,549)	(3,415,317)	(3,070,945)	(815,082)	—	(283,526)	(77,504)	(8,307,923)

Balance, end of the period	$9,720,469	$11,260,828	$17,634,183	$16,651,814	$5,251,667	$5,222,536	$1,327,488	$67,068,985

	Year ended December 31, 2013
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063
— Business Acquisition	1,307,644	659,159	—	186,806	405,637	69,385	40,030	2,668,661
— Effect of exchange rates changes	(1,647,907)	(4,872,108)	(595,017)	(215,446)	—	(460,459)	(142,569)	(7,933,506)

Balance, end of the year	$10,366,018	$14,676,145	$6,520,194	$11,376,140	$5,251,667	$5,506,062	$1,404,992	$55,101,218

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $829,302 and $194,114 for the three-month periods ended September 30, 2014 and 2013, respectively, while for the nine-month periods ended at such dates amounted to $1,177,395 and $631,560, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years, as of September 30, 2014 is as follows:

For year ended 12/31/2014	$444,064
For year ended 12/31/2015	1,675,816
For year ended 12/31/2016	1,464,378
For year ended 12/31/2017	1,094,996
For year ended 12/31/2018	920,115
Thereafter	4,623,575

$10,222,944

5.	Segment reporting

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended September 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$78,175,337	$40,952,626	$9,850,859	$9,276,259	$9,679,814	$147,934,895
Direct costs	(43,218,272)	(20,387,594)	(6,671,875)	(2,629,794)	(5,640,384)	(78,547,919)

Direct contribution	34,957,065	20,565,032	3,178,984	6,646,465	4,039,430	69,386,976
Operating expenses and indirect costs of net revenues						(22,240,787)

Income from operations						47,146,189

Other income (expenses):
Interest income and other financial gains						4,360,901
Interest expense and other financial losses						(4,913,125)
Foreign currency gains						5,220,080
Other gains, net						—

Net income before income / asset tax expense						$51,814,045

	Three Months Ended September 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$52,262,896	$33,139,321	$8,143,109	$23,001,287	$6,508,818	$123,055,431
Direct costs	(30,385,801)	(18,385,612)	(5,110,995)	(7,921,950)	(2,865,057)	(64,669,415)

Direct contribution	21,877,095	14,753,709	3,032,114	15,079,337	3,643,761	58,386,016
Operating expenses and indirect costs of net revenues						(20,986,953)

Income from operations						37,399,063

Other income (expenses):
Interest income and other financial gains						2,776,791
Interest expense and other financial losses						(487,496)
Foreign currency gains						1,575,592
Other losses, net						(42,217)

Net income before income / asset tax expense						$41,221,733

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

	Nine Months Ended September 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$194,009,784	$102,181,564	$27,303,886	$45,184,278	$26,486,843	$395,166,355
Direct costs	(111,528,292)	(54,914,208)	(16,965,381)	(13,121,682)	(14,527,109)	(211,056,672)
Impairment of Long-lived Assets	—	—	—	(49,495,686)	—	(49,495,686)

Direct contribution	82,481,492	47,267,356	10,338,505	(17,433,090)	11,959,734	134,613,997
Operating expenses and indirect costs of net revenues						(59,379,508)

Income from operations						75,234,489

Other income (expenses):
Interest income and other financial gains						10,969,447
Interest expense and other financial losses						(6,718,460)
Foreign currency loss						(7,651,022)
Other losses, net						—

Net income before income / asset tax expense						$71,834,454

	Nine Months Ended September 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$151,144,732	$87,760,904	$23,756,976	$55,695,385	$19,606,541	$337,964,538
Direct costs	(89,229,337)	(48,065,070)	(14,350,247)	(20,408,854)	(8,947,601)	(181,001,109)

Direct contribution	61,915,395	39,695,834	9,406,729	35,286,531	10,658,940	156,963,429
Operating expenses and indirect costs of net revenues						(55,543,450)

Income from operations						101,419,979

Other income (expenses):
Interest income and other financial gains						8,373,112
Interest expense and other financial losses						(1,379,516)
Foreign currency loss						(1,073,255)
Other losses, net						(44,557)

Net income before income / asset tax expense						107,295,763

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	September 30,	December 31,
	2014	2013
US long-lived tangible assets	$11,362,562	$9,131,777
Other countries long-lived tangible assets
Argentina	26,819,218	29,119,057
Brazil	7,914,088	5,559,702
Mexico	1,950,195	711,200
Venezuela (*)	33,129,457	83,655,816
Other countries	2,751,421	3,194,357

	$72,564,379	$122,240,132

Total long-lived tangible assets	$83,926,941	$131,371,909

(*)	After the impairment of Venezuelan long-lived assets. See Note 2 Venezuelan currency status.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

5.	Segment reporting (Continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2014	2013
US intangible assets	$192,459	$10,503
Other countries goodwill and intangible assets
Argentina	11,762,631	15,575,776
Brazil	9,836,062	10,380,974
Mexico	25,878,464	14,512,949
Venezuela	6,890,659	6,913,604
Other countries (*)	35,812,738	14,298,997

	$90,180,554	$61,682,300

Total goodwill and intangible assets	$90,373,013	$61,692,803

(*)	Includes the acquisition of online classified advertisement company in Chile. See Note 4.

Consolidated net revenues by similar products and services for the three and nine-month periods ended September 30, 2014 and 2013 were as follows:

Consolidated Net Revenues	Nine-months Ended September 30,		Three-months Ended September 30,
	2014	2013	2014	2013
Marketplace	$271,890,562	$236,386,126	$96,930,790	$86,755,856
Non-marketplace (*)	$123,275,793	$101,578,412	$51,004,105	$36,299,575

Total	$395,166,355	$337,964,538	$147,934,895	$123,055,431

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	September 30,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2014	(Level 1)	(Level 2)	2013	(Level 1)	(Level 2)
Assets
Cash and Cash Equivalents:
Money Market Funds	$29,522,105	$29,522,105	$—	$19,630,109	$19,630,109	$—
Sovereign Debt Securities	32,899,671	—	32,899,671	—	—	—
Corporate Debt Securities	30,432,525	2,037,003	28,395,522	88,648	88,648	—
Investments:
Sovereign Debt Securities	91,388,704	59,927,726	31,460,978	30,395,890	30,395,890	—
Corporate Debt Securities	162,931,304	88,437,027	74,494,277	25,239,905	19,110,709	6,129,196

Total Financial Assets	$347,174,309	$179,923,861	$167,250,448	$75,354,552	$69,225,356	$6,129,196

As of September 30, 2014, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date. As of September 30, 2014, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

In addition, as of September 30, 2014 and December 31, 2013, the Company had $73,847,387 and $66,677,156 of short-term investments, respectively, which consisted of time deposits. Those investments are accounted for at amortized cost which, as of September 30, 2014 and December 31, 2013, approximates their fair values.

As of September 30, 2014 and December 31, 2013, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, provisions and other liabilities. The convertible senior notes approximate their fair value as explained in Note 9 to these interim condensed consolidated financial statements. The rest of the loans payable and other financial liabilities approximate their fair value because the interest rate of the loans, are not materially different from market interest rate for similar instruments.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities (Continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of September 30, 2014 and December 31, 2013:

	Balances as of	Significant other	Balances as of	Significant other
	September 30,	observable inputs	December 31,	observable inputs
	2014	(Level 2)	2013	(Level 2)
Assets
Time Deposits	$73,847,387	73,847,387	$66,677,156	66,677,156
Accounts receivable	39,243,327	39,243,327	25,884,260	25,884,260
Credit Cards receivable	86,469,055	86,469,055	52,045,851	52,045,851
Prepaid expenses	5,878,124	5,878,124	3,836,081	3,836,081
Other assets	39,473,571	39,473,571	35,888,029	35,888,029

Total Assets	$244,911,464	$244,911,464	$184,331,377	$184,331,377

Liabilities
Accounts and funds payable	$59,144,112	$59,144,112	$34,405,333	$34,405,333
Funds payable to customers	161,300,868	161,300,868	129,038,663	129,038,663
Salaries and social security payable	18,319,275	18,319,275	15,863,028	15,863,028
Tax payable	22,351,350	22,351,350	17,854,110	17,854,110
Dividends payable	7,329,546	7,329,546	6,313,869	6,313,869
Loans payable and other financial liabilities	284,494,049	284,494,049	15,860,642	15,860,642
Other liabilities	8,489,069	8,489,069	3,699,109	3,699,109

Total Liabilities	$561,428,269	$561,428,269	$223,034,754	$223,034,754

As of September 30, 2014 and December 31, 2013, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities (Continued)

As of September 30, 2014 and December 31, 2013, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$29,558,471	$1,691	$(38,057)	$29,522,105
Sovereign Debt Securities	32,904,709	—	(5,038)	32,899,671
Corporate Debt Securities	30,441,226	9,658	(18,359)	30,432,525

Total Cash and cash equivalents	$92,904,406	$11,349	$(61,454)	$92,854,301

Short-term investments
Sovereign Debt Securities	$31,785,749	$2,099	$—	$31,787,848
Corporate Debt Securities	64,267,962	8,062	(67,667)	64,208,357

Total Short-term investments	$96,053,711	$10,161	$(67,667)	$95,996,205

Long-term investments
Sovereign Debt Securities	$59,587,289	$14,239	$(672)	$59,600,856
Corporate Debt Securities	98,840,856	21,207	(139,116)	98,722,947

Total Long-term investments	$158,428,145	$35,446	$(139,788)	$158,323,803

Total	$347,386,262	$56,956	$(268,909)	$347,174,309

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$19,631,550	$2,619	$(4,060)	$19,630,109
Corporate Debt Securities	88,640	8	—	88,648

Total Cash and cash equivalents	$19,720,190	$2,627	$(4,060)	$19,718,757

Short-term investments
Sovereign Debt Securities	$5,518,577	$1,616	$—	$5,520,193
Corporate Debt Securities	4,393,594	2,271	—	4,395,865

Total Short-term investments	$9,912,171	$3,887	$—	$9,916,058

Long-term investments
Sovereign Debt Securities	$24,881,440	$483	$(6,226)	$24,875,697
Corporate Debt Securities	20,804,125	59,437	(19,522)	20,844,040

Total Long-term investments	$45,685,565	$59,920	$(25,748)	$45,719,737

Total	$75,317,926	$66,434	$(29,808)	$75,354,552

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of September 30, 2014 and December 31, 2013.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6.	Fair value measurement of assets and liabilities (Continued)

As of September 30, 2014, the estimated fair values of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	188,850,506
One year to two years	82,690,971
Two years to three years	43,209,049
Three years to four years	20,424,039
Four years to five years	11,999,744
More than five years	—

Total	$347,174,309

7.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of September 30, 2014, the Company had established reserves for proceeding-related contingencies of $4,056,174 to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. In addition, as of September 30, 2014 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,435,042.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of September 30, 2014, there were 36 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 638 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2014, there were 90 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies.

As of September 30, 2014, 662 legal actions were pending in the Brazilian ordinary courts. In addition, as of September 30, 2014, there were 2,922 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

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

Litigation and Other Legal Matters (Continued)

their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of the Company’s website, based on Brazilian Industrial Property Law (Law 9,279/96). Vintage sought an order enjoining the sale of Diesel-branded clothing on the Company’s platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the approximate amount of $5,300 per defendant per day of non-compliance. The Company appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction failed, in March of 2007, Vintage presented petitions alleging the Company’s non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.5 million against the Company’s subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. Vintage appealed the decision of the State Court of Appeals of the State of São Paulo to the Brazilian Federal Superior Court of Justice. On July 3, 2014, Vintage appeal was denied by the Brazilian Federal Superior Court of Justice. On August 12, 2014, Vintage presented an interlocutory appeal to the Brazilian Federal Superior Court of Justice, seeking the Court to review its previous decision. On September 30, 2014 the Brazilian Federal Superior Court of Justice overruled Vintage’s appeal and Vintage did not appeal the decision, therefore the favorable ruling is confirmed. The case should be closed in the following days.

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

State of São Paulo Fraud Claim

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should be held liable for any fraud committed by sellers on the Brazilian version of the Company’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLibre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that the Brazilian subsidiary shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering the Brazilian subsidiary to remove from the Terms of Service of the Brazilian website any provision limiting the Company’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009 the Company presented recourse to the lower court, which was not granted. On September 29, 2009 the Company presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. The Company appealed the decision to the Brazilian Federal Superior Court of Justice. In the opinion of our management and its legal counsel the risk of loss is possible.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

7.	Commitments and Contingencies (Continued)

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these financial statements, the total amount of the claim is approximately $4.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 10.4 million or $4.2 million, according to the exchange rate at September 30, 2014, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of September 30, 2014, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$41 million or $16.7 million, according to the exchange rate at September 30, 2014. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 the Company presented its response to the mentioned defense. As of September 30, 2014, the lower court’s ruling was still pending.

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

Argentine Labor Union Claim

On September 29, 2014, the Argentina union of Commercial Labor Union “Federación Argentina de Empleados de Comercio y Servicios” (“Sindicato de Comercio” or the “Plaintiff”) filed a lawsuit against the Company’s Argentine subsidiary, MercadoLibre S.R.L. (“MercadoLibre” or the “Company”), in the First Instance National Court on Labor Matters Number Fifty Eight of Buenos Aires, Argentina (the “Court”). The Plaintiff seeks the payment of allegedly unpaid monthly obligations due for employees for the last 10 years, for AR$ 3.2M plus interests and legal expenses. The deadline to file the defense of MercadoLibre is actually suspended because the Company is trying to arrive to a settlement. As of the date of this report, according to the opinion of the Company’s management and its external legal counsel, the Company has recorded a provision for the amount that has been considered as a probable amount of settlement.

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

The following tables summarize the 2009, 2010, 2011, 2012, 2013 and 2014 LTRP accrued compensation expense for the nine and three-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
LTRP 2009	$44,500	$1,631,152	$483,550	$513,474
LTRP 2010	304,593	1,485,480	495,168	467,543
LTRP 2011	458,505	1,497,996	515,722	491,283
LTRP 2012	662,537	1,713,029	572,554	557,813
LTRP 2013	2,318,792	3,669,558	1,279,573	2,657,114
LTRP 2014	2,521,702	—	1,032,981	—

	$6,310,629	$9,997,215	$4,379,548	$4,687,227

9.	2.25% Convertible Senior Notes Due 2019

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

As of September 30, 2014, none of the conditions allowing holders of the Notes to convert had been met.

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

The following table presents the carrying amounts of the liability and equity components:

September 30, 2014
Amount of the equity component (1)	$45,807,685

2.25% convertible senior notes due 2019	$330,000,000
Unamortized debt discount (2)	(44,914,290)
Unamortized transaction costs related to the debt component	(6,808,444)
Contractual coupon interest accrual	1,856,250

Net carrying amount	$280,133,516

(1)	Net of $1,177,190 of transaction costs related to the equity component of the Notes.
(2)	As of September 30, 2014, the remaining period over which the unamortized debt discount will be amortized is 4.75 years.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

9.	2.25% Convertible Senior Notes Due 2019 (Continued)

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

Three-month period ended September 30, 2014
Contractual coupon interest expense	$1,856,250
Amortization of debt discount	2,070,585
Amortization of debt issuance costs	282,406

Total interest expense related to Notes	$4,209,241

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

10.	Cash Dividend Distribution (Continued)

On February 27, May 30 and August 5, 2014, the board of directors approved the first, second and third, respectively, 2014 quarterly cash dividend of $7,329,546 (or $0.166 per share) on our outstanding shares of common stock. These dividends have been paid on April 15, July 15 and October 15, 2014 to stockholders of record as of the close of business on March 31, June 30 and September 30, 2014, respectively.

Finally, on October 29, 2014, the board of directors declared the last 2014 quarterly cash dividend of $7,329,546 (or $0.166 per share), payable to the holders of the Company’s shares of common stock. This quarterly cash dividend will be paid on January 15, 2015 to stockholders of record as of the close of business on December 31, 2014.

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

* * * *

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements regarding our future performance made or implied in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government regulation;

•	litigation and legal liability;

•	systems interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends;

•	security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations;

•	political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy and possible future currency devaluation and other changes to its exchange rate systems such as the Complementary System for the Administration of Foreign Currencies (“SICAD 1” and “SICAD 2”), the Argentine government’s default of certain government bonds and possible further devaluations of the Argentine peso, and changes to generally accepted accounting principles in the United States (“U.S. GAAP”).

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. The material risks and uncertainties (in addition to those referred to above and elsewhere in this report) that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 3, 2014, as updated by those described in “Item 1A — Risk Factors” in Part II of our Forms 10-Q for the quarters ended June 30 and March 31, 2014 and in other reports we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the nine and three-months periods ended September 30, 2014 and 2013;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three -month periods ended September 30, 2014 and 2013:

	Nine-month Periods Ended September 30,		Three-month Periods Ended September 30,
(% of total consolidated net revenues) (*)	2014	2013	2014	2013

Brazil	49.1%	44.7%	52.8%	42.5%
Argentina	25.9	26.0	27.7	26.9
Venezuela	11.4	16.5	6.3	18.7
Mexico	6.9	7.0	6.7	6.6
Other Countries	6.7	5.8	6.5	5.3

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the nine and three -month periods ended September 30, 2014 and 2013:

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Net Revenues:
Brazil	$194.0	$151.1	$42.9	28.4%	$78.2	$52.3	$25.9	49.6%
Argentina	102.2	87.8	14.4	16.4	41.0	33.1	7.8	23.6
Venezuela	45.2	55.7	(10.5)	(18.9)	9.3	23.0	(13.7)	(59.7)
Mexico	27.3	23.8	3.5	14.9	9.9	8.1	1.7	21.0
Other Countries	26.5	19.6	6.9	35.1	9.7	6.5	3.2	48.7

Total Net Revenues	$395.2	$338.0	$57.2	16.9%	$147.9	$123.1	$24.9	20.2%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and the United States of America (“U.S.”)).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, real estate listings, motors listings, financing fees, off-platform payment fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the nine and three -month periods ended September 30, 2014 and 2013:

Consolidated net revenues by revenue stream	Nine-month Periods Ended September 30, (*)		Three-month Periods Ended September 30, (*)
	2014	2013	2014	2013

Marketplace	$271.9	$236.4	$96.9	$86.8
Non-Marketplace (**)	123.3	101.6	51.0	36.3

Total	$395.2	$338.0	$147.9	$123.1

(*)	The table above may not total due to rounding.
(**)	Includes, among other things, ad sales, real estate listings, financing fees, off platform payment fees and other ancillary services.

Revenues from MercadoLibre Marketplace transactions are generated from:

•	up-front fees; and

•	final value fees.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine and three-month periods ended September 30, 2014 and 2013, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. See — “Critical accounting policies and estimates — Foreign Currency Translation” for more information.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 6.8% and 7.4% of net revenues for the nine and three-month periods ended September 30, 2014 as compared to 6.1% and 6.2%, respectively, for the same periods in 2013. These increases were mainly in our Brazilian and Argentine subsidiaries.

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

As discussed above in section “Foreign Currency Translation — Venezuelan currency status”, as a consequence of an ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2 on May 16, 2014 we decided to start requesting U.S. dollars through the SICAD 2 mechanism and used the SICAD 2 exchange rate to re-measure the bolivar-denominated monetary assets and liabilities of Venezuelan subsidiaries, and the result of our Venezuelan operations in BsF, effective as of May 16, 2014.

In light of the current economic conditions in Venezuela, our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan operations, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of the foregoing. We currently own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current economic conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we have concluded that the carrying value of these two real estate properties will not be recoverable, we have recorded an impairment of long-lived assets of $49.5 million during May, 2014.

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

Under this system, known as the SITME (“Foreign Currency Security Transactions System”), entities domiciled in Venezuela could purchase U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital goods. We began using the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which were settled at 5.3 BsF per U.S. dollar.

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

As a consequence of our determination to obtain U.S. dollars through SICAD 2 and our continued lack of access to SICAD 1, we concluded that the SICAD 2 exchange rate should be used to re-measure the bolivar-denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the results of our Venezuelan operations in BsF, effective as of May 16, 2014. In connection with this re-measurement, we recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of June 30 and September 30, 2014, the SICAD 2 exchange rate was 49.98 and 49.99 BsF per U.S. dollar, respectively. The average exchange rate for the third and second quarter of 2014, after giving effect to our move to the SICAD 2 mechanism on May 16, 2014, was 49.98 and 17.82 BsF per U.S. dollar, respectively.

In light of the current economic conditions in Venezuela, our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan operations, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of the foregoing. We currently own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current economic conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we have concluded that the carrying value of these two real estate properties will not be recoverable, we have recorded an impairment of long-lived assets of $49.5 million during May, 2014.

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

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2014 and December 31, 2013 and net revenues for the nine-month periods ended September 30, 2014 and 2013:

	Nine-month periods ended September 30,
	2014	2013
Venezuelan operations	$45,184,278	$55,695,385
Net Revenues

	September 30, 2014	December 31, 2013

Assets	65,444,729	126,873,804
Liabilities	(38,504,273)	(62,437,338)

Net Assets	$26,940,456	$64,436,466

As of September 30, 2014, the net assets of our Venezuelan subsidiaries amount to approximately 7.9% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 2.3% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If our access to SICAD 2 becomes limited or terminated and an alternative source of exchange becomes widely available at a more unfavorable rate than the rate used to re-measure the net monetary assets and non-U.S. dollar denominated operations of our Venezuelan subsidiaries and we decided to use that alternative mechanism, our results of operations and earnings would be negatively impacted, and we cannot assure you that the impact would not be material. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

Despite the current difficult macroeconomic environment in Venezuela, we continue actively managing, through our Venezuelan subsidiaries, our investment in Venezuela. Despite the current operating, political and economic conditions and certain other factors in Venezuela, we currently plan to continue supporting our business in Venezuela in the long run.

In November 2013, the Venezuelan Congress approved the new Law of “Costs, Earnings, and Fair Profits” that authorizes Venezuelan government to restrict profit margins and the Venezuelan government has established a profit margin cap of 30% for the private sector. As of the date of this report, the implementing rules for this new law were not issue. We will assess the potential effects of this new law as the detailed provisions for its implementation are issued.

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

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased by approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets in Argentina decreased in $14.6 million with the related impact in Other Comprehensive Income and we recognized a foreign currency gain of $4.6 million. As of September 30, 2014, the Argentinean Peso exchange rate was $8.43 per U.S. dollar.

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

As discussed below in section “Foreign Currency Translation — Venezuelan currency status”, as a consequence of an ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2 on May 16, 2014 we decided to start requesting U.S. dollars through the SICAD 2 mechanism and used the SICAD 2 exchange rate to re-measure the bolivar-denominated monetary assets and liabilities of Venezuelan subsidiaries, and the result of our Venezuelan operations in BsF, effective as of May 16, 2014.

In light of the current economic conditions in Venezuela, our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan operations, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of the foregoing. We currently own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current economic conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we have concluded that the carrying value of these two real estate properties will not be recoverable, we have recorded an impairment of long-lived assets of $49.5 million during May, 2014.

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

In connection with the issuance of the Notes, we paid approximately $19.7 million to enter into capped call transactions with respect to shares of our common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per share of common stock, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.81 per share of common stock.

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

Results of operations for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 and three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

The selected financial data for the nine and three-month periods ended September 30, 2014 and 2013 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014 or for any other period.

Statement of income data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2014 (*)	2013 (*)	2014 (*)	2013 (*)
	(Unaudited)		(Unaudited)
Net revenues	$395.2	$338.0	$147.9	$123.1

Cost of net revenues	(111.3)	(93.9)	(43.4)	(34.1)

Gross profit	283.9	244.1	104.5	88.9

Operating expenses:

Product and technology development	(37.6)	(31.2)	(13.6)	(12.1)
Sales and marketing	(78.2)	(67.3)	(29.4)	(24.2)
General and administrative	(43.3)	(44.1)	(14.4)	(15.3)
Impairment of Long-Lived Assets	(49.5)	—	—	—

Total operating expenses	(208.6)	(142.7)	(57.4)	(51.5)

Income from operations	75.2	101.4	47.1	37.4

Other income (expenses):
Interest income and other financial gains	11.0	8.4	4.4	2.8
Interest expense and other financial losses	(6.7)	(1.4)	(4.9)	(0.5)
Foreign currency (losses) / gains	(7.7)	(1.1)	5.2	1.6

Net income before income / asset tax expense	71.8	107.3	51.8	41.2

Income / asset tax expense	(33.3)	(30.6)	(18.1)	(12.1)

Net income	$38.5	$76.7	$33.8	$29.1

Less: Net Income / (loss) attributable to Noncontrolling	0.1	(0.1)	(0.0)	(0.1)

Net income attributable to Mercadolibre, Inc. shareholders	$38.4	$76.7	$33.8	$29.3

(*)	The table above may not total due to rounding.

Other Data

	Nine-Months Ended September 30,		Three-Months Ended September 30,
(In millions)	2014	2013	2014	2013

Number of confirmed registered users at end of the period [1]	115.2	95.0	115.2	95.0
Number of confirmed new registered users during the period [2]	15.7	13.5	5.6	4.8
Gross merchandise volume [3]	5,284.6	5,166.4	1,682.7	1,877.7
Number of items sold [4]	72.3	60.2	26.9	22.0
Total payment volume [5]	2,424.6	1,751.7	975.1	641.6
Total payment transactions [6]	32.0	22.5	12.5	8.4
Capital expenditures	57.1	79.3	8.4	38.0
Depreciation and amortization	12.3	8.6	4.8	3.1

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total Net Revenues	$395.2	$338.0	$57.2	16.9%	$147.9	$123.1	$24.9	20.2%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Consolidated Net Revenues by revenue stream	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (**)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (**)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$127.6	$102.8	$24.8	24.2%	$49.0	$35.6	$13.4	37.7%
Non-Marketplace	66.4	48.3	18.0	37.3%	29.2	16.7	12.5	75.0%

	194.0	151.1	42.9	28.4%	78.2	52.3	25.9	49.6%

Argentina
Marketplace	$69.4	$58.1	$11.3	19.5%	$28.1	$22.2	$5.9	26.7%
Non-Marketplace	32.7	29.6	3.1	10.5%	12.8	10.9	1.9	17.3%

	102.2	87.8	14.4	16.4%	41.0	33.1	7.8	23.6%

Venezuela
Marketplace	$40.6	$44.2	$(3.5)	-8.0%	$8.4	$18.4	$(10.0)	-54.4%
Non-Marketplace	4.6	11.5	(7.0)	-60.5%	0.9	4.6	(3.7)	-80.6%

	45.2	55.7	(10.5)	-18.9%	9.3	23.0	(13.7)	-59.7%

Mexico
Marketplace	$18.7	$17.8	$1.0	5.5%	$6.4	$6.0	$0.4	6.7%
Non-Marketplace	8.6	6.0	2.6	42.9%	3.5	2.2	1.3	60.2%

	27.3	23.8	3.5	14.9%	9.9	8.1	1.7	21.0%

Other countries
Marketplace	$15.4	$13.5	$1.9	14.0%	$5.1	$4.6	$0.5	9.8%
Non-Marketplace	11.1	6.1	5.0	82.3%	4.6	1.9	2.7	144.7%

	26.5	19.6	6.9	35.1%	9.7	6.5	3.2	48.7%

Consolidated
Marketplace	$271.9	$236.4	$35.5	15.0%	$96.9	$86.8	$10.2	11.7%
Non-Marketplace (*)	123.3	101.6	21.7	21.4%	51.0	36.3	14.7	40.5%

Total	$395.2	$338.0	$57.2	16.9%	$147.9	$123.1	$24.9	20.2%

(*)	Includes, among other things, ad sales, real estate, motors, financing fees, off-platform payment fees and other ancillary services.
(**)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the nine and three-month periods ended September 30, 2014 and 2013, increased across all geographic segments, except for our Venezuelan business.

Brazil

Marketplace revenue in Brazil grew 24.2% in the nine-month period ended September 30, 2014 as compared to the same period in 2013. The growth was primarily a consequence of an increase in local currency volume of 12.9% and 18.9% increase in our take rate, which we defined as net revenues as a percentage off gross merchandise volume. Those increases were partially offset by a local currency devaluation of 8.1%. The Non-Marketplace business grew 37.3%, an $18.0 million increase, during the same period, mainly driven by an increase in shipping revenues and an increase in the volume of financing transactions offered to our users.

For the three-month period ended September 30, 2014, marketplace revenue of our Brazilian segment grew by 37.7% when compared to the same period in 2013. The increase in our Brazilian marketplace revenue was mainly a consequence of a 22.9% increase in our take rate and an 11.3% increase in local currency volume. The Non-Marketplace business grew by 75.0%, a $12.5 million increase, during the same period, mainly driven by an increase in shipping revenues and an increase in the volume of financing transactions offered to our users.

Argentina

Marketplace revenues of our Argentine segment increased 19.5% for the nine-month period ended September 30, 2014 as compared to the same period in 2013, mainly due to a 62.6% increase in local currency volume, which was substantially offset by a 51.4% devaluation of the Argentine peso. The Non-Marketplace business grew 10.5%, a $3.1 million increase, during the same period mainly driven by an increase in the volume of financing transactions offered to our users and in off-platform fees, partially offset by a decrease in the volume of motors and real estate listings.

For the three-month period ended September 30, 2014, marketplace revenues of our Argentine segment grew 26.7% as compared to the same period in 2013, mainly as a consequence of a 66.7% increase in local currency volume, which was partially offset by a 48.5% devaluation of the Argentine peso. The Non-Marketplace business grew 17.3%, a $1.9 million increase, during the same period mainly driven by an increase in the volume of financing transactions offered to our users and in off-platform fees, partially offset by a decrease in the volume of motors and real estate listings.

Venezuela

Marketplace revenues of our Venezuelan segment during the nine-month period ended September 30, 2014 decreased by approximately 8.0% when compared to the same period in 2013, mainly due to a 362.0% local currency devaluation (see section “Foreign Currency Translation — Venezuelan currency status”), partially offset by a 224.0% increase in local currency volume and a 31.2% increase in our take rate as a consequence of changes in certain caps that we applied to our fees for marketplace transactions. The Non-Marketplace business decreased 60.5%, or $7.0 million during the same period, mainly by the devaluation mentioned above.

For the three-month period ended September 30, 2014, marketplace revenues of our Venezuelan segment decreased by approximately 54.4%, mainly driven by a local currency devaluation of 693.3%, which was partially offset by a 234.9% increase in local currency volume. The Non-Marketplace business decreased 80.6% or $3.7 million during the same period mainly by the devaluation mentioned above.

Mexico

Marketplace revenue in Mexico grew 5.5% during the nine-month period ended September 30, 2014 as compared to the same period of 2013. The increase in our Mexican marketplace revenues primarily reflects an 11.3% increase in our take rate as a consequence of changes in certain caps that we applied to our fees for marketplace transactions, partially offset by a 3.4% devaluation of the local currency. The Non-Marketplace business grew 42.9%, a $2.6 million increase, during the same period, driven by an increase in the volume of real estate listings, which was largely a consequence of our second quarter 2014 acquisition of Guia de Inmuebles.com, a website that operates an online classified advertisements platform dedicated to the sale of real estate in Mexico.

For the three-month period ended September 30, 2014, marketplace revenues of our Mexican segment increased by approximately 6.7% when compared to the same period in 2013, mainly driven by a 9.4% increase in our take rate due to changes in certain caps that we applied to our fees for marketplace transactions. The Non-Marketplace business grew 60.2%, a $1.3 million increase, during the same period, driven by an increase in real estate listings, which was largely a consequence of our second quarter of 2014 acquisition of Guia de Inmuebles.com, a website that operates an online classified advertisements platform dedicated to the sale of real estate in Mexico.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2014
Net revenues	$115.4	$131.8	$147.9	n/a
Percent change from prior quarter	-14%	14%	12%
2013
Net revenues	$102.7	$112.2	$123.1	$134.6
Percent change from prior quarter	-1%	9%	10%	9%
2012
Net revenues	$83.7	$88.8	$97.3	$103.8
Percent change from prior quarter	-3%	6%	9%	7%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the nine and three-month periods ended September 30, 2014 as compared to the same period in 2013:

(% of revenue growth in Local Currency)	Changes from 2013 to 2014 (*)
	Nine months	Three months

Brazil	38.3%	48.8%
Argentina	76.2%	83.7%
Venezuela	175.9%	219.9%
Mexico	18.8%	22.9%
Other Countries	48.1%	59.3%
Total Consolidated	69.4%	89.0%

(*)	The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2013 and applying them to the corresponding months in 2014, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the significant increase in our net revenues is mainly due to higher average selling prices posted by sellers during the three and nine-month periods ended September 30, 2014, which we do not control. The increase in average selling prices is a consequence of: (i) an approximately 57% of inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our marketplace.

In the case of Argentina, we have not observed material differences between the rate of inflation and the rate of currency devaluation of the Argentinean Peso against the U.S. dollar during the nine and three- month periods ended September 30, 2014 as compared to the same period of 2013.

Cost of net revenues

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total cost of net revenues	$111.3	$93.9	$17.4	18.6%	$43.4	$34.1	$9.3	27.1%

As a percentage of net revenues (*)	28.2%	27.8%			29.3%	27.7%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013, the increase of $17.4 million in cost of net revenues was primarily attributable to an increase in collection fees from our Argentine and Brazilian operations amounting to $13.0 million, or 31.9%, as a result of the higher penetration of Mercado Pago in those countries. For the nine month period ended September 30, 2014, Total Payments Value (TPV) represents 45.9% of our total Gross Merchandise Volume (GMV) (excluding motor vehicles, vessels, aircraft and real estate) as compared to 33.9% for the nine-month period ended September 30, 2013. In addition, the increase in cost of net revenues during this period was also impacted by an increase in sales taxes amounting to $6.3 million, mainly related to our Argentine and Brazilian operations and an increase of $0.8 million in hosting costs, partially offset by a decrease in certain banking tax related costs in Argentina of $2.8 million, in fraud prevention costs of $1.3 million.

For the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013, the increase of $9.3 million in cost of net revenues was primarily attributable to an increase in collection fees amounting to $5.9 million, or 38.8%, from our Argentine and Brazilian operations as a result of the higher penetration of Mercado Pago. For the three months ended September 30, 2014, total TPV represents 57.9% of our total GMV (excluding motor vehicles, vessels, aircraft and real estate) as compared to 34.2% for the three-month period ended September 30, 2013. In addition, the increase in cost of net revenues was a consequence of an increase in sales taxes amounting to $3.3 million, mainly related to our Argentine and Brazilian operations and an increase in salaries and wages of $1.1 million, partially offset by a decrease in certain banking tax related costs in Argentina of $1.2 million.

Product and technology development

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Product and technology development	$37.6	$31.2	$6.4	20.4%	$13.6	$12.1	$1.5	12.4%

As a percentage of net revenues (*)	9.5%	9.2%			9.2%	9.8%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2014, the increase in product and technology development expenses as compared to the same period in 2013 amounted to $6.4 million or 20.4%. The increase was primarily attributable to: i) a $2.0 million increase in communication and maintenance expenses; ii) an increase in depreciation and amortization expenses of $2.6 million, and iii) an increase in salaries and wages of $1.2 million.

For the three-month period ended September 30, 2014, the increase in product and technology development expenses as compared to the same period in 2013 amounted to $1.5 million or 12.4%. The increase was primarily attributable to: i) an increase in salaries and wages of $1.1 million; and ii) depreciation and amortization expenses of $0.9 million. These increases were partially offset by a decrease of $0.5 million in other product development expenses. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Sales and marketing	$78.2	$67.3	$10.9	16.2%	$29.4	$24.2	$5.2	21.6%

As a percentage of net revenues (*)	19.8%	19.9%			19.9%	19.6%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2014, the $10.9 million increase in sales and marketing expenses when compared to the same period in 2013 was primarily attributable to: i) an increase in expenses related to on-line portal deals expenses of $8.8 million, or 55.1%, as compared to the same period of 2013; ii) a $2.8 million increase in expenses related to our buyer protection program; iii) an increase in bad debt of $2.6 million, which represented 4.1% of our net revenues for the nine month period ended September 30, 2014 as compared to 4.0% for the nine month period ended September 30, 2013; and iv) a $1.3 million increase in salaries and wages. These increases were offset by a decrease of $5.3 million in off-line marketing expenses.

For the three-month period ended September 30, 2014, the $5.2 million increase in sales and marketing expenses when compared to the same period in 2013 was primarily attributable to: i) an increase in on-line portal deals expenses of $5.4 million, or 105.7%, as compared to the same period of 2013; and ii) a $1.8 million increase in expenses related to our buyer protection program. These increases were partially offset by a decrease of $0.7 million in off-line marketing expenses and a $0.6 million decrease in bad debt which represented 3.0% of our net revenues for the three month period ended September 30, 2014, as compared to 4.2% for the three month period ended September 30, 2013 and a $0.4 million decrease in other marketing expenses.

General and administrative

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

General and administrative	$43.3	$44.1	$(0.8)	-1.8%	$14.4	$15.3	$(0.9)	-5.6%

As a percentage of net revenues (*)	11.0%	13.1%			9.7%	12.4%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2014, the $0.8 million decrease in general and administrative expenses when compared to the same period in 2013 was primarily attributable to i) a $1.7 million decrease in salaries and wages related to lower LTRP compensation costs as a result of a lower fair market value of our shares; and ii) a $2.1 million gain in our Argentine subsidiary related to the recovery of certain tax credits that had been written off during the first quarter of 2014 in connection with the expiration of an Argentine software development law. These decreases were partially offset by an increase of $0.4 million in office expenses; a $1.4 million increase in depreciation and amortization expenses; a $0.9 million increase in tax and other fees; and a $1.9 million increase in other general and administrative expenses.

For the three-month period ended September 30, 2014, the $0.9 million decrease in general and administrative expenses when compared to the same period in 2013 was primarily attributable to a $2.8 million decrease in other general and administrative expenses mainly related with the recovery of the tax credits written off during the first quarter 2014; partially offset by a $0.9 million increase in depreciation and amortization expenses and a $0.7 million increase in salaries and wages.

Impairment of Long-Lived assets

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Impairment of Long-Lived Assets	$49.5	$—	$49.5	100.0%	$—	$—	$—	0.0%

As a percentage of net revenues (*)	12.5%	0.0%			0.0%	0.0%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine month period ended September 30, 2014 when compared with the same period in 2013, the $49.5 million increase was attributable to impairment of two office spaces located in Caracas, Venezuela recorded during the second quarter of 2014 in our Venezuelan subsidiaries.

Other income / (expense), net

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Other income / (expense), net	$(3.4)	$5.9	$(9.3)	-157.9%	$4.7	$3.8	$0.8	22.1%

As a percentage of net revenues	-0.9%	1.7%			3.2%	3.1%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2014, the $9.3 million decrease in other income / (expense), net when compared to the same period in 2013, was primarily attributable to a consolidated foreign exchange loss of $7.7 million in 2014 as compared to a $1.1 million loss in the same period in 2013. The foreign exchange loss in Venezuela increased $10.4 million (related to the use of the SICAD 1 exchange rate from January 24 to May 15, 2014 and the use of SICAD 2 exchange rate from May 16, 2014 to September 30, 2014). This increase was partially offset by a $1.7 million increase in foreign exchange gain in Argentina and a $1.9 million increase in foreign exchange gain in Brazil. Additionally, interest income increased $2.6 million and interest expense increased by $5.3 million due to the Convertible Notes issue on June 30, 2014.

For the three-month period ended September 30, 2014, the $0.8 million increase in other income / (expense), net when compared to the same period in 2013, was related to a foreign exchange gain of $5.2 million in 2014 as compared to a $1.6 million gain in the same period of 2013. The foreign exchange gain in Brazil increased $4.9. This increase was partially offset by a $0.9 million decrease in foreign exchange gain in Argentina. Additionally, during the three-month period ended September 30, 2014, interest income increased $ 1.6 million and interest expense increased by $4.4 million as compared to the same period in 2013 due to the Convertible Notes issue on June 30, 2014.

Income and asset tax

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)		Three-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Income and asset tax	$33.3	$30.6	$2.7	8.9%	$18.1	$12.1	$6.0	49.6%

As a percentage of net revenues (*)	8.4%	9.1%			12.2%	9.8%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the nine and three-month periods ended September 30, 2014 as compared to the same periods in 2013, income and asset tax increased by $2.7 million and $6.0 million, respectively, mainly as a consequence of an increase in taxable income and permanent differences period over period.

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

The following table summarizes our blended and effective tax rates for the nine and three-month periods ended September 30, 2014 and 2013:

	Nine-month Periods Ended September 30,		Three-month Periods Ended September 30,
	2014	2013	2014	2013

Blended tax rate	46.4%	28.5%	34.9%	29.3%
Effective tax rate	68.7%	31.1%	37.1%	31.3%

Our blended and effective tax rates for the nine-month period ended September 30, 2014 increased significantly as compared to the same period in 2013 due to a significant reduction in net income before tax as resulting from the losses recorded in our Venezuelan subsidiaries during the second quarter of 2014 related to the impairment of long-lived assets and the devaluation of the BsF net asset position in January and May 2014. Such losses are non-deductible for tax purposes.

The increase in our blended and effective tax rate for the three-month periods ended September 30, 2014 as compared to the same period in 2013 is related to the expiration of the software development law in Argentina during September. Also, by our convertible bond’s financial expenses, which are only deductible in the U.S., where we do not generate significant revenues and finally by a higher proportion of pre-tax income coming from Brazil which has a higher tax rate than other countries.

The following table sets forth our effective income tax rate related to our main locations for the nine and three-month periods ended September 30, 2014 and 2013:

	Nine-month Periods Ended September 30,		Three-month Periods Ended September 30,
	2014	2013	2014	2013

Effective tax rate by country

Argentina	26.3%	18.2%	24.7%	18.6%
Brazil	34.9%	33.6%	32.7%	31.4%
Mexico	20.1%	31.0%	17.9%	27.3%
Venezuela	-29.7%	45.4%	47.3%	43.3%

Our Argentine subsidiary was a beneficiary of a software development law that granted it relief of 60% of total income tax determined up to September 2014. Mainly for that reason, our Argentine operation’s effective income tax rate for the three and nine-month periods ended September 30, 2014 and 2013 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher; however, in that case, we would have pursued an alternative tax planning strategy. On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree related to this law was issued, which established the new requirement for becoming a beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law. During May 2014, we presented all the required documentation in order to apply for the new software development law. At the date of this report, the Industry Secretary resolution which approves the company’s application is still pending.

If we are successful in being admitted as beneficiaries under the new law, the current income tax relief would be reduced, but it is currently estimated that the Argentine effective income tax rate would still be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The increase in our Argentine operation’s effective income tax rate for the nine and three-month periods ended September, 2014 as compared to the same period in 2013 is due to the current income tax holiday that expired in September 2014 and we expect that we will not benefit from any income tax holiday during last quarter of 2014. In addition, the increase in our Argentine operation’s effective income tax is a consequence of higher temporary tax differences.

The increase in our Brazilian effective income tax rate for the nine and three-month periods ended September 30, 2014 as compared to the same periods in 2013 was mainly related to an increase in accounting provisions, which are non-deductible for tax purposes during 2014.

For the nine and three-month periods ended September 30, 2014, our Mexican effective income tax rate was lower than the local statutory rate of 30% due to the consumption of tax losses arising in prior years, which generates lower provisions for income tax. For the three-month period ended September 30, 2013, our Mexican effective income tax rate was lower than the local statutory rate of 30% mainly as a result of changes in temporary and permanent tax differences. For the nine-month period ended September 30, 2013, our Mexican effective income tax rate was higher than the local statutory rate of 30% mainly as a result of changes in temporary tax differences.

For the nine-month period ended September 30, 2014, our Venezuelan negative effective income tax rate was driven by losses recorded during the second quarter of 2014 in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange loss, which generated a net loss before income tax. Such losses are non-deductible for tax purposes and consequently, we recorded an income tax charge even though we generated a net loss before income tax. For the three-month period ended September 30, 2014, our Venezuelan effective income tax rate was significantly higher than the local statutory rate of 34%, mainly as a consequence of permanent tax differences which are non-deductible for U.S. GAAP reporting purposes. For the nine-month period ended September 30, 2013, our Venezuela effective income tax rate was significantly higher than the local statutory rate due to: i) the impact of the devaluation of the BsF. in February 2013, which is considered a permanent difference for U.S. GAAP reporting purposes, and ii) temporary and permanent tax differences. For the three-month period ended September 30, 2013, our Venezuelan effective income tax rate was significantly higher than the local statutory rate of 34%, mainly as a consequence of temporary and permanent tax differences.

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

	Nine-month Periods Ended September 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$194.0	$102.2	$27.3	$45.2	$26.5	$395.2
Direct costs	(111.5)	(54.9)	(17.0)	(13.1)	(14.5)	(211.1)
Impairment of Long-Lived Assets	—	—	—	(49.5)	—	(49.5)

Direct contribution	82.5	47.3	10.3	(17.4)	12.0	134.6

Margin	42.5%	46.3%	37.9%	-38.6%	45.2%	34.1%

	Nine-month Periods Ended September 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$151.1	$87.8	$23.8	$55.7	$19.6	$338.0
Direct costs	(89.2)	(48.1)	(14.4)	(20.4)	(8.9)	(181.0)

Direct contribution	61.9	39.7	9.4	35.3	10.7	157.0

Margin	41.0%	45.2%	39.6%	63.4%	54.4%	46.4%

	Change from the Nine-month Periods Ended September 30, 2013 to September 30, 2014 (*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
	$42.9	$14.4	$3.5	$(10.5)	$6.9	$57.2
	28.4%	16.4%	14.9%	-18.9%	35.1%	16.9%
Direct costs
	$(22.3)	$(6.8)	$(2.6)	$7.3	$(5.6)	$(30.1)
	25.0%	14.2%	18.2%	-35.7%	62.4%	16.6%
Impairment of Long-Lived Assets
	$—	$—	$—	$(49.5)	$—	$(49.5)
	0.0%	0.0%	0.0%	100.0%	0.0%	100.0%
Direct contribution
	$20.6	$7.6	$0.9	$(52.7)	$1.3	$(22.3)
	33.2%	19.1%	9.9%	-149.4%	12.2%	-14.2%

	Three-month Periods Ended September 30, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$78.2	$41.0	$9.9	$9.3	$9.7	$147.9
Direct costs	(43.2)	(20.4)	(6.7)	(2.6)	(5.6)	(78.5)

Direct contribution	35.0	20.6	3.2	6.6	4.0	69.4

Margin	44.7%	50.2%	32.3%	71.7%	41.7%	46.9%

	Three-month Periods Ended September 30, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total

Net revenues	$52.3	$33.1	$8.1	$23.0	$6.5	$123.1
Direct costs	(30.4)	(18.4)	(5.1)	(7.9)	(2.9)	(64.7)

Direct contribution	21.9	14.8	3.0	15.1	3.6	58.4

Margin	41.9%	44.5%	37.2%	65.6%	56.0%	47.4%

	Change from the three-month Periods Ended September 30, 2013 to September 30, 2014 (*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
	25.9	7.8	1.7	(13.7)	3.2	24.9
	49.6%	23.6%	21.0%	-59.7%	48.7%	20.2%
Direct costs
	(12.8)	(2.0)	(1.6)	5.3	(2.8)	(13.9)
	42.2%	10.9%	30.5%	-66.8%	96.9%	21.5%
Direct contribution
	13.1	5.8	0.1	(8.4)	0.4	11.0
	59.8%	39.4%	4.8%	-55.9%	10.9%	18.8%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the nine and three-month periods ended September 30, 2014 as compared to the same periods in 2013, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the nine-month period ended September 30, 2014 as compared to the same period in 2013, direct costs increased by 25.0%, mainly driven by: i) a 26.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of Mercado Pago business and sales tax costs, partially offset by a decrease in our site operation expenses; ii) a 32.1% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, salaries and wages and in buyer protection program expenses and other marketing expenses, partially offset by a decrease in off-line marketing expenses and chargebacks; iii) a 70.3% increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses; and iv) a 0.7% decrease in general and administrative expenses, mainly attributable to a decrease in legal fees.

For the three-month period ended September 30, 2014 as compared to the same period in 2013, direct costs increased by 42.2%, mainly driven by: i) a 49.6% increase in cost of net revenues, mainly attributable to an increase in collection fees, sale tax costs and salaries and wages; ii) a 39.1% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, salaries and wages and buyer protection program expenses, partially offset by decreases in off-line marketing expenses and bad debt; iii) a 71.6% increase in product and technology development expenses, mainly due to an increase in salaries and wages and depreciation and amortization expenses; and iv) a 19.7% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, taxes and other fees, partially offset by a decrease in other general and administrative expenses.

Argentina

For the nine-month period ended September 30, 2014 as compared to the same period in 2013, direct costs increased by 14.2%, mainly driven by: i) a 18.7% increase in cost of net revenues, mainly attributable to an increase in collection fees, customer support costs, sales taxes and in certain banking tax related costs; ii) a 15.7% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, bad debt and chargebacks, partially offset by off-line marketing expenses and salaries and wages; and iii) a 24.9% decrease in general and administrative expenses, which was primarily attributable to a decrease in salaries and wages.

For the three-month period ended September 30, 2014 as compared to the same period in 2013, direct costs increased by 10.9%, mainly driven by: i) a 23.4% increase in cost of net revenues, mainly attributable to an increase in collection fees, customer support costs, sales tax costs and in certain banking tax related costs; ii) a 35.8% increase in sales and marketing expenses, mainly due to an increase in on-line and off-line marketing expenses and bad debt, partially offset by a decrease in chargebacks and salaries and wages; and iii) a 273.7% decrease in general and administrative expenses, primarily due to the recovery of $2.1 million of certain tax credits that had been written off during the first quarter of 2014 in connection with the software development law.

Mexico

For the nine-month period ended September 30, 2014 as compared to the same period in 2013, direct costs increased by 18.2%, mainly driven by: i) a 24.8% increase in cost of net revenues that was mainly attributable to an increase in collection fees, customer support fees and other costs; ii) a 11.0% increase in sales and marketing expenses attributable to an increase in on-line marketing expenses, bad debt, buyer protection program expenses, salaries and wages, and other marketing expenses; partially offset by a decrease in off-line expenses and chargebacks; iii) an 84.1% increase in product and technology development expenses, primary attributable to an increase in salaries and wages and depreciation and amortization expenses and; iv) a 27.4% increase in general and administrative expenses, mainly due to an increase in salaries and wages, office expenses and legal fees.

For the three-month period ended September 30, 2014 as compared to the same period in 2013, direct costs increased by 30.5%, mainly driven by: i) a 33.3% increase in cost of net revenues that was mainly attributable to an increase in collection fees, customer support fees and other costs, partially compensated by a decrease in our site operations costs; ii) a 28.5% increase in sales and marketing expenses attributable to an increase in on-line marketing expenses, bad debt and salaries and wages, partially offset by an increase in off-line marketing expenses; iii) a 34.8% increase in product and technology development expenses, primary attributable to an increase in salaries and wages and depreciation and amortization expenses and; iv) a 33.6% increase in general and administrative expenses, mainly due to an increase in office expenses and salaries and wages.

Venezuela

During second quarter of 2014, we recorded an impairment of long-lived assets of $49.5 million in our Venezuelan subsidiaries. As a consequence of this loss, the direct contribution of this segment decrease significantly during the nine month period ended September 30, 2014 as compared to the same period in 2013.

For the nine-month period ended September 30, 2014 as compared to the same period in 2013, the increase in impairment of long-lived assets was partially offset by: i) a 33.5% decrease in cost of net revenues that was mainly attributable to a decrease in customer support fees, partially compensated by an increase in collection fees; ii) a 39.3% decrease in sales and marketing expenses that was mainly attributable to a decrease in off-line marketing expenses, salaries and wages and other marketing expenses and; iii) a 13.3% decrease in product and technology development expenses attributable to a decrease in salaries and wages, partially offset by an increase in depreciation and amortization expenses and other maintenance expenses.

For the three-month period ended September 30, 2014 as compared to the same period in 2013, direct costs decreased by 66.8%, mainly driven by: i) a 62.7% decrease in cost of net revenues that was mainly attributable to a decrease in customer support fees and in collection fees; ii) a 72.0% decrease in sales and marketing expenses mainly due to a decrease in salaries and wages; iii) a 79.3% decrease in product and technology development expenses attributable to a decrease in salaries and wages; and iv) a 57.4% decrease in general and administrative expenses, mainly attributable to a decrease in salaries and wages, legal and tax and other services fees, and other general and administrative expenses, partially offset by higher depreciation and amortization expenses.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interests payments on our recently issued Convertible Notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. As discussed above under “Critical accounting policies and estimates” we issued on June 30, 2014, $330 million principal balance of Convertible Notes for net proceeds to us of approximately $321.7 million. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables and through cash advances derived from our business.

At September 30, 2014, our main source of liquidity, amounting to $407.3 million of cash and cash equivalents and short-term investments and $158.8 million of long-term investments has been provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of September 30, 2014 cash and investments of foreign subsidiaries amounted to $248.6 million, or 43.9% of our consolidated cash and investments, and approximately 31.0% of our consolidated cash and investments are held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month period ended September 30, 2014 and 2013:

	Nine-month Periods Ended September 30,(*)
(In millions)	2014	2013

Net cash provided by / (used in):
Operating activities	$138.4	$122.8
Investing activities	(271.6)	(78.4)
Financing activities	276.1	(4.9)
Effect of exchange rates on cash and cash equivalents	(45.6)	(12.9)

Net increase in cash and cash equivalents	$97.2	$26.6

(*)	The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by:

Operating activities	$138.4	$122.8	$15.6	12.7%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $15.6 million increase in net cash provided by operating activities during the nine-month period ended September 30, 2014, as compared to the same period in 2013, was primarily driven by a $56.6 million increase in accounts payable and accrued expenses, a $15.9 million increase in MercadoPago working capital; and a $49.5 million non-cash loss as a consequence of the impairment of long-lived assets recorded in our Venezuelan subsidiaries. These increases in operating cash flow were partially offset by: i) a $61.1 million increase in accounts receivables and credit card receivables; ii) a $12.5 million increase in deferred income taxes and; iii) a decrease in net income of $38.3 million.

Net cash used in investing activities

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Cash used in:

Investing activities	$(271.6)	$(78.4)	$(193.3)	246.6%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the nine-month period ended September 30, 2014 resulted mainly from purchases of investments of $1,713.5 million partially offset by proceeds from the sale and maturity of investments of $1,499.0 million, as part of our financial strategy. We used $0.5 million in the purchase of intangible assets, $24.4 million in the purchase of property, plant and equipment and $32.1 million to fund the acquisition of Portal Inmobiliario and Guia de Inmuebles.com.

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

Net cash provided by (used in) financing activities

	Nine-month Periods Ended September 30,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)

Net Cash provided by / (used in):

Financing activities	$276.1	$(4.9)	$281.0	-5703.9%

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2014, we received $ 321.9 million from the issuance of the Convertible Notes. Additionally, we used $19.7 million for the purchase of the Convertible Note capped call. We used $20.9 million to fund cash dividends paid on January 15, April 15, and July 15, 2014 and $ 1.9 for the repurchase of common stock.

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

As of September 30, 2014, none of the conditions allowing holders of the Notes to convert their notes had been met.

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

For the nine and three-month periods ended September 30, 2014, the total interest expense recognized for the Convertible Notes amounted to $4.2 million.

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

Cash Dividends

On January 15, 2014, we paid the 2013 last quarterly cash dividend distribution of $6.3 million (or $0.143 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2013.

On February 27, May 30 and August 5, 2014, our board of directors approved the first, second and third, respectively, 2014 quarterly cash dividend of $7.3 million (or $0.166 per share) on our outstanding shares of common stock. These dividends have been paid on April 15, July 15 and October 15, 2014 to stockholders of record as of the close of business on March 31, June 30 and September 30, 2014, respectively.

Finally, on October 29, 2014, our board of directors declared the last 2014 quarterly cash dividend of $7.3 million (or $0.166 per share), payable to the holders of our outstanding shares of common stock. This quarterly cash dividend will be paid on January 15, 2015 to stockholders of record as of the close of business on December 31, 2014.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the nine-month periods ended September 30, 2014 and 2013 amounted to $57.1 million and $79.3 million, respectively.

During the nine months ended September 30, 2014 we invested $2.3 million and $0.9 million in our Argentine and Mexican offices respectively, and $16.3 million in Information Technology mainly in Argentina, Brazil and USA.

On October 9, 2014, we entered into a memorandum of understanding to acquire an office property located in Centro San Ignacio, La Castellana, Chacao, Caracas, Venezuela, for a total amount of BsF $170.6 million, or approximately $3.4 million. The price of the transaction is paid as follows: i) 50% of the price, or BF$ 85.3 was paid at the date of signing the memorandum of understanding; ii) 30% of the price, or BsF $ 51.2 million, was paid on October 20, 2014; and iii) the remaining 20% will be paid at the moment of transfer of the property ownership. At the date of this report, we have paid 80% of the purchase price.

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

Off-balance sheet arrangements

As of September 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact in our financial statements.

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

Reconciliation of Operating Cash Flows to Free Cash Flows

	Nine-month Periods Ended September 30,(*)		Three-month Periods Ended September 30,(*)
(In millions)	2014	2013	2014	2013

Net Cash provided by Operating Activities	$138.4	$122.8	$50.5	$63.7
Payment for acquired business, net of cash acquired	(32.1)	(3.2)	—	—
Purchase of intangible assets	(0.5)	—	1.4	—
Advance for fixed assets	—	(26.2)	—	(26.2)
Purchase of property and equipment	(24.4)	(49.9)	(9.8)	(11.8)

Free cash flow	81.3	43.5	42.1	25.7

(*)	The table above may not total due to rounding.

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela and the impairment of long-lived assets, because it may not be indicative of the ordinary course of our business. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela and the impairment of long-lived assets not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for the nine and three-month periods ended September 30, 2014. Additionally, we present these non-GAAP financial measures compared to the nine and three-month periods ended September 30, 2013:

	Nine-month periods ended (**)		Three-month periods ended (**)
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income before income / asset tax expense	$71.8	$107.3	$51.8	$29.1
Devaluation loss in Venezuela	17.7	6.4	—	—
Impairment of long-lived assets in Venezuela	49.5	—	—	—

Adjusted Net income before income / asset tax expense	$139.1	$113.7	$51.8	$29.1

Income and asset tax expense	$(33.3)	$(30.6)	$(18.1)	$(12.1)
Income tax effect on devaluation loss in Venezuela	(12.4)	(0.5)	—	— (1)

Adjusted Income and asset tax	$(45.8)	$(31.1)	$(18.1)	$(12.1)

Net Income	$38.5	$20.4	$33.8	$29.1
Devaluation loss in Venezuela	17.7	6.4	—	—
Impairment of long-lived assets in Venezuela	49.5	—	—	—
Income tax effect on devaluation loss in Venezuela	(12.4)	(0.5)	—	— (1)

Adjusted Net Income	$93.3	$26.3	$33.8	$29.1

Adjusted Blended Tax Rate	32.9%	26.3%	34.9%	26.3%

Weighted average of outstanding common shares	44,153,867	44,152,402	44,153,867	44,152,933
Adjusted Earnings per share	$2.11	$1.87	$0.76	$0.66

(**)	Stated in millions of U.S. dollars.
(1)	Income tax charge related to the Venezuela devaluation under local tax norms.

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

Foreign currencies

As of September 30, 2014, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in their local currencies. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary economy. As of September 30, 2014, the total cash and cash equivalents denominated in foreign currencies totaled $88.0 million, short-term investments denominated in foreign currencies totaled $101.2 million and accounts receivable and credit cards receivables in foreign currencies totaled $125.5 million. As of September 30, 2014, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of September 30, 2014, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $218.1 million and our U.S. dollar-denominated long-term investments totaled $158.8 million. For the nine-month period ended September 30, 2014, we had a consolidated loss on foreign currency of $7.7 million mainly as a result of the devaluation mainly in Venezuela (as a consequence of using SICAD 2 exchange rate and the lack of access to the SICAD 1 mechanism) which amounted to a loss of $16.5 million offset by a foreign exchange gain of the devaluation in Argentina in first quarter 2014, which amounted to a gain of $4.6 million. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 and three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013 — Other income, net” for more information).

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

The following table sets forth the percentage of consolidated net revenues by segment for the nine and three-month periods ended September 30, 2014 and 2013:

	Nine-month Periods Ended September 30,		Three-month Periods Ended September 30,
(% of total consolidated net revenues) (*)	2014	2013	2014	2013

Brazil	49.1%	44.7%	52.8%	42.5%
Argentina	25.9	26.0	27.7	26.9
Venezuela	11.4	16.5	6.3	18.7
Mexico	6.9	7.0	6.7	6.6
Other Countries	6.7	5.8	6.5	5.3

(*)	Percentages have been calculated using complete-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of September 30, 2014 and for the nine-month period then ended:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	438.7	395.2	359.6
Expenses	(355.0)	(319.9)	(291.3)

Income from operations	83.7	75.2	68.3

Other expenses and income tax related to P&L items	(32.9)	(29.1)	(27.0)
Foreign Currency impact related to the remeasurement of our Net Asset position	(11.4)	(7.7)	(4.6)

Net income	39.4	38.5	36.7

Less: Net Income attributable to Noncontrolling Interest	0.06	0.06	0.06

Net income attributable to MercadoLibre, Inc.	39.4	38.5	36.8

Total Shareholders’ Equity	329.7	340.8	307.1

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the nine-months ended September 30, 2014, we did not entered into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 became the accounting basis for those assets. As of September 30, 2014, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SICAD 2 closing exchange rate of 49.99 BsF per U.S. dollar. As of December 31, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was the official exchange rate of 6.30 BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of September 30, 2014 and December 31, 2013 and net revenues for the nine-month periods ended September 30, 2014 and 2013:

	Nine-month periods ended September 30,
	2014	2013
Venezuelan operations
Net Revenues	$45,184,278	$55,695,385

	September 30, 2014	December 31, 2013

Assets	65,444,729	126,873,804
Liabilities	(38,504,273)	(62,437,338)

Net Assets	$26,940,456	$64,436,466

As of September 30, 2014, the net assets of our Venezuelan subsidiaries amount to approximately 7.9% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 2.3% of our consolidated cash and investments.

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

As a consequence of our determination to obtain U.S. dollars through SICAD 2 and our continued lack of access to SICAD 1, we concluded that the SICAD 2 exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of our Venezuelan operations, effective as of May 16, 2014. In connection with this re-measurement, we recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of September 30, 2014, the SICAD 2 exchange rate was 49.99 BsF per U.S. dollar.

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

In light of the current economic conditions in Venezuela, our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan operations, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of this foregoing. We currently own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets as real estate market conditions improve. Because we have concluded that the carrying value of these two real estate properties will not be recoverable, we recorded an impairment of long-lived assets of $49.5 million during the second quarter of 2014.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming an exchange rate of 50 BsF per U.S. dollar, applied for the period starting on January 1, 2014 to September 30, 2014:

	Nine-month period ended September 30, 2014		Three-month period ended September 30, 2014
	Actual (*)	Sensitivity (**)	Actual (*)	Sensitivity (**)

Net revenues	$45,184,278	$18,990,666	$9,276,259	$9,272,167
Direct costs	$(13,121,682)	$(6,432,097)	$(2,629,794)	$(2,628,747)

Direct contribution before impairment of Long-lived assets	$32,062,596	$12,558,569	$6,646,465	$6,643,420
Direct Contribution Margin before impairment %	71.0%	66.1%	71.7%	71.6%
Long-lived assets impairment	$(49,495,686)	$(49,495,686)	$—	$—

Direct contribution after Long-lived assets impairment	$(17,433,090)	$(36,937,117)	$6,646,465	$6,643,420
Direct Contribution Margin after impairment %	-38.6%	-194.5%	71.7%	71.6%

(*)	As reported.
(**)	Computing a hypothetical devaluation of the Venezuelan segment from January 1 to September 30, 2014 (50 BsF per U.S. dollar).

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

Had a hypothetical devaluation of 10% of the Argentinean Peso against the U.S. dollar occurred on September 30, 2014, the reported net assets in our Argentine subsidiaries would have decreased by approximately $6.6 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $1.1 million in our Argentine subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of September 30, 2014, MercadoPago’s funds receivable from customers totaled $86.5 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2014, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 1.12%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of September 30, 2014 could decrease (increase) by approximately $4.1 million.

As of September 30, 2014, our short-term investments amounted to $169.8 million and our long-term investments amounted to $158.8 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

In order to receive an award under the 2013 and/or 2014 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013 and/or 2014 LTRP bonus, payable as follows:

•	the eligible employee will receive a fixed cash payment, common stock or a combination thereof, equal to 8.333% of his or her 2013 and/or 2014 LTRP bonus once a year for a period of six years starting in March 2014 and/or 2015 (the “2013 and 2014 Annual Fixed Payment, respectively”); and

•	on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “Variable Payment”) equal to the product of (i) 8.333% of the applicable 2013 and/or 2014 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 and 2013 Stock Price, defined as $79.57 and $118.48 for the 2013 and 2014 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012 and 2013, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

At September 30, 2014, the total contractual obligation fair value of our 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment LTRP liability amounted to $25.6 million. As of September 30, 2014, the accrued liability related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounted to $15.7 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%:

	As of September 30, 2014
	MercadoLibre, Inc Equity Price	2009, 2010, 2011, 2012, 2013 and 2014 variable LTRP liability
(In US dollars)
Change in equity price in percentage

40%	146.47	35,906,174
30%	136.01	33,341,448
20%	125.55	30,776,721
10%	115.08	28,211,994
Static (*)	104.62	25,647,267
-10%	94.16	23,082,541
-20%	83.70	20,517,814
-30%	73.24	17,953,087
-40%	62.77	15,388,360

(*)	Average closing stock price for the last 60 trading days of the closing date.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2014, our total reserves for proceeding-related contingencies were approximately $4.1 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against us. We do not reserve for losses we determine to be possible or remote.

As of September 30, 2014, there were 662 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of September 30, 2014, there were 2,922 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

As of September 30, 2014, there were 36 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 638 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2014, there were 90 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies.

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

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our website, pursuant to the Brazilian Industrial Property Law. Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the amount of approximately $5,300 per defendant per day of non-compliance. We appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction was overturned, in March of 2007, in June 26 and 27, 2007, Vintage presented petitions alleging our non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.5 million against our subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and we appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. Vintage appealed the decision of the State Court of Appeals of the State of São Paulo to the Brazilian Federal Superior Court of Justice. On July 3, 2014, Vintage´s appeal was denied by the Brazilian Federal Superior Court of Justice. On August 12, 2014, Vintage presented an interlocutory appeal to the Brazilian Federal Superior Court of Justice, seeking the Court to review its previous decision. On September 30, 2014 the Brazilian Federal Superior Court of Justice overruled Vintage’s appeal and Vintage did not appeal the decision, therefore the favorable ruling is confirmed. The case should be closed in the following days.

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal was decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. We appealed the decision to the Brazilian Federal Superior Court of Justice. In the opinion of our management and our legal counsel the risk of loss is possible.

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, we presented our defense. On March 24, 2014 we filed an appeal against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. On October 16, 2014, the Interlocutory Appeal of the Brazilian subsidiary was granted by the State Court of Rio Grande do Sul, Brazil. As of the date of this report the lower court’s proceeding was still suspended, awaiting for mentioned ruling by the State Court to be published. In the opinion of our management, the risk of losing the case is reasonably possible, but not probable.

On June 13, 2014, the consumer association called “Consumidores Financieros Asociación Civil Para Su Defensa” (“Consumidores Financieros”) filed a class action against the Company’s Argentine subsidiary, MercadoLibre S.R.L. (“MercadoLibre”), in the First Instance National Court on Commercial Matters Number Four of Buenos Aires, Argentina (the “Court”). Consumidores Financieros acts on behalf of customers who have used MercadoPago in Argentina and claims that MercadoLibre has infringed certain consumer provisions of the Consumer Protection Law, mostly related to certain information to be provided to consumers in relation to the transactions performed through MercadoPago by users holding credit cards that are not associated to MercadoLibre’s promotions, and charged them excessive interest rates when users paid by installments. Consumidores Financieros seeks that (i) MercadoLibre provides clear and complete information about the costs of its service MercadoPago in Argentina, (ii) MercadoLibre reimburse users who have used MercadoPago in the last 10 years, an amount equivalent to the difference between the interest rate actually charged by MercadoLibre for the users that pay through MercadoPago by installments and the interest rate set down by the section 36 of the CPA in cases of violation of the duty of information as per section 36 (average annual rate set down by the Argentine Central Bank, which is 26.31% as of the date of this report), (iii) the Court establish the interest rate to be charged in future transactions where users pay by installments, estimate by Consumidores Financieros in twice the interest rate charged by the Banco de la Nación Argentina in commercial transactions (as of the date of this report the doubled interest rate is estimated at 50%), and (iv) condemn MercadoLibre to pay punitive damages on the amount of AR$500 per each transaction performed in alleged violation to section 36 of the CPA. The Company filed its defense on October 3, 2014. As of the date of this report according to the opinion of our manangement and legal counsel, the risk of MercadoLibre losing the case is remote.

Intellectual Property Claims

In the past, third-parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors — Risks related to our business — We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre Marketplace” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A — Risk Factors

As of September 30, 2014, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our Forms 10-Q for the quarters ended June 30 and March  31, 2014.

Item 6 — Exhibits

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Registrant’s Amended and Restated Bylaws. (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 3, 2014	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
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