Form 10-K
period 2014-12-31
MERCADOLIBRE INC
filed 2015-02-27
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2014, held by those persons deemed by the registrant to be (non-affiliates based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2014) was approximately $3,071,844,416. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2014 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2015, there were 44,154,932 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2015, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate, and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of online commerce and Internet usage in Latin America;

•	our ability to expand our operations and adapt to rapidly changing technologies;

•	government and central bank regulations;

•	litigation and legal liability;

•	systems interruptions or failures;

•	our ability to attract and retain qualified personnel;

•	consumer trends;

•	security breaches and illegal uses of our services;

•	competition;

•	reliance on third-party service providers;

•	enforcement of intellectual property rights;

•	our ability to attract new customers, retain existing customers and increase revenues;

•	seasonal fluctuations;

•	political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy for generally accepted accounting principles in the United States (“U.S. GAAP”), and possible future currency devaluation and other changes to its exchange rate systems such as the Complementary System for the Administration of Foreign Currencies (“SICAD 2”), and the Argentine government’s default of certain government bonds and possible further devaluations of the Argentine Peso.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago in Argentina, Brazil, Mexico, Colombia, Venezuela and Chile, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send, receive and finance payments online.

Through our MercadoLibre Classified Service, our users can offer for sale and generate leads on listings in the motors, real estate and services categories in all countries where we operate.

As a further enhancement to the MercadoLibre Marketplace, our MercadoLibre Advertising program enables businesses to promote their products and services on the Internet. Through MercadoLibre Advertising, users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoLibre Advertising offers advertisers a cost efficient and automated platform that enables them to acquire traffic through advertisements placed on our platform. Advertisers purchase, on a cost per click basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and from our platform depending on the advertiser.

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

To close out our suite of e-commerce services, during 2013 and 2014, we launched the MercadoEnvios shipping solution in Brazil, Argentina and Mexico. Through MercadoEnvios, we offer cost efficient integration with existing logistics and shipping carriers to sellers on our platforms. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers.

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

We commenced operations in Argentina in August of 1999 and subsequently began operations in other countries as well. The following table shows the timeline of different launches and events in each country:

Country	MercadoLibre Launch date	Office opening	MercadoPago Launch date	MercadoEnvios Launch date
Argentina	August 1999	July 1999	November 2003	February 2013
Brazil	October 1999	September 1999	January 2004	January 2013
Mexico	November 1999	October 1999	January 2004	October 2014
Uruguay	December 1999	September 2004	N/A	N/A
Colombia	February 2000	January 2000	December 2007	N/A
Venezuela	March 2000	March 2000	April 2005	N/A
Chile	March 2000	April 2000 (*)	September 2007	NA
Ecuador	December 2000	N/A	N/A	N/A
Peru	December 2004	N/A	N/A	N/A
Costa Rica	November 2006	N/A	N/A	N/A
Dominican Republic	December 2006	N/A	N/A	N/A
Panama	December 2006	N/A	N/A	N/A
Portugal	January 2010	N/A	N/A	N/A

(*)	We closed our offices in Chile in 2009. In 2014, we acquired Portal Inmobiliario with offices in Chile.

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

In November 2005, we acquired certain operations of a regional competitor in e-commerce, DeRemate.com Inc., or DeRemate, including all of its operations and the majority of the shares of capital stock of its subsidiaries in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela for an aggregate purchase price of $12.1 million, net of cash acquired. This acquisition increased our user base by approximately 1.3 million confirmed registered users and solidified our market leadership position in Brazil, Mexico, Venezuela, Colombia, Peru, and Uruguay. We did not acquire DeRemate’s Argentine and Chilean subsidiaries in 2005. Instead, these subsidiaries continued to operate under the control of certain previous stockholders of DeRemate until 2008.

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

In September 2011, we acquired 60% of the outstanding membership interests of Autopark LLC, a limited liability company organized under the laws of Delaware, which holds 100% of the ownership interests of AP Clasificados, an online classified advertisements platform in Mexico primarily dedicated to the sale of vehicles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx. The aggregate purchase price paid in cash was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business. Additionally, in December 2014, we exercised the call option and acquired the remaining 40% of the membership interests in Autopark LLC. The consideration paid for this remaining 40% interest was $4.0 million.

In March 2013, we acquired 100% of the equity interests in an Argentine software development company located in the Province of Cordoba, Argentina, for an aggregate purchase price of $3.4 million. The objective of this acquisition was to enhance our software development capabilities.

In April 2014, we acquired 100% of the issued and outstanding shares of capital stock of the companies VMK S.A., Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platforms dedicated to the sale of real estate in Chile through the Portal Inmobiliario brand (www.portalinmobiliario.com) and in Mexico through the Guia de Inmuebles brand (www.guiadeinmuebles.com). The aggregate purchase price was $ 38.0 million.

In December 2014, we acquired 100% of the equity interests in Business Vision S.A., an Argentine software development company located in the city of Buenos Aires, for an aggregate purchase price of $4.8 million. The objective of this acquisition was to enhance our software development capabilities.

Our strategy

We seek to serve people in Latin America by offering a collection of e-commerce services that can improve the quality of life of those who use it, while creating significant value for our stockholders. We serve our buyers by giving them access to a broader and more affordable variety of products and services than those available on other online and offline venues. We serve our sellers by allowing them to reach, in view, a larger and more geographically diverse user base at a lower overall cost and investment than offline venues. At the same time, we provide payment settlement services to facilitate such transactions, and advertising solutions to promote them. More broadly, we strive to turn inefficient markets into more efficient ones and in that process generate value for our stockholders. To achieve these objectives, we intend to pursue the following strategies:

•	Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our business in new countries and entering new category segments, by launching new transactional business endeavors, and through potential strategic acquisitions of key businesses and assets. In order to grow our core marketplace business, we must continue to attract larger sellers to our platform, including brands, manufacturers, and large retailers. Such sellers are recognizing the value of MercadoLibre as a sales channel, and having them on our site increases selection of quality products and enhances the MercadoLibre brand in the eyes of our users. Through our Official Stores initiative, we offer users a tailored experience with products straights from such sellers. Our sales team remains dedicated to attracting and supporting these new vendor segments.

•	Increase monetization of our transactions. We have focused and will continue to focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we receive from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our paid-for fee-based features.

•	Take advantage of the natural synergies that exist between our services. We strive to leverage our different businesses to promote greater cross-usage among the businesses, thereby creating a virtuous ecosystem of e-commerce offerings. We promote the adoption of our MercadoPago payments solution on our marketplace as well as on our MercadoShops solution, to offer our MercadoClics advertising solutions to users of our marketplace, payments and shops solutions, and to encourage users of any of our services to experiment with the other solutions we offer.

•	Expand into additional transactional service offerings. Our strategic focus is to enable on-line transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch on-line transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) the offer of additional product categories in our marketplace business, (b) the expansion of our presence in vehicle, real estate and services classifieds, (c) the penetration of our on-platform payments services and the expansion of our off-platform payments services, (d) the increase of our MercadoClics and on-line advertisement services (e) the penetration of our on-platform shipping service and (f) the offer of on-line software as e-commerce service solutions. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches in the future. We are especially focused on driving adoption of our payments and shipping solutions on our platform. Both of these solutions drive a better customer experience for both buyers and sellers on our platform, eliminating friction around transactions. We must continue to drive adoption of these services in the countries where they are currently available, while rolling out these solutions in new markets. Payments outside of our platform also represent an enormous opportunity, especially in payments processing and financing. As credit card adoption and bank account penetration continue to increase across Latin America, the market for online and mobile payments will grow significantly. We believe it is imperative that MercadoPago captures that opportunity, especially as eCommerce and the number of online sellers continue to grow.

•	Enhance brand awareness. We believe that enhancing awareness of the MercadoLibre brand is important to achieve our business objectives. We intend to continue to promote and increase recognition of our brand through a variety of marketing and promotional campaigns. These may include marketing agreements with companies that have a significant online presence and advertising through traditional media, such as cable television. We may also use leading websites and other media such as affiliate programs, banner advertisements and keyword searches. In addition, we believe that by enhancing our e-commerce community experience, we promote greater brand awareness through word of mouth.

•	Focus on user loyalty and website enhancement. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users. We intend to do so by maintaining an appealing and convenient platform for e-commerce, improving the functionality of our website to deliver a more efficient user experience and providing our users with the help of a dedicated customer support department. We employ a number of programs aimed to foster customer loyalty and repeated purchases, such as our MercadoLider loyalty program for high-volume sellers, our targeted and segmented direct marketing program, and MercadoPago special promotions and our MercadoEnvios shipping service.

•	Increase operational efficiency. We believe our business model provides us with an opportunity to generate healthy profit margins. We plan to maximize this potential by achieving economics of scale, maintaining controls on overhead costs and reducing variable costs whenever possible.

•	Continue to develop innovative and creative solutions. We intend to continually enhance our e-commerce platform in order to better serve both individuals and businesses that want to buy or sell goods and services online. We intend to continue investing to develop new tools and technologies that facilitate e-commerce on our platform and improve our users’ online experience on MercadoLibre, while addressing the distinctive cultural, geographical and other challenges of online commerce in Latin America. Within our constant focus on innovation, a key component of user experience is the vertical solutions we offer across key categories. These tailored vertical solutions improve user experience and therefore conversion, enabling customers to browse categories by applying filters, rather than merely search for specific items. We have developed and continue to innovate on such vertical solutions for our classifieds sites for Motors, Real Estate, and Services. Furthermore, we provide such an experience for fashion and apparel on our marketplace, driving growth in that category. In order to improve the user experience, we must continue to innovate by improving our existing verticalized categories and creating vertical solutions for new categories. Another key component of innovation is our open platform initiative, which has enabled third-party developers to access MercadoLibre’s APIs in order to build solutions that help both sellers and buyers on our platform. We have set up a small venture fund to invest in such startups that integrate with our platform, making several investments to date in Argentina and Brazil. Our open platform also enables large sellers to directly integrate their systems with our site, enabling us to attract and integrate brands, manufacturers, and large retailers. We must continue to open our platform across all solutions in order to promote further development of third-party solutions and easier integration for large retailers.

•	Serve our dynamic and active user community. We seek to operate MercadoLibre as an open and trusted web-based marketplace where users can access a broad market of products. We believe in treating our users with respect by applying a consistent set of policies that reinforce good online and offline behavior within our user community. We also seek to offer superior customer care in order to maintain the loyalty and satisfaction of our active user base. We continue to invest in customer experience to make it a competitive advantage. With roughly 900 customer service representatives across several countries, we strive to provide a superior experience to buyers and sellers, continuing to drive improvements in our Net Promotor Score.

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

Our MercadoLibre Marketplace is organized using the same technological platform in each country where we operate. However, the site of each country has its own specific local website which has no interaction with our website in other countries. For example, searches carried out on our Brazilian site show only results of listings uploaded on that particular site and do not show listings from other countries. During 2014, visitors to our website were able to browse an average of over 23.2 million Marketplace listings daily, organized by country, in over 2,600 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2014, we had over 120.9 million confirmed registered MercadoLibre users, up from 99.5 million and 81.5 million at December 31, 2013 and 2012, respectively. During fiscal year 2014, in our Marketplace, we had 5.5 million unique sellers, 22.0 million unique buyers and 101.3 million successful items sold as compared to i) 5.1 million unique sellers, 20.2 million unique buyers and 83.0 million successful items sold at December 31, 2013; and to ii) 4.4 million unique sellers, 16.9 million unique buyers and 67.4 million successful items sold at December 31, 2012. Finally, our Marketplace gross merchandise volume was $7.1 billion in 2014, as opposed to the $7.3 billion in 2013 and $5.7 billion in 2012.

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

In 2014, MercadoLibre visitors were able to browse an average of 1.2 million classifieds listings daily, including approximately 634,000 in Real Estate, 453,000 in motors, and 92,000 in services per day. During 2014, we had a total of 2.3 million unique sellers and 11.6 million paid listings through classifieds, as compared to i) 2.5 million unique sellers and 11.0 million paid listings in 2013 and ii) 2.2 million unique sellers and 7.3 million paid listings in 2012.

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

MercadoPago is also available for purchases of goods and services outside the MercadoLibre Marketplace, as an open on-line payment service in Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. The off platform service is designed to meet the growing demand for Internet-based payments systems in Latin America. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments on their independent commerce websites. This version of MercadoPago simplifies the payment of transactions in the MercadoLibre Marketplace achieving higher transaction velocity for most users. Direct payments allow online sellers to use MercadoPago to facilitate checkout and payment processes on their website and also enable users to simply transfer money to each other. The direct payments product allows users who are not registered with the MercadoLibre Marketplace to send and receive payments to each other as long as they register with MercadoPago. Furthermore, direct payment offers online sellers who accept MercadoPago as a method of payment to integrate MercadoPago with their shopping cart, thereby streamlining the shopping and payment processes. We believe that the ease of use, safety and efficiency of MercadoPago will allow us to generate additional transactions in the future from web merchants that sell items outside the MercadoLibre Marketplace. We believe that there is a significant business opportunity to increase adoption of MercadoPago as a payment mechanism within and outside of the MercadoLibre Marketplace.

During the year ended December 31, 2014, our on and off-platform users paid approximately $3,523.2 million using MercadoPago, which represented 49.7% of our gross merchandise volume for that year. During the year ended December 31, 2013, our on and off-platform users paid approximately $2,497.7 million using MercadoPago, which represented 34.2% of our gross merchandise volume for that year. During the year ended December 31, 2012, our users paid approximately $1,786.7 million using MercadoPago, which represented 31.3% of our gross merchandise volume for that year.

We seek to increase the adoption and penetration of MercadoPago among MercadoLibre Marketplace users. In the countries where MercadoPago was available, as of December 31, 2014, approximately 47.9% of the MercadoLibre Marketplace’s listings accepted MercadoPago for payments and 53.3% of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) in these countries was completed through MercadoPago. Starting in Brazil in January 2010, in Argentina in March 2010, in Mexico in April 2011, in Venezuela in July 2012 and in Colombia in November 2013, all paid listings in the MercadoLibre Marketplace (excluding free listings and classifieds) were required to offer MercadoPago.

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

MercadoShops online stores service

MercadoShops is a software-as-a-service, fully hosted online webstore solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their webstores.

MercadoEnvios shipping solution

MercadoEnvios is a shipping solution for marketplace users, currently available in Brazil, Argentina and Mexico. Through integration with local carriers, MercadoEnvios achieves economies of scale driving down shipping costs and eliminating friction for buyers and sellers.

Marketing

Our marketing strategy is designed to grow our platform by promoting the MercadoLibre brand, attracting new users, and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading portals and networks across Latin America, our affiliates program, cable and air television, paid and natural positioning in leading search engines, email marketing, onsite marketing and presence in offline events. Our investment in marketing activities was $50.6 million during 2014, $38.1 million during 2013 and $22.9 million during 2012.

Specifically, we rely mostly on online advertising to promote our brand and attract potential buyers and sellers to our website and we complement this performance marketing strategy with specific offline activities. To summarize, we focus on the following key marketing initiatives:

•	Entering into agreements with search platforms, portals, social networks and websites that we believe can reach our target audience. These agreements allow us to purchase online advertising positions where we can market ourselves and show relevant promotions to potential and already registered users.

•	Investing in preferential placement on the most popular search engines in each country where we operate, such as Google and Yahoo Search. We purchase advertising space next to the results of more than 35 million keywords related to our activities. Structuring our website so that it appears among the top natural results for certain keyword searches.

•	Continuing to focus on customizing our buying and selling experiences to make it easier for users to find and buy items by offering formats dedicated to specific categories. In 2014, we built specialized categories for fashion and we launched a campaign that successfully attracted approximately 400 high-end brands to sell at our platform.

•	Pursuing an aggressive Mobile Marketing strategy. In 2014, we worked with App Download and App User engagement campaigns and we invested in new developments that allowed tracking and analyzing user behavior inside our mobile app.

•	Continuing to invest in offline and online marketing events around BlackFriday and Cybermonday, which were strong selling events in all our markets in 2014.

•	Continuing to use radio and magazine ads to promote our vehicles’ classifieds business, which category serves as a leader in all our markets.

•	We migrated our Email Marketing platform to Oracle Responsys. This changed allowed us to automate, escalate, and better orchestrate our email marketing program providing multichannel integration.

We also conduct a variety of initiatives that focus on attracting and training sellers. We organize events such as “MercadoLibre Universities” and seller meetings in all countries where we have an office. MercadoLibre Universities are full-day sessions comprised of advanced users whom we teach how to sell in our platform. During seller meetings, we teach sellers with high-potential or with MercadoLider status more advanced selling techniques and allow them to discuss issues of interest with our employees.

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

Product development

At December 31, 2014, we had 639 employees on our information technology and product development staff, an increase from 403 employees at December 31, 2013, due to new hires and as a consequence of the acquisition of Portal inmobiliario and Guia de Inmubles in April 2014, and an Argentine software development company in December 2014, which increased our information technology and product development staff in 236 employees. We incurred product development expenses (including salaries) in the amount of $53.6 million in 2014, $40.9 million in 2013 and $28.6 million in 2012. We also incurred information technology capital expenditures, including software licenses, amounting to $22.7 million in 2014, $22.0 million in 2013 and $11.2 million in 2012.

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

In March 2013, we acquired 100% of equity interests in an Argentine software development company located in the Province of Cordoba, Argentina, and in December 2014, we acquired 100% of the equity interests in a software development company in the city of Buenos Aires. The objective of these acquisitions was to enhance our software development capabilities.

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

Since 2010, we have been working on a deep technology overhaul that is allowing us to switch from a closed and monolithic system to an open and decoupled one. We are splitting MercadoLibre into many small “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces, or API. All the Front-Ends are also being rewritten on top of these APIs. This effort has consumed a large amount of capital, people and management focus, and we intend to keep investing in this area. On October 31, 2012, we opened our platform to the developers’ community in a launching event that took place in Sao Paulo, Brazil. We seek to continue spreading the opening of our platform to developers in the other locations in which we operate with the objective of enhancing our ecosystem.

We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our services. The market in which we compete is characterized by rapidly changing technology, evolving industry and regulatory standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry and regulatory standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to make substantial capital expenditures to modify or adapt our services or infrastructure. See “Risk Factors—Risks related to our business—Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner, and on the continued market acceptance of our products and services.”

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

There are also a growing number of bricks and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia, Wallmart and Falabella, and shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified advertising market we compete with regional players such as OLX and Vivastreet, and with local players such as Webmotors, and Zap, which have strong positions in certain markets.

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

We pursue the registration of our trademarks and service marks in each country where we operate, in the United States and in certain other Latin American countries. Generally, we register the name “MercadoLibre,” “MercadoLivre,” and “MercadoPago” as well as our handshake logo, and other names and logos in each country where we operate. As part of our acquisition of DeRemate, we acquired the trademarks of DeRemate and CMG, respectively, throughout the countries where they operated, as well as certain other jurisdictions.

Autopark LLC, a wholly-owned subsidiary of our company, has 100% ownership of AP Clasificados which owns trademarks of Autoplaza.com.mx and Homershop.com.mx in Mexico. Additionally, we wholly-own interest of VMK S.A. (merged with Meli Inversiones SpA since August 2014), Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platforms dedicated to the sale of real estate in Chile through the Portal Inmobiliario brand and in Mexico through the Guia de Inmuebles brand.

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

Employees

The following table shows the number of our employees by country at December 31, 2014:

Country	Number of Employees
Argentina	1,056
Brazil	679
Colombia	72
Chile	108
Mexico	118
Uruguay	443
Venezuela	123

Total	2,599

We manage operations in the remaining countries in which we have operations remotely from our headquarters in Argentina.

Our employees in Brazil are represented by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”) and some of our employees in Argentina are represented by the Commercial Labor Union (“ Sindicato de Empleados de Comercio ”). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, develop, compensate and retain our employees.

We are very proud of our employees and believe that our team is one of the most important assets of our Company. We believe that our employees are among the most knowledgeable in the Latin American Internet industry, and they have developed a deep understanding of our business and e-commerce in general. We believe we have been successful in attracting and retaining outstanding individuals over the years. A significant portion of our personnel has been with us for several years, and we strive to obtain more talent by hiring individuals with an Internet-related background and experience. Similarly, our future success will depend on our ability to continue to attract, develop and retain capable professionals. See “Item 1A. Risk factors—Risks related to our business— We depend on key personnel, the loss of which could have a material adverse effect on us.”

In order to support our Human Resources department, we use Success Factors and SAP’s human resources payroll module across our business. We believe this allows us to centralize our employee database and manage important human resource functions, such as payroll processing (to improve our controls and reduce certain administrative costs), staffing, development and performance management.

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

We are also subject to regulations in Argentina that impose sales taxes and VAT collection obligations on the Company based on users’ sales through the platform. Other jurisdictions may issue new legislation in that regard. If users were to reduce or stop using our website or services as a result of these regulations, our business would be harmed.

In Brazil, since the approval of the Law No. 12,865 on October 9, 2013 and certain rules issued by the Brazilian Central Bank in November 2013, we are subject to new obligations imposed on certain payment processing functions carried out by non-financial institutions. During December 2014, we submitted to the Brazilian Central Bank our application to become an authorized payment institution in Brazil. As of the date of this report, we have not received such authorization.

These regulations cover a wide variety of issues, including, among other things: rules related to the requirement to obtain Brazilian Central Bank authorization to operate, offering or providing those services, penalties for non-compliance, the promotion of financial inclusion, the reduction of systemic, operational and credit risks, reporting obligations and governance.

In October 2014, Colombia enacted the Law No. 1,735 which covers a wide variety of issues, including, among other things: rules related to the requirement to obtain authorization from the Colombian Superintendencia Financiera to operate, offer or provide certain payment services, penalties for non-compliance, the promotion of financial inclusion, reporting obligations and governance. As of the date of this report, the Law still needs to be regulated.

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

On May 15, 2007, the Argentine Ministry of Economy approved MercadoLibre S.A. (this subsidiary changed its legal name in 2010 to MercadoLibre S.R.L.), our wholly owned Argentine subsidiary, as a beneficiary of the Argentine Regime to promote the software industry. Benefits of receiving this status included a 70% discount on mandatory Argentine labor taxes, a 60% reduction of Argentine income tax payable and a fixed federal tax rate in Argentina until September 2014.

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013, the regulatory decree for this new law was issued, which established new requirements to become a beneficiary of the new software development law. The decree established compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to qualify for relief under the new software development law. To be a beneficiary of the new software development law, our Argentine subsidiary will have to achieve certain required ratios annually under the new software development law.

On February 19, 2014, the Argentine industry secretary responsible for establishing the qualifying process under the new software development law issued a resolution that established the mechanism to apply for relief under the new law. In May 2014, we submitted all of the required documentation in order to apply for the new software development law. At the date of this report, the resolution that would approve our application is still pending.

If we are successful in being admitted as beneficiaries under the new law, the income tax relief we obtained up to September 2014 will be reduced, but it is currently estimated that the Argentine effective income tax rate would still be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

On January 23, 2014 the Decree of Fair Prices was published in Venezuela. The decree establishes a maximum profit margin of 30% of the cost structure of good or service sold in each participant in the commercialization chain. The Decree expresses that its purpose is to assure the development of the national economy by determining fair prices of goods and services, through the analysis of cost structures, setting of the maximum profit percentage, and the effective auditing of the economic and commercial activity in Venezuela. The determination, modification, and control of prices will be under the scope of the National Superintendence for Defense of Socioeconomic Rights (SUNDDE).

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

Available Information

We maintain a website, http://www.mercadolibre.com , which contains additional information concerning our Company. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Arias 3751, 7th floor, Buenos Aires, Argentina, C1430CRG. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

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

The market for the sale of goods over the Internet is a developing market in Latin America. Our future revenues depend substantially on Latin American consumers’ widespread acceptance and use of the Internet as a way to conduct commerce. The use of and interest in the Internet (particularly as a way to conduct commerce) has grown rapidly since our inception and we cannot assure you that this acceptance, interest and use will continue to exist or to develop and grow at a continued rapid pace or at all. For us to grow our user base successfully, consumers who have historically used traditional means of commerce to purchase goods and services must accept and use new ways of conducting business and exchanging information. Furthermore, the price of personal computers and Internet access may limit our potential growth in countries with low levels of Internet penetration and/or high levels of poverty.

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

We plan to continue to expand our operations by developing and promoting new and complementary services. We may not succeed at expanding our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by consumers could damage our reputation and diminish the value of our brands. To expand our operations we will also need to spend significant amounts on development, operations and other resources, and this may place a strain on our management, financial and operational resources. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

Any delay or problem with upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.

Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure. We are frequently implementing hardware and software technology upgrades, which may include migrations to new technology systems, in an effort to improve our systems. Our information technology systems may experience errors, interruptions, delays or cessations of service. We are particularly susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system and any such errors or interruptions could impede or delay our ability to process transactions on our site, which could reduce our revenue from activity on our site and adversely affect our reputation with, or result in the loss of users. Moreover, any errors, interruptions, delays or cessation of service could result in significant disruptions to our business that could ultimately be more expensive, time consuming, and resource intensive than anticipated. Defects or disruptions in our technology infrastructure could adversely impact our ability to process transactions, our financial results and our reputation.

Internet regulation in the countries where we operate is scarce, and several legal issues related to the Internet are uncertain. We are subject to a number of other laws and regulations, and governments may enact laws or regulations that could adversely affect our business.

Unlike the United States, most of the countries where we operate do not have specific laws governing the liability of Internet service providers, such as ourselves, for fraud, intellectual property infringement, other illegal activities committed by individual users or third-party infringing content hosted on a provider’s servers. For example, in June 2009, a judge of a first instance court in the State of São Paulo ruled that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. We have appealed this ruling. In December 2009, the effect of the ruling was suspended until the appeal is decided by State Court of Appeals. In May 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. In June 2014, we filed a motion to clarify the decision. In October 2014 the State Court of Appeals overruled our motion to clarify its decision and the Company appealed the decision to the Brazilian Federal Superior Court of Justice. If the

Brazilian Federal Superior Court of Justice confirms the ruling it could require us to restructure our business model in ways that would harm our business and or cause us to incur substantial costs. Moreover, this legal uncertainty allows for different judges or courts to decide very similar claims in different ways and establish contradictory jurisprudence.

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

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, information requirements for Internet providers, data collection, data protection, privacy, anti-money laundering, taxation (including VAT or sales tax collection obligations), obligations to provide certain information to certain authorities about transactions which are processed through our platforms or about our users and those regulations applicable to consumer protection and businesses in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including tax laws that require us to provide certain information about transactions consummated through our platforms or about our users), libel and defamation, obscenity, and personal privacy apply to online businesses. Many of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligations to provide certain information about transactions occurred in our platforms or about our users), advertising, intellectual property rights, consumer protection, information security and electronic and mobile payments. If laws relating to these issues are enacted, they may have a material adverse effect on our business, results of operation and financial condition.

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

We are also subject to regulations in Argentina that impose VAT and sales tax collection obligations and taxes on banking transactions in certain provinces in connection with users’ sales through our platform. It is possible that other jurisdictions will issue similar legislation in the future. If users were to reduce or stop using our website or services as a result, our business could be materially harmed. We are also subject to a regulation in the State of Sao Paulo, Brazil that imposes on us the obligation to provide the eapplicable authorities in that state with the information on certain users in connection with their sales through our platform.

We are subject to regulatory activity and antitrust litigation under competition laws.

We receive scrutiny from various governmental agencies under competition laws in the countries where we operate. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies or governmental agencies may allege that our actions violate antitrust or competition laws, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust investigations or litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust investigations or litigation. Some regulators may perceive our business to have such significant market power that otherwise uncontroversial business practices could be deemed anticompetitive. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.

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

More specifically, we are aware that certain goods, such as alcohol, tobacco, firearms, animals, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded on the MercadoLibre Marketplace. As a consequence of these transactions, appropriate authorities may impose fines against us. We have at times been subject to fines in Brazil for certain users’ sales of products that have not been approved by the government. We cannot provide any assurances that we will successfully avoid civil or criminal liability for unlawful activities that our users carry out through our platforms in the future. If we suffer potential liability for any unlawful activities of our users, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things, that we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

We believe that government and consumer protection agencies have received a substantial number of complaints about both the MercadoLibre Marketplace and MercadoPago. We believe that these complaints are small as a percentage of our total transactions, but they could become large in aggregate numbers over time. From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded and our Company has grown larger. We are likely to receive new inquiries from regulatory agencies in the future, which may lead to actions against us. We have responded to inquiries from regulatory agencies and described our services and operating procedures and have provided requested information. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, injuctions, fines or penalties, or forced to change our operating practices in ways that could harm our business, or if during these inquiries any of our processes are found to violate laws on consumer protection, or to constitute unfair business practices, we could be subject to civil damages, enforcement actions, fines or penalties. Such actions or fines could require us to restructure our business processes in ways that would harm our business and cause us to incur substantial costs.

In addition, our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection Program to buyers who meet certain conditions. Although the number of claims that we have paid through this program is not currently significant, we may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them, the result of which could materially adversely affect our business and financial condition. In addition, as discussed above, we may be liable in Brazil for fraud committed by sellers and losses incurred by buyers when purchasing items through our platform in Brazil. We have expanded the coverage of our Buyer’s Protection Program and this coverage expansion may impact the number and amount of reimbursements we are required to make. For example, in June 2009, a judge of a first instance court in the State of São Paulo ruled that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. We have appealed this ruling and in May 2014 the State Court of Appeals ruled that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website however the decision on our liability for fraud committed by sellers buyers when using the website is not clear. In June 2014, we filed a motion to clarify the decision however it was overruled by the State Court of Appeals. We appealed the decision to the Brazilian Federal Superior Court of Justice. If the Brazilian Federal Superior Court of Justice, confirms the ruling it could require us to restructure our business model in ways that would harm our business and or cause us to incur substantial costs. Moreover, this legal uncertainty allows for different judges or courts to decide very similar claims in different ways and establish contradictory jurisprudence.

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

We have received in the past, and anticipate that we will receive in the future, claims from users who received spoof emails and sent the product and did not receive the purchase price. During 2013, the Superior Court of Justice of Brazil issued a negative ruling against our Brazilian subsidiary finding it responsible for a spoof email received by a seller that appeared to be sent by MercadoPago. In that case, the seller delivered the item to the spoof buyer but never got paid and court ordered our Brazilian subsidiary to pay damages to the seller.

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

As a result of the emerging nature and related volatility of the markets in which we compete, the increased variety of services offered on our website and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and substantially all of our net revenues for each quarter are derived from listing fees, optional feature fees, up-front fees, final value fees, commissions on MercadoPago payments and advertising that are earned during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

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

We must constantly add new hardware, update software, enhance and improve our billing and transaction systems, and add and train new engineering and other personnel to accommodate the increased use of our website and the new products and features we regularly introduce. This upgrade process is expensive, and the increasing complexity and enhancement of our website results in higher costs. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume or the increased complexity of our website could materially harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences with our services and delays in reporting accurate financial information.

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

Several companies that operate e-commerce websites, such as eBay or Amazon, have been successful and profitable in the past. However, we operate in a business environment in Latin America that is different than the environment in which eBay, Amazon and other e-commerce companies that primarily operate outside of Latin America. These differences include the smaller size of the national markets, lower Internet adoption rates, lower confidence in remote payment mechanisms, less reliable postal and parcel services, and less predictable political, economic regulatory and legal environments in Latin America. Therefore, you should not interpret the success of any of these companies as indicative of our financial prospects.

In addition, Amazon started operations in Brazil during 2012 by offering on-line content. We do not compete in this space; however, the consolidation and expansion of their operations in Brazil, could eventually lead to more direct competition.

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

A number of jurisdictions where we operate have enacted legislation regulating money transmitters. We believe we do not require a license under the existing statutes of Argentina, Mexico, Chile and Venezuela to operate MercadoPago in those countries with MercadoPago’s current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations or any tax or anti-money laundering regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a financial entity. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

In Brazil, since the approval of the Law No. 12,865 on October 9, 2013 and certain rules issued by the Brazilian Central Bank in November 2013, we are subject to new obligations imposed on certain payment processing functions carried out by non-financial institutions. These regulations cover a wide variety of issues, including, among other things, a requirement to obtain Brazilian Central Bank authorization to operate, requirements relating to the offer or provision of such services, penalties for non-compliance, the promotion of financial inclusion, the reduction of systemic, operational and credit risks, reporting obligations and governance.

In October 2014, Colombia enacted the Law No. 1,735 which covers a wide variety of issues, including, among other things: rules related to the requirement to obtain authorization from the Colombian Superintendencia Financiera to operate, offer or provide certain payment services, penalties for non-compliance, the promotion of financial inclusion, reporting obligations and governance. Although the law is already effective and in force, it still needs to be regulated.

Our MercadoPago business may be subject to Law No. 1,735. The law requires certain institutions to request authorization to operate. If we consider that the Colombian operation of MercadoPago is regulated by the Law and its regulations, we will have to request authorization, implement certain changes to our operations and systems which will require us to incur greater expenses and devote more resources to areas that require further development of updates. If we are unable to obtain the requisite authorization, it could cause us to (i) shut down our MercadoPago business in Colombia for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance or face other penalties such as the dismantling of MercadoPago, (iii) limit the services we offer through MercadoPago in Colombia or change our business practices, any of which could materially adversely affect our business and results of operations.

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

In addition, MercadoPago is or may be subject to anti-money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities or impose taxes collection obligations or obligations to provide certain information about transactions that have occurred in our platforms, or about our users. Because of different laws and regulations in each jurisdiction where we operate, as we roll-out and adapt MercadoPago in other countries, additional verification and reporting requirements could apply. These regulations could impose significant costs on us and make it more difficult for new customers to join the MercadoPago network. Future regulation (under the USA Patriot Act or otherwise), may require us to learn more about the identity of our MercadoPago customers before opening an account, to obtain additional verification of customers and to monitor our customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise our MercadoPago costs significantly and reduce the attractiveness of MercadoPago. Failure to comply with money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

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

We are currently in the process of rolling out our Payments product in some countries in order to provide a better experience to our users. For the same reason we are also charging a single final value fee for the right to use MercadoLibre and MercadoPago in those transactions. This change may result in our experiencing a lower combined take rate. We consider MercadoPago’s direct payment’s product to be in early release and have identified several opportunities to improve upon the product. In addition, the transition to the new system may not be a smooth one. The occurrence of any of these events could adversely affect our business.

We continue to expand MercadoPago’s services internationally. We have no experience with the online payment solution in Costa Rica, the Dominican Republic, Ecuador, Panama, Peru, Portugal or Uruguay. The introduction of MercadoPago in certain new markets may require a close commercial relationship with one or more local banks. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.

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

We are also required by MercadoPago and MercadoLibre’s processors to comply with credit card association operating rules. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with MercadoPago. Visa, MasterCard, American Express or other credit card companies could adopt new operating rules or re-interpret existing rules that we or MercadoPago’s processors might find difficult or even impossible to follow. As a result, we could lose our ability to provide MercadoPago customers the option of using credit cards to fund their payments and MercadoLibre users the option to pay their fees using a credit card. If MercadoPago were unable to accept credit cards, our MercadoPago business would be materially adversely affected.

We could lose the right to accept credit cards or pay fines if MasterCard and/or Visa determine that users are using MercadoPago to engage in illegal or “high risk” activities or if users generate a large amount of chargebacks. Accordingly, we are working to prevent “high risk” merchants from using MercadoPago. Additionally, we may be unable to access financing in the credit and capital markets at reasonable rates to fund our MercadoPago operations and for that reason our profitability and total payments volume could materially decline.

Our operating results may be impacted by an economic crisis.

General adverse economic conditions, including the possibility of recessionary conditions in the countries in which we operate or Latin America generally or a worldwide economic slowdown, would adversely impact our operating results and business. Recently, the price of oil on global oil markets has declined dramatically and this decline, if prolonged, may have a materially adverse impact on economic conditions within certain countries in Latin America that rely heavily on the export of oil and gas, such as Brazil, Venezuela and Mexico, as well as their trading partners in the region. If the current weakness in the global economy persists or worsens, or the present global economic uncertainties continue to persist, many of our users, may delay or reduce their purchases of goods on the MercadoLibre Marketplace, which would reduce our revenues and have a material adverse impact on our business. Furthermore, future changes in trends could result in a material impact to our future consolidated statements of income and cash flows.

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

In each of Brazil, Argentina and Mexico, we offer users the ability to pay for goods purchased in installments using MercadoPago. In 2014, 2013 and 2012, installment payments represented 53.9%, 52.2% and 48.3%, respectively, of MercadoPago’s total payment volume. To facilitate the offer of the installment payment feature, we pay interest to credit card processors and issuer banks in Mexico and Argentina and we pay interest to advance credit card coupons in Brazil. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.

MercadoPago pays significant transaction fees when senders fund payment transactions using certain credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 79.0%, 79.5% and 76.6% of MercadoPago’s payment volume using credit cards during 2014, 2013 and 2012, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us. Also, in Brazil, Mexico and Argentina, senders may prefer to pay by credit card without using installments to avoid the associated financial costs resulting in lower revenues to us.

Changes in MercadoPago ticket mix could adversely affect MercadoPago’s results.

The transaction fees MercadoPago pays in connection with certain means of payment such as OXXO are fixed regardless of the ticket price, and certain costs incurred in connection with the processing of credit card transactions are also fixed. Currently, MercadoPago charges a fee calculated as a percentage of each transaction. If MercadoPago receives a larger percentage of low ticket transactions its margin may erode or we may need to raise prices by including a fixed fee per transaction which, in turn, may affect the volume of transactions. During December 2014, we submitted to the Brazilian Central Bank our application to become an authorized payment institution in Brazil. As of the date of this report, we have not received such authorization.

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

As approved and regulated by the Brazilian Central Bank, our MercadoPago business in Brazil is subject to Law No. 12,865. The law requires payment institutions to request authorization until August 2014 and payment means until November 2014, therefore our MercadoPago operation has requested such authorization. The law also establishes certain requirements for our services and operations. To comply with this law, we implemented certain changes to our operations and systems which has required us to incur greater expenses and devote more resources to areas that require further development of updates. During December 2014, we submitted to the Brazilian Central Bank our application to become an authorized payment institution in Brazil. As of the date of this report, we have not received such authorization.

If we are unable to obtain the requisite authorization, it could cause us to (i) shut down our MercadoPago business in Brazil for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance, (iii) limit the services we offer through MercadoPago in Brazil or change our business practices, any of which could materially adversely affect our business and results of operations.

A rise in our Shipping costs may negatively affect our MercadoEnvios Shipping transaction volume.

In Brazil, Argentina and Mexico, we offer users our MercadoEnvios Shipping service through integration with local carriers. To achieve economies of scale, driving down shipping costs and eliminating friction for buyers and sellers, we pay to the local carriers the shipping costs and transfer those costs to our customers. If shipping costs increase, we may have to raise the shipping fees we charge to users and this would likely have a negative effect on MercadoEnvios’s shipping volume.

We rely on local carriers to develop our Shipping service and changes to our shipping fees, rules or practices may adversely affect our business.

Because MercadoEnvios is not a carrier, we must rely on local carriers in Brazil, Argentina and Mexico to deliver items; we must pay a fee for this service and transfer those fees to our customers. From time to time, local carriers may increase their fees that they charge for each transaction. If we cannot transfer these increased fees to our customers, the increase in operating costs of MercadoEnvios, could generate net losses in our MercadoEnvios operations.

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

A number of jurisdictions where we operate have enacted legislation regulating shipping service. We believe we do not require a license under the existing statutes of Argentina, Brazil and Mexico to operate MercadoEnvios with its current agency-based structure. If our operation of MercadoEnvios were found to be in violation of shipping services laws or regulations, or engaged in an unauthorized shipping business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a postal or shipping entity. Any change to our MercadoEnvios business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoEnvios business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

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

To date, we have not been notified that our technology infringes on the proprietary rights of third parties, but third parties may claim infringement on our part with respect to past, current or future technologies or features of our services. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in the e-commerce segment grows. Any of these claims could be expensive and time consuming tolitigate or settle and could have a material adverse effect upon our business, results of operations and financial condition.

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

We rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Radware, Juniper Networks, Cisco Systems Inc., F5 Networks, and Netapp, the suppliers of key database technology, operating system and specific hardware components for our services. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, we cannot assure you that we will continue to be able to do so in the future.

Problems that affect our third-party service providers could potentially adversely affect us as well.

A number of third parties provide beneficial services to us or to our users. These services include the hosting of our servers, our shipping providers and the postal and payments infrastructures that allow users to deliver and pay for the goods and services traded amongst themselves, in addition to paying their MercadoLibre Marketplace bills. Financial, regulatory, or other problems that might prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, which would harm our business. Any security breach at one of these companies could also affect our customers and harm our business.

Complaints from customers or negative publicity about our services can diminish consumer confidence and adversely affect our business.

Because volume and growth in the number of new users of our services are key factors for our profitability, customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and use of our services. Measures we sometimes take to combat risks of fraud and breaches of privacy and security can damage relations with our customers. To maintain good customer relations, we need prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help customer service representatives carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

As part of our program to reduce fraud losses in relation to MercadoPago, we make use of MercadoPago anti-fraud models and we may temporarily restrict the ability of customers to withdraw their funds if we identify those funds or the customer’s account activity as suspicious. To date, MercadoPago has not been subject to any significant negative publicity about such restrictions. However, certain users who were banned from withdrawing funds or received fake mail appearing to be sent by MercadoPago have initiated legal actions against us in the past. As a result of our efforts to police the use of our services, MercadoPago may receive negative publicity, our ability to attract new MercadoPago customers may be damaged, and we could become subject to litigation. If any of these events happen, current and future revenues could suffer, and our database technology operating margins may decrease. In addition, negative publicity about or experiences with MercadoPago customer support could cause our reputation to suffer or affect consumer confidence in the MercadoLibre brand.

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

We believe that our results of operations are seasonal in nature (as is the case with traditional retailers), with relatively fewer listings and transactions in the first quarters of the year, and increased activity as the year-end shopping season initiates. This seasonality is the result of fewer listings after the Christmas and other holidays and summer vacation periods in our southern hemisphere markets. To some degree, our historical rapid growth may have overshadowed seasonal or cyclical factors that might have influenced our business to date. Seasonal or cyclical variations in our operations could become more pronounced over time, which could materially adversely affect our quarter to quarter results of operations in the future.

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

Our direct competitors include, among others, various online sales and auction services, including MasOportunidades.com, OLX.com and Alamaula.com in Argentina, and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online e-commerce services, such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of bricks and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, OLX, QueBarato and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro, located throughout Latin America. In addition, we compete with online communities that specialize in classified advertisements. Although no regional competitor exists in the classified market, local players such as Webmotors, VivaStreet and Zap have important positions in certain markets.

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

Risks related to doing business in Latin America

Social, Political and economic conditions in Venezuela may have an adverse impact on our operations.

We conduct significant operations in Venezuela, offering both our MercadoLibre Marketplace and MercadoPago online payments solution, through our Venezuelan subsidiaries. As of December 31, 2014 we had 123 employees working in that country. For the year ended December 31, 2014, 10.4% of our consolidated net revenues and 8.9% of our consolidated net assets are derived from our Venezuelan subsidiaries, while 3.2% of our consolidated cash and investments are held in local Venezuelan currency by our Venezuelan subsidiaries. The political and economic conditions in Venezuela are very unstable, with economy considered hyperinflationary under U.S. GAAP since 2010. We cannot predict the impact of any future political and economic events on our business, nor can we predict the economic and regulatory impact of the Venezuelan government’s current or future initiatives, including whether it will extend nationalization to e-commerce or other businesses, implement further price or profit controls or further restrict our ability to obtain or distribute U.S. dollars, all of which could impact our business and our results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our website or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.

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

In addition, on February 8, 2013, the Venezuelan Government, through Decree No. 9381, has created the Organo Superior para la Optimización del Sistema Cambiario , which is a committee that would have the authority to design, plan and execute foreign exchange policies. Finally, on February 9, 2013, the BCV eliminated the SITME, which was the former system that allowed companies limited access to foreign currencies for payments to foreign suppliers. The elimination of the SITME and devaluation of the official exchange rate required re-measurement of our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities as from February 9, 2013. The effect of using the devalued official rate of 6.3 Bolivares Fuertes per U.S. dollar instead of the SITME rate generated a foreign currency loss that amounted to approximately $6.4 million in the first quarter of 2013.

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

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that allows the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for the new exchange mechanism in Exchange Agreement N° 27 and, on March 24, 2014 SICAD 2 began operating. Since implementation of the SICAD 1 system, we had been unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2, on May 16, 2014, we started requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system has been an open mechanism that permitted any company to request U.S. dollars for any purpose. Consequently, we have been eligible for and have been granted U.S. dollars through the SICAD 2 mechanism (see further developments affecting the SICAD 2 mechanism below).

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

In light of the economic conditions in Venezuela, and our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our expected use of these assets in light of this foregoing. We own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we concluded that the carrying value of these two real estate properties will not be fully recoverable, we recorded an impairment of long-lived assets of $49.5 million during May, 2014 and, may in the future be required to record a further impairment of long-lived assets.

In February 2015, the Venezuelan government announced the unification of the SICAD 1 and SICAD 2 foreign exchange systems, into SICAD, with an initial public foreign exchange price of 12 BsF per U.S. dollar. Additionally, on February 10, 2015 it created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange market, which foreign exchange rate should be published daily by the BCV. The first foreign exchange rate was published on February 12, 2015 at 170.039 BsF per U.S. dollar. We are assessing the new regulations and any additional rules that may be established to determine whether they will have any effect on the accounting of the financial position and results of our operations in Venezuela in 2015.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If our access to U.S. dollars becomes widely available at a more unfavorable rate than the rate used in 2014, such us the case may be the new exchange system created recently in February 2015, and we decided to use that alternative mechanism considering that exchange rate as the one applicable for re-measurement, our results of operations, earnings and value of our net assets in Venezuela would be negatively impacted, and we cannot assure that the impact would not be material. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Sensitivity Analysis – Venezuelan Segment. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

Despite the current difficult macroeconomic environment in Venezuela, we continue actively managing, through our Venezuelan subsidiaries, our investment in Venezuela. Regardless the current operating, political and economic conditions in Venezuela, we currently plan to continue supporting our business in Venezuela in the long run.

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

Although economic conditions in one country may differ significantly from another country, we cannot assure that events in one country alone will not adversely affect our business or the market value of, or market for, our common stock.

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

In the first half of 2005, Argentina restructured part of the sovereign debt on which it was in default; however, a number of creditors refused to approve the restructuring and litigation brought by these holdout creditors ensued. This litigation initiated by these holdout creditors has persisted to this day. On June 16, 2014, the U.S. Supreme Court rejected an Argentine appeal and decided to leave in place a lower court ruling in favor of the holdout creditors, which held that the Argentine government is prohibited from making payments on its restructured debt unless it also pays the holdout creditors, who have previously refused to accept its debt restructuring offers, the amount owed to them.

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

The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 93.4%, 94.4% and 93.6% of our net revenues for 2014, 2013 and 2012, respectively, have experienced volatility in the past, particularly against the U.S. dollar. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account, or are expected to account, for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine Peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to high inflation, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

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

We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina, Mexico and Venezuela, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2014, 49.2% of our net revenues were denominated in Brazilian Reais, 27.1% in Argentine Pesos, 10.4% in Venezuelan Bolivares Fuertes, and 6.8% in Mexican Pesos. The foreign currency exchange rates for the full year 2014 relative to 2013 resulted in lower net revenues of approximately $297.4 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $234.5 million. The foreign currency exchange rates for the full year 2013 relative to 2012 resulted in higher net revenues of approximately $60.9 million and an increase in aggregate cost of net revenues and operating expenses of approximately $39.6 million. The abovementioned foreign currency exchange rate effect includes the Venezuelan translation effect discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates—Foreign Currency Translation”. While we have in the past entered into transactions to hedge portions of our foreign currency translation exposure, these transactions are expensive, and, in addition, it is very difficult to perfectly predict or completely eliminate the effects of this exposure. Should the U.S. dollar strengthen relative to the foreign currencies in which we operate, particularly Argentina and Venezuela, our net revenues, operating expenses, and net income will decrease and such decrease may be significant.

Exchange controls implemented by the Argentine Government on the acquisition of U.S. dollars and other foreign currencies could have a material adverse impact on our operations, business, financial condition and results of operations.

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

Our Argentine subsidiary was benefit from a tax holiday which grants such subsidiary relief from 60% of total income tax determined in each year up to September 17, 2014. Mainly for that reason, our Argentine subsidiary’s effective income tax rate for the twelve-month period ended December 31, 2014 and 2013 was 26.9% and 17.7%, respectively, which is significantly lower than the local statutory rate of 35%.

On August 17, 2011, the Argentine government issued a new software development law, which, among other things, would extend our tax holiday for an additional five year period to 2019 and would provide certain other benefits. Under the new software development law, it is likely that our Argentine operation would be taxed at a higher effective income tax rate than we were subject under the previous tax holiday regime, though still below the statutory rate. On September 9, 2013, a regulatory decree was issued establishing new requirements to become a beneficiary of the new software development law. The new decree established compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to qualify for relief under the new software development law. On February 19, 2014, the Argentine industry secretary responsible for establishing the qualifying process under the new software development law issued a resolution that established the mechanism to apply for relief under the new law.

During May 2014, we presented all the required documentation in order to apply for the new software development law. At the date of this report, the Industry Secretary resolution which approves the company’s application is still pending. In the event we are unable to obtain approval for relief under the new software development law until 2015 due to governmental delays, we may be subject to the statutory tax rate of 35% for 2015. In the event our Argentine operations are taxed at the statutory rate in 2015 or future years, our earnings will be negatively impacted.

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

Certain stockholders own a significant percentage of our common stock. As of December 31, 2014, eBay owned approximately 8.1 million shares of our common stock (which represents 18.4% of our outstanding common stock as of December 31, 2014). Certain members of our management team and certain entities established by them for estate planning purposes also hold a significant percentage of our common stock. These stockholders retain the power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders. The interests of these stockholders may conflict with, or differ from, the interests of other holders of our common stock. For example, these stockholders could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock, sell revenue-generating assets or inhibit change of control transactions that benefit other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a substantial number of shares of our common stock, they will significantly influence all our corporate decisions and together with other stockholders may be able to effect or inhibit changes in control of our Company.

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

In addition to the issuance of the convertible notes, we may need to raise additional funds in order to fund more rapid expansion (organically or through strategic acquisitions), to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and the securities that we issue may have rights, preferences and privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. These inabilities could have a material adverse effect on our business, results of operations and financial condition.

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

During 2014, the Company paid quarterly dividends on shares of our common stock throughout the year. Although the Company announced its intention to pay regular quarterly dividends on shares of our common stock in the future, we have not established a minimum dividend payment level and our ability to pay dividends in the future may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends, if any, or to grow our dividends over time.

Requirements associated with being a public company require significant Company resources and management attention.

As a consequence of being a public Company, we are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the other rules and regulations of the SEC and the Nasdaq Global Market. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. If we have a material weakness or significant deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. As a result, our stockholders could lose confidence in our financial reporting, which could harm the trading price of our stock.

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

Risks related to our convertible senior notes

There is no assurance that we will be able to repay our convertible senior notes.

On June 30, 2014, we issued convertible notes due 2019, or the Convertible Notes, in an aggregate principal amount of $330 million. At maturity, we will have to pay the holders of the Convertible Notes the full aggregate principal amount of the Convertible Notes then outstanding.

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

Our principal administrative, marketing and product development facilities are located in our offices in Bogotá, Colombia; City of Buenos Aires and the provinces of Buenos Aires, Córdoba and San Luis, Argentina; Santana do Parnaíba, Brazil; Caracas and Valencia, Venezuela; Mexico City, Mexico; Aguada Park, Uruguay and Santiago de Chile, Chile. Currently, all of our offices are occupied under lease agreements, except for our Argentine and Venezuelan offices. The leases for our facilities provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth. The following table shows the location of our offices and centers, and the expiration date of the leases under which they operate.

City and Country	Facility	Address	Approximate Square Meters	Lease Expiration Date
Bogotá, Colombia	Colombia and TuCarro Colombia operations	Transversal 23 N° 97-73, Piso 4°, Oficina 405, Bogotá D.C., Colombia	622(1)	January 2017

Medellín, Colombia	TuCarro Colombia operation	Carrera 43A No. 1 sur — 100 Oficina 1104 Medellín, Colombia	36(2)	February 2016

City of Buenos Aires, Argentina	Argentina operation	Arias 3751 pisos 5°, 6°, 7°, 8°, 9°, Ciudad de Buenos Aires, Argentina	5,340	N/A

Buenos Aires, Argentina	Corporate headquarters	Av. del Libertador 101 pisos 16°, 17°, 18°, Vicente López, Buenos Aires, Argentina	3,865	N/A

City of Buenos Aires, Argentina	Customer service center	Av. Costanera Rafael Obligado y Gerónimo Salguero, Ciudad de Buenos Aires, Argentina	1,700(1)	June 2016

City of Buenos Aires, Argentina	Customer service center	Av. Leandro N. Alem 518, pisos 10°, 11° y 12°, Ciudad de Buenos Aires, Argentina	2,360	November 2019

City of Buenos Aires, Argentina	Technology development center	Hipólito Yrigoyen 1528/30 pisos 7°, 8°, 9°, 10° y 12°, Ciudad de Buenos Aires, Argentina		October 2015 (7th floor). October 2016 (8th floor). March 2015 (9th floor). August 2015 (10th floor). September 2015 (12th floor).

Buenos Aires, Argentina	Technology development center	Calle 57 Nº 632, piso 7° A, La Plata, Buenos Aires, Argentina		October 2015

Córdoba, Argentina	Technology development center	Av. La Voz del Interior 7000, Córdoba, Argentina	1,095.47(3)	June, 2016

San Luis, Argentina	Technology Development center	Av. Universitaria s/n, Ciudad de la Punta, San Luis, Argentina	842(2)	January 2015

Santiago de Chile, Chile	Chile operation	Rosario Norte 532, Piso 2°, Las Condes Santiago de Chile, Chile		December 2016

Caracas, Venezuela	Venezuela operation	Planta 6 (nivel 8) del Edificio Torre La Castellana, situado entre las Avenidas Eugenio Mendoza y José Ángel Lamas, Urbanización La Castellana, Municipio Chacao del Estado Bolivariano de Miranda, Venezuela	992	N/A

Valencia, Venezuela	TuCarro Venezuela operation	Av. Cementerio, CC Cristal, Torre Cristal (Torre empresarial), piso 4, oficina 4-7, Valencia, Edo. Carabobo, Venezuela	73,30	N/A

Caracas, Venezuela	Property on operating lease	Planta Oficina Nivel Doce (12) del Edificio Bancaracas, situado entre las Avenidas Principal de la Urbanización La Castellana, Avenida San Felipe y Segunda Transversal de la citada urbanización, Municipio Chacao del Estado Bolivariano de Miranda, Venezuela	943,64	N/A

Caracas, Venezuela	Property on operating lease	Av. Blandín, Centro San Ignacio, oficinas TO-P3-03, TO-P3-04, TO-P7-06, TO-P7-09, TO-P8-01, TO-P8-02, TO-P8-03, TO-P8-04, TO-P8-05, TO-P8-06, TO-P8-09 y TO-P8-10, ubicadas en los pisos tres (03) siete (07) y ocho (08) de la Torre Copérnico, Urbanización La Castellana, Municipio Chacao del Estado Bolivariano de Miranda, Venezuela	1,676.56	N/A

Lithia Springs, Georgia, U.S.A.	SAVVIS Data Center	375 Riverside Parkway Suit 150,Lithia Springs, Georgia, 30122.	62	December 2014

Mexico City, Mexico	Mexico operation	Insurgentes Sur No. 1602, 9th Floor, Int. 901 Col, Crédito Constructor, Delegación Benito Juarez, CP 03940, Mexico DF., Mexico	4,227.86(3)	June 2019

Sterling, Virginia, U.S.A.	SAVVIS Data Center	45901 Nokes Blvd., Sterling, Virginia, 20166	253	December 2014

Santana do Parnaíba, Brazil	Brazilian Subsidiary main office — Customer service center	Avenida Marte, 489 — Andar Térreo, 1°, 2° andar — Partes A e B Cep 06541-005 — Santana de Parnaíba, São Paulo, Brazil	4,090(1)	July 2018

Sterling, Virginia, U.S.A.	SAVVIS Data Center	21110 Ridgetop Circle, Sterling, Virginia, 20166	193	December 2015

Aguada Park, Uruguay	Uruguay operation. Customer service center	Edificio1, Zona Franca, Pisos 3, 19 y 20, Oficinas 301, 1901 y 2001, Aguada Park, Montevideo, Uruguay	2,296	October 2021

(1)	This surface includes the area of the office leased and parking spaces.
(2)	This surface corresponds to the area of the office leased and it does not include any parking spaces.
(3)	This surface includes exclusive and common areas.

ITEM 3.	LEGAL PROCEEDINGS

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

As of December 31, 2014, our total reserves for proceeding-related contingencies were approximately $3.0 million to cover legal actions against the Company where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote.

As of December 31, 2014, there were 34 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 715 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2014, there was one claim pending against our Mexican subsidiaries in the Mexican ordinary courts and 60 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2014, there were 651 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of December 31, 2014, there were 2,535 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

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

Litigation

On March 17, 2006, Vintage Denim Ltda., or Vintage, sued our Brazilian subsidiaries MercadoLivre.com Atividades de Internet Ltda. and eBazar.com.br Ltda. in the County of São Paulo, State of São Paulo, Brazil. Vintage requested a preliminary injunction alleging that these subsidiaries were infringing Diesel trademarks and their right of exclusive distribution as a result of sellers listing allegedly counterfeit and original imported Diesel branded clothing through the Brazilian page of our website, pursuant to the Brazilian Industrial Property Law. Vintage sought an order enjoining the sale of Diesel-branded clothing on our platform. A preliminary injunction was granted on April 11, 2006 to prohibit the offer of Diesel-branded products, and a fine for non-compliance was imposed in the amount of approximately $5,300 per defendant per day of non-compliance. We appealed that fine and obtained its suspension in 2006. Because the appeal of the preliminary injunction was overturned, in March of 2007, in June 26 and 27, 2007, Vintage presented petitions alleging our non-compliance with the preliminary injunction granted to Vintage and requested a fine of approximately $3.5 million against our subsidiaries, which represents approximately $5,300 per defendant per day of alleged non-compliance since April 2006. In July 2007, the judge ordered the payment of the fine mandated in the preliminary injunction, without specifying the amount. In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and we appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. Vintage appealed the decision of the State Court of Appeals of the State of São Paulo to the Brazilian Federal Superior Court of Justice. On July 3, 2014, Vintage´s appeal was denied by the Brazilian Federal Superior Court of Justice. On August 12, 2014, Vintage presented an interlocutory appeal to the Brazilian Federal Superior Court of Justice, seeking the Court to review its previous decision. On September 30, 2014 the Brazilian Federal Superior Court of Justice overruled Vintage’s appeal and Vintage did not appeal the decision, therefore the favorable ruling is confirmed. The case was closed at the date of this report.

On March 7, 2007, Xuxa Promoções e Produções Artísticas Ltda., or Xuxa, sued MercadoLivre in the Court of Barra da Tijuca, Rio de Janeiro, State of Rio de Janeiro, Brazil. Xuxa, a popular television personality in Brazil, alleged that counterfeit copies of one of her CDs and of a movie with her participation as an actress (for which she owns the copyright and distribution rights) are being sold on MercadoLivre’s platform, and as such MercadoLivre is infringing her intellectual and property rights. Xuxa seeks an injunction, the establishment of preventive measures, fines, and compensatory and statutory damages. An injunction ordering the removal of any offers of copies of this CD and movie was granted to Xuxa. MercadoLivre presented its defense and appealed the injunction, which appeal is still pending before the Brazilian Federal Superior Court of Justice. As of December 31, 2014 the lower court’s ruling was still pending.

On August 23, 2007, Serasa S.A., (or “Serasa”), sued MercadoLivre, our Brazilian subsidiary, in the Sixth Civil Court of Santo Amaro, City of São Paulo, State of São Paulo, Brazil. Serasa, a company which provides credit-related analysis, information services and data bank and payment habits related to individuals and corporations, alleged that MercadoLivre should be responsible for the sale by its users of allegedly unlawful content and unfair uses of its services and Serasa’s trade name and trademarks. Serasa seeks an injunction, fines, and compensatory damages. On November 5, 2007 a preliminary injunction was granted to Serasa, ordering MercadoLivre (a) to remove any content offering: (i) consultation of Serasa’s database; and (ii) passwords, texts or any material that promises to consult, remove or teach how to remove someone name from Serasa’s database; (b) to prohibit on the website any content similar to the aforementioned; and (c) to provide certain personal data of certain users who have offered such products. In addition to the preliminary injunction, a fine of approximately $5,500 per day of noncompliance was imposed. On December 17, 2007, MercadoLivre presented the information requested. The Company appealed the preliminary injunction to the State Court of São Paulo and presented the defense on January 7, 2008. Serasa replied to MercadoLivre’s appeal on January 30, 2008. On March 26, 2008, MercadoLivre was summoned with a petition presented by Serasa alleging non-compliance with the injunction. MercadoLivre presented its response on March 31, 2008, arguing that it is in full compliance with the injunction. On August 26, 2008 the State Court of São Paulo lifted the prohibition to allow in the Brazilian website any content related to Serasa as established in the injunction but it was not appealed by the plaintiff. On June 5, 2009 the judge declared that MercadoLivre shall not be held liable for the content posted by its users. Nonetheless, the sentence ordered MercadoLivre to remove certain contents related to the plaintiff. Serasa filed a motion for clarification of that decision, which was rejected by the judge. In July 2009, Serasa presented an appeal to the higher court. In August 2009 MercadoLivre presented the response to the appeal. On March 31, 2014 Serasa entered into an agreement with MercadoLivre, becoming a member of MercadoLivre’s Intellectual Property Protection Program, and filling a petition, before the State Court of São Paulo, Brazil, waiving its right to appeal, therefor the case was closed at the date of this report.

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

On October 25, 2007, Iglesia Mesianica Mundial Sekai Kyusei Kio en la Argentina, (or “Iglesia Mesianica”), filed a suit against the Company’s Argentine subsidiary, MercadoLibre S.A. (which changed its name legal to MercadoLibre S.R.L.) (or “MercadoLibre”), in the Thirteenth Civil Court of the City of Buenos Aires, Argentina. Iglesia Mesianica alleged in the complaint that MercadoLibre should be held liable as a result of users selling books that allegedly plagiarized certain Iglesia Mesianica’s books through the Argentine page of MercadoLibre’s website. Iglesia Mesianica seeks monetary damages in the amount of approximately $95,000. The Company presented its defense in May 2008 and also filed a preliminary objection arguing the lack of jurisdiction of the Civil Court and requested that the case should be heard by a Federal Court instead. Iglesia Mesianica responded to the preliminary objection and the court rejected it in September 2010. On November 30, 2011, the court decided to begin with the evidence stage, and ordered the production of the parties’ evidence. As of the date of this annual report, according to the opinion of external legal counsel, the risk of loss of this case is remote.

On February 22, 2008, Nike International Ltd., (or “Nike”), requested a preliminary injunction against the Company’s Argentine subsidiary DeRemate.com de Argentina S.A. (or “DeRemate”), in the Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike alleged that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeited Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted in February 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. DeRemate appealed the decision. In November 2008, the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow on the website of DeRemate any listing related to Nike branded products subject to our requesting certain personal information from users listing those items. On March 25, 2008 Nike sued DeRemate in the same venue, for the same reasons argued in the request preliminary injunction. DeRemate presented its defense on September 11, 2009. On May 27, 2014, the Lower Court Judge issued a ruling considering that DeRemate was not liable for the alleged infringement by sellers’ listings, but it considered that DeRemate was liable for the breach of contract entered into by the parties which established a “notice and take down” procedure. On June 6, 2014, DeRemate filed an appeal. The court’s ruling is still pending. As of the date of this report, according to the opinion of external legal counsel of DeRemate, the risk of loss in this case is reasonably possible, but not probable, and as a result, we have not reserved any provisions for this claim.

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries in the 31st Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, the Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000 per day. On September 26, 2010, the Brazilian subsidiaries presented their defense and appealed the decision of the injunction relief to the State Court of Appeals of São Paulo on September 27, 2010. On October 22, 2010 the injunction granted to Citizen was suspended. On March 23, 2011, the Company’s appeal regarding the injunction granted to Citizen was ruled in favor of the Brazilian subsidiaries. On May 4, 2011, Citizen presented a motion to clarify the decision but it was dismissed on March 14, 2012. On May 28, 2012, the Plaintiff filed a special recourse related to the injunction relief to the State Court of Appeals, and the Brazilian subsidiaries presented their defense on August 16, 2012 which was not admitted. In September 2012, the Plaintiff filed a legal action against the Brazilian subsidiaries with same arguments alleged in the injunction request and seeking for compensatory and statutory damages and defenses were presented on March 20, 2013. On January 9, 2013, Citizen presented a motion to request the appeal to be ruled by the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). On March 1, 2013, the Brazilian subsidiaries presented their response to that appeal. On August 27, 2013, the Brazilian Superior Court of Justice ruled against Citizen’s appeal. The Superior Court of Justice ruled that the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users and that they should comply with the “notice and take down” procedure it already have in place. On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. On December, 19, 2014 Brazilian Federal Supreme Court overruled Citizen’s Extraordinary Appeal, ending the discussion regarding the injunction sought by Citizen which was definitely not granted. On February 19, 2015 the judge presiding the 31st Central Civil Court of the City of São Paulo, State of São Paulo, Brazil ruled the case in its merits totally in favor of the Brazilian subsidiary, stating that MercadoLivre shall not be held responsible for any of Citizen’s pleas and allegations. At the date of this report, Citizen’s deadline to appeal mentioned decision was still open. In the opinion of the Brazilian subsidiaries’ management and its legal counsel the risk of loss is therefore remote.

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009, the Company presented a recourse to the lower court, which was not granted. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. We appealed the decision to the Brazilian Federal Superior Court of Justice. As of the date of this report the we appeal to the Brazilian Federal Superior Court of Justice was still being processed before the State Court of Appeals. In the opinion of our management and our legal counsel the risk of loss is reasonably possible.

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judge ruled in favor of the Company and dismissed the claim against us. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and we presented our response on July 2, 2013. As of December 31, 2014, the Brazilian Superior Court of Justice ruling was still pending. In the opinion our management and our legal counsel, the risk of loss is remote.

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, we presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, we presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, we appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of this report, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, we made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 10.4 million or $3.9 million, according to the exchange rate at December 31, 2014, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of December 31, 2014, the 8th Public Treasury Court of the County of São Paulo ruling was still pending. In the opinion our management and our legal counsel, the risk of loss is remote.

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, we presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, we presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against our appeal. On September 5, 2013, we presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, we filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, we made a deposit in court related to the lawsuit filed, of approximately R$41 million or $15.4 million, according to the exchange rate at December 31, 2014. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 we presented our response to the mentioned defense. As of December 31, 2014, the lower court’s ruling was still pending.

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

On September 2, 2011, the Brazilian Federal tax authority have asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $2.0 million, according to the exchange rate at December 31, 2014. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. On November 21, 2014, the Company appealed to the Superior Administrative Court of Tax Appeals. As of the date of this report the Superior Administrative Court of Tax Appeals ruling was still pending. Our management and our legal counsel believe that the tax position adopted is more likely than not, based on the technical merits of the tax position, that it will be sustained, and as a result, we have not recorded any liability for this claim.

On August 23, 2012, the tax authority of the City of Buenos Aires, Argentina has asserted taxes and fines against MercadoLibre, relating to the Sales Tax for the period 2007-2011 in an approximate amount of AR$3.45 million or $0.4 million, according to the exchange rate as of December 31, 2014. On September 13, 2011 the Company presented administrative recourses against the tax authorities’ claim. On October 29, 2013, the tax authority of the City of Buenos Aires confirmed the taxes and fines asserted against the Argentine subsidiary which was appealed by the Company on November 28, 2013. On December 19, 2014 the tax authority denied the administrative appeal (motion of reconsideration). On February 12, 2015 MercadoLibre appealed that decision by filing a new administrative appeal (hierarchical appeal). Our management and our legal counsel believe that the risk of loss is possible but not probable, and as a result, we have not reserved any provisions for this claim.

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, we presented our defense. On March 24, 2014, we filed an appeal against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. On October 16, 2014, the State Court of Rio Grande do Sul, Brazil, ruled the Interlocutory Appeal in favor of the Brazilian subsidiary, revoking definitely the injunction. As of the date of this report the case merits’ ruling by the 15th Civil Court of Porto Alegre was still pending. In the opinion of our management the risk of losing the case is reasonably possible, but not probable.

On June 13, 2014, the consumer association called “Consumidores Financieros Asociación Civil Para Su Defensa” (“Consumidores Financieros”) filed a class action against the Company’s Argentine subsidiary, MercadoLibre S.R.L. (“MercadoLibre”), in the First Instance National Court on Commercial Matters Number Four of Buenos Aires, Argentina (the “Court”). Consumidores Financieros acts on behalf of customers who have used MercadoPago in Argentina and claims that MercadoLibre has infringed certain consumer provisions of the Consumer Protection Law, mostly related to certain information to be provided to consumers in relation to the transactions performed through MercadoPago by users holding credit cards that are not associated to MercadoLibre’s promotions, and charged them excessive interest rates when users paid by installments. Consumidores Financieros seeks that (i) MercadoLibre provides clear and complete information about the costs of its service MercadoPago in Argentina, (ii) MercadoLibre reimburse users who have used MercadoPago in the last 10 years, an amount equivalent to the difference between the interest rate actually charged by MercadoLibre for the users that pay through MercadoPago by installments and the interest rate set down by the section 36 of the CPA in cases of violation of the duty of information as per section 36 (average annual rate set down by the Argentine Central Bank, which is 26.31% as of the date of this report), (iii) the Court establish the interest rate to be charged in future transactions where users pay by installments, estimate by Consumidores Financieros in twice the interest rate charged by the Banco de la Nación Argentina in commercial transactions (as of the date of this report the doubled interest rate is estimated at 50%), and (iv) condemn MercadoLibre to pay punitive damages on the amount of AR$500 per each transaction performed in alleged violation to section 36 of the CPA. The Company filed its defense on October 3, 2014. As of the date of this report according to the opinion of our management and legal counsel, the risk of MercadoLibre losing the case is remote.

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

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2014, the closing price of our common stock was $127.67 per share. As of February 19, 2015, we had approximately 20 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Market:

	High	Low
2013
1st quarter	$96.73	$79.81
2nd quarter	$128.46	$90.04
3rd quarter	$137.60	$104.30
4th quarter	$145.99	$99.07

2014
1st quarter	$112.88	$87.88
2nd quarter	$99.00	$79.52
3rd quarter	$118.90	$86.25
4th quarter	$144.23	$102.44

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2014.

Dividend Policy

In each of February, May, August and October of 2012, our Board of Directors declared quarterly cash dividends of $4.8 million (or $0.109 per share on our outstanding shares of common stock). The dividends were paid on April 16, July 16, October 15, 2012 and January 15, 2013 to stockholders of record as of the close of business on March 30, June 29, September 28, and December 31, 2012.

In each of February, April, July and October of 2013, our Board of Directors declared quarterly cash dividends of $6.3 million (or $0.143 per share on our outstanding shares of common stock). The dividends were paid on April 15, July 15, October 15, 2013 and January 15, 2014 to stockholders of record as of the close of business on March 29, June 28, September 30, and December 31, 2013.

In each of February, April, July and October of 2014, our Board of Directors declared quarterly cash dividends of $7.3 million (or $0.166 per share on our outstanding shares of common stock). The dividends were paid on April 15, July 15, October 15, 2014 and January 15, 2015 to stockholders of record as of the close of business on March 29, June 30, September 30, and December 31, 2014.

On February 24, 2015, our board of directors declared a quarterly cash dividend of $4.6 million (or $0.103 per share on our outstanding shares of common stock). The dividend is payable on April 15, 2015 to stockholders of record as of the close of business on March 31, 2015.

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

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2014 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on December 31, 2007 through December 31, 2014 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance:

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

	Year Ended December, 31
(in millions)	2014 (*)	2013 (*)	2012 (*)	2011 (*)	2010 (*)
Statement of income data:
Net revenues	$556.5	$472.6	$373.6	$298.9	$216.7
Cost of net revenues	(159.0)	(130.1)	(98.1)	(72.1)	(46.5)

Gross profit	397.6	342.5	275.5	226.9	170.2

Operating expenses:
Product and technology development	(53.6)	(40.9)	(28.6)	(23.3)	(15.9)
Sales and marketing	(111.6)	(90.5)	(72.0)	(65.0)	(48.9)
General and administrative	(62.4)	(57.6)	(45.2)	(38.8)	(30.8)
Impairment of Long-Lived Assets	(49.5)	—	—	—	—

Total operating expenses	(277.1)	(189.0)	(145.9)	(127.1)	(95.6)

Income from operations	120.5	153.5	129.6	99.8	74.6

Other income (expenses):
Interest income and other financial gains	15.3	10.7	11.9	9.9	4.9
Interest expense and other financial charges	(11.7)	(2.4)	(1.1)	(3.6)	(7.6)
Foreign currency (loss) / gain	(2.4)	1.3	0.0	2.4	(0.1)
Other income / (expenses), net	—	(0.0)	(0.2)	0.1	—

Net income before income / asset tax	121.8	163.1	140.2	108.5	71.9

Income / asset tax (expense)	(49.1)	(45.6)	(38.9)	(31.7)	(15.8)

Net income	72.7	117.5	101.3	76.8	56.0

Less: Net Income attributable to Noncontrolling	0.1	0.0	0.1	0.0	—

Net income available to common shareholders	$72.6	$117.5	$101.2	$76.8	$56.0

(*)	The table above may not total due to rounding.

	At December 31,
(in millions)	2014	2013	2012	2011	2010
Balance sheet data:
Total assets	$966.8	$592.4	$478.7	$355.9	$269.7
Long term debt	282.2	2.5	0.1	0.1	0.2
Total liabilities	611.1	244.9	184.9	132.8	98.0
Net assets	355.8	347.5	293.8	223.1	171.7
Redeemable Noncontrolling Interest	—	4.0	4.0	4.0	—
Common stock	0.1	0.1	0.1	0.1	0.1
Equity	355.8	343.5	289.8	219.2	171.7
Cash dividend declared per common share	$0.664	$0.572	$0.436	$0.32	$—

	Year Ended December 31,
	2014	2013	2012	2011	2010
Earnings per share data:
Basic net income available to common stockholders per common share	$1.63	$2.66	$2.30	$1.73	$1.27
Diluted net income per common share	$1.63	$2.66	$2.30	$1.73	$1.27
Weighted average shares(1):
Basic	44,153,884	44,152,600	44,147,861	44,138,397	44,124,018
Diluted	44,153,884	44,152,600	44,149,838	44,151,437	44,146,858

(1) Shares outstanding at December 31, 2014 were 44,154,572.

	Year ended December 31,
(in millions)	2014	2013	2012	2011	2010
Other data:
Number of confirmed registered users at end of period (1)	120.9	99.5	81.5	65.8	52.9
Number of confirmed new registered users during period (2)	21.5	18.0	15.6	12.9	10.3
Gross merchandise volume (3)	$7,081.9	$7,305.3	$5,703.9	$4,820.1	$3,405.9
Number of successful items sold (4)	101.3	83.0	67.4	52.8	39.2
Total payment volume (5)	$3,523.2	$2,497.7	$1,786.7	$1,311.9	$697.5
Total payment transactions (6)	46.3	31.5	23.5	14.3	6.7
Capital expenditures (7)	$76.1	$117.6	$18.1	$24.7	$13.6
Depreciation and amortization	$16.9	$11.9	$8.9	$7.3	$4.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.
(7)	Includes payments for businesses acquired (net of cash acquired), payments of remaining amount from business acquisitions and purchases of intangible assets and property and equipment.

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

Free cash flow is provided to enhance investors’ overall understanding of our current financial performance and our prospects for the future. Specifically, we believe the free cash flow provides useful information to both management and investors by excluding payment for the acquisition of property, equipment, intangible assets and businesses net of cash acquired, that may not be indicative of our core operating results and business outlook. In addition, because we report free cash flows in our earnings release, we believe that the inclusion of this non-GAAP measure provides consistency in our financial reporting.

Free cash flow represents cash from operating activities less payment for the acquisition of property, equipment and intangible assets, businesses net of cash acquired and payments of remaining amount from business acquisitions. MercadoLibre considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after the purchases of property and equipment, of intangible assets and of businesses net of cash acquired, which can then be used to, among other things, invest in MercadoLibre’s business, make strategic acquisitions, and repurchase stock. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the year.

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Years ended December 31, (*)
(In millions)	2014	2013	2012
Net Cash provided by Operating Activities	$196.8	$142.5	$139.9
Payment for acquired business, net of cash acquired	(36.8)	(3.4)	—
Payment of remaining amount from business acquisition	(4.0)	—	—
Purchase of intangible assets	(0.9)	(0.5)	(1.4)
Purchase of property and equipment	(34.4)	(113.8)	(16.7)
Free cash flow	120.7	24.8	121.8

(*)	The table above may not total due to rounding.

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela and the impairment of long-lived assets, because otherwise, the inclusion of these items may not be indicative of the ordinary course of our business. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela and the impairment of long-lived assets not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for each of the years presented.

	Year-ended (**)
	December 31, 2014	December 31, 2013
Net income before income / asset tax expense	$121.8	$163.1
Devaluation loss in Venezuela	17.7	6.4
Impairment of long-lived assets	49.5	—
Adjusted Net income before income / asset tax expense	$189.0	$169.5

Income and asset tax expense	$(49.1)	$(45.6)
Income tax effect on devaluation loss in Venezuela	(12.4)	(0.4	)(1)
Adjusted Income and asset tax	$(61.6)	$(46.0)

Net Income	$72.7	$117.5
Devaluation loss in Venezuela	17.7	6.4
Impairment of long-lived assets	49.5	—
Income tax effect on devaluation loss in Venezuela	(12.4)	(0.4)
Adjusted Net Income	$127.4	$123.5

Weighted average of outstanding common shares	44,153,884	44,152,600
Adjusted Earnings per share	$2.89	$2.80

Adjusted Blended Tax Rate (2)	32.6%	27.1%

(**)	Stated in millions of U.S. dollars. The table above may not total due to rounding.
(1)	Income tax charge related to the Venezuela devaluation under local tax norms.
(2)	Adjusted Income and asset tax over Adjusted Net income before income / asset tax expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the years ended December 31, 2012, 2013, and 2014;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) hosts the largest online commerce platform in Latin America, which is focused on enabling e-commerce and its related services. Our platforms are designed to provide our users with a complete portfolio of services facilitating e-commerce transactions. Additionally we are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views. Additionally, we also operate online commerce platforms in the Dominican Republic, Panama and Portugal.

Through our online commerce platform, we provide buyers and sellers with a robust online commerce environment that fosters the development of a large and growing e-commerce community in Latin America, a region with a population of over 605 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer a technological and commercial solution that addresses the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

We offer our users an eco-system of six related e-commerce services: the MercadoLibre Marketplace, the MercadoLibre Classifieds Service, the MercadoPago payments solution, the MercadoLibre Advertising program, the MercadoShops on-line stores solutions and the MercadoEnvios shipping service.

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

Additionally, during 2010, we launched the MercadoShops online webstores solution. Through MercadoShops users can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and value added services on their webstores.

To close out our suite of e-commerce services, during 2013 and 2014, we launched the MercadoEnvios shipping solution in Brazil, Argentina and Mexico. Through this solution, we offer cost efficient integration with existing logistics and shipping carriers to sellers on our platforms. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers.

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

In September 2011, we acquired 60% of outstanding membership interests of Autopark LLC, a limited liability company organized under the laws of Delaware with 100% ownership of AP Clasificados, an online classified advertisements platform in Mexico primarily dedicated to the sale of vehicles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx. The aggregate purchase price paid in cash was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business. Additionally, in December 2014, we exercised the call option and acquired the remaining 40% of the membership interests in Autopark LLC. The consideration paid was $4.0 million.

In March 2013, we acquired 100% of the equity interests in an Argentine software development company located in the Province of Cordoba, Argentina, for an aggregate purchase price of $3.4 million.

In April 2014, we acquired 100% of the issued and outstanding shares of capital stock of the companies VMK S.A. (Merged with Meli Inversiones Spa on August, 2014), Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platforms dedicated to the sale of real estate in Chile through Portal Inmobiliario brand and in Mexico through Guia de Inmuebles brand. The aggregate purchase price was $ 38.0 million.

In December 2014, we acquired 100% of the equity interests in Business Vision S.A., an Argentine software development company located in the city of Buenos Aires, for an aggregate purchase price of $4.8 million. The objective of this acquisition was to enhance our software development capabilities.

Recent developments

Venezuela Foreign Currency Status

In February 2015, the Venezuelan government announced the unification of the SICAD 1 and SICAD 2 foreign exchange systems, into SICAD, with an initial public foreign exchange price of 12 BsF per U.S. dollar. Additionally, on February 10, 2015 it created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange market, which foreign exchange should be published daily by the BCV. The first foreign exchange rate was published on February 12, 2015 at 170.039 BsF per U.S. dollar. At the date of issuance of this report, we requested U.S. dollars in the SIMADI foreign exchange market and we have not been granted U.S. dollars yet. We are assessing the new regulations and any additional rules that may be established to determine whether they will have any effect on the accounting of the financial position and results of our operations in Venezuela in 2015.

Acquisitions of Software Development Companies in Argentina

On December 15, 2014, the Company completed, through its subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC (collectively referred to as the “Buyer”), the acquisition of 100% of equity interests of Business Vision S.A., a software development company located and organized under the laws of the Buenos Aires City, Argentina. The objective of the acquisition was to enhance the Company`s software development capabilities.

The aggregate purchase price for the acquisition of Business Vision S.A. was $4.8 million, and was composed of: i) $3.8 million in cash, net of $0.1 million of negative working capital adjustments; ii) an escrow amounting to $0.3 million for a 24-month period, aiming to cover unexpected adjustments to the initial aggregate purchase price; and iii) an escrow amounting to $0.7 million, 50% of which will be held in escrow for a twelve months, with the balance held in escrow for 24- months from the closing date.

See further information in Note 6 of the Notes to the Consolidated Financial Statements as of December 31, 2014.

Office Building Acquisition Agreement in Caracas, Venezuela

On October 9, 2014, our Venezuelan subsidiary acquired an office property located in Centro San Ignacio, Caracas, for a total amount of Bs.F. $170.6 million, or approximately $3.4 million. The price of the transaction was paid as follows: i) 50% of the price, or Bs.F. $ 85.3 was paid at the date of signing the memorandum of understanding; ii) 30% of the price, or Bs.F. $ 51.2 million, was paid on October 20, 2014; and iii) the remaining 20% was paid at the moment of transfer of the property ownership.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
(% of total consolidated net revenues) (*)	2014	2013	2012
Brazil	49.2%	43.7%	48.1%
Argentina	27.1	25.8	23.7
Venezuela	10.4	17.9	14.6
Mexico	6.8	6.9	7.2
Other Countries	6.6	5.6	6.4

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,		Change from 2013 to 2014 (*)		Year ended December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$273.6	$206.4	$67.2	32.6%	$206.4	$179.6	$26.8	14.9%
Argentina	150.7	122.1	28.5	23.4	122.1	88.5	33.6	38.0
Venezuela	58.0	84.6	(26.5)	(31.4)	84.6	54.7	29.9	54.7
Mexico	37.7	32.8	4.8	14.7	32.8	27.0	5.9	21.7
Other Countries	36.5	26.7	9.9	37.0	26.7	23.8	2.9	12.1

Total Net Revenues	$556.5	$472.6	$83.9	17.8%	$472.6	$373.6	$99.0	26.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

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

The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31, (*)
Consolidated net revenues by revenue stream	2014	2013	2012
Marketplace	$376.2	$331.3	$262.0
Non-Marketplace (**)	180.4	141.3	111.6

Total	$556.5	$472.6	$373.6

(*)	The table above may not total due to rounding.
(**)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

Revenues from Marketplace transactions are generated from:

•	up-front fees; and

•	final value fees.

For Marketplace services, final value fees representing a percentage of the sale value are charged to the seller once the item is successfully sold. Up-front fees are charged to the seller in exchange for improved exposure of the listings throughout our platform and are not subject to the successful sale of the items listed.

Revenues for the Non-Marketplace services are generated from:

•	financing fees;

•	off-platform payment fees;

•	motors up-front fees;

•	ad sales up-front fees;

•	real estate listings up-front fees;

•	shipping fees;

•	and fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off-Marketplace-platform transactions; and

•	revenues from financing that occur when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our marketplace platform.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three years ended December 31, 2014, 2013 and 2012, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in 13 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.1%, 6.0% and 6.0% of net revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As discussed below in section “Foreign Currency Translation — Venezuelan currency status”, as a consequence of an ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2 on May 16, 2014 we decided to start requesting U.S. dollars through the SICAD 2 mechanism and used the SICAD 2 exchange rate to re-measure the bolivar-denominated monetary assets and liabilities of Venezuelan subsidiaries, and the result of our Venezuelan operations in Bs.F., effective as of May 16, 2014.

In light of the current economic conditions in Venezuela, our determination to access SICAD 2 and re-measure the Bs.F. denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan operations, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of the foregoing. We currently own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current economic conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we have concluded that the carrying value of these two real estate properties will not be fully recoverable, we have recorded an impairment of long-lived assets of $49.5 million during May, 2014.

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

The following table summarizes the composition of our income/asset taxes for the years ended December 31, 2014, 2013 and 2012:

(in millions)	2014 (*)	2013 (*)	2012 (*)
Current:
Foreign	$66.8	$49.5	$39.4

	66.8	49.5	39.4
Deferred:
Federal	0.5	0.8	1.0
Foreign	(18.1)	(4.9)	(1.6)

	(17.6)	(4.1)	(0.6)

	49.1	45.4	38.8

Income Tax:
Foreign asset tax	—	0.2	0.1

	—	0.2	0.1

Income / asset tax expense	$49.1	$45.6	$38.9

(*)	The table above may not total due to rounding.

Seasonality

The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2014
Net Revenues	$115,382,319	$131,849,139	$147,934,895	$161,369,649
Gross profit	83,842,654	95,477,600	104,533,218	113,704,529
Net Income/(loss)	30,327,953	(25,588,478)	33,751,967	34,161,329
Net Income (loss) per share-basic	0.69	(0.58)	0.76	0.76
Net Income (loss) per share-diluted	0.69	(0.58)	0.76	0.76
Weighted average shares
Basic	44,153,818	44,153,892	44,153,892	44,154,412
Diluted	44,153,818	44,182,668	44,153,892	44,154,412

2013
Net Revenues	$102,725,747	$112,183,360	$123,055,431	$134,630,171
Gross profit	74,076,580	81,106,149	88,910,442	98,424,659
Net Income	17,522,591	30,021,018	29,146,247	40,836,407
Net Income per share-basic	0.40	0.67	0.66	0.93
Net Income per share-diluted	0.40	0.67	0.66	0.93
Weighted average shares
Basic	44,151,323	44,152,933	44,152,933	44,153,185
Diluted	44,151,357	44,152,933	44,152,933	44,153,185

2012
Net Revenues	$83,736,006	$88,844,059	$97,266,784	$103,754,645
Gross profit	62,639,709	64,951,178	71,573,179	76,351,784
Net Income	19,637,038	25,394,824	26,067,897	30,246,388
Net Income per share-basic	0.45	0.57	0.59	0.69
Net Income per share-diluted	0.45	0.57	0.59	0.69
Weighted average shares
Basic	44,142,076	44,147,999	44,150,387	44,150,920
Diluted	44,147,796	44,152,133	44,157,321	44,152,895

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

Under this system, known as the SITME (“Foreign Currency Security Transactions System”), entities domiciled in Venezuela could purchase U.S. dollar-denominated securities only through banks authorized by the BCV to import goods, services or capital goods. We began using the SITME rate and started re-measuring foreign currency transactions using the SITME rate published by BCV, which were settled at 5.3 Bs.F. per U.S. dollar.

On February 9, 2013, the BCV eliminated the SITME and devalued the official exchange rate of 5.3 Bs.F. per U.S. dollar that we had used to re-measure our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities to 6.3 Bs.F. per U.S. dollar. The effect of using the then-newly devalued official rate of 6.3 Bs.F. per U.S. dollar generated a foreign currency loss that amounted to approximately $6.4 million in the first quarter of 2013.

On March 19, 2013, the BCV announced the creation of SICAD 1, which acts jointly with the Commission for the Administration of Foreign Exchange Control (“CADIVI”). In order to operate within SICAD 1, a company should be registered at the Registro Automatizado (Automatized Register, or RUSAD). The acquisition of foreign currencies under this system is organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered was 6.3 Bs.F. per U.S. dollar.

During December 2013, the Venezuelan regulation that created SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. As a consequence, SICAD 1 became, from that moment through May 15, 2014, the primary system to which we would have to request U.S. dollars to settle our transactions. As a result, from January 24 to May 15, 2014, the exchange rate we used to re-measure our net monetary asset position and Bs.F. transactions of our Venezuelan operations was the SICAD 1 exchange rate. The average exchange rate under SICAD 1 during the first quarter of 2014 was 10.1 Bs.F. per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that allows the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for the new exchange mechanism in Exchange Agreement N° 27 and, on March 24, 2014 SICAD 2 began operating. Since implementation of the SICAD 1 system, we had been unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2, on May 16, 2014, we started requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system has been an open mechanism that permited any company to request U.S. dollars for any purpose. Consequently, we have been eligible for and have been granted U.S. dollars through the SICAD 2 mechanism (see further developments affecting the SICAD 2 mechanism below).

As a consequence of our determination to obtain U.S. dollars through SICAD 2 and our continued lack of access to SICAD 1, we concluded that the SICAD 2 exchange rate should be used to re-measure the bolivar-denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the results of our Venezuelan operations in Bs.F., effective as of May 16, 2014. In connection with this re-measurement, we recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of December 31, 2014, the SICAD 2 exchange rate was 49.99 Bs.F. per U.S. dollar. The average exchange rate for the year ended December 31, 2014, after giving effect to our move to the SICAD 2 mechanism on May 16, 2014, was 33.94 Bs.F. per U.S. dollar.

In light of the current economic conditions in Venezuela, our determination to access SICAD 2 and re-measure the Bs.F. denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows then expected from our Venezuelan operations, we reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of the foregoing. We currently own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current economic conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we concluded that the carrying value of these two real estate properties will not be fully recoverable, we recorded an impairment of long-lived assets of $49.5 million during May 2014.

In February 2015, the Venezuelan government announced the unification of the SICAD 1 and SICAD 2 foreign exchange systems, into SICAD, with an initial public foreign exchange price of 12 BsF per U.S. dollar. Additionally, on February 10, 2015 it created the “Sistema Marginal de Divisas” (SIMADI), a new foreign exchange market, which foreign exchange rate should be published daily by the BCV. The first foreign exchange rate was published on February 12, 2015 at 170.039 BsF per U.S. dollar. See section “Recent developments” above for further information in relation to the new foreign exchange market.

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

The following table sets forth net revenues for the years ended December 31, 2014, 2013 and 2012 and assets, liabilities and Net Assets of our Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2014 and 2013:

	December 31,
	2014	2013	2012
Venezuelan operations
Net Revenues	$58,025,886	$84,572,485	$54,676,170

	December 31, 2014	December 31, 2013
Assets	75,152,574	126,873,804
Liabilities	(43,358,945)	(62,437,338)

Net Assets	$31,793,629	$64,436,466

As of December 31, 2014, the net assets of our Venezuelan subsidiaries amount to approximately 8.9% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 3.2% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If our access to U.S. dollars becomes widely available at a more unfavorable rate than the rate used in 2014, such us the case may be the new exchange system created recently in February 2015, and we decided to use that alternative mechanism considering that exchange rate as the one applicable for re-measurement, our results of operations, earnings and value of our net assets in Venezuela would be negatively impacted, and we cannot assure that the impact would not be material. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Foreing Currency Sensitivity Analysis – Venezuelan Segment. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

Despite the current difficult macroeconomic environment in Venezuela, we continue actively managing, through our Venezuelan subsidiaries, our investment in Venezuela. Despite the current operating, political and economic conditions and certain other factors in Venezuela, we currently plan to continue supporting our business in Venezuela in the long run.

In November 2013, the Venezuelan Congress approved the new Law of “Costs, Earnings, and Fair Profits” that authorizes Venezuelan government to restrict profit margins and the Venezuelan government has established a profit margin cap of 30% for the private sector. As of the date of this report, the implementing rules for this new law had not been issued. We will assess the potential effects of this new law as the detailed provisions for its implementation are issued.

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

Additionally, during January 2014 the Argentine Peso exchange rate against the U.S. dollar increased by approximately 23%, from 6.52 Argentine Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentine Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets of our Argentine subsidiary decreased by $14.6 million with the related impact in Other Comprehensive Income and we recognized a foreign currency gain of $4.6 million. As of December 31, 2014, the Argentine Peso exchange rate was $8.56 per U.S. dollar.

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

As discussed above in “Foreign Currency Translation — Venezuelan currency status”, as a consequence of an ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2 on May 16, 2014 we decided to start requesting U.S. dollars through the SICAD 2 mechanism and used the SICAD 2 exchange rate to re-measure the bolivar-denominated monetary assets and liabilities of Venezuelan subsidiaries, and the result of our Venezuelan operations in Bs.F., effective as of May 16, 2014.

In light of the current economic conditions in Venezuela, our determination to access SICAD 2 and re-measure the Bs.F. denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan operations, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of the foregoing. We currently own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current economic conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we have concluded that the carrying value of these two real estate properties will not be fully recoverable, we recorded an impairment of long-lived assets of $49.5 million during May 2014.

Goodwill and certain indefinite life trademarks are reviewed for impairment at each year-end or more frequently when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting units carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit. The Company adopted the new guidance to test goodwill and intangible assets with indefinite useful life and, as a consequence, we may perform a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit or such intangible assets are less than their carrying amount, the fair-value based test is applied. For the year ended December 31, 2014, based on the quantitative assessment, the Company determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives are greater than their carrying amount.

For the year ended December 31, 2014, the fair values of the reporting units and the intangible assets with indefinite useful lives were estimated using a combination of the income or discounted cash flows approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 10.3% to 21.0%. The average discount rate used for 2014 was 13.4%. That rate reflected the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis includes a business to e-commerce rate, which represents the growth of e-commerce as a percentage of GDP, Internet penetration rates as well as trends in the Company’s market share.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Item 3—Legal Proceedings,” and in Note 15 to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. At December 31, 2014, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2014 and 2013:

	Year Ended December 31, (*)		Year Ended December 31, (*)
Deferred tax assets	2014	in %	2013	in %
	(in millions, except percentages)		(in millions, except percentages)
DeRemate.com acquisition	$3.8	10.2%	$4.1	18.4%
Brazilian operations	5.0	13.2	4.1	18.3
Foreign tax credits & others domestic deferred tax assets	4.8	12.7	1.0	3.0
Operations in others countries	1.3	3.5	1.4	7.8
Mexican operations	1.6	4.3	0.8	3.7
Chilean operations	1.6	4.4	—	—
Venezuelan operations	11.6	30.8	4.5	20.5
Argentine operations	7.9	20.9	6.3	28.3

Total	$37.6	100.0%	$22.1	100.0%

(*) Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

At December 31, 2014, our deferred tax assets are comprised mainly of allowance for doubtful accounts, foreign exchange effects, payroll and social security payable and provisions, representing 22.0%, 20.0%, 14.4% and 13.2%, respectively of the total deferred tax assets. At December 31, 2013, our deferred tax assets are comprised mainly of allowance for doubtful accounts, payroll and social security payable, provisions and tax loss carryforward, representing 37.1%, 17.9%, 16.1% and 11.1%, respectively of the total deferred tax assets.

The following table summarizes the composition of our deferred tax assets from loss carryforwards for the years ended December 31, 2014 and 2013:

	Year Ended December 31, (*)		Year Ended December 31, (*)
Loss carryforwards	2014	in %	2013	in %
	(in millions, except percentages)		(in millions, except percentages)
DeRemate.com acquisition	$0.1	2.5%	$0.1	4.5%
Brazilian operations	1.0	38.0	1.6	63.6
Mexican operations	0.8	31.8	0.4	17.7
Chilean operations	0.6	22.8	—	—
Domestic loss carryforwards	0.0	0.5	0.1	5.0
Operations in others countries	0.1	4.4	0.2	9.2

Total	$2.6	100.0%	$2.4	100.0%

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

At December 31, 2014 and 2013, our valuation allowance amounted to $4.5 million and $3.1 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2014 and 2013:

	Year Ended December 31, (*)		Year Ended December 31, (*)
Valuation Allowance	2014	in %	2013	in %
	(in millions, except percentages)		(in millions, except percentages)
DeRemate.com acquisition	$0.1	2.0%	$0.2	6.4%
Mexican operations	1.2	25.7	—	—
Argentine operations	3.1	69.5	2.7	86.4
Operations in others countries	0.1	2.7	0.2	7.2

Total	$4.5	100.0%	$3.1	100.0%

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

During the year ended December 31, 2014, we have reduced in $1.4 million the valuation allowance of certain subsidiaries, acquired in 2008. The $3.1 million of valuation allowance in Argentina is a consequence of more restrictive requirements to compute these doubtful accounts as an income tax deduction.

During the year ended December 31, 2013, we have reduced in $0.1 million the valuation allowance of certain subsidiaries, acquired in 2008. The $2.7 million of valuation allowance in Argentina is a consequence of more restrictive requirements to compute these doubtful accounts as an income tax deduction.

As of December 31, 2014 there are $96.7 million of the non-U.S. subsidiaries’ undistributed earnings that have not been considered in calculating deferred income taxes. In determining the amount of non-U.S. subsidiaries undistributed earnings for that calculation, the Company does not consider a portion of the non-U.S. subsidiaries earnings as of December 31, 2014 to be subject to U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in our international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. The Company does not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which the Company is allowed to compute for domestic income tax purposes. The following table sets forth the blended tax rates for 2014, 2013 and 2012:

	Year ended December 31,
(in millions, except percentages)	2014 (*)	2013 (*)	2012 (*)
Income and asset tax expense	$(49.1)	$(45.6)	$(38.9)

As a percentage of income before income and asset tax	40.3%	27.9%	27.7%

(*) Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

Our effective income tax rates for the years ended December 31, 2014, 2013 and 2012, are 54.8%. 30.3% and 28.1%, respectively.

Our blended and effective tax rates for the year ended December 31, 2014 increased significantly as compared to the same period in 2013 mainly due to a significant reduction in net income before tax as resulting from the losses recorded in our Venezuelan subsidiaries during the second quarter of 2014 related to the impairment of long-lived assets and the devaluation of the BsF net asset position in January and May 2014. Such losses are non-deductible for tax purposes. Additionally, our Argentine subsidiaries were beneficiary of a software development law that granted a relief of 60% of income tax, which expired during September 2014 and we expect that we will not benefit from any income tax holiday during last quarter of 2014.

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

The shares granted for the 2008 LTRP were valued at the grant-date fair market value of $36.80 per share. As of December 31, 2014, the Company fully paid the 2008 LTRP.

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

The 2009, 2010, 2011 and 2012 LTRP are paid in eight equal annual installments (12.5% each) commencing on March 31, 2010, March 31, 2011, March 31, 2012 and March 31, 2013, respectively. Each quota is calculated as follows:

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

In May 2013, the Board of Directors, upon the recommendation of the Compensation Committee, approved certain amendments to the 2009, 2010, 2011 and 2012 Long-Term Retention Plans, or the Amended LTRPs, to give the Company (through the approval of the Compensation Committee) the option to pay the compensation due under the Amended LTRPs in cash, common stock or a combination thereof. The Company has granted the right to any Amended LTRP participant to request settlement in cash. The Amended LTRPs have been considered to be a substantive liability and classified accordingly in the balance sheet.

On September 27, 2013 and March 31, 2014, our Board of Directors, upon the recommendation of the Compensation Committee approved the 2013 and 2014 employee retention programs, or 2013 and 2014 LTRP. The awards under 2013 and 2014 LTRP are payable in cash, common stock or a combination thereof, in addition to the annual salary and bonus of each employee. The Company has granted the right to any LTRP participant to request settlement in cash.

The 2013 and 2014 LTRP is paid in six equal annual quotas of 16.67% each, commencing on March 31, 2014 and 2015 respectively. Each quota is calculated as follows:

•	8.333% of the amount is calculated in nominal terms,

•	8.333% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2012 and 2013. The average closing stock price for the 2013 and 2014 LTRP amounted to $79.57 and $118.48.

All 2009, 2010, 2011, 2012, 2013 and 2014 LTRPs (as amended) have performance and/or eligibility conditions to be achieved at each year end and also require the employee to be still employed by the Company at the payment date.

The variable share compensation cost of the 2009, 2010, 2011, 2012, 2013 and 2014 LTRPs (as amended) are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. The 2009, 2010, 2011, 2012, 2013 and 2014 LTRPs nominal basis share are recognized in straight line bases using the equal annual accrual method.

The following tables summarize the accrued compensation expense for 2008, 2009, 2010, 2011, 2012, 2013 and 2014 LTRPs (as amended) accrued compensation expense for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
LTRP 2008	—	—	20,595
LTRP 2009	664,619	1,562,957	587,106
LTRP 2010	930,244	1,611,521	1,006,740
LTRP 2011	1,107,795	1,698,285	1,236,275
LTRP 2012	1,385,407	2,013,011	1,603,142
LTRP 2013	3,935,215	4,759,303	—
LTRP 2014	3,828,335	—	—

	$11,851,615	$11,645,077	$4,453,858

On June 25, 2010, our Board of Directors, upon the recommendation of the Compensation Committee of our board, adopted the 2010 Director Compensation Program, or the 2010 Director Plan, for outside directors. Under the terms of the 2010 Director Plan, starting in 2011, each outside director was entitled to receive the following compensation for services provided as a director of the Company:

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

Under the terms of the 2010 Director Plan, each outside director received an annual fee for services provided to the Company for the periods from June 10, 2010 through June 9, 2011, from June 10, 2011 through June 9, 2012 and from June 10, 2012 through June 9, 2013, payable as follows: (a) a Non-Adjustable Board Service Award, which means a fixed cash payment of $32,436, $37,703 and $43,826, respectively, and (b) an Adjustable Award, which means a fixed cash amount of $43,248, $50,271 and $58,435, respectively, multiplied by the average closing sale price of the Company’s common stock during the last 30-trading day period preceding the date of the next Annual Meeting of Stockholders divided by the average closing sale price of the Company’s common stock during the last 30-trading day period preceding the date of the prior year’s Annual Meeting. The 2010 Director Plan also included a Non-Adjustable Chairman Service Award for services provided to the Company for such periods. Under the terms of the 2010 Director Plan, the Chairman of the Company’s Audit Committee, of the Compensation Committee, of the Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to the existing director compensation for the period from June 10, 2010 through June 9, 2011 amounting to $16,218, $12,974, $5,406 and $10,812, respectively. For the period from June 10, 2011 through June 9, 2012, such annual cash compensation amounted to $18,852, $15,081, $6,284 and $12,568, respectively. For the period from June 10, 2012 through June 9, 2013, such annual compensation amounted to $21,913, $17,531, $7,304 and $14,609, respectively.

On September 27, 2013, our Board of Directors, upon the recommendation of our Compensation Committee, adopted a new director compensation program or “New Director Compensation Program”, that sets compensation for the Company’s outside directors for the period of June 2013 to June 2016. The New Director Compensation Program, which became effective as of June 2013, provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award. The non-adjustable Board service award consists of a fixed cash payment of $50,000. The adjustable Board service award consists of a fixed cash amount of $70,000 multiplied by the quotient of (a) the average closing sale price of our common stock on the NASDAQ Global Market during the 30-trading day period preceding the Annual Meeting of Stockholders to be held during the respective compensation period divided by (b) the average closing sale price of our common stock on The NASDAQ Global Market during the 30-trading day period preceding the prior Annual Meeting of Stockholders. The New Director Compensation Program also includes a non-adjustable chair service award for committee services from June 2013 to June 2016. Under the terms of the New Director Compensation Program, the chair of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $21,913, $17,531, $7,304 and $14,609, respectively.

The total accrued compensation cost related to our outside directors for the years ended December 31, 2014, 2013 and 2012 was the following:

	Year Ended December 31,
	2014	2013	2012
Chairman Fee	61,357	55,858	57,680
Adjustable Award	544,756	575,242	282,703
Non-adjustable Award	358,630	322,538	242,179

	$964,743	$953,638	$582,562

Stock option awards granted under the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “1999 Plan”) are at the discretion of our Board of Directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2014, there are no outstanding options granted under the 1999 Plan. As of December 31, 2014, there were 259,457 shares of common stock available for additional awards under the 1999 Plan.

There were no stock-based compensation expenses related to stock options for the years ended December 31, 2014, 2013 and 2012.

No stock options were granted during the period from January 1, 2007 to December 31, 2014.

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

On January 9, 2015, the FASB issued the ASU 2015-01. This new standard eliminates from general accepted accounting principles the concept of extraordinary items included in Subtopic 225-20. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The adoption of this standard is not expected to have a material impact in our financial statements.

Results of operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

Statement of income data

	Year Ended December 31,
(In millions)	2014 (*)	2013 (*)	2012 (*)
Net revenues	$556.5	$472.6	$373.6
Cost of net revenues	(159.0)	(130.1)	(98.1)

Gross profit	397.6	342.5	275.5
Operating expenses:
Product and technology development	(53.6)	(40.9)	(28.6)
Sales and marketing	(111.6)	(90.5)	(72.0)
General and administrative	(62.4)	(57.6)	(45.2)
Impairment of Long-Lived Assets	(49.5)	—	—

Total operating expenses	(277.1)	(189.0)	(145.9)

Income from operations	120.5	153.5	129.6

Other income (expenses):
Interest income and other financial gains	15.3	10.7	11.9
Interest expense and other financial charges	(11.7)	(2.4)	(1.1)
Foreign currency (loss) / gain	(2.4)	1.3	0.0
Other losses, net	—	(0.0)	(0.2)

Net income before income / asset tax expense	121.8	163.1	140.2

Income / asset tax expense	(49.1)	(45.6)	(38.9)

Net income	$72.7	$117.5	$101.3

Less: Net Income attributable to Noncontrolling	0.1	0.0	0.1

Net income attributable to Mercadolibre, Inc. shareholders	$72.6	$117.5	$101.2

(*) The table above may not total due to rounding.

	Year Ended December 31,
(% of net revenues)	2014 (*)	2013 (*)	2012 (*)
Net revenues	100%	100%	100%
Cost of net revenues	(28.6)	(27.5)	(26.3)

Gross profit	71.4	72.5	73.7
Operating expenses:
Product and technology development	(9.6)	(8.7)	(7.7)
Sales and marketing	(20.1)	(19.1)	(19.3)
General and administrative	(11.2)	(12.2)	(12.1)
Impairment of Long-Lived Assets	(8.9)	—	—

Total operating expenses	(49.8)	(40.0)	(39.0)

Income from operations	21.6	32.5	34.7

Other income (expenses):
Interest income and other financial gains	2.8	2.3	3.2
Interest expense and other financial charges	(2.1)	(0.5)	(0.3)
Foreign currency (loss) / gain	(0.4)	0.3	0.0
Other expenses, net	—	—	—

Net income before income / asset tax expenses	21.9	34.5	37.5

Income / asset tax expense	(8.8)	(9.6)	(10.4)

Net income	13.1	24.9	27.1

Less: Net Income attributable to Noncontrolling	0.0	0.0	0.0

Net income available to common shareholders	13.0%	24.9%	27.1%

(*) Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

Principal trends in results of operations

Growth in net revenues from year to year

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace streams, driven by the strong growth of our key operational metrics. From 2013 to 2014, our successful items sold increased by 22.0% and MercadoPago total payment volume increased by 41.1%. Additionally, our number of confirmed registered users was a 21.6% higher as of December 31, 2014 as compared to the number of confirmed registered users as of December 31, 2013. From 2012 to 2013, our gross merchandise volume increased by 28.1%, our successful items sold increased by 23.2% and MercadoPago total payment volume increased by 39.8%. Additionally, our number of confirmed registered users was a 22.1% higher as of December 31, 2013 as compared to the number of confirmed registered users as of December 31, 2012. Our growth in net revenues was 17.8% from 2013 to 2014 and 26.5% from 2012 to 2013. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic environment, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effects of Argentine and Venezuelan translations of local currencies into U.S. dollar, Venezuelan Government limits to prices and high interest rates in those countries, could cause an experience declining year-to-year net revenues, particularly as measured in U.S. dollars.

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

Our gross profit margins were 71.4% for 2014, 72.5% for 2013 and 73.7% for 2012. In 2014, 2013 and 2012, fluctuations in gross profit margins primarily resulted from the higher penetration of our payment solution into our marketplace, which implies a higher cost of net revenue. In the future, gross profit margins could decline if the cost of net revenues as a percentage of net revenues increases as the penetration of our payment solution grows faster than our marketplace, or if we cannot sustain the economies of scale that we have achieved.

Operating income margins

We have generated and expect to continue generating economies of scale in operating expenses. For the year ended December 31, 2014 as compared to the year ended December 31, 2013 our operating income margin decreased from 32.5% to 21.6% as a consequence of the impairment of long-lived assets recorded during the second quarter of 2014, increases in costs of net revenues, as described in Gross profit margins section above, increases in product and technology development expenses driven by compensation costs and increases in online marketing expenses. For the year ended December 31, 2013 as compared to the year ended December 31, 2012 our operating income margin decreased from 34.7% to 32.5% as a consequence of increases in costs of net revenues, as described in Gross profit margins section above, and increases in product and technology development expenses driven by compensation costs. We anticipate that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point we could continue experiencing decreases in operating income margins.

Decrease in net income

For 2014 our net income decreased 38.2% to $72.7, mainly as a consequence of the impairment of long-lives asset mentioned above. For 2013, our net income grew 16.0% to $117.5 million as a consequence of the above mentioned trends. In 2012 our net income was $101.3 million.

Net revenues

	For the years ended December 31,		Change from 2013 to 2014 (*)		For the years ended December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$556.5	$472.6	$83.9	17.8%	$472.6	$373.6	$99.0	26.5%

As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

	Years ended December 31,		Change from 2013 to 2014 (**)		Years ended December 31,		Change from 2012 to 2013 (**)
Consolidated Net Revenues by revenue stream	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$175.9	$139.9	$36.1	25.8%	$139.9	$121.7	$18.2	14.9%
Non-Marketplace	97.7	66.5	31.2	46.9%	66.5	57.9	8.6	14.8%

	273.6	206.4	67.2	32.6%	206.4	179.6	26.8	14.8%

Argentina
Marketplace	$101.7	$79.9	$21.9	27.4%	$79.9	$62.0	$17.9	28.9%
Non-Marketplace	49.0	42.2	6.7	15.8%	42.2	26.5	15.7	59.1%

	150.7	122.1	28.5	23.4%	122.1	88.5	33.6	38.0%

Venezuela
Marketplace	$52.3	$68.7	$(16.5)	-24.0%	$68.7	$40.8	$27.9	68.3%
Non-Marketplace	5.8	15.9	(10.1)	-63.5%	15.9	13.9	2.0	14.4%

	58.0	84.6	(26.5)	-31.4%	84.6	54.7	29.9	54.8%

Mexico
Marketplace	$25.5	$24.2	$1.3	5.5%	$24.2	$20.2	$4.0	19.8%
Non-Marketplace	12.1	8.6	3.5	40.3%	8.6	6.8	1.8	26.5%

	37.7	32.8	4.8	14.7%	32.8	27.0	5.8	21.5%

Other countries
Marketplace	$20.7	$18.6	$2.1	11.0%	$18.6	$17.3	$1.3	7.5%
Non-Marketplace	15.8	8.1	7.8	97.5%	8.1	6.5	1.6	24.6%

	36.5	26.7	9.9	37.0%	26.7	23.8	2.9	12.2%

Marketplace	376.2	331.3	44.8	13.5%	331.3	262.0	69.2	26.4%
Non-Marketplace (**)	180.4	141.3	39.1	27.7%	141.3	111.6	29.8	26.7%

Total	$556.5	$472.6	$83.9	17.8%	$472.6	$373.6	$99.0	26.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

On a segment basis, our net revenues for the years ended December 31, 2014 and 2013, increased across all geographic segments, except for the Venezuelan segment.

Brazil

Marketplace revenue in Brazil grew 25.8% in the year ended December 31, 2014 as compared to the same period in 2013. The growth was primarily a consequence of an increase in local currency volume of 13.8% and 24.4% increase in our take rate, which we defined as net revenues as a percentage of gross merchandise volume. Those increases were partially offset by a local currency devaluation of 12.6%. The Non-Marketplace business grew 46.9%, a $31.2 million increase, during the same period, mainly driven by an increase in shipping revenues and an increase in the volume of financing transactions offered to our users.

For the year ended December 31, 2013, marketplace revenue of our Brazilian segment grew by 14.9% when compared to the same period in 2012. The increase in our Brazilian marketplace revenue was mainly a consequence of a 18.2% in local currency volume and 9.6% increase in our take rate. The Non-Marketplace business grew by 14.8%, a $8.6 million increase, during the same period, mainly driven by an increase in shipping revenues and an increase in the volume of financing transactions offered to our users.

Argentina

Marketplace revenues of our Argentine segment increased 27.4% for the year ended December 31, 2014 as compared to the same period in 2013, mainly due to a 67.4% increase in local currency volume, which was substantially offset by a 35.1% devaluation of the Argentine peso. The Non-Marketplace business grew 15.8%, a $6.7 million increase, during the same period mainly driven by an increase in the volume of financing transactions offered to our users and in off-platform fees, partially offset by a decrease in the volume of motors and real estate listings.

For the year ended December 31, 2013, marketplace revenues of our Argentine segment grew 28.9% as compared to the same period in 2012, mainly as a consequence of a 47.5% increase in local currency volume, which was partially offset by a 29.7% devaluation of the Argentine peso. The Non-Marketplace business grew 59.1%, a $15.7 million increase, during the same period mainly driven by an increase in the volume of off-platform transactions during the year ended December 31, 2013.

Venezuela

Marketplace revenues of our Venezuelan segment during the year ended December 31, 2014 decreased by approximately 24.0% when compared to the same period in 2013, mainly due to a 693.4% local currency devaluation (see section “Foreign Currency Translation — Venezuelan currency status”), partially offset by a 217.0% increase in local currency volume and a 90.2% increase in our take rate as a consequence of changes in certain caps that we applied to our fees for marketplace transactions. The Non-Marketplace business decreased 63.5%, or $10.1 million during the same period, mainly due to the devaluation mentioned above.

For the year ended December 31, 2013, marketplace revenues of our Venezuelan segment increased in approximately 68.3%, mainly driven by a 125.4% increase in local currency volume partially offset by a 46.5% local currency devaluation. The Non-Marketplace business increased 14.4% or $2.0 million driven by an increase in the volume of motors listing fees.

Mexico

Marketplace revenue in Mexico grew 5.5% during the year ended December 31, 2014 as compared to the same period of 2013. The increase in our Mexican marketplace revenues primarily reflects an 18.5% increase in our take rate as a consequence of changes in certain caps that we applied to our fees for marketplace transactions, partially offset by a 11.6% devaluation of the local currency. The Non-Marketplace business grew 40.3%, a $3.5 million increase, during the same period, driven by an increase in the volume of real estate listings, which was largely a consequence of our second quarter 2014 acquisition of Guia de Inmuebles.com, a website that operates an online classified advertisements platform dedicated to the sale of real estate in Mexico.

For the year ended December 31, 2013, marketplace revenues of our Mexican segment increased by approximately 19.8% when compared to the same period in 2012, mainly driven by a 13.7% increase in our take rate due to changes in certain caps that we applied to our fees for marketplace transactions. The Non-Marketplace business grew 26.5%, a $1.8 million increase, during the same period, driven by an increase in the volume of motors listing fees.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2014
Net revenues	$115.4	$131.8	$147.9	$161.4
Percent change from prior quarter	-14%	14%	12%	9%
2013
Net revenues	$102.7	$112.2	$123.1	$134.7
Percent change from prior quarter	-1%	9%	10%	9%
2012
Net revenues	$83.7	$88.8	$97.3	$103.8
Percent change from prior quarter	-3%	6%	9%	7%

(*) Calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table set forth the growth in net revenues in local currencies for the years ended December 31, 2014 and 2013:

	Changes from
(% of revenue growth in Local Currency)	2013 to 2014	2012 to 2013
Brazil	44.8%	26.7%
Argentina	83.0%	66.5%
Venezuela	202.5%	81.5%
Mexico	19.5%	18.3%
Other Countries	51.6%	14.8%

Total Consolidated	80.7%	42.8%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2013 and applying them to the corresponding months in 2014, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the significant increase in our net revenues is mainly due to higher average selling prices posted by sellers during the year ended December 31, 2014, which we do not control. The increase in average selling prices is a consequence of: (i) an approximately 69% of inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our marketplace.

In the case of Argentina, we have not observed material differences between the rate of inflation and the rate of currency devaluation of the Argentinean Peso against the U.S. dollar during year ended December 31, 2014 as compared to 2013. For more explanation of the revenue growth, see above mentioned disclosures in this section.

Cost of net revenues

	Years ended December 31,		Change from 2013 to 2014 (*)		Years ended December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$159.0	$130.1	$28.9	22.2%	$130.1	$98.1	$32.0	32.6%

As a percentage of net revenues (*)	28.6%	27.5%			27.5%	26.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2014 as compared to the year ended December 31, 2013, the increase of $28.9 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $19.1 million, or 32.8%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of Mercado Pago in those countries. For the year ended December 31, 2014, Total Payments Value (TPV) represents 49.7% of our total Gross Merchandise Volume (GMV) (excluding motor vehicles, vessels, aircraft and real estate) as compared to 34.2% for year ended December 31, 2013; ii) an increase in sales tax amounting to $11.0 million, mainly in Argentina and Brazil, iii) a $1.0 million increase in hosting costs, and iv) a $0.7 million increase in customer support costs. These increases were partially offset by a $2.9 million decrease in certain banking tax related costs in Argentina.

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

Product and technology development

	Years ended December 31,		Change from 2013 to 2014 (*)		Years ended December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$53.6	$40.9	$12.7	31.1%	$40.9	$28.6	$12.3	42.8%

As a percentage of net revenues (*)	9.6%	8.7%			8.7%	7.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2014 as compared to the year ended December 31, 2013, the increase in product and technology development expenses amounted to $12.7 million or 31.1% was primarily attributable to an increase of $4.6 million in salaries due to: i) compensation costs related to the LTRP as a consequence of an increase in the fair market value of our shares; ii) increases in compensation costs related to our 2014 LTRP; and iii) the addition of engineers, as we continue to invest in top quality talent to develop enhancements and new features across our platforms. In addition, for the year ended December 31, 2014 as compared to the same period in 2013, product development expenses grew $4.7 million as a consequence of an increase in maintenance expenses related to the use of cloud computing (AWS), information technology consulting fees, real-time monitoring of our applications and the use of content distribution network (CDN) and other product development expenses. Finally, depreciation and amortization grew during the year ended December 31, 2014 by $3.5 million or 40.0% as compared to the same period in 2013. We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

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

Sales and marketing

	Years ended December 31,		Change from 2013 to 2014 (*)		Years ended December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$111.6	$90.5	$21.1	23.4%	$90.5	$72.0	$18.5	25.7%

As a percentage of net revenues (*)	20.1%	19.1%			19.1%	19.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2014, the $21.1 million increase in sales and marketing expenses when compared to the year ended December 31, 2013 was primarily attributable to: i) an increase of $16.5 million in on line portal deals expenses; ii) an increase in bad debt of $2.9 million, which represented 3.9% of our net revenues for the year ended December 31, 2014 as compared to 4.0% for the year ended December 31, 2013; and iii) a $2.2 million increase in salaries and wages. These increases in sales and marketing expenses were partially offset by a decrease in chargeback expense during the year ended December 31, 2014.

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

General and administrative

	Years ended December 31,		Change from 2013 to 2014 (*)		Years ended December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$62.4	$57.6	$4.8	8.3%	$57.6	$45.2	$12.4	27.4%

As a percentage of net revenues (*)	11.2%	12.2%			12.2%	12.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2014, the $4.8 million increase in general and administrative expenses when compared to the same period in 2013 was primarily attributable to: i) an increase of $2.7 million in salaries and wages; ii) an increase of $0.5 million in outside services, mainly related to tax and others fees; iii) an increase of $0.5 million in office expenses; and iv) a $2.0 million increase in depreciation and amortization expenses. These increases were partially offset by a decrease of $1.2 in other general and administrative expenses.

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

Impairment of Long-Lived Assets

	Years ended December 31,		Change from 2013 to 2014 (*)		Years ended December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$49.5	$—	$49.5	100.0%	$—	$—	$—	0.0%

As a percentage of net revenues (*)	8.9%	0.0%			0.0%	0.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2014 when compared with 2013, the $49.5 million increase was attributable to impairment of two office spaces located in Caracas, Venezuela recorded during the second quarter of 2014 in our Venezuelan subsidiaries.

Other income, net

	Years ended December 31,		Change from 2013 to 2014 (*)		Years ended December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income, net	$1.3	$9.6	$(8.2)	-86.2%	$9.6	$10.6	$(1.0)	-9.4%

As a percentage of net revenues	0.2%	2.0%			2.0%	2.8%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2014, the $8.2 million decrease in other income, net when compared to the same period in 2014, was primarily attributable to a consolidated foreign exchange loss of $2.4 million in 2014 as compared to a $1.3 million gain in the same period in 2013. The foreign exchange loss in Venezuela increased $10.3 million (related to the use of the SICAD 1 exchange rate from January 24 to May 15, 2014 and the use of SICAD 2 exchange rate from May 16, 2014 to December 31, 2014). This increase was partially offset by a $4.0 million increase in foreign exchange gain as a consequence of a devaluation of the local currency in our main locations. Additionally, interest income increased $4.7 million and interest expense increased by $9.3 million due to the Convertible Notes issue on June 30, 2014.

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

Income and asset tax

	Years ended December 31,		Change from 2013 to 2014 (*)		Years ended December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %	2013	2012	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$49.1	$45.6	$3.6	7.8%	$45.6	$38.9	$6.7	17.3%

As a percentage of net revenues (*)	8.8%	9.6%			9.6%	10.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the year ended December 31, 2014, as compared to the same period in 2013, income and asset tax increased by $3.6 million, mainly as a consequence of an increase in taxable income and in permanent differences year over year.

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

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013	2012
Blended tax rate	40.3%	27.9%	27.7%
Effective tax rate	54.8%	30.3%	28.1%

Our blended and effective tax rates for the year ended December 31, 2014 increased significantly as compared to the same period in 2013 mainly due to a significant reduction in net income before tax as resulting from the losses recorded in our Venezuelan subsidiaries during the second quarter of 2014 related to the impairment of long-lived assets and the devaluation of the BsF net asset position in January and May 2014. Such losses are non-deductible for tax purposes. Additionally, our Argentine subsidiaries were beneficiary of a software development law that granted a relief of 60% of income tax, which expired during September 2014 and as we did not received any confirmation to be beneficiary of the new software development law, we did not recorded any income tax holiday during last quarter of 2014.

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

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013	2012
Effective tax rate by country
Argentina	26.9%	17.7%	14.9%
Brazil	33.8%	32.1%	34.8%
Mexico	22.0%	23.8%	30.4%
Venezuela	-50.6%	43.9%	35.5%

Our Argentine subsidiaries were beneficiary of a software development law that grants a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the years ended December 31, 2014 and 2013 are currently lower than the local statutory rate of 35%. If we had not been granted the Argentine tax holiday, our Argentine effective income tax rate would have been higher; however, in that case, we would have pursued an alternative tax planning strategy. On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree was issued, which established the new requirement to become beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law. During May 2014, we presented all the required documentation in order to apply for the new software development law. At the date of this report, the Industry Secretary resolution which approves the company’s application is still pending.

If we are successful in being admitted as beneficiaries under the new law, the income tax relief we obtained up to September 2014 will be reduced, but it is currently estimated that the Argentine effective income tax rate would still be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The increase in our Argentine operation’s effective income tax rate for the year ended December 31, 2014 as compared to the same period in 2013 is due to the income tax holiday that expired in September 2014. As we did not received any confirmation to be beneficiary of the new software development law, we did not recorded any income tax holiday during last quarter of 2014. The increase in our Argentine operation’s effective income tax rate for the year ended December 31, 2013 as compared to the same period in 2012 is a consequence of higher temporary tax differences.

The increase in our Brazilian effective income tax rate for the year ended December 31, 2014 as compared to the same period in 2013 was mainly related to an increase in accounting provisions, which are non-deductible for tax purposes during 2014. For the year ended December 31, 2013, our Brazilian effective income tax rate was lower than the local statutory rate of 34% mainly as a consequence of changes in permanent tax differences.

For the year ended December 31, 2014, our Mexican effective income tax rate was lower than the local statutory rate of 30% due to the consumption of tax losses arising in prior years, which generates lower provisions for income tax. For the year ended December 31, 2013, our Mexican effective income tax rate was lower than the local statutory rate of 30% mainly as a result of changes in temporary and permanent tax differences.

For the year ended December 31, 2014, our Venezuelan negative effective income tax rate was driven by losses recorded during the second quarter of 2014 in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange loss, which generated a net loss before income tax. Such losses are non-deductible for tax purposes and consequently, we recorded an income tax charge even though we generated a net loss before income tax. For the year ended December 31, 2013, our Venezuelan effective income tax rate was significantly higher than the local statutory rate of 34%, mainly due to the impact of the devaluation of the Bolivar Fuerte in February 2013, which is considered a permanent difference for U.S. GAAP reporting purposes.

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

	Year ended December 31, 2014(*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$273,638,197	$150,667,541	$37,668,802	$58,025,886	$36,535,576	$556,536,002
Direct costs	(158,412,078)	(81,273,193)	(24,067,532)	(16,584,667)	(20,163,263)	(300,500,733)
Impairment of Long-lived Assets	—	—	—	(49,495,686)	—	(49,495,686)

Direct contribution	115,226,119	69,394,348	13,601,270	(8,054,467)	16,372,313	206,539,583

Margin	42.1%	46.1%	36.1%	-13.9%	44.8%	37.1%

	Year ended December 31, 2013(*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$206,394,480	$122,123,347	$32,843,482	$84,572,485	$26,660,915	$472,594,709
Direct costs	(119,422,924)	(66,492,770)	(18,558,010)	(29,578,762)	(12,339,112)	(246,391,578)

Direct contribution	86,971,556	55,630,577	14,285,472	54,993,723	14,321,803	226,203,131

Margin	42.1%	45.6%	43.5%	65.0%	53.7%	47.9%

	Change from the year ended December 31, 2013 to December 31, 2014(*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$67,243,717	$28,544,194	$4,825,320	$(26,546,599)	$9,874,661	$83,941,293
in %	32.6%	23.4%	14.7%	-31.4%	37.0%	17.8%
Direct costs
in Dollars	$(38,989,154)	$(14,780,423)	$(5,509,522)	$12,994,095	$(7,824,151)	$(54,109,155)
in %	32.6%	22.2%	29.7%	-43.9%	63.4%	22.0%
Impairment of Long-Lived Assets
in Dollars	$—	$—	$—	$(49,495,686)	$—	$(49,495,686)
in %	0.0%	0.0%	0.0%	100.0%	0.0%	100.0%
Direct contribution
in Dollars	$28,254,563	$13,763,771	$(684,202)	$(63,048,190)	$2,050,510	$(19,663,548)
in %	32.5%	24.7%	-4.8%	-114.6%	14.3%	-8.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Year ended December 31, 2013(*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$206,394,480	$122,123,347	$32,843,482	$84,572,485	$26,660,915	$472,594,709
Direct costs	(119,422,924)	(66,492,770)	(18,558,010)	(29,578,762)	(12,339,112)	(246,391,578)

Direct contribution	86,971,556	55,630,577	14,285,472	54,993,723	14,321,803	226,203,131

Margin	42.1%	45.6%	43.5%	65.0%	53.7%	47.9%

	Year ended December 31, 2012(*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$179,639,592	$88,513,640	$26,987,130	$54,676,170	$23,784,962	$373,601,494
Direct costs	(104,501,652)	(41,841,587)	(14,912,375)	(17,768,989)	(11,458,627)	(190,483,230)

Direct contribution	75,137,940	46,672,053	12,074,755	36,907,181	12,326,335	183,118,264

Margin	41.8%	52.7%	44.7%	67.5%	51.8%	49.0%

	Change from the year ended December 31, 2012 to December 31, 2013(*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$26,754,888	$33,609,707	$5,856,352	$29,896,315	$2,875,953	$98,993,214
in %	14.9%	38.0%	21.7%	54.7%	12.1%	26.5%
Direct costs
in Dollars	$(14,921,272)	$(24,651,183)	$(3,645,635)	$(11,809,773)	$(880,485)	$(55,908,348)
in %	14.3%	58.9%	24.4%	66.5%	7.7%	29.4%
Direct contribution
in Dollars	$11,833,616	$8,958,524	$2,210,717	$18,086,542	$1,995,468	$43,084,867
in %	15.7%	19.2%	18.3%	49.0%	16.2%	23.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the year ended December 31, 2014, 2013 and 2012 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the year ended December 31, 2014 as compared to the same period in 2013, direct costs increased by 32.6%, mainly driven by: i) a 32.1% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of Mercado Pago business and sales tax costs, partially offset by a decrease in our site operation expenses; ii) a 44.5% increase in sales and marketing expenses, mainly due to higher on line portal deals expenses, salaries and wages, and other marketing expenses; iii) a 83.2% increase in product and technology development expenses; and iv) a 3.1% increase in general and administrative expenses, mainly attributable to increases in salaries and wages, partially offset by a decrease in outside services fees.

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

Argentina

For the year ended December 31, 2014 as compared to the same period in 2013, direct costs increased by 22.2%, mainly driven by: i) a 25.7% increase in cost of net revenues mainly attributable to an increase in collection fees, customer support and sales taxes costs, partially offset by a decrease in certain banking tax related costs; ii) a 28.4% increase in sales and marketing expenses, mainly due to higher on line portal deals expenses; iii) a 18.2% decrease in product development; and iv) a 33.1% decrease en general and administrative expenses.

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

Mexico

For the year ended December 31, 2014 as compared to the same period in 2013, direct costs increased by 29.7%, mainly driven by: i) a 24.0% increase in cost of net revenues that was mainly attributable to an increase in collection fees, customer support fees and other costs; ii) a 27.7% increase in sales and marketing expenses that was mainly attributable to higher on line portal deals expense and bad debt; iii) a 87.5% increase in product development primary attributable to an increase in salaries and wages; and iv) a 40.1% increase in general and administrative expenses primary attributable to an increase in salaries and wages.

For the year ended December 31, 2013 as compared to the same period in 2012, direct costs increased by 24.4%, mainly driven by: i) a 37.6% increase in cost of net revenues that was mainly attributable to an increase in customer service and collection fees; and ii) an increase in sales and marketing expenses that was mainly attributable to our new television and radio campaign in Latin America.

Venezuela

During second quarter of 2014, we recorded an impairment of long-lived assets of $49.5 million in our Venezuelan subsidiaries. As a consequence of this loss, the direct contribution of this segment decreased significantly during year ended December 31, 2014 as compared to the same period in 2013.

For the year ended December 31, 2014 as compared to the same period in 2013, the increase in impairment of long-lived assets was partially offset by: i) a 43.9% decrease in costs of net revenues that was mainly attributable to a decrease in customer support fees; ii) a 49.6% decrease in sales and marketing expenses that was mainly attributable to the decreses in bad debt and salary and wages; and iii) a 32.2% decrease in product development.

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

At December 31, 2014, our main source of liquidity, amounting to $372.0 million of cash and cash equivalents and short-term investments and $205.3 million of long-term investments has been provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of December 31, 2014, cash and investments of foreign subsidiaries amounted to $251.6 million or 43.6% of our consolidated cash and investments and approximately 29.6% of our consolidated cash and investments are held outside the U.S., mostly in Brazil, Argentina and Venezuela. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31, (*)
(In millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$196.8	$142.5	$139.9
Investing activities	(322.4)	(78.8)	(84.6)
Financing activities	264.3	(9.2)	(18.0)
Effect of exchange rates on cash and cash equivalents	(55.8)	(15.7)	(3.2)

Net increase in cash and cash equivalents	$82.9	$38.8	$34.1

(*)	The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended December 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$196.8	$142.5	$54.3	38.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $54.3 million increase in net cash provided by operating activities during the year ended December 31, 2014, as compared to the same period in 2013, was primarily driven by a $42.7 million increase in accounts payable and accrued expenses, $13.5 million increase in funds payable to customers, and a $17.1 increase in other assets. These increases in operating cash flow were partially offset by a $18.2 million decrease in credit card receivables and $1.3 million in other liabilities.

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

Net cash used in investing activities

	Years ended December 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(322.4)	$(78.8)	$(243.6)	309.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2014 resulted mainly from purchases of investments of $2,577.1 million partially offset by proceeds from the sale and maturity of investments of $2,330.8 million, as part of our financial strategy. We used $0.9 million in the purchase of intangible assets, $34.4 million in the purchase of property, plant and equipment mainly related to technological equipment and software licenses, $36.8 million to fund the acquisition of Portal Inmobiliario, Guia de Inmuebles.com. and Business Vision S.A., and $4.0 to fund the acquisition of the remaining 40% of the membership interests in Autopark LLC.

	Years ended December 31,		Change from 2012 to 2013 (*)
	2013	2012	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(78.8)	$(84.6)	$(5.8)	-6.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Net cash used in financing activities

	Years ended December 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by / (used in):
Financing activities	$264.3	$(9.2)	$237.5	-2958.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2014, we received $ 321.9 million from the issuance of the Convertible Notes. Additionally, we used $19.7 million for the purchase of the Convertible Note capped call. We used $28.3 million to fund cash dividends paid on January 15, April 15, July 15, and October 15, 2014, $7.7 million for payments of loans payable and other financial liabilities and $ 1.9 million for the repurchase of common stock.

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

As of December 31, 2014, none of the conditions allowing holders of the Notes to convert their notes had been met.

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

The $19.7 million cost of the capped call transactions, which net of deferred income tax effect amounts to $12.8 million, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging—Contracts in Entity’s Own Equity.

Cash Dividends

On January 15, 2014, we paid an aggregate cash dividend for the fourth quarter of 2013 of $6.3 million (or $0.143 per share) on our outstanding shares of common stock held of record as of the close of business on December 31, 2013. On February 22, April 30, and July 30, 2014, our board of directors approved the 2013 first quarter, 2013 second quarter and 2013 third quarter cash dividends, respectively, of $7.3 million (or $0.166 per share) for each quarter on our outstanding shares of common stock. The dividends were paid on April 15, July 15, and October 15, 2014, respectively, to stockholders of record as of the close of business on March 29, June 28, and September 30, 2014, respectively.

On October 31, 2014, the board of directors declared the 2014 fourth quarter cash dividend of $7.3 million (or $0.166 per share), payable to the holders of the Company’s common stock. The dividend was paid on January 15, 2015 to stockholders of record as of the close of business on December 31, 2014.

On February 24, 2015, our board of directors declared a quarterly cash dividend of $4.6 million (or $0.103 per share on our outstanding shares of common stock). The dividend is payable on April 15, 2015 to stockholders of record as of the close of business on March 31, 2015.

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors.

Capital expenditures

Our capital expenditures for the year ended December 31, 2014 and 2013 amounted to $76.1 million and $117.6 million, respectively.

During the year ended December 31, 2014 we invested $3.1 million and $3.4 million in our Argentine and Venezuelan offices respectively, and $22.7 million in Information Technology mainly in Argentina, Brazil and USA.

In April 2014, we acquired 100% of the issued and outstanding shares of capital stock of the companies VMK S.A., Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platforms dedicated to the sale of real estate in Chile through the Portal Inmobiliario brand and in Mexico through the Guia de Inmuebles brand. The aggregate purchase price was $ 38.0 million.

On October 9, 2014, we entered into a memorandum of understanding to acquire an office property located in Centro San Ignacio, La Castellana, Chacao, Caracas, Venezuela, for a total amount of BsF $170.6 million, or approximately $3.4 million. The price of the transaction is paid as follows: i) 50% of the price, or BF$ 85.3 was paid at the date of signing the memorandum of understanding; ii) 30% of the price, or BsF $ 51.2 million, was paid on October 20, 2014; and iii) the remaining 20% was paid at the moment of transfer of the property ownership.

In December 2014, we acquired 100% of the equity interests in Business Vision S.A., an Argentine software development company located in the city of Buenos Aires, for an aggregate purchase price of $4.8 million. Additionally, in December 2014, we exercised the call option and acquired the remaining 40% of the membership interests in Autopark LLC. The consideration paid for this remaining 40% interest was $4.0 million.

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

During the year ended December 31, 2013 we acquired a 100% ownership interest in a software development company located in the Province of Cordoba, Argentina for an aggregate purchase price of $3.4 million.

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

Off-balance sheet arrangements

At December 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Contractual obligations at December 31, 2014 are as follows:

	Payment due by period
(in millions)	Total (*)	Less than 1 year (*)	1 to 3 years (*)	3 to 5 years (*)	More than 5 years(*)
Long-Term Debt Obligations (1)	$367.1	$7.4	$14.9	$344.9	$—
Operating lease obligations (2)	14.9	3.7	3.9	3.6	3.7
Purchase obligations	7.0	5.5	1.5	—	—

Total	$389.1	$16.7	$20.2	$348.5	$3.7

(*)	The table above may not total due to rounding.
(1)	On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of our Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date.
(2)	Includes leases of office space.

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

Foreign currencies

        As of December 31, 2014, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of December 31, 2014, the total cash and cash equivalents denominated in foreign currencies totaled $97.2 million, short-term investments denominated in foreign currencies totaled $58.5 million and accounts receivable and credit cards receivables in foreign currencies totaled $129.2 million. As of December 31, 2014, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of December 31, 2014, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $372.0 million and our U.S. dollar-denominated long-term investments totaled $205.3 million. For the year ended December 31, 2014, we had a consolidated loss on foreign currency of $2.4 million mainly as a consequence of a $16.4 million loss on forex exchange in our Venezuelan subsidiary (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information), partially offset by forex gains as a consequence of a devaluation of the local currency in our main locations.

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

The following table sets forth the percentage of consolidated net revenues by segment for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
(% of total consolidated net revenues) (*)	2014	2013	2012
Brazil	49.2%	43.7%	48.1%
Argentina	27.1	25.8	23.7
Venezuela	10.4	17.9	14.6
Mexico	6.8	6.9	7.2
Other Countries	6.6	5.6	6.4

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2014 and for the year then ended:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$618.1	$556.5	$506.2
Expenses	(484.1)	(436.1)	(396.8)

Income from operations	134.0	120.5	109.4

Other expenses and income tax related to P&L items	(51.3)	(45.5)	(42.1)
Foreign Currency impact related to the remeasurement of our Net Asset position	(3.0)	(2.4)	(1.9)

Net income	79.8	72.7	65.4

Less: Net Income attributable to Noncontrolling Interest	0.1	0.1	0.1

Net income attributable to MercadoLibre, Inc.	79.7	72.6	65.3

Total Shareholders’ Equity	$349.9	$355.8	$318.4

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the year ended December 31, 2014 we did not entered into any such hedging transactions.

Venezuelan Segment

        In accordance with U.S. GAAP, we have transitioned our Venezuelan operations to highly inflationary status as of January 1, 2010 and have been using the U.S. dollar as the functional currency for these operations since then. In accordance with U.S. GAAP, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at December 31, 2010 became the accounting basis for those assets. As of December 31, 2014, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SICAD 2 closing exchange rate of 49.99 BsF per U.S. dollar. As of December 31, 2013, the exchange rate used to re-measure our net monetary assets of our Venezuelan operations was the official exchange rate of 6.30 BsF per U.S. dollar.

The following table sets forth net revenues for the years ended December 31, 2014, 2013 and 2012 and assets, liabilities and Net Assets of our Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2014 and 2013:

	2014	December 31, 2013	2012
Venezuelan operations
Net Revenues	$58,025,886	$84,572,485	$54,676,170

	December 31, 2014	December 31, 2013
Assets	75,152,574	126,873,804
Liabilities	(43,358,945)	(62,437,338)

Net Assets	$31,793,629	$64,436,466

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

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that allows the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for the new exchange mechanism in Exchange Agreement N° 27 and, on March 24, 2014 SICAD 2 began operating. Since implementation of the SICAD 1 system, we had been unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2, on May 16, 2014, we started requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system has been an open mechanism that permited any company to request U.S. dollars for any purpose. Consequently, we have been eligible for and have been granted U.S. dollars through the SICAD 2 mechanism (see further developments affecting the SICAD 2 mechanism below).

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

In light of the current economic conditions in Venezuela, our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan operations, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our current expected use of these assets in light of this foregoing. We currently own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the current conditions, we now intend to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets as real estate market conditions improve. Because we have concluded that the carrying value of these two real estate properties will not be fully recoverable, we recorded an impairment of long-lived assets of $49.5 million during the second quarter of 2014.

In February 2015, the Venezuelan government announced the unification of the SICAD 1 and SICAD 2 foreign exchange systems, into SICAD, with an initial public foreign exchange price of 12 BsF per U.S. dollar. Additionally, on February 10, 2015 it created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange market, which foreign exchange rate should be published daily by the BCV. The first foreign exchange rate was published on February 12, 2015 at 170.039 BsF per U.S. dollar. At the date of issuance of this report, we requested U.S. dollars in the SIMADI foreign exchange market, and we have not been granted U.S. dollars yet. We are assessing the new regulations and any additional rules that may be established to determine whether they will have any effect on the accounting of the financial position and results of our operations in Venezuela in 2015.

Although the mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela have implied and may continue to imply restrictions, and although we are assessing the effects of recently issued new regulations relating to a new exchange market, we do not expect that restrictions to purchase U.S. dollars will have a significant adverse effect on our business plans with regard to the investment in Venezuela.

As a consequence of our determination to obtain U.S. dollars through SICAD 2 and our continued lack of access to SICAD 1, we concluded that the SICAD 2 exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of our Venezuelan operations, effective as of May 16, 2014. In connection with this re-measurement, we recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of December 31, 2014, the SICAD 2 exchange rate was 49.99 BsF per U.S. dollar.

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers an exchange rate of 170 BsF per U.S. dollar starting on January 1, 2014. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming an exchange rate of 170 BsF per U.S. dollar, applied for the period starting on January 1, 2014 to December 31, 2014 and does not include any inflation effect, nor the devaluation impact related to the assumed devaluation or any other effect derived from the assumed devaluation:

	Year Ended December 31, 2014
	Actual (*)	Sensitivity (**)
Net revenues	$58,025,886	$9,360,998
Direct costs	(16,584,667)	(4,080,098)

Direct contribution (1)	$41,441,219	$5,280,900
Direct Contribution Margin % (1)	71.4%	56.4%

(*)	As reported.
(**)	Computing a hypothetical devaluation of the Venezuelan segment from January 1 to December 31, 2014 (170 BsF per U.S. dollar).
(1)	Without including the impairment of long lived assets effect.

We further estimate that, assuming a hypothetical devaluation of our Venezuelan segment to 170 BsF per U.S. dollar at the end of 2014, the carrying value of certain of our real estate investments in Venezuela would not be recoverable and, as a consequence, an additional one-time charge of between approximately $15 million and $20 million would have been recorded. Furthermore, if assuming this same hypothetical devaluation, we would have recognized a foreign exchange loss of between $13 million and $16 million and a deferred income tax gain of between $5.5 million and $7.5 million derived from the loss on foreign exchange related to the revaluation of our U.S. dollar-denominated liabilities.

Despite the continued uncertainty and restrictions relating to foreign currency exchange in Venezuela as described above, we believe that our underlying business in that country is competitively well-positioned and continues to exhibit solid growth, in terms of units sold, even while economic conditions in the Venezuelan economy remain difficult. As economic conditions in that country improve, we expect that our business in Venezuela will benefit accordingly. Although in May 2014 we have experienced a strong devaluation of our business in Venezuela and we are assessing the impact of the new foreign exchange regulations issued in February 2015, we cannot assure you that the BsF will not experience further devaluations in the future, which may be significant and could have a material negative impact on our future financial results for our Venezuela segment and value of our bolivar denominated net assets. However, for the reasons stated at the beginning of this paragraph, we remain strongly committed to our business and investment in Venezuela.

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

Had a hypothetical devaluation of 10% of the Argentinean Peso against the U.S. dollar occurred on December 31, 2014, the reported net assets in our Argentine subsidiaries would have decreased by approximately $7.1 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $1.5 million in our Argentine subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. At December 31, 2014, MercadoPago’s funds receivable from customers totaled $85.2 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities, and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2014, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, is 1.31%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of December 31, 2014 could decrease (increase) by approximately $4.1 million.

As of December 31, 2014, our short-term investments amounted to $148.8 million and our long-term investments amounted to $205.3 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2009, 2010, 2011 and 2012 long-term retention plan (the “2009, 2010, 2011 and 2012 LTRP”, respectively) payable as follows:

•	eligible will receive a fixed cash payment equal to 6.25% of his or her 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus once a year for a period of eight years starting in 2010 and/or 2011 and/or 2012 and/or 2013 (the “2009, 2010, 2011 and 2012 Annual Fixed Payment”, respectively); and

•	on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a cash payment (the “2009, 2010, 2011 and 2012 Variable Payment, respectively”) equal to the product of (i) 6.25% of the applicable 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008, 2009, 2010 and 2011 Stock Price, defined as $13.81, $45.75, $65.41 and $77.77 for the 2009, 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009, 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

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

At December 31, 2014, the total contractual obligation fair value of our 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment LTRP liability amounted to $31.2 million. As of December 31, 2014, the accrued liability related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounted to $21.3 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%.

	As of December 31, 2014
	MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013 and 2014
(In US dollars)	Equity Price	variable LTRP liability
Change in equity price in percentage
40%	178.21	43,614,976
30%	165.48	40,499,621
20%	152.75	37,384,265
10%	140.02	34,268,910
Static(*)	127.29	31,153,554
-10%	114.56	28,038,199
-20%	101.83	24,922,843
-30%	89.10	21,807,488
-40%	76.38	18,692,133

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)-(1) of this report are included elsewhere in this report and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our board of directors.

In line with the response of the Securities and Exchange Commission to the Question N° 3 of the Frequently Asked Questions regarding Management´s Report on Internal Control Over Financial Reporting, Management excluded from its assessment the internal control over financial reporting at VMK S.A., Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies acquired on April 8, 2014 (VMK S.A. was merged with Meli Inversiones SpA on August 22, 2014) and Business Vision S.A., company acquired on December 15, 2014. Their financial statements constitute the following percentages of the consolidated financial statement accounts as of and for the year ended December 31, 2014:

	% of Net Revenues	% of Net Income	% of Assets
Meli Inversiones SpA	1,89%	0,66%	4,15%
Business Vision S.A.	0,03%	0,12%	0,13%

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

Information on our directors and executive officers and the audit committee and nominating and corporate governance committee of our board of directors is incorporated by reference from our Proxy Statement (under the headings “Proposal One” “Information on Our Board of Directors and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers”) to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information presented under the headings “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2015 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information presented under the headings “Beneficial Ownership of Our Common Stock” in our 2015 Proxy Statement to be filed with the SEC is incorporated herein by reference.

The following table represents information as of December 31, 2014 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	259,457

Total	—	—	259,457

(1)	Represents our 2009 Equity Compensation which was approved by our stockholders on June 10, 2009

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

The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Directors and Corporate Governance” in our 2015 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Ratification of Independent Registered Public Accounting Firm” in our 2015 Proxy Statement to be filed with the SEC is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in this report:

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Exhibit Title

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (3)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

4.03	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (17)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Employment Agreements with Officers. (2)

10.05	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (3)

10.06	2009 Equity Compensation Plan (5)

10.07	2008 Long-Term Retention Plan (4)

10.08	2009 Long-Term Retention Plan (4)

10.09	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (6)

10.10	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda. (6)

10.11	Agreement dated June 2, 2011 entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450 C.A., to acquire an office property in Caracas, Venezuela (7)

10.12	2010 Long-Term Retention Plan. (8)

10.13	2011 Long-Term Retention Plan. (9)

10.14	2012 Long-Term Retention Plan. (10)

10.15	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (11)

10.16	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A. (12)

10.17	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C. (12)

10.18	Amended and Restated 2009 Long-Term Retention Plan (13)

10.19	Amended and Restated 2010 Long-Term Retention Plan (13)

10.20	Amended and Restated 2011 Long-Term Retention Plan (13)

10.21	Amended and Restated 2012 Long-Term Retention Plan (13)

10.22	2013 Long-Term Retention Plan (14)

10.23	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A. (15)

10.24	2014 Long-Term Retention Plan (16)

10.25	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (18)

10.26	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (10)

10.27	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (20)

10.28	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (21)

10.29	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (22)

10.30	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (23)

10.31	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (24)

10.32	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (25)

10.33	Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein (26)

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm*

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2009
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 2009
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 29, 2010
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2011
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2012
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2013
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2013
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on April 2, 2014
(17)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(21)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(22)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(23)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(24)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(25)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(26)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report in Form 8-K filed on June 30, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin Chief Executive Officer Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/s/ Mario Vazquez Mario Vazquez	Director	February 27, 2015

/s/ Susan Segal Susan Segal	Director	February 27, 2015

/s/ Michael Spence Michael Spence	Director	February 27, 2015

/s/ Verónica Allende Serra Veronica Allende Serra	Director	February 27, 2015

/s/ Nicolás Galperin Nicolás Galperin	Director	February 27, 2015

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 27, 2015

/s/ Meyer Malka Meyer Malka	Director	February 27, 2015

/s/ Javier Olivan Javier Olivan	Director	February 27, 2015

/s/ Roberto Balls Sallouti Roberto Balls Sallouti	Director	February 27, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for Registrant’s Common Stock (3)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

4.03	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (17)

10.01	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Employment Agreements with Officers. (2)

10.05	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (3)

10.06	2009 Equity Compensation Plan (5)

10.07	2008 Long-Term Retention Plan (4)

10.08	2009 Long-Term Retention Plan (4)

10.09	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (6)

10.10	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda. (6)

10.11	Agreement dated June 2, 2011 entered into by MercadoLibre Venezuela S.A. a subsidiary of MercadoLibre, Inc. with Inversiones 1182450 C.A., to acquire an office property in Caracas, Venezuela (7)

10.12	2010 Long-Term Retention Plan. (8)

10.13	2011 Long-Term Retention Plan. (9)

10.14	2012 Long-Term Retention Plan. (10)

10.15	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (11)

10.16	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A. (12)

10.17	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C. (12)

10.18	Amended and Restated 2009 Long-Term Retention Plan (13)

10.19	Amended and Restated 2010 Long-Term Retention Plan (13)

10.20	Amended and Restated 2011 Long-Term Retention Plan (13)

10.21	Amended and Restated 2012 Long-Term Retention Plan (13)

10.22	2013 Long-Term Retention Plan (14)

10.23	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A. (15)

10.24	2014 Long-Term Retention Plan (16)

10.25	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (18)

10.26	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (10)

10.27	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (20)

10.28	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (21)

10.29	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (22)

10.30	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (23)

10.31	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (24)

10.32	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (25)

10.33	Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein (26)

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm*

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2009
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 11, 2009
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 29, 2010
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2011
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2012
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2013
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2013
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on April 2, 2014
(17)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(21)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(22)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(23)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(24)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(25)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report in Form 8-K filed on June 30, 2014
(26)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report in Form 8-K filed on June 30, 2014

MercadoLibre, Inc.

Consolidated Financial Statements

as of December 31, 2014 and 2013

and for the three years in the period

ended December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of MercadoLibre, Inc.

City of Buenos Aires, Argentina

We have audited the accompanying consolidated balance sheets of MercadoLibre, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control over Financial Reporting, Management excluded from its assessment the internal control over financial reporting at Meli Inversiones SpA (the company VMK S.A. was acquired on April 8, 2014 and merged into Meli Inversiones SpA on August 22, 2014) and Business Vision S.A. (which was acquired on December 15, 2014), whose financial statements constitute approximately 4% of assets and 2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Meli Inversiones SpA or BusinessVision S.A. The Company’s Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

City of Buenos Aires, Argentina

February 27, 2015

DELOITTE & Co. S.A.

/s/ Alberto Lopez Carnabucci

Partner

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$223,144,226	$140,285,104
Short-term investments	148,809,539	76,593,214
Accounts receivable, net	46,672,495	25,884,260
Credit cards receivables, net	85,162,276	52,045,851
Prepaid expenses	3,457,693	3,836,081
Deferred tax assets	11,519,522	16,030,880
Other assets	13,984,467	11,488,845

Total current assets	532,750,218	326,164,235
Non-current assets:
Long-term investments	205,265,042	45,719,737
Property and equipment, net	91,544,836	131,371,909
Goodwill	68,828,504	55,101,218
Intangible assets, net	23,171,349	6,591,585
Deferred tax assets	21,553,696	3,014,905
Other assets	23,734,090	24,399,184

Total non-current assets	434,097,517	266,198,538

Total assets	$966,847,735	$592,362,773

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$58,005,734	$34,405,333
Funds payable to customers	165,033,797	129,038,663
Salaries and social security payable	28,777,045	23,182,811
Taxes payable	26,012,849	17,854,110
Loans payable and other financial liabilities	1,641,646	13,370,823
Deferred tax liabilities	1,644,706	—
Other liabilities	4,176,830	—
Dividends payable	7,329,546	6,313,869

Total current liabilities	292,622,153	224,165,609
Non-current liabilities:
Salaries and social security payable	11,326,318	9,185,269
Loans payable and other financial liabilities	282,184,331	2,489,819
Deferred tax liabilities	18,745,855	5,339,359
Other liabilities	6,180,668	3,699,109

Total non-current liabilities	318,437,172	20,713,556

Total liabilities	$611,059,325	$244,879,165

Commitments and contingencies (Note 15)

Redeemable noncontrolling interest	$—	$4,000,000

Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized, 44,154,572 and 44,153,473 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	$44,154	$44,153
Additional paid-in capital	137,644,989	121,562,193
Treasury stock	—	(1,012,216)
Retained earnings	353,173,098	310,345,448
Accumulated other comprehensive loss	(135,073,831)	(87,455,970)

Total Equity	355,788,410	343,483,608

Total Liabilities, Redeemable Noncontrolling Interest and Equity	$966,847,735	$592,362,773

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
Net revenues	$556,536,002	$472,594,709	$373,601,494
Cost of net revenues	(158,978,001)	(130,076,879)	(98,085,644)

Gross profit	397,558,001	342,517,830	275,515,850

Operating expenses:
Product and technology development	(53,599,639)	(40,888,139)	(28,626,880)
Sales and marketing	(111,627,304)	(90,484,296)	(72,002,954)
General and administrative	(62,364,509)	(57,606,340)	(45,228,145)
Impairment of Long-Lived Assets	(49,495,686)	—	—

Total operating expenses	(277,087,138)	(188,978,775)	(145,857,979)

Income from operations	120,470,863	153,539,055	129,657,871

Other income (expenses):
Interest income and other financial gains	15,335,853	10,668,593	11,877,375
Interest expense and other financial losses	(11,659,356)	(2,355,929)	(1,138,379)
Foreign currency (loss) / gain	(2,351,539)	1,258,476	11,597
Other losses net	—	(751)	(190,938)

Net income before income / asset tax expense	121,795,821	163,109,444	140,217,526

Income / asset tax expense	(49,143,050)	(45,583,181)	(38,871,379)

Net income	$72,652,771	$117,526,263	$101,346,147

Less: Net Income attributable to Redeemable Noncontrolling Interest	72,220	18,825	98,849

Net income attributable to MercadoLibre, Inc. shareholders	$72,580,551	$117,507,438	$101,247,298

	Year Ended December 31,
	2014	2013	2012
Basic EPS
Basic net income attributable to MercadoLibre, Inc. Shareholders per common share	$1.63	$2.66	$2.30
Weighted average of outstanding common shares	44,153,884	44,152,600	44,147,861

Diluted EPS
Diluted net income attributable to MercadoLibre, Inc. Shareholders per common share	$1.63	$2.66	$2.30

Weighted average of outstanding common shares	44,153,884	44,152,600	44,149,838

Cash Dividends declared	0.664	0.572	0.436

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
Net income	$72,652,771	$117,526,263	$101,346,147

Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(47,214,002)	(37,971,615)	(11,319,211)
Unrealized net (losses) gains on available for sale investments	(378,392)	25,467	759,564
Less: reclassification adjustment for gains on available for sale investments included in net income	25,467	759,564	924,657

Net change in accumulated other comprehensive loss, net of income tax	(47,617,861)	(38,705,712)	(11,484,304)

Total comprehensive income	$25,034,910	$78,820,551	$89,861,843

Less: Comprehensive (loss) income attributable to Redeemable Noncontrolling Interest	(332,065)	(14,045)	354,327

Comprehensive income attributable to MercadoLibre, Inc. Shareholders	$25,366,975	$78,834,596	$89,507,516

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2014, 2013 and 2012

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2011	44,142,020	$44,142	$120,452,032	$—	$135,726,188	$(37,043,346)	$219,179,016

Stock options exercised	3,800	4	5,696	—	—	—	5,700
Stock-based compensation	—	—	11,036	—	—	—	11,036
Dividend distribution	—	—	—	—	(19,249,040)	—	(19,249,040)
LTRP shares issued	5,100	5	(5)	—	—	—
Change in redeemable amount of noncontrolling interest	—	—	—	—	359,398	—	359,398
Net income	—	—	—	—	101,247,298	—	101,247,298
Other comprehensive loss	—	—	—	—	—	(11,739,782)	(11,739,782)

Balance as of December 31, 2012	44,150,920	$44,151	$120,468,759	$—	$218,083,844	$(48,783,128)	$289,813,626

Stock options exercised	2,013	2	3,018	—	—	—	3,020
Stock-based compensation	540	—	58,492	—	—	—	58,492
Dividend distribution	—	—	—	—	(25,255,478)	—	(25,255,478)
LTRP shares issued	9,003	9	1,031,924	—	—	—	1,031,933
Common Stock repurchased	(9,003)	(9)	—	(1,012,216)	—	—	(1,012,225)
Change in redeemable amount of noncontrolling interest	—	—	—	—	9,644	—	9,644
Net income	—	—	—	—	117,507,438	—	117,507,438
Other comprehensive loss	—	—	—	—	—	(38,672,842)	(38,672,842)

Balance as of December 31, 2013	44,153,473	$44,153	$121,562,193	$(1,012,216)	$310,345,448	$(87,455,970)	$343,483,608

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2014, 2013 and 2012

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2013	44,153,473	$44,153	$121,562,193	$(1,012,216)	$310,345,448	$(87,455,970)	$343,483,608

Stock-based compensation	1,099	1	117,782	—	—	—	117,783
Dividend distribution	—	—	—	—	(29,318,184)	—	(29,318,184)
LTRP shares issued	20,749	—	1,930,119	—	—	—	1,930,119
Common Stock repurchased	(20,749)	—	(2,955,900)	1,012,216	—	—	(1,943,684)
Convertible Notes – Equity component	—	—	29,774,995	—	—	—	29,774,995
Capped call	—	—	(12,784,200)	—	—	—	(12,784,200)
Change in redeemable amount of noncontrolling interest	—	—	—	—	(434,717)	—	(434,717)
Net income	—	—	—	—	72,580,551	—	72,580,551
Other comprehensive loss	—	—	—	—	—	(47,617,861)	(47,617,861)

Balance as of December 31, 2014	44,154,572	$44,154	$137,644,989	$—	$353,173,098	$(135,073,831)	$355,788,410

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$72,580,551	$117,507,438	$101,247,298
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to Redeemable Noncontrolling Interest	72,220	18,825	98,849
Net Devaluation Loss in Venezuela and Argentina	13,808,146	6,420,929	—
Impairment of Long-Lived Assets	49,495,686	—	—
Depreciation and amortization	16,946,897	11,878,565	8,959,293
Accrued interest	(9,028,868)	(9,882,991)	(7,630,203)
Convertible bonds accrued interest and amortization of debt discount	7,874,295	—	—
LTRP accrued compensation	11,851,615	11,645,077	4,442,822
Deferred income taxes	(20,236,973)	(7,847,513)	(492,362)
Changes in assets and liabilities:
Accounts receivable	(36,119,868)	(22,764,177)	(8,651,951)
Credit Card Receivables	(45,520,887)	(27,315,403)	(15,570,142)
Prepaid expenses	(157,324)	(2,074,543)	(898,959)
Other assets	(5,981,661)	(23,127,493)	(5,809,218)
Accounts payable and accrued expenses	68,780,586	26,037,488	18,061,683
Funds payable to customers	61,072,045	47,557,504	39,889,201
Other liabilities	1,675,258	2,986,452	1,153,610
Interest received from investments	9,681,566	11,473,203	5,091,468

Net cash provided by operating activities	196,793,284	142,513,361	139,891,389

Cash flows from investing activities:
Purchase of investments	(2,577,130,038)	(1,135,940,553)	(539,355,434)
Proceeds from sale and maturity of investments	2,330,835,825	1,174,789,615	472,871,652
Payment for acquired businesses, net of cash acquired	(36,814,136)	(3,423,439)	—
Payment of remaining amount from business acquisition	(4,000,000)	—	—
Purchases of intangible assets	(856,948)	(458,804)	(1,390,654)
Purchases of property and equipment	(34,425,957)	(113,755,566)	(16,747,746)

Net cash used in investing activities	(322,391,254)	(78,788,747)	(84,622,182)

Cash flows from financing activities:
Funds received from the issuance of convertible notes	330,000,000	—	—
Transaction costs from the issuance of convertible notes	(8,083,625)	—	—
Purchase of convertible note capped call	(19,668,000)	—	—
Loans payable and other financial liabilities	—	31,453,613	—
Payments on loans payable and other financial liabilities	(7,704,636)	(15,936,551)	—
Dividends paid	(28,302,507)	(23,754,005)	(17,968,004)
Repurchase of Common Stock	(1,944,307)	(1,012,225)	—
Stock options exercised	—	3,020	5,700

Net cash provided by (used in) financing activities	264,296,925	(9,246,148)	(17,962,304)

Effect of exchange rate changes on cash and cash equivalents	(55,839,833)	(15,682,364)	(3,199,578)

Net increase in cash and cash equivalents	82,859,122	38,796,102	34,107,325
Cash and cash equivalents, beginning of the year	140,285,104	101,489,002	67,381,677

Cash and cash equivalents, end of the year	$223,144,226	$140,285,104	$101,489,002

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
Supplemental cash flow information:
Cash paid for interest	$4,750,706	$657,776	$68,916
Cash paid for income and asset taxes	$67,661,966	$55,995,590	$38,837,721

Non-cash financing activities:
Stock based compensation	$117,782	$58,492	$—
LTRP shares issued	$1,930,119	$1,031,933	$—

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$5,806,703	$—	$—

	2014(1)	2013(2)	2012
Acquisition of business
Cash and cash equivalents	$1,102,169	$31,058	$—
Accounts receivable	5,931,787	537,706	—
Tax credits	813,637	—	—
Other current assets	19,033	14,674	—
Non current assets	236,397	94,367	—
Fixed assets	564,323	5,800	—

Total assets acquired	8,667,346	683,605	—

Accounts payable and accrued expenses	4,371,584	143,071	—
Financial liabilities	2,159,797	—
Taxes payable	71,265	179,545	—
Payroll and social security payable	526,809	123,098	—

Total liabilities assumed	7,129,455	445,714	—

Net assets acquired	1,537,891	237,891	—

Goodwill, Identifiable Intangible Assets and deferred tax liabilities	21,193,054	2,668,661	—
Trademarks	7,577,000	—	—
Customer lists	10,988,868	—	—
Software	446,625	—
Non Solicitation Agreement	1,014,976	—	—
Escrow for employment relationship	—	547,945	—

Total purchase price	42,758,414	3,454,497	—

Cash and cash equivalents acquired	1,102,169	31,058	—

Payment for acquired businesses, net of cash acquired	$41,656,245	$3,423,439	$—

(1)	Related to the acquisition of software development company and Mexican and Chilean classified web site—see Note 6
(2)	Related to the acquisition of software development company—See Note 6

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

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

As of December 31, 2014, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A. During April 2014 the Company acquired online real estate classifieds advertisement companies in Chile and Mexico, and in December 2014, a software development company in Argentina (see Note 6 for further details).

MercadoPago is currently available to users in each of Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

MercadoEnvios is currently available to users in Argentina, Brazil and Mexico.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.7%, 99.6% and 99.5% of the consolidated amounts during 2014, 2013 and 2012, respectively. Long-lived assets and Goodwill located in the foreign operations totaled $170,147,135 and $183,922,432 as of December 31, 2014 and 2013, respectively.

Cash and cash equivalents, short-term and long-term investments, amounted to $577,218,807 and $262,598,055 as of December 31, 2014 and 2013, respectively. As of December 31, 2014 those assets are located 71% in the United States of America and 29% in foreign locations, mainly in Brazil, Argentina and Venezuela. As of December 31, 2013 those assets are located 39% in the United States of America and 61% in foreign locations, mainly in Brazil, Argentina and Venezuela.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts and chargeback provisions, depreciation, amortization, recoverability of goodwill and intangible assets with indefinite useful lives, useful lives and impairment of long-lived assets, impairment of short-term and long-term investments, compensation costs relating to the Company’s long term retention plan, recognition of income taxes and contingencies. Actual results could differ from those estimates.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to debt securities, this assessment takes into account the intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and if the Company does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). The Company did not recognize any other-than-temporary impairment on our investments in 2014, 2013, or 2012.

Cash, money market funds, corporate and sovereign debt securities and certain certificates of deposits are valued at fair value. Deposits in bank accounts, accounts receivables, credit cards receivables, prepaid expenses, other assets, accounts payables, funds payable to customers, payroll and social security payables, taxes payables, loans and provisions and other liabilities, are valued at cost plus accrued interest (when applicable) which approximates their fair value because of its short-term maturity. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.

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

During the years ended December 31, 2014, 2013 and 2012, no single customer accounted for more than 5% of net revenues. As of December 31, 2014 and 2013, no single customer accounted for more than 5% of accounts receivables.

Allowances for doubtful accounts

The Company maintains allowances for doubtful accounts, for management’s estimate of probable losses that may result if customers do not make the required payments. Allowances are based upon several factors including, but not limited to, historical experience and the current aging of customers.

The Company writes-off receivables when the customer balance becomes 180 days past due.

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

As of December 31, 2014 and 2013, there are no past due credit cards receivables.

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

Transfer of financial assets

The Company may sell credit cards coupons to financial institutions, included within “Credit cards receivables”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. As of December 31, 2014 and 2013, there is no continuing involvement with transferred financial assets. The aggregate amount of pre-tax gain included in net revenue recognized on sale of credit card coupons is $71,409,155, $49,735,842 and $39,502,228, for the years ended December 31, 2014, 2013 and 2012, respectively.

Property and equipment, net

Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. As of December 31, 2014 and 2013, the Company capitalized $7,036,816 and $5,387,385, respectively.

In April 2013, the Company through its Argentine subsidiary acquired three floors or 3,918 square meters in a new office building located in Buenos Aires for a total amount of $18,481,024 plus VAT. The price was paid in Argentine pesos. As of December 31, 2013, the Company had fully paid: i) $495,453 plus VAT in advance; ii) $3,184,580 plus VAT at the date of signing of the purchase agreement and iii) $14,800,991 plus VAT.

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

Property and equipment, net (Continued)

and the balance of approximately BF$85,115,000, or $13,510,317, pursuant to an unsecured line of credit. The unsecured line of credit had a 12-month term and was obtained from a Venezuelan bank at a fixed interest rate of 13% per annum. As of December 31, 2014, the loan was fully paid.

On October 9, 2014, the Company through its Venezuelan subsidiary acquired an office property located in Centro San Ignacio, Caracas, for a total amount of BF$170.6 million, or approximately $3.4 million. The price of the transaction was paid with own funds as follows: i) 50% of the price, or BF$ 85.3 million was paid at the date of signing the memorandum of understanding; ii) 30% of the price, or BF$ 51.2 million, was paid on October 20, 2014; and iii) the remaining 20% was paid at the moment of transfer of the property ownership.

Those buildings, excluding lands, are depreciated from the date when they were ready to be used, using the straight-line depreciation method over a 50-year depreciable life.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination.

Intangible assets consist of customer lists, trademarks, licenses, software, non-solicitation and non-compete agreements acquired in business combinations and valued at fair value at the acquisition date. Intangible assets with definite useful life are amortized over the period of estimated benefit to be generated by those assets and using the straight-line method; their estimated useful lives ranges from three to five years. Trademarks with indefinite useful life are not subject to amortization, but are subject to an annual impairment test, by comparing their carrying amount with their corresponding fair value. For any given intangible asset with indefinite useful life, if its fair value exceeds its carrying amount no impairment loss shall be recognized.

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

As explained in the section “Foreign Currency Translation” of the present Note to these consolidated financial statements, as a consequence of an ongoing lack of access to SICAD 1 auction system, on May 16, 2014 the Company decided to start requesting U.S. dollars through the SICAD 2 mechanism and use the SICAD 2 exchange rate to re-measure its Bolivar-denominated monetary assets and liabilities in BsF and to re-measure the result of its Venezuelan operations, effective as of May 16, 2014.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Impairment of long-lived assets (Continued)

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, and their expected current use in the new context (receive rental income instead of using the long-lived assets to support the Company’s future growth of operations in Venezuela), the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that two office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets by using the market approach considering prices for similar assets and recorded an impairment loss of $49,495,686 during the second quarter of 2014.

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

As of December 31, 2014 and 2013, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2014, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 10.3% to 21.0%. The average discount rate used for 2014 was 13.4%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product (“GDP”), internet penetration rates as well as trends in the Company’s market share.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Impairment of goodwill and intangible assets with indefinite useful life (Continued)

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and the second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized in the years ended December 31, 2014, 2013 and 2012 and management’s assessment of the fair value of each reporting unit exceeds its carrying value.

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. No impairment loss has been recognized in the years ended December 31, 2014, 2013 and 2012.

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

Share-based payments

Fair value of restricted and additional shares was calculated using the grant date price of the Company’s shares.

The liability related to the variable portion of 2014, 2013, 2012, 2011, 2010 and 2009 long term retention plan is remeasured at fair value (See Note 16 “Long Term Retention Plan” for more details).

For share-based awards that have a graded vesting schedule, compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was in-substance multiple awards.

Sales tax

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $39,377,262, $28,388,734 and $22,529,191 for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising costs

The Company expenses the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs totaled $42,051,770, $31,594,894 and $18,764,629 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Comprehensive income (Continued)

translation of the financial statements of the Company’s foreign subsidiaries (except Venezuela since January 1, 2010, see “Foreign currency translation”) and unrealized gains and losses on investments classified as available-for-sale. Total comprehensive income attributable to MercadoLibre, Inc. shareholders’ for the years ended December 31, 2014, 2013 and 2012 amounted to $25,366,975, $78,834,596 and $89,507,516 respectively.

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

The put option is exercised if any of the following events occurs: (i) the third anniversary of the acquisition date, (ii) the termination of the employment of the main operating officer, and (iii) death or incapacitation of the main operating officer. The call option is to be exercised following the earlier to occur of (i) third anniversary of the acquisition date and (ii) members holding a majority of the issued and outstanding interests determine that an additional capital contribution is required to capitalize AP Clasificados and the seller does not make such additional capital contribution.

In December 2014, the Company exercised the call option and acquired the remaining 40% interest for a total amount of $4,000,000.

As of December 31, 2013, redeemable noncontrolling interest was not considered to be a component of Equity and was reported in the mezzanine section between total liabilities and equity in the consolidated balance sheet for a total amount of $4,000,000. The noncontrolling interest was measured at its estimated redemption value according to the abovementioned agreed conditions. Changes in the estimated redemption value as of the years ended December 31, 2014 and 2013 were recorded in retained earnings.

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency (loss) gain” and amounted to ($2,351,539), $1,258,476 and $11,597 for the years ended December 31, 2014, 2013 and 2012, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

Venezuelan currency status

According to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar was the functional currency for such operation. The cumulative three year inflation rate as of December 31, 2010 exceeded 100%. As of the date of these consolidated financial statements, the cumulative three-year inflation rate approximates 100%. The Company continues to treat the economy of Venezuela as highly-inflationary. Therefore, no translation effect was accounted for in other comprehensive income during the years ended December 31, 2014, 2013 and 2012 related to the Venezuelan operations.

In February 2013, the Government of Venezuela eliminated the Foreign Currency Securities Transactions System (SITME), a former exchange rate system that allowed companies limited access to foreign currencies for payments to foreign suppliers, and devalued the official exchange rate to 6.3 Bolivares Fuertes per U.S. dollar. The devaluation required re-measurement of the Company’s Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities at that rate from February 2013.

The SITME rate that had been used to re-measure foreign currency transactions during 2012 was 5.3 Bolivares Fuertes per U.S. dollar, and the devaluation of the official exchange rate of the Bolivares Fuertes against the U.S. dollar to 6.3 Bolivares Fuertes per U.S. dollar generated a foreign currency loss amounting to approximately $6.4 million in the first quarter of 2013.

On March 19, 2013, the BCV announced the creation of the Sistema Complementario de Administración de Divisas, SICAD, which would act jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within that system, a company had to be registered at the Registro Automatizado (Automatized Register, or “RUSAD”), and the acquisition of foreign currencies under that system was organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered was 6.30 Bolivares Fuertes per U.S. dollar.

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

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that was intended to allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for that exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. Since implementation of the SICAD 1 system, the Company was unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system, on May 16, 2014, the Company decided to start requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system was an open mechanism that was intended to permit any company to request dollars for any purpose. Consequently, the Company was eligible for and was granted, U.S. dollars through the SICAD 2 mechanism.

As a consequence of the determination to obtain U.S. dollars through SICAD 2 and the lack of access to SICAD 1 since May 16, 2014, the Company concluded that the SICAD 2 exchange rate should be used to re-measure their bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of its Venezuelan operations, effective as of May 16, 2014. As a consequence, the Company recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of December 31, 2014 the SICAD 2 exchange rate was 49.98 BsF per U.S. dollar.

In light of the current economic conditions in Venezuela, the determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of its Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed in May 2014, the long-lived assets, goodwill and intangible assets with indefinite useful life for impairment. For that purpose, the Company considered the current expected use of these assets, which in the case of two office spaces in Venezuela that had been expected to be used to support the growth of the main operating activities in that country, are currently for rent, and eventually consider opportunities for disposal if real estate market conditions are favorable in the future. Because the Company concluded that the carrying value of these two real estate properties will not be fully recoverable, it recorded an impairment of long-lived assets of $49,495,686 during the second quarter of 2014. The carrying amount has been adjusted to its estimated fair value of approximately $22 million as of that date, by using the market approach, and considering prices for similar assets.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Foreign currency translation (Continued)

Until 2010 the Company had been able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. Our Venezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions. The Company has not distributed dividends from our Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of December 31, 2014 and 2013 and net revenues for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Venezuelan operations
Net Revenues	$58,025,886	$84,572,485	$54,676,170

	December 31,	December 31,
	2014	2013
Assets	75,152,574	126,873,804
Liabilities	(43,358,945)	(62,437,338)

Net Assets	$31,793,629	$64,436,466

As of December 31, 2014, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 8.9% of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 3.2% of our consolidated cash and investments.

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

Foreign currency translation (Continued)

in Venezuela, management currently plans to continue supporting its business in Venezuela in the long run. See Note 23 “Subsequent Events” for recent developments relating to Venezuela exchange rate.

Argentine currency status

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Those approvals are administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios or “MULC”), which is the only market where exchange transactions may be lawfully made.

Further, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. Although the controls and restrictions on the acquisition of foreign currencies in Argentina place certain limitations on our current ability to convert cash generated by our Argentine subsidiaries into foreign currencies, based on the current state of Argentine currency rules and regulations, the Company does not expect that the current controls and restrictions, will have a material adverse effect on our business plans in Argentina or on our overall business, financial condition or results of operations.

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets in Argentina decreased in $14,625,451 with the related impact in Other Comprehensive Income and the Company recognized a foreign exchange gain of $4,597,510. As of December 31, 2014, the Argentinean Peso exchange rate was $8.56 per U.S. dollar.

Highly inflationary status in Venezuela

During May 2009, the International Practices Task Force discussed the highly inflationary status of the Venezuelan economy.

The cumulative three year inflation rate as of December 31, 2009 exceeded 100%. According to U.S. GAAP, calendar year-end companies should apply highly inflationary accounting as from January 1 st of the year in which the status of hyperinflationary is raised. Therefore, the Company transitioned its Venezuelan operations to highly inflationary status as of January 1, 2010 considering the U.S. dollar as its functional currency. As of the date of these consolidated financial statements, the cumulative three-year inflation rate approximates 100%. The Company continues to treat the economy of Venezuela as highly-inflationary.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Income and asset tax

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

If we are successful in being admitted as beneficiaries under the new law, we estimate that the Argentine effective income tax rate would be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The Industry Secretary resolution which rules, among other provisions, on the mechanism to file the information to obtain the benefits derived from the new software development law was issued in late February 2014. During May 2014, the Company presented all the required documentation in order to apply for the new software development law. At the date of issuance of these consolidated financial statements, the Industry Secretary resolution which approves the Company’s application is still pending. For that reason, in the fourth quarter of 2014, no income tax holiday has been recorded.

According to Argentine law, from fiscal year 2008, the Company’s Argentine subsidiary had been a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law was a relief of 60% of total income tax determined in each year, thus resulting in an effective tax rate in Argentina lower than the income tax law statutory rate. The law expired on September 17, 2014. As a consequence, the average tax rate for 2014 is approximately 22% as the Company expects no income tax holiday during last quarter of fiscal year 2014.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (Continued)

Income and asset tax (Continued)

Aggregate tax benefit totaled $8,034,619, $11,592,825 and $9,204,773 for the years ended December 31, 2014, 2013 and 2012, respectively. Aggregate per share effect of the Argentine tax holiday amounts to $0.18, $0.26 and $0.21 for the years ended December 31, 2014, 2013 and 2012, respectively.

In addition, during fiscal year 2013 and on December 15, 2014 the Company acquired two software development companies (see Note 6), located in the Province of Cordoba and in the City of Buenos Aires, Argentina, respectively, which are also beneficiary of the aforementioned income tax holiday, so the effect is included in the amounts disclosed in the previous paragraph. In the fourth quarter of 2014, no income tax holiday has been recorded for these two acquired companies.

If the Company had not been granted the Argentine tax holiday, it would have pursued an alternative tax planning strategy and, therefore, the impact of not having this particular benefit would not necessarily be the abovementioned dollar and per share effect.

As of December 31, 2014 and 2013, the Company had included under non-current deferred tax assets caption the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $4,327,796 and $668,659, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

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

Convertible Senior Notes (Continued)

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

The initial debt component of the Notes was valued at $283,015,125, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $46,984,875. The effective interest rate after allocation of transaction costs to the liability component is 6.10% and is used to amortize the debt discount and transaction costs. The amortization of the debt discount and transaction costs is allocated to the caption interest expense and other financial losses.

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

Convertible Senior Notes (Continued)

The $19,668,000 cost of the capped call transactions, which net of deferred income tax effect amounts to $12,784,200, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

For more detailed information in relation to the Notes and the Capped Call transactions, see Note 17 to those consolidated financial statements.

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

Recently issued accounting pronouncements (Continued)

Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company´s financial statements.

On January 9, 2015, the FASB issued the ASU 2015-01. This new standard eliminates from general accepted accounting principles the concept of extraordinary items included in Subtopic 225-20. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The adoption of this standard is not expected to have a material impact on the Company´s financial statements.

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net income available to common shareholders attributable to common stock for the period, and the corresponding adjustment attributable to changes in redeemable non-controlling interest, by the weighted average number of common shares outstanding during the year.

Diluted earnings per share for the Company’s common stock assume the issuance of shares as a consequence of a convertible debt securities conversion event.

The following table shows how net income is allocated using the “if converted” method for earnings per common share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$72,652,771	$72,652,771	$117,526,263	$117,526,263	$101,346,147	$101,346,147

Net loss attributable to noncontrolling interests	(72,220)	(72,220)	(18,825)	(18,825)	(98,849)	(98,849)

Change in redeemable amount of noncontrolling interest	(434,717)	(434,717)	9,644	9,644	359,398	359,398

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$72,145,834	$72,145,834	$117,517,082	$117,517,082	$101,606,696	$101,606,696

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

3.	Net income per share (Continued)

Net income per share of common stock is as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$1.63	$1.63	$2.66	$2.66	$2.30	$2.30

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$72,145,834	$72,145,834	$117,517,082	$117,517,082	$101,606,696	$101,606,696

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,153,884	44,153,884	44,152,600	44,152,600	44,147,861	44,147,861
Adjustment for stock options	—	—	—	—	—	1,977

Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,153,884	44,153,884	44,152,600	44,152,600	44,147,861	44,149,838

On June 30, 2014, the Company issued the 2.25% Convertible Senior Notes due 2019 (please refer to Note 17 of these consolidated financial statements for discussion regarding these debt notes). The conversion of these debt notes are considered for diluted earnings per share utilizing the “if converted” method, the effect of that conversion is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. For the year ended December 31, 2014, the effect of the Convertible Senior Notes due 2019 on diluted earnings per share was anti-dilutive and, as a consequence, it was not computed for diluted earnings per share.

The denominator for diluted net income per share for the year ended on December 31, 2014 does not include any effect from the capped call because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

4.	Short-term and long-term investments

The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2014	2013
Short-term investments
Time Deposits	$58,475,057	$66,677,156
Sovereign Debt Securities	4,721,440	5,520,193
Corporate Debt Securities	81,810,731	4,395,865
Certificates of deposits	3,802,311	—

Total	$148,809,539	$76,593,214

Long-term investments
Sovereign Debt Securities	44,428,490	24,875,697
Corporate Debt Securities	156,832,560	20,844,040
Certificates of deposits	4,003,992	—

Total	$205,265,042	$45,719,737

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

4.	Short-term and long-term investments (Continued)

Unrealized (losses) gains of available-for-sale securities, net of tax, were ($378,392), $25,467 and $759,564 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, the Company has no security considered held-to-maturity.

5.	Balance sheet components

	December 31, 2014	December 31, 2013
Accounts receivable, net:
Users	$45,347,095	$37,500,773
Credit cards and other means of payments	8,591,753	3,967,585
Advertising	3,568,620	2,306,622
Others debtors	5,330,468	1,104,084

	62,837,936	44,879,064
Allowance for doubtful accounts	(16,165,441)	(18,994,804)

	$46,672,495	$25,884,260

	December 31, 2014	December 31, 2013
Credit card receivables
Credit cards and other means of payments	$85,691,504	$53,054,922
Allowance for chargebacks	(529,228)	(1,009,071)

	$85,162,276	$52,045,851

	December 31, 2014	December 31, 2013
Other current assets:
VAT credits	$1,751,169	$3,589,730
Other taxes	8,937,683	5,128,602
Other	3,295,615	2,770,513

	$13,984,467	$11,488,845

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

	December 31,	December 31,
	2014	2013
Other non current assets:
Legal Deposits	$433,382	$660,475
Deposit in Court (Note 15)	21,043,446	22,295,223
Other	2,257,262	1,443,486

	$23,734,090	$24,399,184

	Estimated useful life (years)	December 31, 2014	December 31, 2013
Property and equipment, net:
Equipment	3-5	$39,649,237	$31,819,593
Land & Building	50(1)(2)	57,541,713	105,142,930
Furniture and fixtures	3-5	10,756,038	10,081,433
Software	3	25,052,266	14,720,776
Cars	3	153,335	286,397

		133,152,589	162,051,129
Accumulated depreciation		(41,607,753)	(30,679,220)

		$91,544,836	$131,371,909

(1)	Estimated useful life attributable to “Buildings”.
(2)	After impairment test. See Note 2, “Impairment of Long-lived Assets”.

	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization:
Cost of net revenues	$800,691	$1,168,570	$859,364
Product and technology development	12,073,886	8,622,723	6,112,771
Sales and marketing	180,925	213,018	190,143
General and administrative	3,891,395	1,874,254	1,797,015

	$16,946,897	$11,878,565	$8,959,293

	December 31,	December 31,
	2014	2013
Accounts payable and accrued expenses:
Accounts payable	$50,812,453	$26,658,109
Accrued expenses
Advertising	3,912,234	2,513,890
Professional fees	1,364,597	1,571,771
Other expense provisions	1,691,544	3,658,422
Other current liabilities	224,906	3,141

	$58,005,734	$34,405,333

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

	December 31, 2014	December 31, 2013
Current loans payable and other financial liabilities:
Unsecured lines of credit	$1,640,370	$13,348,861
Car leasing financing	1,276	21,962

	$1,641,646	$13,370,823

	December 31, 2014	December 31, 2013
Non current loans payable and other financial liabilities:
Convertible notes	$280,630,258	$—
Unsecured lines of credit	1,554,073	2,489,819

	$282,184,331	$2,489,819

	December 31, 2014	December 31, 2013
Current other liabilities:
Contingent considerations and escrows from acquisitions	2,971,025	—
Others	1,205,805	—

	$4,176,830	$—

	December 31, 2014	December 31, 2013
Non current other liabilities:
Provisions and contingencies	$3,008,537	$3,330,108
Contingent considerations and escrows from acquisitions	3,047,655	—
Others	124,476	369,001

	$6,180,668	$3,699,109

	December 31, 2014	December 31, 2013	December 31, 2012
Accumulated balances of other comprehensive income
Foreign currency translation	$(134,695,439)	$(87,481,437)	$(49,542,692)
Unrealized (loss) gain on investments	(577,507)	36,626	1,146,662
Estimated tax gain (loss) on unrealized gains on investments	199,115	(11,159)	(387,098)

	$(135,073,831)	$(87,455,970)	$(48,783,128)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income for the year December 31, 2014:

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total 2014	Total 2013
Balances as of December 31, 2013	$36,626	$(87,481,437)	$(11,159)	$(87,455,970)	$(48,783,128)

Other comprehensive income before reclassification adjustments for (losses) gains on available for sale investments	(577,507)	(47,214,002)	199,115	(47,592,394)	(37,913,278)
Amount of gain (loss) reclassified from accumulated other comprehensive income to net income	(36,626)	—	11,159	(25,467)	(759,564)

Net current period other comprehensive income	(614,133)	(47,214,002)	210,274	(47,617,861)	(38,672,842)

Balances as of December 31, 2014	$(577,507)	$(134,695,439)	$199,115	$(135,073,831)	$(87,455,970)

The following table provides details about reclassifications out of accumulated other comprehensive income for the year ended December 31, 2014:

Details about Accumulated Other Comprehensive Income Components for the year ended December 31, 2014	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Unrealized gains on investments	$36,626	Interest income and other financial gains
Estimated tax loss on unrealized gains on investments	(11,159)	Income / asset tax expense

Total reclassifications for the year	$25,467	Total, net of income taxes

6.	Business combinations, goodwill and intangible assets

Business combinations

Acquisition of AutoPlaza.com in Mexico

On September 14, 2011, the Company completed, through one of its subsidiaries, Meli Participaciones, S.L. (“ETVE” or “the Buyer”), the acquisition of the 60 % of outstanding membership interest of Autopark LLC, a limited liability company organized under the laws of Delaware, from Hasteny Trading S.A. (“Hasteny” or “the Seller”), a parent company organized under the laws of Uruguay, who owned all the shares of the capital stock of Autopark LLC.

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

Business Combinations (Continued)

On September 12, 2014, ETVE acquired the remaining 40% of the membership interest of Autopark LLC for a total amount of $4,000,000 in order to own the 100% of the membership interest of the Acquired Business. On December 10, 2014, ETVE paid with its own funds the total price.

Acquisition of online classifieds advertisement companies in Chile and Mexico

On April 8, 2014, through its subsidiaries Meli Inversiones SpA and Meli Participaciones, S.L., the Company acquired 100% of the issued and outstanding shares of capital stock of the companies VMK S.A., Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platforms dedicated to the sale of real estate in Chile through Portal Inmobiliario brand and in Mexico through Guia de Inmuebles brand, in order to increase its participation on e-commerce business in those countries.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $37,989,865, measured at its fair value, amount that included: (i) the total cash payment of $32,147,755 at closing day; (ii) an escrow of $1,000,000 held in an escrow agent, according to the stock purchase agreement; (iii) the contingent additional cash considerations and escrows up to $4,621,085 in case the companies achieve certain revenue performance targets during 2014 and 2015, measured at fair value; and, (iv) an additional price adjustment escrow of $221,025, which was paid in January 2015.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

As of December 31, 2014, the fair value of the contingent consideration recorded is $4,833,061. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from April 8, 2014. The net revenues and net income of the acquiree included in the Company’s consolidated statement of income since the acquisition amounted to $10,631,998 and $2,207,709, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (Continued)

Business Combinations (Continued)

The following table summarizes the purchase price allocation for the acquisition:

	Chile	Mexico	Total
Cash and cash equivalents	$546,736	$474,214	$1,020,950
Other net tangible assets / (liabilities)	2,306,226	(2,727,285)	(421,059)
Trademarks	5,422,000	2,155,000	7,577,000
Customer Lists	10,104,059	321,809	10,425,868
Software	446,625	—	446,625
Non solicitation agreement	587,000	—	587,000
Deferred tax assets and liabilities	(2,643,784)	213,973	(2,429,811)
Goodwill	14,709,583	6,073,709	20,783,292

Purchase Price	$31,478,445	$6,511,420	$37,989,865

The purchase price was allocated based on the measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these consolidated financial statements. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademarks, customer lists, software and non-solicitation agreements for a total amount of $19,036,493. Management of the Company estimates that trademarks have an indefinite lifetime and the intangible assets associated with customer list will be amortized over a ten year period. The non-solicitation agreement intangible asset will be amortized over a four year period and the software in three years.

Acquisitions of Software Development Companies in Argentina

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

Additionally, on December 15, 2014, the Company completed, through its subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, a limited liability company organized under the laws of Delaware, USA (together referred to as the “Buyers”), the acquisition of the 100% of equity interest of Business Vision S.A., a software development company located and organized under the laws of the Buenos Aires City, Argentina. The objective of the acquisition was to enhance the capabilities of the Company in terms of software development.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $4,768,549. On such same date, the Buyer paid and agreed to pay the purchase price as follows: i) $3,803,955 in cash, net of $111,045 of negative working capital adjustments; ii) set an escrow amounting to $250,000 for a 24-months period, aiming to cover unexpected adjustments to the initial aggregate purchase price; and iii) set an escrow amounting to $735,000, 50% for a 12-months period and 50% for a 24-months period since the closing date.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from December 15, 2014. The net revenues and net loss of the acquiree included in the Company’s consolidated statement of income as of December 31, 2014, are immaterial to the consolidated financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (Continued)

Business Combinations (Continued)

The following table summarizes the definitive purchase price allocation for the acquisition:

Cash and cash equivalents	$81,219
Other net tangible assets	856,781

Total net tangible assets acquired	$938,000

Customer Lists	563,000
Non solicitation agreement	427,976
Deferred tax assets and liabilities	(299,770)
Goodwill	3,139,343

Purchase Price	$4,768,549

Supplemental pro-forma information required by U.S. GAAP, is impracticable after making every reasonable effort to do so, however, amounts involved are deemed to be immaterial.

In both acquisitions described above, arising goodwill has been allocated proportionally to each of the segments identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segments.

The Company recognized goodwill for those acquisitions based on management expectation that the acquired businesses will increase the software capabilities of the Company and will improve the Company’s business in Latin America.

Goodwills are not deductible for tax purposes, except for the proportion acquired by Meli Inversiones SpA (Chile) of the Portal Inmobiliario brand in Chile.

The results of operations for periods prior to the acquisitions, individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma information has not been presented.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (Continued)

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31, 2014	December 31, 2013
Goodwill	$68,828,504	$55,101,218

Intangible assets with indefinite lives
– Trademarks	10,276,386	5,238,090
Amortizable intangible assets
– Licenses and others	5,110,836	3,430,003
– Non-compete / solicitation agreement	1,829,208	1,025,605
– Customer list	11,293,828	1,568,190

Total intangible assets	$28,510,258	$11,261,888
Accumulated amortization	(5,338,909)	(4,670,303)

Total intangible assets, net	$23,171,349	$6,591,585

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Year ended December 31, 2014
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of the year	$10,366,018	$14,676,145	$6,520,194	$11,376,140	$5,251,667	$5,506,062	$1,404,992	$55,101,218
– Business acquisition	1,538,278	775,418	14,709,583	6,293,463	477,180	81,623	47,090	23,922,635
– Effect of exchange rates change	(1,347,193)	(3,592,495)	(2,128,326)	(1,950,906)	—	(1,066,229)	(110,200)	(10,195,349)

Balance, end of the year	$10,557,103	$11,859,068	$19,101,451	$15,718,697	$5,728,847	$4,521,456	$1,341,882	$68,828,504

	Year ended December 31, 2013
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$10,706,281	$18,889,094	$7,115,211	$11,404,780	$4,846,030	$5,897,136	$1,507,531	$60,366,063
– Business Acquisition	1,307,644	659,159	—	186,806	405,637	69,385	40,030	2,668,661
– Effect of exchange rates changes	(1,647,907)	(4,872,108)	(595,017)	(215,446)	—	(460,459)	(142,569)	(7,933,506)

Balance, end of the year	$10,366,018	$14,676,145	$6,520,194	$11,376,140	$5,251,667	$5,506,062	$1,404,992	$55,101,218

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $1,691,771, $781,074 and $891,661 for the years ended December 31, 2014, 2013 and 2012, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (Continued)

Goodwill and intangible assets (Continued)

The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2014.

For year ended 12/31/2015	$2,301,349
For year ended 12/31/2016	2,144,583
For year ended 12/31/2017	1,852,736
For year ended 12/31/2018	1,291,703
Thereafter	5,304,592

$12,894,963

7.	Segments

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (Continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$273,638,197	$150,667,541	$37,668,802	$58,025,886	$36,535,576	$556,536,002
Direct costs	(158,412,078)	(81,273,193)	(24,067,532)	(16,584,667)	(20,163,263)	(300,500,733)
Impairment of Long-lived Assets	—	—	—	(49,495,686)	—	(49,495,686)

Direct contribution	115,226,119	69,394,348	13,601,270	(8,054,467)	16,372,313	206,539,583

Operating expenses and indirect costs of net revenues						(86,068,720)

Income from operations						120,470,863

Other income (expenses):
Interest income and other financial gains						15,335,853
Interest expense and other financial losses						(11,659,356)
Foreign currency loss						(2,351,539)

Net income before income / asset tax expense						$121,795,821

	Year Ended December 31, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$206,394,480	$122,123,347	$32,843,482	$84,572,485	$26,660,915	$472,594,709
Direct costs	(119,422,924)	(66,492,770)	(18,558,010)	(29,578,762)	(12,339,112)	(246,391,578)

Direct contribution	86,971,556	55,630,577	14,285,472	54,993,723	14,321,803	226,203,131

Operating expenses and indirect costs of net revenues						(72,664,076)

Income from operations						153,539,055

Other income (expenses):
Interest income and other financial gains						10,668,593
Interest expense and other financial losses						(2,355,929)
Foreign currency gains						1,258,476
Other losses, net						(751)

Net income before income / asset tax expense						163,109,444

	Year Ended December 31, 2012
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$179,639,592	$88,513,640	$26,987,130	$54,676,170	$23,784,962	$373,601,494
Direct costs	(104,501,652)	(41,841,587)	(14,912,375)	(17,768,989)	(11,458,627)	(190,483,230)

Direct contribution	75,137,940	46,672,053	12,074,755	36,907,181	12,326,335	183,118,264

Operating expenses and indirect costs of net revenues						(53,460,393)

Income from operations						129,657,871

Other income (expenses):
Interest income and other financial gains						11,877,375
Interest expense and other financial losses						(1,138,379)
Foreign currency gain						11,597
Other losses, net						(190,938)

Net income before income / asset tax expense						$140,217,526

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (Continued)

The following table summarizes the allocation of property and equipment, net based on geography:

	December 31, 2014	December 31, 2013
US property and equipment, net	$13,226,091	$9,131,777

Other countries property and equipment, net
Argentina	28,005,493	29,119,057
Brazil	8,237,459	5,559,702
Mexico	2,801,115	711,200
Venezuela (*)	36,237,494	83,655,816
Other countries	3,037,184	3,194,357

	$78,318,745	$122,240,132

Total property and equipment, net	$91,544,836	$131,371,909

(*)	After the impairment of Venezuelan long-lived assets (See Note 2 “Impairment of Long-lived assets”).

Office building acquisition agreement in Caracas, Venezuela

In May 2013, the Company acquired 1,158 square meters, 13 parking spaces and 4 storage spaces, in an office building located in Caracas for a total amount of $20,002,357 or BF$126,014,852. The price has been paid in Bolivares Fuertes.

In addition, in October 2013, one of the Company’s Venezuelan subsidiaries acquired an office property totaling 1,367 square meters, in Caracas, Venezuela. The purchase price of BF$328,195,200, or approximately $52,094,476, was paid in local currency. The Company’s Venezuelan subsidiary funded a portion of the purchase price with its own funds and the balance of approximately BF$85,115,000, or $13,510,317, pursuant to an unsecured line of credit, which has a 12-month term, obtained from a Venezuelan bank at a fixed interest rate of 13% per annum. As of December 31, 2014, the loan was fully paid.

On October 9, 2014, the Company through its Venezuelan subsidiary acquired an office property located in Centro San Ignacio, Caracas, for a total amount of BF$170.6 million, or approximately $3.4 million. The price of the transaction was paid as follows: i) 50% of the price, or BF$ 85.3 was paid at the date of signing the memorandum of understanding; ii) 30% of the price, or BF$ 51.2 million, was paid on October 20, 2014; and iii) the remaining 20% was paid at the moment of transfer of the property ownership.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (Continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31, 2014	December 31, 2013
US intangible assets	$171,463	$10,503

Other countries goodwill and intangible assets
Argentina	12,580,157	15,575,776
Brazil	11,212,437	10,380,974
Mexico	21,734,078	14,512,949
Venezuela	7,514,679	6,913,604
Other countries (*)	38,787,039	14,298,997

	$91,828,390	$61,682,300

Total goodwill and intangible assets	$91,999,853	$61,692,803

(*)	Includes the acquisition of online classified advertisement company in Chile. See Note 6.

Consolidated net revenues by similar products and services for the years ended December 31, 2014, 2013 and 2012 were as follows:

Consolidated Net Revenues	2014	2013	2012
Marketplace	$376,156,156	$331,338,080	$261,997,021
Non-marketplace (*)	$180,379,846	$141,256,629	$111,604,473

Total	$556,536,002	$472,594,709	$373,601,494

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

Description	Balances as of 2014	Quoted Prices in active markets for (Level 1)	Significant other (Level 2)	Balances as of 2013	Quoted Prices in active markets for (Level 1)	Significant other (Level 2)
Assets
Cash and Cash Equivalents:
Money Market Funds	$37,495,186	$37,495,186	$—	$19,630,109	$19,630,109	$—
Corporate Debt Securities	13,003,843	108,028	12,895,815	88,648	88,648	—
Investments:
Sovereign Debt Securities	49,149,930	49,149,930	—	30,395,890	30,395,890	—
Corporate Debt Securities	238,643,291	59,919,359	178,723,932	25,239,905	19,110,709	6,129,196
Certificates of deposit	7,806,303	—	7,806,303	—	—	—

Total Financial Assets	$346,098,553	$146,672,503	$199,426,050	$75,354,552	$69,225,356	$6,129,196

Liabilities:
Contingent considerations	$4,833,061	—	$4,833,061	—	—	—

Total Financial Liabilities	$4,833,061	$—	$4,833,061	$—	$—	$—

As of December 31, 2014 and 2013, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date. As of December 31, 2014 and 2013, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

As of December 31, 2014, the Company´s liabilities valued at fair value consisted of contingent considerations from acquisitions valued using level 2 inputs.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of December 31, 2014 and 2013, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans payable and provisions and other liabilities. The convertible senior notes, the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (Continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2014 and 2013:

	Balances as of December 31, 2014	Significant other observable inputs (Level 2)	Balances as of December 31, 2013	Significant other observable inputs (Level 2)
Assets
Time Deposits	$58,475,057	58,475,057	$66,677,156	66,677,156
Accounts receivable	46,672,495	46,672,495	25,884,260	25,884,260
Credit Cards receivable	85,162,276	85,162,276	52,045,851	52,045,851
Prepaid expenses	3,457,693	3,457,693	3,836,081	3,836,081
Other assets	37,718,557	37,718,557	35,888,029	35,888,029

Total Assets	$231,486,078	$231,486,078	$184,331,377	$184,331,377

Liabilities
Accounts and funds payable	$58,005,734	$58,005,734	$34,405,333	$34,405,333
Funds payable to customers	165,033,797	165,033,797	129,038,663	129,038,663
Salaries and social security payable	18,834,627	18,834,627	15,863,028	15,863,028
Tax payable	26,012,849	26,012,849	17,854,110	17,854,110
Dividends payable	7,329,546	7,329,546	6,313,869	6,313,869
Loans payable and other financial liabilities	283,825,977	283,825,977	15,860,642	15,860,642
Other liabilities	5,524,436	5,524,436	3,699,109	3,699,109

Total Liabilities	$564,566,966	$564,566,967	$223,034,754	$223,034,754

In addition, as of December 31, 2014 and 2013, the Company had $58,475,057 and $66,677,156 of short-term investments, respectively, which consisted of time deposits.

Those investments are accounted for at amortized cost which, as of December 31, 2014 and 2013, approximates their fair values.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (Continued)

For the years ended December 31, 2014 and 2013, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

As of December 31, 2014 and 2013, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$37,530,995	$1,871	$(37,680)	$37,495,186
Corporate Debt Securities	13,008,662	—	(4,819)	13,003,843

Total Cash and cash equivalents	$50,539,657	$1,871	$(42,499)	$50,499,029

Short-term investments
Sovereign Debt Securities	$4,725,763	$—	$(4,323)	$4,721,440
Corporate Debt Securities	81,885,144	375	(74,788)	81,810,731
Certificates of deposit	3,802,710	670	(1,069)	3,802,311

Total Short-term investments	$90,413,617	$1,045	$(80,180)	$90,334,482

Long-term investments
Sovereign Debt Securities	$44,510,898	$445	$(82,853)	$44,428,490
Corporate Debt Securities	157,205,298	22,227	(394,965)	156,832,560
Certificates of deposit	4,006,590	—	(2,598)	4,003,992

Total Long-term investments	$205,722,786	$22,672	$(480,416)	$205,265,042

Total	$346,676,060	$25,588	$(603,095)	$346,098,553

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$19,631,550	$2,619	$(4,060)	$19,630,109
Corporate Debt Securities	88,640	8	—	88,648

Total Cash and cash equivalents	$19,720,190	$2,627	$(4,060)	$19,718,757

Short-term investments
Sovereign Debt Securities	$5,518,577	$1,616	$—	$5,520,193
Corporate Debt Securities	4,393,594	2,271	—	4,395,865

Total Short-term investments	$9,912,171	$3,887	$—	$9,916,058

Long-term investments
Sovereign Debt Securities	$24,881,440	$483	$(6,226)	$24,875,697
Corporate Debt Securities	20,804,125	59,437	(19,522)	20,844,040

Total Long-term investments	$45,685,565	$59,920	$(25,748)	$45,719,737

Total	$75,317,926	$66,434	$(29,808)	$75,354,552

(1)	Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2014 and 2013.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (Continued)

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of December 31, 2014, the estimated fair values of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	140,833,511
One year to two years	123,938,339
Two years to three years	52,039,030
Three years to four years	19,805,889
Four years to five years	9,481,784

Total	$346,098,553

9.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2014, 2013 and 2012, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).

As of December 31, 2014 and 2013, there were 44,154,572 and 44,153,473 shares of common stock issued and outstanding with a par value of $0.001 per share, respectively.

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

10.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2014, 2013 and 2012, the Company has no preferred stock subscribed and or issued.

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

The following table summarizes the total accrued compensation cost related to outside Directors, included in operating expenses in the accompanying consolidated statement of income, for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Chairman Fee	$61,357	$55,858	$57,680
Adjustable Award	544,756	575,242	282,703
Non-adjustable Award	358,630	322,538	242,179

	$964,743	$953,638	$582,562

12.	Equity compensation plan and restricted shares

Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

On June 10, 2009, the Annual Shareholders’ Meeting approved the adoption of the 2009 Equity Compensation Plan, which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” scheduled to expire in November 2009. The 2009 plan has reserved for issuance 294,529 shares of the Company’s common stock under the 1999 plan. As of December 31, 2014, there are 259,457 shares available for grant under the 1999 plan.

Equity compensation awards granted under the Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2014, there are no outstanding options granted under the Plan.

There was no granting during the period from January 1, 2007 to December 31, 2014.

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

Pursuant to the Incentive Plan, if the Company is sold, the Participants are entitled to receive a “sale bonus” and a “stay bonus” as follows:

•	If the purchase price is equal or greater than $20,000,000, then Participants shall be entitled to receive i) a sale bonus equal to 5.5% of the purchase price and ii) a stay bonus equal to 7.1% of the purchase price; provided, however, that in no event shall the amount paid or payable by the purchaser considered for the Incentive Plan calculation exceed $78,335,000. Each Participant shall participate on these bonuses based on its Participation Percentage.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Management incentive bonus plan (Continued)

•	If the purchase price is less than $20,000,000, then Participants shall be entitled to receive a stay bonus equal to 7.1% of the purchase price. Each Participant shall participate on this stay bonus based on its Participation Percentage.

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2014.

14.	Income taxes

The components of pretax income in consolidated companies for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
United States	$(10,848,050)	$(1,641,203)	$(753,531)
Brazil	91,136,394	61,573,972	52,460,902
Argentina	53,065,458	46,438,235	40,466,354
Venezuela	(31,360,284)	36,855,421	29,620,800
Mexico	6,094,361	9,490,012	7,320,041
Other Countries	13,707,942	10,393,007	11,102,960

	$121,795,821	$163,109,444	$140,217,526

Income / asset tax is composed of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$2,120	$—	$—
Foreign	66,786,496	49,488,472	$39,371,170

Deferred:
Federal	465,277	799,166	998,536
Foreign	(18,110,844)	(4,913,379)	(1,586,024)

	(17,645,567)	(4,114,213)	(587,488)

Income Tax:	49,143,050	45,374,259	38,783,682

Foreign asset tax	—	208,922	87,697

Income / asset tax expense	$49,143,050	$45,583,181	$38,871,379

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2014, 2013 and 2012 to income before taxes:

	Year Ended December 31,
	2014	2013	2012
Net income before income tax	$121,795,821	$163,109,444	$140,217,526
Weighted average income tax rate	33%	34%	33%

Income tax expense at blended tax rate	$40,783,129	$55,241,195	$46,593,938
Permanent differences:
Federal and assets taxes	3,527	—	—
Transfer Pricing	616,101	—	—
Non-deductible tax	258,153	—	—
Non-deductible expenses	2,310,535	1,777,180	1,657,662
Dividend distributions	4,221,176	1,414,915	847,798
Impairment of Venezuelan long-lived assets	14,734,001	—	—
Non-taxable income (*)	(9,564,540)	(12,321,790)	(9,852,468)
Currency translation	(5,217,696)	(1,552,169)	(1,213,340)
Change in valuation allowance	1,094,214	736,910	572,790
Business Combination	(40,469)	34,706	—
True up	(55,081)	43,312	177,302

Income tax expense	$49,143,050	$45,374,259	$38,783,682

(*)	Includes Argentine Tax holiday described in Note 2 “Income and asset tax”

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Deferred tax assets
Allowance for doubtful accounts	$8,278,013	$8,210,283
Unrealized net losses on investments	42,783	—
Property and equipment	2,636,124	147,263
Accounts payable and accrued expenses	953,842	2,014,026
Payroll and social security payable	5,407,562	3,960,481
Foreign exchange effect	7,526,669	22,714
Customer lists	—	47,929
Taxes payable	354,272	1,058,659
Goodwill	519,432	—
Provisions	4,946,080	3,553,360
Foreign tax credit	4,327,796	668,659
Tax loss carryforwards	2,611,877	2,451,524

Total deferred tax assets	37,604,450	22,134,898
Valuation allowance	(4,531,232)	(3,089,113)

Total deferred tax assets, net	33,073,218	19,045,785

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (Continued)

	December 31, 2014	December 31, 2013
Total deferred tax assets, net	33,073,218	19,045,785

Deferred tax liabilities
Unrealized net gains on investments	—	(10,767)
Property and equipment	(3,233,145)	(2,883,458)
Customer lists	(2,618,827)	(45,963)
Non compete agreement	(265,670)	(26,019)
Outside basis dividends	(4,327,796)	(668,659)
Trademarks	(1,577,422)	(1,693,256)
Convertible notes and Capped Call	(8,367,701)	—
Other liabilities	—	(11,237)

Total deferred tax liabilities	(20,390,561)	(5,339,359)

Net deferred tax assets	$12,682,657	$13,706,426

The total amount of $12,682,657 for the year ended December 31, 2014, is disclosed in the consolidated balance sheet as current asset, non-current asset, current liability and non-current liability amounting to $11,519,522, $21,553,696, $1,644,706 and $18,745,855, respectively.

The total amount of $13,706,426 for the year ended December 31, 2013, is disclosed in the consolidated balance sheet as current asset, non-current asset and non-current liability amounting to $16,030,880, $3,014,905 and $5,339,359, respectively.

As of December 31, 2014, consolidated loss carryforwards for income tax purposes were $8,755,535. If not utilized, tax loss carryforwards will begin to expire as follows:

2016	$36,411
2017	4,794
2018	39,327
Thereafter	5,753,888
Without due dates	2,921,115

Total	$8,755,535

At the applicable tax rates, the above loss carryforwards amount to a tax loss carryforward of $2,611,877 that the Company estimates will be starting to use in 2016.

During the year ended December 31, 2014, the Company reduced $63,473 related to the valuation allowance of certain subsidiaries, acquired in 2008. In addition, during that same year, the Company increased the valuation allowance relating to Argentine operation by $442,903, as a consequence of the assessment of the recoverability of certain deferred tax assets in such jurisdiction.

During the year ended December 31, 2013, the Company reduced $156,851 related to valuation allowance of certain subsidiaries, acquired in 2008. In addition, during that same year, the Company increased the valuation allowance relating to Argentine operation by $290,561 as a consequence of the assessment of the recoverability of certain deferred tax assets in such jurisdiction.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (Continued)

During the year ended December 31, 2012, the Company reversed $240,653 related to certain foreign and domestic valuation allowances based on the assessment that it was more likely than not that the deferred tax asset would be realized.

The Company has not considered $96.7 million of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2014 in calculating deferred income taxes. In determining the amount of non-U.S. subsidiaries undistributed earnings for that calculation, the Company does not consider a portion of the non-U.S. subsidiaries earnings as of December 31, 2014 to be subject to U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in its international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. The Company does not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on its operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in its foreign operations, which the Company is allowed to compute for domestic income tax purposes.

15.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of December 31, 2014, the Company had established reserves for proceeding-related contingencies of $3,008,537 to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. In addition, as of December 31, 2014 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,451,708.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of December 31, 2014, there were 34 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 715 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2014, there was one claim pending against our Mexican subsidiaries in the Mexican ordinary courts and 60 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2014, 651 legal actions were pending in the Brazilian ordinary courts. In addition, as of December 31, 2014, there were 2,535 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

In September 2007, the judge decided that (i) the Brazilian subsidiaries were not responsible for alleged infringement of intellectual property rights by its users; and that (ii) the plaintiffs did not prove the alleged infringement of its intellectual property rights. However, the decision maintained the injunction until such ruling is non-appealable. The plaintiff appealed the judge’s ruling regarding the subsidiary’s non-responsibility and the Company appealed the decision that maintained the preliminary injunction. On July 26, 2011 the State Court of Appeals of the State of São Paulo confirmed the judge’s ruling regarding our subsidiary’s non-responsibility. Vintage appealed the decision of the State Court of Appeals of the State of São Paulo to the Brazilian Federal Superior Court of Justice. On July 3, 2014, Vintage appeal was denied by the Brazilian Federal Superior Court of Justice. On August 12, 2014, Vintage presented an interlocutory appeal to the Brazilian Federal Superior Court of Justice, seeking the Court to review its previous decision. On September 30, 2014 the Brazilian Federal Superior Court of Justice overruled Vintage’s appeal and Vintage did not appeal the decision, therefore the favorable ruling is confirmed. The case was closed at the date of these consolidated financial statements.

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

On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. On December, 19, 2014 Brazilian Federal Supreme Court overruled Citizen’s Extraordinary Appeal, ending the discussion regarding the injunction sought by Citizen which was definitely not granted. On February 19, 2015 the judge presiding the 31st Central Civil Court of the City of São Paulo, State of São Paulo, Brazil ruled the case in its merits totally in favor of the Brazilian subsidiary, stating that MercadoLivre shall not be held responsible for any of Citizen’s pleas and allegations. At the date of these consolidated Financial Statements, Citizen’s deadline to appeal mentioned decision was still open. In the opinion of the Company’s management and its legal counsel the risk of loss is therefore remote.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers-buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. The Company appealed the decision to the Brazilian Federal Superior Court of Justice. As of the date of issuance of these consolidated financial statements, the Company’s appeal to the Brazilian Federal Superior Court of Justice was still being processed before the State Court of Appeals. In the opinion of the Company’s management and its legal counsel the risk of loss is reasonably possible.

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 10.4 million or $3.9 million, according to the exchange rate at December 31, 2014, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of December 31, 2014, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$41 million or $15.4 million, according to the exchange rate at December 31, 2014. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 the Company presented its response to the mentioned defense. As of December 31, 2014, the lower court’s ruling was still pending.

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

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $2.0 million, according to the exchange rate at December 31, 2014. On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. On August 24, 2012 the Company presented its appeal to the Board of Tax Appeals (CARF — Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. As of the date of issuance of these consolidated financial statements the Superior Administrative Court of Tax Appeals ruling was still pending. The Company’s management and its legal counsel believe that the tax position adopted is more likely than not, based on the technical merits of the tax position, that it will be sustained, and as a result, the Company has not recorded any liability for this claim.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judge ruled in favor of the Company and dismissed the claim against the Company. The Public Prosecutor appealed the decision and the Company presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and the Company presented its response on July 2, 2013. As of December 31, 2014, the Brazilian Superior Court of Justice ruling was still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

State of Rio Grande do Sul Service Claim

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, the Company presented its defense. On March 24, 2014, the Company filed an appeal against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. On October 16, 2014, the State Court of Rio Grande do Sul, Brazil, ruled the Interlocutory Appeal in favor of the Brazilian subsidiary, revoking definitely the injunction. As of the date of issuance if these consolidated financial statements the case merits’ ruling by the 15th Civil Court of Porto Alegre was still pending. In the opinion of the Company’s management the risk of losing the case is reasonably possible, but not probable.

Argentine Labor Union Claim

On September 29, 2014, the Argentina Commercial Labor Union “Federación Argentina de Empleados de Comercio y Servicios” (“Sindicato de Comercio” or the “Plaintiff”) filed a lawsuit against the Company’s Argentine subsidiary, MercadoLibre S.R.L. (“MercadoLibre” or the “Company”), in the First Instance National Court on Labor Matters Number Fifty Eight of Buenos Aires, Argentina (the “Court”). The Plaintiff seeks the payment of allegedly unpaid monthly obligations due for employees for the last 10 years, for AR$ 3.2 million or $0.43 million plus interests and legal expenses. The deadline to file the defense of MercadoLibre is actually suspended because the Company is trying to arrive to a settlement. As of December 31, 2014, according to the opinion of the Company’s management and its external legal counsel, the Company has recorded a provision for the amount that has been considered as a probable amount of settlement, which the Company believes it is not material to the consolidated financial statements.

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

Operating leases

The Company has leases for office space in the various countries in which it operates. Total rental expense amounted to approximately $3,111,137, $3,043,604 and $2,441,866 for the years ended December 31, 2014, 2013 and 2012, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2015	$3,696,620
For the year ended December 31, 2016	2,023,373
For the year ended December 31, 2017	1,854,456
For the year ended December 31, 2018	1,841,012
For the year ended December 31, 2019	1,796,172
Thereafter	3,719,578

$14,931,211

Employment Contracts

Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $1,529,000 per year, a performance based estimated bonus aggregating to approximately $1,641,000 per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary.

Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in note 16. Under the 2009 Plan the executive officers of the Company will receive approximately $1,546,000 in a period of 2 years and 3 months. Under the 2010 Plan the executive officers of the Company will receive approximately $3,298,000 in a period of 3 years and 3 months. Under the 2011 Plan the executive officers of the Company will receive approximately $4,106,000 in a period of 4 years and 3 months. Under the 2012 Plan the executive officers of the Company will receive approximately $5,099,000 in a period of 5 years and 3 months. Under the 2013 Plan the executive officers of the Company will receive approximately $11,294,000 in a period of 4 years and 3 months. Finally, under the 2014 Plan the executive officers of the Company will receive approximately $10,814,000 in a period of 5 years and 3 months. In all cases, the estimated amount has been calculated considering the Company’s closing stock price as of December 31, 2014.

Loans payable and other financial liabilities

In September 2013, the Company through its Venezuelan subsidiary obtained an unsecured line of credit from a Venezuelan bank to fund a portion of the purchase price relating to our acquisition of a new office building in Caracas, Venezuela. As of December 31, 2014, the total amount of the loan was fully paid.

Additionally, during last quarter of 2013, the Company through its Argentine subsidiary obtained two unsecured lines of credit from two Argentinean banks, denominated in Argentinean pesos, to fund the acquisition of office equipment in Buenos Aires. As of December 31, 2014, amounts outstanding under these unsecured lines of credit were AR$16,625,876 or $1,942,275. The unsecured lines of credit bear interest fixed rates of 15.25% per annum and the last maturity date is in 48 months. One of the loan agreements include certain covenants and commitments which, in case of non-compliance would cause the loans to be payable immediately, and which main provisions include that the Argentine subsidiary should obtain prior bank approval for any business combination involving such subsidiary, limitations for certain property sales and the commitment to maintain certain indebtedness ratios and minimum net worth.

Finally, as part of the acquisition of the Chilean classifieds website detailed in note 6, the Company incorporated financial liabilities of its subsidiary for an amount of $1,116,746, of which $648,148 were classified as current liabilities and $468,598 as non-current liabilities.

See additionally Note 17 with the detail of the 2.25% Convertible Senior Note due 2019.

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

On September 27, 2013 and March 31, 2014, the Board of Directors, upon the recommendation of the Compensation Committee approved the 2013 and 2014 employee retention programs (“2013 and 2014 LTRP”) respectively. The awards under 2013 and 2014 LTRP are payable in cash, common stock or a combination thereof, in addition to the annual salary and bonus of each employee. The Company has granted the right to any LTRP participant to request settlement in cash.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long term retention plan (Continued)

The 2013 and 2014 LTRP will be paid in 6 equal annual quotas (16.67% each) commencing on March 31, 2014 and March 31, 2015 respectively. Each quota is calculated as follows:

•	8.333% of the amount is calculated in nominal terms (“the nominal basis share”),

•	8.333% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2012 and 2013, respectively. The average closing stock price for the 2013 and 2014 LTRP amounted to $79.57 and $118.48 (“the variable share”) respectively.

The following tables summarize the 2009, 2010, 2011, 2012, 2013 and 2014 LTRP accrued compensation expense for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
	Aggregate Intrinsic value	Weighted- average remaining contractual life (years)	Aggregate Intrinsic value	Weighted- average remaining contractual life (years)	Aggregate Intrinsic value	Weighted- average remaining contractual life (years)
Outstanding LTRP 2009	3,229,139	1.25	4,305,518	1.75	3,854,742	2.25
Outstanding LTRP 2010	2,307,641	1.75	2,884,551	2.25	3,461,461	2.75
Outstanding LTRP 2011	3,624,856	2.25	4,093,119	2.75	3,288,647	3.25
Outstanding LTRP 2012	4,354,116	2.74	4,806,997	3.25	3,800,492	3.75
Outstanding LTRP 2013	9,005,706	2.25	10,167,959	2.75	—	—
Outstanding LTRP 2014	7,525,925	2.74	—	—	—	—

The 2009, 2010, 2011, 2012, 2013 and 2014 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to stay in the Company at the payment date.

The variable share compensation cost of the 2009, 2010, 2011, 2012, 2013 and 2014 LTRP is recognized in accordance with the graded-vesting attribution method and is accrued up to each payment date. The 2009, 2010, 2011, 2012, 2013 and 2014 LTRP nominal basis portion is recognized in straight line bases using the equal annual accrual method.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long term retention plan (Continued)

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
LTRP 2008	—	—	20,595
LTRP 2009	664,619	1,562,957	587,106
LTRP 2010	930,244	1,611,521	1,006,740
LTRP 2011	1,107,795	1,698,285	1,236,275
LTRP 2012	1,385,407	2,013,011	1,603,142
LTRP 2013	3,935,215	4,759,303	—
LTRP 2014	3,828,335	—	—

	$11,851,615	$11,645,077	$4,453,858

17.	2.25% Convertible Senior Notes Due 2019

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

As of December 31, 2014, none of the conditions allowing holders of the Notes to convert had been met.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	2.25% Convertible Senior Notes Due 2019 (Continued)

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

The following table presents the carrying amounts of the liability and equity components:

Amount of the equity component(1)	$45,807,685

2.25% convertible senior notes due 2019	$330,000,000
Unamortized debt discount(2)	(42,843,705)
Unamortized transaction costs related to the debt component	(6,526,037)
Contractual coupon interest accrual	3,733,125
Contractual coupon interest payment	(3,733,125)

Net carrying amount	$280,630,258

(1)	Net of $1,177,190 of transaction costs related to the equity component of the Notes.
(2)	As of December 31, 2014, the remaining period over which the unamortized debt discount will be amortized is 4.5 years.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	2.25% Convertible Senior Notes Due 2019 (Continued)

The following table presents the interest expense for the contractual interest and the accretion of debt discount and the amortization of debt issuance costs:

Year ended December 31, 2014
Contractual coupon interest expense	$3,733,125
Amortization of debt discount	4,141,170
Amortization of debt issuance costs	568,559

Total interest expense related to Notes	$8,442,854

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

18.	Related Party Transactions (Continued)

Curtidos San Luis S.A.

Until February 22, 2011, the Company leased office space from Curtidos San Luis S.A.

Immediate families of Marcos Galperin (CEO) are managers and shareholders of the controlling company of Curtidos San Luis S.A. After February 14, 2011, the Company’s Argentine subsidiary moved its headquarters and Argentine operation offices to a new own office building located in the City of Buenos Aires. During the years ended December 31, 2014, 2013 and 2012, the Company did not recognized expenses from Curtidos San Luis S.A. As of December 31, 2012, the Company had recovered the last portion of the lease contract escrow for $16,553.

During the year ended December 31, 2012, the Company bought VAT credits from Curtidos San Luis S.A. The Company recognized a gain for $24,472 related to the discount received in the transaction. As of December 31, 2013, there are no receivables related to these transactions.

19.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2014, 2013 and 2012:

	Balance at beginning of year	Charged / credited to Net income / (loss)	Charges Utilized / Write-offs	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2012	15,951,497	17,280,243	(20,285,663)	12,946,077
Year ended December 31, 2013	12,946,077	19,093,704	(13,044,977)	18,994,804
Year ended December 31, 2014	18,994,804	20,863,867	(23,693,230)	16,165,441

Credit cards receivable allowance for chargebacks
Year ended December 31, 2012	205,107	414,145	(458,794)	160,458
Year ended December 31, 2013	160,458	877,312	(28,699)	1,009,071
Year ended December 31, 2014	1,009,071	668,834	(1,148,677)	529,228

Tax valuation allowance
Year ended December 31, 2012	2,885,596	837,473	(496,892)	3,226,177
Year ended December 31, 2013	3,226,177	398,223	(535,287)	3,089,113
Year ended December 31, 2014	3,089,113	1,608,264	(166,145)	4,531,232

Contingencies
Year ended December 31, 2012	1,765,242	2,700,988	(1,666,033)	2,800,197
Year ended December 31, 2013	2,800,197	3,358,538	(2,828,627)	3,330,108
Year ended December 31, 2014	3,330,108	3,650,230	(3,971,801)	3,008,537

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

20.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2014, 2013 and 2012:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2014

Net Revenues	$115,382,319	$131,849,139	$147,934,895	$161,369,649
Gross profit	83,842,654	95,477,600	104,533,218	113,704,529
Net Income (loss)	30,327,953	(25,588,478)	33,751,967	34,161,329
Net Income (loss) per share-basic	0.69	(0.58)	0.76	0.76
Net Income (loss) per share-diluted	0.69	(0.58)	0.76	0.76
Weighted average shares
Basic	44,153,818	44,153,892	44,153,892	44,154,412
Diluted	44,153,818	44,182,668	44,153,892	44,154,412

2013

Net Revenues	$102,725,747	$112,183,360	$123,055,431	$134,630,171
Gross profit	74,076,580	81,106,149	88,910,442	98,424,659
Net Income	17,522,591	30,021,018	29,146,247	40,836,407
Net Income per share-basic	0.40	0.67	0.66	0.93
Net Income per share-diluted	0.40	0.67	0.66	0.93
Weighted average shares
Basic	44,151,323	44,152,933	44,152,933	44,153,185
Diluted	44,151,357	44,152,933	44,152,933	44,153,185

2012

Net Revenues	$83,736,006	$88,844,059	$97,266,784	$103,754,645
Gross profit	62,639,709	64,951,178	71,573,179	76,351,784
Net Income	19,637,038	25,394,824	26,067,897	30,246,388
Net Income per share-basic	0.45	0.57	0.59	0.69
Net Income per share-diluted	0.45	0.57	0.59	0.69
Weighted average shares
Basic	44,142,076	44,147,999	44,150,387	44,150,920
Diluted	44,147,796	44,152,133	44,157,321	44,152,895

21.	Cash Dividend Distribution

During the fiscal year ended December 31, 2014, the Company approved cash dividends for a total amount of $29,318,184 or $0.664 per share, which had all been paid as of the year-end, except for the one approved in October 2014, consisting of $7,329,546 (or $0.166 per share, which was paid on January 15, 2015) to stockholders of record as of the close of business on December 31, 2014.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

21.	Cash Dividend Distribution (Continued)

During the fiscal year ended December 31, 2013, the Company approved cash dividends for a total amount of $25,255,478 or $0.572 per share, which had all been paid as of the year- end, except for the one approved in October 2013, consisting of 6,313,869 or $0.143 per share, which was paid on January 15, 2014.

During the fiscal year ended December 31, 2012, the Company approved cash dividends for a total amount of $19,249,040 or $0.436 per share, which had all been paid as of the year- end, except for the one approved in October 2012, consisting of $4.812,396 or $0.109 per share, which was paid on January 15, 2013.

On February 24, 2015, the board of directors approved a quarterly cash dividend of $4,596,284 (or $0.103 per share) on our outstanding shares of common stock. The first quarterly dividend is payable on April 15, 2015 to stockholders of record as of the close of business on March 31, 2015.

22.	New Law of “Costs, Earnings, and Fair Profits”

In November 2013 the Venezuelan Congress approved an “enabling law” granting the president of Venezuela the authority to enact laws and regulations in certain policy areas by decree. This authority includes the ability to restrict profit margins and impose greater controls on foreign exchange and the production, import, and distribution of certain goods. Among other actions, the president has used this decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014 and, among other provisions, authorizes the Venezuelan government to set “fair prices” and maximum profit margins in the private sector. The Management of the Company estimates that this new law will not have a significant effect in 2014 as a consequence of losses incurred in the Venezuelan segment during this year. In addition, management of the Company will continue monitoring the potential effects of this new law as the detailed provisions for its implementation are issued in the future.

23.	Subsequent Events

In February 2015, the Venezuelan government announced the unification of the SICAD 1 and SICAD 2 foreign exchange systems, into SICAD, with an initial public foreign exchange price of 12 BsF per U.S. dollar. Additionally, on February 10, 2015 it created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange market, which foreign exchange rate is published daily by the BCV. The first foreign exchange rate was published on February 12, 2015 at 170.04 BsF per U.S. dollar.

As of the date of issuance of these financial statements the Company is assessing the new regulations and any additional rules that may be established to determine whether they will have any effect on the accounting of the financial position and results of the operations in Venezuela in 2015.

*        *        *         *

