Form 10-Q
period 2015-03-31
MERCADOLIBRE INC
filed 2015-05-07
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2015

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

44,154,932 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 4, 2015.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of March 31, 2015 and December 31, 2014

and for the three-month periods

ended March 31, 2015 and 2014

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

(In thousands of U.S. dollars, except par value)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 219,768	$ 223,144
Short-term investments	148,052	148,810
Accounts receivable, net	54,054	46,672
Credit cards receivables, net	133,644	85,162
Prepaid expenses	6,433	3,458
Deferred tax assets	11,222	11,520
Other assets	15,002	13,984
Total current assets	588,175	532,750
Non-current assets:
Long-term investments	190,152	205,265
Property and equipment, net	75,945	91,545
Goodwill	65,577	68,829
Intangible assets, net	22,801	23,171
Deferred tax assets	13,817	21,554
Other assets	20,316	23,734
Total non-current assets	388,608	434,098

Total assets	$ 976,783	$ 966,848
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 58,160	$ 58,006
Funds payable to customers	193,188	165,034
Salaries and social security payable	36,212	28,777
Taxes payable	23,733	26,013
Loans payable and other financial liabilities	1,565	1,642
Deferred tax liabilities	1,673	1,645
Other liabilities	4,081	4,176
Dividends payable	4,548	7,330
Total current liabilities	323,160	292,623
Non-current liabilities:
Salaries and social security payable	12,193	11,326
Loans payable and other financial liabilities	286,180	282,184
Deferred tax liabilities	18,774	18,746
Other liabilities	5,358	6,181
Total non-current liabilities	322,505	318,437
Total liabilities	$ 645,665	$ 611,060
Commitments and contingencies (Note 7)

Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized,
44,154,932 and 44,154,572 shares issued and outstanding at March 31,
2015 and December 31, 2014, respectively	$ 44	$ 44
Additional paid-in capital	137,692	137,645
Retained earnings	350,346	353,173
Accumulated other comprehensive loss	(156,964)	(135,074)
Total Equity	331,118	355,788
Total Liabilities and Equity	$ 976,783	$ 966,848

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the three-month periods ended March 31, 2015 and 2014

(In thousands of U.S. dollars, except for share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net revenues	$ 148,103	$ 115,382
Cost of net revenues	(44,708)	(31,540)
Gross profit	103,395	83,842
Operating expenses:
Product and technology development	(17,245)	(12,257)
Sales and marketing	(26,202)	(22,352)
General and administrative	(18,134)	(15,232)
Impairment of Long-Lived Assets	(16,226)	—
Total operating expenses	(77,807)	(49,841)
Income from operations	25,588	34,001
Other income (expenses):
Interest income and other financial gains	4,308	3,036
Interest expense and other financial losses	(4,950)	(1,027)
Foreign currency (losses) gains	(8,570)	3,093
Net income before income / asset tax expense	16,376	39,103
Income / asset tax expense	(14,655)	(8,775)
Net income	$ 1,721	$ 30,328
Less: Net Income attributable to Redeemable
Noncontrolling Interest	—	64
Net income attributable to MercadoLibre, Inc. shareholders	$ 1,721	$ 30,264

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Basic EPS
Basic net income attributable to MercadoLibre, Inc.
Shareholders per common share	$ 0.04	$ 0.69
Weighted average of outstanding common shares	44,154,796	44,153,818
Diluted EPS
Diluted net income attributable to MercadoLibre, Inc.
Shareholders per common share	$ 0.04	$ 0.69
Weighted average of outstanding common shares	44,154,796	44,153,818
Cash Dividends declared	0.103	0.166

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2015 and 2014

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$ 1,721	$ 30,328
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(22,530)	(16,611)
Unrealized net gains on available for sale investments	261	38
Less: reclassification adjustment for gains (losses) on available for sale
investments included in net income	379	(25)
Net change in accumulated other comprehensive loss, net of
income tax	(21,890)	(16,598)
Total comprehensive (loss) income	$ (20,169)	$ 13,730
Less: Comprehensive income attributable to Redeemable
Noncontrolling Interest	—	72
Comprehensive (loss) income attributable to MercadoLibre, Inc. Shareholders	$ (20,169)	$ 13,658

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the three-month periods ended March 31, 2015 and 2014

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 1,721	$ 30,264
Adjustments to reconcile net income to net cash provided by
operating activities:
Net income attributable to Redeemable Noncontrolling Interest	—	64
Devaluation Loss (Gain), net	10,862	(2,658)
Impairment of Long-Lived Assets	16,226	—
Depreciation and amortization	5,081	3,519
Accrued interest	(2,780)	(2,019)
Convertible bonds accrued interest and amortization of debt discount	3,984	—
Long Term Retention Program accrued compensation	3,327	766
Deferred income taxes	6,118	(4,675)
Changes in assets and liabilities:
Accounts receivable	(27,923)	(9,410)
Credit Card Receivables	(54,763)	(9,871)
Prepaid expenses	(3,451)	(962)
Other assets	(2,306)	925
Accounts payable and accrued expenses	30,395	11,755
Funds payable to customers	48,683	7,366
Other liabilities	181	318
Interest received from investments	2,824	2,246
Net cash provided by operating activities	38,179	27,628
Cash flows from investing activities:
Purchase of investments	(420,070)	(386,755)
Proceeds from sale and maturity of investments	431,636	379,720
Purchases of intangible assets	(942)	(144)
Purchases of property and equipment	(7,315)	(6,966)
Net cash provided by (used in) investing activities	3,309	(14,145)
Cash flows from financing activities:
Payments on loans payable and other financial liabilities	(139)	(582)
Dividends paid	(7,330)	(6,314)
Net cash used in financing activities	(7,469)	(6,896)
Effect of exchange rate changes on cash and cash equivalents	(37,395)	(15,732)
Net decrease in cash and cash equivalents	(3,376)	(9,145)
Cash and cash equivalents, beginning of the period	223,144	140,285
Cash and cash equivalents, end of the period	$ 219,768	$ 131,140

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1. Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in Delaware in October 1999. MercadoLibre is a Latin American e-commerce and payments-platform. MercadoLibre is an e-commerce enabler whose mission is to build the necessary online and technology tools to allow practically anyone to trade almost anything in Latin America. MercadoLibre enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), a Latin American online marketplace, which allows users to buy and sell in most of the Latin America countries; through MercadoPago, which enables individuals and businesses to send and receive online payments; through MercadoEnvios, which facilitate the shipping of goods from sellers to buyers; through MercadoClics, which facilitates the advertising service to large retailers and brands to promote their product and services on the web; and through MercadoShops which facilitates users to set-up, manage promote their own on-line web-stores.

As of March 31, 2015, the Company, through its wholly-owned subsidiaries, operated online commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and online payments solutions directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, U.S.A.

MercadoPago is currently available to users in each of Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

MercadoEnvios is currently available to users in Argentina, Brazil and Mexico.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. These interim condensed consolidated financial statements are stated in U.S. dollars, except for amounts otherwise indicated. Intercompany transactions and balances have been eliminated for consolidation purposes.

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.7% and 99.4% of the consolidated amounts during the three-month periods ended March 31, 2015 and 2014. Long-lived assets, Intangible assets and Goodwill located in the foreign operations totaled $152,736 thousands and $170,147 thousands as of March 31, 2015 and December 31, 2014, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2015 and December 31, 2014. These financial statements also show the Company’s consolidated statements of income, of comprehensive income and statement of cash flows for the three-month periods ended March 31, 2015 and 2014. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period.

Foreign currency translation

Venezuelan currency status

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using the period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive (loss) income. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

According to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar were the functional currency for such operation.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

During December 2013, the Venezuelan regulation that created the SICAD 1 exchange system was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Government, which does not include those relating to the Company’s business. As a consequence, SICAD 1 became, from that moment, the primary system to which the Company would have to request U.S. dollars to settle its transactions. As a result, from January 24 to May 15, 2014, the exchange rate used to re-measure the Company’s net monetary asset position in Bolivares Fuertes (“BsF”) and BsF transactions of its Venezuelan operations was the SICAD 1 exchange rate.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that was intended to allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the Central Bank of Venezuela (“BCV”) and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for that exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. Since implementation of the SICAD 1 system, the Company was unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system, on May 16, 2014, the Company decided to start requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system was an open mechanism that was intended to permit any company to request dollars for any purpose. Consequently, the Company was eligible for and was granted, U.S. dollars through the SICAD 2 mechanism.

As a consequence of the determination to obtain U.S. dollars through SICAD 2 and the lack of access to SICAD 1, since May 16, 2014 the Company concluded that the SICAD 2 exchange rate should be used to re-measure their bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of its Venezuelan operations, effective as of May 16, 2014. As a consequence, the Company recorded a foreign exchange loss of $16.5 million during the second quarter of 2014.

In light of those economic conditions in Venezuela, the determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of its Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed in May 2014, the long-lived assets, goodwill and intangible assets with indefinite useful life for impairment. For that purpose, the Company considered the current expected use of these assets, which in the case of two office spaces in Venezuela that had been expected to be used to support the growth of the main operating activities in that country, are currently for rent, and eventually consider opportunities for disposal if real estate market conditions are favorable in the future. Because the Company concluded that the carrying value of these two real estate properties would not be fully recoverable, it recorded an impairment of long-lived assets of $49.5 million in the second quarter of 2014. The carrying amount was adjusted to its estimated fair value of that date, by using the market approach, and considering prices for similar assets.

Later, on February 10, 2015, the Venezuelan government issued a decree that unified the two previous foreign exchange systems “SICAD 1 and SICAD 2” into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to the Company’s business. In the same decree the Venezuelan government created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and the Company’s inability to gain access to U.S. dollars through the new single system under SICAD, it started requesting and has been granted U.S. dollars through SIMADI. As a result, the Company now expects to settle its transactions through SIMADI and has concluded that the SIMADI exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, the Company recorded a foreign exchange loss of $20.4 million during the first quarter of 2015. As of March 31, 2015, the SIMADI exchange rate was 192.95 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from the Venezuelan business, the Company has reviewed its long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 will not be fully recoverable. As a result, the Company has recorded an impairment of long-lived assets of $ 16.2 million on March 31, 2015. The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million as of that date, by using the market approach, and considering prices for similar assets.

Until 2010 the Company was able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the Commission for the Administration of Foreign Exchange Control (CADIVI). Those U.S.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. The Venezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions. The Company has not distributed dividends from the Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2015 and December 31, 2014 and net revenues for the three-month periods ended March 31, 2015 and 2014:

	Three-month periods ended March 31,
	2015	2014
Venezuelan operations	(In thousands)
Net Revenues	$ 13,955	$ 19,357

	March 31,	December 31,
	2015	2014

Assets	41,587	75,153
Liabilities	(38,565)	(43,359)
Net Assets	$ 3,022	$ 31,794

As of March 31, 2015, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 0.9%  of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.3% of our consolidated cash and investments.

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

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets in Argentina decreased in $14,625 thousands with the related impact in Other Comprehensive Income and the Company recognized a foreign exchange gain of $4,597 thousands. As of March 31, 2015, the Argentinean Peso exchange rate was $8.82 per U.S. dollar.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Income Tax Holiday in Argentina

According to Argentine law, from fiscal year 2008, the Company’s Argentine subsidiary was a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law was a relief of 60% of total income tax determined in each year, thus resulting in an effective tax rate in Argentina lower than the income tax law statutory rate. The law expired on September 17, 2014. As a consequence, the average tax rate for 2014 was approximately 22% as we expected no income tax holiday for last quarter of fiscal year 2014.

Aggregate tax benefit totaled $2,102 thousands and aggregate per share effect of the Argentine tax holiday amounted to $0.05 for the three-month period ended March 31, 2014. In addition, during fiscal year 2013 and on December 15, 2014 the Company acquired a software development company, located in the Province of Cordoba and the City of Buenos Aires, Argentina, which were also beneficiaries of the aforementioned income tax holiday, however the total benefit obtained is immaterial.

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

The Industry Secretary resolution which rules, among other provisions, on the mechanism to file the information to obtain the benefits derived from the new software development law was issued in late February 2014. During May 2014, the Company presented all the required documentation in order to apply for the new software development law. At the date of issuance of these interim condensed consolidated financial statements, the Industry Secretary resolution which approves the Company’s application is still pending, and for that reason no tax holiday was recorded for the three-month period ended March 31, 2015.

Accumulated other comprehensive income

The following table sets forth the Company’s accumulated other comprehensive income as of March 31, 2015 and the year ended December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands)

Foreign currency translation	$ (157,225)	$ (134,695)
Unrealized gain (loss) on investments	396	(578)
Estimated tax (loss) gain on unrealized gains on investments	(135)	199
	$ (156,964)	$ (135,074)

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the changes in accumulated balances of other comprehensive income for the three-month period ended March 31, 2015 and the year ended December 31, 2014:

	Unrealized	Foreign	Estimated tax
	Gains (Losses) on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2014	$ (578)	$ (134,695)	$ 199	$ (135,074)
Other comprehensive loss before reclassification
adjustments for gains on available for sale investments	396	(22,530)	(135)	(22,269)
Amount of gain (loss) reclassified from accumulated
other comprehensive income to net income	578	—	(199)	379
Net current period other comprehensive loss	974	(22,530)	(334)	(21,890)
Balances as of March 31, 2015	$ 396	$ (157,225)	$ (135)	$ (156,964)

Amount of Gain (Loss)
Details about Accumulated	Reclassified from
Other Comprehensive Income	Accumulated Other
Components for the three-month	Comprehensive	Affected Line Item
period ended March 31, 2015	Income	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (578)	Interest income and other financial gains
Estimated tax gain on unrealized losses on investments	199	Income / asset tax expense
Total reclassifications for the period	$ (379)	Total, net of income taxes

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As explained in section “Foreign Currency Translation” of the present Note to these interim condensed consolidated financial statements, in first quarter of 2015, as a result of the disappearance of SICAD 2 in February 2015 and the Company’s inability to gain access to U.S. dollars through the new single system under SICAD, it started requesting and has been granted U.S. dollars through SIMADI. As a result, the Company now expects to settle its transactions through SIMADI and has concluded that the SIMADI exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015.

Considering these changes in facts and circumstances and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that certain office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded impairment losses of $16.2 million on March 31, 2015, by using the market approach and considering prices for similar assets.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

The initial debt component of the Notes was valued at $283,015 thousands, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $46,985 thousands. The effective interest rate after allocation of transaction costs to the liability component is 6.1% and is used to amortize the debt discount and transaction costs.

In connection with the issuance of the Notes, the Company paid approximately $19,668 thousands to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and / or offset any cash payments the Company may be required to make in excess of the principal amount of any converted notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.78 per common share.

The $19,668 thousands cost of the capped call transactions, which net of deferred income tax effect amounts to $12,784 thousands, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

For more detailed information in relation to the Notes and the Capped Call transactions, see Note 9 to these interim condensed consolidated financial statements.

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts and chargeback provisions, depreciation, amortization, recoverability of goodwill and intangible assets with indefinite useful life, useful life of long-lived assets and intangible assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt note, recognition of income taxes and contingencies. Actual results could differ from those estimates.

Recently issued accounting pronouncements

On January 9, 2015, the FASB issued the ASU 2015-01. This new standard eliminates from general accepted accounting principles the concept of extraordinary items included in Subtopic 225-20. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On February 18, 2015 the FASB issued the ASU 2015-02. The update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities and is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendments eliminate three of the six conditions for evaluating whether a fee paid to a

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

decision maker or a service provider represents a variable interest. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On April 7, 2015 the FASB issued the ASU 2015-03. To simplify presentation of debt issuance costs, the amendments in this update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On April 15, 2015 the FASB issued the ASU 2015-05. The amendments in this update will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company’s financial statements.

On May, 2015 the FASB issued the ASU 2015-07. The amendments in this update remove, from the fair value hierarchy, investments for which the practical expedient is used to measure fair value at net asset value. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The amendment should be applied retrospectively to all periods presented. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company’s financial statements.

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

The following table shows how net income is allocated using the “if converted” method for earnings per common share for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net income	$ 1,721	$ 1,721	$ 30,328	$ 30,328
Net income attributable to noncontrolling interests	—	—	(64)	(64)
Change in redeemable amount of noncontrolling interest	—	—	61	61
Net income attributable to MercadoLibre, Inc. Shareholders
corresponding to common stock	$ 1,721	$ 1,721	$ 30,325	$ 30,325

Net income per share of common stock is as follows for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	(In thousands, except per share data)
	Basic	Diluted	Basic	Diluted

Net income attributable to MercadoLibre, Inc. Shareholders per common share	$ 0.04	$ 0.04	$ 0.69	$ 0.69
Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 1,721	$ 1,721	$ 30,325	$ 30,325
Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,154,796	44,154,796	44,153,818	44,153,818
Adjustment for Convertible Notes	—	—	—	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,154,796	44,154,796	44,153,818	44,153,818

On June 30, 2014, the Company issued the 2.25% Convertible Senior Notes due 2019 (please refer to Note 9 of these interim condensed consolidated financial statements for discussion regarding these debt notes). The conversion of these debt notes are considered for diluted earnings per share utilizing the “if converted” method, the effect of that conversion is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. For the three-month period ended March 31, 2015, the effect of the Convertible Senior Notes due 2019 on diluted earnings per share was anti-dilutive and, as a consequence, it was not computed for diluted earnings per share.

The denominator for diluted net income per share for the three-month period ended March 31, 2015 does not include any effect from the capped call because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

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

The aggregate purchase price for the acquisition of the 100% of the acquired business was $37,990 thousands, measured at its fair value, amount that included: (i) the total cash payment of $32,148 thousands at closing day; (ii) an escrow of $1,000 thousand held in an escrow agent, according to the stock purchase agreement; (iii) the contingent additional cash considerations and escrows up to $4,621 thousands in case the companies achieve certain revenue performance targets during 2014 and 2015, measured at fair value; and, (iv) an additional price adjustment escrow of $221 thousands, which was paid in January 2015.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

As of March 31, 2015 and December 31, 2014, the fair value of the contingent consideration recorded is $4,875 thousands and $4,833 thousands, respectively. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

The following table summarizes the definite purchase price allocation (in thousands of U.S. dollars) for the acquisition:

	Chile	Mexico	Total
Cash and cash equivalents	$547	$474	$1,021
Other net tangible assets / (liabilities)	2,306	(2,727)	(421)
Trademarks	5,422	2,155	7,577
Customer Lists	10,104	322	10,426
Software	447	—	447
Non solicitation agreement	587	—	587
Deferred tax assets and liabilities	(2,644)	214	(2,430)
Goodwill	14,709	6,074	20,783
Purchase Price	$31,478	$6,512	$37,990

The purchase price was allocated based on the definite measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these unaudited interim condensed consolidated financial statements. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademarks, customer lists, software and non-solicitation agreements for a total amount of $19,036 thousands. Management of the Company estimates that trademarks have an indefinite lifetime and the intangible assets associated with customer list will be amortized over a ten year period. The non-solicitation agreement intangible asset will be amortized over a four year period and the software in three years.

Acquisition of Software Development Company in Argentina

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

The aggregate purchase price for the acquisition of the 100% of the acquired business was $4,768 thousands. On such same date, the Buyer paid and agreed to pay the purchase price as follows: i) $3,804 thousands in cash, net of $111 thousands of negative working capital adjustments; ii) set an escrow amounting to $250 thousand for a 24-months period, aiming to cover unexpected adjustments to the initial aggregate purchase price; and iii) set an escrow amounting to $735 thousands, 50% for a 12-months period and 50% for a 24-months period since the closing date.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the preliminary purchase price allocation (in thousands of U.S. dollars) for the acquisition:

Cash and cash equivalents	$81
Other net tangible assets	857
Total net tangible assets acquired	938
Customer Lists	563
Non solicitation agreement	428
Deferred tax assets and liabilities	(300)
Goodwill	3,139
Purchase Price	$4,768

In the acquisition described above, arising goodwill has been allocated proportionally to each of the segments identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segments.

The Company recognized goodwill for this acquisition based on management expectation that the acquired businesses will increase the software capabilities of the Company and will improve the Company’s business in Latin America.

Goodwill is not deductible for tax purposes, except for the proportion acquired by Meli Inversiones SpA (Chile) of the Portal Inmobiliario brand in Chile.

The results of operations for periods prior to the acquisitions, individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma information has not been presented.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Goodwill	$ 65,577	$ 68,829
Intangible assets with indefinite lives
— Trademarks	9,986	10,276
Amortizable intangible assets
— Licenses and others	5,862	5,111
— Non-compete / solicitation agreement	1,662	1,829
— Customer list	10,826	11,294
Total intangible assets	$ 28,336	$ 28,510
Accumulated amortization	(5,535)	(5,339)
Total intangible assets, net	$ 22,801	$ 23,171

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2015 and the year ended December 31, 2014 are as follows:

Period ended March 31, 2015
(In thousands)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of the period	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829
- Effect of exchange rates changes	(1,381)	(376)	(579)	(552)	—	(314)	(50)	(3,252)
Balance, end of the period	$ 9,176	$ 11,483	$ 18,522	$ 15,167	$ 5,729	$ 4,207	$ 1,293	$ 65,577

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Year ended December 31, 2014
	(In thousands)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$ 10,366	$ 14,676	$ 6,520	$ 11,376	$ 5,252	$ 5,506	$ 1,405	$ 55,101
- Bussiness Acquisition	1,538	775	14,710	6,293	477	82	48	23,923
- Effect of exchange rates changes	(1,347)	(3,592)	(2,129)	(1,950)	—	(1,067)	(110)	(10,195)
Balance, end of the year	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $510 thousands and $159 thousands for the three-month periods ended March 31, 2015 and 2014, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of March 31, 2015:

For year ended 12/31/2015	$ 1,795
For year ended 12/31/2016	2,359
For year ended 12/31/2017	2,091
For year ended 12/31/2018	1,336
Thereafter	5,234
$ 12,815

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

The following tables summarize the financial performance of the Company’s reporting segments:

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2015
	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 68,498	$ 47,431	$ 9,437	$ 13,955	$ 8,782	$ 148,103
Direct costs	(39,681)	(24,785)	(5,969)	(4,204)	(5,172)	(79,811)
Impairment of Long-lived Assets	—	—	—	(16,226)	—	(16,226)
Direct contribution	28,817	22,646	3,468	(6,475)	3,610	52,066

Operating expenses and indirect costs of net revenues						(26,478)
Income from operations						25,588
Other income (expenses):
Interest income and other financial gains						4,308
Interest expense and other financial losses						(4,950)
Foreign currency losses						(8,570)
Net income before income / asset tax expense						$ 16,376

	Three Months Ended March 31, 2014
	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 52,434	$ 27,962	$ 8,083	$ 19,357	$ 7,546	$ 115,382
Direct costs	(30,517)	(16,916)	(4,578)	(5,635)	(3,914)	(61,560)
Direct contribution	21,917	11,046	3,505	13,722	3,632	53,822

Operating expenses and indirect costs of net revenues						(19,821)
Income from operations						34,001
Other income (expenses):
Interest income and other financial gains						3,036
Interest expense and other financial losses						(1,027)
Foreign currency gains						3,093
Net income before income / asset tax expense						$ 39,103

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of property and equipment, net based on geography:

	March 31,	December 31,
	2015	2014
	(In thousands)

US Property and equipment, net	$ 11,434	$ 13,226
Other countries property and equipment, net
Argentina	29,382	28,005
Brazil	8,211	8,237
Mexico	2,745	2,801
Venezuela (*)	20,618	36,237
Other countries	3,555	3,039
	$ 64,511	$ 78,319
Total Property and equipment, net	$ 75,945	$ 91,545

(*)  After the impairment of Venezuelan long-lived assets. See Note 2 “Foreign currency translation - Venezuelan currency status”.

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2015	2014
	(In thousands)

US intangible assets	$ 153	$ 172
Other countries goodwill and intangible assets
Argentina	12,975	12,580
Brazil	9,645	11,212
Mexico	20,929	21,734
Venezuela	7,480	7,515
Other countries (*)	37,196	38,787
	$ 88,225	$ 91,828
Total goodwill and intangible assets	$ 88,378	$ 92,000

(*)  Includes the acquisition of online classified advertisement company in Chile. See Note 6.

Consolidated net revenues by similar products and services for the three-month periods ended March 31, 2015 and 2014 were as follows:

	Three-months Ended March 31,
	2015	2014
Consolidated Net Revenues	(In thousands)
Marketplace	$ 94,762	$ 83,442
Non-marketplace (*)	53,341	31,940
Total	$ 148,103	$ 115,382

(*)  Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	March 31,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2015	(Level 1)	(Level 2)	2014	(Level 1)	(Level 2)
	(In thousands)
Assets

Cash and Cash Equivalents:

Money Market Funds	$ 35,520	$ 35,520	$ —	$ 37,495	$ 37,495	$ —

Corporate Debt Securities	13,491	—	13,491	13,004	108	12,896

Investments:

Sovereign Debt Securities	44,101	40,606	3,495	49,150	49,150	—

Corporate Debt Securities	227,031	126,985	100,046	238,643	59,919	178,724

Certifcates of deposits	11,316	—	11,316	7,807	—	7,807

Total Financial Assets	$ 331,459	$ 203,111	$ 128,348	$ 346,099	$ 146,672	$ 199,427

Liabilities:

Contingent considerations	$ 4,875	$ —	$ 4,875	$ 4,833	$ —	$ 4,833

Total Financial Liabilities	$ 4,875	$ —	$ 4,875	$ 4,833	$ —	$ 4,833

As of March 31, 2015, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date. As of March 31, 2015, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

As of March 31, 2015 and December 31, 2014, the Company´s liabilities valued at fair value consisted of contingent considerations from acquisitions valued using level 2 inputs.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of March 31, 2015 and December 31, 2014, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, provisions and other liabilities. The convertible senior notes, the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

In addition, as of March 31, 2015 and December 31, 2014, the Company had $55,756 thousands and $58,475 thousands of short-term investments, respectively, which consisted of time deposits.

Those investments are accounted for at amortized cost which, as of March 31, 2015 and December 31, 2014, approximates their fair values.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March 31, 2015 and December 31, 2014:

	Balances as of	Significant other	Balances as of	Significant other
	March 31,	observable inputs	December 31,	observable inputs
	2015	(Level 2)	2014	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 55,756	$ 55,756	$ 58,475	$ 58,475
Accounts receivable	54,054	54,054	46,672	46,672
Credit Cards receivable	133,644	133,644	85,162	85,162
Prepaid expenses	6,433	6,433	3,458	3,458
Other assets	35,318	35,318	37,718	37,718
Total Assets	$ 285,205	$ 285,205	$ 231,485	$ 231,485

Liabilities

Accounts and funds payable	$ 58,160	$ 58,160	$ 58,006	$ 58,006
Funds payable to customers	193,188	193,188	165,034	165,034
Salaries and social security payable	23,755	23,755	18,835	18,835
Tax payable	23,733	23,733	26,013	26,013
Dividends payable	4,548	4,548	7,330	7,330
Loans payable and other financial liabilities	287,745	287,745	283,826	283,826
Other liabilities	4,564	4,564	5,524	5,524
Total Liabilities	$ 595,693	$ 595,693	$ 564,568	$ 564,568

As of March 31, 2015 and December 31, 2014, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2015 and December 31, 2014, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	March 31, 2015
	(In thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$ 35,543	$ 5	$ (28)	$ 35,520
Corporate Debt Securities	13,495	—	(4)	13,491
Total Cash and cash equivalents	$ 49,038	$ 5	$ (32)	$ 49,011

Short-term investments
Sovereign Debt Securities	$ 651	$ —	$ (1)	$ 650
Corporate Debt Securities	83,884	9	(59)	83,834
Certificates of deposits	7,811	3	(2)	7,812
Total Short-term investments	$ 92,346	$ 12	$ (62)	$ 92,296

Long-term investments
Sovereign Debt Securities	$ 43,339	$ 115	$ (3)	$ 43,451
Corporate Debt Securities	142,837	408	(48)	143,197
Certificates of deposits	3,503	1	—	3,504
Total Long-term investments	$ 189,679	$ 524	$ (51)	$ 190,152

Total	$ 331,063	$ 541	$ (145)	$ 331,459

	December 31, 2014
	(In thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$ 37,531	$ 2	$ (38)	$ 37,495
Corporate Debt Securities	13,009	—	(5)	13,004
Total Cash and cash equivalents	$ 50,540	$ 2	$ (43)	$ 50,499

Short-term investments
Sovereign Debt Securities	$ 4,726	$ —	$ (4)	$ 4,722
Corporate Debt Securities	81,886	—	(75)	81,811
Certificates of deposit	3,802	1	(1)	3,802
Total Short-term investments	$ 90,414	$ 1	$ (80)	$ 90,335

Long-term investments
Sovereign Debt Securities	$ 44,511	$ —	$ (83)	$ 44,428
Corporate Debt Securities	157,205	22	(395)	156,832
Certificates of deposit	4,007	—	(2)	4,005
Total Long-term investments	$ 205,723	$ 22	$ (480)	$ 205,265

Total	$ 346,677	$ 25	$ (603)	$ 346,099

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

(1)

Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of March 31, 2015 and December 31, 2014.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of March 31, 2015, the estimated fair values (in thousands of U.S. dollars) of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	141,307
One year to two years	120,358
Two years to three years	42,660
Three years to four years	15,147
Four years to five years	11,987
More than five years	—
Total	$ 331,459

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of March 31, 2015, the Company had established reserves for proceeding-related contingencies of $2,708 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. In addition, as of March 31, 2015 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,451 thousands.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of March 31, 2015, there were 41 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 767 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of March 31, 2015, there were two claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 57 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of March 31, 2015,  641 legal actions were pending in the Brazilian ordinary courts. In addition, as of March 31, 2015, there were 2,672 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, or when using MercadoPago, in other companies’ websites.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. On December, 19, 2014 Brazilian Federal Supreme Court overruled Citizen’s Extraordinary Appeal, ending the discussion regarding the injunction sought by Citizen which was definitely not granted. On February 19, 2015 the judge presiding the 31st Central Civil Court of the City of São Paulo, State of São Paulo, Brazil ruled the case in its merits totally in favor of the Brazilian subsidiary, stating that MercadoLivre shall not be held responsible for any of Citizen’s pleas and allegations. Citizen did not appeal the mentioned decision and at the date of these interim condensed consolidated Financial Statements the case is closed.

State of São Paulo Fraud Claim

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009, the Company presented recourse to the lower court, which was not granted. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. The Company appealed the decision to the Brazilian Federal Superior Court of Justice. As of the date of this report the Company appeal to the Brazilian Federal Superior Court of Justice was still being processed before the State Court of Appeals. On March 23, 2015 the State of São Paulo Prosecutor and MercadoLivre have settled the case by agreeing that MercadoLivre (i) will not be held liable for the quality, nature or defective products or services purchased through the Brazilian website, and/or damages suffered by buyers for purchases made using the website and paid directly to sellers, and (ii) will be jointly liable when buyer used MercadoPago in a purchase made through the website and liable for MercadoLivre’s own services. The parties filed a joint petition to get the homologation of the settlement, which is still pending. In the opinion of the Company´s management and its legal counsel the risk of loss is remote.

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these interim condensed consolidated financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 10.4 million or $3.2 million, according to the exchange rate at March 31, 2015, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of March 31, 2015, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$41 million or $12.8 million, according to the exchange rate at March 31, 2015. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 the Company presented its response to the mentioned defense. As of March 31, 2015, the lower court’s ruling was still pending.

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

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $1.6 million, according to the exchange rate at March 31, 2015. On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. On August 24, 2012 the Company presented its appeal to the Board of Tax Appeals (CARF — Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. As of the date of issuance of these interim condensed consolidated financial statements the Superior Administrative Court of Tax Appeals ruling was still pending. The Company’s management and its legal counsel believe that the tax position adopted is more likely than not, based on the technical merits of the tax position, that it will be sustained, and as a result, the Company has not recorded any liability for this claim.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judge ruled in favor of the Company and dismissed the claim against the Company. The Public Prosecutor appealed the decision and the Company presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and the Company presented its response on July 2, 2013. As of March 31, 2015, the Brazilian Superior Court of Justice ruling was still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

State of Rio Grande do Sul Service Claim

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, the Company presented its defense. On March 24, 2014, the Company filed an appeal against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. On October 16, 2014, the State Court of Rio Grande do Sul, Brazil, ruled the Interlocutory Appeal in favor of the Brazilian subsidiary, revoking definitely the injunction. As of the date of issuance of these interim condensed consolidated financial statements the case merits’ ruling by the 15th Civil Court of Porto

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Alegre was still pending. In the opinion of the Company’s management the risk of losing the case is reasonably possible, but not probable.

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

8. Long term retention plan (“LTRP”)

The following table summarizes the 2009, 2010, 2011, 2012, 2013 and 2014 long term retention plan accrued compensation expense for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015 (*) (**)	2014 (*) (**)
	(In thousands)
LTRP 2009	$ (12)	$ (351)
LTRP 2010	120	(183)
LTRP 2011	142	(101)
LTRP 2012	185	(1)
LTRP 2013	842	604
LTRP 2014	1,059	798
(*) (Gain) / Loss

(**) For the three-month periods ended March 31, 2015 and 2014, the table above shows a reduction of compensation costs for LTRP 2009, 2010, 2011 and 2012 as a consequence of a decrease in the Company’s stock price during the quarter.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

As of March 31, 2015, none of the conditions allowing holders of the Notes to convert had been met.

In accordance with ASC 470-20 Debt with Conversion and Other Options , the convertible debt instrument within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and be assigned a fair value. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of June 30, 2014, the Company determined the fair value of the liability component of the Notes by reviewing market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as level 2 observable inputs. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and is recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

The initial debt component of the Notes was valued at $283,015 thousands, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $46,985 thousands. The effective interest rate after allocation of transaction costs to the liability component is 6.1% and is used to amortize the debt discount and transaction costs. Additionally, the Company recorded a deferred tax liability related to the additional paid in capital component of the convertible notes amounting to $16,445 thousands.

The following table presents the carrying amounts of the liability and equity components:

	March 31, 2015	December 31, 2014
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(40,716)	(42,844)
Unamortized transaction costs related to the debt component	(6,227)	(6,526)
Contractual coupon interest accrual	1,856	3,733
Contractual coupon interest payment	—	(3,733)
Net carrying amount	$284,913	$280,630

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of March 31, 2015, the remaining period over which the unamortized debt discount will be amortized is 4.25 years.

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

Period ended
March 31, 2015
(In thousands)
Contractual coupon interest expense	$1,856
Amortization of debt discount	2,128
Amortization of debt issuance costs	299
Total interest expense related to Notes	$4,283

Capped call transactions

The net proceeds from the Notes were approximately $321,732 thousands, after considering the transaction costs in an amount of $8,268 thousands. In connection with the issuance of the Notes, the Company paid $19,668 thousands to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and / or offset any cash payments the Company may be required to make in excess of the principal amount of any converted notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $126.02

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.78 per common share. Therefore, as a result of executing the Capped Call Transactions, the Company will reduce its exposure to potential dilution once the market price of its common shares exceeds the strike price of $126.02 and up to a cap price of approximately $155.78 per common share. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that the Company would pay to the holders of the Notes upon conversion, up to the above mentioned cap price.

The $19,668 thousands cost of the capped call transactions, which net of deferred income tax effect amounts to $12,784 thousands, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of these interim condensed consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.

10. Cash Dividend Distribution

During the fiscal year ended December 31, 2014, the Company approved cash dividends for a total amount of $29,318 thousands or $0.664 per share, which had all been paid as of the year-end, except for the one approved in October 2014, consisting of $7,330 thousands (or $0.166 per share), which was paid on January 15, 2015 to stockholders of record as of the close of business on December 31, 2014.

In each of February, April, July and October of 2014, our Board of Directors declared quarterly cash dividends of $7,330 thousands (or $0.166 per share on our outstanding shares of common stock). The dividends were paid on April 15,  July 15, October 15, 2014 and January 15, 2015 to stockholders of record as of the close of business on March 29,  June 30, September 30, and December 31, 2014.

On February 24, 2015, the board of directors approved a quarterly cash dividend of $4,548 thousands (or $0.103 per share) on the outstanding shares of the Company´s common stock. The first quarterly dividend was paid on April 15, 2015 to stockholders of record as of the close of business on March 31, 2015.

11. New Law of “Costs, Earnings, and Fair Profits”

In November 2013 the Venezuelan Congress approved an “enabling law” granting the president of Venezuela the authority to enact laws and regulations in certain policy areas by decree. This authority includes the ability to restrict profit margins and impose greater controls on foreign exchange and the production, import, and distribution of certain goods. Among other actions, the president has used this decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014 and, among other provisions, authorizes the Venezuelan government to set “fair prices” and maximum profit margins in the private sector. The Management of the Company estimates that this new law will not have a significant effect in 2015 as a consequence of losses incurred in the Venezuelan segment during this year. In addition, management of the Company will continue monitoring the potential effects of this new law as the detailed provisions for its implementation are issued in the future.

12. Subsequent events

Business acquisitions

On April 1, 2015, through its subsidiaries Ebazar.com.br Ltda. and MercadoLivre.com Atividades de Internet Ltda. the Company acquired 100% of the issued and outstanding shares of capital stock of KPL Soluções Ltda. an e-commerce management company in Brazil. As of the acquisition date we paid $15.8 million in cash and will pay up to an additional $9.5 million upon the achievement of certain performance targets by the acquired company during 2015 and 2016.

Additionally, on April 22, 2015, through its subsidiaries MercadoLibre, S. de R.L. de C.V. and Deremate.com de México, S. de R.L. de C.V. the Company acquired 100% of the issued and outstanding shares of capital stock of Metros Cúbicos, S.A. de C.V., which operates an online classified advertisements platform dedicated to the sale of real estate in México through the site named metroscubicos. At the acquisition date, the Company paid the total price of $27.0 million in cash to the sellers, and $3.0 million was transferred to an escrow trust for a period of 24 months to warrant all covenants and obligations assumed by the sellers in the stock purchase agreement.

As of the date of issuance of these interim condensed consolidated financial statements, the initial accounting for these business combinations have not been yet completed.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements regarding our future performance made or implied in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

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
•

political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy for generally accepted accounting principles in the United States (“U.S. GAAP”), and possible future currency devaluation and other changes to its exchange rate systems such as the “Sistema Marginal de Divisas” (“SIMADI”), and the Argentine government’s default of certain government bonds and possible further devaluations of the Argentine Peso.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control - as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015, as updated by those described in “Item 1A — Risk Factors” in Part II of this report and in other reports we file from time to time with the SEC.

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be a material risk that could cause results to differ materially from our expectations at this time.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2015 and 2014;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and
•	a discussion of the market risks that we face.

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

The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list general merchandising items and conduct their sales and purchases online in either a fixed-price or auction-based format. Any Internet user in the countries in which we operate can browse through the various products that are listed on our website and register with the MercadoLibre Marketplace to list, bid for and purchase such items and services.

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

Reporting Segments and Geographic information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Venezuela, Mexico and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and the United States of America (real estate classifieds in the State of Florida only)).

The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2015 and 2014:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2015	2014
Brazil	46.3%	45.4%
Argentina	32.0	24.2
Venezuela	9.4	16.8
Mexico	6.4	7.0
Other Countries	5.9	6.5

(*) Percentages have been calculated using whole-dollar amounts.

The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2015 and 2014:

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$ 68.5	$ 52.4	$ 16.1	30.6%
Argentina	47.4	27.9	19.5	69.6
Venezuela	14.0	19.3	(5.4)	(27.9)
Mexico	9.4	8.1	1.4	16.8
Other Countries	8.8	7.7	1.2	16.4
Total Net Revenues	$ 148.1	$ 115.4	$ 32.7	28.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent developments

Venezuela Foreign Currency Status

On February 10, 2015, the Venezuelan government issued a decree that unifies the two previous foreign exchange systems that are frequently referred to as SICAD 1 and SICAD 2 into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 Bolivares Fuertes (“BsF”) per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. In the same decree the Venezuelan government created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015. As of March 31, 2015, the SIMADI exchange rate was 192.95 Bs.F. per U.S. dollar. The average exchange rate for the first quarter of 2015 was 52.46 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 will not be fully recoverable. As a result, we recorded an impairment of long-lived assets of $16.2 million on March 31, 2015. The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million as of that date, by using the market approach and considering prices for similar assets.

Business acquisitions

On April 1, 2015, through our subsidiaries Ebazar.com.br Ltda. and MercadoLivre.com Atividades de Internet Ltda. we acquired 100% of the issued and outstanding shares of capital stock of KPL Soluções Ltda. an e-commerce management company in Brazil. As of the acquisition date we paid $15.8 million in cash and will pay up to an additional $9.5 million upon the achievement of certain performance targets by the acquired company during 2015 and 2016.

Additionally, on April 22, 2015, through our subsidiaries MercadoLibre, S. de R.L. de C.V. and Deremate.com de México, S. de R.L. de C.V. we acquired 100% of the issued and outstanding shares of capital stock of Metros Cúbicos, S.A. de C.V., which operates an online classified advertisements platform dedicated to the sale of real estate in México through the site named metroscubicos. At the acquisition date, we paid the total price of $27.0 million in cash to the sellers, and $3.0 million was transferred to an escrow trust for a period of 24 months to warrant all covenants and obligations assumed by the sellers in the stock purchase agreement.

As of the date of this report, the initial accounting for these business combinations has not yet been completed.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Venezuela, Mexico and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and the United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, real estate listings, motors listings, financing fees, off-platform payment fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March 31, 2015 and 2014:

	Three-month Periods Ended
Consolidated net revenues	March 31, (*)
by revenue stream	2015	2014
Marketplace	$94.8	$83.4
Non-Marketplace (**)	53.3	32.0
Total	$148.1	$115.4

(*) The table above may not total due to rounding.

(**) Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

Revenues from MercadoLibre Marketplace transactions are generated from:

•	up-front fees; and
•	final value fees.

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

Although we also process payments on the Marketplace, we do not charge sellers an added commission for this service, as it is already included in the Marketplace final value fee.

Through our classifieds offerings in motors, real estate and services, we generate revenues from up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.

Our Advertising revenues are generated by selling either display or text link ads throughout our website to interested advertisers.

Finally, our shipping revenues are generated when a buyer elects to receive the item through our shipping service.

When more than one service is included in one single arrangement with the customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2015 and 2014, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. See — “Critical accounting policies and estimates — Foreign Currency Translation” for more information.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.4% and 6.3% of net revenues for the three-month periods ended March 31, 2015 and 2014, respectively.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization and hosting and website operation fees.

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

We carry out the majority of our marketing efforts on the Internet. In that regard, we enter into agreements with portals, search engines, social networks, ad networks and other websites in order to attract Internet users to the MercadoLibre Marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we allocate a portion of our marketing budget to cable television advertising in order to improve our brand awareness and to complement our online efforts.

We also work intensively on attracting, developing and growing our seller community through our supply efforts. We have dedicated professionals in most of our operations that work with sellers through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long-term retention plan compensation, expenses for legal, accounting and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, administration, accounting, legal and human resources.

Impairment of long-lived assets

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

On February 10, 2015, the Venezuelan government issued a decree that unifies the two previous foreign exchange systems “ SICAD 1 and SICAD  2” into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. In the same decree the Venezuelan government created the SIMADI, a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of 20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015. As of March 31, 2015, the SIMADI exchange rate was 192.95 BsF per U.S. dollar. The average exchange rate for the first quarter of 2015 was 52.46 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 will not be fully recoverable. As a result, we have recorded an impairment of long-lived assets of $16.2 million on March 31, 2015 using the exchange rate as of that date. The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million as of March 31, 2015 by using the market approach and considering prices for similar assets.

Other income (expenses), net

Other income (expenses) consists primarily of interest income derived from our investments and cash equivalents, interest expense related to financial liabilities, foreign currency gains or losses and other non-operating results.

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

There have been no significant changes in our critical accounting policies, management estimates or accounting policies followed from the year ended December 31, 2014.

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period/year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency (losses) gains”.

Venezuelan currency status

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations.

During December 2013, the Venezuelan regulation that created SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remained only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which did not include those relating to our business. As a consequence, SICAD 1 became, from that moment through May 15, 2014, the primary system to which we would have to request U.S. dollars to settle our transactions. As a result, from January 24, 2014 to May 15, 2014, the exchange rate we used to re-measure our net monetary asset position and BsF transactions of our Venezuelan operations was the SICAD 1 exchange rate. The average exchange rate under SICAD 1 during the first quarter of 2014 was 10.1 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism SICAD 2 that allowed the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for the new exchange mechanism in Exchange Agreement N° 27 and, on March 24, 2014 SICAD 2 began operating. Since implementation of the SICAD 1 system, we had been unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2, on May 16, 2014, we started requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system was an open mechanism that permitted any company to request U.S. dollars for any purpose. Consequently, we were eligible for and were granted U.S. dollars through the SICAD 2 mechanism.

As a consequence of our determination to obtain U.S. dollars through SICAD 2 and our continued lack of access to SICAD 1, we concluded that the SICAD 2 exchange rate should be used to re-measure the bolivar-denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the results of our Venezuelan operations in BsF, effective as of May 16, 2014. In connection with this re-measurement, we recorded a foreign exchange loss of $16.5 million during the second quarter of 2014. As of December 31, 2014, the SICAD 2 exchange rate was 49.99 BsF per U.S. dollar. The average exchange rate for the year ended December 31, 2014, after giving effect to our move to the SICAD 2 mechanism on May 16, 2014, was 33.94 BsF per U.S. dollar.

In light of the economic conditions in Venezuela in the second quarter of 2014, our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows then expected from our Venezuelan operations, during the second quarter of 2014, we reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our then expected use of these assets in light of the foregoing. We own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the economic conditions in Venezuela, we determined to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we concluded that the carrying value of these two real estate properties were not fully recoverable, we recorded an impairment of long-lived assets of $49.5 million during May 2014.

On February 10, 2015, the Venezuelan government issued a decree that unifies the two previous foreign exchange systems SICAD 1 and SICAD 2 into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. In the same decree the Venezuelan government created the SIMADI, a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015. As of March 31, 2015, the SIMADI exchange rate was 192.95 BsF per U.S. dollar. The average exchange rate for the first quarter of 2015 was 52.46 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 will not be fully recoverable. As a result, we have recorded an impairment of long-lived assets of $16.2 million on March 31, 2015 using the exchange rate as of that date.  The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million as of March 31,  2015 by using the market approach and considering prices for similar assets.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the Commission for the Administration of Foreign Exchange Control (CADIVI). Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. Our Venezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions and we have not distributed dividends from our Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2015 and December 31, 2014 and net revenues for the three-month periods ended March 31, 2015 and 2014:

	Three-month Periods Ended March 31,
	2015	2014
	(In thousands)
Net Revenues	$ 13,955	$ 19,357

	March 31,	December 31,
	2015	2014
Assets	41,587	75,153
Liabilities	(38,565)	(43,359)
Net Assets	$ 3,022	$ 31,794

As of March 31, 2015, the net assets of our Venezuelan subsidiaries amount to approximately 0.9% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 1.3% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If our access to U.S. dollars becomes widely available at a more unfavorable rate than the current SIMADI exchange rate (or if SIMADI exchange rate has significant devaluation in the future), and we decided to use that alternative mechanism considering that exchange rate as the one applicable for re-measurement, our results of operations, earnings and value of our net assets in Venezuela would be negatively impacted, and we cannot assure that the impact would not be material. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

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

Additionally, during January 2014 the Argentine Peso exchange rate against the U.S. dollar increased by approximately 23%, from 6.52 Argentine Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentine Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets of our Argentine subsidiary decreased by $14.6 million with the related impact in Other Comprehensive Income and we recognized a foreign currency gain of $4.6 million. As of March 31, 2015, the Argentine Peso exchange rate was $8.82 per U.S. dollar.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report, Item 3 of Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 and in Note 7 to our unaudited interim condensed consolidated financial statements, included in this report. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Impairment of long-lived assets

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For more information, see “Description of line items—Impairment of long-lived assets” above.

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

In accordance with ASC 470-20  Debt with Conversion and Other Options , the convertible debt instrument within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and a fair value was assigned. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of June 30, 2014, we determined the fair value of the liability component of the Notes by reviewing market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

The initial debt component of the Notes was valued at $283.0 million, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $47.0 million. This amount represents the total unamortized debt discount we recorded at the time of issuance of the Notes. The aggregate debt discount, including the transaction costs related to the debt component, is amortized as interest expense over the contractual term of the Notes using the effective interest method using an interest rate of 6.1%.

In connection with the issuance of the Notes, we paid approximately $19.7 million to enter into capped call transactions with respect to shares of our common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per share of common stock, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.78 per share of common stock.

The $19.7 million cost of the capped call transactions, which net of deferred income tax effect amounts to $12.8 million, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging — Contracts in Entity’s Own Equity.

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014— Other Data— Debt”.

Results of operations for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014

The selected financial data for the three-month periods ended March 31, 2015 and 2014 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 or for any other period.

Statement of income data

	Three-months Periods Ended March 31,
(In millions)	2015 (*)	2014 (*)
	(Unaudited)
Net revenues	$ 148.1	$ 115.4
Cost of net revenues	(44.7)	(31.5)
Gross profit	103.4	83.8

Operating expenses:

Product and technology development	(17.2)	(12.3)
Sales and marketing	(26.2)	(22.4)
General and administrative	(18.1)	(15.2)
Impairment of Long-Lived Assets	(16.2)	—
Total operating expenses	(77.8)	(49.8)
Income from operations	25.6	34.0

Other income (expenses):
Interest income and other financial gains	4.3	3.0
Interest expense and other financial losses	(5.0)	(1.0)
Foreign currency (losses) / gains	(8.6)	3.1
Net income before income / asset tax expense	16.4	39.1

Income / asset tax expense	(14.7)	(8.8)
Net income	$ 1.7	$ 30.3
Less: Net Income attributable to Noncontrolling	—	0.1
Net income attributable to Mercadolibre, Inc. shareholders	$ 1.7	$ 30.3

(*) The table above may not total due to rounding.

Other Data

	Three-month Periods Ended March 31,
(In millions)	2015	2014

Number of confirmed registered users at end of the period [1]	126.7	103.7
Number of confirmed new registered users during the period [2]	5.7	4.3
Gross merchandise volume [3]	1,649.1	1,797.3
Number of items sold [4]	27.5	21.7
Total payment volume [5]	1,037.3	664.0
Total payment transactions [6]	14.8	9.2
Capital expenditures	8.3	7.1
Depreciation and amortization	5.1	3.5

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)

Total Net Revenues	$ 148.1	$ 115.4	32.7	28.4%
As a percentage of net revenues (*)	100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Three-month Periods Ended		Change from 2014
Consolidated Net Revenues	March 31,		to 2015 (**)
by revenue stream	2015	2014	in Dollars	in %
	(in millions, except percentages)
Brazil
Marketplace	$ 40.8	$ 36.1	$ 4.7	12.9%
Non-Marketplace	27.7	16.3	11.4	69.8%
	68.5	52.4	16.1	30.6%
Argentina
Marketplace	$ 30.3	$ 18.5	$ 11.8	63.8%
Non-Marketplace	17.1	9.4	7.7	80.9%
	47.4	27.9	19.5	69.6%
Venezuela
Marketplace	$ 12.8	$ 17.3	$ (4.5)	-26.0%
Non-Marketplace	1.1	2.0	(0.9)	-44.5%
	14.0	19.3	(5.4)	-27.9%
Mexico
Marketplace	$ 6.4	$ 6.2	$ 0.2	3.1%
Non-Marketplace	3.1	1.9	1.2	60.9%
	9.4	8.1	1.4	16.8%
Other countries
Marketplace	$ 4.5	$ 5.3	$ (0.9)	-16.0%
Non-Marketplace	4.3	2.4	2.1	95.1%
	8.8	7.7	1.2	16.4%
Consolidated
Marketplace	$ 94.8	$ 83.4	$ 11.3	13.6%
Non-Marketplace (*)	53.3	32.0	21.4	67.0%
Total	$ 148.1	$ 115.4	$ 32.7	28.4%

(*) Includes, among other things, ad sales, real estate, motors, financing fees, off-platform payment fees and other ancillary services.

(**) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the three-month periods ended March 31, 2015 and 2014, increased across all geographic segments, except for the Venezuelan segment.

Brazil

Marketplace revenue in Brazil grew 12.9% in the three-month period ended March 31, 2015 as compared to the same period in 2014.  The growth was primarily a consequence of an increase in local currency volume of 11.6% and a  36.6% increase in our take rate (which we defined as net revenues as a percentage of gross merchandise volume) due to the increased adoption of our “zero cost installment pricing”. Those increases were partially offset by a local currency devaluation of 35.0%. The Non-Marketplace business grew 69.8%, an $11.4 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users and in shipping revenues.

Argentina

Marketplace revenues of our Argentine segment increased 63.8% for the three-month period ended March 31, 2015 as compared to the same period in 2014,  mainly due to a 61.6% increase in local currency volume and 12.2% increase in our take rate, which we defined as net revenues as a percentage of gross merchandise volume. Those increases were partially offset by a local currency devaluation of 10.7%. The Non-Marketplace business grew 80.9%, a $7.7 million increase, during the same period mainly driven by increases in the volume of financing transactions offered to our users and in off-platform fees.

Venezuela

Marketplace revenues of our Venezuelan segment during the three-month period ended March 31, 2015 decreased by approximately 26.0% when compared to the same period in 2014 mainly due to a 383.8% local currency devaluation (see “Foreign

Currency Translation — Venezuelan currency status”), partially offset by a 214.7% increase in local currency volume and a 13.8% increase in our take rate as a consequence of changes in certain caps that we applied to our fees for marketplace transactions. The Non-Marketplace business decreased 44.5%, or $0.9 million during the same period, mainly by the devaluation mentioned above, partially offset by an increase in the volume of transactions.

Mexico

Marketplace revenue in Mexico grew 3.1% during the three-month period ended March 31, 2015 as compared to the same period of 2014.  The increase in our Mexican marketplace revenues reflects a 9.1% increase in our take rate and a 9.1% increase in local currency volume, partially offset by a 15.4% devaluation of the local currency. The Non-Marketplace business grew 60.9%, a $1.2 million increase, during the same period, driven by an increase in the volume of real estate listings, which was largely a consequence of our second quarter 2014 acquisition of Guia de Inmuebles.com, a website that operates an online classified advertisements platform dedicated to the sale of real estate in Mexico.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2015
Net revenues	$ 148.1	n/a	n/a	n/a
Percent change from prior quarter	-8%
2014
Net revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Percent change from prior quarter	-14%	14%	12%	9%
2013
Net revenues	$ 102.7	$ 112.2	$ 123.1	$ 134.7
Percent change from prior quarter	-1%	9%	10%	9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the three-month periods ended March 31, 2015 as compared to the same period in 2014:

(% of revenue growth in Local Currency)	Changes from 2014 to 2015 (*)
Brazil	58.4%
Argentina	93.9%
Venezuela	284.1%
Mexico	31.8%
Other Countries	33.3%
Total Consolidated	100.2%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2014 and applying them to the corresponding months in 2015, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the significant increase in our net revenues is mainly due to higher average selling prices posted by sellers during the three-month period ended March 31, 2015, which we do not control. The increase in average selling prices is a consequence of: (i) an approximately 69% inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our marketplace.

In the case of Argentina, we have not observed material differences between the rate of inflation and the rate of currency devaluation of the Argentine Peso against the U.S. dollar during the three- month period ended March 31, 2015 as compared to the same period of 2014. For more explanation of the revenue growth, see above mentioned disclosures in this section.

Cost of net revenues

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$ 44.7	$ 31.5	$ 13.2	41.8%
As a percentage of net revenues (*)	30.2%	27.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014, the increase of $13.2 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $7.7 million, or 52.0%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries. For the three months ended March 31, 2015, total payment volume (“TPV”) represents 62.9% of our total gross merchandise volume (“GMV”) (excluding motor vehicles, vessels, aircraft and real estate) as compared to 36.9% for the three-month period ended March 31, 2014; ii) an increase in sales taxes amounting to $3.6 million, mainly related to our Argentine and Brazilian operations; iii) a $1.1 million increase in salaries and wages; iv) a $0.5 million increase in other costs and v) a $0.2 million increase in certain banking tax related costs in Argentina.

Product and technology development expenses

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$ 17.2	$ 12.3	$ 5.0	40.7%
As a percentage of net revenues (*)	11.6%	10.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2015, the increase in product and technology development expenses as compared to the same period in 2014 amounted to $5.0 million or 40.7%. The increase was primarily attributable to an increase of $3.3 million in salaries due to: i) compensation costs related to the LTRP as a consequence of an increase in the fair market value of our shares; and ii) the hiring of more engineers, as we continue to invest in top-quality talent to develop enhancements and new features across our platforms. Finally, depreciation and amortization grew during the three-month period ended on March 31, 2015 by $1.0 million as compared to the same period in 2014, and other product and development expenses grew by $0.6 million during the same peiord. We believe product development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$ 26.2	$ 22.4	$ 3.9	17.2%
As a percentage of net revenues (*)	17.7%	19.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2015, the $3.9 million increase in sales and marketing expenses when compared to the same period in 2014 was primarily attributable to: i) an increase of $1.9 million in on line portal deals expenses; ii) a $2.2 million increase in expenses related to our buyer protection program and iii) a $1.0 million increase in salaries and wages. These increases in sales and marketing expenses were partially offset by a decrease in bad debt of $1.9 million, which represented 2.6% of our net revenues for the three-month period ended March 31, 2015 as compared to a bad debt expense equal to 5.0% for the three-month period ended March 31, 2014.

General and administrative expenses

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
General and administrative	$ 18.1	$ 15.2	$ 2.9	19.1%
As a percentage of net revenues (*)	12.2%	13.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2015, the $2.9 million increase in general and administrative expenses when compared to the same period in 2014 was primarily attributable to: i) a $3.9 million increase in salaries and wages and ii) a $0.6 million increase in depreciation and amortization expenses. These increases were partially offset by a $1.4 million net decrease in other general and administrative expenses.

Impairment of Long-Lived assets

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Impairment of Long-Lived Assets	$ 16.2	$ —	$ 16.2	100.0%
As a percentage of net revenues (*)	11.0%	0.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three month period ended March 31, 2015 when compared with the same period in 2014, the $16.2 million increase in impairment of long-lived assets was attributable to the impairment of certain real estate offices recorded during the first quarter of 2015 owned by our Venezuelan subsidiaries. For further information, see section “Foreign Currency Translation—Venezuelan currency status.”

Other income / (expense), net

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Other income / (expense), net	$ (9.2)	$ 5.1	$ (14.3)	-280.6%
As a percentage of net revenues	-6.2%	4.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2015, the $14.3 million decrease in other income/ (expense), net when compared to the same period in 2014 was primarily attributable to a consolidated foreign exchange loss of $8.6 million in 2015 as compared to a $3.1 million gain in the same period in 2014. The 2015 foreign exchange loss was a consequence of a $20.4 million foreign exchange loss in Venezuela as a result of start using the SIMADI exchange rate since March 31, 2015, partially offset by a foreign exchange gain in Brazil of  $10.1  million and a $1.0 million foreign exchange gain in Argentina. Additionally, during the three-month period ended March 31, 2015, interest income increased $ 1.3 million and interest expense increased by $4.0 million as compared to the same period in 2014 due to the Convertible Notes issued on June 30, 2014.

Income and asset tax

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Income and asset tax	$ 14.7	$ 8.8	$ 5.9	67.0%
As a percentage of net revenues (*)	9.9%	7.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the three-month period ended March 31, 2015 as compared to the same period in 2014, income and asset tax increased by $5.9 million, mainly as a consequence of an increase in taxable income and in permanent differences period over period mainly in Brazil and Argentina.

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

The following table summarizes our blended and effective tax rates for the three-month periods ended March 31, 2015 and 2014:

	Three-month Periods Ended
	March 31,
	2015	2014
Blended tax rate	89.5%	22.4%
Effective tax rate	100.1%	39.3%

Our blended and effective tax rates for the three-month period ended March 31, 2015 increased significantly as compared to the same period in 2014 mainly due to a significant reduction in net income before tax as a result of a one-time loss recorded in our Venezuelan subsidiaries on March 31, 2015 related to the impairment of long-lived assets and the devaluation of the BsF net asset position. The impairment of long-lived assets is non-deductible for tax purposes. Additionally, our Argentine subsidiaries benefited from a software development law that granted a relief of 60% of income tax, which expired during September 2014. Because we have not received any confirmation regarding our ability to benefit from the new software development law that will grant some level of relief for income tax purposes,  we did not record any income tax holiday since the last quarter of 2014, ended on December 31, 2014.

The following table sets forth our effective income tax rate related to our main segments for the three-month periods ended March 31, 2015 and 2014:

	Three-month Periods Ended
	March 31,
	2015	2014
Effective tax rate by country
Argentina	43.0%	28.9%
Brazil	26.9%	36.9%
Mexico	19.5%	30.4%
Venezuela	-0.5%	55.7%

Our Argentine subsidiaries benefited from a software development law that grants a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the three-month period ended

March 31, 2014 was lower than the local statutory rate of 35%. On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 a  regulatory decree was issued, which established the new requirement to become a  beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law. During May 2014, we presented all the required documentation in order to apply for the new software development law. At the date of this report, the company’s application to be a beneficiary of this new law is still pending.

As a consequence of the above mentioned situation, no tax holiday was recorded since the last quarter of 2014, ended on December 31, 2014. Additionally, the effective income tax rate was higher than the local statutory rate of 35% mainly as a result of changes in permanent tax differences.

If we are successful in being admitted as beneficiaries under the new law, we estimate that the Argentine effective income tax rate would be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The decrease in our Brazilian effective income tax rate for the three-month period ended March 31, 2015 as compared to the same period in 2014 was mainly related to temporary differences deducted in the current period.

For the three-month period ended March 31, 2015, our Mexican effective income tax rate was lower than the local statutory rate of 30% due to the consumption of tax losses arising in prior years, which generates lower provisions for income tax, jointly with other temporary differences.

For the three-month period ended March 31, 2015, our Venezuelan negative effective income tax rate was driven by losses recorded during this period in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange losses, which generated a net loss before income tax. The impairment of long-lived assets charge is non-deductible for tax purposes. The income tax provision recorded as of March 31, 2015 is related to the pre-tax income of one of our Venezuelan subsidiaries which generated operating income during the period.

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions)

	Three-month Period Ended March 31, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 68.5	$ 47.4	$ 9.4	$ 14.0	$ 8.8	$ 148.1
Direct costs	(39.7)	(24.8)	(6.0)	(4.2)	(5.2)	(79.8)
Impairment of Long-Lived Assets	—	—	—	(16.2)	—	(16.2)
Direct contribution	28.8	22.6	3.5	(6.5)	3.6	52.1
Margin	42.1%	47.7%	36.7%	-46.4%	41.1%	35.2%

	Three-month Period Ended March 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 52.4	$ 27.9	$ 8.1	$ 19.3	$ 7.7	$ 115.4
Direct costs	(30.5)	(16.9)	(4.6)	(5.6)	(3.9)	(61.6)
Direct contribution	21.9	10.9	3.5	13.6	3.8	53.8
Margin	41.8%	39.3%	43.4%	70.7%	49.5%	46.6%

Change from the Three-month Period Ended March 31, 2014 to March 31, 2015 (*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 16.1	$ 19.6	$ 1.4	$ (5.3)	$ 1.0	$ 32.7

	30.6%	69.6%	16.8%	-27.9%	16.4%	28.4%

Direct costs	$ (9.2)	$ (7.9)	$ (1.4)	$ 1.4	$ (1.3)	$ (18.3)
	30.0%	46.5%	30.4%	-25.4%	32.1%	29.6%

Impairment of Long-Lived Assets	$ —	$ —	$ —	$ (16.2)	$ —	$ (16.2)
	0.0%	0.0%	0.0%	100.0%	0.0%	100.0%

Direct contribution	$ 6.9	$ 11.7	$ (0.0)	$ (20.1)	$ (0.2)	$ (1.8)
	31.5%	106.9%	-1.1%	-147.5%	-5.8%	-3.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the three-month period ended March 31, 2015 as compared to the same period in 2014, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the three-month period ended March 31, 2015 as compared to the same period in 2014, direct costs increased by 30.0%, mainly driven by: i) a 38.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of MercadoPago business and sales tax costs, partially offset by a decrease in our website operation expenses; ii) a 20.4% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, salaries and wages and in buyer protection program expenses and other marketing expenses, partially offset by a decrease in off-line marketing expenses; iii) a 59.7% increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses; and iv) a 13.8% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

Argentina

For the three-month period ended March 31, 2015 as compared to the same period in 2014, direct costs increased by 46.5%, mainly driven by: i) a 68.6% increase in cost of net revenues, mainly attributable to an increase in collection fees, customer support costs, sales taxes and in certain banking tax related costs; ii) a 65.7% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, bad debt and salaries and wages; and iii) a 85.3% decrease in general and administrative expenses, which was primarily attributable to the write off of $2.4 million of credits as a consequence of the new software development law during first quarter of 2014.

Mexico

For the three-month period ended March 31, 2015 as compared to the same period in 2014, direct costs increased by 30.4%, mainly driven by: i) a 32.2% increase in cost of net revenues that was mainly attributable to an increase in collection fees, customer support fees and other costs; ii) a 66.8% increase in product and technology development expenses, primary attributable to an increase in salaries and wages and depreciation and amortization expenses; and iii) a  191.9% increase in general and administrative expenses, mainly due to an increase in salaries and wages and office expenses. These increases were partially offset by a  2.2%  decrease in sales and marketing expenses attributable to a decrease in bad debt and chargeback, partially offset by an increase in online marketing expenses.

Venezuela

During first quarter of 2015, we recorded an impairment of long-lived assets of $16.2 million in our Venezuelan subsidiaries. As a consequence of this loss, the direct contribution of this segment decreased significantly during the three-month period ended March 31, 2015 as compared to the same period in 2014.

For the three-month period ended March 31, 2015 as compared to the same period in 2014, the increase in impairment of long-lived assets was partially offset by: i) a 7.9% decrease in cost of net revenues that was mainly attributable to a decrease in collection fees, sales taxes fees and salaries and wages; ii) a 41.1% decrease in sales and marketing expenses that was mainly attributable to a decrease in salaries and wages, bad debt and chargebacks; and iii) a 78.2% decrease in product and technology development expenses attributable to a decrease in salaries and wages and communication and maintenance expenses.

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

At March 31, 2015, our main source of liquidity, amounting to $367.8 million of cash and cash equivalents and short-term investments and $190.2 million of long-term investments was provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of March 31, 2015 cash and investments of foreign subsidiaries amounted to $247.5 million, or 44.4% of our consolidated cash and investments, and approximately 28.9% of our consolidated cash and investments were held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2015 and 2014:

	Three-month Periods Ended
	March 31, (*)
(In millions)	2015	2014
Net cash provided by / (used in):
Operating activities	$ 38.2	$ 27.6
Investing activities	3.3	(14.1)
Financing activities	(7.5)	(6.9)
Effect of exchange rates on cash and cash equivalents	(37.4)	(15.7)
Net decrease in cash and cash equivalents	$ (3.4)	$ (9.1)

 (*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 38.2	$ 27.6	$ 10.6	38.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $10.6 million increase in net cash provided by operating activities during the three-month period ended March 31, 2015, as compared to the same period in 2014, was primarily driven by a $19.3 million increase in cash operating income (operating income adjusted by one-time losses and non-cash operating results), a $41.3 million increase in MercadoPago working capital, and a $18.6 million increase in accounts payable and accrued expenses.  These increases in operating cash flow were partially offset by a $63.4 million increase in accounts receivables and credit card receivables, a $2.5 million increase in prepaid expenses, and a $3.2 million increase in other assets.

Net cash provided by (used in) investing activities

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Investing activities	$ 3.3	$ (14.1)	$ 17.5	-123.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash provided by investing activities in the three-month period ended March 31, 2015 resulted mainly from purchases of investments of $420.1 million partially offset by proceeds from the sale and maturity of investments of $431.6 million, as part of our financial strategy. We used $0.9 million in the purchase of intangible assets and $7.3 million in the purchase of property, plant and equipment.

Net cash used in investing activities in the three-month period ended March 31, 2014 resulted mainly from purchases of investments of $386.8 million, which was partially offset by the sale and maturity of investments of $379.7 million, as part of our financial strategy. We used $0.1 million in the purchase of intangible assets and $7.0 million in the purchase of property, plant and equipment.

Net cash used in financing activities

	Three-month Periods Ended		Change from 2014
	March 31,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (7.5)	$ (6.9)	$ (0.6)	8.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2015, our primary use of cash was to fund $7.3 million of cash dividends paid on January 15, 2015. In addition, we used $0.1 million for the payment of financial liabilities, for which payment was due during the first quarter of 2015.

For the three-month period ended March 31, 2014, our primary use of cash was to fund $6.3 million of cash dividends paid on January 15, 2014. In addition, we used $0.6 million for the payment of financial liabilities, which were due during the first quarter of 2014.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third-party debt financing, or by raising equity capital, as market conditions allow.

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

As of March 31, 2015, none of the conditions allowing holders of the Notes to convert their notes had been met.

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

The initial debt component of the Notes was valued at $283.0 million, based on the contractual cash flows discounted at an appropriate market rate for a non-convertible debt at the date of issuance, which was determined to be 5.55%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $47.0 million and recorded as a debt discount. This amount represents the total unamortized debt discount we recorded at the time of issuance of the Notes. The aggregate debt discount, including the transaction costs related to the debt component, is amortized as interest expense over the contractual term of the Notes using the effective interest method using an interest rate of 6.1%.

For the three-month period ended March 31, 2015; the total interest expense recognized for the Convertible Notes amounted to $4.3 million.

Capped call transactions

The net proceeds from the Notes were approximately $321.7 million after considering the transaction costs in an amount of $8.3 million. In connection with the issuance of the Notes, we paid approximately $19.7 million to enter into capped call transactions with respect to its common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.78 per common share. Therefore, as a result of executing the Capped Call Transactions, we will reduce our exposure to potential dilution once the market price of its common shares exceeds the strike price of $126.02 and up to a cap price of approximately $155.78 per common share. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion, up to the above mentioned cap price.

The $19.7 million cost of the capped call transactions, which net of deferred income tax effect amounts to $12.8 million, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets, in accordance with the guidance in ASC 815-40 Derivatives and Hedging — Contracts in Entity’s Own Equity.

Cash Dividends

In each of February, April, July and October of 2014, our board of directors declared quarterly cash dividends of $7.3 million (or $0.166 per share on our outstanding shares of common stock). The dividends were paid on April 15, July 15, October 15, 2014 and January 15, 2015 to stockholders of record as of the close of business on March 29, June 30, September 30, and December 31, 2014, respectively.

On February 24, 2015, our board of directors declared a quarterly cash dividend of $4.6 million (or $0.103 per share) on the outstanding shares of the Company´s common stock. The first quarterly dividend was paid on April 15, 2015 to stockholders of record as of the close of business on March 31, 2015

We currently expect to continue paying comparable cash dividends on a quarterly basis. However, any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our board of directors, including the applicable requirements of the Delaware General Corporation Law.

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the three-month periods ended March 31, 2015 and 2014 amounted to $8.3 million and $7.1 million, respectively.

During the three-months ended March 31, 2015 we invested $4.4 million and $1.4 million in our Argentine and Brazilian offices respectively, and $0.9 million in Information Technology in Argentina.

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

Off-balance sheet arrangements

As of March 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

On February 18, 2015 the FASB issued the ASU 2015-02. The update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities and is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendments eliminate three of the six conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest. The adoption of this standard is not expected to have a material impact in our financial statements.

On April 7, 2015 the FASB issued the ASU 2015-03. To simplify presentation of debt issuance costs, the amendments in this update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact in our financial statements.

On April 15, 2015 the FASB issued the ASU 2015-05. The amendments in this update will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On May, 2015 the FASB issued the ASU 2015-07. The amendments in this update remove, from the fair value hierarchy, investments for which the practical expedient is used to measure fair value at net asset value. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The amendment should be applied retrospectively to all periods presented. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we use free cash flows, adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share as non-GAAP measures of certain components of financial performance.

These non-GAAP measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. These non-GAAP financial measures should only be used to evaluate our results of operations in conjunction with the most comparable U.S. GAAP financial measures.

Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measure can be found in the tables included in this quarterly report.

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

Reconciliation of Operating Cash Flows to Free Cash Flows

	Three-month Periods Ended
	March 31, (*)
(In millions)	2015	2014
Net Cash provided by Operating Activities	$ 38.2	$ 27.6
Purchase of intangible assets	(0.9)	(0.1)
Purchase of property and equipment	(7.3)	(7.0)
Free cash flow	29.9	20.5

(*) The table above may not total due to rounding.

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela and the impairment of long-lived assets, because it may not be indicative of the ordinary course of our business. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela and the impairment of long-lived assets not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for the three-month periods ended March 31, 2015 and 2014:

	Three-months periods ended (**)
	March 31, 2015		March 31, 2014
Net income before income / asset tax expense	$16.4		$39.1
Devaluation loss in Venezuela	20.4		1.3
Impairment of long-lived assets in Venezuela	16.2		—
Adjusted Net income before income / asset tax expense	$53.0		$40.4
Income and asset tax expense	$(14.7)		$(8.8)
Income tax effect on devaluation loss in Venezuela	(3.8)	(1)	(3.9)	(1)
Adjusted Income and asset tax	$(18.5)		$(12.7)
Net Income	$1.7		$30.3
Devaluation loss in Venezuela	20.4		1.3
Impairment of long-lived assets in Venezuela	16.2		—
Income tax effect on devaluation loss in Venezuela	(3.8)	(1)	(3.9)	(1)
Adjusted Net Income	$34.6		$27.7
Weighted average of outstanding common shares	44,154,932		44,153,818
Adjusted Earnings per share	$0.78		$0.63
Adjusted Blended Tax Rate (2)	34.8%		31.4%

(**)  Stated in millions of U.S. dollars, except for share data. The table above may not total due to rounding.

(1)	Income tax charge related to the Venezuela devaluation under local tax norms.
(2)	Adjusted Income and asset tax over Adjusted Net income before income / asset tax expense.

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

Foreign currencies

As of March 31, 2015, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in their local currencies. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries, which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary economy. As of March 31, 2015, the total cash and cash equivalents denominated in foreign currencies totaled $100.6 million, short-term investments denominated in foreign currencies totaled $71.4 million and accounts receivable and credit cards receivables in foreign currencies totaled $165.3 million. As of March 31, 2015, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of March 31, 2015, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $195.8 million and our U.S. dollar-denominated long-term investments totaled $190.2 million. For the three-month period ended March 31, 2015, we had a consolidated loss on foreign currency of $8.6 million mainly as a result of the devaluation in Venezuela (as a consequence of our determination to use the exchange rate under SIMADI effective as of March 31, 2015) which amounted to a loss of $20.4 million offset by a foreign exchange gain in Argentina and Brazil in first quarter 2015, which amounted to a gain of $11.1 million. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014— Other income, net” for more information).

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

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2015 and 2014:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2015	2014
Brazil	46.3%	45.4%
Argentina	32.0	24.2
Venezuela	9.4	16.8
Mexico	6.4	7.0
Other Countries	5.9	6.5

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of March 31, 2015 and for the three-month period then ended:

Foreign Currency Sensitivity Analysis

(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 164.5	$ 148.1	$ 134.7
Expenses	(136.0)	(122.5)	(111.4)
Income from operations	28.5	25.6	23.2

Other expenses and income tax related to P&L items	(14.6)	(15.3)	(12.6)

Foreign Currency impact related to the remeasurement of our Net Asset position	(11.6)	(8.6)	(9.4)
Net income	2.3	1.7	1.2

Total Shareholders' Equity	$ 332.5	$ 331.1	$ 299.0

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar

The table above may not total due to rounding.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the increase in our net revenues, operating expenses, and other expenses, net and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the decrease in our net revenues, operating expenses, and other expenses, net and income tax lines related to the translation effect.

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the three-months ended March 31, 2015, we did not enter into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of March 31, 2015, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 192.95BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of March 31, 2015 and December 31, 2014 and net revenues for the three-month periods ended March 31, 2015 and 2014:

	Three-month Periods Ended March 31,
	2015	2014
	(In thousands)
Net Revenues	$ 13,955	$ 19,357

	March 31,	December 31,
	2015	2014
Assets	41,587	75,153
Liabilities	(38,565)	(43,359)
Net Assets	$ 3,022	$ 31,794

As of March 31, 2015, the net assets of our Venezuelan subsidiaries amount to approximately 0.9% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 1.3% of our consolidated cash and investments.

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

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that allowed the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for the new exchange mechanism in Exchange Agreement N° 27 and, on March 24, 2014 SICAD 2 began operating. Since implementation of the SICAD 1 system, we had been unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2, on May 16, 2014, we started requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system was an open mechanism that permitted any company to request U.S. dollars for any purpose. Consequently, we were eligible for and were granted U.S. dollars through the SICAD 2 mechanism.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividend distributions, using alternative mechanisms other than through the CADIVI. Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. Our Venezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions and we have not distributed dividends from our Venezuelan subsidiaries since 2011.

In light of the current economic conditions in Venezuela in the second quarter of 2014, our determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows then expected from our Venezuelan operations, during the second quarter of 2014, we reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, including considering our then expected use of these assets in light of the foregoing. We currently own two office spaces in Venezuela that we had expected to use to support our main operating activities in that country. However, due to the economic conditions in Venezuela, we determined to rent these office spaces to third parties to generate rental income and will consider opportunities for disposal of these assets if real estate market conditions are favorable. Because we have concluded that the carrying value of these two real estate properties were not fully recoverable, we recorded an impairment of long-lived assets of $49.5 million during May 2014.

On February 10, 2015, the Venezuelan government issued a decree that unifies the two previous foreign exchange systems SICAD 1 and SICAD 2 into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. In the same decree the Venezuelan government created the SIMADI, a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015. As of March 31, 2015, the SIMADI exchange rate was 192.95 BsF per U.S. dollar. The average exchange rate for the first quarter of 2015 was 52.46 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 will not be fully recoverable. As a result, we recorded an impairment of long-lived assets of $16.2 million on March 31, 2015 using the exchange rate as of that date.  The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million as of March 31,  2015 by using the market approach and considering prices for similar assets.

Although the current mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela imply increased restrictions, we do not expect that the current restrictions to purchase U.S. dollars will have a significant adverse effect on our business strategy with regard to the investment in Venezuela.

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers an exchange rate of 192.95 BsF per U.S. dollar starting on January 1, 2015. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

The information disclosed below does not include any inflation effect, nor the devaluation impact related to the assumed devaluation or any other effect derived from the assumed devaluation. The information below should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. In addition, this information is not based on any comprehensive set of accounting rules or principles.

The evolution of the Venezuelan economy and any future governmental interventions in the Venezuelan economy are beyond our ability to control or predict. New events could happen in the future in Venezuela and it is not possible for management to predict all such events, nor can it assess the impact of all such events on our Venezuelan business.

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming an exchange rate of 193 BsF per U.S. dollar, applied for the period starting on January 1, 2015 to March 31, 2015:

Three-month period ended March 31, 2015
	Actual (*)	Sensitivity (**)
(In thousands)
Net revenues	$ 13,955	$ 3,801
Direct costs	$ (4,204)	$ (1,754)
Direct contribution before impairment of Long-lived assets	$ 9,751	$ 2,048
Direct Contribution Margin before impairment %	69.9%	53.9%
Long-lived assets impairment	$ (16,226)	$ (16,226)
Direct contribution after Long-lived assets impairment	$ (6,475)	$ (14,178)
Direct Contribution Margin after impairment %	-46.4%	-373.0%

(*) As reported.

(**) Computing a hypothetical devaluation of the Venezuelan segment from January 1 to March 31, 2015  (193 BsF per U.S. dollar).

Despite the continued uncertainty and restrictions relating to foreign currency exchange in Venezuela as described above, we believe that our underlying business in that country is competitively well-positioned and continues to exhibit solid growth, in terms of units sold, even while economic conditions in the Venezuelan economy remain difficult. As economic conditions in that country improve, we expect that our business in Venezuela will benefit accordingly. Although in May 2014 and March 2015 we experienced a strong devaluation of our business in Venezuela, we cannot assure you that the BsF will not experience further devaluations or that the Venezuelan government will not default on its obligations to creditors in the future, which may be significant and could have a material negative impact on our future financial results of our Venezuela segment and value of our bolivar denominated net assets. However, for the reasons stated at the beginning of this paragraph, we remain strongly committed to our business and investment in Venezuela.

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

During January 2014 the Argentine Peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentine Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentine Pesos per U.S. dollar. Due to the abovementioned devaluation, during the three-month period ended March 31, 2014, the reported net assets in our Argentine subsidiaries decreased by $14.6 million with the related impact in Other Comprehensive Income and the Company recognized a foreign exchange gain of $4.6 million. As of March 31, 2015, the Argentine Peso exchange rate was $8.82 per U.S. dollar.

Had a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar occurred on March 31, 2015, the reported net assets in our Argentine subsidiaries would have decreased by approximately $7.1 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $2.2 million in our Argentine subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of March 31, 2015, MercadoPago’s funds receivable from customers totaled $133.6 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2015, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.28%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of March 31, 2015 could decrease (increase) by approximately $3.9 million.

As of March 31, 2015, our short-term investments amounted to $148.1 million and our long-term investments amounted to $190.2 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

On September 27, 2013, our board of directors, upon the recommendation of the compensation committee, approved the 2013 Long Term Retention Plan (the “2013 LTRP”) and on March 31, 2014, the board of directors, upon the recommendation of the Compensation Committee approved the 2014 employee retention programs (“2014 LTRP”). If earned, payments to eligible employees under the 2013 and 2014 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees. The awards under 2013 and/or 2014 LTRP are payable in cash, common stock or a combination thereof and, as we mentioned in the paragraph before for the others LTRP, we granted the right to any LTRP participant to request settlement in cash.

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

At March 31, 2015, the total contractual obligation fair value of our 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment LTRP liability amounted to $38.6 million. As of March 31, 2015, the accrued liability related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment portion of the LTRP included in Social security payable in our condensed consolidated balance sheet amounted to $24.6 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%:

		As of March 31, 2015
		MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013 and 2014
		Equity Price	variable LTRP liability
(In thousands, except equity price)
Change in equity price in percentage

40%		176.95	53,993
30%		164.31	50,136
20%		151.67	46,279
10%		139.03	42,423
Static	(*)	126.39	38,566
-10%		113.75	34,710
-20%		101.11	30,853
-30%		88.48	26,996
-40%		75.84	23,140

(*)Average closing stock price for the last 60 trading days of the closing date.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our Company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 27, 2015.

As of March 31, 2015, our total reserves for proceeding-related contingencies were approximately $2.7 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against us. We do not reserve for losses we determine to be possible or remote.

As of March 31, 2015, there were 641 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of March 31, 2015, there were 2,672 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

As of March 31, 2015, there were 41 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 767 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of March 31, 2015, there were two claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 57 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending ourselves in these actions. We have established a reserve for those proceedings which we have considered that a loss is probable. The disclosure below updates and supplements the information set forth in “Item 3 — Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014:

State of São Paulo Fraud Claim

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009, the Company presented a recourse to the lower court, which was not granted. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. We appealed the decision to the Brazilian Federal Superior Court of Justice. As of the date of this report we appeal to the Brazilian Federal Superior Court of Justice was still being processed before the State Court of Appeals. On March 23, 2015 the State of São Paulo Prosecutor and MercadoLivre have settled the case by agreeing that MercadoLivre (i) will not be held liable for the quality, nature or defective products or services purchased through the Brazilian website, and/or damages suffered by buyers for purchases made using the website and paid directly to sellers, and (ii) will be jointly liable when buyer used MercadoPago in a purchase made through the website and liable for MercadoLivre’s own services. The parties filed a joint petition to get the homologation of the settlement, which is still pending. In the opinion of our management and our legal counsel the risk of loss is remote.

Intellectual Property Claims

In the past, third-parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We have been notified of several potential third-party claims for intellectual property infringement through our website. These claims, whether meritorious or not, are time consuming, can be costly to resolve, could cause service upgrade delays, and could require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A Risk factors — Risks related to our business — We could potentially face legal and financial liability for the sale of items that infringe on the intellectual property rights of others and for information disseminated on the MercadoLibre Marketplace” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A — Risk Factors

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Social, Political and economic conditions in Venezuela may have an adverse impact on our operations.

We conduct significant operations in Venezuela, offering both our MercadoLibre Marketplace and MercadoPago online payments solution, through our Venezuelan subsidiaries. As of March 31, 2015 we had 123 employees working in that country. As of and for the three-months period ended March 31, 2015, 9.4% of our consolidated net revenues and 0.9% of our consolidated net assets are derived from our Venezuelan subsidiaries, while 1.3% of our consolidated cash and investments are held in local Venezuelan currency by our Venezuelan subsidiaries.

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

Since 2010, the Venezuelan government has been imposing foreign exchange and price controls on the local currency and created different foreign exchange systems to buy US dollars. On February 10, 2015, the Venezuelan government issued a decree that unifies the two previous foreign exchange systems “SICAD 1 and SICAD 2” into a new single system denominated SICAD, with an initial public foreign exchange price of 12 Bolivares Fuertes (“BsF”) per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. In the same decree the Venezuelan government created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015. As of March 31, 2015, the SIMADI exchange rate was 192.95 Bs.F. per U.S. dollar. The average exchange rate for the first quarter of 2015 was 52.46 Bs.F. per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 will not be fully recoverable. As a result, we have recorded an impairment of long-lived assets of $16.2 million on March 31, 2015. The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million.

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

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If our access to U.S. dollars becomes widely available at a more unfavorable rate than the current SIMADI exchange rate (or if SIMADI exchange rate has significant devaluation in the future), and we decided to use that alternative mechanism considering that exchange rate as the one applicable for re-measurement, our results of operations, earnings and value of our net assets in Venezuela would be negatively impacted, and we cannot assure that the impact would not be material. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

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

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 7, 2015	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
4.1	Form of Specimen Certificate for Registrant’s Common Stock (2)
4.2	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)
4.3	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2014.