Form 10-Q
period 2015-06-30
MERCADOLIBRE INC
filed 2015-08-06
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

44,155,589 shares of the issuer’s common stock, $0.001 par value, outstanding as of July 28, 2015.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of June 30, 2015 and December 31, 2014

and for the six and three-month periods

ended June 30, 2015 and 2014

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

(In thousands of U.S. dollars, except par value)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$ 170,391	$ 223,144
Short-term investments	167,161	148,810
Accounts receivable, net	46,123	46,672
Credit cards receivables, net	130,971	85,162
Prepaid expenses	5,332	3,458
Deferred tax assets	10,927	11,520
Other assets	16,449	13,984
Total current assets	547,354	532,750
Non-current assets:
Long-term investments	209,324	205,265
Property and equipment, net	82,735	91,545
Goodwill	101,840	68,829
Intangible assets, net	34,265	23,171
Deferred tax assets	13,343	21,554
Other assets	31,774	23,734
Total non-current assets	473,281	434,098

Total assets	$ 1,020,635	$ 966,848
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 67,371	$ 58,006
Funds payable to customers	197,793	165,034
Salaries and social security payable	27,626	28,777
Taxes payable	37,092	26,013
Loans payable and other financial liabilities	1,499	1,642
Deferred tax liabilities	1,702	1,645
Other liabilities	8,048	4,176
Dividends payable	4,548	7,330
Total current liabilities	345,679	292,623
Non-current liabilities:
Salaries and social security payable	10,913	11,326
Loans payable and other financial liabilities	286,525	282,184
Deferred tax liabilities	21,620	18,746
Other liabilities	11,455	6,181
Total non-current liabilities	330,513	318,437
Total liabilities	$ 676,192	$ 611,060

Commitments and contingencies (Note 7)

Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized,
44,155,589 and 44,154,572 shares issued and outstanding at June 30,
2015 and December 31, 2014, respectively	$ 44	$ 44
Additional paid-in capital	137,787	137,645
Retained earnings	365,261	353,173
Accumulated other comprehensive loss	(158,649)	(135,074)
Total Equity	344,443	355,788
Total Liabilities and Equity	$ 1,020,635	$ 966,848

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three-month periods ended June 30, 2015 and 2014

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

Net revenues	$ 302,417	$ 247,231	$ 154,314	$ 131,849
Cost of net revenues	(95,019)	(67,911)	(50,311)	(36,372)
Gross profit	207,398	179,320	104,003	95,477
Operating expenses:
Product and technology development	(36,885)	(23,998)	(19,639)	(11,741)
Sales and marketing	(55,317)	(48,821)	(29,115)	(26,469)
General and administrative	(38,746)	(28,917)	(20,612)	(13,684)
Impairment of Long-Lived Assets	(16,226)	(49,496)	—	(49,496)
Total operating expenses	(147,174)	(151,232)	(69,366)	(101,390)
Income (loss) from operations	60,224	28,088	34,637	(5,913)
Other income (expenses):
Interest income and other financial gains	8,991	6,609	4,683	3,573
Interest expense and other financial losses	(10,151)	(1,805)	(5,201)	(778)
Foreign currency losses	(9,217)	(12,871)	(648)	(15,965)
Net income (loss) before income / asset tax expense	49,847	20,021	33,471	(19,083)
Income / asset tax expense	(28,663)	(15,281)	(14,008)	(6,506)
Net income (loss)	$ 21,184	$ 4,740	$ 19,463	$ (25,589)
Less: Net Income attributable to Redeemable
Noncontrolling Interest	—	70	—	6
Net income (loss) attributable to MercadoLibre, Inc. shareholders	$ 21,184	$ 4,670	$ 19,463	$ (25,595)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

Basic EPS
Basic net income (loss) attributable to MercadoLibre, Inc.
Shareholders per common share	$ 0.48	$ 0.11	$ 0.44	$ (0.58)
Weighted average of outstanding common shares	44,155,035	44,153,658	44,155,271	44,153,892
Diluted EPS
Diluted net income (loss) attributable to MercadoLibre, Inc.
Shareholders per common share	$ 0.48	$ 0.11	$ 0.44	$ (0.58)
Weighted average of outstanding common shares	44,155,035	44,168,126	44,155,271	44,182,668
Cash Dividends declared	0.206	0.332	0.103	0.166

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month periods ended June 30, 2015 and 2014

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$ 21,184	$ 4,740	$ 19,463	$ (25,589)
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(23,927)	(16,102)	(1,397)	510
Unrealized net (losses) gains on available for sale investments	(27)	122	(288)	84
Reclassification adjustment for gains (losses) on available for sale
investments included in net income	379	(25)	—	—
Net change in accumulated other comprehensive (loss) gain, net of
income tax	(23,575)	(16,005)	(1,685)	594
Total comprehensive (loss) income	$ (2,391)	$ (11,265)	$ 17,778	$ (24,995)
Less: Comprehensive income attributable to Redeemable
Noncontrolling Interest	—	101	—	29
Comprehensive (loss) income attributable to MercadoLibre, Inc. Shareholders	$ (2,391)	$ (11,366)	$ 17,778	$ (25,024)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the six-month periods ended June 30, 2015 and 2014

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 21,184	$ 4,670
Adjustments to reconcile net income to net cash provided by
operating activities:
Net income attributable to Redeemable Noncontrolling Interest	—	70
Devaluation Loss, net	10,862	13,808
Impairment of Long-Lived Assets	16,226	49,496
Depreciation and amortization	10,970	7,583
Accrued interest	(5,769)	(4,211)
Convertible bonds accrued interest and amortization of debt discount	8,562	—
Long Term Retention Program accrued compensation	8,463	1,931
Deferred income taxes	7,736	(8,672)
Changes in assets and liabilities:
Accounts receivable	(19,342)	(22,789)
Credit Card Receivables	(52,553)	(15,278)
Prepaid expenses	(2,327)	(1,528)
Other assets	(4,122)	1,487
Accounts payable and accrued expenses	40,974	33,770
Funds payable to customers	52,006	21,969
Other liabilities	(652)	1,351
Interest received from investments	4,613	4,250
Net cash provided by operating activities	96,831	87,907
Cash flows from investing activities:
Purchase of investments	(950,636)	(774,417)
Proceeds from sale and maturity of investments	926,058	746,112
Payment for acquired businesses, net of cash acquired	(45,009)	(32,127)
Purchases of intangible assets	(1,367)	(1,951)
Advance for property and equipment	(7,473)	—
Purchases of property and equipment	(16,305)	(14,634)
Net cash used in investing activities	(94,732)	(77,017)
Cash flows from financing activities:
Funds received from the issuance of convertible notes	—	330,000
Transaction costs from the issuance of convertible notes	—	(7,425)
Purchase of convertible note capped call	—	(19,668)
Payments on loans payable and other financial liabilities	(4,438)	(2,726)
Dividends paid	(11,878)	(13,643)
Repurchase of Common Stock	(2,714)	(1,944)
Net cash (used in) provided by financing activities	(19,030)	284,594
Effect of exchange rate changes on cash and cash equivalents	(35,822)	(50,248)
Net (decrease) increase in cash and cash equivalents	(52,753)	245,236
Cash and cash equivalents, beginning of the period	223,144	140,285
Cash and cash equivalents, end of the period	$ 170,391	$ 385,521

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1. Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in the state of Delaware, in the United States of America in October 1999. MercadoLibre is the leading ecommerce company in Latin America, serving as an integrated regional platform and as an enabler of the necessary online and technology tools to allow businesses and individuals to trade products and services in the region. The Company enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), which allows users to buy and sell in most of Latin America.

Through MercadoPago, MercadoLibre enables individuals and businesses to send and receive online payments; through MercadoEnvios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through MercadoClics, MercadoLibre facilitates advertising services to large retailers and brands to promote their product and services on the web; and through MercadoShops, MercadoLibre facilitates users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model.

As of June  30, 2015, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, and an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, and added Colombia to its list of countries where the service is offered as of June 2015. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.9% and 99.6% of the consolidated amounts during the six-month periods ended June 30, 2015 and 2014. Long-lived assets, Intangible assets and Goodwill located in the foreign operations totaled $207,843 thousands and $170,147 thousands as of June 30, 2015 and December 31, 2014, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2015 and December 31, 2014. These financial statements also show the Company’s consolidated statements of income and comprehensive income for the six and three-month periods ended June 30, 2015 and 2014; and statement of cash flows for the six-month periods ended June 30, 2015 and 2014. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

In light of the disappearance of SICAD 2, and the Company’s inability to gain access to U.S. dollars through the new single system under SICAD, it started requesting and was granted U.S. dollars through SIMADI. As a result, the Company from that moment expected to settle its transactions through SIMADI and concluded that the SIMADI exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, the Company recorded a foreign exchange loss of $20.4 million during the first quarter of 2015. As of June 30, 2015, the SIMADI exchange rate was 197.30 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from the Venezuelan business, the Company has reviewed its long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, the Company has recorded an impairment of long-lived assets of $ 16.2 million on March 31,

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2015. The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million as of March 31, 2015, by using the market approach, and considering prices for similar assets.

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

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2015 and December 31, 2014 and net revenues for the six-month periods ended June 30, 2015 and 2014:

	Six-month periods ended June 30,
	2015	2014
Venezuelan operations	(In thousands)
Net Revenues	$ 19,669	$ 35,908

	June 30,	December 31,
	2015	2014

Assets	46,482	75,153
Liabilities	(43,701)	(43,359)
Net Assets	$ 2,781	$ 31,794

As of June 30, 2015, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 0.8%  of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.1% of our consolidated cash and investments.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets in Argentina decreased in $14,625 thousands with the related impact in Other Comprehensive Income and the Company recognized a foreign exchange gain of $4,597 thousands. As of June 30, 2015, the Argentinean Peso exchange rate was $ 9.09 per U.S. dollar.

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

Aggregate tax benefit totaled $1,497 thousands for the three-month period ended June 30, 2014, while for the six-month period ended at such date amounted to $3,599 thousands. Aggregate per share effect of the Argentine tax holiday amounted to $0.03 for the three-month period ended June 30, 2014, while for the six-month period ended at such date amounted to $0.08. In addition, during fiscal year 2013 and on December 15, 2014 the Company acquired two software development companies, located in the Province of Cordoba and the City of Buenos Aires, Argentina, which were also beneficiaries of the aforementioned income tax holiday, however the total benefit obtained is immaterial.

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

The Industry Secretary resolution which rules, among other provisions, on the mechanism to file the information to obtain the benefits derived from the new software development law was issued in late February 2014. During May 2014, the Company presented all the required documentation in order to apply for the new software development law. At the date of issuance of these interim condensed consolidated financial statements, the Industry Secretary resolution which approves the Company’s application is still pending, and for that reason no tax holiday was recorded for the six-month period ended June 30, 2015.

Accumulated other comprehensive income

The following table sets forth the Company’s accumulated other comprehensive income as of June 30, 2015 and the year ended December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)

Foreign currency translation	$ (158,622)	$ (134,695)
Unrealized loss on investments	(43)	(578)
Estimated tax gain on unrealized losses on investments	16	199
	$ (158,649)	$ (135,074)

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the changes in accumulated balances of other comprehensive income for the six-month period ended June 30, 2015:

	Unrealized	Foreign	Estimated tax
	Gains (Losses) on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2014	$ (578)	$ (134,695)	$ 199	$ (135,074)
Other comprehensive loss before reclassification
adjustments for gains on available for sale investments	(43)	(23,927)	16	(23,954)
Amount of gain (loss) reclassified from accumulated
other comprehensive income to net income	578	—	(199)	379
Net current period other comprehensive gain (loss)	535	(23,927)	(183)	(23,575)
Balances as of June 30, 2015	$ (43)	$ (158,622)	$ 16	$ (158,649)

Amount of Gain (Loss)
Details about Accumulated	Reclassified from
Other Comprehensive Income	Accumulated Other
Components for the six-month	Comprehensive	Affected Line Item
period ended June 30, 2015	Income	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (578)	Interest income and other financial gains
Estimated tax gain on unrealized losses on investments	199	Income / asset tax expense
Total reclassifications for the period	$ (379)	Total, net of income taxes

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As explained in section “Foreign Currency Translation” of the present Note to these interim condensed consolidated financial statements, the Company has subsequently accessed to more unfavorable exchange markets in Venezuela as from December 2013.

Considering these changes in facts and circumstances and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that certain office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded impairment losses of $16.2 million and $ 49.5 million on March 31, 2015 and the second quarter of 2014, respectively, by using the market approach and considering prices for similar assets.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

Diluted earnings per share for the Company’s common stock assume the issuance of shares as a consequence of a convertible debt securities conversion event (refer to Note 9 to these interim condensed consolidated financial statements) and the effect of assumed share settlement of Long-term retention plans (refer to Note 8 to these interim condensed consolidated financial statements) for earnings per share calculations.

The following table shows how net income is allocated using the “if converted” and the “treasury stock” method for convertible debt securities and Long-term retention plans, respectively, for earnings per common share for the six and three-month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net income	$ 21,184	$ 21,184	$ 4,740	$ 4,740

Net income attributable to noncontrolling interests	—	—	(70)	(70)

Change in redeemable amount of noncontrolling interest	—	—	4	4

Net income attributable to MercadoLibre, Inc. Shareholders
corresponding to common stock	$ 21,184	$ 21,184	$ 4,674	$ 4,674

	Three Months Ended June 30,
	2015		2014
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net income (loss)	$ 19,463	$ 19,463	$ (25,589)	$ (25,589)
Net income attributable to noncontrolling interests	—	—	(6)	(6)
Change in redeemable amount of noncontrolling interest	—	—	(121)	(121)

Net income (loss) attributable to MercadoLibre, Inc. Shareholders
corresponding to common stock	$ 19,463	$ 19,463	$ (25,716)	$ (25,716)

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Net income per share of common stock is as follows for the six and three-month periods ended June 30, 2015 and 2014:

	Six months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
	(In thousands, except per share data)				(In thousands, except per share data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss) attributable to MercadoLibre, Inc. Shareholders per common share	$ 0.48	$ 0.48	$ 0.11	$ 0.11	$ 0.44	$ 0.44	$ (0.58)	$ (0.58)
Numerator:
Net income (loss) attributable to MercadoLibre, Inc. Shareholders	$ 21,184	$ 21,184	$ 4,674	$ 4,674	$ 19,463	$ 19,463	$ (25,716)	$ (25,716)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,155,035	44,155,035	44,153,658	44,153,658	44,155,271	44,155,271	44,153,892	44,153,892
Adjustment for Convertible Notes	-	-	-	14,468	—	—	—	28,776
Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,155,035	44,155,035	44,153,658	44,168,126	44,155,271	44,155,271	44,153,892	44,182,668

For the six and three-month period ended June 30, 2015 and 2014 there was no impact on the calculation of diluted earnings per share as a consequence of the consideration of the Notes and the Long term retention plan referred to above.

4. Business combinations, goodwill and intangible assets

Business combinations

Acquisition of online classifieds advertisement company in Mexico

On April 22, 2015, through its subsidiaries Deremate.com de Mexico, S. de R.L. de C.V. and MercadoLibre, S. de R.L. de C.V., the Company acquired 100% of the issued and outstanding shares of capital stock of Metros Cúbicos, S.A. de C.V., company that operates an online classified advertisement platform dedicated to the sale of real estate in Mexico, in order to increase its participation on e-commerce business in that country.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $29,917 thousands, measured at its fair value, amount that included: (i) the total cash payment of $26,917 thousands at closing day; and (ii) an escrow of $3,000 thousands held in an escrow account, according to the stock purchase agreement.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

The Company’s unaudited interim condensed consolidated statement of income includes the results of operations of the acquired business as from April 22, 2015. The net revenues and net income of the acquiree included in the Company’s unaudited interim condensed consolidated statement of income since the acquisition amounted to $831 thousands and $296 thousands, respectively.

The following table summarizes the preliminary purchase price allocation for the acquisition:

Metros Cúbicos S.A. de C.V. In thousands of U.S. dollars
Cash and cash equivalents	$593
Other net tangible assets / (liabilities)	241
Trademarks	4,568
Customer Lists	3,924
Non-solicitation and Non-compete agreements	229
Deferred tax assets and liabilities	(2,616)
Goodwill	22,978
Purchase Price	$29,917

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these unaudited interim condensed consolidated financial statements. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademarks, customer lists and non-solicitation and non-compete agreements for a total amount of $8,721 thousands. Management of the Company estimates that trademarks have an indefinite useful life and the intangible asset associated with the customer list will be amortized over a five-year period. The non-solicitation and non-compete agreement intangible asset will be amortized over a three-year period.

The Company recognized goodwill for this acquisition based on management expectation that the acquired business will improve the Company’s business in Mexico.

Arising goodwill has been allocated to the Mexican segment identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segment.

Goodwill is not deductible for tax purposes.

Acquisition of a software development company in Brazil

On April 1, 2015, through its subsidiaries Ebazar.com.br Ltda. and MercadoLivre.com Atividades de Internet Ltda, the Company acquired 100% of the issued and outstanding shares of capital stock of the company KPL Soluções Ltda., a company that develops ERP software for the e-commerce industry in Brazil.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $22,685 thousands, measured at its fair value, amount that included: (i) the total cash payment of $12,529 thousands at closing day; (ii) an escrow of $3,316 thousands, and (iii) the contingent additional cash considerations up to $6,840 thousands in case the company achieves certain performance targets during the 24 months since the acquisition date, measured at fair value. Additionally, a payment of $1,584 thousands will be transferred to the sellers after the end of the second year after the acquisition date,  aiming to continue the employment relationship as key employees. This additional payment will be expensed over the 24 month-period up to fulfillment of the conditions required by the selling and purchase agreement.

The Company’s unaudited interim condensed consolidated statement of income includes the results of operations of the acquired business as from April 1, 2015. The net revenues and net loss of the acquiree included in the Company’s interim condensed consolidated statement of income since the acquisition amounted to $838 thousands and $299 thousands, respectively.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

As of June 30, 2015, the fair value of the contingent consideration recorded is $7,158 thousands. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

The following table summarizes the preliminary purchase price allocation for the acquisition:

KPL Soluções Ltda. In thousands of U.S. dollars
Cash and cash equivalents	$159
Other net tangible assets / (liabilities)	27
Customer lists	3,137
Software	4,791
Non-solicitation and Non-compete agreements	505
Goodwill	14,066
Purchase Price	$22,685

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these unaudited interim condensed consolidated financial statements. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of customer lists, software, non-solicitation and non-compete agreements for a total amount of $8,433 thousands. Management of the Company estimates that customer lists, the software and the non-solicitation and non-compete agreements will be amortized over a five-year period.

The Company recognized goodwill for this acquisition based on management expectation that the acquired business will improve the Company’s business.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Arising goodwill has been allocated to the Brazilian segment identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segment.

Goodwill is deductible for tax purposes.

Supplemental pro forma financial information required by U.S. GAAP for each acquisition, both individually and in the aggregate, was not material to the interim condensed consolidated financial statements of income of the Company and, accordingly, such information has not been presented.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Goodwill	$ 101,840	$ 68,829
Intangible assets with indefinite lives
— Trademarks	14,312	10,276
Amortizable intangible assets
— Licenses and others	10,033	5,111
— Non-compete / solicitation agreement	1,679	1,829
— Customer lists	14,631	11,294
Total intangible assets	$ 40,655	$ 28,510
Accumulated amortization	(6,390)	(5,339)
Total intangible assets, net	$ 34,265	$ 23,171

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2015 and the year ended December 31, 2014 are as follows:

	Period ended June 30, 2015
	(In thousands)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of the period	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829
- Business acquisition	14,066	—	—	22,978	—	—	—	37,044
- Effect of exchange rates changes	(819)	(614)	(924)	(1,268)	—	(324)	(84)	(4,033)
Balance, end of the period	$ 23,804	$ 11,245	$ 18,177	$ 37,429	$ 5,729	$ 4,197	$ 1,259	$ 101,840

	Year ended December 31, 2014
	(In thousands)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$ 10,366	$ 14,676	$ 6,520	$ 11,376	$ 5,252	$ 5,506	$ 1,405	$ 55,101
- Bussiness Acquisition	1,538	775	14,710	6,293	477	82	48	23,923
- Effect of exchange rates changes	(1,347)	(3,592)	(2,129)	(1,950)	—	(1,067)	(110)	(10,195)
Balance, end of the year	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

for intangible assets totaled $853 thousands and $189 thousands for the three-month periods ended June 30, 2015 and 2014, respectively, while for the six-month periods ended at such dates amounted to $1,364 thousands and $348 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of June 30, 2015:

For year ended 12/31/2015	$ 2,099
For year ended 12/31/2016	4,169
For year ended 12/31/2017	3,902
For year ended 12/31/2018	2,956
Thereafter	6,827
$ 19,953

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2015
	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 141,365	$ 104,262	$ 19,428	$ 19,669	$ 17,694	$ 302,417
Direct costs	(83,676)	(53,842)	(12,615)	(6,835)	(11,083)	(168,051)
Impairment of Long-lived Assets	—	—	—	(16,226)	—	(16,226)
Direct contribution	57,689	50,420	6,813	(3,392)	6,611	118,140
Operating expenses and indirect costs of net revenues						(57,916)
Income from operations						60,224
Other income (expenses):
Interest income and other financial gains						8,991
Interest expense and other financial losses						(10,151)
Foreign currency loss						(9,217)
Net income before income / asset tax expense						$ 49,847

	Six Months Ended June 30, 2014

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 115,834	$ 61,229	$ 17,453	$ 35,908	$ 16,807	$ 247,231
Direct costs	(68,310)	(34,523)	(10,294)	(10,492)	(8,887)	(132,506)
Impairment of Long-lived Assets	—	—	—	(49,496)	—	(49,496)
Direct contribution	47,524	26,706	7,159	(24,080)	7,920	65,229
Operating expenses and indirect costs of net revenues						(37,141)
Income from operations						28,088
Other income (expenses):
Interest income and other financial gains						6,609
Interest expense and other financial losses						(1,805)
Foreign currency loss						(12,871)
Net income before income / asset tax expense						$ 20,021

	Three Months Ended June 30, 2015
	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 72,867	$ 56,830	$ 9,991	$ 5,714	$ 8,912	$ 154,314
Direct costs	(43,995)	(29,057)	(6,646)	(2,631)	(5,912)	(88,241)
Direct contribution	28,872	27,773	3,345	3,083	3,000	66,073

Operating expenses and indirect costs of net revenues						(31,436)
Income from operations						34,637
Other income (expenses):
Interest income and other financial gains						4,683
Interest expense and other financial losses						(5,201)
Foreign currency loss						(648)
Net income before income / asset tax expense						$ 33,471

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2014
	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 63,400	$ 33,267	$ 9,370	$ 16,552	$ 9,260	$ 131,849
Direct costs	(37,793)	(17,609)	(5,546)	(4,857)	(4,972)	(70,777)
Impairment of Long-lived Assets	—	—	—	(49,496)	—	(49,496)
Direct contribution	25,607	15,658	3,824	(37,801)	4,288	11,576

Operating expenses and indirect costs of net revenues						(17,489)
Income from operations						(5,913)
Other income (expenses):
Interest income and other financial gains						3,573
Interest expense and other financial losses						(778)
Foreign currency loss						(15,965)
Net loss before income / asset tax expense						$ (19,083)

The following table summarizes the allocation of property and equipment, net based on geography:

	June 30,	December 31,
	2015	2014
	(In thousands)

US Property and equipment, net	$ 10,707	$ 13,226
Other countries property and equipment, net
Argentina	29,394	28,005
Brazil	14,805	8,237
Mexico	2,709	2,801
Venezuela (*)	21,264	36,237
Other countries	3,856	3,039
	$ 72,028	$ 78,319
Total Property and equipment, net	$ 82,735	$ 91,545

(*)  After the impairment of Venezuelan long-lived assets. See Note 2 “Foreign currency translation - Venezuelan currency status”.

During June 2015, our Venezuelan subsidiary acquired two offices in process of construction of a total of 475.48 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$1,474 million for investment purposes and included in non-current other assets . Our Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations. The office will be delivered within seventeen months from the acquisition date, according to the agreement.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2015	2014
	(In thousands)

US intangible assets	$ 290	$ 172
Other countries goodwill and intangible assets
Argentina	12,808	12,580
Brazil	27,811	11,212
Mexico	51,406	21,734
Venezuela	7,498	7,515
Other countries (*)	36,292	38,787
	$ 135,815	$ 91,828
Total goodwill and intangible assets	$ 136,105	$ 92,000

(*)  Includes the acquisition of online classified advertisement company in Chile. See Note 4.

Consolidated net revenues by similar products and services for the six and three-month periods ended June 30, 2015 and 2014 were as follows:

	Six-months Ended June 30,		Three-months Ended June 30,
Consolidated Net Revenues	2015	2014	2015	2014
	(In thousands)		(In thousands)
Marketplace	$ 187,943	$ 174,960	$ 93,181	$ 91,517
Non-marketplace (*)	114,474	72,271	61,133	40,332
Total	$ 302,417	$ 247,231	$ 154,314	$ 131,849

(*)  Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	June 30,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2015	(Level 1)	(Level 2)	2014	(Level 1)	(Level 2)
	(In thousands)
Assets

Cash and Cash Equivalents:

Money Market Funds	$ 52,814	$ 52,814	$ —	$ 37,495	$ 37,495	$ —

Sovereign Debt Securities	327	327	—	—	—	—

Corporate Debt Securities	12,034	—	12,034	13,004	108	12,896

Investments:

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Sovereign Debt Securities	55,816	53,874	1,942	49,150	49,150	—

Corporate Debt Securities	242,713	143,323	99,390	238,643	59,919	178,724

Certifcates of deposits	9,519	—	9,519	7,807	—	7,807

Total Financial Assets	$ 373,223	$ 250,338	$ 122,885	$ 346,099	$ 146,672	$ 199,427

Liabilities:

Contingent considerations	$ 12,075	$ —	$ 12,075	$ 4,833	$ —	$ 4,833

Total Financial Liabilities	$ 12,075	$ —	$ 12,075	$ 4,833	$ —	$ 4,833

As of June 30, 2015, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date. As of June 30, 2015, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

As of June 30, 2015 and December 31, 2014, the Company´s liabilities valued at fair value consisted of contingent considerations from acquisitions valued using level 2 inputs.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, provisions and other liabilities. The convertible senior notes, the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

In addition, as of June 30, 2015 and December 31, 2014, the Company had $68,437 thousands and $58,475 thousands of short-term investments, respectively, which consisted of time deposits.

Those investments are accounted for at amortized cost which, as of June 30, 2015 and December 31, 2014, approximates their fair values.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2015 and December 31, 2014:

	Balances as of	Significant other	Balances as of	Significant other
	June 30,	observable inputs	December 31,	observable inputs
	2015	(Level 2)	2014	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 68,437	$ 68,437	$ 58,475	$ 58,475
Accounts receivable	46,123	46,123	46,672	46,672
Credit Cards receivable	130,971	130,971	85,162	85,162
Prepaid expenses	5,332	5,332	3,458	3,458
Other assets	40,750	40,750	37,718	37,718
Total Assets	$ 291,613	$ 291,613	$ 231,485	$ 231,485

Liabilities

Accounts and funds payable	$ 67,371	$ 67,371	$ 58,006	$ 58,006
Funds payable to customers	197,793	197,793	165,034	165,034
Salaries and social security payable	18,272	18,272	18,835	18,835
Tax payable	37,092	37,092	26,013	26,013
Dividends payable	4,548	4,548	7,330	7,330
Loans payable and other financial liabilities	288,024	288,024	283,826	283,826
Other liabilities	7,428	7,428	5,524	5,524
Total Liabilities	$ 620,528	$ 620,528	$ 564,568	$ 564,568

As of June 30, 2015 and December 31, 2014, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2015 and December 31, 2014, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	June 30, 2015
	(In thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$ 52,781	$ 33	$ —	$ 52,814
Sovereign Debt Securities	327	—	—	327
Corporate Debt Securities	12,037	—	(3)	12,034
Total Cash and cash equivalents	$ 65,145	$ 33	$ (3)	$ 65,175

Short-term investments
Sovereign Debt Securities	$ 3,273	$ 0	$ (6)	$ 3,267
Corporate Debt Securities	88,476	9	(46)	88,439
Certificates of deposits	7,014	4	—	7,018
Total Short-term investments	$ 98,763	$ 13	$ (52)	$ 98,724

Long-term investments
Sovereign Debt Securities	$ 52,489	$ 62	$ (2)	$ 52,549
Corporate Debt Securities	154,369	108	(203)	154,274
Certificates of deposits	2,500	1	—	2,501
Total Long-term investments	$ 209,358	$ 171	$ (205)	$ 209,324

Total	$ 373,266	$ 217	$ (260)	$ 373,223

	December 31, 2014
	(In thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$ 37,531	$ 2	$ (38)	$ 37,495
Corporate Debt Securities	13,009	—	(5)	13,004
Total Cash and cash equivalents	$ 50,540	$ 2	$ (43)	$ 50,499

Short-term investments
Sovereign Debt Securities	$ 4,726	$ —	$ (4)	$ 4,722
Corporate Debt Securities	81,886	—	(75)	81,811
Certificates of deposit	3,802	1	(1)	3,802
Total Short-term investments	$ 90,414	$ 1	$ (80)	$ 90,335

Long-term investments
Sovereign Debt Securities	$ 44,511	$ —	$ (83)	$ 44,428
Corporate Debt Securities	157,205	22	(395)	156,832
Certificates of deposit	4,007	—	(2)	4,005
Total Long-term investments	$ 205,723	$ 22	$ (480)	$ 205,265

Total	$ 346,677	$ 25	$ (603)	$ 346,099

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

(1)

Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of June 30, 2015 and December 31, 2014.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of June 30, 2015, the estimated fair values (in thousands of U.S. dollars) of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	163,899
One year to two years	126,528
Two years to three years	57,707
Three years to four years	11,349
Four years to five years	13,740
More than five years	-
Total	$ 373,223

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of June 30, 2015, the Company had established reserves for proceeding-related contingencies of $2,755 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. In addition, as of June 30, 2015 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,609 thousands.

As of June 30, 2015, there were 42 lawsuits pending against the Argentine subsidiary in the Argentine ordinary courts and 858 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2015, there were two claims pending against the Mexican subsidiaries in the Mexican ordinary courts and 60 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2015, there were 665 lawsuits pending against the Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of June 30, 2015, there were 2,598 lawsuits pending against the Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when the Company invoiced them. Management believes that the Company has meritorious defenses to these claims and intends to continue defending them.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. On December, 19, 2014 Brazilian Federal Supreme Court overruled Citizen’s Extraordinary Appeal, ending the discussion regarding the injunction sought by Citizen which was definitely not granted. On February 19, 2015 the judge presiding the 31st Central Civil Court of the City of São Paulo, State of São Paulo, Brazil ruled the case in its merits totally in favor of the Brazilian subsidiary, stating that MercadoLivre shall not be held responsible for any of Citizen’s pleas and allegations. Citizen did not appeal the mentioned decision and, as a consequence, the case is closed. On the merits of the injunction is still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is therefore remote.

State of São Paulo Fraud Claim

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009, the Company presented recourse to the lower court, which was not granted. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. The Company appealed the decision to the Brazilian Federal Superior Court of Justice. As of the date of this report the Company appeal to the Brazilian Federal Superior Court of Justice was still being processed before the State Court of Appeals. On March 23, 2015 the State of São Paulo Prosecutor and MercadoLivre have settled the case by agreeing that MercadoLivre (i) will not be held liable for the quality, nature or defective products or services purchased through the Brazilian website, and/or damages suffered by buyers for purchases made using the website and paid directly to sellers, and (ii) will be jointly liable when buyer used MercadoPago in a purchase made through the website and liable for MercadoLivre’s own services. On July 15, 2015, the settlement was homologated and therefore the case is closed as of the date of these interim condensed financial statements.
City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these interim condensed consolidated financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 12.2 million or $3.9 million, according to the exchange rate at June 30, 2015, and filed a lawsuit in 8th Public Treasury Court of the County of

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of June 30, 2015, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$41 million or $13.2 million, according to the exchange rate at June 30, 2015. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 the Company presented its response to the mentioned defense. As of June 30, 2015, the lower court’s ruling was still pending.

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

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$6.2 million or $2 million, according to the exchange rate at June 30, 2015. On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. On August 24, 2012 the Company presented its appeal to the Board of Tax Appeals (CARF — Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. As of the date of issuance of these interim condensed consolidated financial statements the Superior Administrative Court of Tax Appeals ruling was still pending. The Company’s management and its legal counsel believe that the tax position adopted is more likely than not, based on the technical merits of the tax position, that it will be sustained, and as a result, the Company has not recorded any liability for this claim.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judge ruled in favor of the Company and dismissed the claim against the Company. The Public Prosecutor appealed the decision and the Company presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and the Company presented its response on July 2, 2013. On May 5, 2015 the Brazilian Superior Court of Justice did not accept the extraordinary appeal filed by the Public Prosecutor. The Public Prosecutor filed an appeal against such decision, aiming the appeal to be accepted and ruled by Brazilian Federal Supreme Court, which was not accepted on June 16, 2015. In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

8. Long term retention plan (“LTRP”)

The following table summarizes the 2009, 2010, 2011, 2012, 2013 and 2014 long term retention plan accrued compensation expense for the six and three-month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015 (*)	2014 (*) (**)	2015 (*)	2014 (*) (**)
	(In thousands)		(In thousands)
LTRP 2009	$ 308	$ (439)	$ 320	$ (88)
LTRP 2010	511	(191)	392	(8)
LTRP 2011	587	(57)	445	44
LTRP 2012	707	90	522	91
LTRP 2013	2,038	1,039	1,196	435
LTRP 2014	2,126	1,489	1,067	691

(*) (Gain) / Loss

(**) For the six and three-month periods ended June 30, 2014, the table above shows a reduction of compensation costs for LTRP 2009, 2010 and 2011 as a consequence of a decrease in the Company’s stock price during the quarter.

On August 4, 2015, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2015 Long-Term Retention Plan (“2015 LTRP”). In order to receive an award under the 2015 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. The awards under 2015 LTRP are payable in cash, common stock or a combination thereof, in addition to the annual salary and bonus of each employee. The Company has granted the right to any LTRP participant to request settlement in cash. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2015 LTRP bonus, payable as follows:

• the eligible employee will receive a fixed payment equal to 8.333% of his or her 2015 LTRP bonus once a year for a period of six years starting in March 2016; and

• on each date the Company pays the Annual Fixed Payment to the officer, he or she will also receive a payment equal to the product of (i) 8.333% of the applicable 2015 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2014 Stock Price (as defined

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

below). For purposes of the 2015 LTRP, the “2014 Stock Price” shall equal $127.29 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of 2014) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

Additionally, on the same date, the Board of Directors, upon recommendation of the Compensation Committee, approved an amendment of each of the Company´s 2009, 2010, 2011, 2012 2013 and 2014 Long Term Retention Plans (“LTRPs”), effective as of January 1, 2015. These LTRPs were amended to (a) revise the prior LTRPs’ definition of the term “Market Value” to distinguish between a Change in Control (as defined in the amended LTRPs) in which the Company is the surviving entity and those transactions in which it is not the surviving entity and (b) include special payment rules in the case of participants who experience a Covered Termination within 120 days before a Change in Control or after a Change in Control. These amendments are also included in the 2015 LTRP described above.

Under these amendments, (a) each participant should receive a single payment equal to fifty percent (50%) of the Award payments scheduled to be paid after a Change in Control (based on the Market Value on the date the Change in Control occurs), and (b) each award payment scheduled to be paid after the Change in Control shall be reduced by fifty percent (50%), to reflect the single payment, and should continue to be paid on March 31 every year. As of the date of issuance of these interim condensed consolidated financial statements, the probability of a Change in Control is remote. According to the amended Change in Control provision, the effects of the acceleration in vesting shall be recorded once the Change in Control event becomes probable.

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

As of June 30, 2015, none of the conditions allowing holders of the Notes to convert had been met.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

transaction costs. Additionally, the Company recorded a deferred tax liability related to the additional paid in capital component of the convertible notes amounting to $16,445 thousands.

The following table presents the carrying amounts of the liability and equity components:

	June 30, 2015	December 31, 2014
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(38,588)	(42,844)
Unamortized transaction costs related to the debt component	(5,933)	(6,526)
Contractual coupon interest accrual	3,713	3,733
Contractual coupon interest payment	(3,713)	(3,733)
Net carrying amount	$285,479	$280,630

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of June 30, 2015, the remaining period over which the unamortized debt discount will be amortized is 4 years.

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

	Six-month period ended June 30, 2015	Three-month period ended June 30, 2015

	(In thousands)	(In thousands)
Contractual coupon interest expense	$3,713	$1,857
Amortization of debt discount	4,256	2,128
Amortization of debt issuance costs	593	294
Total interest expense related to Notes	$8,562	$4,279

Capped call transactions

The net proceeds from the Notes were approximately $321,732 thousands, after considering the transaction costs in an amount of $8,268 thousands. In connection with the issuance of the Notes, the Company paid $19,668 thousands to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and / or offset any cash payments the Company may be required to make in excess of the principal amount of any converted notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $155.78 per common share. Therefore, as a result of executing the Capped Call Transactions, the Company will reduce its exposure to potential dilution once the market price of its common shares exceeds the strike price of $126.02 and up to a cap price of approximately $155.78 per common share. The Capped Call Transactions allows the Company to receive shares of the common stock and/or cash related to the excess conversion value that the Company would pay to the holders of the Notes upon conversion, up to the above mentioned cap price.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

On April 30, 2015, the Board of Directors declared a quarterly cash dividend of $4,548 thousands (or $0.103 per share), payable to holders of the Company's common stock. This quarterly cash dividend was paid on July 15, 2015 to stockholders of record as of the close of business on June 30, 2015.

On August 4, 2015, the Board of Directors approved a quarterly cash dividend of $4,548 (or $0.103 per share) on our outstanding shares of common stock, payable on October 15, 2015 to stockholders of record as of the close of business on September 30, 2015.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control - as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”)   on February   27 , 2015 , as updated by those described in “Item 1A — Risk Factors” in Part II of our Form 10-Q for the quarter ended March 31, 2015 and this report and in other reports we file from time to time with the SEC.

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2015 and 2014;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and
•	a discussion of the market risks that we face.

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

As a further enhancement to the MercadoLibre Marketplace, we developed our MercadoLibre Advertising program to enable businesses to promote their products and services on the Internet. Through MercadoLibre Advertising, users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoLibre Advertising offers advertisers a cost efficient and automated platform that enables advertisers to acquire traffic through advertisements placed on our platform. Advertisers purchase, on a cost per click basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and from our platform depending on the advertiser.

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

To close out our suite of e-commerce services, we launched the MercadoEnvios shipping solution in Brazil, Argentina, Mexico and Colombia. Through this solution, we offer cost efficient integration with existing logistics and shipping carriers to sellers on our platforms. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the six and three-month periods ended June 30, 2015 and 2014:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2015	2014	2015	2014
Brazil	46.7%	46.9%	47.2%	48.1%
Argentina	34.5	24.8	36.8	25.2
Venezuela	6.5	14.5	3.7	12.6
Mexico	6.4	7.1	6.5	7.1
Other Countries	5.9	6.8	5.8	7.0

(*) Percentages have been calculated using whole-dollar amounts.

The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2015 and 2014:

	Six-month Periods Ended		Change from 2014			Three-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)			June 30,		to 2015 (*)
	2015	2014	in Dollars	in %		2015	2014	in Dollars	in %
	(in millions, except percentages)					(in millions, except percentages)
Net Revenues:
Brazil	$ 141.4	$ 115.8	$ 25.5	22.0%		$ 72.9	$ 63.4	$ 9.5	14.9%
Argentina	104.3	61.2	43.0	70.3		56.8	33.3	23.6	70.8
Venezuela	19.7	35.9	(16.2)	(45.2)	(**)	5.7	16.6	(10.8)	(65.5)
Mexico	19.4	17.5	2.0	11.3		10.0	9.4	0.6	6.6
Other Countries	17.7	16.8	0.9	5.3		8.9	9.3	(0.3)	(3.8)	(***)
Total Net Revenues	$ 302.4	$ 247.2	$ 55.2	22.3%		$ 154.3	$ 131.8	$ 22.5	17.0%

(*)    Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**)  See section “Critical accounting policies and estimates - Foreign currency translation”.

(***) Decrease related to local currency devaluation.

Recent developments

Business acquisitions

On April 22, 2015, through our subsidiaries Deremate.com de Mexico, S. de R.L. de C.V. and MercadoLibre, S. de R.L. de C.V., we acquired 100% of the issued and outstanding shares of capital stock of Metros Cúbicos, S.A. de C.V., a  company that operates an online classified advertisement platform dedicated to the sale of real estate in Mexico, in order to increase our participation in e-commerce business in that country.

On April 1, 2015, through our subsidiaries Ebazar.com.br Ltda. and MercadoLivre.com Atividades de Internet Ltda, we acquired 100% of the issued and outstanding shares of capital stock of KPL Soluções Ltda, a company that develops ERP software for the e-commerce industry in Brazil. KPL Soluções Ltda will allow MercadoLibre to offer an even more seamless way for our customers to sell on our marketplace.

For more detailed information regarding these acquisitions see Note 4 – “Business combinations, goodwill and intangible assets” of the Interim Condensed Consolidated Financial Statements included in this report.

Office building acquisition agreement in Caracas

In June 2015, our Venezuelan subsidiary acquired two offices in the process of being constructed that will be comprised of 475.48 square meters, in Caracas, Venezuela for a total purchase price of approximately $1,474 million Bolivares Fuertes (“BsF”) for investment purposes. Our Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations. Construction of the offices is expected to be completed within seventeen months from the acquisition date, according to the purchase agreement.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Venezuela, Mexico and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Uruguay and the United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, real estate listings, motors listings, financing fees, off-platform payment fees, shipping fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the six and three-month periods ended June 30, 2015 and 2014:

	Six-month Periods Ended		Three-month Periods Ended
Consolidated net revenues	June 30, (*)		June 30, (*)
by revenue stream	2015	2014	2015	2014
Marketplace	$187.9	$175.0	$93.2	$91.5
Non-Marketplace (**)	114.5	72.3	61.1	40.3
Total	$302.4	$247.2	$154.3	$131.8

(*) The table above may not total due to rounding.

(**) Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping Fees, and other ancillary services.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six and three-month periods ended June 30, 2015 and 2014, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in thirteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). We also offer a shipping solution directed towards Argentina, Brazil, Mexico, as well as Colombia which was added to our list of countries where the service is offered on May 2015. The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. See — “Critical accounting policies and estimates — Foreign Currency Translation” for more information.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.7% and 8.0% of net revenues for the six and three-month periods ended June 30, 2015 as compared to 6.5% and 6.6%, respectively, for the same periods in 2014.  These taxes are applicable mainly in our Brazilian and Argentine subsidiaries. The increase is related to higher revenues in these countries.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long-term retention plan compensation, expenses for legal, accounting, audit and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, administration, accounting, legal and human resources.

Impairment of long-lived assets

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As explained in section “Foreign Currency Translation – Venezuelan Currency Status”, we have subsequently accessed to more unfavorable exchange markets in Venezuela as from December 2013.

Considering these changes in facts and circumstances and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, we compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that certain office spaces held in Caracas, Venezuela, should be impaired. As a consequence, we estimated the fair value of the impaired long-lived assets and recorded impairment losses of $16.2 million and $ 49.5 million on March 31, 2015 and the second quarter of 2014, respectively, by using the market approach and considering prices for similar assets.

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

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period/year. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency losses”.

Venezuelan currency status

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations.

During December 2013, the Venezuelan regulation that created SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as, but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remained only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which did not include those relating to our business. As a consequence, SICAD 1 became, from that moment through May 15, 2014, the primary system to which we would have to request U.S. dollars to settle our transactions. As a result, from January 24, 2014 to May 15, 2014, the exchange rate we used to re-measure our net monetary asset position and BsF transactions of our Venezuelan operations was the SICAD 1 exchange rate. The average exchange rate under SICAD 1 during that period was 10.82 BsF per U.S. dollar.

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

As a consequence of our determination to obtain U.S. dollars through SICAD 2 and our continued lack of access to SICAD 1, we concluded that the SICAD 2 exchange rate should be used to re-measure the bolivar-denominated monetary assets and liabilities of our Venezuelan subsidiaries, and the results of our Venezuelan operations in BsF, effective as of May 16, 2014. In connection with this re-measurement, we recorded a foreign exchange loss of $16.5 million and a deferred income tax gain of $8.6 million during the second quarter of 2014. As of June 30, 2014, the SICAD 2 exchange rate was 49.98 BsF per U.S. dollar. The average exchange rate for the quarter ended June 30, 2014, after giving effect to our move to the SICAD 2 mechanism on May 16, 2014, was 33.35 BsF per U.S. dollar.

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

On February 10, 2015, the Venezuelan government issued a decree that unifies the two previous foreign exchange systems SICAD 1 and SICAD 2 into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. In the same decree, the Venezuelan government created the SIMADI, a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015. As of June 30, 2015, the SIMADI exchange rate was 197.3 BsF per U.S. dollar. The average exchange rate for the second quarter of 2015 was 197.8 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, we have recorded an impairment of long-lived assets of $16.2 million on March 31, 2015. The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million as of that date, by using the market approach and considering prices for similar assets.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividend distributions, using alternative mechanisms other than through the Commission for the Administration of Foreign Exchange Control (CADIVI). Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. Our Venezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions and we have not distributed dividends from our Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2015 and December 31, 2014 and net revenues for the six-month periods ended June 30, 2015 and 2014:

	Six-month Periods Ended June 30,
	2015	2014
	(In thousands)
Net Revenues	$ 19,669	$ 35,908

	June 30,	December 31,
	2015	2014
Assets	46,482	75,153
Liabilities	(43,701)	(43,359)
Net Assets	$ 2,781	$ 31,794

As of June 30, 2015, the net assets (before intercompany eliminations) of the Venezuelan subsidiaries amount to approximately 0.8% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 1.1% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If our access to U.S. dollars becomes widely available at a more unfavorable rate than the current SIMADI exchange rate (or if SIMADI exchange rate experiences significant devaluation in the future), and we decided to use that alternative mechanism considering that exchange rate as the one applicable for re-measurement, our results of operations, earnings and value of our net assets in Venezuela would be negatively impacted, and we cannot assure that the impact would not be material. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

Despite the current difficult macroeconomic environment in Venezuela, we continue actively managing, through our Venezuelan subsidiaries, our investment in Venezuela. Despite the current operating, political and economic conditions and certain other factors in Venezuela, we currently plan to continue supporting our business in Venezuela in the long run.

In November 2013, the Venezuelan Congress approved the new Law of “Costs, Earnings, and Fair Profits” that authorizes the Venezuelan government to restrict profit margins and the Venezuelan government has established a profit margin cap of 30% for the private sector. As of the date of this report, the implementing rules for this new law had not been issued. We will assess the potential effects of this new law as the detailed provisions for its implementation are issued.

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

Additionally, during January 2014 the Argentine Peso exchange rate against the U.S. dollar increased by approximately 23%, from 6.52 Argentine Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentine Pesos per U.S. dollar. Due to the abovementioned devaluation, during the first quarter of 2014, the reported net assets of our Argentine subsidiary decreased by $14.6 million with the related impact in Other Comprehensive Income and we recognized a foreign currency gain of $4.6 million. As of June 30, 2015, the Argentine Peso exchange rate was $9.09 per U.S. dollar.

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

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 and three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014 — Debt”.

Results of operations for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 and the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014

The selected financial data for the six and three-month periods ended June 30, 2015 and 2014 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 or for any other period.

Statement of income data

	Six-months Periods Ended June 30,		Three-month Periods Ended June 30,
(In millions)	2015 (*)	2014 (*)	2015 (*)	2014 (*)
	(Unaudited)		(Unaudited)
Net revenues	$ 302.4	$ 247.2	$ 154.3	$ 131.8
Cost of net revenues	(95.0)	(67.9)	(50.3)	(36.4)
Gross profit	207.4	179.3	104.0	95.5

Operating expenses:

Product and technology development	(36.9)	(24.0)	(19.6)	(11.7)
Sales and marketing	(55.3)	(48.8)	(29.1)	(26.5)
General and administrative	(38.7)	(28.9)	(20.6)	(13.7)
Impairment of Long-Lived Assets	(16.2)	(49.5)	—	(49.5)
Total operating expenses	(147.2)	(151.2)	(69.4)	(101.4)
Income (loss) from operations	60.2	28.1	34.6	(5.9)

Other income (expenses):
Interest income and other financial gains	9.0	6.6	4.7	3.6
Interest expense and other financial losses	(10.2)	(1.8)	(5.2)	(0.8)
Foreign currency losses	(9.2)	(12.9)	(0.6)	(16.0)
Net income (loss) before income / asset tax expense	49.8	20.0	33.5	(19.1)

Income / asset tax expense	(28.7)	(15.3)	(14.0)	(6.5)
Net income (loss)	$ 21.2	$ 4.7	$ 19.5	$ (25.6)
Less: Net Income attributable to Noncontrolling	—	0.1	—	0.0
Net income (loss) attributable to Mercadolibre, Inc. shareholders	$ 21.2	$ 4.7	$ 19.5	$ (25.6)

(*) The table above may not total due to rounding.

Other Data

	Six-Month Periods Ended June 30,		Three-month Periods Ended June 30,
(In millions)	2015	2014	2015	2014

Number of confirmed registered users at end of the period [1]	132.3	109.6	132.3	109.6
Number of confirmed new registered users during the period [2]	11.3	10.1	5.6	5.8
Gross merchandise volume [3]	3,302.6	3,601.9	1,653.5	1,804.7
Number of items sold [4]	57.7	45.4	30.2	23.6
Total payment volume [5]	2,243.4	1,449.5	1,206.0	785.5
Total payment transactions [6]	33.0	19.5	18.1	10.3
Capital expenditures	70.2	48.7	61.9	41.6
Depreciation and amortization	11.0	7.6	5.9	4.1

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Six-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)		June 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total Net Revenues	$ 302.4	$ 247.2	$ 55.2	22.3%	$ 154.3	$ 131.8	22.5	17.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Six-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
Consolidated Net Revenues	June 30,		to 2015 (**)		June 30,		to 2015 (**)
by revenue stream	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$ 81.2	$ 78.7	$ 2.6	3.3%	$ 40.5	$ 42.6	$ (2.1)	-4.9%
Non-Marketplace	60.1	37.2	23.0	61.8%	32.4	20.8	11.6	55.6%
	141.4	115.8	25.5	22.0%	72.9	63.4	9.5	14.9%
Argentina
Marketplace	$ 67.7	$ 41.3	$ 26.4	63.8%	$ 37.4	$ 22.8	$ 14.5	63.8%
Non-Marketplace	36.6	19.9	16.7	83.7%	19.5	10.5	9.0	86.2%
	104.3	61.2	43.0	70.3%	56.8	33.3	23.6	70.8%
Venezuela
Marketplace	$ 17.9	$ 32.3	$ (14.3)	-44.5%	$ 5.1	$ 14.9	$ (9.9)	-66.0%
Non-Marketplace	1.8	3.7	(1.9)	-51.7%	0.6	1.6	(1.0)	-60.7%
	19.7	35.9	(16.2)	-45.2%	5.7	16.6	(10.8)	-65.5%
Mexico
Marketplace	$ 12.3	$ 12.4	$ (0.0)	-0.4%	$ 6.0	$ 6.2	$ (0.2)	-3.8%
Non-Marketplace	7.1	5.1	2.0	39.8%	4.0	3.2	0.9	27.1%
	19.4	17.5	2.0	11.3%	10.0	9.4	0.6	6.6%
Other countries
Marketplace	$ 8.8	$ 10.3	$ (1.5)	-14.9%	$ 4.3	$ 5.0	$ (0.7)	-13.7%
Non-Marketplace	8.9	6.5	2.4	37.6%	4.6	4.3	0.3	7.9%
	17.7	16.8	0.9	5.3%	8.9	9.3	(0.3)	-3.8%
Consolidated
Marketplace	$ 187.9	$ 175.0	$ 13.0	7.4%	$ 93.2	$ 91.5	$ 1.7	1.8%
Non-Marketplace (*)	114.5	72.3	42.2	58.4%	61.1	40.3	20.8	51.6%
Total	$ 302.4	$ 247.2	$ 55.2	22.3%	$ 154.3	$ 131.8	$ 22.5	17.0%

(*) Includes, among other things, ad sales, real estate, motors, financing fees, off-platform payment fees and other ancillary services.

(**) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the six and three-month periods ended June 30, 2015 and 2014, increased across most geographic segments.

Brazil

Marketplace revenue in Brazil grew 3.3% in the first half of 2015 as compared to the same period in 2014.  The growth was primarily a consequence of an increase in local currency volume of 13.4%, a 17.6% increase in our take rate (which we defined as net revenues as a percentage of gross merchandise volume) due to the increased adoption of our “zero cost installment pricing”. Those increases were partially offset by a local currency devaluation of 29.2%. The Non-Marketplace business grew 61.8%, a $23.0 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users and the volume of shipped items.

Marketplace revenue in Brazil decreased 4.9% in the second quarter of 2015 as compared to the same period in 2014.  The decrease was primarily a consequence of 37.8% local currency devaluation, partially offset by a 15.1% increase in local currency volume and a 13.8% increase in our take rate. The Non-Marketplace business grew 55.6%, an  $11.6 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users and the volume of shipped items.

Argentina

Marketplace revenues of our Argentine segment increased 63.8% in the first half of 2015 as compared to the same period in 2014,  mainly due to a 74.5% increase in local currency volume and 5.6% increase in our take rate. Those increases were partially offset by a local currency devaluation of 12.5%. The Non-Marketplace business grew 83.7%, a $16.7 million increase, during the same period mainly driven by increases in the volume of financing transactions offered to our users, the volume of shipped items and in off-platform payments transactions.

Marketplace revenues of our Argentine segment increased 63.8% in the second quarter of 2015 as compared to the same period in 2014,  mainly due to an 85.5% increase in local currency volume, partially offset by a local currency devaluation of 11.2% and a 1.8% decrease in our take rate. The Non-Marketplace business grew 86.2%, a $9.0 million increase, during the same period mainly driven by increases in the volume of financing transactions offered to our users, the volume of shipped items and in off-platform payments transactions.

Venezuela

Marketplace revenues of our Venezuelan segment during the first half of 2015, decreased by approximately 44.5% when compared to the same period in 2014, mainly due to a 599.0% local currency devaluation (see “Foreign Currency Translation — Venezuelan currency status”), partially offset by a 242.4% increase in local currency volume and a 13.3% increase in our take rate. The Non-Marketplace business decreased 51.7%, or $1.9 million during the same period, mainly by the devaluation mentioned above, partially offset by an increase in the volume of transactions.

Marketplace revenues of our Venezuelan segment during the second quarter of 2015, decreased by approximately 66.0% when compared to the same period in 2014, mainly due to a 669.3 % local currency devaluation (see “Foreign Currency Translation — Venezuelan currency status”) and a 27.5% decrease in our take rate. These were partially offset by a 260.9% increase in local currency volume. The Non-Marketplace business decreased 60.7%, or $1.0 million during the same period, mainly by the devaluation mentioned above, partially offset by an increase in the volume of transactions.

Mexico

Marketplace revenues of our Mexican segment during the first half of 2015, decreased by approximately 0.4% when compared to the same period in 2014, mainly due to a 15.4% local currency devaluation, partially offset by a 12.5% increase in local currency volume and a 2.2% increase in our take rate. The Non-Marketplace business increased 39.8% or $2.0 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users, and in classifieds insertion fees.

Marketplace revenues of our Mexican segment during the second quarter of 2015, decreased by approximately 3.8% when compared to the same period in 2014, mainly due to a 17.9% local currency devaluation and a 2.3% decrease in our take rate, partially offset by a 16.1% increase in local currency volume. The Non-Marketplace business increased 27.1%,  or $0.9 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users, and in classifieds insertion fees.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2015
Net revenues	$ 148.1	$ 154.3	n/a	n/a
Percent change from prior quarter	-8%	4%
2014
Net revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Percent change from prior quarter	-14%	14%	12%	9%
2013
Net revenues	$ 102.7	$ 112.2	$ 123.1	$ 134.7
Percent change from prior quarter	-1%	9%	10%	9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the six and three-month periods ended June 30, 2015 as compared to the respective period in 2014:

	Changes from 2014 to 2015 (*)
(% of revenue growth in Local Currency)	Six-months	Three-months
Brazil	58.4%	58.4%
Argentina	91.7%	90.0%
Venezuela	283.8%	283.6%
Mexico	28.6%	25.8%
Other Countries	21.8%	12.4%
Total Consolidated	93.8%	88.3%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2014 and applying them to the corresponding months in 2015, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the significant increase in our net revenues is mainly due to higher average selling prices posted by sellers during the three and six-month period ended June 30, 2015, which we do not control. The increase in average selling prices is a consequence of: (i) high inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our marketplace.

In the case of Argentina, we have not observed material differences between the rate of inflation and the rate of currency devaluation of the Argentine Peso against the U.S. dollar during the six- month period ended June 30, 2015 as compared to the same period of 2014. For more explanation of the revenue growth, see above mentioned disclosures in this section.

Cost of net revenues

	Six-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)		June 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 95.0	$ 67.9	$ 27.1	39.9%	$ 50.3	$ 36.4	$ 13.9	38.3%
As a percentage of net revenues (*)	31.4%	27.5%			32.6%	27.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2015 as compared to the six-month period ended June 30, 2014, the increase of $27.1 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $16.8 million, or 52.0%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries which has a lower contribution margin (for the six-month period ended June 30, 2015, total payment volume (“TPV”) represents 67.9% of our total gross merchandise volume (“GMV”) (excluding motor vehicles, vessels, aircraft and real estate) as compared to 40.2% for the six-month period ended June  30, 2014); ii) an increase in sales taxes amounting to $7.2 million, mainly related to our Argentine and Brazilian operations; iii) a $2.1 million increase in customer support costs mainly as a consequence of salaries and wages.

For the three-month period ended June 30, 2015 as compared to the three-month period ended June 30, 2014, the increase of $13.9 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $9.1 million, or 51.9%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries which has a lower contribution margin (for the three-month period ended June 30, 2015, TPV represents 72.9% of our GMV (excluding motor vehicles, vessels, aircraft and real estate) as compared to 43.5% for the three-month period ended June  30, 2014); ii) an increase in sales taxes amounting to $3.5 million, mainly related to our Argentine and Brazilian operations; iii) a $0.8 million increase in customer support costs; iv) a $0.2 million increase in hosting fees and v) a $0.3 million increase in other costs.

Product and technology development expenses

	Six-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)		June 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Product and technology development	$ 36.9	$ 24.0	$ 12.9	53.7%	$ 19.6	$ 11.7	$ 7.9	67.3%
As a percentage of net revenues (*)	12.2%	9.7%			12.7%	8.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six and three-month periods ended June 30, 2015, the increase in product and technology development expenses as compared to the same periods in 2014 amounted to $12.9 million and $7.9 million respectively. These increases were primarily attributable to an increase of $8.8 million and $5.5 million in salaries and wages, respectively, due to: i) compensation costs related to our long term retention plans, or LTRPs as a consequence of an increase in the fair market value of our shares; and ii) the incorporation of new headcounts as a consequence of the business acquisitions described in “Recent Developments”. In addition, depreciation and amortization grew during the six and three-month periods ended June 30, 2015 by $2.1 million and $1.1 million, respectively as compared to the same period in 2014; maintenance expenses grew $1.0 million and $0.9 million and other product and development expenses grew by $1.0 million and $0.4 million during the same periods, respectively.

We believe product development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Six-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)		June 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 55.3	$ 48.8	$ 6.5	13.3%	$ 29.1	$ 26.5	$ 2.6	10.0%
As a percentage of net revenues (*)	18.3%	19.7%			18.9%	20.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six and three-month periods ended June 30, 2015, the $6.5 million and $2.6 million increase in sales and marketing expenses respectively, when compared to the same periods in 2014 was primarily attributable to: i) an increase of $2.7 million and $0.8 million in on line portal deals expenses respectively; ii) a $4.5 million and $2.3 million increase in our buyer protection program expense, respectively; iii) a $2.1 million and $1.1 million increase in salaries and wages respectively and iv) a $1.8 million and $0.7 million increase in other marketing expenses respectively. These increases in sales and marketing expenses were partially offset by a decrease in bad debt of $4.5 million and $2.6 million due to a higher penetration of MercadoPago and improvements in recoveries process, which represented 2.4% and 2.2% of our net revenues for the six and three-month period ended June 30, 2015 as compared to a bad debt expense equal to 4.8% and 4.5% for the six and three-month period ended June 30, 2014.

General and administrative expenses

	Six-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)		June 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 38.7	$ 28.9	$ 9.8	34.0%	$ 20.6	$ 13.7	$ 6.9	50.6%
As a percentage of net revenues (*)	12.8%	11.7%			13.4%	10.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2015, the $9.8 million increase in general and administrative expenses when compared to the same period in 2014 was primarily attributable to: i) a $9.7 million increase in salaries and wages mainly as a consequence of the LTRP and ii) a $1.1 million increase in depreciation and amortization expenses. These increases were partially offset by a $1.0 million net decrease in legal fees and other general and administrative expenses.

For the three-month period ended June 30, 2015, the $6.9 million increase in general and administrative expenses when compared to the same period in 2014 was primarily attributable to: i) a $5.8 million increase in salaries and wages Long Term Retention Plan; ii) a $0.5 million increase in depreciation and amortization expenses and iii) a $0.6 million increase in other general and administrative expenses.

Impairment of Long-Lived assets

	Six-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)		June 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ 16.2	$ 49.5	$ (33.3)	-67.2%	$ —	$ 49.5	$ (49.5)	-100.0%
As a percentage of net revenues (*)	5.4%	20.0%			0.0%	37.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We have recorded an impairment of certain real estate offices owned by our Venezuelan subsidiaries of $16.2 million and $49.5 million during the first quarter of 2015 and the second quarter of 2014, respectively. For further information, see section “Foreign Currency Translation—Venezuelan currency status.”

Other income / (expense), net

	Six-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)		June 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income / (expense), net	$ (10.4)	$ (8.1)	$ (2.3)	28.6%	$ (1.2)	$ (13.2)	$ 12.0	-91.2%
As a percentage of net revenues	-3.4%	-3.3%			-0.8%	-10.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2015, the $2.3 million decrease in other income/ (expense), net when compared to the same period in 2014 was primarily attributable to a $8.3 million increase in interest expense due to the Convertible Notes issued on June 30, 2014 partially offset by a $3.7 million decrease in the foreign exchange loss and a $2.5 million increase in interest. The 2015 foreign exchange loss was a consequence of a $20.4 million foreign exchange loss in Venezuela as a result of start using the SIMADI exchange rate since March 31, 2015, partially offset by a foreign exchange gain in Brazil of  $8.8 million and a $2.1 million foreign exchange gain in Argentina.

For the three-month period ended June 30, 2015, the $12.0 million increase in other income/ (expense), net when compared to the same period in 2014 was primarily attributable to a foreign exchange loss of $0.6 million in 2015 as compared to a $16.0 million loss in the same period in 2014. During the second quarter of 2014, we recorded a $16.5 million foreign exchange loss in Venezuela related to the use of the SICAD2 exchange rate effective May 16, 2014. Additionally, during the three-month period ended June 30, 2015 interest income increased $1.0 million and interest expense increased by $4.4 million as compared to the same period in 2014 mainly as a consequence of the Convertible Notes issued on June 30, 2014.

Income and asset tax

	Six-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)		June 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$ 28.7	$ 15.3	$ 13.4	87.6%	$ 14.0	$ 6.5	$ 7.5	115.3%
As a percentage of net revenues (*)	9.5%	6.2%			9.1%	4.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the six and three-month periods ended June 30, 2015 as compared to the respective periods in 2014, income and asset tax increased by $13.4 million and $7.5 million respectively, mainly as a consequence of an increase in taxable income and in permanent differences period over period.

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

The following table summarizes our blended and effective tax rates for the six and three-month periods ended June 30, 2015 and 2014:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2015	2014	2015	2014
Blended tax rate	57.5%	76.3%	41.9%	-34.1%
Effective tax rate	57.6%	150.4%	36.8%	-77.2%

Our blended tax rate for the six-month period ended June 30, 2015 decreased as compared to the same period in 2014 mainly due to higher income before income/asset tax expense as a consequence of a reduction of the losses before tax recorded in our Venezuelan subsidiaries during the six-month period ended June 30, 2015, reducing our blended tax rate; partially offset by an increase in the income tax provision of our Argentine subsidiaries. Our Argentine subsidiaries used to benefit from a software development law that granted a relief of 60% of income tax, which expired during September 2014. Because we have not received any confirmation regarding our ability to benefit from the new software development law that will grant some level of relief for income tax purposes, we did not record any income tax holiday since the last quarter of 2014.

Our effective tax rate for the six-month period ended June 30, 2015 decreased as compared to the same period in 2014 mainly due to a reduction in the income tax provision of our Venezuelan subsidiaries as a result of income tax losses recorded during the six-month period ended June 30, 2015; partially offset by the increase in the income tax provision of our Argentine subsidiaries mentioned above.

For the three month period ended June 30, 2014 we had a negative blended and effective tax rate, as a result of the net loss before tax recorded during the second quarter of 2014 related to the impairment of long-lived assets and the devaluation of the BsF in May 2014. Such losses were non-deductible for tax purposes. We have not recorded any impairment during second quarter of 2015.

The following table sets forth our effective income tax rate related to our main segments for the six and three-month periods ended June 30, 2015 and 2014:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2015	2014	2015	2014
Effective tax rate by country
Argentina	38.5%	27.4%	34.6%	25.4%
Brazil	27.6%	37.1%	28.8%	37.3%
Mexico	25.7%	21.0%	52.0%	13.0%
Venezuela	-0.6%	-20.4%	4.4%	-6.6%

The increase in the effective income tax rate in our Argentine subsidiaries is due to the fact they used to benefit from a software development law that granted a relief of 60% of total income tax determined in each year. Mainly for that reason, our Argentine operation’s effective income tax rate for the six and three-month periods ended June 30, 2014 was lower than the local statutory rate of 35%. On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 a  regulatory decree was issued, which established the new requirements to become a  beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law. During May 2014, we presented all the required documentation in order to apply for the new software development law. At the date of this report, the company’s application to be a beneficiary of this new law is still pending. As a consequence of this situation, no tax holiday was recorded since the last quarter of 2014. The effective tax rate was higher than the local statutory rate of 35% due to permanent differences.

If we are successful in being admitted as beneficiaries under the new law, we estimate that the Argentine effective income tax rate would be materially lower than the statutory income tax rate. Also, the tax holiday under the new law would last until 2019.

The decrease in our Brazilian effective income tax rate for the six and three-month periods ended June 30, 2015 as compared to the same period in 2014 was mainly related to temporary differences deducted in the current period.

For the six-month period ended June 30, 2015 and 2014, our Mexican effective income tax rate was lower than the local statutory rate of 30% due to the consumption of tax losses arising in prior years, which generates lower provisions for income tax, jointly with other temporary differences. For the three month period ended June 30, 2015 our Mexican effective income tax rate was higher than the statutory rate due to temporary differences.

For the six-month periods ended June  30, 2015 and 2014, our Venezuelan negative effective income tax rate was driven by losses recorded during these periods in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange losses, which generated a net loss before income tax. The impairment of long-lived assets charge is non-deductible for tax purposes. The decrease in the effective income tax rate during the six-month period ended June 30, 2015 as compared to the same period in 2014 is mainly a consequence of tax losses generated during 2015.

For the three-month period ended June 30, 2015, the positive effective tax rate is due to the fact that our Venezuelan subsidiaries recorded a net gain before income tax during this period. For the three-month period ended June 30, 2014, our Venezuelan negative effective income tax rate was driven by losses recorded during the second quarter of 2014 in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange loss, which generated a net loss before income tax. Such losses are non-deductible for tax purposes and consequently we recorded an income tax charge even we generated a net loss before income tax.

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions)

	Six-month Period Ended June 30, 2015
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 141.4	$ 104.3	$ 19.7	$ 19.4	$ 17.7	$ 302.4
Direct costs	(83.7)	(53.8)	(6.8)	(12.6)	(11.1)	(168.1)
Impairment of Long-Lived Assets	—	—	(16.2)	—	—	(16.2)
Direct contribution	57.7	50.4	(3.4)	6.8	6.6	118.1
Margin	40.8%	48.4%	-17.2%	35.1%	37.4%	39.1%

	Six-month Period Ended June 30, 2014
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 115.8	$ 61.2	$ 35.9	$ 17.5	$ 16.8	$ 247.2
Direct costs	(68.3)	(34.5)	(10.5)	(10.3)	(8.9)	(132.5)
Impairment of Long-Lived Assets	—	—	(49.5)	—	—	(49.5)
Direct contribution	47.5	26.7	(24.1)	7.2	7.9	65.2
Margin	41.0%	43.6%	-67.1%	41.0%	47.1%	26.4%

	Change from the six-month Period Ended June 30, 2014 to June 30, 2015 (*)
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 25.5	$ 43.0	$ (16.2)	$ 2.0	$ 0.9	$ 55.2
	22.0%	70.3%	-45.2%	11.3%	5.3%	22.3%

Direct costs	$ (15.4)	$ (19.3)	$ 3.7	$ (2.3)	$ (2.2)	$ (35.5)
	22.5%	56.0%	-34.9%	22.6%	24.7%	26.8%

Impairment of Long-Lived Assets	-	-	33.3	-	-	33.3
	0.0%	0.0%	-67.2%	0.0%	0.0%	-67.2%

Direct contribution	$ 10.2	$ 23.7	$ 20.7	$ (0.3)	$ (1.3)	$ 52.9
	21.4%	88.8%	-85.9%	-4.8%	-16.5%	81.1%

	Three-month Period Ended June 30, 2015
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 72.9	$ 56.8	$ 5.7	$ 10.0	$ 8.9	$ 154.3
Direct costs	(44.0)	(29.1)	(2.6)	(6.6)	(5.9)	(88.2)
Direct contribution	28.9	27.8	3.1	3.3	3.0	66.1
Margin	39.6%	48.9%	54.0%	33.5%	33.7%	42.8%

	Three-month Period Ended June 30, 2014
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 63.4	$ 33.3	$ 16.6	$ 9.4	$ 9.3	$ 131.8
Direct costs	(37.8)	(17.6)	(4.9)	(5.5)	(5.0)	(70.8)
Impairment of Long-Lived Assets	—	—	(49.5)	—	—	(49.5)
Direct contribution	25.6	15.7	(37.8)	3.8	4.3	11.6
Margin	40.4%	47.1%	-228.4%	40.8%	46.3%	8.8%

	Change from the Three-month Period Ended June 30, 2014 to June 30, 2015 (*)
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 9.5	$ 23.6	$ (10.8)	$ 0.6	$ (0.3)	$ 22.5
	14.9%	70.8%	-65.5%	6.6%	-3.8%	17.0%

Direct costs	$ (6.2)	$ (11.4)	$ 2.2	$ (1.1)	$ (0.9)	$ (17.5)
	16.4%	65.0%	-45.8%	19.8%	18.9%	24.7%

Impairment of Long-Lived Assets	$ —	$ —	$ 49.5	$ —	$ —	$ 49.5
	0.0%	0.0%	-100.0%	0.0%	0.0%	-100.0%

Direct contribution	$ 3.3	$ 12.1	$ 40.9	$ (0.5)	$ (1.3)	$ 54.5
	12.8%	77.4%	-108.2%	-12.5%	-30.0%	470.8%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the six and three-month periods ended June 30, 2015 as compared to the respective periods in 2014, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the six-month period ended June 30, 2015 as compared to the same period in 2014, direct costs increased by 22.5%, mainly driven by: i) a 29.9% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs, and salaries and wages; ii) a 9.0% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, partially offset by a decrease in bad debt expenses; iii) a 97.8% increase in product and technology development expenses, mainly due to an increase in salaries and wages, higher depreciation and amortization expenses and other product and development expenses; and iv) an 8.0% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, partially offset by a decrease in legal fees.

For the three-month period ended June 30, 2015 as compared to the same period in 2014, direct costs increased by 16.4%, mainly driven by: i) a 22.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs, and salaries and wages; ii) a 132.0% increase in product and technology development expenses, mainly due to an increase in salaries and wages, higher depreciation and amortization expenses, communication expenses and other product and development expenses; and iii) a 2.9% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, partially offset by a decrease in legal fees.

Argentina

For the six-month period ended June 30, 2015 as compared to the same period in 2014, direct costs increased by 56.0%, mainly driven by: i) a 69.9% increase in cost of net revenues, mainly attributable to an increase in collection fees, customer support costs and sales taxes; ii) a 57.5% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, higher buyer protection program expenses, salaries and wages, chargeback expenses and other marketing expenses; and partially offset by a  70.3% decrease in general and administrative expenses, related to the write off of $2.4 million of credits as a consequence of the new software development law recorded during the six-month period ended on June 30, 2014.

For the three-month period ended June 30, 2015 as compared to the same period in 2014, direct costs increased by 65.0%, mainly driven by: i) a 70.9% increase in cost of net revenues, mainly attributable to an increase in collection fees and sales taxes; ii) a 51.7% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, higher buyer protection program expenses, salaries and wages, chargeback expenses and other marketing expenses; and iii) a 22.4%  increase in general and administrative expenses, which was primarily attributable to an increase in salaries and wages.

Venezuela

During first quarter of 2015 and the second quarter of 2014, we have recorded an impairment of long-lived assets of $16.2 million and $49.5 million respectively in our Venezuelan subsidiaries. Additionally, direct costs decrease $3.7 million during the first half of 2015 as compared to the same period in 2014, primarily due to i) a 5.6% decrease in costs of net revenues; ii) a 57.9% decrease in sales and marketing expenses that was mainly attributable to a decrease in salaries and wages, bad debt and chargebacks and iii) an 81.3% decrease in product and technology development expenses attributable to a decrease in salaries and wages, communication and maintenance expenses and in depreciation and amortization expenses. These decreases are related to local currency devaluation in this country. See section “Critical accounting policies and estimates – Foreign currency translation”. As a result of the above mentioned decreases, direct contribution increase during the first half of 2015 as compared to 2014.

The increase in our direct contribution for the three month period ended June 30, 2015 as compared to the same period of 2014 was attributable to: i) a 100% decrease in impairment of long-lived assets, as we do not recorded an impairment in the second quarter of 2015. During second quarter of 2014, we have recorded an impairment of long-lived assets of $ $49.5 million in our Venezuelan subsidiaries; ii) a 2.7% decrease in costs of net revenues as a result of a decrease in collection fees, partially offset by an increase in customer support fees; iii) a 78.3% decrease in sales and marketing expenses that was mainly attributable to a decrease in salaries and wages, bad debt and chargebacks and iv) an 85.8% decrease in product and technology development expenses attributable to a decrease in salaries and wages, communication and maintenance expenses and in depreciation and amortization expenses. These decreases are related to local currency devaluation in this country. See section “Critical accounting policies and estimates – Foreign currency translation”.

Mexico

For the six-month period ended June 30, 2015 as compared to the same period in 2014, direct costs increased by 22.6%, mainly driven by: i) a 27.7% increase in cost of net revenues that was mainly attributable to an increase in collection fees due to higher MercadoPago penetration and other costs; ii) a 5.4% increase in sales and marketing expenses, mainly due to an increase in on-line and off-line marketing expenses, and an increase in other marketing expenses. Those increase were partially offset by a decrease in bad debt expenses; and iii) a 92.2% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, and higher depreciation and amortization expenses.

For the three-month period ended June 30, 2015 as compared to the same period in 2014, direct costs increased by 19.8%, mainly driven by: i) a 24.1% increase in cost of net revenues that was mainly attributable to an increase in collection fees due to higher MercadoPago penetration and other costs; ii) a 13.4% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, and an increase in chargebacks, partially offset by a decrease in bad debt expenses; iii) a 45.5% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, higher depreciation and amortization expenses and an increase in outside service, partially offset by a decrease in other general and administrative expenses; and iv) a 15.1% decrease in product and technology development expense as a result of a decrease in salaries and wages, partially offset by an increase in depreciation and amortization expenses.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interests payments on our Convertible Notes.

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

At June 30, 2015, our main source of liquidity, amounting to $337.6 million of cash and cash equivalents and short-term investments and $209.3 million of long-term investments, was provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of June 30, 2015 cash and investments of foreign subsidiaries amounted to $268.0 million, or 49.0% of our consolidated cash and investments, and approximately 31.4% of our consolidated cash and investments were held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2015 and 2014:

	Six-month Periods Ended
	June 30, (*)
(In millions)	2015	2014
Net cash provided by / (used in):
Operating activities	$ 96.8	$ 87.9
Investing activities	(94.7)	(77.0)
Financing activities	(19.0)	284.6
Effect of exchange rates on cash and cash equivalents	(35.8)	(50.2)
Net (decrease) increase in cash and cash equivalents	$ (52.8)	$ 245.2

 (*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Six-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 96.8	$ 87.9	$ 8.9	10.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $8.9 million increase in net cash provided by operating activities during the six-month period ended June 30, 2015, as compared to the same period in 2014, was primarily driven by a $30.0 million increase in MercadoPago working capital, a $13.6 million increase in net income adjusted by one-time losses and non-cash operating results, and a $7.2 million increase in accounts payable and accrued expenses.  These increases in operating cash flow were partially offset by a $33.8 million increase in accounts receivables and credit card receivables, a $0.8 million increase in prepaid expenses, a $5.6 million increase in other assets and a $2.0 million decrease in other liabilities.

Net cash used in investing activities

	Six-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (94.7)	$ (77.0)	$ (17.7)	23.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the six-month period ended June 30, 2015 resulted mainly from purchases of investments of $950.6 million partially offset by proceeds from the sale and maturity of investments of $926.1 million, as part of our financial strategy. We used $1.4 million in the purchase of intangible assets, $16.3 million in the purchase of property plant and equipment (mainly in our Argentine offices and in information technology in Argentina and Brazil), $45.0 million to fund the acquisition of KPL Soluções Ltda and Metros Cúbicos S.A. de C.V., and $7.5 million in an advance for property and equipment.

Net cash used in investing activities in the six-month period ended June 30, 2014 resulted mainly from purchases of investments of $774.4 million partially offset by proceeds from the sale and maturity of investments of $ 746.1 million, as part of our financial strategy. We used $2.0 million in the purchase of intangible assets and $14.6 million in the purchase of property, plant and equipment and $32.1 million to fund the acquisition of a Chilean and Mexican classified business.

Net cash used in financing activities

	Six-month Periods Ended		Change from 2014
	June 30,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Financing activities	$ (19.0)	$ 284.6	$ (303.6)	-106.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2015, our primary use of cash was to fund $11.9 million in cash dividends paid on January 15, 2015, and April 15, 2015. In addition, we used $4.4 million for the payment of financial liabilities during the first quarter of 2015 and $2.7 million for the repurchase of common stock.

For the six-month period ended June 30, 2014, we received $ 322.6 million from the issuance of the Notes. Additionally, we used $ 19.7 million in connection with the Capped Call Transactions. We used $13.6 million to fund cash dividends paid on January 15, April 15 and July 5, 2014. In addition, we used $2.7 million for the payment of financial liabilities.

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

As of June 30, 2015, none of the conditions allowing holders of the Notes to convert their notes had been met.

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

For the six-month period ended June 30, 2015; the total interest expense recognized for the Convertible Notes amounted to $8.6 million.

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

On April 30, 2015, our board of directors declared a quarterly cash dividend of $0.103 per share, payable to holders of the Company's common stock. This quarterly cash dividend was paid on July 15, 2015 to stockholders of record as of the close of business on June 30, 2015.

On August 4, 2015, the Board of Directors approved a quarterly cash dividend of $4,548 (or $0.103 per share) on our outstanding shares of common stock, payable on October 15, 2015 to stockholders of record as of the close of business on September 30, 2015.

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

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the six-month periods ended June 30, 2015 and 2014 amounted to $70.2 million and $48.7 million, respectively.

During the six-month period ended June  30, 2015 we invested $2.5 million in our Argentine and Brazilian offices, and $6.5 million in Information Technology in Argentina and Brazil.

In June 2015, our Venezuelan subsidiary acquired two offices in the process of being constructed that will be comprised of 475.48 square meters, in Caracas, Venezuela for a total purchase price of approximately BsF 1,474 million for investment purposes. Our Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations. Construction of the offices is expected to be completed within seventeen months from the acquisition date, according to the purchase agreement.

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

Off-balance sheet arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Reconciliation of Operating Cash Flows to Free Cash Flows

	Six-month Periods Ended		Three-month Periods Ended
	June 30, (*)		June 30,
(In millions)	2015	2014	2015	2014
Net Cash provided by Operating Activities	$ 96.8	$ 87.9	$ 58.7	$ 60.3
Payment for acquired business, net of cash acquired	(45.0)	(32.1)	(45.0)	(32.1)
Purchase of intangible assets	(1.4)	(2.0)	(0.4)	(1.8)
Advance for property and equipment	(7.5)	—	(7.5)	—
Purchase of property and equipment	(16.3)	(14.6)	(9.0)	(7.7)
Free cash flow	26.7	39.2	(3.2)	18.7

(*) The table above may not total due to rounding.

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela and the impairment of long-lived assets, because it may not be indicative of the ordinary course of our business. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted basic earnings per share, would have been, had the foreign exchange loss in Venezuela and the impairment of long-lived assets not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for the six and three-month periods ended June 30, 2015 and 2014:

	Six-month Periods ended (**)		Three-month Periods ended (**)
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income before income / asset tax expense	$49.8	$20.0	$33.5	$(19.1)
Devaluation loss in Venezuela	20.4	17.7	—	16.5
Impairment of long-lived assets in Venezuela	16.2	49.5	—	49.5
Adjusted Net income before income / asset tax expense	$86.5	$87.3	$33.5	$46.9
Income and asset tax expense	$(28.7)	$(15.3)	$(14.0)	$(6.5)
Income tax effect on devaluation loss in Venezuela	(3.8)	(12.4)	—	(8.6)	(1)
Adjusted Income and asset tax	$(32.5)	$(27.7)	$(14.0)	$(15.1)
Net Income	$21.2	$4.7	$19.5	$(25.6)
Devaluation loss in Venezuela	20.4	17.7	—	16.5
Impairment of long-lived assets in Venezuela	16.2	49.5	—	49.5
Income tax effect on devaluation loss in Venezuela	(3.8)	(12.4)	—	(8.6)	(1)
Adjusted Net Income	$54.0	$59.5	$19.5	$31.8
Weighted average of outstanding common shares	44,155,035	44,153,658	44,155,271	44,153,818
Adjusted Basic Earnings per share	$1.22	$1.35	$0.44	$0.72
Adjusted Blended Tax Rate (2)	37.5%	31.8%	41.9%	32.2%

(**)  Stated in millions of U.S. dollars, except for share data. The table above may not total due to rounding.

(1)	Income tax charge related to the Venezuela devaluation under local tax rules.
(2)	Adjusted Income and asset tax over Adjusted Net income before income / asset tax expense.

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

Foreign currencies

As of June 30, 2015, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in their local currencies. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries, which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary economy. As of June 30, 2015, the total cash and cash equivalents denominated in foreign currencies totaled $120.0 million, short-term investments denominated in foreign currencies totaled $75.7 million and accounts receivable and credit cards receivables in foreign currencies totaled $177.0 million. As of June 30, 2015, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of June 30, 2015, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $141.9 million and our U.S. dollar-denominated long-term investments totaled $209.3 million. For the six-month period ended June 30, 2015, we had a foreign currency loss of $9.2 million mainly as a result of the devaluation in Venezuela (as a consequence of our determination to use the exchange rate under SIMADI effective as of March 31, 2015) which amounted to a loss of $20.4 million offset by a foreign exchange gain in Argentina and Brazil in first half of 2015, which amounted to a gain of $10.9 million. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 and three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014” for more information).

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

The following table sets forth the percentage of consolidated net revenues by segment for the six and three-month periods ended June 30, 2015 and 2014:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2015	2014	2015	2014
Brazil	46.7%	46.9%	47.2%	48.1%
Argentina	34.5	24.8	36.8	25.2
Venezuela	6.5	14.5	3.7	12.6
Mexico	6.4	7.1	6.5	7.1
Other Countries	5.9	6.8	5.8	7.0

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of June 30, 2015 and for the six-month period then ended:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 335.9	$ 302.4	$ 275.0
Expenses	(269.0)	(242.2)	(220.3)
Income from operations	66.9	60.2	54.8

Other expenses and income tax related to P&L items	(32.3)	(29.8)	(27.8)

Foreign Currency impact related to the remeasurement of our Net Asset position	(10.2)	(9.2)	(8.4)
Net income	24.4	21.2	18.6

Total Shareholders' Equity	$ 350.3	$ 344.4	$ 308.2

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar

(*)  The table above may not total due to rounding.

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the six-month period ended June 30, 2015, we did not enter into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of June 30, 2015, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 197.3BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations, as of June 30, 2015 and December 31, 2014 and net revenues for the six-month periods ended June 30, 2015 and 2014:

	Six-month Periods Ended June 30,
	2015	2014
	(In thousands)
Net Revenues	$ 19,669	$ 35,908

	June 30,	December 31,
	2015	2014
Assets	46,482	75,153
Liabilities	(43,701)	(43,359)
Net Assets	$ 2,781	$ 31,794

As of June 30, 2015, the net assets of our Venezuelan subsidiaries amount to approximately 0.8% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 1.1% of our consolidated cash and investments.

During December 2013, the Venezuelan regulation that created SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as, but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. As a consequence, SICAD 1 became, from that moment through May 15, 2014, the primary system to which we would have to request U.S. dollars to settle our transactions. As a result, from January 24 to May 15, 2014, the exchange rate we used to re-measure our net monetary asset position and BsF transactions of our Venezuelan operations was the SICAD 1 exchange rate. The average exchange rate under SICAD 1 during that period was 10.82 BsF per U.S. dollar.

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

On February 10, 2015, the Venezuelan government issued a decree that unifies the two previous foreign exchange systems SICAD 1 and SICAD 2 into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to our business. In the same decree, the Venezuelan government created the SIMADI, a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015. As of June 30, 2015, the SIMADI exchange rate was 197.3 BsF per U.S. dollar. The average exchange rate for the second quarter of 2015 was 197.84 BsF per U.S. dollar.

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

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 300% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2015 to June 30, 2015. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 300% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2015 to June 30, 2015:

	Six-month period ended June 30, 2015		Three-month period ended June 30, 2015
	Actual (*)	Sensitivity (**)	Actual (*)	Sensitivity (**)
	(In thousands)		(In thousands)
Net revenues	$ 19,669	$ 3,151	$ 5,714	$ 1,911
Direct costs	$ (6,835)	$ (1,166)	$ (2,631)	$ (687)
Direct contribution before impairment of Long-lived assets	$ 12,834	$ 1,984	$ 3,083	$ 1,224
Direct Contribution Margin before impairment %	65.2%	63.0%	54.0%	64.1%

(*) As reported. Direct Contribution Margin does not include one-time impairments of long-lived assets and international customer service costs have been allocated considering previous year exchange rate.

(**) Computing a hypothetical devaluation of the Venezuelan segment from January 1 to June 30, 2015 assuming an exchange rate of 591.89 BsF per U.S. dollar (300% of the exchange rate as of June 30, 2015).

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

During January 2014 the Argentine Peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentine Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentine Pesos per U.S. dollar. Due to the abovementioned devaluation, during the three-month period ended March 31, 2014, the reported net assets in our Argentine subsidiaries decreased by $14.6 million with the related impact in Other Comprehensive Income and the Company recognized a foreign exchange gain of $4.6 million. As of June 30, 2015, the Argentine Peso exchange rate was $9.09 per U.S. dollar.

Had a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar occurred on June 30, 2015, the reported net assets in our Argentine subsidiaries would have decreased by approximately $8.0 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $2.9 million in our Argentine subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of June 30, 2015, MercadoPago’s funds receivable from customers totaled $131.1 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2015, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.24%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2015 could decrease (increase) by approximately $3.6 million.

As of June 30, 2015, our short-term investments amounted to $167.2 million and our long-term investments amounted to $209.3 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2009, 2010, 2011 and 2012 long-term retention plan (the “2009, 2010, 2011 and 2012 LTRP”, respectively) payable as follows:

•

eligible employees will receive a fixed payment equal to 6.25% of his or her 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus once a year for a period of eight years starting in 2010 and/or 2011 and/or 2012 and/or 2013 (the “2009, 2010, 2011 and 2012 Annual Fixed Payment”, respectively); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2009, 2010, 2011 and 2012 Variable Payment, respectively”) equal to the product of (i) 6.25% of the applicable 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008, 2009, 2010 and 2011 Stock Price, defined as $13.81, $45.75, $65.41 and $77.77 for the 2009, 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009, 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

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

On September 27, 2013, our board of directors, upon the recommendation of the compensation committee, approved the 2013 Long Term Retention Plan (the “2013 LTRP”), on March 31, 2014, the board of directors, upon the recommendation of the compensation committee approved the 2014 employee retention programs (“2014 LTRP”) and on August 4, 2015, the board of directors, upon the recommendation of the compensation committee approved the 2015 employee retention programs (“2015 LTRP”). If earned, payments to eligible employees under the 2013 and 2014 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees. The awards under 2013 and/or 2014 LTRP are payable in cash, common stock or a combination thereof and, as we mentioned in the paragraph before for the others LTRP, we granted the right to any LTRP participant to request settlement in cash.

In order to receive an award under the 2013, 2014 and/or 2015 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013, 2014 and/or 2015 LTRP bonus, payable as follows:

•

the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2013, 2014 and/or 2015 LTRP bonus once a year for a period of six years starting in March 2014, 2015 and/or 2016 (the “2013, 2014 and 2015 Annual Fixed Payment, respectively”); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “Variable Payment”) equal to the product of (i) 8.333% of the applicable 2013, 2014 and/or 2015 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012, 2013 and 2014 Stock Price, defined as $79.57, $118.48 and $127.29 for the 2013, 2014 and 2015 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012,2013 and 2014, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

At June 30, 2015, the total contractual obligation fair value of our 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment LTRP liability amounted to $36.9 million. As of June 30, 2015, the accrued liability related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment portion of the LTRP included in social security payable in our condensed consolidated balance sheet amounted to $20.3 million. The following table shows a sensitivity analysis of the risk associated with our contractual obligation related to the 2009, 2010, 2011, 2012, 2013 and 2014 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%:

		As of June 30, 2015
		MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013 and 2014
		Equity Price	variable LTRP liability
(In thousands, except equity price)
Change in equity price in percentage

40%		199.29	51,595
30%		185.05	47,910
20%		170.82	44,224
10%		156.58	40,539
Static	(*)	142.35	36,854
-10%		128.11	33,168
-20%		113.88	29,483
-30%		99.64	25,798
-40%		85.41	22,112

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015, our total reserves for proceeding-related contingencies were approximately $2.8 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against us. We do not reserve for losses we determine to be possible or remote.

As of June 30, 2015, there were 665 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of June 30, 2015, there were 2,598 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

As of June 30, 2015, there were 42 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 858 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2015, there were two claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 60 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

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

On February 22, 2008, Nike International Ltd., (or “Nike”), requested a preliminary injunction against our Argentine subsidiary DeRemate.com de Argentina S.A. (or “DeRemate”), in the Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike alleged that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeited Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted in February 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. DeRemate appealed the decision. In November 2008, the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow on the website of DeRemate any listing related to Nike branded products subject to our requesting certain personal information from users listing those items. On March 25, 2008 Nike sued DeRemate in the same venue, for the same reasons argued in the request preliminary injunction. DeRemate presented its defense on September 11, 2009. On May 27, 2014, the Lower Court Judge issued a ruling considering that DeRemate was not liable for the alleged infringement by sellers’ listings, but it considered that DeRemate was liable for the breach of contract entered into by the parties which established a “notice and take down” procedure. On June 6, 2014, DeRemate filed an appeal that was denied on May 5, 2015 by the Federal Court of Appeals on Civil and Commercial Matters. The Federal Court decided, among other things, that (i) DeRemate shall (i) pay to the plaintiff a AR$200,000 for damages and (ii) restrain from buying keywords related with plaintiff’s trademarks. In May 2015 DeRemate filed recourse and an appeal to the Supreme Court under the same Federal Court. As of the date of this report, according to the opinion of external legal counsel of DeRemate, the risk of loss in this case is probable.

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

On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. On December, 19, 2014 Brazilian Federal Supreme Court overruled Citizen’s Extraordinary Appeal, ending the discussion regarding the injunction sought by Citizen which was definitely not granted. On February 19, 2015 the judge preceding the 31st Central Civil Court of the City of São Paulo, State of São Paulo, Brazil ruled the case in its merits totally in favor of the Brazilian subsidiary, stating that MercadoLivre shall not be held responsible for any of Citizen’s pleas and allegations and Citizen did not appeal the mentioned decision and, as a consequence, the case is closed. On the merits of the injunction is still pending. In the opinion of the Company’s management and its legal counsel the risk of loss is therefore remote.

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009, the Company presented a recourse to the lower court, which was not granted. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. We appealed the decision to the Brazilian Federal Superior Court of Justice. As of the date of this report we appeal to the Brazilian Federal Superior Court of Justice was still being processed before the State Court of Appeals. On March 23, 2015 the State of São Paulo Prosecutor and MercadoLivre have settled the case by agreeing that MercadoLivre (i) will not be held liable for the quality, nature or defective products or services purchased through the Brazilian website, and/or damages suffered by buyers for purchases made using the website and paid directly to sellers, and (ii) will be jointly liable when buyer used MercadoPago in a purchase made through the website and liable for MercadoLivre’s own services. On July 15, 2015, the settlement was homologated and therefore the case is closed as of the date of this report.

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judge ruled in favor of the Company and dismissed the claim against us. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and we presented our response on July 2, 2013.  On May 5, 2015 the Brazilian Superior Court of Justice did not accept the extraordinary appeal filed by the Public Prosecutor. The Public Prosecutor filed an appeal against such decision, aiming the appeal to be accepted and ruled by Brazilian Federal Supreme Court, which was not accepted on June 16, 2015. In the opinion our management and our legal counsel, the risk of loss is remote.

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

Item 1A — Risk Factors

As of June 30, 2015, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Form 10-Q for the quarter ended March 31, 2015.

Item 5 — Other Information

Executive compensation Program

On August 4, 2015, our board of directors, upon the recommendation of the compensation committee, finalized the Company’s executive compensation program for 2015 by (i) establishing the performance criteria applicable to determine eligibility for annual cash bonuses for 2015 and (ii) adopting the 2015 Long-Term Retention Plan (the “2015 LTRP”).

The following table includes the 2015 base salary, annual cash bonus range and target 2015 LTRP target bonus of each named executive officer effective January 1, 2015.

Elements of Compensation

	(1)	(1) (2)	(3)
	2015 Base Salary (1)	2015 Annual Bonus Range (1) (2)	Target 2015 LTRP Bonus (3)
Marcos Galperin President and Chief Executive Officer	$ 547,624	$ 379,125 – 631,874	$ 5,946,400
Pedro Arnt Executive Vice President and Chief Financial Officer	$ 271,818	$ 188,181 – 313,636	$ 1,120,000
Osvaldo Giménez Executive Vice President — Payments	$ 271,818	$ 188,181 – 313,636	$ 1,120,000

Daniel Rabinovich Senior Vice President and Chief Technology Officer	$ 271,818	$ 188,181 – 313,636	$ 1,500,000
Stelleo Tolda Executive Vice President and Chief Operating Officer	$ 218,097	$ 150,991 – 251,651	$ 1,120,000

(1)

For 2015, the base salary and annual cash bonus range for Mr. Galperin has been fixed in Uruguayan pesos. For each of Messrs. Arnt, Giménez and Rabinovich have been fixed in Argentine pesos, while the base salary and annual cash bonus range for Mr. Tolda has been fixed in Brazilian reais. Accordingly, the base salary and annual cash bonus range in U.S. dollars are approximations based on the respective exchange rates on July 10, 2015.

(2)	See the section below entitled “Annual Cash Bonuses” below for a detailed discussion of the payment methodology for the annual cash bonuses.
(3)

The target 2015 LTRP bonus is determined in U.S. dollars, and paid in Uruguayan pesos, Argentine pesos or Brazilian reais (as applicable), at the applicable exchange rate as of the payment date. See the section entitled “2015 LTRP” below for a detailed discussion of the payment methodology under the 2015 LTRP. Actual amounts to be paid under the 2015 LTRP may be more or less than the target amount shown in this table.

Annual Cash Bonuses

The annual cash bonus for each named executive officer will be based upon the Company’s achievement of pre‑set goals for financial and operational performance, as well as, in the case of each named executive officer other than the Chief Executive Officer, qualitative assessment of individual performance, according to the following table:

	Marcos Galperin	Pedro Arnt	Stelleo Tolda	Osvaldo Gimenez	Daniel Rabinovich
Consolidated Performance ― Constant Dollars (1)
Net Revenues Minus Bad Debt (excluding Venezuela)(2)	54%	54%	54%	54%	54%
Net Revenues Minus Bad Debt (Venezuela)(2)	3%	3%	3%	3%	3%
Net Income (excluding Venezuela)(3)	36%	36%	36%	36%	36%
Net Income (Venezuela)(3)	2%	2%	2%	2%	2%
NPS(4)	5%	5%	5%	5%	5%
Weighted average	100%	100%	100%	50%	100%
Payments Performance
TPV On/GMVe (excluding Venezuela)(5)	-	-	-	49%	-
TPV On/GMVe (Venezuela)(5)	-	-	-	1%	-
Payments Net Revenues – Charge backs(6)	-	-	-	50%	-
Weighted average	-	-	-	50%	-
Overall Performance(7)	100%	100%	100%	100%	100%
Individual Performance Multiplier(8)
Above Expectations	-	1.2x	1.2x	1.2x	1.2x
Meet Expectations	-	1.0x	1.0x	1.0x	1.0x
Below Expectations	-	0.5x	0.5x	0.5x	0.5x

__________________________

(1)

Constant Dollars: financial metrics translated to US dollars at the previous year’s applicable exchange rate, which is intended to isolate the operational performance from fluctuations in local currencies.

(2)	Net Revenues Minus Bad Debt is defined as the Company’s net revenues for 2015, less bad debt charges and after adjustments for unusual items, if any, as determined by the Compensation Committee.
(3)	Net Income is defined as the Company’s net income in 2015 after adjustments for unusual items, if any, as determined by the Compensation Committee.
(4)

NPS stands for Net Promoter Score and is a measure of our customers’ satisfaction, calculated as the percentage of promoters (customer scoring our service from 9 to 10) minus the percentage of detractors (customers scoring our service from 0 to 6).

(5)

TPV On/GMVe is defined as Payments penetration in MercadoLibre measured as the Company’s Total Payment Volume (“TPV”) on the MercadoLibre e‑commerce website in 2015 in U.S. Dollars divided by the Company’s Gross Merchandise Volume in 2015 in U.S. Dollars.

(6)

Payments Net Revenues – Chargebacks is defined as the Company net revenues generated by our Financing and Off-platform transactions for 2015 in Constant Dollars, minus the chargebacks generated by credit and debit cards payments for 2015 in Constant Dollars. Refer to footnote 7 for Constant Dollars calculation methodology.

(7)

Overall Performance for Messrs. Galperin, Arnt, Tolda and Rabinovich is equal to the Weighted Average for the Consolidated Performance ― Constant Dollars.  The Overall Performance for Mr. Gimenez is equal to the simple average between Weighted Average for the Consolidated Performance ― Constant Dollars and Weighted Average for the Payments Performance.

(8)	Individual Performance Multiplier is set as a multiplier for the annual bonus for each executive officer based on the qualitative assessment of individual performance for the 2015 fiscal year.

For a named executive officer to be eligible to receive an annual bonus, the Company must achieve 50% of the weighted average planned growth in the Consolidated Performance ― Constant Dollars and in Overall Performance, according to the table above (the “Annual Bonus Minimum Eligibility Conditions”).

If the Annual Bonus Minimum Eligibility Conditions are met for a named executive officer, a prorated formula will be applied to the annual cash bonus ranges described in the “Elements of Compensation” table above.  Such formula is based on the officer’s total performance tally and it is consistent with the Company’s 2015 annual cash bonus program.  In addition, the Individual Performance Multiplier, which is a qualitative assessment for each named executive officer, will be applied to the annual cash bonus of each officer.  For example, if a named executive officer meets the Annual Bonus Minimum Eligibility Conditions and his Individual Performance is set as “meet expectations”, the officer would receive 1.0x the minimum annual cash bonus set forth in the annual bonus range included in the Elements of Compensation table above.  If, on the other hand, a named executive officer achieves 75% of the weighted average planned growth in the Consolidated Performance ― Constant Dollars and in Overall Performance applicable to the named executive officer, and his Individual Performance is set as “meet expectations”, then the named executive officer would receive an annual cash bonus equal to 1.0x the midpoint of the annual bonus range included in the Elements of Compensation table above.  Finally, if a named executive officer achieves 100% of the weighted average planned growth in the Consolidated Performance ― Constant Dollars and in Overall Performance applicable to the named executive officer, and his Individual Performance is set as “meet expectations”, then the named executive officer would receive 1.0x the maximum cash bonus set forth in the annual bonus range included in the Elements of Compensation table above.  In all of the situations described above, if the Individual Performance is set as “above expectations” or “below expectations,” the annual cash bonus would be multiplied by 1.2 or by 0.5, respectively.

2015 LTRP

The 2015 LTRP is substantially similar to the Amended LTRPs (as defined below), with the exception of the definition of the term “Performance Goals”, which has been revised in the 2015 LTRP to eliminate the individual performance of the named executive officers as part of the LTRP bonus eligibility requirements.  In order for a named executive officer to receive an award under the 2015 LTRP, the Company must achieve 50% of the weighted average planned growth in the Consolidated Performance ― Constant Dollars.  If the Company achieves such performance, the executive will, subject to his continued employment as of each applicable payment date, receive the target amount of his 2015 LTRP bonus described in the Elements of Compensation table above, payable as follows:

•

the officer will receive a fixed payment equal to 8.333% of his or her 2015 LTRP bonus once a year for a period of six years (with the first payment occurring on or about March 31, 2016), (the “Annual Fixed Payment”); and

•

on each date the Company pays the Annual Fixed Payment to the officer, he will also receive a payment equal to the product of (i) 8.333% of the applicable 2015 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2014 Stock Price (as defined below).  For purposes of the 2015 LTRP, the “2014 Stock Price” shall equal $127.29 (the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60‑trading days of 2014) and the “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date for so long as the Company’s common stock is listed on the NASDAQ.

The maximum amount of each named executive officer’s 2015 LTRP bonus will depend on the Company’s stock price for the last 60‑trading days of the applicable fiscal year.  To the extent the Company’s stock price exceeds $127.29 for one or more applicable periods, the amount of the executive’s 2015 LTRP bonus will exceed 8.333% of the amount in the Total Annual Compensation table described above.  To the extent the Company’s stock price is less than $127.29 for one or more applicable periods, the amount of the executive’s 2015 LTRP bonus will be less than 8.333% of the amount in the Total Annual Compensation table.  Thus, total payments under the 2015 LTRP over the life of the plan may be more or less than the target amount listed in the Total Annual Compensation table.

For full details of the 2015 LTRP, please see the copy of the plan filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q, the contents of which are incorporated by reference herein.

Amendment of Long Term Retention Plans

On August 4, 2015, our board of directors, upon the recommendation of our compensation committee, approved the amendment of each of the Company’s 2009 Long-Term Retention Plan (as amended, the “Amended 2009 LTRP”), 2010 Long-Term Retention Plan (as amended, the “Amended 2010 LTRP”), 2011 Long-Term Retention Plan (as amended, the “Amended 2011 LTRP”), 2012 Long-Term Retention Plan (as amended, the “Amended 2012 LTRP”, 2013 Long-Term Retention Plan (as amended, the “Amended 2013 LTRP”) and 2014 Long-Term Retention Plan (as amended, the “Amended 2014 LTRP” and together with the Amended

2009 LTRP, the Amended 2010 LTRP, the Amended 2011 LTRP, the Amended 2012 LTRP and the Amended 2013 LTRP, the “Amended LTRPs”), each effective as of January 1, 2015. The board of directors determined to amend these long-term retention plans to make the terms more consistent with customary market terms for these types of plans. The board of directors decision was based on data and analysis from a study of the customary market terms for these types of plans prepared by Mercer Consulting, our compensation committee's independent compensation consultant, initiated in April 2015.

These Long-Term Retention Plans (in the form prior to their amendment, the “Prior LTRPs”) were amended to (a) revise the Prior LTRPs’ definition of the term “Market Value” (as defined in the Amended LTRPs) to distinguish between a Change in Control (as defined in the Amended LTRPs) in which the Company is the surviving entity and those transactions in which it is not the surviving entity and (b) include special payment rules in connection with the acceleration in vesting in the case of certain participants who experience a Covered Termination (as defined in the Amended LTRPs).

The Amended 2009 LTRP, Amended 2010 LTRP, Amended 2011 LTRP, Amended 2012 LTRP, Amended 2013 LTRP and Amended 2014 LTRP are filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, to this to this Quarterly Report on Form 10-Q and are incorporated herein by reference, and the description of the material amendments to the terms of the Amended LTRPs is qualified in its entirety by reference to such exhibits. A description of the terms of the Prior LTRPs is included in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2015.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 6, 2015.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
4.1	Form of Specimen Certificate for Registrant’s Common Stock (2)
4.2	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)
4.3	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (3)
10.01	Amended and Restated 2009 Long-Term Retention Plan*
10.02	Amended and Restated 2010 Long-Term Retention Plan*
10.03	Amended and Restated 2011 Long-Term Retention Plan*
10.04	Amended and Restated 2012 Long-Term Retention Plan*
10.05	Amended and Restated 2013 Long-Term Retention Plan*
10.06	Amended and Restated 2014 Long-Term Retention Plan*
10.07	2015 Long-Term Retention Plan*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2014.