Form 10-Q
period 2015-09-30
MERCADOLIBRE INC
filed 2015-11-05
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2015

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

44,156,854 shares of the issuer’s common stock, $0.001 par value, outstanding as of October 26, 2015.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of September 30, 2015 and December 31, 2014

and for the nine and three-month periods

ended September 30, 2015 and 2014

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

(In thousands of U.S. dollars, except par value)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$ 173,024	$ 223,144
Short-term investments	168,015	148,810
Accounts receivable, net	54,551	46,672
Credit cards receivables, net	187,566	85,162
Prepaid expenses	7,614	3,458
Inventory	135	—
Deferred tax assets	10,443	11,520
Other assets	23,866	13,984
Total current assets	625,214	532,750
Non-current assets:
Long-term investments	185,733	205,265
Property and equipment, net	82,510	91,545
Goodwill	91,857	68,829
Intangible assets, net	30,509	23,171
Deferred tax assets	16,004	21,554
Other assets	37,001	23,734
Total non-current assets	443,614	434,098

Total assets	$ 1,068,828	$ 966,848

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 75,820	$ 58,006
Funds payable to customers	219,751	165,034
Salaries and social security payable	32,778	28,777
Taxes payable	21,593	26,013
Loans payable and other financial liabilities	4,294	1,642
Deferred tax liabilities	1,731	1,645
Other liabilities	6,796	4,176
Dividends payable	4,548	7,330
Total current liabilities	367,311	292,623
Non-current liabilities:
Salaries and social security payable	9,867	11,326
Loans payable and other financial liabilities	292,726	282,184
Deferred tax liabilities	23,834	18,746
Other liabilities	11,638	6,181
Total non-current liabilities	338,065	318,437
Total liabilities	$ 705,376	$ 611,060

Commitments and contingencies (Note 7)

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,156,024 and 44,154,572 shares issued and outstanding at September 30,
2015 and December 31, 2014, respectively	$ 44	$ 44
Additional paid-in capital	137,842	137,645
Retained earnings	406,353	353,173
Accumulated other comprehensive loss	(180,787)	(135,074)
Total Equity	363,452	355,788

Total Liabilities and Equity	$ 1,068,828	$ 966,848

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three-month periods ended September 30, 2015 and 2014

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

Net revenues	$ 471,058	$ 395,166	$ 168,641	$ 147,935
Cost of net revenues	(151,832)	(111,313)	(56,813)	(43,402)
Gross profit	319,226	283,853	111,828	104,533
Operating expenses:
Product and technology development	(53,927)	(37,572)	(17,042)	(13,574)
Sales and marketing	(86,442)	(78,227)	(31,125)	(29,406)
General and administrative	(57,127)	(43,324)	(18,381)	(14,406)
Impairment of Long-Lived Assets	(16,226)	(49,496)	—	—
Total operating expenses	(213,722)	(208,619)	(66,548)	(57,386)
Income from operations	105,504	75,234	45,280	47,147
Other income (expenses):
Interest income and other financial gains	14,768	10,969	5,777	4,360
Interest expense and other financial losses	(16,162)	(6,718)	(6,011)	(4,913)
Foreign currency (losses) gains	(6,647)	(7,651)	2,570	5,220
Net income before income / asset tax expense	97,463	71,834	47,616	51,814

Income / asset tax expense	(30,639)	(33,343)	(1,976)	(18,062)
Net income	$ 66,824	$ 38,491	$ 45,640	$ 33,752
Less: Net Income (loss) attributable to Redeemable
Noncontrolling Interest	—	$ 56	—	$ (14)
Net income attributable to MercadoLibre, Inc. shareholders	$ 66,824	$ 38,435	$ 45,640	$ 33,766

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

Basic EPS
Basic net income attributable to MercadoLibre, Inc.
Shareholders per common share	$ 1.51	$ 0.87	$ 1.03	$ 0.76
Weighted average of outstanding common shares	44,155,303	44,153,867	44,155,830	44,153,892
Diluted EPS
Diluted net income attributable to MercadoLibre, Inc.
Shareholders per common share	$ 1.51	$ 0.87	$ 1.03	$ 0.76
Weighted average of outstanding common shares	44,155,303	44,153,867	44,155,830	44,153,892
Cash Dividends declared	0.309	0.498	0.103	0.166

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2015 and 2014

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

Net income	$ 66,824	$ 38,491	$ 45,640	$ 33,752
Other comprehensive loss, net of income tax:
Currency translation adjustment	(46,054)	(35,832)	(22,127)	(19,731)
Unrealized net losses on available for sale investments	(38)	(138)	(11)	(260)
Reclassification adjustment for gains (losses) on available for sale
investments included in net income	379	(25)	—	—
Net change in accumulated other comprehensive loss, net of
income tax	(45,713)	(35,995)	(22,138)	(19,991)
Total comprehensive income	$ 21,111	$ 2,496	$ 23,502	$ 13,761
Less: Comprehensive loss attributable to Redeemable
Noncontrolling Interest	—	(37)	—	(138)
Comprehensive income attributable to MercadoLibre, Inc. Shareholders	$ 21,111	$ 2,533	$ 23,502	$ 13,899

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the nine-month periods ended September 30, 2015 and 2014

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 66,824	$ 38,435
Adjustments to reconcile net income to net cash provided by
operating activities:
Net income attributable to Redeemable Noncontrolling Interest	—	56
Devaluation Loss, net	6,080	13,808
Impairment of Long-Lived Assets	16,226	49,496
Depreciation and amortization	16,956	12,346
Accrued interest	(9,311)	(6,928)
Convertible bonds accrued interest and amortization of debt discount	12,917	3,927
Long Term Retention Program accrued compensation	8,032	6,311
Deferred income taxes	6,206	(16,515)
Changes in assets and liabilities:
Accounts receivable	(50,105)	(39,477)
Credit Card Receivables	(122,328)	(46,297)
Prepaid expenses	(4,922)	(2,574)
Inventory	(169)	—
Other assets	(13,089)	(6,079)
Accounts payable and accrued expenses	66,898	74,589
Funds payable to customers	100,938	48,414
Other liabilities	2,226	1,957
Interest received from investments	7,900	6,970
Net cash provided by operating activities	111,279	138,439
Cash flows from investing activities:
Purchase of investments	(1,435,655)	(1,713,488)
Proceeds from sale and maturity of investments	1,424,150	1,498,970
Payment for acquired businesses, net of cash acquired	(45,009)	(32,127)
Purchases of intangible assets	(1,502)	(543)
Advance for property and equipment	(17,779)	—
Purchases of property and equipment	(19,063)	(24,446)
Net cash used in investing activities	(94,858)	(271,634)
Cash flows from financing activities:
Funds received from the issuance of convertible notes	—	330,000
Transaction costs from the issuance of convertible notes	—	(8,084)
Purchase of convertible note capped call	—	(19,668)
Proceed from payable and other financial liabilities	5,015	—
Payments on loans payable and other financial liabilities	(4,622)	(3,309)
Dividends paid	(16,426)	(20,937)
Repurchase of Common Stock	(2,714)	(1,944)
Net cash (used in) provided by financing activities	(18,747)	276,058
Effect of exchange rate changes on cash and cash equivalents	(47,794)	(45,644)
Net (decrease) increase in cash and cash equivalents	(50,120)	97,219
Cash and cash equivalents, beginning of the period	223,144	140,285
Cash and cash equivalents, end of the period	$ 173,024	$ 237,504

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

Through MercadoPago, MercadoLibre enables individuals and businesses to send and receive online payments; through MercadoEnvios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through MercadoClics and other ad-sales products, MercadoLibre facilitates advertising services to large retailers and brands to promote their product and services on the web; and through MercadoShops, MercadoLibre facilitates users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of September  30, 2015, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, including the recently launched online ecommerce platforms in Bolivia and Guatemala. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, and added Colombia to its list of countries where the service is offered from June 2015. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. These interim condensed consolidated financial statements are stated in U.S. dollars, except for amounts otherwise indicated. Intercompany transactions and balances with subsidiaries have been eliminated for consolidation purposes.

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.7% and 99.7% of the consolidated amounts during the nine-month periods ended September 30, 2015 and 2014. Long-lived assets, Intangible assets and Goodwill located in the foreign operations totaled $194,509 thousands and $170,147 thousands as of September 30, 2015 and December 31, 2014, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2015 and December 31, 2014. These financial statements also show the Company’s consolidated statements of income and comprehensive income for the nine and three-month periods ended September 30, 2015 and 2014; and statement of cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For more detailed discussion about the Company’s significant accounting policies, see note 2 to the Form 10-K. During the nine-month period ended September 30, 2015, there were no material updates made to the Company’s significant accounting policies.

Foreign currency translation

Venezuelan currency status

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using the period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

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

In light of those economic conditions in Venezuela, the determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of its Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed in May 2014, the long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate properties would not be fully recoverable. As a result, the Company recorded an impairment of long-lived assets of $49.5 million in the second quarter of 2014. The carrying amount was adjusted to its estimated fair value of that date, by using the market approach, and considering prices for similar assets.

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

In light of the disappearance of SICAD 2, and the Company’s inability to gain access to U.S. dollars through the new single system under SICAD, it started requesting and was granted U.S. dollars through SIMADI. As a result, the Company from that moment expected to settle its transactions through SIMADI and concluded that the SIMADI exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, the Company recorded a foreign exchange loss of $20.4 million during the first quarter of 2015, with no significant foreign exchange losses recorded during the second and third quarter of 2015. As of September 30, 2015, the SIMADI exchange rate was 199.42 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company has reviewed its long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, the Company has recorded an impairment of long-lived assets of $ 16.2 million on March 31,

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

2015. The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million as of March 31, 2015, by using the market approach, and considering prices for similar assets.

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

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $25,745 and $30,798 thousands, as of September 30, 2015 and December 31, 2014 and net revenues for the nine-month periods ended September 30, 2015 and 2014:

	Nine-month periods ended September 30,
	2015	2014
Venezuelan operations	(In thousands)
Net Revenues	$ 28,529	$ 45,184

	September 30,	December 31,
	2015	2014

Assets	57,970	75,153
Liabilities	(36,235)	(43,359)
Net Assets	$ 21,735	$ 31,794

As of September 30, 2015, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 6.0%  of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 0.9% of our consolidated cash and investments.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned increase in the Argentinean peso exchange rate against the U.S. dollar, during the first quarter of 2014, the reported Other Comprehensive Loss increased in $14,625 thousands as a result having a net asset position in Argentinean Pesos; and the Company recognized a foreign exchange gain of $4,597 thousands. As of September 30, 2015, the Argentinean Peso exchange rate was $ 9.43 per U.S. dollar.

Brazilian currency status

During 2015, the Brazilian Reais exchange rate against the U.S. dollar increased in approximately 49%, from 2.66 Brazilian Reais per U.S. dollar as of December 31, 2014 to approximately 3.97 Brazilian Reais per U.S. dollar as of September 30, 2015. Due to the abovementioned devaluation, during the nine and three-month periods ended September 30, 2015,  the reported Other Comprehensive Loss of the Brazilian segment increased in $9,733 thousands and $12,306 thousands, respectively, as a result of having a net asset position in Brazilian Reais; and the Company recognized a foreign exchange gain of $14,468 thousands and $5,704 thousands, respectively, during the same periods.

Income Tax Holiday in Argentina

According to Argentine law, from fiscal year 2008, the Company’s Argentine subsidiary was a beneficiary of a software development law. Part of the benefits obtained from being a beneficiary of the aforementioned law was a relief of 60% of total income tax determined in each year in connection with promoted activities, thus resulting in an effective tax rate in Argentina lower than the income tax law statutory rate. The law expired on September 17, 2014.

Aggregate tax benefit totaled $2,045 thousands for the three-month period ended September 30, 2014, while for the nine-month period ended at such date amounted to $5,644 thousands. Aggregate per share effect of the Argentine tax holiday amounted to $0.05 for the three-month period ended September 30, 2014, while for the nine-month period ended at such date amounted to $0.13.

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree was issued, which established the new requirements to become beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law.

The Industry Secretary resolution which rules, among other provisions, on the mechanism to file the information to obtain the benefits derived from the new software development law was issued in late February 2014. During May 2014, the Company presented all the required documentation in order to apply for the new software development law.

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving the Company’s application for eligibility under the new software development law. As a result, the Company’s Argentinean subsidiary has been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained as beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded a one-time income tax gain of approximately $16 million in the third quarter of 2015, corresponding $5.6 million to the income tax benefit of the third quarter of 2015 and $3.2 million of the fourth quarter of 2014. Furthermore, the Company recorded a one-time labor cost gain of approximately $4.2 million, corresponding $1.0 million to the labor cost benefit of the third quarter of 2015 and $1.3 million of the fourth quarter of 2014.  Additionally, $1.4 million were reserved to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.43 and $0.15 for the nine and three-month periods ended September 30, 2015, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Accumulated other comprehensive income

The following table sets forth the Company’s accumulated other comprehensive income as of September 30, 2015 and the year ended December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands)

Foreign currency translation	$ (180,749)	$ (134,695)
Unrealized loss on investments	(64)	(578)
Estimated tax gain on unrealized losses on investments	26	199
	$ (180,787)	$ (135,074)

The following tables summarize the changes in accumulated balances of other comprehensive income for the nine-month period ended September 30, 2015:

	Unrealized	Foreign	Estimated tax
	Gains (Losses) on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2014	$ (578)	$ (134,695)	$ 199	$ (135,074)
Other comprehensive loss before reclassification
adjustments for gains on available for sale investments	(64)	(46,054)	26	(46,092)
Amount of gain (loss) reclassified from accumulated
other comprehensive income to net income	578	—	(199)	379
Net current period other comprehensive gain (loss)	514	(46,054)	(173)	(45,713)
Balances as of September 30, 2015	$ (64)	$ (180,749)	$ 26	$ (180,787)

Amount of Gain (Loss)
Details about Accumulated	Reclassified from
Other Comprehensive Income	Accumulated Other
Components for the nine-month	Comprehensive	Affected Line Item
period ended September 30, 2015	Income	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (578)	Interest income and other financial gains
Estimated tax gain on unrealized losses on investments	199	Income / asset tax expense
Total reclassifications for the period	$ (379)	Total, net of income taxes

Inventory

Inventory, consisting of points of sale (“POS”) available for sale, are accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value.

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

Considering these changes in facts and circumstances and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that certain office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded impairment losses of $16.2 million and $ 49.5 million on March 31, 2015 and in the second quarter of 2014, respectively, by using the market approach and considering prices for similar assets.

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

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of our common stock, at our election.

As of September 30, 2015, none of the conditions allowing holders of the Notes to convert had been met.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

Recently issued accounting pronouncements

On January 9, 2015, the FASB issued the Accounting Standard Update (“ASU”) 2015-01. This new standard eliminates from general accepted accounting principles the concept of extraordinary items included in Subtopic 225-20. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

On July 22, 2015 the FASB issued the ASU 2015-11. The amendments in this update apply to inventory measured using first-in, first-out (“FIFO”), or average cost. An Entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably practicable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for all other entities was for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The amendments in ASU 2015-14, issued on August 12, 2015, defer the effective date of Update 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company’s financial statements.

On August 16, 2015 the FASB issued the ASU 2015-15. To clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The guidance in Update 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On September 25, 2015 the FASB issued the ASU 2015-16. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

Diluted earnings per share for the Company’s common stock assume the issuance of shares as a consequence of a convertible debt securities conversion event (refer to Note 9 to these interim condensed consolidated financial statements) and the effect of assumed share settlement of Long-term retention plans (refer to Note 2 – Section “Convertible Senior Notes” to these interim condensed consolidated financial statements) for earnings per share calculations.

The following table shows how net income is allocated using the “if converted” and the “treasury stock” method for convertible debt securities and Long-term retention plans, respectively, for earnings per common share for the nine and three-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net income	$ 66,824	$ 66,824	$ 38,491	$ 38,491

Net income attributable to noncontrolling interests	—	—	(56)	(56)

Change in redeemable amount of noncontrolling interest	—	—	(108)	(108)

Net income attributable to MercadoLibre, Inc. Shareholders
corresponding to common stock	$ 66,824	$ 66,824	$ 38,327	$ 38,327

	Three Months Ended September 30,
	2015		2014
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net income	$ 45,640	$ 45,640	$ 33,752	$ 33,752
Net income attributable to noncontrolling interests	—	—	14	14
Change in redeemable amount of noncontrolling interest	—	—	(111)	(111)

Net income attributable to MercadoLibre, Inc. Shareholders
corresponding to common stock	$ 45,640	$ 45,640	$ 33,655	$ 33,655

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Net income per share of common stock is as follows for the nine and three-month periods ended September 30, 2015 and 2014:

	Nine months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
	(In thousands, except per share data)				(In thousands, except per share data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income attributable to MercadoLibre, Inc. Shareholders per common share	$ 1.51	$ 1.51	$ 0.87	$ 0.87	$ 1.03	$ 1.03	$ 0.76	$ 0.76
Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 66,824	$ 66,824	$ 38,327	$ 38,327	$ 45,640	$ 45,640	$ 33,655	$ 33,655

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,155,303	44,155,303	44,153,867	44,153,867	44,155,830	44,155,830	44,153,892	44,153,892
Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,155,303	44,155,303	44,153,867	44,153,867	44,155,830	44,155,830	44,153,892	44,153,892

For the nine and three-month periods ended September 30, 2015 and 2014 there was no impact on the calculation of diluted earnings per share as a consequence of the consideration of the Notes and the Long term retention plan referred to above.

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

The Company’s unaudited interim condensed consolidated statement of income includes the results of operations of the acquired business as from April 22, 2015. The net revenues and net income of the acquiree included in the Company’s unaudited interim condensed consolidated statement of income since the acquisition amounted to $1,865 thousands and $281 thousands, respectively.

The following table summarizes the purchase price allocation calculated at the date of acquisition:

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

The Company’s unaudited interim condensed consolidated statement of income includes the results of operations of the acquired business as from April 1, 2015. The net revenues and net loss of the acquiree included in the Company’s interim condensed consolidated statement of income since the acquisition amounted to $1,338 thousands and $343 thousands, respectively.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

As of September 30, 2015, the fair value of the contingent consideration recorded is $5,747 thousands. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

The following table summarizes the purchase price allocation for the acquisition:

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

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Goodwill	$ 91,857	$ 68,829
Intangible assets with indefinite lives
— Trademarks	13,277	10,276
Amortizable intangible assets
— Licenses and others	9,415	5,111
— Non-compete / solicitation agreement	1,636	1,829
— Customer lists	13,094	11,294
Total intangible assets	$ 37,422	$ 28,510
Accumulated amortization	(6,913)	(5,339)
Total intangible assets, net	$ 30,509	$ 23,171

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	Period ended September 30, 2015
	(In thousands)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of the period	10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829
- Business acquisition	14,066	—	—	22,978	—	—	—	37,044
- Effect of exchange rates changes	(5,838)	(1,012)	(1,951)	(4,083)	—	(1,019)	(113)	(14,016)
Balance, end of the period	$ 18,785	$ 10,847	$ 17,150	$ 34,614	$ 5,729	$ 3,502	$ 1,230	$ 91,857

	Year ended December 31, 2014
	(In thousands)
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
Balance, beginning of year	$ 10,366	$ 14,676	$ 6,520	$ 11,376	$ 5,252	$ 5,506	$ 1,405	$ 55,101
- Bussiness Acquisition	1,538	775	14,710	6,293	477	82	48	23,923
- Effect of exchange rates changes	(1,347)	(3,592)	(2,129)	(1,950)	—	(1,067)	(110)	(10,195)
Balance, end of the year	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $909 thousands and $829 thousands for the three-month periods ended September 30, 2015 and 2014,

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

respectively, while for the nine-month periods ended at such dates amounted to $2,273 thousands and $1,177 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of September 30, 2015:

For year ended 12/31/2015	$ 959
For year ended 12/31/2016	3,836
For year ended 12/31/2017	3,582
For year ended 12/31/2018	2,792
Thereafter	6,063
$ 17,232

5. Segment reporting

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown to reflect the evaluation of the Company’s performance defined by the management. The Company’s segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Bolivia, Guatemala, Peru, Portugal, Uruguay and USA).

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2015
	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 215,651	$ 171,496	$ 29,308	$ 28,529	$ 26,074	$ 471,058
Direct costs	(127,406)	(92,547)	(21,175)	(10,500)	(16,427)	(268,055)
Impairment of Long-lived Assets	—	—	—	(16,226)	—	(16,226)
Direct contribution	88,245	78,949	8,133	1,803	9,647	186,777
Operating expenses and indirect costs of net revenues						(81,273)
Income from operations						105,504
Other income (expenses):
Interest income and other financial gains						14,768
Interest expense and other financial losses						(16,162)
Foreign currency loss						(6,647)
Net income before income / asset tax expense						$ 97,463

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2014
	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 194,010	$ 102,182	$ 27,304	$ 45,184	$ 26,486	$ 395,166
Direct costs	$ (111,528)	$ (54,914)	$ (16,965)	$ (13,121)	$ (14,527)	$ (211,055)
Impairment of Long-lived Assets	$ —	$ —	$ —	$ (49,496)	$ —	$ (49,496)
Direct contribution	82,482	47,268	10,339	(17,433)	11,959	134,615
Operating expenses and indirect costs of net revenues						(59,381)
Income from operations						75,234
Other income (expenses):
Interest income and other financial gains						10,969
Interest expense and other financial losses						(6,718)
Foreign currency loss						(7,651)
Net income before income / asset tax expense						$ 71,834

	Three Months Ended September 30, 2015
	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 74,286	$ 67,234	$ 9,880	$ 8,860	$ 8,381	$ 168,641
Direct costs	(43,730)	(38,705)	(8,560)	(3,665)	(5,345)	(100,005)
Direct contribution	30,556	28,529	1,320	5,195	3,036	68,636

Operating expenses and indirect costs of net revenues						(23,356)
Income from operations						45,280
Other income (expenses):
Interest income and other financial gains						5,777
Interest expense and other financial losses						(6,011)
Foreign currency gain						2,570
Net income before income / asset tax expense						$ 47,616

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2014
	(In thousands)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 78,175	$ 40,953	$ 9,851	$ 9,276	$ 9,680	$ 147,935
Direct costs	(43,218)	(20,388)	(6,672)	(2,630)	(5,640)	(78,548)
Direct contribution	34,957	20,565	3,179	6,646	4,040	69,387

Operating expenses and indirect costs of net revenues						(22,240)
Income from operations						47,147
Other income (expenses):
Interest income and other financial gains						4,360
Interest expense and other financial losses						(4,913)
Foreign currency gain						5,220
Net loss before income / asset tax expense						$ 51,814

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30,	December 31,
	2015	2014
	(In thousands)

US Property and equipment, net	$ 11,642	$ 13,226
Other countries property and equipment, net
Argentina	29,775	28,005
Brazil	13,114	8,237
Mexico	2,557	2,801
Venezuela (*)	21,496	36,237
Other countries	3,926	3,039
	$ 70,868	$ 78,319
Total Property and equipment, net	$ 82,510	$ 91,545

(*)  After the impairment of Venezuelan long-lived assets. See Note 2 “Foreign currency translation - Venezuelan currency status”.

During June 2015, our Venezuelan subsidiary acquired two offices in process of construction of a total of 475.48 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$1,474 million, or $7.4 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations.

During August 2015, our Venezuelan subsidiary acquired an office in process of construction of a total of 309.19 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$1,188 million, or $6.0 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes.

During September 2015, our Venezuelan subsidiary acquired an office in process of construction of a total of 169.06 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$883.1 million, or $4.4 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The offices acquired during August and September 2015 were funded with funds from its own operations for an amount of BF$1,071 million, and the remaining BF$ 1,000 were funded with a mortgage loan celebrated with Banco del Caribe, C.A. Banco Universal to be paid in monthly installments during five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. The amount of the mortgage climbs to BF$2,000 million, or $10 million as of September 30, 2015.

The offices will be delivered on October, 2016 according to the agreements.

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2015	2014
	(In thousands)

US intangible assets	$ 268	$ 172
Other countries goodwill and intangible assets
Argentina	12,428	12,580
Brazil	22,096	11,212
Mexico	47,375	21,734
Venezuela	7,508	7,515
Other countries	32,691	38,787
	$ 122,098	$ 91,828
Total goodwill and intangible assets	$ 122,366	$ 92,000

Consolidated net revenues by similar products and services for the nine and three-month periods ended September 30, 2015 and 2014 were as follows:

	Nine-months Ended September 30,		Three-months Ended September 30,
Consolidated Net Revenues	2015	2014	2015	2014
	(In thousands)		(In thousands)
Marketplace	$ 286,523	$ 271,891	$ 98,580	$ 96,931
Non-marketplace (*)	184,535	123,275	70,061	51,004
Total	$ 471,058	$ 395,166	$ 168,641	$ 147,935

(*)  Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees and other ancillary services.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	September 30,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2015	(Level 1)	(Level 2)	2014	(Level 1)	(Level 2)
	(In thousands)
Assets

Cash and Cash Equivalents:

Money Market Funds	$ 53,793	$ 53,793	—	$ 37,495	$ 37,495	$ —

Sovereign Debt Securities	483	483	—	—	—	—

Corporate Debt Securities	20,193	—	20,193	13,004	108	12,896

Investments:

Sovereign Debt Securities	58,968	54,682	4,286	49,150	49,150	—

Corporate Debt Securities	231,408	140,651	90,757	238,643	59,919	178,724

Certificates of deposits	9,516	—	9,516	7,807	—	7,807

Total Financial Assets	$ 374,361	$ 249,609	$ 124,752	$ 346,099	$ 146,672	$ 199,427

Liabilities:

Contingent considerations	$ 11,395	$ —	$ 11,395	$ 4,833	$ —	$ 4,833

Total Financial Liabilities	$ 11,395	$ —	$ 11,395	$ 4,833	$ —	$ 4,833

As of September 30, 2015, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date. As of September 30, 2015, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

As of September 30, 2015 and December 31, 2014, the Company´s liabilities valued at fair value consisted of contingent considerations from acquisitions valued using level 2 inputs.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, provisions and other liabilities. The convertible senior notes, the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

In addition, as of September 30, 2015 and December 31, 2014, the Company had $53,856 thousands and $58,475 thousands of short-term investments, respectively, which consisted of time deposits.

Those investments are accounted for at amortized cost which, as of September 30, 2015 and December 31, 2014, approximates their fair values.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of September 30, 2015 and December 31, 2014:

	Balances as of	Significant other	Balances as of	Significant other
	September 30,	observable inputs	December 31,	observable inputs
	2015	(Level 2)	2014	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 53,856	$ 53,856	$ 58,475	$ 58,475
Accounts receivable	54,551	54,551	46,672	46,672
Credit Cards receivable	187,566	187,566	85,162	85,162
Other assets	43,088	43,088	37,718	37,718
Total Assets	$ 339,061	$ 339,061	$ 228,027	$ 228,027

Liabilities

Accounts payable and accrued expenses	$ 75,820	$ 75,820	$ 58,006	$ 58,006
Funds payable to customers	219,751	219,751	165,034	165,034
Salaries and social security payable	22,806	22,806	18,835	18,835
Tax payable	21,593	21,593	26,013	26,013
Dividends payable	4,548	4,548	7,330	7,330
Loans payable and other financial liabilities	297,020	297,020	283,826	283,826
Other liabilities	7,039	7,039	5,524	5,524
Total Liabilities	$ 648,577	$ 648,577	$ 564,568	$ 564,568

As of September 30, 2015 and December 31, 2014, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2015 and December 31, 2014, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	September 30, 2015
	(In thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$ 53,793	$ —	$ —	$ 53,793
Sovereign Debt Securities	487	—	(4)	483
Corporate Debt Securities	20,184	16	(7)	20,193
Total Cash and cash equivalents	$ 74,464	$ 16	$ (11)	$ 74,469

Short-term investments
Sovereign Debt Securities	$ 13,851	$ 9	$ —	$ 13,860
Corporate Debt Securities	94,341	14	(71)	94,284
Certificates of deposits	6,014	2	(1)	6,015
Total Short-term investments	$ 114,206	$ 25	$ (72)	$ 114,159

Long-term investments
Sovereign Debt Securities	$ 44,945	$ 195	$ (32)	$ 45,108
Corporate Debt Securities	137,310	188	(374)	137,124
Certificates of deposits	3,500	1	—	3,501
Total Long-term investments	$ 185,755	$ 384	$ (406)	$ 185,733

Total	$ 374,425	$ 425	$ (489)	$ 374,361

	December 31, 2014
	(In thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
Cash and cash equivalents
Money Market Funds	$ 37,531	$ 2	$ (38)	$ 37,495
Corporate Debt Securities	13,009	—	(5)	13,004
Total Cash and cash equivalents	$ 50,540	$ 2	$ (43)	$ 50,499

Short-term investments
Sovereign Debt Securities	$ 4,726	$ —	$ (4)	$ 4,722
Corporate Debt Securities	81,886	—	(75)	81,811
Certificates of deposit	3,802	1	(1)	3,802
Total Short-term investments	$ 90,414	$ 1	$ (80)	$ 90,335

Long-term investments
Sovereign Debt Securities	$ 44,511	$ —	$ (83)	$ 44,428
Corporate Debt Securities	157,205	22	(395)	156,832
Certificates of deposit	4,007	—	(2)	4,005
Total Long-term investments	$ 205,723	$ 22	$ (480)	$ 205,265

Total	$ 346,677	$ 25	$ (603)	$ 346,099

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

(1)

Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of September 30, 2015 and December 31, 2014.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of September 30, 2015, the estimated fair values (in thousands of U.S. dollars) of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	188,628
One year to two years	102,532
Two years to three years	56,139
Three years to four years	11,310
Four years to five years	15,752
Total	$374,361

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of September 30, 2015, the Company had established reserves for proceeding-related contingencies of $1,641 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. In addition, as of September 30, 2015 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $3,413 thousands.

As of September 30, 2015, there were 49 lawsuits pending against the Argentine subsidiary in the Argentine ordinary courts and 965 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2015, there were two claims pending against the Mexican subsidiaries in the Mexican ordinary courts and 73 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2015, there were 646 lawsuits pending against the Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of September 30, 2015, there were 2,561 lawsuits pending against the Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim. In most of these cases, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when the Company invoiced them. Management believes that the Company has meritorious defenses to these claims and intends to continue defending them.

No loss amount has been accrued for such reasonably possible legal actions. The most significant legal actions (individually or in the aggregate) are described below.

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

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these interim condensed consolidated financial statements, the total amount of the claim is approximately $5.8 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of approximately R$ 9.5 million, which including accrued interests amounted to R$ 12.4 million or $3.1 million, according to the exchange rate at September 30, 2015, and filed a lawsuit in 8th Public Treasury Court of the

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of September 30, 2015, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of approximately R$41 million or $10.3 million, according to the exchange rate at September 30, 2015. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 the Company presented its response to the mentioned defense. As of September 30, 2015, the lower court’s ruling was still pending.

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

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$6.2 million or $1.6 million, according to the exchange rate at September 30, 2015. On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. On August 24, 2012 the Company presented its appeal to the Board of Tax Appeals (CARF — Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. As of the date of issuance of these interim condensed consolidated financial statements the Superior Administrative Court of Tax Appeals ruling was still pending. The Company’s management and its legal counsel believe that the tax position adopted is more likely than not, based on the technical merits of the tax position, that it will be sustained, and as a result, the Company has not recorded any liability for this claim.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judge ruled in favor of the Company and dismissed the claim against the Company. The Public Prosecutor appealed the decision and the Company presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and the Company presented its response on July 2, 2013. On May 5, 2015 the Brazilian Superior Court of Justice did not accept the extraordinary appeal filed by the Public Prosecutor. The Public Prosecutor filed an appeal against such decision, aiming the appeal to be accepted and ruled by Brazilian Federal Supreme Court, which was not accepted on June 16, 2015. The state prosecutor filed the last  appeal, which awaits trial.  In the opinion of the Company’s management and its legal counsel the risk of loss is remote.

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

Argentine Labor Union Claim

On September 29, 2014, the Argentina Commercial Labor Union “Federación Argentina de Empleados de Comercio y Servicios” (“Sindicato de Comercio” or the “Plaintiff”) filed a lawsuit against our Argentine subsidiary, MercadoLibre S.R.L. (“MercadoLibre” or the “Company”), in the First Instance National Court on Labor Matters Number Fifty Eight of Buenos Aires, Argentina (the “Court”). The Plaintiff seeks the payment of allegedly unpaid monthly obligations due for employees for the last 10 years, for AR$ 3.2 million or $0.43 million plus interests and legal expenses. On August 12, 2015 the Company has settled the case in the amount of ARS 2.4 million plus interest and legal expenses. As a consequence, as of September 30, 2015, this case is closed.

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

8. Long term retention plan (“LTRP”)

The following table summarizes  the 2009, 2010, 2011, 2012, 2013, 2014 and 2015 long term retention plan accrued compensation expense for the nine and three-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015 (*)	2014 (*)	2015 (*) (**)	2014 (*)
	(In thousands)		(In thousands)
LTRP 2009	$ 7	$ 45	$ (301)	$ 484
LTRP 2010	274	305	(237)	495
LTRP 2011	365	459	(222)	516
LTRP 2012	496	663	(211)	573
LTRP 2013	1,762	2,319	(276)	1,280
LTRP 2014	2,216	2,522	90	1,033
LTRP 2015	2,912	—	2,912	—
Total	$ 8,032	$ 6,311	$ 1,755	$ 4,380

(*) (Gain) / Loss

(**) For the three-month period ended September 30, 2015, the table above shows a negative change of compensation costs for LTRP 2009, 2010, 2011, 2012 and 2013 as a consequence of a decrease in the Company’s stock price during the quarter.

On August 4, 2015, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2015 Long-Term Retention Plan (“2015 LTRP”). In order to receive an award under the 2015 LTRP, each eligible employee must satisfy the

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

9. 2.25% Convertible Senior Notes Due 2019

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of September 30, 2015:

	September 30, 2015	December 31, 2014
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(36,401)	(42,844)
Unamortized transaction costs related to the debt component	(5,621)	(6,526)
Contractual coupon interest accrual	5,569	3,733
Contractual coupon interest payment	(3,713)	(3,733)
Net carrying amount	$289,834	$280,630

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of September 30, 2015, the remaining period over which the unamortized debt discount will be amortized is 3.75 years.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

	Nine-month period ended September 30,		Three-month period ended September 30,

	(In thousands)
	2015	2014	2015	2014
Contractual coupon interest expense	$5,569	$1,856	$1,856	$1,856
Amortization of debt discount	6,443	2,071	2,187	2,071
Amortization of debt issuance costs	905	282	312	282
Total interest expense related to Notes	$12,917	$4,209	$4,355	$4,209

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

On August 4, 2015, the Board of Directors approved a quarterly cash dividend of $4,548 (or $0.103 per share) on our outstanding shares of Company’s common stock. This quarterly cash dividend was paid on October 15, 2015 to stockholders of record as of the close of business on September 30, 2015.

On November 3, 2015, the Board of Directors approved a quarterly cash dividend of $4,548 (or $0.103 per share) on our outstanding shares of Company’s common stock. This quarterly cash dividend will be paid on January 15, 2016 to stockholders of record as of the close of business on December 31, 2015.

11. New Law of “Costs, Earnings, and Fair Profits”

In November 2013 the Venezuelan Congress approved an “enabling law” granting the president of Venezuela the authority to enact laws and regulations in certain policy areas by decree. This authority includes the ability to restrict profit margins and impose greater controls on foreign exchange and the production, import, and distribution of certain goods. Among other actions, the president has used this decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014 and, among other provisions, authorizes the Venezuelan government to set “fair prices” and maximum profit margins in the private sector. On October 26, 2015, the decree number 2,074 was published in the Official Gazette of Venezuela, establishing certain definitions related to the determination of prices in that country.

Management of the Company is analyzing the potential effects of this law together with the new implementation Decree issued by the Venezuelan Government.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements regarding our future performance made or implied in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control - as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”)   on February   27 , 2015 , as updated by those described in “Item 1A — Risk Factors” in Part II of our Forms 10-Q for the quarters ended March 31, 2015, June 30, 2015, and this report and in other reports we file from time to time with the SEC.

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2015 and 2014;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) hosts the largest online commerce platform in Latin America, which is focused on enabling e-commerce and its related services. Our platforms are designed to provide our users with a complete portfolio of services facilitating e-commerce transactions. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views. We also operate online commerce platforms in the Dominican Republic, Panama, Portugal, Bolivia and Guatemala.

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

We offer our users an eco-system of six related e-commerce services: the MercadoLibre Marketplace, the MercadoLibre Classifieds service, the MercadoPago payments solution, the MercadoLibre Advertising program, the MercadoShops online webstores solutions and the MercadoEnvios shipping service.

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

As a further enhancement to the MercadoLibre Marketplace, we developed our MercadoLibre Advertising program to enable businesses to promote their products and services on the Internet. Through MercadoLibre Advertising, users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoLibre Advertising offers advertisers a cost-efficient and automated platform that enables advertisers to acquire traffic through advertisements placed on our platform. Advertisers purchase, on a cost per click basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and from our platform depending on the advertiser.

Additionally, during 2010, we launched the MercadoShops online webstores solution. Through MercadoShops users can set-up, manage and promote their own online webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and value-added services on their webstores.

To close out our suite of e-commerce services, we launched the MercadoEnvios shipping solution in Brazil, Argentina, Mexico and Colombia. Through this solution, we offer cost-efficient integration with existing logistics and shipping carriers to sellers on our platforms. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers.

 Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Venezuela, Mexico and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Bolivia, Guatemala, Uruguay and the United States of America (real estate classifieds in the State of Florida only)).

The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three-month periods ended September 30, 2015 and 2014:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2015	2014	2015	2014
Brazil	45.8%	49.1%	44.0%	52.8%
Argentina	36.4	25.9	39.9	27.7
Mexico	6.2	6.9	5.9	6.7
Venezuela	6.1	11.4	5.3	6.3
Other Countries	5.5	6.7	5.0	6.5

(*) Percentages have been calculated using whole-dollar amounts.

The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2015 and 2014:

	Nine-month Periods Ended		Change from 2014			Three-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)			September 30,		to 2015 (*)
	2015	2014	in Dollars	in %		2015	2014	in Dollars	in %
	(in millions, except percentages)					(in millions, except percentages)
Net Revenues:
Brazil	$ 215.7	$ 194.0	$ 21.6	11.2%		$ 74.3	$ 78.2	$ (3.9)	(5.0)%
Argentina	171.5	102.2	69.3	67.8		67.2	41.0	26.3	64.2
Mexico	29.3	27.3	2.0	7.3		9.9	9.9	0.0	0.3
Venezuela	28.5	45.2	(16.7)	(36.9)	(**)	8.9	9.3	(0.4)	(4.5)
Other Countries	26.1	26.5	(0.4)	(1.6)		8.4	9.7	(1.3)	(13.4)	(***)
Total Net Revenues	$ 471.1	$ 395.2	$ 75.9	19.2%		$ 168.6	$ 147.9	$ 20.7	14.0%

(*)    Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**)  See “Critical Accounting Policies and Estimates - Foreign Currency Translation”.

(***) Decrease related to local currency devaluation.

Recent Developments of the quarter

Income Tax Holiday in Argentina

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving the Company’s application for eligibility under the new Argentine software development law. As a result, the Company’s Argentine subsidiary has been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits available to beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded a one-time income tax gain of approximately $16 million in the third quarter of 2015, corresponding $5.6 million to the income tax benefit of the third quarter of 2015. Furthermore, the Company recorded a one-time labor cost gain of approximately $4.2 million, corresponding $1.1 million to the labor cost benefit of the third quarter of 2015. Additionally, $1.4 million were reserved to pay software development law audit fees.

Office building acquisition agreements in Caracas

During August 2015, our Venezuelan subsidiary acquired an office in process of construction of a total of 309.19 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$1,188 million, or $6.0 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes.

During September 2015, our Venezuelan subsidiary acquired an office in process of construction of a total of 169.06 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$883.1 million, or $4.4 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes.

The offices acquired during August and September 2015 were funded with funds from its own operations for an amount of BF$1,071 million, and the remaining BF$ 1,000 were funded with a mortgage loan celebrated with Banco del Caribe, C.A. Banco Universal to be paid in monthly installments during five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. The amount of the mortgage climbs to BF$2,000 million, or $10 million as of September 30, 2015.

The offices will be delivered on October, 2016 according to the agreements.

Description of line Items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Venezuela, Mexico and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Bolivia, Guatemala, Uruguay and the United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, real estate listings, motors listings, financing fees, off-platform payment fees, shipping fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the nine and three-month periods ended September 30, 2015 and 2014:

	Nine-month Periods Ended		Three-month Periods Ended
Consolidated net revenues	September 30, (*)		September 30, (*)
by revenue stream (in millions)	2015	2014	2015	2014
Marketplace	$286.5	$271.9	$98.6	$96.9
Non-Marketplace (**)	184.5	123.3	70.1	51.0
Total	$471.1	$395.2	$168.6	$147.9

(*) The table above may not total due to rounding.

(**) Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping Fees, and other ancillary services.

Revenues from MercadoLibre Marketplace transactions are generated from:

•	up-front fees; and
•	final value fees.

For Marketplace services, final value fees representing a percentage of the sale value that are charged to the seller once the item is successfully sold. Up-front fees are charged to the seller in exchange for improved exposure of the listings throughout our platform and are not subject to the successful sale of the items listed.

Revenues for the Non-Marketplace services are generated from:

•	financing fees;
•	off-platform payment fees;
•	motors listings up-front fees;
•	ad sales up-front fees;
•	real estate listings up-front fees;
•	shipping fees; and
•	fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with Non-Marketplace-platform transactions; and
•	revenues from financing that occur when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our marketplace platform.

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

Our Advertising revenues are generated by selling either display or text link ads throughout our websites to interested advertisers.

Finally, our shipping revenues are generated when a buyer elects to receive the item through our shipping service.

When more than one service is included in one single arrangement with the customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective selling prices.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine and three-month periods ended September 30, 2015 and 2014, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in fifteen countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay, Venezuela, Bolivia and Guatemala), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). We also offer a shipping solution directed towards Argentina, Brazil, Mexico, as well as Colombia which was added to our list of countries where the service is offered from May 2015. The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. See — “Critical Accounting Policies and Estimates — Foreign Currency Translation” for more information.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.0% and 8.7% of net revenues for the nine and three-month periods ended September 30, 2015,  as compared to 6.8% and 7.4%, respectively, for the same respective periods in 2014, mainly due to an increase in shipping and finance cost which are disclosed in net revenues. These taxes are applicable mainly in our Brazilian and Argentine subsidiaries.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long-term retention plan compensation, expenses for legal, accounting, audit and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs relating to the following: general management, finance, administration, accounting, legal and human resources.

Impairment of Long-Lived assets

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As explained in section “Foreign Currency Translation – Venezuelan Currency Status”, the exchange markets in Venezuela have been unfavorable to us since December 2013.

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

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency losses/gains”.

Venezuelan Currency Status

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations.

During December 2013, the Venezuelan regulation that created SICAD 1 was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as, but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remained only available to obtain foreign currency to pay for a limited list of goods considered to be of high-priority by the Venezuelan government, which did not include those relating to our business. As a consequence, SICAD 1 became, from that moment through May 15, 2014, the primary system to which we would have to request U.S. dollars to settle our transactions. As a result, from January 24, 2014 to May 15, 2014, the exchange rate we used to re-measure our net monetary asset position and BsF transactions of our Venezuelan operations was the SICAD 1 exchange rate. The average exchange rate under SICAD 1 during that period was 10.82 BsF per U.S. dollar.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism SICAD 2 that allowed the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the BCV and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for the new exchange mechanism in Exchange Agreement N° 27 and, on March 24, 2014, foreign exchange under SICAD 2 began. Since implementation of the SICAD 1 system, we had been unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system and the establishment of SICAD 2, on May 16, 2014, we started requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system was an open mechanism that permitted any company to request U.S. dollars for any purpose. Consequently, we were eligible for and were granted U.S. dollars through the SICAD 2 mechanism.

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

In light of those economic conditions in Venezuela, the determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of its Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed in May 2014, the long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate properties would not be fully recoverable. As a result, the Company recorded an impairment of long-lived assets of $49.5 million in the second quarter of 2014. The carrying amount was adjusted to its estimated fair value of that date, by using the market approach, and considering prices for similar assets.

On February 10, 2015, the Venezuelan government issued a decree that unifies the two previous foreign exchange systems SICAD 1 and SICAD 2 into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high-priority by the Venezuelan government, which does not include those relating to our business. In the same decree, the Venezuelan government created the SIMADI, a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015, with no significant foreign exchange losses recorded during the second and third quarter of 2015. As of September 30, 2015, the SIMADI exchange rate was 199.4 BsF per U.S. dollar. The average exchange rate for the third quarter of 2015 was 199.1 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, we recorded an impairment of long-lived assets of $16.2 million on March 31, 2015. The carrying amount has been adjusted to its estimated fair value of approximately $9.2 million as of that date, by using the market approach and considering prices for similar assets.

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

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $25.7 million and $30.8 million, as of September 30, 2015 and December 31, 2014 and net revenues for the nine-month periods ended September 30, 2015 and 2014:

	Nine-month Periods Ended September 30,
	2015	2014
	(In thousands)
Net Revenues	$ 28,529	$ 45,184

	September 30,	December 31,
	2015	2014
Assets	57,970	75,153
Liabilities	(36,235)	(43,359)
Net Assets	$ 21,735	$ 31,794

As of September 30, 2015, the net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 6.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 0.9% of our consolidated cash and investments.

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

In November 2013 the Venezuelan Congress approved an “enabling law” granting the president of Venezuela the authority to enact laws and regulations in certain policy areas by decree. This authority includes the ability to restrict profit margins and impose greater controls on foreign exchange and the production, import, and distribution of certain goods. Among other actions, the president has used this decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014 and, among other provisions, authorizes the Venezuelan government to set “fair prices” and maximum profit margins in the private sector. On October 26, 2015, the decree number 2,074 was published in the Official Gazette of Venezuela, establishing certain definitions related to the determination of prices in that country.

Management of the Company is analyzing the potential effects of this law together with the new implementation Decree issued by the Venezuelan Government.

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

Additionally, during January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned increase in the Argentinean peso exchange rate against the U.S. dollar, during the first quarter of 2014, the reported Other Comprehensive Loss increased in $14,625 thousands as a result having a net asset position in Argentinean Pesos; and the Company recognized a foreign exchange gain of $4,597 thousands. As of September 30, 2015, the Argentinean Peso exchange rate was $ 9.43 per U.S. dollar.

Brazilian currency status

During 2015, the Brazilian Reais exchange rate against the U.S. dollar increased in approximately 49%, from 2.66 Brazilian Reais per U.S. dollar as of December 31, 2014 to approximately 3.97 Brazilian Reais per U.S. dollar as of September 30, 2015. Due to the abovementioned devaluation, during the nine and three-month periods ended September 30, 2015,  the reported Other Comprehensive Loss of the Brazilian segment increased in $9,733 thousands and $12,306 thousands, respectively, as a result of having a net asset position in Brazilian Reais; and the Company recognized a foreign exchange gain of $14,468 thousands and $5,704 thousands, respectively, during the same periods.

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

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014 and three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014 — Debt”.

Results of operations for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014 and the three-month period ended September 30, 2015 compared to the three-month period ended September 30, 2014

The selected financial data for the nine and three-month periods ended September 30, 2015 and 2014 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015 or for any other period.

Statement of income data

	Nine-months Periods Ended September 30,		Three-month Periods Ended September 30,
(In millions)	2015 (*)	2014 (*)	2015 (*)	2014 (*)
	(Unaudited)		(Unaudited)
Net revenues	$ 471.1	$ 395.2	$ 168.6	$ 147.9
Cost of net revenues	(151.8)	(111.3)	(56.8)	(43.4)
Gross profit	319.2	283.9	111.8	104.5

Operating expenses:

Product and technology development	(53.9)	(37.6)	(17.0)	(13.6)
Sales and marketing	(86.4)	(78.2)	(31.1)	(29.4)
General and administrative	(57.1)	(43.3)	(18.4)	(14.4)
Impairment of Long-Lived Assets	(16.2)	(49.5)	—	—
Total operating expenses	(213.7)	(208.6)	(66.5)	(57.4)
Income (loss) from operations	105.5	75.2	45.3	47.1

Other income (expenses):
Interest income and other financial gains	14.8	11.0	5.8	4.4
Interest expense and other financial losses	(16.2)	(6.7)	(6.0)	(4.9)
Foreign currency (losses)/gains	(6.6)	(7.7)	2.6	5.2
Net income (loss) before income / asset tax expense	97.5	71.8	47.6	51.8

Income / asset tax expense	(30.6)	(33.3)	(2.0)	(18.1)
Net income	$ 66.8	$ 38.5	$ 45.6	$ 33.8

Less: Net Income attributable to Noncontrolling	—	0.1	—	(0.0)
Net income attributable to Mercadolibre, Inc. shareholders	$ 66.8	$ 38.4	$ 45.6	$ 33.8

(*) The table above may not total due to rounding.

Other Data

	Nine-Month Periods Ended September 30,		Three-month Periods Ended September 30,
(In millions)	2015	2014	2015	2014

Number of confirmed registered users at end of the period [1]	138.4	115.2	138.4	115.2
Number of confirmed new registered users during the period [2]	17.4	15.7	6.1	5.6
Gross merchandise volume [3]	5,144.6	5,284.6	1,842.1	1,682.7
Number of items sold [4]	91.7	72.3	34.0	26.9
Total payment volume [5]	3,627.7	2,424.6	1,384.4	975.1
Total payment transactions [6]	54.9	32.0	22.0	12.5
Capital expenditures	83.4	57.1	8.2	8.4
Depreciation and amortization	17.0	12.3	6.0	4.8

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Nine-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)		September 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Total Net Revenues	$ 471.1	$ 395.2	$ 75.9	19.2%	$ 168.6	$ 147.9	20.7	14.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Nine-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
Consolidated Net Revenues	September 30,		to 2015 (**)		September 30,		to 2015 (**)
by revenue stream	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$ 120.6	$ 127.6	$ (7.0)	-5.5%	$ 39.4	$ 49.0	$ (9.6)	-19.5%
Non-Marketplace	95.0	66.4	28.6	43.1%	34.9	29.2	5.7	19.4%
	215.7	194.0	21.6	11.2%	74.3	78.2	(3.9)	-5.0%
Argentina
Marketplace	$ 109.8	$ 69.4	$ 40.3	58.1%	$ 42.1	$ 28.1	$ 14.0	49.7%
Non-Marketplace	61.7	32.7	29.0	88.5%	25.1	12.8	12.3	95.9%
	171.5	102.2	69.3	67.8%	67.2	41.0	26.3	64.2%
Mexico
Marketplace	$ 17.5	$ 18.7	$ (1.2)	-6.4%	$ 5.2	$ 6.4	$ (1.2)	-18.1%
Non-Marketplace	11.8	8.6	3.2	37.4%	4.7	3.5	1.2	34.0%
	29.3	27.3	2.0	7.3%	9.9	9.9	0.0	0.3%
Venezuela
Marketplace	$ 25.9	$ 40.6	$ (14.7)	-36.2%	$ 8.0	$ 8.4	$ (0.3)	-4.1%
Non-Marketplace	2.6	4.6	(2.0)	-43.1%	0.8	0.9	(0.1)	-8.0%
	28.5	45.2	(16.7)	-36.9%	8.9	9.3	(0.4)	-4.5%
Other countries
Marketplace	$ 12.6	$ 15.4	$ (2.8)	-18.3%	$ 3.8	$ 5.1	$ (1.3)	-25.2%
Non-Marketplace	13.5	11.1	2.4	21.8%	4.6	4.6	(0.0)	-0.4%
	26.1	26.5	(0.4)	-1.6%	8.4	9.7	(1.3)	-13.4%
Consolidated
Marketplace	$ 286.5	$ 271.9	$ 14.6	5.4%	$ 98.6	$ 96.9	$ 1.6	1.7%
Non-Marketplace (*)	184.5	123.3	61.3	49.7%	70.1	51.0	19.1	37.4%
Total	$ 471.1	$ 395.2	$ 75.9	19.2%	$ 168.6	$ 147.9	$ 20.7	14.0%

(*) Includes, among other things, ad sales, real estate, motors, financing fees, off-platform payment fees and other ancillary services.

(**) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the nine and three-month periods ended September 30, 2015 and 2014, increased across most geographic segments.

Brazil

Marketplace revenue in Brazil decreased 5.5% in the nine-month period ended September 30, 2015 as compared to the same period in 2014. The decrease was primarily a consequence of 27.6% local currency devaluation, partially offset by a 19.1% increase in local currency volume and a 9.6% increase in our take rate. The Non-Marketplace business grew 43.1%, a $28.6 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users and the volume of shipped items.

Marketplace revenue in Brazil decreased 19.5% in the third quarter of 2015 as compared to the same period in 2014. The decrease was primarily a consequence of 35.8% local currency devaluation and 3.4% decrease in our take rate, partially offset by a 29.8% increase in local currency volume.  The decrease in our take rate during the three-month period ended September 30, 2015 is a consequence of change in the mix of listing types that have a different levels of monetization. The Non-Marketplace business grew 19.4%, an $5.7 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users and the volume of shipped items.

Argentina

Marketplace revenues of our Argentine segment increased 58.1% in the nine-month period ended September 30, 2015  as compared to the same period in 2014, mainly due to a 75.6% increase in local currency volume and 1.0% increase in our take rate. Those increases were partially offset by a local currency devaluation of 10.9%. The Non-Marketplace business grew 88.5%, a $29.0 million increase, during the same period mainly driven by increases in the volume of financing transactions offered to our users, the volume of shipped items and in off-platform payments transactions.

Marketplace revenues of our Argentine segment increased 49.7% in the third quarter of 2015 as compared to the same period in 2014, mainly due to a 77.3% increase in local currency volume, partially offset by a local currency devaluation of 10.3% and a 5.8% decrease in our take rate. The decrease in our take rate during the three-month period ended September 30, 2015 is a consequence of change in the mix of listing types that have a different levels of monetization. The Non-Marketplace business grew 95.9%, a $12.3 million increase, during the same period mainly driven by increases in the volume of financing transactions offered to our users, the volume of shipped items and in off-platform payments transactions.

Mexico

Marketplace revenues of our Mexican segment during the nine-month period ended September 30, 2015, decreased by approximately 6.4% when compared to the same period in 2014, mainly due to a 15.8% local currency devaluation, partially offset by a 9.6% increase in local currency volume and a 1.4% increase in our take rate. The Non-Marketplace business increased 37.4% or $3.2 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users, and in classifieds insertion fees, partially offset by the devaluation of the local currency.

Marketplace revenues of our Mexican segment during the third quarter of 2015, decreased by approximately 18.1% when compared to the same period in 2014, mainly due to a 20.2% local currency devaluation and a 1.3% decrease in our take rate, partially offset by a 3.9% increase in local currency volume. The decrease in our take rate during the three-month period ended September 30, 2015 is a consequence of change in the mix of listing types that have a different levels of monetization. The Non-Marketplace business increased 34.0%,  or $1.2 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users, and in classifieds insertion fees, partially offset by the devaluation of the local currency.

Venezuela

Marketplace revenues of our Venezuelan segment during  the nine-month period ended September 30, 2015, decreased by approximately 36.2% when compared to the same period in 2014, mainly due to a 81.0% local currency devaluation (see “Foreign Currency Translation — Venezuelan currency status”) and a 12.2% decrease in our take rate. These were partially offset by a 282.5% increase in local currency volume. The Non-Marketplace business decreased 43.1%, or $2.0 million during the same period, mainly by the devaluation mentioned above, partially offset by an increase in the volume of transactions.

Marketplace revenues of our Venezuelan segment during the third quarter of 2015, decreased by approximately 4.1% when compared to the same period in 2014, mainly due to a 74.9 % local currency devaluation (see “Foreign Currency Translation — Venezuelan currency status”) and a 12.0% decrease in our take rate. These were partially offset by a 334.1% increase in local currency volume. The Non-Marketplace business decreased 8.0%, or $0.1 million during the same period, mainly by the devaluation mentioned above, partially offset by an increase in the volume of transactions.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2015
Net revenues	$ 148.1	$ 154.3	$ 168.6	n/a
Percent change from prior quarter	-8%	4%	9%
2014
Net revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Percent change from prior quarter	-14%	14%	12%	9%
2013
Net revenues	$ 102.7	$ 112.2	$ 123.1	$ 134.7
Percent change from prior quarter	-1%	9%	10%	9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the nine and three-month periods ended September 30, 2015 as compared to the respective period in 2014:

	Changes from 2014 to 2015 (*)
(% of revenue growth in Local Currency)	Nine-months	Three-months
Brazil	53.9%	47.3%
Argentina	88.1%	83.1%
Venezuela	282.2%	280.6%
Mexico	27.5%	25.6%
Other Countries	12.1%	2.8%
Total Consolidated	84.1%	67.9%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2014 and applying them to the corresponding months in 2015, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the three and nine-month period ended September 30, 2015, which we do not control. The increase in average selling prices is a consequence of: (i) high inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our marketplace.

In the case of Argentina, the significant increase in local currency growths, as compared to U.S. dollar growth, is due to higher average selling prices posted by sellers during the three and nine-month period ended September 30, 2015, which we do not control. The increase in average selling prices is a consequence of high inflation rates in Argentina.

In Brazil, the significant increase in local currency growth, as compared to U.S. dollar growth, is due to the devaluation of the Brazilian Reais occurred during 2015.

For more explanation of the revenue growth, see above mentioned disclosures in this section. See - “Critical accounting policies and estimates – Foreign Currency Translation”.

Cost of net revenues

	Nine-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)		September 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 151.8	$ 111.3	$ 40.5	36.4%	$ 56.8	$ 43.4	$ 13.4	30.9%
As a percentage of net revenues (*)	32.2%	28.2%			33.7%	29.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2015 as compared to the nine-month period ended September 30, 2014, the increase of $40.5 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $26.1 million, or 48.7%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries which has a lower contribution margin (for the nine-month period ended September 30, 2015, total payment volume (“TPV”) represents 70.5% of our total gross merchandise volume (“GMV”) (excluding motor vehicles, vessels, aircraft and real estate) as compared to 45.9% for the nine-month period ended September  30, 2014); ii) an increase in sales taxes amounting to $10.8 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $1.1 million increase in customer support costs mainly as a consequence of salaries and wages and temporary services.

For the three-month period ended September 30, 2015 as compared to the three-month period ended September 30, 2014, the increase of $13.4 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $9.3 million, or 43.8%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries which has a lower contribution margin (for the three-month period ended September 30, 2015,

TPV represents 75.2% of our GMV (excluding motor vehicles, vessels, aircraft and real estate) as compared to 57.9% for the three-month period ended September  30, 2014); ii) an increase in sales taxes amounting to $3.7 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $0.4 million increase in hosting fees.

Product and technology development expenses

	Nine-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)		September 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Product and technology development	$ 53.9	$ 37.6	$ 16.4	43.5%	$ 17.0	$ 13.6	$ 3.5	25.5%
As a percentage of net revenues (*)	11.4%	9.5%			10.1%	9.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2015, the increase in product and technology development expenses as compared to the same period in 2014 amounted to $16.4 million or 43.5%. The increase was primarily attributable to: i) an increase in salaries and wages of $8.3 million, and ii) an  increase in communication and maintenance expenses of $3.1 million; iii) an increase in depreciation and amortization expenses of $3.1 million; iv) an increase in other expenses of $1.8 million.

For the three-month period ended September 30, 2015, the increase in product and technology development expenses as compared to the same period in 2014 amounted to $3.5 million or 25.5%. The increase was primarily attributable to: i) an  increase in communication and maintenance expenses of $2.0 million, and ii) depreciation and amortization expenses of $0.9 million.

We believe product development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Nine-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)		September 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 86.4	$ 78.2	$ 8.2	10.5%	$ 31.1	$ 29.4	$ 1.7	5.8%
As a percentage of net revenues (*)	18.4%	19.8%			18.5%	19.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2015, the $8.2 million increase in sales and marketing expenses when compared to the same period in 2014 was primarily attributable to: i) a $5.3 million increase in expenses related to our buyer protection program; ii) a $2.5 million increase in salaries and wages; iii) a $2.7 million increase in other marketing expenses; iv) an increase of $1.9 million in on line portal deals expenses;  v) a $0.9 million increase in chargebacks and vi) a $0.8 million increase in off-line marketing expenses.  These increases in sales and marketing expenses were partially offset by a decrease in bad debt of $6.2 million due to a higher penetration of MercadoPago and improvements in recoveries process, which represented 2.1% of our net revenues for the nine period ended September 30, 2015 as compared to a bad debt expense equal to 4.1% for the nine month period ended September 30, 2014.

For the three-month period ended September 30, 2015, the $1.7 million increase in sales and marketing expenses when compared to the same period in 2014 was primarily attributable to: i) an increase in chargebacks of $1.5 million; ii) an increase in other marketing expenses of $0.8 million; iii) an increase in expenses related to our buyer protection program of $0.7 million; iv) an increase in off-line marketing expenses of $0.7 million and iv) an increase in salaries and wages of $0.4 million. These increases were partially offset by a decrease of $1.7 million decrease in bad debt which represented 1.7% of our net revenues for the three month period ended September 30, 2015, as compared to 3.0% for the three month period ended September 30, 2014 and a $0.8 million decrease in on line portal deals expenses.

General and administrative expenses

	Nine-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)		September 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 57.1	$ 43.3	$ 13.8	31.9%	$ 18.4	$ 14.4	$ 4.0	27.6%
As a percentage of net revenues (*)	12.1%	11.0%			10.9%	9.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2015, the $13.8 million increase in general and administrative expenses when compared to the same period in 2014 was primarily attributable to: i) a $9.3 million increase in salaries and wages mainly as a consequence of the LTRP; ii) a $2.7 million increase in other general and administrative expenses and iii) a $1.3 million increase in depreciation and amortization expenses; iv) a $1.0 million increase in tax and other fees and v) a $0.6 million increase in audit fees. These increases were partially offset by a $2.0 million net decrease in legal fees.

For the three-month period ended September 30, 2015, the $4.0 million increase in general and administrative expenses when compared to the same period in 2014 was primarily attributable to: i) a $3.7 million increase in other general and administrative expenses as a consequence of a one-time gain recorded in 2014 related with the recovery of certain tax credits that were written off during the first quarter of 2014 ; ii) a $0.8 million increase in tax and other fees and iii) a $0.4 million increase in audit fees. These increases were partially offset by a $ 1.0 million net decrease in legal fees.

Impairment of Long-Lived assets

	Nine-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)		September 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ 16.2	$ 49.5	$ (33.3)	-67.2%	$ —	$ —	$ —	0.0%
As a percentage of net revenues (*)	3.4%	12.5%			0.0%	0.0%

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

Other income / (expense), net

	Nine-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)		September 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income / (expense), net	$ (8.0)	$ (3.4)	$ (4.6)	136.5%	$ 2.4	$ 4.7	$ (2.3)	-49.9%
As a percentage of net revenues	-1.7%	-0.9%			1.4%	3.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2015, the $4.6 million decrease in other income/ (expense), net when compared to the same period in 2014 was primarily attributable to a $9.4 million increase in interest expense due to the Convertible Notes issued on June 30, 2014 partially offset by a $1.0 million decrease in the foreign exchange loss and a $3.8 million increase in interest income. The 2015 foreign exchange loss was a consequence of a $20.7 million foreign exchange loss in Venezuela as a result of start using the SIMADI exchange rate since March 31, 2015, partially offset by a foreign exchange gain in Brazil of  $12.1 million and a $3.7 million foreign exchange gain in Argentina.

For the three-month period ended September 30, 2015, the $2.3 million decrease in other income/ (expense), net when compared to the same period in 2014 was primarily attributable to a foreign exchange gain of $2.6 million in 2015 as compared to a $5.2 million gain in the same period in 2014. Additionally, during the three-month period ended September 30, 2015 interest income increased $1.4 million and interest expense increased by $1.1 million as compared to the same period in 2014 mainly as a consequence of the Convertible Notes issued on June 30, 2014.

Income and asset tax

	Nine-month Periods Ended		Change from 2014		Three-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)		September 30,		to 2015 (*)
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$ 30.6	$ 33.3	$ (2.7)	-8.1%	$ 2.0	$ 18.1	$ (16.1)	-89.1%
As a percentage of net revenues (*)	6.5%	8.4%			1.2%	12.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the nine and three-month periods ended September 30, 2015 as compared to the respective periods in 2014, income and asset tax decreased by $2.7 million and $16.1 million respectively. See section “Recent developments” above. It was a consequence of the retroactive tax holiday granted to our Argentinean subsidiary related to the software development law. As a result of our eligibility under the new law, we recorded a one-time income tax gain of approximately $16 million in the third quarter of 2015, corresponding $5.6 to the income tax benefit of the third quarter of 2015.

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

The following table summarizes our blended and effective tax rates for the nine and three-month periods ended September 30, 2015 and 2014:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2015	2014	2015	2014
Blended tax rate	31.4%	46.4%	4.2%	34.9%
Effective tax rate	31.4%	68.7%	4.0%	37.1%

Our blended and effective tax rate for the nine and three-month periods ended September 30, 2015 decreased as compared to the same periods in 2014 mainly due to the retroactive tax holiday granted to our Argentinean subsidiary related to the software development law.

The following table sets forth our effective income tax rate related to our main segments for the nine and three-month periods ended September 30, 2015 and 2014:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2015	2014	2015	2014
Effective tax rate by country
Argentina	13.2%	26.3%	-19.6%	24.7%
Brazil	30.1%	34.9%	34.8%	32.7%
Mexico	-25.1%	20.1%	-0.8%	17.9%
Venezuela	-0.7%	-29.7%	1.2%	47.3%

The decrease in the effective income tax rate in our Argentine subsidiaries during the nine month period ended September 30, 2015 as compared to the same period in 2014, is due to the retroactive tax holiday granted to our Argentinean subsidiary related to the software development law. During the three month period ended September 30, 2015 as compared to the same period in 2014, our Argentine negative effective tax rate was a consequence of the income tax gain recorded during the quarter related to the tax holiday mentioned above.

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

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving the Company’s application for eligibility under the new software development law. As a result, the Company’s Argentinean subsidiary has been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits available to beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

The decrease in our Brazilian effective income tax rate for the nine month period ended September 30, 2015 as compared to the same period in 2014 was mainly related to temporary differences deducted in the current period.

The increase in our Brazilian effective income tax rate for the three month period ended September 30, 2015 as compared to the same period in 2014 is mainly due to an increase in temporally differences.

The negative effective tax rate of our Mexican segment during the nine and three month periods ended September 30, 2015 as compared with the same periods in 2014 is due to the pre-tax loss recorded during those periods in 2015 as a result of the devaluation in that country. The foreign exchange loss is a consequence of US Dollars liabilities assumed due to business acquisitions.

For the nine-month period ended September 30, 2015 and 2014, our Venezuelan negative effective income tax rate was driven by losses recorded during that period in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange losses, which generated a net loss before income tax. The impairment of long-lived assets charge is non-deductible for tax purposes.

The decrease in the effective income tax rate during the three-month period ended September 30, 2015 as compared to the same period in 2014 is mainly a consequence of a reduction in the pre-tax income during 2015 related to the devaluation in that country.

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions)

Nine-month Period Ended September 30, 2015
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 215.7	$ 171.5	$ 28.5	$ 29.3	$ 26.1	$ 471.1

Direct costs	(127.4)	(92.5)	(10.5)	(21.2)	(16.4)	(268.1)
Impairment of Long-Lived Assets	—	—	(16.2)	—	—	(16.2)
Direct contribution	88.2	78.9	1.8	8.1	9.6	186.8
Margin	40.9%	46.0%	6.3%	27.7%	37.0%	39.7%

	Nine-month Period Ended September 30, 2014
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 194.0	$ 102.2	$ 45.2	$ 27.3	$ 26.5	$ 395.2
Direct costs	(111.5)	(54.9)	(13.1)	(17.0)	(14.5)	(211.1)
Impairment of Long-Lived Assets	—	—	(49.5)	—	—	(49.5)
Direct contribution	82.5	47.3	(17.4)	10.3	12.0	134.6
Margin	42.5%	46.3%	-38.6%	37.9%	45.2%	34.1%

	Change from the Nine-month Period Ended September 30, 2014 to September 30, 2015 (*)
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 21.6	$ 69.3	$ (16.7)	$ 2.0	$ (0.4)	$ 75.9
	11.2%	67.8%	-36.9%	7.3%	-1.6%	19.2%

Direct costs	$ (15.9)	$ (37.6)	$ 2.6	$ (4.2)	$ (1.9)	$ (57.0)
	14.2%	68.5%	-20.0%	24.8%	13.1%	27.0%

Impairment of Long-Lived Assets	-	-	33.3	-	-	33.3
	0.0%	0.0%	-67.2%	0.0%	0.0%	-67.2%

Direct contribution	$ 5.8	$ 31.7	$ 19.2	$ (2.2)	$ (2.3)	$ 52.2
	7.0%	67.0%	-110.3%	-21.3%	-19.3%	38.7%

	Three-month Period Ended September 30, 2015
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 74.3	$ 67.2	$ 8.9	$ 9.9	$ 8.4	$ 168.6
Direct costs	(43.7)	(38.7)	(3.7)	(8.6)	(5.3)	(100.0)
Direct contribution	30.6	28.5	5.2	1.3	3.0	68.6
Margin	41.1%	42.4%	58.6%	13.4%	36.2%	40.7%

	Three-month Period Ended September 30, 2014
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ 78.2	$ 41.0	$ 9.3	$ 9.9	$ 9.7	$ 147.9
Direct costs	(43.2)	(20.4)	(2.6)	(6.7)	(5.6)	(78.5)
Direct contribution	35.0	20.6	6.6	3.2	4.0	69.4
Margin	44.7%	50.2%	71.7%	32.3%	41.7%	46.9%

	Change from the Three-month Period Ended September 30, 2014 to September 30, 2015 (*)
	Brazil	Argentina	Venezuela	Mexico	Other Countries	Total
Net revenues	$ (3.9)	$ 26.3	$ (0.4)	$ 0.0	$ (1.3)	$ 20.7
	-5.0%	64.2%	-4.5%	0.3%	-13.4%	14.0%

Direct costs	$ (0.5)	$ (18.3)	$ (1.0)	$ (1.9)	$ 0.3	$ (21.5)
	1.2%	89.8%	39.4%	28.3%	-5.2%	27.3%

Direct contribution	$ (4.4)	$ 8.0	$ (1.5)	$ (1.9)	$ (1.0)	$ (0.8)
	-12.6%	38.7%	-21.8%	-58.5%	-24.8%	-1.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the nine and three-month periods ended September 30, 2015 as compared to the respective periods in 2014, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the nine-month period ended September 30, 2015 as compared to the same period in 2014, direct costs increased by 14.2%, mainly driven by: i) a 17.9% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business and sales tax costs, and salaries and wages; ii ) a 92.9% increase in product and technology development expenses, mainly due to an increase in salaries and wages, higher depreciation and amortization expenses and other product and development expenses and iii) a 5.4% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, partially offset by a decrease in bad debt expenses. These increases were partially offset by a  0.4%  decrease in general and administrative expenses, mainly attributable to a decrease in legal fees partially offset by increase in salaries and wages.

For the three-month period ended September 30, 2015 as compared to the same period in 2014, direct costs increased by 1.2%, mainly driven by: i) a 0.2% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, partially offset by a decrease in sales tax costs and salaries and wages and ii) a 84.6% increase in product and technology development expenses, mainly due to an increase in salaries and wages, higher depreciation and amortization expenses, communication expenses, maintenance expenses and other product and development expenses. These increases were partially offset by a 14.3% decrease in general and administrative expenses, mainly attributable to a decrease in salaries and wages and legal fees, partially offset by increase in other general and administrative expenses; and a 0.8% decrease in sales and marketing mainly attributable to an decrease in salaries and wages, bad debt and on-line marketing expenses, partially offset by increase in chargebacks and other marketing expenses.

Argentina

For the nine-month period ended September 30, 2015 as compared to the same period in 2014, direct costs increased by 68.5%, mainly driven by: i) a 73.6% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago, customer support costs and sales taxes; ii) a 45.8% increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, higher buyer protection program expenses, salaries and wages, chargeback expenses and other marketing expenses; iii) a 293.4%  increase in product and technology development expenses, mainly due to an increase in higher depreciation and amortization expenses and iv) a 49.8%  increase in general and administrative expenses, mainly due to an increase in tax and other fees and legal fees.

For the three-month period ended September 30, 2015 as compared to the same period in 2014, direct costs increased by 89.8%, mainly driven by: i) a  79.0% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago and sales taxes; ii) a  31.4% increase in sales and marketing expenses, mainly due to an increase in off-line marketing expenses, higher buyer protection program expenses, salaries and wages, chargeback expenses and other marketing expenses, partially offset by a decrease in bad debt expenses; iii) a  213.7% increase in general and administrative expenses, which was primarily a consequence of the tax credits write off recorded during the same period in 2014 in connection with the software development law and vi) a 261.5% increase in product and technology development expenses, mainly due to an increase in higher depreciation and amortization expenses.

Mexico

For the nine-month period ended September 30, 2015 as compared to the same period in 2014, direct costs increased by 24.8%, mainly driven by: i) a  98.2% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, and higher depreciation and amortization expenses; ii) a 25.9% increase in cost of net revenues that was mainly attributable to an increase in collection fees due to higher MercadoPago penetration and other costs; iii) a 7.6% increase in sales and marketing expenses, mainly due to an increase in on-line and off-line marketing expenses, chargebacks, salaries and wages and other marketing expenses partially offset by a decrease in bad debt expenses and vi) a  37.1%  increase in product and technology development expense as a result of increase in maintenance expenses and depreciation and amortization expenses.

For the three-month period ended September 30, 2015 as compared to the same period in 2014, direct costs increased by 28.3%, mainly driven by: i) a  109.0% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, higher depreciation and amortization expenses and other general and administrative expenses; ii) a  23.1% increase in cost of net revenues that was mainly attributable to an increase in collection fees due to higher MercadoPago penetration and other costs and iii) a 10.7% increase in sales and marketing expenses, mainly due to an increase in off-line marketing expenses, salaries and wages, higher buyer protection program expenses, chargeback expenses partially offset by a decrease in bad debt expenses and vi) a 100.7%  increase in product and technology development expense as a result of increase in salaries and wages, maintenance expenses and depreciation and amortization expenses

Venezuela

During first quarter of 2015 and the second quarter of 2014, we have recorded an impairment of long-lived assets of $16.2 million and $49.5 million respectively in our Venezuelan subsidiaries. Additionally, direct costs decrease $2.6 million during third quarter of 2015 as compared to the same period in 2014, primarily due to; i) a 51.4% decrease in sales and marketing expenses that was mainly attributable to a decrease in salaries and wages, bad debt and chargebacks; ii) a 21.0% decrease in general and administrative expenses that was mainly attributable to a decrease in salaries and wages and higher depreciation and amortization expenses partially offset by increase in other general and administrative expenses and iii) a  71.1% decrease in product and technology development expenses attributable to a decrease in salaries and wages, communication and maintenance expenses and in depreciation and amortization expenses; offset by a 18.9% increase in costs of net revenues mainly attributable to an increase in customer support costs. These decreases are related to local currency devaluation in this country. See section “Critical accounting policies and estimates – Foreign currency translation”. As a result of the above mentioned decreases and excluding the impairment of long lived assets, direct contribution increase during third quarter of 2015 as compared to 2014.

For the three-month period ended September 30, 2015 as compared to the same period in 2014, direct costs increased by 39.4%, mainly driven by: i) a 111.8% increase in cost of net revenues that was mainly attributable to an increase in collection fees and customer support costs; ii) a 7.6% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, other general and administrative expenses partially offset by decrease depreciation and amortization expenses and iii) a 30.4% increase in product and technology development expense as a result of increase in salaries and wages and depreciation and amortization expenses. Those increases were partially offset by a 23.0% decrease in sales and marketing expenses, mainly due to a decrease in chargebacks and bad debt expenses.

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

At September 30, 2015, our main source of liquidity, amounting to $341.0 million of cash and cash equivalents and short-term investments and $185.7 million of long-term investments, was provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of September 30, 2015 cash and investments of foreign subsidiaries amounted to $247.6 million, or 47.0% of our consolidated cash and investments, and approximately 29.5% of our consolidated cash and investments were held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2015 and 2014:

	Nine-month Periods Ended
	September 30, (*)
(In millions)	2015	2014
Net cash provided by / (used in):
Operating activities	$ 111.3	$ 138.4
Investing activities	(94.9)	(271.6)
Financing activities	(18.7)	276.1
Effect of exchange rates on cash and cash equivalents	(47.8)	(45.6)
Net (decrease) increase in cash and cash equivalents	$ (50.1)	$ 97.2

 (*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Nine-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 111.3	$ 138.4	$ (27.2)	-19.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $27.2 million decrease in net cash provided by operating activities during the nine-month period ended September 30, 2015, as compared to the same period in 2014, was primarily driven by a $52.5 million increase in MercadoPago working capital and a $23.0 million increase in net income adjusted by non-cash operating results. These increases in operating cash flow were partially offset by a $86.7 million increase in accounts receivables and credit card receivables, a $7.7 million decrease in accounts payable and accrued expenses and a $7.0 million increase in other assets.

Net cash used in investing activities

	Nine-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (94.9)	$ (271.6)	$ 176.8	-65.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the nine-month period ended September 30, 2015 resulted mainly from purchases of investments of $1,435.7 million partially offset by proceeds from the sale and maturity of investments of $1,424.1 million, as part of our financial strategy. We used $1.5 million in the purchase of intangible assets, $19.1 million in the purchase of property plant and equipment (mainly in our Argentine offices and in information technology in Argentina and Brazil), $45.0 million to fund the acquisition of KPL Soluções Ltda and Metros Cúbicos S.A. de C.V., and $17.8 million in an advance for property and equipment.

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

Net cash used in financing activities

	Nine-month Periods Ended		Change from 2014
	September 30,		to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Financing activities	$ (18.7)	$ 276.1	$ (294.8)	-106.8%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2015, our primary use of cash was to fund $16.4 million in cash dividends paid on January 15, April 15 and July 15, 2015. In addition, we used $4.6 million for the payment of financial liabilities and $2.7 million for the repurchase of common stock. We received $5.0 million to fund the acquisitions of the Venezuelan offices acquired during the third quarter.

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

As of September 30, 2015, none of the conditions allowing holders of the Notes to convert their notes had been met.

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

For the nine-month period ended September 30, 2015; the total interest expense recognized for the Convertible Notes amounted to $12.9 million.

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

Office building acquisition agreements in Caracas

During August and September 2015, our Venezuelan subsidiary acquired two offices in process of construction The offices acquired were funded with funds from its own operations for an amount of BF$1,071 million, and the remaining BF$ 1,000 were funded with a mortgage loan celebrated with Banco del Caribe, C.A. Banco Universal to be paid in monthly installments during five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. The amount of the mortgage climbs to BF$2,000 million, or $10 million as of September 30, 2015.

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

On August 4, 2015, the Board of Directors approved a quarterly cash dividend of $4.5 (or $0.103 per share) on our outstanding shares of company´s common stock. This quarter cash dividend was paid on October 15, 2015 to stockholders of record as of the close of business on September 30, 2015.

On November 3, 2015, the Board of Directors approved a quarterly cash dividend of $4.5 (or $0.103 per share) on our outstanding shares of company´s common stock. This quarter cash dividend will paid on January 15, 2016 to stockholders of record as of the close of business on December 31, 2015.

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

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the nine-month periods ended September 30, 2015 and 2014 amounted to $83.4 million and $57.1 million, respectively.

During the nine-month period ended September 30, 2015 we invested $3.8 million in our Argentine and Brazilian offices, and $12.1 million in Information Technology in Argentina and Brazil.

During June 2015, our Venezuelan subsidiary acquired two offices in process of construction of a total of 475.48 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$1,474 million, or $7.4 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations.

During August 2015, our Venezuelan subsidiary acquired an office in process of construction of a total of 309.19 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$1,188 million, or $6.0 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes.

During September 2015, our Venezuelan subsidiary acquired an office in process of construction of a total of 169.06 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$883.1 million, or $4.4 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes.

The offices acquired during August and September 2015 were funded with funds from our own operations for an amount of BF$1,071 million, and the remaining BF$ 1,000 were funded with a mortgage loan celebrated with Banco del Caribe, C.A. Banco Universal to be paid in monthly installments during five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. The amount of the mortgage climbs to BF$2,000 million, or $10 million as of September 30, 2015.

The offices will be delivered on October, 2016 according to the agreements.

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

Off-balance sheet arrangements

As of September 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we use free cash flows as non-GAAP measure.

This non-GAAP measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. This non-GAAP financial measure should only be used to evaluate our results of operations in conjunction with the most comparable U.S. GAAP financial measures.

Reconciliation of this non-GAAP financial measure to the most comparable U.S. GAAP financial measure can be found in the tables included in this quarterly report.

Non-GAAP financial measures are provided to enhance investors’ overall understanding of our current financial performance. Specifically, we believe that free cash flow provides useful information to both management and investors by excluding payments for the acquisition of property, equipment, of intangible assets net of financial liabilities and of businesses net of cash acquired, that may not be indicative of our core operating results. In addition, we report free cash flows to investors because we believe that the inclusion of this measure provides consistency in our financial reporting.

Free cash flow represents cash from operating activities less payment and advances for the acquisition of property, equipment and intangible assets net of financial liabilities and acquired businesses net of cash acquired. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after the purchases of property, and equipment, of intangible assets and of acquired businesses net of cash acquired. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period.

Reconciliation of Operating Cash Flows to Free Cash Flows

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30,
(In millions)	2015	2014	2015	2014
Net Cash provided by Operating Activities	$ 111.3	$ 138.4	$ 14.4	$ 50.5
Payment for acquired business, net of cash acquired	(45.0)	(32.1)	—	—
Purchase of intangible assets	(1.5)	(0.5)	(0.1)	1.4
Advance for property and equipment	(17.8)	—	(10.3)	—
Financial liabilities for acquisition of property and equipment	5.0	—	5.0	—
Purchase of property and equipment	(19.1)	(24.4)	(2.8)	(9.8)
Free cash flow	32.9	81.3	6.3	42.1

 (*) The table above may not total due to rounding.

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

Foreign currencies

As of September 30, 2015, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in their local currencies. As a result, our operational subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries, which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary economy. As of September 30, 2015, the total cash and cash equivalents denominated in foreign currencies totaled $134.0 million, short-term investments denominated in foreign currencies totaled $63.1 million and accounts receivable and credit cards receivables in foreign currencies totaled $242.0 million. As of September 30, 2015, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of September 30, 2015, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $144.0 million and our U.S. dollar-denominated long-term investments totaled $185.7 million. For the nine-month period ended September 30, 2015, we had a foreign currency loss of $6.6 million mainly as a result of the devaluation in Venezuela (as a consequence of our determination to use the exchange rate under SIMADI effective as of March 31, 2015), in Chile and in Mexico which amounted to a loss of $20.4 million, $3.4 million and $2.8 million respectively, offset by a foreign exchange gain in Argentina and Brazil for the nine-month period ended 2015, which amounted to a gain of $18.1 million. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014 and three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014” for more information).

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

The following table sets forth the percentage of consolidated net revenues by segment for the nine and three-month periods ended September 30, 2015 and 2014:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2015	2014	2015	2014
Brazil	45.8%	49.1%	44.0%	52.8%
Argentina	36.4	25.9	39.9	27.7
Mexico	6.2	6.9	5.9	6.7
Venezuela	6.1	11.4	5.3	6.3
Other Countries	5.5	6.7	5.0	6.5

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of September 30, 2015 and for the nine-month period then ended:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 523.0	$ 471.1	$ 428.1
Expenses	(405.5)	(365.6)	(332.3)
Income from operations	117.4	105.5	95.8

Other expenses and income tax related to P&L items	(34.4)	(32.0)	(30.1)

Foreign Currency impact related to the remeasurement of our Net Asset position	(7.4)	(6.6)	(6.1)
Net income	75.7	66.8	59.7

Total Shareholders' Equity	$ 371.3	$ 363.5	$ 325.8

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar

(*)  The table above may not total due to rounding.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because the re-measurement of our net position in U.S. dollars has a lesser impact than the increase in our net revenues, operating expenses, and other expenses, net and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the decrease in our net revenues, operating expenses, and other expenses, net and income tax lines related to the translation effect.

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the nine-month period ended September 30, 2015, we did not enter into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of September 30, 2015, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 199.4BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $25.7 million and $30.8 million, as of September 30, 2015 and December 31, 2014 and net revenues for the nine-month periods ended September 30, 2015 and 2014:

	Nine-month Periods Ended September 30,
	2015	2014
	(In million)
Net Revenues	$ 28.5	$ 45.2

	September 30,	December 31,
	2015	2014
Assets	58.0	75.2
Liabilities	(36.2)	(43.4)
Net Assets	$ 21.7	$ 31.8

As of September 30, 2015, the net assets of our Venezuelan subsidiaries amount to approximately 6.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amount to approximately 0.9% of our consolidated cash and investments.

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

In light of those economic conditions in Venezuela, the determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of its Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed in May 2014, the long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate properties would not be fully recoverable. As a result, the Company recorded an impairment of long-lived assets of $49.5 million in the second quarter of 2014. The carrying amount was adjusted to its estimated fair value of that date, by using the market approach, and considering prices for similar assets.

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

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015,  with no significant foreign exchange losses recorded during the second and third quarter of 2015. As of September 30, 2015, the SIMADI exchange rate was 199.4 BsF per U.S. dollar. The average exchange rate for the third quarter of 2015 was 199.11 BsF per U.S. dollar.

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

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 400% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2015 to September 30, 2015. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 400% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2015 to September 30, 2015:

	Nine-month period ended September 30, 2015		Three-month period ended September 30, 2015
	Actual (*)	Sensitivity (**)	Actual (*)	Sensitivity (**)
	(In million)		(In million)
Net revenues	$ 28.5	$ 4.5	$ 8.9	$ 2.2
Direct costs	(10.5)	(1.8)	(3.7)	(0.8)
Direct contribution before impairment of Long-lived assets	$ 18.0	$ 2.7	$ 5.2	$ 1.4
Direct Contribution Margin before impairment %	63.2%	60.0%	58.4%	63.6%

(*) As reported. Direct Contribution Margin does not include one-time impairments of long-lived assets and international customer service costs have been allocated considering previous year exchange rate.

(**) Computing a hypothetical devaluation of the Venezuelan segment from January 1 to September 30, 2015 assuming an exchange rate of 797.68 BsF per U.S. dollar (400% of the exchange rate as of September 30, 2015).

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

During January 2014 the Argentinean peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentinean Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentinean Pesos per U.S. dollar. Due to the abovementioned increase in the Argentinean peso exchange rate against the U.S. dollar, during the first quarter of 2014, the reported Other Comprehensive Loss increased in $14,625 thousands as a result having a net asset position in Argentinean Pesos; and the Company recognized a foreign exchange gain of $4,597 thousands. As of September 30, 2015, the Argentinean Peso exchange rate was $ 9.43 per U.S. dollar.

Had a hypothetical increase in the Argentine Peso exchange rate against the U.S. dollar of 40% occurred on September 30, 2015, the reported net assets in our Argentine subsidiaries would have decreased by approximately $32.2 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $12.1 million in our Argentine subsidiaries.

Brazilian Segment

During 2015, the Brazilian Reais exchange rate against the U.S. dollar increased in approximately 49%, from 2.66 Brazilian Reais per U.S. dollar as of December 31, 2014 to approximately 3.97 Brazilian Reais per U.S. dollar as of September 30, 2015. Due to the abovementioned devaluation, during the nine and three-month periods ended September 30, 2015,  the reported Other Comprehensive Loss of the Brazilian segment increased in $9,733 thousands and $12,306 thousands, respectively, as a result of having a net asset position in Brazilian Reais; and the Company recognized a foreign exchange gain of $14,468 thousands and $5,704 thousands, respectively, during the same periods.

Had  a hypothetical increase in the Brazilian Reais exchange rate against the U.S. dollar of 10% occurred on September 30, 2015, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $3.4 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $1.2 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of September 30, 2015, MercadoPago’s funds receivable from customers totaled $187.6 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2015, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.26%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of September 30, 2015 could decrease (increase) by approximately $4.1 million.

As of September 30, 2015, our short-term investments amounted to $168.0 million and our long-term investments amounted to $185.7 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

In order to receive an award under the 2013, 2014 and/or 2015 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013, 2014 and/or 2015 LTRP bonus, payable as follows:

•

the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2013, 2014 and/or 2015 LTRP bonus once a year for a period of six years starting in March 2014, 2015 and/or 2016 (the “2013, 2014 and 2015 Annual Fixed Payment, respectively”); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “Variable Payment”) equal to the product of (i) 8.333% of the applicable 2013, 2014 and/or 2015 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012, 2013 and 2014 Stock Price, defined as $79.57, $118.48 and $127.29 for the 2013, 2014 and 2015 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012, 2013, 2014 and 2015 respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

At September 30, 2015, the total contractual obligation of our 2009, 2010, 2011, 2012, 2013,  2014 and 2015 Variable Payment LTRP liability amounted to $29.8 million. As of September 30, 2015, the accrued liability related to the 2009, 2010, 2011, 2012, 2013, 2014 and 2015 Variable Payment portion of the LTRP included in social security payable in our condensed consolidated balance sheet amounted to $19.8 million. The following table shows a sensitivity analysis of the risk associated with our contractual obligation related to the 2009, 2010, 2011, 2012, 2013, 2014 and 2015 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%:

		As of September 30, 2015
		MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013, 2014 and 2015
		Equity Price	variable LTRP liability
(In thousands, except equity price)
Change in equity price in percentage

40%		163.11	41,772
30%		151.46	38,788
20%		139.81	35,804
10%		128.16	32,820
Static	(*)	116.51	29,837
-10%		104.86	26,853
-20%		93.21	23,869
-30%		81.56	20,886
-40%		69.90	17,902

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine-month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2015, our total reserves for proceeding-related contingencies were approximately $1.6 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against us. We do not reserve for losses we determine to be possible or remote.

As of September 30, 2015, there were 646 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of September 30, 2015, there were 2,561 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

As of September 30, 2015, there were 49 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 930 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2015, there were two claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 67 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

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

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judge ruled in favor of the Company and dismissed the claim against us. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and we presented our response on July 2, 2013. On May 5, 2015 the Brazilian Superior Court of Justice did not accept the extraordinary appeal filed by the Public Prosecutor. The Public Prosecutor filed an appeal against such decision, aiming the appeal to be accepted and ruled by Brazilian Federal Supreme Court, which was not accepted on June 16, 2015. The state prosecutor filed the last appeal, which awaits trial. In the opinion our management and our legal counsel, the risk of loss is remote.

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

Item 1A — Risk Factors

As of September 30, 2015, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Forms 10-Q for the quarters ended March 31, 2015.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 5, 2015.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
4.1	Form of Specimen Certificate for the Registrant’s Common Stock. (2)
4.2	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)
4.3	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2014.