Form 10-K
period 2015-12-31
MERCADOLIBRE INC
filed 2016-02-26
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2015, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2015) was approximately $4,498,329,840. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2015 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2016, there were 44,156,854 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 29, 2016, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

2

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2015

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate and their possible impact on our business,  and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties—many of which are beyond our control—as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of this report, as well as the factors discussed in the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”). We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

PART I

ITEM 1.	BUSINESS

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) hosts the largest online commerce platform in Latin America, which is focused on enabling e-commerce and its related services. Our platforms are designed to provide our users with a complete portfolio of services facilitating e-commerce transactions. We are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views. We also operate online commerce platforms in the Dominican Republic, Panama, Bolivia, Guatemala, Paraguay and Portugal.

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

We offer our users an eco-system of six related e-commerce services: the MercadoLibre Marketplace, The MercadoLibre Classifieds Service, the MercadoPago payments solution, the MercadoLibre Advertising program (“MercadoClics”), the MercadoShops on-line webstores solution and the MercadoEnvios shipping service.

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

To complement the MercadoLibre Marketplace, we developed the MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send, receive and finance payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela and Chile.

Through MercadoLibre Classifieds Service, our online classified listing service, our users can offer for sale and generate leads on listings in these non-general merchandising categories.

As a further enhancement to the MercadoLibre Marketplace, we developed our MercadoLibre Advertising program to enable businesses to promote their products and services on the Internet. Through MercadoLibre Advertising, users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoLibre Advertising offers advertisers a cost efficient and automated solution that enables advertisers to acquire traffic through advertisements placed on our platform. Advertisers purchase, on a cost per click basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and from our platform depending on the advertiser.

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

To close out our suite of e-commerce services, during 2013 and 2014, we launched the MercadoEnvios shipping solution in Brazil, Argentina and Mexico, while during the second quarter of 2015 we launched our shipping solution in Colombia. Through MercadoEnvios, we offer  a cost efficient integration with existing logistic and shipping carriers to sellers on our platform. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

At last, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil since the second quarter of 2015.

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

We commenced operations in Argentina in August of 1999 and subsequently began operations in other countries as well. The following table shows the timeline of different launches and events in each country:

Country	MercadoLibre	Office opening	MercadoPago	MercadoEnvios
	Launch date		Launch date	Launch date
Argentina	August 1999	July 1999	November 2003	February 2013
Brazil	October 1999	September 1999	January 2004	January 2013

Mexico	November 1999	October 1999	January 2004	October 2014
Uruguay	December 1999	September 2004	N/A	N/A
Colombia	February 2000	January 2000	December 2007	May 2015
Venezuela	March 2000	March 2000	April 2005	N/A
Chile	March 2000	April 2000 (*)	September 2007	NA
Ecuador	December 2000	N/A	N/A	N/A
Peru	December 2004	N/A	N/A	N/A
Costa Rica	November 2006	N/A	N/A	N/A
Dominican Republic	December 2006	N/A	N/A	N/A
Panama	December 2006	N/A	N/A	N/A
Portugal	January 2010	N/A	N/A	N/A
Bolivia	July 2015	N/A	N/A	N/A
Guatemala	July 2015	N/A	N/A	N/A
Paraguay	November 2015	N/A	N/A	N/A

(*)	We closed our offices in Chile in 2009. In 2014, we acquired Portal Inmobiliario with offices in Chile.

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

In September 2001, we entered into a strategic alliance with eBay Inc., (“eBay”), which became one of our stockholders and started working with us to better serve the Latin American e-commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement which ended on September 24, 2006. During this term, this agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. Even though eBay is one of our stockholders, since the termination of this agreement, there are no contractual restrictions preventing eBay from becoming one of our competitors. See “Risk Factors—Risks related to our business—We operate in a highly competitive and evolving market, and therefore face potential reductions in the use of our service.”

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

In September 2011, we acquired 60% of the outstanding membership interests of Autopark LLC, a limited liability company organized under the laws of Delaware, which holds 100% of the ownership interests of AP Clasificados, an online classified advertisements platform in

Mexico primarily dedicated to the sale of vehicles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx. The aggregate purchase price paid in cash was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business. Additionally, in December 2014, we exercised the call option and acquired the remaining 40% of the membership interests in Autopark LLC. we paid $4.0 million for this remaining 40% interest.

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

In April 2015, we acquired 100% of the issued and outstanding shares of capital stock of KPL Soluções Ltda., a company that develops enterprise resource planning (“ERP”) software for the e-commerce industry in Brazil, for and aggregate purchase price of $22.7 million. The objective of this acquisition was to offer an even more seamless way for our customers to sell on our marketplace.

Also in April 2015, we acquired 100% of the issued and outstanding shares of capital stock of Metros Cúbicos, S.A. de C.V., a company that operates an online classified advertisement platform dedicated to the sale of real estate in Mexico.  The aggregate purchase price was $29.9 million. The objective of this acquisition was to increase our participation in the e-commerce business in that country.

Our strategy

We seek to serve people in Latin America by offering diverse e-commerce services that can improve the quality of life of those who use it, while creating significant value for our stockholders. We serve our buyers by giving them access to what we believe is a broader and more affordable variety of products and services than those available on other online and offline venues. We serve our sellers by allowing them to reach a larger and more geographically diverse user base at a lower overall cost and investment than offline venues. At the same time, we provide payment settlement services to facilitate such transactions, and advertising solutions to promote them. More broadly, we strive to make inefficient markets more efficient and in that process generate value for our stockholders. To achieve these objectives, we intend to pursue the following strategies:

•

Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our business in new countries and entering new category segments, by launching new transactional business endeavors, and through potential strategic acquisitions of key businesses and assets. In order to grow our core marketplace business, we must continue to attract larger sellers to our platform, including brands, manufacturers, and large retailers. Such sellers are recognizing the value of MercadoLibre as a sales channel, and having them on our site increases selection of quality products and enhances the MercadoLibre brand in the eyes of our users. Through our Official Stores initiative, we offer users a tailored experience with products sold directly from such sellers. Our sales team remains dedicated to attracting and supporting these new vendor segments.

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

•

Expand into additional transactional service offerings. Our strategic focus is to enable on-line transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch on-line transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) the offering of additional product categories in our marketplace business, (b) the expansion of our presence in vehicle, real estate and services classifieds, (c) the penetration of our on-platform payments services and the expansion of our off-platform payments services, (d) the penetration of our credit product offerings on and off our platform, (e) the penetration of our on-platform shipping services and (g) the offer of on-line software as e-commerce service solutions. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches in the future. We are especially focused on driving adoption of our payments, credit and shipping solutions on our platform. Both of these solutions drive a better customer experience for both buyers and sellers on our platform marketplace, eliminating friction around transactions and improving monetization. We must continue to drive adoption of these services in the countries where they are currently available, while rolling out these solutions in new markets. Payments outside of our platform also represent an enormous growth avenue, especially in payments processing and financing. As credit card adoption and bank account penetration continue to increase across Latin America, the market for online and mobile payments will grow significantly. We believe it is imperative that MercadoPago captures that opportunity, especially as eCommerce and the number of online sellers continues to grow.

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

•

Serve our dynamic and active user community. We seek to operate MercadoLibre as an open and trusted web-based marketplace where users can access a broad market of products. We believe in treating our users with respect by applying a consistent set of policies that reinforce good online and offline behavior within our user community. We also seek to offer superior customer care in order to maintain the loyalty and satisfaction of our active user base. We continue to invest in customer experience to make it a competitive advantage. With roughly 1.380 customer service representatives across several countries, we strive to provide a superior experience to buyers and sellers, continuing to drive improvements in our Net Promoter Score.

The MercadoLibre Marketplace

The MercadoLibre Marketplace is an Internet-based commerce platform where buyers and sellers can meet, and consummate e-commerce transactions for a wide range of goods and services. The MercadoLibre Marketplace allows sellers to reach a large number of potential buyers more cost-effectively than through traditional offline commerce channels or other online venues. Our platform is a fully-automated, topically-

arranged and user-friendly online commerce service which permits both businesses and individuals to list items and conduct their sales and purchases online.  Any Internet user can browse through the various products and services that are listed on our website and register for free with MercadoLibre to list, and purchase items and services. Additionally, sellers and advertisers can purchase, display and link advertising on our websites to promote their brands, businesses and products. The MercadoLibre Marketplace offers buyers a large selection of new and used items that are often more expensive or otherwise hard to find through traditional offline sellers, such as brick-and-mortar retail establishments, offline classified advertisements, community bulletin boards, auction houses and flea markets.

Our MercadoLibre Marketplace is organized using the same technological platform in each country where we operate. However, the site of each country has its own specific local website which has no interaction with our website in other countries. For example, searches carried out on our Brazilian site show only results of listings uploaded on that particular site and do not show listings from other countries. During 2015, visitors to our website were able to browse an average of over 37.1 million Marketplace listings daily, organized by country, in over 2,800 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2015, we had over 144.6 million confirmed registered MercadoLibre Marketplace users, up from 120.9 million and 99.5 million at December 31, 2014 and 2013, respectively. During 2015, in our Marketplace, we had 6.2 million unique sellers, 23.6 million unique buyers and 128.4 million successful items sold as compared to i) 5.5 million unique sellers, 22.0 million unique buyers and 101.3 million successful items sold during 2014 and ii) 5.1 million unique sellers, 20.2 million unique buyers and 83.0 million successful items sold during 2013. Finally, our Marketplace gross merchandise volume (“GMV”) was $7.2 billion in 2015, as compared to $7.1 billion in 2014 and $7.3 billion in 2013.

The MercadoLibre Classifieds Service

The MercadoLibre Classifieds Service enables users to list their offerings related to vehicles, real estate, and services outside the Marketplace platform. Classifieds listings differ from Marketplace listings, as they only charge optional placement fees, and never final value fees. Our classifieds pages are also a major source of traffic to our website, benefitting both Marketplace and non-marketplace businesses.

In 2015, MercadoLibre visitors were able to browse an average of 1.7 million classifieds listings daily, including approximately 656,000 in Real Estate, 903,000 in motors, and 113,000 in services per day. During 2015, we had a total of 2.4 million unique sellers and 15.2 million paid listings through the MercadoLibre Classifieds Service, as compared to i) 2.3 million unique sellers and 11.6 million paid listings during 2014 and ii) 2.5 million unique sellers and 11.0 million paid listings during 2013.

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

MercadoPago is also available for purchases of goods and services outside the MercadoLibre Marketplace, as an open on-line payment service in Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. The off platform service is designed to meet the growing demand for Internet-based payments systems in Latin America. Users are able to transfer money to other users with MercadoPago accounts and to incorporate MercadoPago as a means of payments on their independent commerce websites. MercadoPago allows merchants to facilitate checkout and payment processes on their website and also enable users to simply transfer money to each other either through the website or using the MercadoPago App available in iOS and Android.  MercadoPago allows merchants who are not registered with the MercadoLibre Marketplace to receive payments as long as they register with MercadoPago. It also allows consumers to pay MercadoPago registered-merchants either by registering with MercadoPago or by providing their credit card information as a “guest user”.

Furthermore, MercadoPago offers online sellers who accept MercadoPago as a method of payment to integrate MercadoPago with their checkout flow, thereby streamlining the shopping and payment processes. We believe that the ease of use, safety and efficiency of MercadoPago will allow us to generate additional transactions in the future from web merchants that sell items outside the MercadoLibre Marketplace. We believe that there is a significant business opportunity to increase adoption of MercadoPago as a payment mechanism both on and off the MercadoLibre Marketplace for years to come.

In July 2015, MercadoPago launched a mobile point of sale service in Brazil which allows merchants or individuals to process physical credit and debit cards, either by reading the chip and entering the personal identification number, or PIN, of the card or by swiping it, depending on the type of card.

During the year ended December 31, 2015, our on and off-platform users paid approximately $5,184.1 million using MercadoPago, which represented 72.5% of our gross merchandise volume for the year. During the year ended December 31, 2014, our on and off-platform users paid approximately $3,523.2 million using MercadoPago, which represented 49.7% of our gross merchandise volume for that year. During the year ended December 31, 2013, our users paid approximately $2,497.7 million using MercadoPago, which represented 34.2% of our gross merchandise volume for that year.

We seek to increase the adoption and penetration of MercadoPago among MercadoLibre Marketplace users. In the countries where MercadoPago was available, as of December 31, 2015, approximately 65.2% of the MercadoLibre Marketplace’s listings accepted MercadoPago for payments and 77.9% of our total gross merchandise volume (excluding motor vehicles, vessels, aircraft and real estate) in these countries was completed through MercadoPago. Starting in Brazil in January 2010, in Argentina in March 2010, in Mexico in April 2011, in Venezuela in July 2012 and in Colombia in November 2013, all paid listings on the MercadoLibre Marketplace (excluding free listings and classifieds) were required to offer MercadoPago.

MercadoEnvios shipping Service

MercadoEnvios is a shipping solution for marketplace users, available in Brazil, Argentina and Mexico. Additionally, during the second half of 2015 we also launched our shipping solution in Colombia. MercadoEnvios achieves economies of scale through integration with local carriers driving down shipping costs and eliminating friction for buyers and sellers.

MercadoLibre Advertising services

The MercadoLibre Advertising platform, which we commonly refer to as “MercadoClics”, enables large retailers, small and medium brands and various other consumer brands to promote their products and services on the Internet by providing branding and performance marketing solutions. Advertisers place text, display or banner advertisements on our website in order to promote their brands and offerings. MercadoClics is an advertising tool that enables advertisers to acquire traffic through text ads placed on search results on our platform. Advertisers can purchase specific categories, on a cost per click basis or per impression basis, where their advertisements could appear as a result of a bidding process with other relevant advertisements.

MercadoShops online webstores service

MercadoShops is a software-as-a-service, fully hosted online webstore solution. Through MercadoShops users can set-up, manage and promote on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their webstores.

Marketing

Our marketing strategy is designed to grow our platform by promoting the MercadoLibre brand, attracting new users, and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading portals and networks across Latin America, cable and air television, paid and natural positioning in leading search engines, email marketing, onsite marketing and presence in offline events. Our expenditures in marketing activities were $58.5 million during 2015, $50.6 million during 2014 and $38.1 million during 2013.

Specifically, we rely mostly on online advertising to promote our brand and attract potential buyers and sellers to our websites and we complement this performance marketing strategy with specific offline activities. To summarize, we focus on the following key marketing initiatives:

•

Entering into agreements with search platforms, portals, social networks and websites that we believe can reach our target audience. These agreements allow us to purchase online advertising positions where we can market ourselves and show relevant promotions to potential and registered users

•

Investing in preferential placement on the most popular search engines in each country where we operate, such as Google Search. We purchase advertising space next to the results of more than 35 million keywords related to our activities. Structuring our website so that it appears among the top natural results for certain keyword searches

•

Continuing to focus on customizing our buying and selling experiences to make it easier for users to find and buy items by offering formats dedicated to specific categories. In 2015, we offered more “verticalized experiences”, adding new features in our Fashion, Autoparts and Home & Garden categories as well as launching targeted advertising campaigns based on consumers’ category preferences

•	Accelerating our aggressive mobile marketing strategy. In 2015, we continued to develop our smartphone Apps, focusing mainly on obtaining additional App users
•	Continuing to invest in offline and online marketing events around Black Friday and Cyber Monday, which were strong selling events in all our markets in 2015
•	Continuing to use radio and magazine ads to promote our vehicles’ classifieds business, which category serves as a leader in all our markets
•

Completing our first full year with the new Oracle Responsys, Oracle’s cross-channel solution for marketing to consumers, platform which allowed us to automate, escalate, and better orchestrate our email marketing program providing multichannel integration

We also conduct a variety of initiatives that focus on attracting and training sellers. We organize events such as “MercadoLibre Universities” and seller meetings in all countries where we have an office. MercadoLibre Universities are full-day sessions comprised of advanced users whom we teach how to sell on our platform. During seller meetings, we teach sellers with high-potential or with MercadoLider status more advanced selling techniques and allow them to discuss issues of interest with our employees.

The positioning of the MercadoLibre brand among Internet users is one of our key marketing concerns, and our goal is to position MercadoLibre’s name and concept as the preferred platform in the public’s mind. In 2015 we launched our new regional advertising campaign, “Never Stop Seeking”, in online and offline media.  We conduct surveys every year in our key markets to gauge the position of our brand in the minds of consumers. We consistently appear at the top of these surveys in areas such as consumer recall and preference for e-commerce and online commerce sites. We believe these ratings are the result of the quality of our product and our marketing efforts.

Product development

At December 31, 2015, we had 848 employees on our information technology and product development staff, an increase from 639 employees at December 31, 2014, due to new hires and as a consequence of the acquisition of KPL Soluções Ltda. in April 2015 which increased our information technology and product development staff by 92 employees. We incurred product development expenses (including salaries) in the amount of $76.4 million in 2015, $53.6 million in 2014 and $40.9 million in 2013. We also incurred information technology capital expenditures, including software licenses, amounting to $25.8 million in 2015, $22.7 million in 2014 and $22.0 million in 2013.

We continually work to improve both our MercadoLibre Marketplace and MercadoPago websites so that they better serve our users’ needs and function more efficiently. A significant portion of our information technology resources are allocated to these purposes. We strive to maintain the right balance between offering new features and enhancing the existing functionality and architecture of our software and hardware.

The development of new and improved features usually begins by listening to suggestions from our community of users. We hold meetings periodically with both, regular and highly active users to obtain feedback regarding our services, as well as suggestions and ideas for possible additional features on the MercadoLibre Marketplace and MercadoPago websites. We also receive suggestions from our chat rooms and bulletin boards. Additionally, we monitor the market for new features, formats and elements that could be adapted to our platform to improve our users’ experience.

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

The adequate management of the MercadoLibre Marketplace and MercadoPago software architecture and hardware requirements is as important as introducing additional and better features for our users. Because our business grows relatively fast, we must ensure that our systems are capable of absorbing this incremental volume. Therefore, our engineers work to optimize our processes and equipment by designing more effective ways to run our platform.

We develop most of our software technology in-house. Since our inception in 1999, we have had a development center in Buenos Aires where we concentrate the majority of our development efforts. In June of 2007, we also launched a second development center in the province of San Luis in Argentina. The center is a collaborative effort with the Technological University of La Punta. In this effort, the University offers us access to dedicated development facilities and a recruiting base for potential employees. In 2012, we opened our newest development center in Aguada Park, Montevideo, Uruguay, which is dedicated to software development activities. We also have other research and/or development centers in Brazil, Mexico and Venezuela.

In March 2013, we acquired 100% of the equity interests in an Argentine software development company located in the Province of Cordoba, Argentina, and in December 2014, we acquired 100% of the equity interests in a software development company based in the city of Buenos Aires. The objective of these acquisitions was to enhance our software development capabilities.

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

Since 2010, we have been continuously working on a deep technology overhaul that is allowing us to switch from a closed and monolithic system to an open and decoupled one. We are splitting MercadoLibre into many small cells. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces, or API´s. All the Front-Ends are also being rewritten on top of these APIs. This effort has consumed a large amount of capital, people and management’s focus, and we intend to keep investing in this area. On October 31, 2012, we opened our platform to the developers’ community in a launching event that took place in Sao Paulo, Brazil.  We seek to continue spreading the opening of our platform to developers in the other locations in which we operate with the objective of continuing to enhance our ecosystem.

We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our services. The market in which we compete is characterized by rapidly changing and disruptive technologies, evolving industry and regulatory standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, we believe the cornerstone of our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry and regulatory standards and to continually improve the performance, features, user experience and reliability of our services in response to competitive product and service offerings and evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to make substantial capital expenditures investments to modify or adapt our services or infrastructure. See “Risk Factors—Risks related to our business—Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner, and on the continued market acceptance of our products and services.”

Seasonality

Like most retail businesses, we experience the effects of seasonality in all our operating territories throughout the calendar year. Although much of our seasonality is due to the Christmas holiday season, the geographic diversity of our operations helps mitigate the seasonality attributed to summer vacation time (i.e. southern and northern hemispheres) and national holidays.

Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for more detail). The first quarter of the year is generally our slowest period. The months of January, February and March correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This first quarter seasonality is partially mitigated by our operations in the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela, the slowest months for which are the summer months of July, August and September.

Competition

The market for trading over the Internet is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. While we are currently the market leaders in a number of the markets in which we operate, we currently or potentially compete with a limited number of smaller marketplace operators, such as Alamaula in Argentina and Rakuten in Brazil. We also compete with businesses that offer business-to-consumer online e-commerce services such as pure play Internet retailer Submarino (a website of B2W Inc.), Cnova, Aliexpress or others with a focus on specific vertical categories, such as Netshoes, which focuses on sports & apparel and Dafiti, which focuses on fashion.

There are also a growing number of brick and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia, Walmart and Falabella, and shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified advertising market we compete with regional players such as OLX and Viva  Street, and with local players such as Webmotors, and Zap, which have strong positions in certain markets.

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

In September 2001, we entered into a strategic alliance with eBay, through which eBay became one of our stockholders and started working with us to better serve the Latin American online commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement, which ended on September 24, 2006. This agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. Even though eBay continues to be one of our stockholders, since the termination of this agreement, there are no contractual restrictions preventing eBay from competing with us. For example, in 2012, eBay acquired Alamaula.com, classifieds site which operates in many of the countries in which we operate.

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

Finally, Amazon started operations in Brazil during 2012 by offering on-line content. We do not compete in this space, however the consolidation and expansion of their operations in Brazil could eventually lead to more direct competition.

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

We pursue the registration of our trademarks and service marks in each country where we operate, in the United States and in certain other Latin American countries. Generally, we register the name “MercadoLibre,” “MercadoLivre,” “MercadoPago” and “MercadoEnvios” as well as our handshake logo, and other names and logos in each country where we operate. As part of our acquisition of DeRemate, we acquired the trademarks of DeRemate and CMG, respectively, throughout the countries where they operated as well as certain other jurisdictions.

Autopark LLC, a wholly-owned subsidiary of our Company, has 100% ownership of AP Clasificados which owns trademarks of Autoplaza.com.mx and Homershop.com.mx in Mexico. We wholly-own VMK S.A. (merged with Meli Inversiones SpA since August 2014), Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platforms dedicated to the sale of real estate in Chile through the Portal Inmobiliario brand and in Mexico through the Guia de Inmuebles brand. Additionally, during 2015, we wholly-owned interest of Metros Cúbicos dedicated to the sale of real estate in Mexico and KPL Soluções Ltda., a company that develops ERP software for the e-commerce industry in Brazil.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation.

Third party technologies

We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Teradata, Radware, Juniper Networks, Cisco Systems Inc., Arista Networks, Imperva, F5 Networks, and Net  App, the suppliers of key database technology, the operating system and specific hardware components for our services.

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights by allowing sellers to list certain items on MercadoLibre. See “Item 3. Legal Proceedings” and “Item 1A. Risk factors—Risks related to our business—We could face legal and financial liability for the sale of items that infringe on the intellectual property and distribution rights of others and for information disseminated on the MercadoLibre Marketplace” below.

Employees

The following table shows the number of our employees by country at December 31, 2015:

Country	Number of Employees
Argentina	1,252
Brazil	975
Colombia	80
Chile	122
Mexico	161
Uruguay	584
Venezuela	124
Total	3,298

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

In order to support our Human Resources department, we use SuccessFactors and SAP’s human resources payroll module across our business. We believe this allows us to centralize our employee database and manage important human resource functions, such as payroll processing (to improve our controls and reduce certain administrative costs), staffing, development and performance management.

Government regulation

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, electronic or mobile payments, data collection, data protection, privacy, information requirements for Internet providers, taxation (including value added taxes, (“VAT”) or sales tax collection obligations) obligations to provide information to certain authorities about transactions occurring on our platform or about our users, and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including the imposition to provide certain information about transactions that occurred on our platform, or about our users), libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover a wide variety of issues, including, without limitation, online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, electronic or mobile payments, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligation to provide certain information about transactions that occurred through our platform, or about our users), advertising, intellectual property rights, consumer protection and information security.

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

In October 2014, Colombia enacted the Law No. 1,735 which creates a special financial institution to provide certain payment services and covers a wide variety of issues, including, among other things: rules related to the requirement to obtain authorization from the Colombian Superintendencia Financiera (Financial Supervision Authority) to operate, offer or provide certain payment services, penalties for non-compliance, the promotion of financial inclusion, reporting obligations and governance. In 2015 the Law No. 1,735 was regulated by Decree 1491 of 2015, which established specific requirements to open accounts, and policies for cash and risk management.

Uruguay and Peru recently enacted regulations that cover a wide variety of issues related to electronic payments or e-money, including, among other things: rules related to the requirement to obtain authorization from the relevant authority to operate, offer or provide certain payment services, penalties for non-compliance, reporting obligations and governance.

In the rest of the countries in which we operate we believe that the agency-based structure that we currently use for MercadoPago allows us to operate this service without obtaining any governmental authorizations or licenses or being regulated as a financial institution in the countries where we offer MercadoPago. However, as we continue to develop MercadoPago, we may need to secure governmental authorizations or licenses or comply with regulations applicable to financial institutions, electronic or mobile payments and/or anti-money laundering in the countries where we offer this service.

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

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of our eligibility under the new law, we recorded an income tax benefit of $24.6 million during 2015, corresponding $21.0 million to the income tax benefit of the year 2015 and $3.6 million of the fourth quarter of 2014. Furthermore, we recorded a labor cost benefit of $5.2 million, corresponding $3.9 million to the labor cost benefit of the year 2015 and $1.3 million of the fourth quarter of 2014. Additionally, $2.0 million were reserved to pay software development law audit fees.

Finally, the Venezuelan Government issued a decree of Fair Prices that was published in the Official Gazette N° 40,787 dated November 12, 2015 which establishes a maximum profit margin of 30% of the cost structure of good or service sold in each participant in the commercialization chain. The Decree expresses that its purpose is to assure the development of the national economy by determining fair prices of goods and services, profit margins, commercialization mechanisms, and control to be exercised in order to assure access by the individuals to goods and services at fair prices. The determination, modification, and control of prices is under the competence of the Executive which will be exercised through the National Superintendence for Defense of Socioeconomic Rights (SUNDDE).

The Decree establishes different penalties ranging between 2 and 18 years of imprisonment, or expropriation, adoption of measures as temporary occupation and/or seizure of goods. The Decree also imposes fines ranging from 200 Tax Units to 50,000 Tax Units; temporarily suspend the Single Registry of Persons that Develop Economic Activities (RUPDAE) from 3 months to 10 years; issue measures of temporary occupation with intervention of warehouses, storehouses, industries, commercial establishments, transport of goods, for up to 180 days; temporarily shut down warehouses, storehouses or establishments engaged in the commerce, preservation, storage, production, or processing of goods for up to 180 days, or closure, or confiscation of goods among other measures. The Decree also establishes penalties up to 20% of the annual net income of the infringer. The Decree also establishes that directors, partners, representatives, managers, supervisors and administrators will be jointly and severally liable (civil, criminal or administrative) with the company found in violation of the Decree.

Our Management is analyzing the potential effects of this law together with the new implementation Decree issued by the Venezuelan Government.

Segment and Geographic Information

For an analysis of financial information about our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reporting Segments and Geographic Information”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Line Items—Net revenues” and Note 7, Segments to our consolidated financial statements included elsewhere in this report and incorporated by reference in this Item 1.

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

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, electronic or mobile payments, information requirements for Internet providers, data collection, data protection, privacy, anti-money laundering, taxation (including VAT or sales tax collection obligations), obligations to provide certain information to certain authorities about transactions which are processed through our platforms or about our users and those regulations applicable to consumer protection and businesses in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including tax laws that require us to provide certain information about transactions consummated through our platforms or about our users), libel and defamation, obscenity, and personal privacy apply to online businesses. Many of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligations to provide certain information about transactions occurred in our platforms or about our users), advertising, intellectual property rights, consumer protection, information security and electronic and mobile electronic or payments. If laws relating to these issues are enacted, they may have a material adverse effect on our business, results of operation and financial condition.

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

We are also subject to regulations in Argentina that impose VAT and sales tax collection obligations and taxes on banking transactions in certain provinces in connection with users’ sales through our platform. It is possible that other jurisdictions will issue similar legislation in the future. If users were to reduce or stop using our website or services as a result, our business could be materially harmed. We are also subject to a regulation in the State of Sao Paulo, Brazil that imposes on us the obligation to provide the applicable authorities in that state with the information on certain users in connection with their sales through our platform.

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

We believe that government and consumer protection agencies have received a substantial number of complaints about both the MercadoLibre Marketplace and MercadoPago. We believe that these complaints are small as a percentage of our total transactions, but they could become large in aggregate numbers over time. From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded and our Company has grown larger. We are likely to receive new inquiries from regulatory agencies in the future, which may lead to actions against us. We have responded to inquiries from regulatory agencies and described our services and operating procedures and have provided requested information. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, injunctions, fines or penalties, or forced to change our operating practices in ways that could harm our business, or if during these inquiries any of our processes are found to violate laws on consumer protection, or to constitute unfair business practices, we could be subject to civil damages, enforcement actions, fines or penalties. Such actions or fines could require us to restructure our business processes in ways that would harm our business and cause us to incur substantial costs.

In addition, our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to require users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection Program to buyers who meet certain conditions. Although the number of claims that we have paid through this program is not currently significant, we may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them, the result of which could materially adversely affect our business and financial condition. In addition, as discussed above, we may be liable in Brazil for fraud committed by sellers and losses incurred by buyers when purchasing items through our platform in Brazil. We have expanded the coverage of our Buyer’s Protection Program and this coverage expansion may impact the number and amount of reimbursements we are required to make. For example, in June 2009, a judge of a first instance court in the State of São Paulo ruled that our Brazilian subsidiary should be held liable for fraud committed by sellers and losses incurred by buyers when purchasing items on the Brazilian version of the MercadoLibre website. We have appealed this ruling and in May 2014 the State Court of Appeals ruled that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website however the decision on our liability for fraud committed by sellers/buyers when using the website is not clear. In June 2014, we filed a motion to clarify the decision however it was overruled by the State Court of Appeals. We appealed the decision to the Brazilian Federal Superior Court of Justice. If the Brazilian Federal Superior Court of Justice, confirms the ruling it could require us to restructure our business model in ways that would harm our business and or cause us to incur substantial costs. Moreover, this legal uncertainty allows for different judges or courts to decide very similar claims in different ways and establish contradictory jurisprudence.

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

It is possible that third parties could bring claims against us for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through our platforms. Other online services companies are facing several lawsuits for this type of liability. As mentioned previously, the liability of online services companies for content hosted and the information carried on or disseminated through their services is currently unclear in the Latin American countries where we operate. This could allow for claims being made against us by purportedly aggrieved third parties. For example, the MercadoLibre service contains a User Feedback feature, which includes reviews and ratings from users regarding the reliability of other users in paying or delivering goods sold in a transaction promptly. Although users generate all the feedback, it is possible that a party could bring a claim for defamation or other injury against us for content posted through the User Feedback feature. If we or other online services providers are held liable or potentially liable for information carried on or disseminated through our platforms, we may have to implement measures to reduce our exposure to this liability. Any measures we may need to implement may involve spending substantial resources and/or discontinuing certain services. Any costs that we incur as a result of liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition. In addition, public attention to liability issues, lawsuits and legislative proposals could impact the growth of Internet usage, and subsequently have a negative impact on our business results.

The market in which we operate is rapidly evolving and we may not be able to maintain our profitability.

As a result of the emerging nature and related volatility of the markets and economies in the countries in which we compete, the increased variety of services offered on our website and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and substantially all of our net revenues for each quarter are derived from listing fees, optional feature fees, up-front fees, final value fees, commissions on MercadoPago payments, finance fees, shipping fees and advertising that are earned during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

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

Our systems may fail or suffer interruptions due to human acts, technical problems or natural disasters.

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

Many of most senior executive officers have been with us since 2000 or before, providing us with a stable and experienced management team. The loss of the services of any of these executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. We do not have employment agreements with any of our key technical personnel other than our senior executives (whose agreements are for an undetermined period and establish general employment terms and conditions) and maintain no “key person” life insurance policies. The option grants to most of our senior management and key employees are fully vested. Therefore, these employees may not have sufficient financial incentive to stay with us. Consequently we may have to incur costs to replace key employees who leave our Company and our ability to execute our business model could be impaired if we cannot replace them in a timely manner.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for these personnel is intense, and we cannot assure you that we will be able to successfully attract, integrate, train, retain, motivate and manage sufficiently qualified personnel.

Currently our revenues depend substantially on up-front fees, final value fees and fees related to our payment solution and shipping fees we charge to sellers and such revenues may decrease if market conditions force us to lower such fees or if we fail to diversify our sources of revenue.

Our revenues currently depend primarily on, final value fees related to our payment solution and placement fees that we charge to our sellers for listing and upon selling their items and services. Our platform depends upon providing access to a large market at a lower cost than other comparable alternatives. If market conditions force us to substantially lower our listing or final value fees or fees related to our payment solution or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be materially and adversely affected.

We are subject to consumer trends and could lose revenue if certain items become less popular.

We derive substantially all of our revenues from fees charged to sellers for listing products for sale on our service, fees from successfully completed transactions and fees for making payments through MercadoPago and fees for delivering product through MeliEnvios. Our future revenues depend on continued demand for the types of goods that users list on the MercadoLibre Marketplace or pay with MercadoPago on or off the MercadoLibre Marketplace. The popularity of certain categories of items, such as computer and electronic products, cellular telephones, toys, apparel and sporting goods, among consumers may vary over time due to perceived availability, subjective value, and trends of consumers and society in general. A decline in the demand for or popularity of certain items sold through the MercadoLibre Marketplace without an increase in demand for different items could reduce the overall volume of transactions on our platforms, resulting in reduced revenues.

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

Several companies that operate e-commerce websites, such as eBay or Amazon, have been successful and profitable in the past. However, we operate in a business environment in Latin America that is different than the environment in which eBay, Amazon and other e-commerce companies that operate, which are primarily comprised of markets outside of Latin America. These differences include the smaller size of the national markets, lower Internet adoption rates, lower confidence in remote payment mechanisms, less reliable postal and parcel services, and less predictable political, economic regulatory and legal environments in Latin America. Therefore, you should not interpret the success of any of these companies as indicative of our financial prospects.

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

A number of jurisdictions where we operate have enacted legislation regulating money transmitters and/or electronic payments or funds transfers. We believe we do not require a license under the existing statutes of Argentina, Mexico, Chile, Colombia and Venezuela to operate MercadoPago in those countries with MercadoPago’s current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations or any tax or anti-money laundering regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a financial entity. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

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

In October 2014, Colombia enacted the Law No. 1,735 which special financial institution to provide certain payment services and covers a wide variety of issues, including, among other things rules related to the requirement to obtain authorization from the Colombian Superintendencia Financiera (Financial Supervision Authority) to operate, offer or provide certain payment services, penalties for non-compliance, the promotion of financial inclusion, reporting obligations and governance. In 2015 the Law No. 1,735 was regulated by Decree 1491 of 2015, which established specific requirements to open accounts, and policies for cash and risk management.

Our MercadoPago business may be subject to Law No. 1,735. The law requires certain institutions to request authorization to operate. If it is determined that the Colombian operation of MercadoPago is regulated by the Law and its regulations, we will have to request authorization for,  and implement certain changes to our operations and systems which will require us to incur greater expenses. If we are unable to obtain the requisite authorization, it could cause us to (i) shut down our MercadoPago business in Colombia for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance or face other penalties such as the dismantling of MercadoPago or (iii) limit the services we offer through MercadoPago in Colombia or change our business practices, any of which could materially adversely affect our business and results of operations.

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

In addition, MercadoPago is or may be subject to anti-money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities or impose taxes collection obligations or obligations to provide certain information about transactions that have occurred in our platforms, or about our users. Because of different laws and regulations in each jurisdiction where we operate, as we roll-out and adapt MercadoPago in other countries, additional verification and reporting requirements could apply. These regulations could impose significant costs on us and make it more difficult for new customers to join the MercadoPago network. Future regulation, may require us to learn more about the identity of our MercadoPago customers before opening an account, to obtain additional verification of customers and to monitor our customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise our MercadoPago costs significantly and reduce the attractiveness of MercadoPago. Failure to comply with money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

We incur losses from claims that customers did not authorize a purchase, from buyer fraud and from erroneous transmissions. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in MercadoPago losing the right to accept credit cards for payment. If MercadoPago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding the MercadoPago accounts. We have taken measures to detect and reduce the risk of fraud on MercadoPago, such as running card security code (“CSC”) checks in some countries, having users call us to have them answer personal questions to confirm their identity or asking users to confirm the amount of a small debit for higher risk transactions, implementing caps on overall spending per users and data mining to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.

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

We continue to expand MercadoPago’s services internationally. We have no experience with the online payment solution in Costa Rica, the Dominican Republic, Ecuador, Guatemala, Panama, Paraguay, Peru, Portugal or Uruguay. The introduction of MercadoPago in certain new markets may require a close commercial relationship with one or more local banks. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.

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

General adverse economic conditions, including the possibility of recessionary conditions in the countries in which we operate or Latin America generally or a worldwide economic slowdown, would adversely impact our operating results and business. The price of oil on global oil markets has been declining dramatically and this decline, if prolonged, may have a materially adverse impact on economic conditions within certain countries in Latin America that rely heavily on the export of oil and gas, such as Brazil, Venezuela and Mexico, as well as their trading partners in the region. If the current weakness in the global economy persists or worsens, or the present global economic uncertainties continue to persist, many of our users, may delay or reduce their purchases of goods on the MercadoLibre Marketplace, which would reduce our revenues and have a material adverse impact on our business. Furthermore, future changes in trends could result in a material impact to our future consolidated statements of income and cash flows.

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

In each of Brazil, Argentina and Mexico, we offer users the ability to pay for goods purchased in installments using MercadoPago. In 2015, 2014 and 2013, installment payments represented 58.5%, 53.9% and 52.2%, respectively, of MercadoPago’s total payment volume. To facilitate the offer of the installment payment feature, we pay interest to credit card processors and issuer banks in Mexico and Argentina and we pay interest to advance credit card coupons in Brazil. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.

MercadoPago pays significant transaction fees when senders fund payment transactions using certain credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 79.3%, 79.0% and 79.5% of MercadoPago’s payment volume using credit cards during 2015, 2014 and 2013, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us. Also, in Brazil, Mexico and Argentina, senders may prefer to pay by credit card without using installments to avoid the associated financial costs resulting in lower revenues to us.

Changes in MercadoPago ticket mix could adversely affect MercadoPago’s results.

The transaction fees MercadoPago pays in connection with certain means of payment such as OXXO are fixed regardless of the ticket price, and certain costs incurred in connection with the processing of credit card transactions are also fixed. Currently, MercadoPago charges a fee calculated as a percentage of each transaction. If MercadoPago receives a larger percentage of low ticket transactions its margin may erode or we may need to raise prices by including a fixed fee per transaction which, in turn, may affect the volume of transactions. During December 2015, we submitted to the Brazilian Central Bank our application to become an authorized payment institution in Brazil.

Recently approved legislation in Brazil relating to certain payment processing functions carried out by non-financial institutions, requires among other things, our MercadoPago operations to secure authorization from the Brazilian Central Bank to continue its operations and may limit our services, any of which could have a material adverse effect on our business and results of operations.

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

As approved and regulated by the Brazilian Central Bank, our MercadoPago business in Brazil is subject to Law No. 12,865. The law requires payment institutions to request authorization until August 2014 and payment means until November 2014, therefore our MercadoPago operation has requested such authorization. The law also establishes certain requirements for our services and operations. To comply with this law, we implemented certain changes to our operations and systems incurring in greater expenses and devoting more resources to areas that required further development. During December 2015, we submitted to the Brazilian Central Bank our application to become an authorized payment institution in Brazil. As of the date of this report, we have not received such authorization.

There can be no assurance that we will obtain the requisite authorization. If we are unable to obtain the requisite authorization, it could cause us to (i) shut down our MercadoPago business in Brazil for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance, (iii) limit the services we offer through MercadoPago in Brazil or change our business practices, any of which could materially adversely affect our business and results of operations.

A rise in our Shipping costs may negatively affect our MercadoEnvios Shipping transaction volume.

In Brazil, Argentina, Mexico and Colombia, we offer users our MercadoEnvios Shipping service through integration with local carriers. To achieve economies of scale, driving down shipping costs and eliminating friction for buyers and sellers, we pay to the local carriers the shipping costs and transfer those costs to our customers. If shipping costs increase, we may have to raise the shipping fees we charge to users and this would likely have a negative effect on MercadoEnvios’s shipping volume.

We rely on local carriers to develop our Shipping service and changes to our shipping fees, rules or practices may adversely affect our business.

Because MercadoEnvios is not a carrier, we must rely on local carriers in Brazil, Argentina, Mexico and Colombia to deliver items. We generally pay a fee for this service and transfer those fees to our customers. From time to time, local carriers may increase their fees that they charge for each transaction. If we cannot transfer these increased fees to our customers, the increase in operating costs of MercadoEnvios, could generate net losses in our MercadoEnvios operations.

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

A number of jurisdictions where we operate have enacted legislation regulating shipping service. We believe we do not require a license under the existing statutes of Argentina, Brazil, Mexico and Colombia to operate MercadoEnvios with its current agency-based structure. If our operation of MercadoEnvios were found to be in violation of shipping services laws or regulations, or engaged in an unauthorized shipping business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a postal or shipping entity. Any change to our MercadoEnvios business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoEnvios business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

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

To date, we have not been notified that our technology infringes on the proprietary rights of third parties, but third parties may claim infringement on our part with respect to past, current or future technologies or features of our services. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in the e-commerce segment grows. Any of these claims could be expensive and time consuming to litigate or settle and could have a material adverse effect upon our business, results of operations and financial condition.

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

We intend to continue to acquire businesses, technologies, services or products, as we have done in the past with our acquisitions of iBazar, Lokau, DeRemate, CMG, AutoPlaza, Neosur, Business Vision S.A, KPL Soluções Ltda and Metros Cúbicos S.A. de C.V. as appropriate opportunities arise. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.

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

We believe that our results of operations are seasonal in nature (as is the case with traditional retailers), with relatively fewer listings and transactions in the first quarter of the year, and increased activity as the year-end shopping season initiates. This seasonality is the result of fewer listings after the Christmas and other holidays and summer vacation periods in our southern hemisphere markets. To some degree, our historical rapid growth may have overshadowed seasonal or cyclical factors that might have influenced our business to date. Seasonal or cyclical variations in our operations could become more pronounced over time, which could materially adversely affect our quarter to quarter results of operations in the future.

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

Our direct competitors include, among others, various online sales and auction services, including Alamaula.com, OLX.com and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online e-commerce services, such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of bricks and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, OLX, QueBarato and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro, located throughout Latin America. In addition, we compete with online communities that specialize in classified advertisements. Although no regional competitor exists in the classified market, local players such as Webmotors, VivaStreet and Zap maintain important positions in certain markets.

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

In addition, if certain websites stop linking to or containing links in their properties that send us traffic across the internet in the future, our gross merchandise volume (“GMV”) could substantially decrease and we could suffer a material adverse effect on our business, financial condition and results of operations.

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

We conduct significant operations in Venezuela, offering both our MercadoLibre Marketplace and MercadoPago online payments solution, through our Venezuelan subsidiaries. As of December 31, 2015we had 124 employees working in that country. As of and for year ended December 31, 2015, 6.2% of our consolidated net revenues and 8.6% of our consolidated net assets are derived from our Venezuelan subsidiaries, while 1.4% of our consolidated cash and investments are held in local Venezuelan currency by our Venezuelan subsidiaries.

The political and economic conditions in Venezuela are highly unstable, with the Venezuelan economy considered hyperinflationary under U.S. GAAP since 2010. We cannot predict the impact of any future political and economic events on our business, nor can we predict the economic and regulatory impact of the Venezuelan government’s current or future initiatives, including whether it will extend nationalization to e-commerce or other businesses, implement further price or profit controls or further restrict our ability to obtain or distribute U.S. dollars, all of which could impact our business and our results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our website or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Moreover, as a result of significantly lower oil prices in 2015 and reduced expectations for a significant recovery for oil prices in the next year, the risk of a severe economic crisis occurring in Venezuela in the near term remains high. Continuation or worsening of the political, social and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.

In recent years, Venezuela has suffered severe electricity shortages that prompted the Venezuelan government to declare an energy emergency. This situation could impact the operation of our automobile classifieds points of sale in Venezuela as well as our Venezuelan users’ ability to access the Internet, either of which could have a material adverse impact on our business.

In addition, the Venezuelan government has imposed foreign exchange and price controls on the local currency in recent years. These foreign exchange controls have significantly increased our costs and limited our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. In fact, since the Venezuelan government´s devaluation in February 2013, we have been unable to obtain U.S. dollars through the auction process established by government and we do not know when or if we will be able to obtain U.S. dollars through such a process in the future. As a result, the foreign exchange and price controls enacted in recent years by the Venezuelan government, and any future actions in this regard, could have a material adverse effect on our Venezuelan customers and our business, financial condition and results of operations. Moreover, we cannot predict the long-term effects of exchange controls on our ability to process payments from Venezuelan customers or on the Venezuelan economy in general.

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

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million and a deferred income tax gain of $3.8 million during the first quarter of 2015. As of December 31, 2015, the SIMADI exchange rate was 198.70 Bs.F. per U.S. dollar. The average exchange rate for the first quarter of 2015 was 52.46 Bs.F. per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment, and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 will not be fully recoverable. As a result, we have recorded an impairment of long-lived assets of $16.2 million on March 31, 2015. The carrying amount has been adjusted to its estimated fair value as of March 31, 2015 by using the market approach and considering prices for similar assets.

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the Commission of Administration of Foreign Currency of Venezuela (“CADIVI”). Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. Our Venezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions and we have not distributed dividends from our Venezuelan subsidiaries since 2011.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If our access to U.S. dollars becomes widely available at a more unfavorable rate than the current SIMADI exchange rate (or if the SIMADI exchange rate experience one or more significant devaluation events in the future), and we decided to use that alternative mechanism considering that exchange rate as the one applicable for re-measurement, our results of operations, earnings and value of our net assets in Venezuela would be negatively impacted, and we cannot assure that the impact would not be material . In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

We cannot predict the impact of any future political and economic events on our business, nor can we predict the economic and regulatory impact of the Venezuelan government’s current or future initiatives, including whether it will extend nationalization to e-commerce or other businesses, implement further price or profit controls or further restrict our ability to obtain or distribute U.S. dollars, all of which could impact our business and our results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our website or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political, social and economic conditions in Venezuela could materially and adversely impact our future business, financial condition and results of operations.

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

In the past, the performance of the economies of Latin American countries has been affected by each country’s political situation. For example, during its crisis in 2001 and 2002, Argentina experienced social and political turmoil, including civil unrest, riots, looting, protests, strikes and street demonstrations which have resulted in significant changes in its general economic policies and regulations. In the past, the Argentine, Venezuelan and Bolivian administrations have nationalized or announced plans to nationalize certain industries and expropriate certain companies and property, and, in Venezuela, as described above, the administration has imposed exchange controls.

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

During August 2013, the Congress of Venezuela approved new legislation that imposes certain limits on the maximum sale prices that would be permitted for the sale of used and new vehicles in the country. Among other provisions, the legislation imposes certain obligations on our MercadoLibre Marketplace and Tucarro website in Venezuela to ensure that classified ads listed on these websites comply with the maximum sales price restrictions. Automobile sales represent a meaningful part of our business in Venezuela. As of the day of this report, this legislation has not been published in the Official Gazette nor enacted by the executive branch of government. If this legislation is finally enacted into law, it could cause us to, among other things, remove listings by sellers that fail to comply with the maximum sales price restrictions, to pay penalties for non-compliance, to limit our services or to change our business practices, any of which could have a material adverse impact on our Venezuelan business and results of operations.

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

The Decree of Fair Prices was published in the Official Gazette N° 40,787 dated November 12, 2015 which establishes a maximum profit margin of 30% of the cost structure of good or service sold in each participant in the commercialization chain. The Decree expresses that its purpose is to assure the development of the national economy by determining fair prices of goods and services, profit margins, commercialization mechanisms, and control to be exercised in order to assure access by the individuals to goods and services at fair prices. The determination, modification, and control of prices is under the competence of the Executive which will be exercised through the National Superintendence for Defense of Socioeconomic Rights (SUNDDE).

The Decree establishes different penalties ranging between 2 and 18 years of imprisonment, or expropriation, adoption of measures as temporary occupation and/or seizure of goods. The Decree also imposes fines ranging from 200 Tax Units to 50,000 Tax Units; temporarily suspend the Single Registry of Persons that Develop Economic Activities (RUPDAE) from 3 months to 10 years; issue measures of temporary occupation with intervention of warehouses, storehouses, industries, commercial establishments, transport of goods, for up to 180 days; temporarily shut down warehouses, storehouses or establishments engaged in the commerce, preservation, storage, production, or processing of goods for up to 180 days, or closure, or confiscation of goods among other measures. The Decree also establishes penalties up to 20% of the annual net income of the infringer.

The Decree establishes that directors, partners, representatives, managers, supervisors and administrators will be jointly and severally liable (civil, criminal or administrative) with the company found in violation of the Decree.

As a consequence, we may experience a significant decrease in our Venezuelan subsidiary´s revenues, results of operations and earnings and we cannot assure you that the impact would not be material. Finally, our Venezuelan subsidiaries could generate net loss in the near future.

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

Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Currently, as a consequence of adverse economic conditions in global markets and significantly lower commodity prices and demand for commodities, many of the economies of Latin American countries have slowed their rates of growth, and some have entered recessions. The duration and severity of this slowdown is hard to predict and could adversely affect our business, financial condition, and results of operations. Additionally, certain countries have experienced or are currently experiencing severe economic crises, which may still have future effects.

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

The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 94.6%, 93.4% and 94.4% of our net revenues for 2015, 2014 and 2013, respectively, have experienced volatility in the past, particularly against the U.S. dollar. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account, or are expected to account, for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine Peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to high inflation, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. Since 2011, the Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures included, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), which approval process could delay, and eventually restrict, the ability to exchange Argentine Pesos for other currencies, such as U.S. dollars. Those approvals were administered by the Argentine Central Bank through the Local Exchange Market (“Mercado Unico Libre de Cambios” or “MULC”), which was the only market where exchange transactions could be lawfully made. Further, restrictions also currently applied to the acquisition of any foreign currency for holding as cash within Argentina. On December 17, 2015 the new Argentine government introduced significant changes into the foreign exchange regulatory framework that had been in place for the past four years under former president. These new measures include the removal of Argentina’s strict currency controls that restricted the ability of companies and individuals to exchange Argentine pesos for foreign currencies. With this new policy, prior approval of foreign exchange transactions by the Argentine Administration of Public Revenues is no longer required for the purchase of foreign currency. The total amount of foreign currency purchased cannot exceed $2.0 million per month. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. During 2015, Venezuela has modified its exchange control regulations. These modified regulations have further impaired our ability to convert local currency into U.S. dollars, see “Risk related to doing business in Latin America—Political and economic conditions in Venezuela may have an adverse impact on our operations” above.

Our reporting currency is the U.S. dollar but our revenues are generated in the currencies of each country where we operate. Therefore, if the U.S. dollar strengthens relative to these foreign currencies (i.e. the foreign currencies devaluate against the U.S. dollar), the economic value of our revenues in U.S. dollar terms will decline.

We are subject to increased risks relating to foreign currency exchange rate fluctuations. Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina, Mexico and Venezuela, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2015, 44.6% of our net revenues were denominated in Brazilian Reais, 37.6% in Argentine Pesos, 6.2% in Venezuelan Bolivares Fuertes, and 6.2% in Mexican Pesos. The foreign currency exchange rates for the full year 2015 relative to 2014 resulted in lower net revenues of approximately $347.7 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $335.3 million. The foreign currency exchange rates for the full year 2014 relative to 2013 resulted in lower net revenues of approximately $297.4 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $234.5 million. The abovementioned foreign currency exchange rate effect includes the Venezuelan translation effect discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates—Foreign Currency Translation”. While we have in the past entered into transactions to hedge portions of our foreign currency translation exposure, these transactions are expensive, and, in addition, it is very difficult to perfectly predict or completely eliminate the effects of this exposure. Should the U.S. dollar strengthen relative to the foreign currencies in which we operate, particularly Argentina and Venezuela, our net revenues, operating expenses, and net income will decrease and such decrease may be significant.

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

Certain stockholders own a significant percentage of our common stock. As of December 31, 2015, eBay owned approximately 8.1 million shares of our common stock (which represents 18.4% of our outstanding common stock as of December 31, 2015). Certain members of our management team and certain entities established by them for estate planning purposes also hold a significant percentage of our common stock. These stockholders retain the power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders. The interests of these stockholders may conflict with, or differ from, the interests of other holders of our common stock. For example, these stockholders could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock, sell revenue-generating assets or inhibit change of control transactions that benefit other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a substantial number of shares of our common stock, they will significantly influence all our corporate decisions and together with other stockholders may be able to effect or inhibit changes in control of our Company.

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

During 2015, the Company paid quarterly dividends on shares of our common stock throughout the year. Although the Company announced its intention to pay regular quarterly dividends on shares of our common stock in the future, we have not established a minimum dividend payment level and our ability to pay dividends in the future may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends, if any, or to grow our dividends over time.

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

Our principal administrative, marketing and product development facilities are located in our offices in Bogotá, Colombia; City of Buenos Aires and the provinces of Buenos Aires, Córdoba and San Luis, Argentina; Santana do Parnaíba and Osasco, Brazil; Caracas and Valencia, Venezuela; Mexico City, Mexico; Aguada Park, Uruguay and Santiago de Chile, Chile. Currently, all of our offices are occupied under lease agreements, except for our Argentine and Venezuelan offices. The leases for our facilities provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth. The following table shows the location of our offices and centers, and the expiration date of the leases under which they operate.

City and Country	Facility	Address	Approximate Square Meters		Lease Expiration Date
Bogotá, Colombia	TuCarro Colombia operation	Transversal 23 N° 97-73, Piso 4°, Oficina 405, Bogotá D.C., Colombia	622		April 2016
Medellín, Colombia	TuCarro Colombia operation	Carrera 43A No. 1 sur — 100 Oficina 1104 Medellín, Colombia	36	(2)	February 2016
Bogotá, Colombia	TuCarro Colombia and Contact Center operations	Calle 93 No. 17-18, Pisos 3, 4, 5 y Oficinas 601/602 Bogotá Colombia	2,561	(4)	October 2020
Buenos Aires, Argentina	Argentina operations	Arias 3751 pisos 5°, 6°, 7°, 8°, 9°, Ciudad de Buenos Aires, Argentina	5,340		N/A
Buenos Aires, Argentina	Corporate headquarters	Av. del Libertador 101 pisos 16°, 17°, 18°, Vicente López, Buenos Aires, Argentina	3,865		N/A
Buenos Aires, Argentina	Customer service center	Av. Leandro N. Alem 518, pisos 10°, 11° y 12°, Ciudad de Buenos Aires, Argentina	2,360		November 2019
Buenos Aires, Argentina	Technology development center	Hipólito Yrigoyen 1528/30 pisos 7°, 8°, 10° y 12°, Ciudad de Buenos Aires, Argentina			October 2016 (8 th floor) August 2018 (10 th floor) September 2018 (12 th floor)
Córdoba, Argentina	Technology Development center	Av. La Voz del Interior 7000, Córdoba, Argentina	2,087.75	(3)	March 2018
San Luis, Argentina	Technology Development center	Av. Universitaria s/n, Ciudad de la Punta, San Luis, Argentina	842	(2)	January 2016
Santiago de Chile, Chile	Chile operation	Rosario Norte 532, Piso 2°, Las Condes Santiago de Chile, Chile	850		November 2016
Santiago de Chile, Chile	Chile operation	Avenida Apoquindo 4820, Piso 20 (1/s piso), 21 y 22, Edificio Norponiente, Torre II, Las Condes, Santiago de Chile, Chile	2,643	(2)	August 2018

Caracas, Venezuela	Venezuela operation	Planta 6 (nivel 8) del Edificio Torre La Castellana, situado entre las Avenidas Eugenio Mendoza y José Ángel Lamas, Urbanización La Castellana, Municipio Chacao del Estado Bolivariano de Miranda, Venezuela45901 Nokes Blvd. Sterling, Virginia 20166	992		N/A
Valencia, Venezuela	TuCarro Venezuela operation	Av. Cementerio, CC Cristal, Torre Cristal (Torre empresarial), piso 4, oficina 4-7, Valencia, Edo. Carabobo, Venezuela	73		N/A
Caracas, Venezuela	Property on operating lease	Planta Oficina Nivel Doce (12) del Edificio Bancaracas, situado entre las Avenidas Principal de la Urbanización La Castellana, Avenida San Felipe y Segunda Transversal de la citada urbanización, Municipio Chacao del Estado Bolivariano de Miranda, Venezuela	944		N/A
Caracas, Venezuela	Property under construction	Av. Blandín, Centro San Ignacio, oficinas TO-P3-03, TO-P3-04, TO-P7-06, TO-P7-09, TO-P8-01, TO-P8-02, TO-P8-03, TO-P8-04, TO-P8-05, TO-P8-06, TO-P8-09 y TO-P8-10, ubicadas en los pisos tres (03) siete (07) y ocho (08) de la Torre Copérnico, Urbanización La Castellana, Municipio Chacao del Estado Bolivariano de Miranda, Venezuela	1,677		N/A
Caracas, Venezuela	Property under construction	Oficinas 4-1, 4-2, 4-3, 4-4 y 4-5, ubicadas en la Planta Piso Cuarta (4ta) del “Centro Comercial Recreo La Castellana”, ubicado en la Manzana “B” de la Urbanización Bello Campo, entre la Avenida Principal de Bello Campo y la Avenida Francisco de Miranda, Municipio Chacao del Estado Miranda, Distrito Capital, Caracas	1,233		N/A
Lithia Springs, Georgia, U.S.A.	SAVVIS Data Center	375 Riverside Parkway Suit 150,Lithia Springs, Georgia, 30122.	62		December 2016
Mexico City, Mexico	Mexico operation	Insurgentes Sur No. 1602, 9 thFloor, Int. 901 Col, Crédito Constructor, Delegación Benito Juarez, CP 03940, Mexico DF., Mexico	4,228		June 2019
Sterling, Virginia, U.S.A.	SAVVIS Data Center	45901 Nokes Blvd., Sterling, Virginia, 20166	253		December 2016
Santana do Parnaíba, Brazil	Brazilian Subsidiary main office — Customer service center	Avenida Marte, 489 — Andar Térreo, 1°, 2° andar — Partes A e B Cep 06541-005 — Santana de Parnaíba, São Paulo, Brazil	4,090	(1)	July 2018
Osasco, Brazil	Brazilian Subsidiary main office — Customer service center	Avenida Nações Unidas, 3000 Osasco, São Paulo, Brazil	33,308	(5)	July 2035
Sterling, Virginia, U.S.A.	SAVVIS Data Center	21110 Ridgetop Circle, Sterling, Virginia, 20166	193		December 2016
Aguada Park, Uruguay	Uruguay operation. Customer service center	Edificio1, Zona Franca, Pisos 3, (1/2 piso), 19 y 20, Oficinas 301, 1901 y 2001, Aguada Park, Montevideo, Uruguay	2,296		October 2021

(1) This surface includes the area of the office leased and parking spaces.
(2) This surface corresponds to the area of the office leased and it does not include any parking spaces.
(3) This surface includes exclusive and common areas.

(4) This surface includes the area of the office leased and exclusive and common areas.
(5) This surface corresponds to the Brazilian offices in process of construction.

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

As of December 31, 2015, our total reserves for proceeding-related contingencies were $4.4 million to cover legal actions against the Company where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote. Expected legal costs related to litigations are accrued when the legal service is actually provided.

As of December 31, 2015, there were 47 lawsuits pending against the Argentine subsidiary in the Argentine ordinary courts and 1.050 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2015, there were two claims pending against the Mexican subsidiaries in the Mexican ordinary courts and 82 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2015, there were 612 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of December 31, 2015, there were 1,871 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

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

Litigation

On February 22, 2008, Nike International Ltd., (or “Nike”), requested a preliminary injunction against our Argentine subsidiary DeRemate.com de Argentina S.A. (or “DeRemate”), in the Federal Court on Civil and Commercial Matters in Buenos Aires, Argentina. Nike alleged that this subsidiary was infringing Nike trademarks as a result of sellers listing allegedly counterfeited Nike branded products through the website www.deremate.com.ar. A preliminary injunction was granted in February 2008 to suspend the offer of Nike-branded products until sellers could be properly identified. DeRemate appealed the decision. In November 2008, the Federal Court of Appeals on Civil and Commercial Matters lifted the prohibition to allow on the website of DeRemate any listing related to Nike branded products subject to our requesting certain personal information from users listing those items. On March 25, 2008 Nike sued DeRemate in the same venue, for the same reasons argued in the request preliminary injunction. DeRemate presented its defense on September 11, 2009. On May 27, 2014, the Lower Court Judge issued a ruling considering that DeRemate was not liable for the alleged infringement by sellers’ listings, but it considered that DeRemate was liable for the breach of contract entered into by the parties which established a “notice and take down” procedure. On June 6, 2014, DeRemate filed an appeal that was denied on May 5, 2015 by the Federal Court of Appeals on Civil and Commercial Matters. The Federal Court decided, among other things, that DeRemate shall (i) pay to plaintiff AR$200,000 for damages and (ii) restrain from buying keywords related with plaintiff´s trademarks. In May 2015 DeRemate filed recourse and an appeal to the Supreme Court under the same Federal Court. As of the date of this report, the Federal Court’s decision was still pending. The opinion of our management, based on the external legal counsel opinion of DeRemate, is that the risk of loss in this case is probable as of the date of this report.

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

On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. On December, 19, 2014 Brazilian Federal Supreme Court overruled Citizen’s Extraordinary Appeal, ending the discussion regarding the injunction sought by Citizen which was definitely not granted. On February 19, 2015 the judge preceding the 31st Central Civil Court of the City of São Paulo, State of São Paulo, Brazil ruled the case in its merits totally in favor of the Brazilian subsidiary, stating that MercadoLivre shall not be held responsible for any of Citizen’s pleas and allegations and Citizen did not appeal the mentioned decision and, as a consequence, the case is closed. On the merits of the injunction is still pending. The opinion of our management, based on the external legal counsel opinion, is that the risk of loss is therefore remote.

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately $2,500 per day of non-compliance. On June 29, 2009, the Company presented recourse to the lower court, which was not granted. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers/buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. We appealed the decision to the Brazilian Federal Superior Court of Justice. As of the date of this report we appeal to the Brazilian Federal Superior Court of Justice was still being processed before the State Court of Appeals. On March 23, 2015 the State of São Paulo Prosecutor and MercadoLivre have settled the case by agreeing that MercadoLivre (i) will not be held liable for the quality, nature or defective products or services purchased through the Brazilian website, and/or damages suffered by buyers for purchases made using the website and paid directly to sellers, and (ii) will be jointly liable when buyer used MercadoPago in a purchase made through the website and liable for MercadoLivre’s own services. On July 15, 2015, the settlement was homologated and therefore the case is closed as of the date of this report.

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against our Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judge ruled in favor of the Company and dismissed the claim against us. The Public Prosecutor appealed the decision and MercadoLivre presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and we presented our response on July 2, 2013. On May 5, 2015 the Brazilian Superior Court of Justice did not accept the extraordinary appeal filed by the Public Prosecutor. The Public Prosecutor filed an appeal against such decision, aiming the appeal to be accepted and ruled by Brazilian Federal Supreme Court, which was not accepted on June 16, 2015. The state prosecutor filed the last appeal, which awaits trial. The opinion of our management, based on the external legal counsel opinion, is that the risk of loss is remote.

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of this report, the total amount of the claim is approximately $3.3 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$ 9.5 million, which including accrued interests amounted to R$ 12.7 million or $3.3 million, according to the exchange rate at December 31, 2015, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of December 31, 2015, the 8th Public Treasury Court of the County of São Paulo ruling was still pending. The opinion of our management, based on the external legal counsel opinion, is that the risk of loss is remote.

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of R$47.5 million or $12.1 million, according to the exchange rate at December 31, 2015. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 we presented our response to the mentioned defense. As of December 31, 2015, the lower court’s ruling was still pending.

In January 2005 the Brazilian subsidiary moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore the Company believes that has strong defenses to the claims of the São Paulo authorities with respect to these periods for both tax claims. The Company’s management based on the external legal counsel opinion, believe that the risk of loss is remote for the both claims, and as a result, has not reserved any provisions for these claims. The collection date of the legal deposits cannot be determined since it will depend on the actual duration of the related legal proceedings.

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $1.3 million, according to the exchange rate at December 31, 2015. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, decreasing the outstanding debit to R$1,7 million or $445 thousands according to the exchange rate at December 31, 2015. On November 21, 2014, the Company appealed to the Superior Administrative Court of Tax Appeals. As of the date of this report the Superior Administrative Court of Tax Appeals ruling was still pending. Our management based on the external legal counsel opinion, believe that the tax position adopted is more likely than not, based on the technical merits of the tax position, that it will be sustained, and as a result, we have not recorded any liability for this claim.

On June 11, 2007, Praetorium – Instituto de Ensino, Pesquisa e Atividades de Extensão e Direito Ltda. filed a suit against the Company before the 4th Civil Court of the City Central Civil Court State of Belo Horizonte claiming for moral and material damages due to copyright, intellectual and property rights infringement by unauthorized commercialization of its courses on the Company’s platform as well as requesting a preliminary injunction. On July 4, 2007 the injunction was granted. The Company filed an appeal against the injunction decision and on January 1st, 2008 it was granted the suspension of its effects until the appeals trial. On July 7, 2012 the judge ruled the case in its merits in favor of Praetorium, imposing to the Company: (i) R$ 10,000 as punitive damages; (ii) fine of R$ 300,000 due to violation of the injunction order, and (iii) damages based on an intellectual property breach to be determined by arbitration, based on the value of 3,000 copies of the courses offered by Praetorium, at their average market price. The Court decision, however, was limited to R$ 10,000. Both parties appealed the decision and on April 15, 2013 both appeals were partially accepted, dismissing punitive damages but with no limitation to R$ 10,000.  Praetorium enforced the execution of the fine and damages and on December 1, 2015 the court expert estimated the value of material damages in R$4.8 million or $1.2 million according to the exchange rate on December 31, 2015. On January 21, 2016, the Company formally challenged the amount determined by the expert, and also presented an opinion of its technical assistant. The Company awaits the judge's decision. The opinion of our management, based on the external legal counsel opinion, is that the risk of losing the case is probable.

On November 6, 2014 our Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by our Brazilian subsidiaries to the our Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. We presented an appeal in September, 2015 and as of December 31, 2015, we are waiting for the second instance decision. As a result, we started making deposits in court for the controversial amounts. As of December 31, 2015, we recorded in the balance sheet deposits in court for R$6.3 million or $1.6 million, according to the exchange rate at December 31, 2015 under the caption non-current other assets. Our management, based on the external legal counsel opinion, believe that the tax position adopted is more likely than not, based on the technical merits of the tax position and the existence of favorable decisions of the Federal Regional Courts. For that reason, we have not recorded any expense or liability for the controversial amounts.

On August 23, 2012, the tax authority of the City of Buenos Aires, Argentina has asserted taxes and fines against MercadoLibre, relating to the Sales Tax for the period 2007-2011 in an approximate amount of AR$3.4 million or $0.4 million, according to the exchange rate as of December 31, 2015. On September 13, 2011 the Company presented administrative recourses against the tax authorities’ claim. On October 29, 2013, the tax authority of the City of Buenos Aires confirmed the taxes and fines claimed against MercadoLibre, condemning it to pay the sum of AR$3.4 (or $0.3 million according to the exchange rate as of December 31, 2015) in concept of owed taxes and the sum of AR$2.3 (or $0.2 million according to the exchange rate as of December 31, 2015) in concept of fines plus interest. On November 28, 2013, MercadoLibre appealed the decision of the tax authority of the City of Buenos Aires by filing a motion of reconsideration. In the same time filed another motion to the Arbitral Committee of the Multilateral Convention to dismiss the decision of the tax authority of the City of Buenos Aires. On December 19, 2014 the tax authority of the City of Buenos Aires denied the administrative appeal (motion of reconsideration). On February 12, 2015 MercadoLibre appealed that decision by filing a new administrative appeal (hierarchical appeal). In relation to the motion filed to the Arbitral Committee of the Multilateral Convention on February 2, 2015, the Arbitral Committee decided reject the motion confirming the decision of the tax authority of the City of Buenos Aires. On April 23, 2015, MercadoLibre appealed the decision to the Plenary Committee of the Multilateral Convention. On November 25, 2015, MercadoLibre obtained a (non-binding) ruling from the Plenary Committee of the Multilateral Convention against the City of Buenos Aires through which decided to admit the motion filed by MercadoLibre. As of the date of this report the hierarchical appeal filed to the General Director of the tax authority of Buenos Aires is still pending. The Company´s management, based on the external legal counsel opinion, believe that the risk of loss is possible but not probable, and as a result, we have not reserved any provisions for this claim.

On September 29, 2014, the Argentina Commercial Labor Union “Federación Argentina de Empleados de Comercio y Servicios” (“Sindicato de Comercio” or the “Plaintiff”) filed a lawsuit against our Argentine subsidiary, MercadoLibre S.R.L. (“MercadoLibre” or the “Company”), in the First Instance National Court on Labor Matters Number Fifty Eight of Buenos Aires, Argentina (the “Court”). The Plaintiff seeks the payment of allegedly unpaid monthly obligations due for employees for the last 10 years, for AR$ 3.2 million or $0.2 million plus interests and legal expenses. On August 12, 2015 the Company has settled the case in the amount of ARS 2.4 million plus interest and legal expenses. As a consequence, as of December 31, 2015, this case is closed.

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, the Company presented its defense. On March 24, 2014, the Company filed an appeal against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. On October 16, 2014, the State Court of Rio Grande do Sul, Brazil, ruled the Interlocutory Appeal in favor of the Brazilian subsidiary, revoking definitely the injunction. As of the date of this report the case merits’ ruling by the 15th Civil Court of Porto Alegre was still pending. The opinion of our management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

On June 13, 2014, the consumer association called “Consumidores Financieros Asociación Civil Para Su Defensa” (“Consumidores Financieros”) filed a class action against the Company’s Argentine subsidiary, MercadoLibre S.R.L. (“MercadoLibre”), in the First Instance National Court on Commercial Matters Number Four of Buenos Aires, Argentina (the “Court”). Consumidores Financieros acts on behalf of customers who have used MercadoPago in Argentina and claims that MercadoLibre has infringed certain consumer provisions of the Consumer Protection Law, mostly related to certain information to be provided to consumers in relation to the transactions performed through MercadoPago by users holding credit cards that are not associated to MercadoLibre’s promotions, and charged them excessive interest rates when users paid by installments. Consumidores Financieros seeks that (i) MercadoLibre provides clear and complete information about the costs of its service MercadoPago in Argentina, (ii) MercadoLibre reimburse users who have used MercadoPago in the last 10 years, an amount equivalent to the difference between the interest rate actually charged by MercadoLibre for the users that pay through MercadoPago by installments and the interest rate set down by the section 36 of the CPA in cases of violation of the duty of information as per section 36 (average annual rate set down by the Argentine Central Bank, which is 26.31% as of the date of this report), (iii) the Court establish the interest rate to be charged in future transactions where users pay by installments, estimate by Consumidores Financieros in twice the interest rate charged by the Banco de la Nación Argentina in commercial transactions (as of the date of this report the doubled interest rate is estimated at 50%), and (iv) condemn MercadoLibre to pay punitive damages on the amount of AR$500 per each transaction performed in alleged violation to section 36 of the CPA. The Company filed its defense on October 3, 2014. On April 17, 2015, the court decided to begin with the evidence stage, and ordered the production of the parties´evidence. As of the date of this report the opinion of our management, based on the external legal counsel opinion, is that the risk of MercadoLibre losing the case is remote.

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

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2015, the closing price of our common stock was $114.34 per share. As of February 22, 2016, we had approximately 20 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Market:

	High	Low
2014
1st quarter	$112.88	$87.88
2nd quarter	$99.00	$79.52
3rd quarter	$118.90	$86.25
4th quarter	$144.23	$102.44

2015
1st quarter	$137.99	$116.72
2nd quarter	$153.42	$121.60
3rd quarter	$143.12	$85.75
4th quarter	$127.77	$88.19

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2015.

Dividend Policy

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

In each of February, April, July and October of 2015, our Board of Directors declared quarterly cash dividends of $4.5 million (or $0.103 per share on our outstanding shares of common stock). The dividends were paid on April 15, July 15, October 15, 2015 and January 15, 2016 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 31, 2015.

On February 19, 2016, our board of directors declared a quarterly cash dividend of $6.6 million (or $0.150 per share on our outstanding shares of common stock). The dividend is payable on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016.

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

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2015 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on December 31, 2007 through December 31, 2015 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance:

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

	Year Ended December, 31
(in millions)	2015 (*)	2014 (*)	2013 (*)	2012 (*)	2011 (*)
Statement of income data:
Net revenues	$ 651.8	$ 556.5	$ 472.6	$ 373.6	$ 298.9
Cost of net revenues	(215.0)	(159.0)	(130.1)	(98.1)	(72.1)
Gross profit	436.8	397.6	342.5	275.5	226.9

Operating expenses:
Product and technology development	(76.4)	(53.6)	(40.9)	(28.6)	(23.3)
Sales and marketing	(128.6)	(111.6)	(90.5)	(72.0)	(65.0)
General and administrative	(76.3)	(62.4)	(57.6)	(45.2)	(38.8)
Impairment of Long-Lived Assets	(16.2)	(49.5)	—	—	—
Total operating expenses	(297.6)	(277.1)	(189.0)	(145.9)	(127.1)
Income from operations	139.2	120.5	153.5	129.6	99.8

Other income (expenses):
Interest income and other financial gains	20.6	15.3	10.7	11.9	9.9
Interest expense and other financial charges	(20.4)	(11.7)	(2.4)	(1.1)	(3.6)
Foreign currency gain / (loss)	11.1	(2.4)	1.3	0.0	2.4
Other income / (expenses), net	—	—	—	(0.2)	0.1

Net income before income / asset tax	150.5	121.8	163.1	140.2	108.5
Income / asset tax (expense)	(44.7)	(49.1)	(45.6)	(38.9)	(31.7)

Net income	105.8	72.7	117.5	101.3	76.8
Less: Net Income attributable to Noncontrolling	—	0.1	—	0.1	—
Net income available to common shareholders	$ 105.8	$ 72.6	$117.5	$ 101.2	$ 76.8

 (*) The table above may not total due to rounding.

		At December 31,
(in millions, except for per share data)	2015	2014	2013	2012	2011
Balance sheet data:
Total assets	$1,003.6	$966.8	$592.4	$478.7	$355.9
Long term debt	294.3	282.2	2.5	0.1	0.1
Total liabilities	664.1	611.1	244.9	184.9	132.8
Net assets	339.5	355.8	347.5	293.8	223.1
Redeemable Noncontrolling Interest	—	—	4.0	4.0	4.0
Common stock	0.1	0.1	0.1	0.1	0.1
Equity	339.5	355.8	343.5	289.8	219.2
Cash dividend declared per common share	$0.412	$0.664	$0.572	$0.436	$0.320

	Year Ended December 31,
	2015	2014	2013	2012	2011
Earnings per share data:
Basic net income available to common stockholders per common share	$2.40	$1.63	$2.66	$2.30	$1.73
Diluted net income per common share	$2.40	$1.63	$2.66	$2.30	$1.73
Weighted average shares(1):
Basic	44,155,680	44,153,884	44,152,600	44,147,861	44,138,397
Diluted	44,155,680	44,153,884	44,152,600	44,149,838	44,151,437
(1) Shares outstanding at December 31, 2015 were 44,156,854.

	Year ended December 31,
(in millions)	2015	2014	2013	2012	2011
Other data:
Number of confirmed registered users at end of period (1)	144.6	120.9	99.5	81.5	65.8
Number of confirmed new registered users during period (2)	23.7	21.5	18.0	15.6	12.9
Gross merchandise volume (3)	$7,150.8	$7,081.9	$7,305.3	$5,703.9	$4,820.1
Number of successful items sold (4)	128.4	101.3	83.0	67.4	52.8
Total payment volume (5)	$5,184.1	$3,523.2	$2,497.7	$1,786.7	$1,311.9
Total payment transactions (6)	80.4	46.3	31.5	23.5	14.3
Capital expenditures (7)	$109.3	$76.1	$117.6	$18.1	$24.7
Depreciation and amortization	$23.2	$16.9	$11.9	$8.9	$7.3

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.
(7)	Includes payments for businesses acquired (net of cash acquired), payments of remaining amount from business acquisitions and purchases of intangible assets and property and equipment.

Non-GAAP Measures of Financial Performance

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we use free cash flows as non-GAAP measure.

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

Reconciliation of this non-GAAP financial measure to the most comparable U.S. GAAP financial measure can be found in the tables included in this annual report.

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

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Years ended December 31, (*)
(In millions)	2015	2014	2013
Net Cash provided by Operating Activities	221.4	$ 197.1	$ 142.5
Payment for acquired business, net of cash acquired	(45.0)	(40.8)	(3.4)
Advance for property and equipment	(23.4)	—	—
Financial Liabilities for acquisition of property and equipment	5.0	—	—
Purchase of intangible assets	(1.7)	(0.9)	(0.5)
Purchase of property and equipment	(39.2)	(34.4)	(113.8)
Free cash flow	117.1	121.0	24.8

 (*) The table above may not total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;

•	a discussion of our principal trends and results of operations for the years ended December 31, 2013, 2014, and 2015;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;

•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•	a discussion of the market risks that we face.

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) hosts the largest online commerce platform in Latin America, which is focused on enabling e-commerce and its related services. Our platforms are designed to provide our users with a complete portfolio of services facilitating e-commerce transactions. Additionally we are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views. Additionally, we also operate online commerce platforms in the Dominican Republic, Panama, Portugal, Paraguay, Bolivia and Guatemala.

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

Through MercadoLibre Classifieds Service, our online classified listings service, our users can offer for sale and generate leads on listings in motors, real estate and services verticals in all countries where we operate.

As a further enhancement to the MercadoLibre Marketplace our MercadoLibre Advertising program enables businesses to promote their products and services on the Internet. Through MercadoLibre Advertising, users and advertisers are able to place display and/or text advertisements on our web pages in order to promote their brands and offerings. MercadoLibre Advertising offers advertisers a cost efficient and automated platform that enables advertisers to acquire traffic through advertisements placed on our platform. Advertisers purchase, on a cost per click basis, advertising space that appears around product search results for specific categories and other pages. These advertising placements are clearly differentiated from product search results and direct traffic both to and from our platform depending on the advertiser.

Additionally through MercadoShops users, and online webstores solution, can set-up, manage and promote their own on-line webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and value added services on their webstores.

To close out our suite of e-commerce services, we have launched the MercadoEnvios shipping solution in Brazil, Argentina, Mexico and Colombia. Through this solution, we offer cost efficient integration with existing logistics and shipping carriers to sellers on our platforms. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil since the second quarter of 2015.

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

In January 2008, we acquired 100% of the issued and outstanding shares of capital stock of Classified Media Group, Inc., or CMG, and its subsidiaries. CMG and its subsidiaries operate an online classified advertisements platform primarily dedicated to the sale of vehicles at www.tucarro.com in Venezuela, Colombia and Puerto Rico and real estate at www.tuinmueble.com in Venezuela, Colombia, Panama, the United States, Costa Rica and the Canary Islands. On the acquisition date, we paid $19.0 million subject to certain escrows and working capital adjustment clauses. On June 27, 2008, the Company released to the former CMG shareholders $1.9 million in full satisfaction of the management escrow. On January 22, 2009, we released the escrow balance of $1.1 million to the sellers of CMG.

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

In September 2011, we acquired 60% of outstanding membership interests of Autopark LLC, a limited liability company organized under the laws of Delaware wich holds 100% of the ownership interest of AP Clasificados, an online classified advertisements platform in Mexico primarily dedicated to the sale of vehicles at www.autoplaza.com.mx and real estate at www.homeshop.com.mx. The aggregate purchase price paid in cash was $5.5 million and includes URLs, domain names, trademarks, databases non-compete agreements and intellectual property rights that are used or useful in connection with the online platforms of the acquired business. Additionally, in December 2014, we exercised the call option and acquired the remaining 40% of the membership interests in Autopark LLC. The consideration paid was $4.0 million.

In March 2013, we acquired 100% of the equity interests in an Argentine software development company located in the Province of Cordoba, Argentina, for an aggregate purchase price of $3.4 million. The objective of this acquisition was to enhance our software development capabilities.

In April 2014, we acquired 100% of the issued and outstanding shares of capital stock of the companies VMK S.A. (Merged with Meli Inversiones Spa on August, 2014), Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platforms dedicated to the sale of real estate in Chile through Portal Inmobiliario brand (www.portalinmobiliario.com ) and in Mexico through the Guia de Inmuebles brand (www.guiadeinmuebles.com ). The aggregate purchase price was $ 38.0 million.

In December 2014, we acquired 100% of the equity interests in Business Vision S.A., an Argentine software development company located in the city of Buenos Aires, for an aggregate purchase price of $4.8 million. The objective of this acquisition was to enhance our software development capabilities.

In April 2015, we acquired 100% of the issued and outstanding shares of capital stock of KPL Soluções Ltda., a company that develops ERP software for the e-commerce industry in Brazil. The aggregate purchase price was $22.7 million. The objective of this acquisition was to offer an even more seamless way for our customers to sell on our marketplace. Also in April 2015, we acquired 100% of the issued and outstanding shares of capital stock of Metros Cúbicos, S.A. de C.V., a  company that operates an online classified advertisement platform dedicated to the sale of real estate in Mexico. The aggregate purchase price was $29.9 million. The objective of this acquisition was to increase our participation in the e-commerce business in that country.

Recent developments

Office Building Acquisition Agreement in Caracas, Venezuela

During December 2015, the Company through its Venezuelan subsidiary acquired an office property located in Caracas, for a total amount of BF$1,274.1 million, or approximately $6.4 million. The price of the transaction was paid with own funds as follows: i) $5.5 million of the price, was paid at the date of signing the memorandum of understanding recorded as an advance for fixed assets included in non-current Other assets, and ii) $0.9 million of the price was paid in January 2016.

Argentina Foreign Currency status

On December 17, 2015 the new Argentine government introduced significant changes into the foreign exchange regulatory framework that had been in place for the past four years under former president. These new measures include the removal of Argentina’s strict currency controls that restricted the ability of companies and individuals to exchange Argentine pesos for foreign currencies.

During December 2015 the Argentine peso exchange rate increased by approximately 37% against the U.S. dollar, to 13.30 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, the Company recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of February 25, 2016, the Argentine Peso exchange rate against the U.S. dollar was 15.6.

With this new policy, prior approval of foreign exchange transactions by the Argentine Administration of Public Revenues is no longer required for the purchase of foreign currency. In addition, access to the local foreign exchange market without requiring prior Central Bank approval is allowed for all of the following: real estate investments abroad, loans granted to non-Argentine residents, Argentine residents’

contributions of direct investments abroad, portfolio investment of Argentine individuals abroad, certain other investments abroad of Argentine residents, portfolio investments of Argentine legal entities abroad, purchase of foreign currency bills to be held in Argentina, as well as purchase of traveler checks. The total amount of foreign currency purchased for all the above mentioned items cannot exceed $2.0 million per month in the aggregate.

Reporting Segments and Geographic information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Mexico, Venezuela and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Guatemala, Bolivia, Paraguay, Uruguay and the United States of America (real estate classifieds in the State of Florida only). Although we discuss long-term trends in our business, it is our policy to not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our Company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short term tactics to grow stronger than us.

The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2015, 2014 and 2013:

	Years ended
	December 31,
(% of total consolidated net revenues) (*)	2015	2014	2013
Brazil	44.6%	49.2%	43.7%
Argentina	37.6	27.1	25.8
Venezuela	6.2	10.4	17.9
Mexico	6.2	6.8	6.9
Other Countries	5.4	6.6	5.6

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2015, 2014 and 2013:

	Year ended		Change from 2014		Year ended		Change from 2013
	December 31,		to 2015 (*)		December 31,		to 2014 (*)
	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 290.6	$ 273.6	$ 17.0	6.2%	$ 273.6	$ 206.4	$ 67.2	32.6%
Argentina	245.0	150.7	94.3	62.6	150.7	122.1	28.5	23.4
Venezuela	40.5	58.0	(17.6)	(30.2)	58.0	84.6	(26.5)	(31.4)
Mexico	40.3	37.7	2.7	7.1	37.7	32.8	4.8	14.7
Other Countries	35.4	36.5	(1.2)	(3.2)	36.5	26.7	9.9	37.0
Total Net Revenues	$ 651.8	$ 556.5	$ 95.3	17.1%	$ 556.5	$ 472.6	$ 83.9	17.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Guatemala, Bolivia, Paraguay, Uruguay and the United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, real estate listings, motors listings, financing fees, off-platform payment fees, shipping fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2015, 2014 and 2013:

	Years ended
	December 31, (*)
Consolidated net revenues by revenue stream	2015	2014	2013

Marketplace	$393.0	$376.2	$331.3
Non-Marketplace (**)	258.8	180.4	141.3
Total	$651.8	$556.5	$472.6

(*)	The table above may not total due to rounding.
(**)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping and other ancillary services.

Revenues from Marketplace transactions are generated from:

•	up-front fees; and
•	final value fees.

For Marketplace services, final value fees representing a percentage of the sale value are charged to the seller once the item is successfully sold. Up-front fees are charged to the seller in exchange for improved exposure of the listings throughout our platform and are not subject to the successful sale of the items listed.

Revenues for the Non-Marketplace services are generated from:

•	financing fees;

•	off-platform payment fees;

•	motors up-front fees;

•	ad sales up-front fees;

•	•	real estate listings up-front fees;
•		shipping fees;

•	and fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off-Marketplace-platform transactions; and

•	revenues from financing that occur when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our marketplace platform.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three years ended December 31, 2015, 2014 and 2013, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in 16 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.1%, 7.1% and 6.0% of net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Sales and marketing expenses

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, chargebacks related to our MercadoPago operations, charges related to our buyer protection programs, the salaries of employees involved in these activities, public relations costs, marketing activities for our users and depreciation and amortization costs.

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

The following table summarizes the composition of our income/asset taxes for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
(In millons)	2015 (*)	2014 (*)	2013 (*)

Current:
Federal	0.1	-	-
Foreign	45.9	66.8	49.5
	46.0	66.8	49.5
Deferred:
Federal	-	0.5	0.8
Foreign	(1.3)	(18.1)	(4.9)
	(1.3)	(17.6)	(4.1)
	44.7	49.1	45.4
Asset Tax:
Foreign	-	-	0.2
	-	-	0.2

Income / asset tax expense	44.7	49.1	45.6

(*)The table above may not total due to rounding.

Seasonality

The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter Ended
(in millions, except for share data)	March 31,	June 30,	September 30,	December 31,
2015
Net Revenues	$ 148.1	$ 154.3	$ 168.6	$ 180.7
Gross profit	103.4	104.0	111.8	117.6
Net Income	1.7	19.5	45.6	39.0
Net Income per share-basic	0.04	0.44	1.03	0.88
Net Income per share-diluted	0.04	0.44	1.03	0.88
Weighted average shares
Basic	44,154,796	44,155,271	44,155,830	44,156,800
Diluted	44,154,796	44,155,271	44,155,830	44,156,800

2014
Net Revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Gross profit	83.8	95.5	104.5	113.7
Net Income/ (loss)	30.3	(25.6)	33.8	34.2
Net Income (loss) per share-basic	0.69	(0.58)	0.76	0.76
Net Income (loss) per share-diluted	0.69	(0.58)	0.76	0.76
Weighted average shares
Basic	44,153,818	44,153,892	44,153,892	44,154,412
Diluted	44,153,818	44,182,668	44,153,892	44,154,412

2013
Net Revenues	$ 102.7	$ 112.2	$ 123.1	$ 134.6
Gross profit	74.1	81.1	88.9	98.4
Net Income	17.5	30.0	29.1	40.8

Net Income per share-basic	0.40	0.67	0.66	0.93
Net Income per share-diluted	0.40	0.67	0.66	0.93
Weighted average shares
Basic	44,151,323	44,152,933	44,152,933	44,153,185
Diluted	44,151,357	44,152,933	44,152,933	44,153,185

Seasonal fluctuations in Internet usage and retail seasonality have affected, and are likely to continue to affect, our business. Typically, the fourth quarter of the year is the strongest in terms of revenues in every country where we operate due to the significant increase in transactions before the Christmas season. Our slowest period is typically the first quarter of the year. The months of January, February and March normally correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This is partially mitigated by the countries located in the northern hemisphere, such as Colombia, Mexico and Venezuela for which the slowest months are their summer months of July, August and September.

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

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period. The resulting translation adjustment is recorded as part of other comprehensive income (losses), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gains/ losses”.

All our foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using the period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings.

Venezuelan Currency Status

According to U.S. GAAP, we have transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar were the functional currency for such operation.

During December 2013, the Venezuelan regulation that created the SICAD 1 exchange system was amended to expand its use, and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Additionally, on January 23, 2014, the exchange regulation was amended to include foreign currency sales for certain transactions, such as but not limited to: contracts for leasing and services, use and exploitation of patents, trademarks, foreign investments and payments of royalties, contracts for technology import and technical assistance. Due to the change in rules that provided for the creation of the SICAD 1 system, the official exchange rate remains only available to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Government, which does not include those relating to the Company’s business. As a consequence, SICAD 1 became, from that moment, the primary system to which we would have to request U.S. dollars to settle its transactions. As a result, from January 24 to May 15, 2014, the exchange rate used to re-measure our net monetary asset position in Bolivares Fuertes (“BsF”) and BsF transactions of its Venezuelan operations was the SICAD 1 exchange rate.

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that was intended to allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and companies such as Petróleos de Venezuela, S.A. (PDVSA, the oil state-owned corporation of Venezuela), the Central Bank of Venezuela (“BCV”) and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for that exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. Since implementation of the SICAD 1 system, the Company was unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system, on May 16, 2014, we decided to start requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system was an open mechanism that was intended to permit any company to request dollars for any purpose. Consequently, we were eligible for and were granted, U.S. dollars through the SICAD 2 mechanism.

As a consequence of the determination to obtain U.S. dollars through SICAD 2 and the lack of access to SICAD 1, since May 16, 2014 we concluded that the SICAD 2 exchange rate should be used to re-measure their bolivar-denominated monetary assets and liabilities in BsF and to re-measure the results of its Venezuelan operations, effective as of May 16, 2014. As a consequence, we recorded a foreign exchange loss of $16.5 million during the second quarter of 2014.

In light of those economic conditions in Venezuela, the determination to access SICAD 2 and re-measure the BsF denominated monetary assets and liabilities of its Venezuelan subsidiaries, and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed in May 2014, the long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate properties would not be fully recoverable. As a result, we recorded an impairment of long-lived assets of $49.5 million in the second quarter of 2014. The carrying amount was adjusted to its estimated fair value of that date, by using the market approach, and considering prices for similar assets.

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

In light of the disappearance of SICAD 2, and we inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and was granted U.S. dollars through SIMADI. As a result, we from that moment expected to settle its transactions through SIMADI and concluded that the SIMADI exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million during the first quarter of 2015, with no significant foreign exchange losses recorded during the second, third and forth quarter of 2015.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we have reviewed its long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, we have recorded an impairment of long-lived assets of $ 16.2 million on March 31, 2015. The carrying amount has been adjusted to its estimated fair value as of March 31, 2015, by using the market approach, and considering prices for similar assets. As of December 31, 2015, the SIMADI exchange rate was 198.70 BsF per U.S. dollar.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange regulations in Venezuela that are described above and elsewhere in these financial statements. In addition, its business and ability to obtain U.S. dollars in Venezuela would be negatively affected by additional material devaluations Venezuelan default or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government.

Despite the current difficult macroeconomic environment in Venezuela, we continue to actively manage, through its Venezuelan subsidiaries, its investment in Venezuela. Regardless the current operating, political and economic conditions and certain other factors in Venezuela, management currently plans to continue supporting its business in Venezuela in the long run.

Impairment of long-lived assets, goodwill and intangible assets with indefinite useful life

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

We recorded an impairment of long-lived assets of $49.5 million during May 2014 and of $16.2 million on March 31, 2015 relating to certain real estate investments in Venezuela. The carrying amount was adjusted to its estimated fair value by using the market approach and considering prices for similar assets. For a complete discussion on such impairment, see “Foreign Currency Translation—Venezuelan currency status” above.

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

For the year ended December 31, 2015, the fair values of the reporting units and the intangible assets with indefinite useful lives were estimated using a combination of the income or discounted cash flows approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 10.3% to 25.0%. The average discount rate used for 2015 was 16.6%. That rate reflected the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”), Total Payment Volume (“TPV”), Total Payment Transactions (“TPN”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the benchmark in the analysis includes a business to e-commerce rate, which represents the growth of e-commerce as a percentage of GDP, Internet penetration rates as well as trends in the Company’s market share.

For the year ended December 31, 2015, based on the quantitative assessment, the Company determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives are greater than their carrying amount.

If the carrying amount of any given reporting unit or any intangible asset with indefinite useful life exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods included in the financial statements set forth in Item 8 as management’s assessment of each reporting unit fair value materially exceeds its carrying value.

We believe that the accounting estimate related to impairment of long lived assets and goodwill is critical since it is highly susceptible to change from period to period because: (i) it requires management to make assumptions about gross merchandise volume growth, total payment volume, total payment transactions, future interest rates, sales and costs; and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income would be material. Management’s assumptions about future sales and future costs require significant judgment.

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

Convertible Senior Notes

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes.

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

In connection with the issuance of the Notes, we paid $19.7 million to enter into capped call transactions with respect to shares of our common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per share of common stock, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of $155.78 per share of common stock.

The $19.7 million cost of the capped call transactions, which net of deferred income tax effect amounts to $12.8 million, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the years ended December 31, 2015 and 2014 — Debt”.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. At December 31, 2015, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

Stock-based compensation

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

On September 27, 2013, March 31, 2014 and August 4, 2015, our Board of Directors, upon the recommendation of the Compensation Committee approved the 2013, 2014 and 2015 employee retention programs, or 2013, 2014 and 2015 LTRP. The awards under 2013, 2014 and 2015 LTRP are payable in cash, common stock or a combination thereof, in addition to the annual salary and bonus of each employee. The Company has granted the right to any LTRP participant to request settlement in cash.

The 2013, 2014 and 2015 LTRP is paid in six equal annual quotas of 16.67% each, commencing on March 31, 2014, 2015 and 2016 respectively. Each quota is calculated as follows:

•	8.333% of the amount is calculated in nominal terms,

•

8.333% is adjusted by multiplying the nominal amount by the average closing stock price for the last 60 trading days of the year previous to the payment date and divided by the average closing stock price for the last 60 trading days of 2012, 2013 and 2014. The average closing stock price for the 2013, 2014 and 2015 LTRP amounted to $79.57, $118.48 and $127.29.

All 2009, 2010, 2011, 2012, 2013, 2014 and 2015 LTRPs (as amended) have performance and/or eligibility conditions to be achieved at each year end and also require the employee to be still employed by the Company at the payment date.

The variable share compensation cost of the 2009, 2010, 2011, 2012, 2013, 2014 and 2015 LTRPs (as amended) are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. The 2009, 2010, 2011, 2012, 2013, 2014 and 2015 LTRPs nominal basis share are recognized in straight line bases using the equal annual accrual method.

Additionally, on August 4, 2015, the Board of Directors, upon recommendation of the Compensation Committee, approved an amendment of each of the Company´s 2009, 2010, 2011, 2012 2013 and 2014 Long Term Retention Plans (“LTRPs”), effective as of January 1, 2015. These LTRPs were amended to (a) revise the prior LTRPs’ definition of the term “Market Value” to distinguish between a Change in Control (as defined in the amended LTRPs) in which the Company is the surviving entity and those transactions in which it is not the surviving entity and (b) include special payment rules in the case of participants who experience a Covered Termination within 120 days before a Change in Control or after a Change in Control. These amendments are also included in the 2015 LTRP described above.

Under these amendments, (a) each participant should receive a single payment equal to fifty percent (50%) of the Award payments scheduled to be paid after a Change in Control (based on the Market Value on the date the Change in Control occurs), and (b) each award payment scheduled to be paid after the Change in Control shall be reduced by fifty percent (50%), to reflect the single payment, and should continue to be paid on March 31 every year. As of the date of issuance of the report, the probability of a Change in Control is remote. According to the amended Change in Control provision, the effects of the acceleration in vesting shall be recorded once the Change in Control event becomes probable.

The following tables summarize the accrued compensation expense for 2009, 2010, 2011, 2012, 2013, 2014 and 2015 LTRPs (as amended) accrued compensation expense for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
LTRP 2009	16	665	1,563
LTRP 2010	339	930	1,612
LTRP 2011	465	1,108	1,698
LTRP 2012	641	1,385	2,013
LTRP 2013	2,205	3,935	4,759
LTRP 2014	2,763	3,829	—
LTRP 2015	3,784	—	—
	10,213	11,852	11,645

On September 27, 2013, our Board of Directors, upon the recommendation of our Compensation Committee, adopted a director compensation program or “Director Compensation Program” that sets compensation for the Company’s outside directors for the period of June 2013 to June 2016. The Director Compensation Program, which became effective as of June 2013, provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award. The non-adjustable Board service award consists of a fixed cash payment of $50,000. The adjustable Board service award consists of a fixed cash amount of $70,000 multiplied by the quotient of (a) the average closing sale price of our common stock on the NASDAQ Global Market during the 30-trading day period preceding the Annual Meeting of Stockholders to be held during the respective compensation period divided by (b) the average closing sale price of our common stock on The NASDAQ Global Market during the 30-trading day period preceding the prior Annual Meeting of Stockholders. The Director Compensation Program also includes a non-adjustable chair service award for committee services from June 2013 to June 2016. Under the terms of the Director Compensation Program, the chair of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $21,913, $17,531, $7,304 and $14,609, respectively.

The total accrued compensation cost related to our outside directors for the years ended December 31, 2015, 2014 and 2013 was the following:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Chairman Fee	61	61	56
Adjustable Award	718	545	575
Non-adjustable Award	398	359	323
	1,177	965	954

Stock option awards granted under the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “1999 Plan”) are at the discretion of our Board of Directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2015, there are no outstanding options granted under the 1999 Plan. As of December 31, 2015, there were 238,615 shares of common stock available for additional awards under the 1999 Plan.

There were no stock-based compensation expenses related to stock options for the years ended December 31, 2015, 2014 and 2013.

No stock options were granted during the period from January 1, 2007 to December 31, 2015.

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

On July 22, 2015 the FASB issued the ASU 2015-11. The amendments in this update apply to inventory measured using first-in, first-out (“FIFO”), or average cost. An Entity should measure inventory with in the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably practicable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our financial statements.

On May 28, 2014, the FASB issued A SU No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for all other entities was for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.   The amendments in ASU 2015-14, issued on August 12, 2015, defer the effective date of Update 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On August 16, 2015 the FASB issued the ASU 2015-15. To clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The guidance in Update 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this standard is not expected to have a material impact on our financial statements.

On September 25, 2015 the FASB issued the ASU 2015-16. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our financial statements.

On November 20, 2015 the FASB issued the ASU 2015-17. Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our financial statements.

On January 5, 2016 the FASB issued the ASU 2016-01. The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our financial statements.

On February 25, 2016 the FASB issued the ASU 2016-02. The amendments in this Update create Topic 842, Leases, which supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. It represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

Results of operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

Statement of income data

	Year Ended December 31,
(In millions)	2015 (*)	2014 (*)	2013 (*)

Net revenues	$ 651.8	$ 556.5	$ 472.6
Cost of net revenues	(215.0)	(159.0)	(130.1)
Gross profit	436.8	397.6	342.5

Operating expenses:

Product and technology development	(76.4)	(53.6)	(40.9)
Sales and marketing	(128.6)	(111.6)	(90.5)
General and administrative	(76.3)	(62.4)	(57.6)
Impairment of Long-Lived Assets	(16.2)	(49.5)	—
Total operating expenses	(297.6)	(277.1)	(189.0)
Income from operations	139.2	120.5	153.5

Other income (expenses):
Interest income and other financial gains	20.6	15.3	10.7
Interest expense and other financial charges	(20.4)	(11.7)	(2.4)
Foreign currency gain/ (loss)	11.1	(2.4)	1.3
Net income before income / asset tax expense	150.5	121.8	163.1

Income / asset tax expense	(44.7)	(49.1)	(45.6)
Net income	$ 105.8	$ 72.7	$ 117.5
Less: Net Income attributable to Noncontrolling	—	0.1	—
Net income attributable to Mercadolibre, Inc. shareholders	$ 105.8	$ 72.6	$ 117.5

(*)	The table above may not add due to rounding.

	Year Ended December 31,
(% of net revenues)	2015 (*)	2014 (*)	2013 (*)

Net revenues	100%	100%	100%
Cost of net revenues	(33.0)	(28.6)	(27.5)
Gross profit	67.0	71.4	72.5

Operating expenses:

Product and technology development	(11.7)	(9.6)	(8.7)
Sales and marketing	(19.7)	(20.1)	(19.1)
General and administrative	(11.7)	(11.2)	(12.2)
Impairment of Long-Lived Assets	(2.5)	(8.9)	—
Total operating expenses	(45.7)	(49.8)	(40.0)
Income from operations	21.4	21.6	32.5

Other income (expenses):
Interest income and other financial gains	3.2	2.8	2.3
Interest expense and other financial charges	(3.1)	(2.1)	(0.5)
Foreign currency gain / (loss)	1.7	(0.4)	0.3
Net income before income / asset tax expenses	23.1	21.9	34.5

Income / asset tax expense	(6.9)	(8.8)	(9.6)
Net income	16.2	13.1	24.9

Less: Net Income attributable to Noncontrolling	—	—	—
Net income available to common shareholders	16.2%	13.0%	24.9%

(*)	Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

Principal trends in results of operations

Growth in net revenues from year to year

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace streams, driven by the strong growth of our key operational metrics. From 2014 to 2015, our successful items sold increased by 26.8% and MercadoPago total payment volume increased by 47.1%. Additionally, our number of confirmed registered users was a 19.6% higher as of December 31, 2015 as compared to the number of confirmed registered users as of December 31, 2014. From 2013 to 2014, our successful items sold increased by 22.0% and MercadoPago total payment volume increased by 41.1%. Additionally, our number of confirmed registered users was a 21.6% higher as of December 31, 2014 as compared to the number of confirmed registered users as of December 31, 2013. Our growth in net revenues was 17.1% from 2014 to 2015 and 17.8% from 2013 to 2014. We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic environment, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effects of Venezuelan translations of local currencies into U.S. dollar, Venezuelan Government limits to prices and high interest rates in those countries, could cause an experience declining year-to-year net revenues, particularly as measured in U.S. dollars.

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

Our gross profit margins were 67.0% for 2015, 71.4% for 2014 and 72.5% for 2013. In 2015, 2014 and 2013, fluctuations in gross profit margins primarily resulted from the higher penetration of our payment solution and shipping into our marketplace, which implies a higher cost of net revenue. In the future, gross profit margins could decline if the cost of net revenues as a percentage of net revenues increases as the penetration of our payment solution and shipping grows faster than our marketplace, or if we cannot sustain the economies of scale that we have achieved.

Operating income margins

We have generated and expect to continue generating economies of scale in operating expenses. For the year ended December 31, 2015 as compared to the year ended December 31, 2014 our operating income margin decreased from 21.6% to 21.4%  as a consequence of the impairment of long-lived assets recorded during the first quarter of 2015 and the second quarter of 2014, increases in costs of net revenues, as described in Gross profit margins section above, increases in product development and in sales and marketing by compensation costs and increases in offline marketing expenses and higher buyer protection program expenses. For the year ended December 31, 2014 as compared to the year ended December 31, 2013 our operating income margin decreased from 32.5% to 21.6% as a consequence of the impairment of long-lived assets recorded during the second quarter of 2014, increases in costs of net revenues, as described in Gross profit margins section above, increases in product and technology development expenses driven by compensation costs and increases in online marketing expenses.

We anticipate that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point we could continue experiencing decreases in operating income margins.

Increase in net income

For 2015 our net income increased 45.6% to $105.8 million, mainly as a consequence of the impairment of long-lives asset mentioned above. For 2014 our net income decreased 38.2% to $72.7, mainly as a consequence of the impairment of long-lives asset mentioned above.

Net revenues

	For the years ended		Change from 2014		For the years ended		Change from 2013
	December 31,		to 2015 (*)		December 31,		to 2014 (*)
	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$ 651.8	$ 556.5	$ 95.3	17.1%	$ 556.5	$ 472.6	$ 83.9	17.8%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

	Years ended		Change from 2014		Years ended		Change from 2013
	December 31,		to 2015 (**)		December 31,		to 2014 (**)
Consolidated Net Revenues by revenue stream	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$ 159.9	$ 175.9	$ (16.1)	-9.1%	$ 175.9	$ 139.9	$ 36.1	25.8%
Non-Marketplace	130.7	97.7	33.0	33.8%	97.7	66.5	31.2	46.9%
	290.6	273.6	17.0	6.2%	273.6	206.4	67.2	32.6%
Argentina
Marketplace	$ 155.9	$ 101.7	$ 54.2	53.3%	$ 101.7	$ 79.9	$ 21.9	27.4%
Non-Marketplace	89.1	49.0	40.2	82.0%	49.0	42.2	6.7	15.8%
	245.0	150.7	94.3	62.6%	150.7	122.1	28.5	23.4%
Venezuela
Marketplace	$ 36.9	$ 52.3	$ (15.4)	-29.4%	$ 52.3	$ 68.7	$ (16.5)	-24.0%
Non-Marketplace	3.6	5.8	(2.2)	-38.0%	5.8	15.9	(10.1)	-63.5%
	40.5	58.0	(17.6)	-30.2%	58.0	84.6	(26.5)	-31.4%
Mexico
Marketplace	$ 23.6	$ 25.5	$ (2.0)	-7.7%	$ 25.5	$ 24.2	$ 1.3	5.5%
Non-Marketplace	16.8	12.1	4.6	38.3%	12.1	8.6	3.5	40.3%
	40.3	37.7	2.7	7.1%	37.7	32.8	4.8	14.7%
Other countries
Marketplace	$ 16.8	$ 20.7	$ (3.9)	-19.1%	$ 20.7	$ 18.6	$ 2.1	11.0%
Non-Marketplace	18.6	15.8	2.8	17.6%	15.8	8.1	7.8	97.5%
	35.4	36.5	(1.2)	-3.2%	36.5	26.7	9.9	37.0%

Marketplace	393.0	376.2	16.8	4.5%	376.2	331.3	44.8	13.5%
Non-Marketplace (*)	258.8	180.4	78.4	43.5%	180.4	141.3	39.1	27.7%
Total	$ 651.8	$ 556.5	$ 95.3	17.1%	$ 556.5	$ 472.6	$ 83.9	17.8%

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping Fees and other ancillary services.

(**)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the years ended December 31, 2015 and 2014, increased across all geographic segments, except for the Venezuelan segment and Other Countries.

Brazil

Marketplace revenue in Brazil decreased 9.1% in the year ended December  31, 2015 as compared to the same period in 2014. The decrease was primarily a consequence of 29.4% local currency devaluation, partially offset by a 23.0% increase in local currency volume and a 4.7% increase in our take rate. The Non-Marketplace business grew 33.8%, a $33.0 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users and the volume of shipped items.

For the year ended December 31, 2014, marketplace revenue in Brazil grew 25.8% in the year ended December 31, 2014 as compared to the same period in 2013. The growth was primarily a consequence of an increase in local currency volume of 13.8% and 24.4% increase in our take rate, which we defined as net revenues as a percentage of gross merchandise volume. Those increases were partially offset by a local currency devaluation of 12.6%. The Non-Marketplace business grew 46.9%, a $31.2 million increase, during the same period, mainly driven by an increase in shipping revenues and an increase in the volume of financing transactions offered to our users.

Argentina

Marketplace revenues of our Argentine segment increased 53.3% in the year ended December  31, 2015 as compared to the same period in 2014, mainly due to a 76.6 % increase in local currency volume. The increase was partially offset by a local currency devaluation of 12.3% and 1.1 % decrease in our take rate. The Non-Marketplace business grew 82%, a $ 40.1 million increase, during the same period mainly driven by increases in the volume of financing transactions offered to our users, the volume of shipped items and i n off-platform payments transactions.

For the year ended December 31, 2014, marketplace revenues of our Argentine segment increased 27.4% for the year ended December 31, 2014 as compared to the same period in 2013, mainly due to a 67.4% increase in local currency volume, which was substantially offset by a 35.1% devaluation of the Argentine peso. The Non-Marketplace business grew 15.8%, a $6.7 million increase, during the same period mainly driven by an increase in the volume of financing transactions offered to our users and in off-platform fees, partially offset by a decrease in the volume of motors and real estate listings.

Venezuela

Marketplace revenues of our Venezuelan segment during  the year ended December  31, 2015, decreased by approximately 29.4% when compared to the same period in 2014, mainly due to a 79.1% local currency devaluation (see “Foreign Currency Translation — Venezuelan currency status”) and a 15.2 % decrease in our take rate. These decreases were partially offset by a 298.2% increase in local currency volume. The Non-Marketplace business decreased 38.0%, or $2.2 million during the same period, mainly due to the devaluation mentioned above, which was partially offset by an increase in the volume of transactions.

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

Mexico

Marketplace revenues of our Mexican segment during the year ended December 31, 2015 decreased by approximately 7.7% when compared to the same period in 2014, mainly due to a 16.2% local currency devaluation, partially offset by a 8.4% increase in local currency volume and a 1.6 % increase in our take rate.  The Non-Marketplace business increased 38.3% or $4.6 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users, and in classifieds insertion fees, partially offset by the devaluation of the local currency.

For the year ended December 31, 2014, marketplace revenue in Mexico grew 5.5% during the year ended December 31, 2014 as compared to the same period of 2013. The increase in our Mexican marketplace revenues primarily reflects an 18.5% increase in our take rate as a consequence of changes in certain caps that we applied to our fees for marketplace transactions, partially offset by an 11.6% devaluation of the local currency. The Non-Marketplace business grew 40.3%, a $3.5 million increase, during the same period, driven by an increase in the volume of real estate listings, which was largely a consequence of our second quarter 2014 acquisition of Guia de Inmuebles.com, a website that operates an online classified advertisements platform dedicated to the sale of real estate in Mexico.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2015
Net revenues	$ 148.1	$ 154.3	$ 168.6	$ 180.7
Percent change from prior quarter	-8%	4%	9%	7%
2014
Net revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Percent change from prior quarter	-14%	14%	12%	9%
2013
Net revenues	$ 102.7	$ 112.2	$ 123.1	$ 134.7
Percent change from prior quarter	-1%	9%	10%	9%

(*)	Calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table set forth the growth in net revenues in local currencies for the years ended December 31, 2015 and 2014:

	Changes from
(% of revenue growth in Local Currency)	2014 to 2015	2013 to 2014
Brazil	50.2%	44.8%
Argentina	84.8%	83.0%
Venezuela	278.0%	202.5%
Mexico	27.9%	19.5%
Other Countries	10.7%	51.6%
Total Consolidated	79.6%	80.7%

[

(*)

The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2014 and applying them to the corresponding months in 2015, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the year ended December 31, 2015, which we do not control. The increase in average selling prices is a consequence of: (i) high inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our marketplace.

In the case of Argentina, the increase in our net revenues, is due to higher average selling prices posted by sellers during the year ended December 31, 2015, which we do not control. The increase in average selling prices is a consequence of high inflation rates in Argentina. Additionally, the increase in our net revenues is a consequence of an increase of shipped items volume and increases in our MercadoPago transactions.

In Brazil, the significant increase in local currency growth, as compared to U.S. dollar growth, is a consequence of an increase of our shipped items volume and increases in our MercadoPago transactions.

For more explanation of the revenue growth, see above mentioned disclosures in this section. See - “Critical accounting policies and estimates – Foreign Currency Translation”.

Cost of net revenues

	Years ended		Change from 2014		Years ended		Change from 2013
	December 31,		to 2015 (*)		December 31,		to 2014 (*)
	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 215.0	$ 159.0	$ 56.0	35.2%	$ 159.0	$ 130.1	$ 28.9	22.2%
As a percentage of net revenues (*)	33.0%	28.6%			28.6%	27.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2015 as compared to the year ended December 31, 2014, the increase of $56.0 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $ 36.2 million, or 46.8%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries which has a lower contribution margin (for the year ended December 31, 2015, total payment volume (“ TPV ”) represents 72.5% of our total gross merchandise volume (“ GMV ”) (excluding motor vehicles, vessels, aircraft and real estate) as compared to 49.7% for the year ended December  31, 2014 ); ii) an increase in sales taxes amounting to $ 13.1 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $ 3.9 million increase in customer support costs mainly as a consequence of salaries and wages paid to additional personnel and temporary services.

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

Product and technology development

	Years ended		Change from 2014		Years ended		Change from 2013
	December 31,		to 2015 (*)		December 31,		to 2014 (*)
	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 76.4	$ 53.6	$ 22.8	42.6%	$ 53.6	$ 40.9	$ 12.7	31.1%
As a percentage of net revenues (*)	11.7%	9.6%			9.6%	8.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2015 as compared to the year ended December 31, 2014, the increase in product and technology development expenses amounted to $22.8 million or 42.6% was primarily attributable to an increase of $11.7 million in salaries which was mainly attributable to Argentine segment, ii) an increase in communication and maintenance expenses of $ 4.8 million; iii) an increase in depreciation and amortization expenses of $ 4.2 million and iv) an increase in other expenses of $2.1 million.

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

Sales and marketing

	Years ended		Change from 2014		Years ended		Change from 2013
	December 31,		to 2015 (*)		December 31,		to 2014 (*)
	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 128.6	$ 111.6	$ 17.0	15.2%	$ 111.6	$ 90.5	$ 21.1	23.4%
As a percentage of net revenues (*)	19.7%	20.1%			20.1%	19.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2015, the $ 17.0 million increase in sales and marketing expenses when compared to the same period in 2014 was primarily attributable to: i) a $7.7 million increase in expenses related to our buyer protection program; ii) a $5.8 million increase in off-line marketing expenses; iii) a $4.8 million increase in salaries and wages; iv) a $ 3.2 million increase in other marketing expenses and v) a $3.0 increase in chargebacks. These increases in sales and marketing expenses were partially offset by a decrease in bad debt expense of $6.8 million due to a higher penetration of MercadoPago and improvements in recoveries process, which represented 2.3% of our net revenues for the year ended December 31, 2015 as compared to a bad debt expense equal to 3.9% for the year ended December 31, 2014.

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

General and administrative

	Years ended		Change from 2014		Years ended		Change from 2013
	December 31,		to 2015 (*)		December 31,		to 2014 (*)
	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 76.3	$ 62.4	$ 14.0	22.4%	$ 62.4	$ 57.6	$ 4.8	8.3%
As a percentage of net revenues (*)	11.7%	11.2%			11.2%	12.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2015, the $14.0 million increase in general and administrative expenses when compared to the same period in 2014  was primarily attributable to: i) a $6.9 million increase in salaries and wages mainly as a consequence of the LTRP; ii) a $3.3 million increase in other general and administrative expenses, iii) a $1.7 million increase in depreciation and amortization expenses; iv) a $1.3 million increase in tax and other fees and v) a $0.5 million increase in audit fees. These increases were partially offset by a $0.8 million net decrease in legal fees.

For the year ended December 31, 2014, the $4.8 million increase in general and administrative expenses when compared to the same period in 2013 was primarily attributable to: i) an increase of $2.7 million in salaries and wages; ii) an increase of $0.5 million in outside services, mainly related to tax and others fees; iii) an increase of $0.5 million in office expenses; and iv) a $2.0 million increase in depreciation and amortization expenses. These increases were partially offset by a decrease of $1.2 million in other general and administrative expenses.

Impairment of Long-Lived Assets

	Years ended		Change from 2014		Years ended		Change from 2013
	December 31,		to 2015 (*)		December 31,		to 2014 (*)
	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ 16.2	$ 49.5	$ (33.3)	-67.2%	$ 49.5	$ —	$ 49.5	100.0%
As a percentage of net revenues (*)	2.5%	8.9%			8.9%	0.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We recorded an impairment of certain real estate offices owned by our Venezuelan subsidiaries of $16.2 million and $49.5 million during the first quarter of 2015 and the second quarter of 2014, respectively. For further information, see section “Foreign Currency Translation— Venezuelan currency status.”

Other income, net

	Years ended		Change from 2014		Years ended		Change from 2013
	December 31,		to 2015 (*)		December 31,		to 2014 (*)
	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)

Other income, net	$ 11.3	$ 1.3	$ 10.0	752.5%	$ 1.3	$ 9.6	$ (8.2)	-86.2%
As a percentage of net revenues	1.7%	0.2%			0.2%	2.0%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2015, the $10.0 million increase in other income,  net when compared to the same period in 2014 was primarily attributable to: i) a foreign exchange gain of $13.5 million mainly as a result of a foreign exchange gain in Argentina of $22.5 million and a $14.6 million foreign exchange gain in Brazil, partially offset by a $20.7 million foreign exchange loss in Venezuela as a result of start using the SIMADI exchange rate since March 31, 2015 and ii) a $5.1 million increase in interest income. These increases were partially offset by $8.7 million increase in interest expense due to the Convertible Notes issued on June 30, 2014.

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

Income and asset tax

	Years ended		Change from 2014		Years ended		Change from 2013
	December 31,		to 2015 (*)		December 31,		to 2014 (*)
	2015	2014	in Dollars	in %	2014	2013	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$ 44.7	$ 49.1	$ (4.4)	-9.0%	$ 49.1	$ 45.6	$ 3.6	7.8%
As a percentage of net revenues (*)	6.9%	8.8%			8.8%	9.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the year ended December 31, 2015 as compared to the same period in 2014, income and asset tax decreased by $4.4 million. It was mainly a consequence of the retroactive tax holiday granted to our Argentine subsidiary related to the software development law during the third quarter of 2015. As a result of the being eligibility under the new law, we recorded an income tax benefit of $24.6 million during 2015, corresponding $21.0 million to the income tax benefit of the year 2015 and $3.6 million of the fourth quarter of 2014. Furthermore, the Company recorded a labor cost benefit of $5.2 million, corresponding $3.9 million to the labor cost benefit of the year 2015 and $1.3 million of the fourth quarter of 2014. Additionally, $2.0 million were accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.56 for the year ended December, 31 2015. This decrease was partially ofsset by an increase in taxable income.

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

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2015, 2014 and 2013:

	Years ended
	December 31,
	2015	2014	2013
Blended tax rate	29.7%	40.3%	27.9%
Effective tax rate	30.5%	54.8%	30.3%

Our blended and effective tax rates for the year ended December 31, 2015 decreased significantly as compared to the same period in 2014 mainly due to the retroactive tax holiday granted to our Argentinean subsidiary related to the software development law. As a result of our eligibility under the new law, we recorded an income tax benefit of $24.6 million during 2015.

Our blended and effective tax rates for the year ended December 31, 2014 increased significantly as compared to the same period in 2013 mainly due to a significant reduction in net income before tax as resulting from the losses recorded in our Venezuelan subsidiaries during the second quarter of 2014 related to the impairment of long-lived assets and the devaluation of the BsF net asset position in January and May 2014. Such losses are non-deductible for tax purposes. Additionally, our Argentine subsidiaries had lost the benefit of a software development law that granted a relief of 60% of income tax, which expired during September 2014 and as we did not received any confirmation to be beneficiary of the new software development law, we did not recorded any income tax holiday during last quarter of 2014.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2015, 2014 and 2013:

	Year ended
	December 31,
	2015	2014	2013
Effective tax rate by country
Argentina	15.5%	26.9%	17.7%
Brazil	29.9%	33.8%	32.1%
Mexico	-18.2%	22.0%	23.8%
Venezuela	-16.4%	-50.6%	43.9%

The decrease in the effective income tax rate in our Argentine subsidiaries during year period ended December 31, 2015 as compared to the same period in 2014, is due to the retroactive tax holiday granted to our Argentinean subsidiary related to the software development law.

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

The decrease in our Brazilian effective income tax rate for the year ended December 31, 2015 as compared to the same period in 2014 was mainly related to temporary differences deducted in the current period. The increase in our Brazilian effective income tax rate for the year ended December 31, 2014 as compared to the same period in 2013 was mainly related to an increase in accounting provisions, which are non-deductible for tax purposes during 2014.

The negative effective tax rate of our Mexican segment during the year ended December 31, 2015 as compared with the same periods in 2014 is due to the pre-tax loss recorded during 2015 as a result of the devaluation in that country. The foreign exchange loss is a consequence of

US Dollars liabilities assumed due to business acquisitions. For the year ended December 31, 2014, our Mexican effective income tax rate was lower than the local statutory rate of 30% due to the consumption of tax losses arising in prior years, which generates lower provisions for income tax.

For the year ended December 31, 2015 and 2014, our Venezuelan negative effective income tax rate was driven by losses recorded during that periods related to the impairment of long-lived assets and foreign exchange losses, which generated a net loss before income tax. Such losses are non-deductible for tax purposes and consequently, we recorded an income tax charge even though we generated a net loss before income tax.

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Deferred Income Tax

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2015 and 2014:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Deferred tax assets	2015	in %	2014	in %
	(in millions, except percentages)		(in millions, except percentages)

DeRemate.com acquisition	$2.8	8.3%	$3.8	10.2%
Brazilian operations	4.3	12.8	5.0	13.2
Foreign tax credits & others domestic deferred tax assets	11.4	33.8	4.8	12.7
Operations in other countries	1.9	5.6	1.3	3.5
Mexican operations	2.0	5.8	1.6	4.3
Chilean operations	1.2	3.7	1.6	4.4
Venezuelan operations	2.6	7.7	11.6	30.8
Argentine operations	7.5	22.4	7.9	20.9
Total	$33.7	100.0%	$37.6	100.0%

(*)	Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.
At December 31, 2015, our deferred tax assets were comprised mainly of foreign exchange effects, allowance for doubtful accounts, payroll and social security payable and provisions, representing 30.0%, 23.1%, 15.3% and 9.2%, respectively of the total deferred tax assets. At December 31, 2014, our deferred tax assets were comprised mainly of allowance for doubtful accounts, foreign exchange effects, payroll and social security payable and provisions, representing 22.0%, 20.0%, 14.4% and 13.2%, respectively of the total deferred tax assets.

The following table summarizes the composition of our deferred tax assets from loss carryforwards for the years ended December 31, 2015 and 2014:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Loss carryforwards	2015	in %	2014	in %
	(in millions, except percentages)		(in millions, except percentages)
DeRemate.com acquisition	$0.0	0.0%	$0.1	2.5%
Brazilian operations	0.0	0.2	1.0	38.0
Mexican operations	2.3	61.2	0.8	31.8
Chilean operations	0.5	13.9	0.6	0.5
Domestic loss carryforwards	0.4	11.3	0.0	22.8
Operations in other countries	0.5	13.4	0.1	4.4
Total	$3.7	100.0%	$2.6	100.0%

(*)	Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.

At December 31, 2015 and 2014, our valuation allowance amounted to $4.0 million and $4.5 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2015 and 2014:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Valuation Allowance	2015	in %	2014	in %
	(in millions, except percentages)		(in millions, except percentages)
DeRemate.com acquisition	$0.0	0.4%	$0.1	2.0%
Mexican operations	1.0	26.0	1.2	25.7
Argentine operations	2.9	73.6	3.1	69.5
Operations in other countries	—	—	0.1	2.7
Total	$4.0	100.0%	$4.5	100.0%
(*)	Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

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

During the year ended December 31, 2015, we have reduced in $0.5 million the valuation allowance of certain subsidiaries, acquired in 2008. The $2.9 million of valuation allowance in Argentina is a consequence of more restrictive requirements to compute doubtful accounts as an income tax deduction.

During the year ended December 31, 2014, we have reduced in $1.4 million the valuation allowance of certain subsidiaries, acquired in 2008. The $3.1 million of valuation allowance in Argentina is a consequence of more restrictive requirements to compute doubtful accounts as an income tax deduction.

As of December 31, 2015 there are $ 112.0 million of the non-U.S. subsidiaries’ undistributed earnings that have not been considered in calculating deferred income taxes. In determining the amount of non-U.S. subsidiaries undistributed earnings for that calculation, the Company does not consider a portion of the non-U.S. subsidiaries earnings as of December 31, 2015 to be subject to U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in our international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. The Company does not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which the Company is allowed to compute for domestic income tax purposes.

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

Segment information

(In millions)	Year ended December 31, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 290.6	$ 245.0	$ 40.3	$ 40.5	$ 35.4	$ 651.8
Direct costs	(180.4)	(134.8)	(31.3)	(15.3)	(24.6)	(386.3)
Impairment of Long-lived Assets	—	—	—	(16.2)	—	(16.2)
Direct contribution	110.2	110.2	9.1	9.0	10.8	249.2
Margin	37.9%	45.0%	22.5%	22.1%	30.4%	38.2%

Year ended December 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 273.6	$ 150.7	$ 37.7	$ 58.0	$ 36.5	$ 556.5
Direct costs	$ (158.4)	$ (81.3)	$ (24.1)	$ (16.6)	$ (20.2)	$ (300.5)
Impairment of Long-lived Assets	$ —	$ —	$ —	$ (49.5)	$ —	$ (49.5)
Direct contribution	$ 115.2	$ 69.4	$ 13.6	$ (8.1)	$ 16.4	$ 206.5
Margin	42.1%	46.1%	36.1%	-13.9%	44.8%	37.1%

Change from the year ended December 31, 2014 to December 31, 2015

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 17.0	$ 94.3	$ 2.7	$ (17.6)	$ (1.2)	$ 95.3
in %	6.2%	62.6%	7.1%	-30.2%	-3.2%	17.1%
Direct costs
in Dollars	$ (22.0)	$ (53.6)	$ (7.2)	$ 1.3	$ (4.4)	$ (85.8)
in %	13.9%	65.9%	30.0%	-7.8%	22.0%	28.6%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 33.3	$ —	$ 33.3
in %	0.0%	0.0%	0.0%	-67.2%	0.0%	-67.2%
Direct contribution
in Dollars	$ (5.0)	$ 40.9	$ (4.5)	$ 17.0	$ (5.6)	$ 42.7
in %	-4.4%	58.9%	-33.4%	-211.3%	-34.3%	20.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(In millions)	Year ended December 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 273.6	$ 150.7	$ 37.7	$ 58.0	$ 36.5	$ 556.5
Direct costs	$ (158.4)	$ (81.3)	$ (24.1)	$ (16.6)	$ (20.2)	$ (300.5)
Impairment of Long-lived Assets	$ —	$ —	$ —	$ (49.5)	$ —	$ (49.5)
Direct contribution	$ 115.2	$ 69.4	$ 13.6	$ (8.1)	$ 16.4	$ 206.5
Margin	42.1%	46.1%	36.1%	-13.9%	44.8%	37.1%

Year ended December 31, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 206.4	$ 122.1	$ 32.8	$ 84.6	$ 26.7	$ 472.6
Direct costs	$ (119.4)	$ (66.5)	$ (18.6)	$ (29.6)	$ (12.3)	$ (246.4)
Direct contribution	$ 87.0	$ 55.6	$ 14.3	$ 55.0	$ 14.3	$ 226.2
Margin	42.1%	45.6%	43.5%	65.0%	53.7%	47.9%

	Change from the year ended December 31, 2013 to December 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 67.2	$ 28.5	$ 4.8	$ (26.5)	$ 9.9	$ 83.9
in %	32.6%	23.4%	14.7%	-31.4%	37.0%	17.8%
Direct costs
in Dollars	$ (39.0)	$ (14.8)	$ (5.5)	$ 13.0	$ (7.8)	$ (54.1)
in %	32.6%	22.2%	29.7%	-43.9%	63.4%	22.0%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ (49.5)	$ —	$ (49.5)
in %	0.0%	0.0%	0.0%	100.0%	0.0%	100.0%
Direct contribution
in Dollars	$ 28.3	$ 13.8	$ (0.7)	$ (63.0)	$ 2.1	$ (19.7)
in %	32.5%	24.7%	-4.8%	-114.6%	14.3%	-8.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the year ended December 31, 2015, 2014 and 2013 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the year ended December 31, 2015 as compared to the same period in 2014, direct costs increased by 13.9%, mainly driven by: i) a 14.8% increase in cost of net revenues, which was mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business and sales tax costs; ii) a 96.1% increase in product and technology development expenses, mainly due to an increase in salaries and wages, higher depreciation and amortization expenses and other product and development expenses, iii) a 6.3 % increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses,  off-line marketing expenses and other marketing expenses, partially offset by a decrease in bad debt expenses and online marketing expenses and iv)  a 36.8 % increase in general and administrative expenses, mainly attributable to an increase in depreciation and amortization expenses, salaries and wages, offices expenses and other expenses partially offset by decrease in legal fees.

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

Argentina

For the year ended December 31, 2015 as compared to the same period in 2014, direct costs increased by 65.8%, mainly driven by: i) a 65.6 % increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of our MercadoPago business, customer support costs and sales taxes; ii) a 53.6 % increase in sales and marketing expenses, mainly due to an increase in on-line marketing expenses, higher buyer protection program expenses, salaries and wages, chargeback expenses and other marketing expenses; iii) a 26.3% increase in product and technology development expenses, mainly due to an increase in higher depreciation and amortization expenses and iv) a 87.8% increase in general and administrative expenses, mainly due to increases in tax, legal and other fees.

For the year ended December 31, 2014 as compared to the same period in 2013, direct costs increased by 22.2%, mainly driven by: i) a 25.7% increase in cost of net revenues mainly attributable to an increase in collection fees, customer support and sales taxes costs, partially offset by a decrease in certain banking tax related costs; ii) a 28.4% increase in sales and marketing expenses, mainly due to higher on line portal deals expenses; iii) a 18.2% decrease in product development expenses; and iv) a 33.1% decrease in general and administrative expenses.

Mexico

For the year ended December 31, 2015 as compared to the same period in 2014, direct costs increased by 30.0%, mainly driven by: i) a 45.2% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, and higher depreciation and amortization expenses; ii) a  34.0 % increase in cost of net revenues that was mainly attributable to an increase in collection fees due to higher MercadoPago penetration and other costs; iii) a  13.0% increase in sales and marketing expenses, mainly due to an increase in on-line and off-line marketing expenses, chargebacks, salaries and wages and other marketing expenses partially offset by a decrease in bad debt expenses and vi) a 57.9% increase in product and technology development expense as a result of increases in maintenance and depreciation and amortization expenses .

For the year ended December 31, 2014 as compared to the same period in 2013, direct costs increased by 29.7%, mainly driven by: i) a 24.0% increase in cost of net revenues that was mainly attributable to an increase in collection fees, customer support fees and other costs; ii) a 27.7% increase in sales and marketing expenses that was mainly attributable to higher on line portal deals expense and bad debt expenses; iii) a 87.5% increase in product development primary attributable to an increase in salaries and wages; and iv) a 40.1% increase in general and administrative expenses primary attributable to an increase in salaries and wages.

Venezuela

During first quarter of 2015 and the second quarter of 2014, we recorded impairments of long-lived assets of $16.2 million and $49.5 million respectively in our Venezuelan subsidiaries. Additionally, direct costs decreased by  $1.3 million during the year ended December 31, 2015 as compared to the same period in 2014, primarily due to; i) a 40.4% decrease in sales and marketing expenses that was mainly attributable to a decrease in salaries and wages, bad debt expenses and other marketing expenses; ii) a 65.3% decrease in general and administrative expenses that was mainly attributable to a decrease in salaries and wages and higher depreciation and amortization expenses; iii) a 56.3% decrease in product and technology development expenses attributable to decreases in salaries and wages, communication and maintenance expenses and in depreciation and amortization expenses; offset by a 36.8% increase in costs of net revenues mainly attributable to an increase in customer support costs. These decreases are related to local currency devaluation in that country. See section “Critical accounting policies and estimates – Foreign currency translation”. As a result of the above mentioned decreases and excluding the impairment of long lived assets, direct contribution increase during the year of 2015 as compared to 2014.

During second quarter of 2014, we recorded an impairment of long-lived assets of $49.5 million in our Venezuelan subsidiaries. As a consequence of this loss, the direct contribution of this segment decreased significantly during year ended December 31, 2014 as compared to the same period in 2013.

For the year ended December 31, 2014 as compared to the same period in 2013, the increase in impairment of long-lived assets was partially offset by: i) a 43.9% decrease in costs of net revenues that was mainly attributable to a decrease in customer support fees; ii) a 49.6% decrease in sales and marketing expenses that was mainly attributable to the decreases in bad debt and salary and wages; and iii) a 32.2% decrease in product development.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interest payments on our issued Convertible Notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. As discussed above under “Critical accounting policies and estimates” we issued on June 30, 2014, $330 million principal balance of Convertible Notes for net proceeds to us of $321.7 million.We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables and through cash advances derived from our business.

At December 31, 2015, our main source of liquidity, amounting to $369.0 million of cash and cash equivalents and short-term investments and $187.6 million of long-term investments has been provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of December 31, 2015, cash and investments of foreign subsidiaries amounted to $271.2 million or 48.7% of our consolidated cash and investments and approximately 31.6% of our consolidated cash and investments are held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2015, 2014 and 2013:

	Years ended
	December 31, (*)
(In millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$ 221.4	$ 196.8	$ 142.5
Investing activities	(183.5)	(322.4)	(78.8)
Financing activities	(27.7)	264.3	(9.2)
Effect of exchange rates on cash and cash equivalents	(66.4)	(55.8)	(15.7)
Net increase in cash and cash equivalents	$ (56.3)	$ 82.9	$ 38.8
(*)	The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended
	December 31,		Change from 2014 to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:

Operating activities	$ 221.4	$ 196.8	$ 24.6	12.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $24.6 million increase in net cash provided by operating activities during the year ended December 31, 2015, as compared to the same period in 2014, was primarily driven by a $58.3 million increase in funds payable to customers, a $35.6 million increase in net income adjusted by non-cash operating results and $3.6 million increase in other assets. These increases in operating cash flow were partially offset by a $64.0 million decrease in accounts receivables and credit card receivables, a $5.1 million decrease in accounts payable and accrued expenses and a $3.7 million decrease in prepaid expenses.

	Years ended
	December 31,		Change from 2012 to 2013 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 196.8	$ 142.5	$ 54.3	38.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $54.3 million increase in net cash provided by operating activities during the year ended December 31, 2014, as compared to the same period in 2013, was primarily driven by a $42.7 million increase in accounts payable and accrued expenses, $13.5 million increase in funds payable to customers, and a $17.1 million increase in other assets. These increases in operating cash flow were partially offset by a $18.2 million decrease in credit card receivables and  a $1.3 million in other liabilities.

Net cash used in investing activities

	Years ended
	December 31,		Change from 2013 to 2014 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (183.5)	$ (322.4)	$ 138.9	-43.1%
(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2015 resulted mainly from purchases of investments of $1,949.8 million partially offset by proceeds from the sale and maturity of investments of $1,875.5 million, as part of our financial strategy. We used $1.7 million in the purchase of intangible assets, $39.2 million in the purchase of property plant and equipment (mainly in our Argentine offices and in information technology in Argentina and Brazil), $45.0 million to fund the acquisition of KPL Soluções Ltda and Metros Cúbicos S.A. de C.V., and $23.4 million in an advance for property and equipment in Venezuela.

	Years ended
	December 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (322.4)	$ (78.8)	$ (243.6)	309.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2014 resulted mainly from purchases of investments of $2,577.1 million partially offset by proceeds from the sale and maturity of investments of $2,330.8 million, as part of our financial strategy. We used $0.9 million in the purchase of intangible assets, $34.4 million in the purchase of property, plant and equipment mainly related to technological equipment and software licenses, $36.8 million to fund the acquisition of Portal Inmobiliario, Guia de Inmuebles.com. and Business Vision S.A., and $4.0 to fund the acquisition of the remaining 40% of the membership insterst in Autopark LLC.

Net cash used in financing activities

	Years ended
	December 31,		Change from 2013 to 2014 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) / provided by:

Financing activities	$ (27.7)	$ 264.3	$ (292.0)	-110.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2015, our primary use of cash was to fund $21.0 million in cash dividends paid on January 15, April 15, July 15, 2015 and October 15, 2015. In addition, we used $ 9.1 million for the payment of financial liabilities and $2.7 million for the repurchase of common stock. We received $5.0 million from financial institutions to fund the acquisitions of the Venezuelan offices acquired during the third quarter.

	Years ended
	December 31,		Change from 2013 to 2014 (*)
	2014	2013	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by / (used in):
Financing activities	$ 264.3	$ (9.2)	$ 237.5	-2958.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

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

Debt

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of our Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes.

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

As of December 31, 2015, none of the conditions allowing holders of the Notes to convert their notes had been met.

Capped call transactions

The net proceeds from the Notes were $321.7 million after considering the transaction costs in an amount of $8.3 million. In connection with the issuance of the Notes, we paid $19.7 million to enter into capped call transactions with respect to its common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of $155.78 per common share. Therefore, as a result of executing the Capped Call Transactions, we will reduce our exposure to potential dilution once the market price of its common shares exceeds the strike price of $126.02 and up to a cap price of $155.78 per common share. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion, up to the above mentioned cap price.

Office building acquisition agreements in Caracas

During third quarter of 2015, the Company through its Venezuelan subsidiary obtained a mortgage loan from Banco del Caribe, C.A. Banco Universal to fund the acquisition of an Office building in Caracas of BF$1,000 million to be paid in monthly installments during five years and bears a fixed interest rate of 24% per annum. The mortgage was constituted over the offices acquired up to an amount of BF$2,000 million to cover the amounts due to the bank. As of December 31, 2015, the amount due in relation to the mentioned mortgage loan amounts to BF$944 million, or $5 million.

Cash Dividends

In each of February, April, July and October of 2014, our board of directors declared quarterly cash dividends of $7. 3 million  (or $0.166 per share on our outstanding shares of common stock). The dividends were paid on April 15, July 15, October 15, 2014 and January 15, 2015 to stockholders of record as of the close of business on March 29, June 30, September 30, and December 31, 2014, respectively.

In each of February, April, July and October of 2015, our Board of Directors declared quarterly cash dividends of $4.5 million (or $0.103 per share on our outstanding shares of common stock). The dividends were paid on April 15, July 15, October 15, 2015 and January 15, 2016 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 31, 2015.

On February 19, 2016, our board of directors declared a quarterly cash dividend of $6.6 million (or $0.150 per share on our outstanding shares of common stock). The dividend is payable on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016.

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

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the year ended December 31, 2015 and 2014 amounted to $109.3 million and $76.1 million respectively.

During the year ended December 31, 2015 we invested $3.1 million and $3.4 million in our Argentine and Venezuelan offices respectively, and $22.7 million in Information Technology mainly in Argentina, Brazil and USA.

During 2015, the Venezuelan subsidiary acquired five offices in process of construction, in Caracas, Venezuela for a total purchase price of BF$4,645.6 million, or $23.4 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations and with a mortgage loan amounting to BF$1,000 million celebrated with Banco del Caribe, C.A. Banco Universal to be paid in monthly installments during five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. The amount of the mortgage climbs to BF$944 million, or $5 million as of December 31, 2015. The offices will be delivered on October, 2016 according to the agreements.

In April 2015, we acquired 100% of the issued and outstanding shares of capital stock of KPL Soluções Ltda., a company that develops enterprise resource planning (“ERP”) software for the e-commerce industry in Brazil, for and aggregate purchase price of $22.7 million. The objective of this acquisition was to offer an even more seamless way for our customers to sell on our marketplace.

Also in April 2015, we acquired 100% of the issued and outstanding shares of capital stock of Metros Cúbicos, S.A. de C.V., a company that operates an online classified advertisement platform dedicated to the sale of real estate in Mexico.  The aggregate purchase price was $29.9 million. The objective of this acquisition was to increase our participation in the e-commerce business in that country.

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

Off-balance sheet arrangements

At December 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Contractual obligations at December 31, 2015 are as follows:

	Payment due by period
	Total	Less than	1 to 3	3 to 5	More than
(in millions)	(*)	1 year (*)	years (*)	years (*)	5 years (*)
Long-Term Debt Obligations (1)	$367.8	$9.9	$18.4	$339.4	$—
Operating lease obligations (2)	19.3	4.5	7.6	4.4	2.8
Purchase obligations	32.6	23.9	8.3	0.4	—
Total	$419.7	$38.3	$34.3	$344.2	$2.8

h
(*)	The table above may not total due to rounding.
(1)

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of our Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date.

During third quarter of 2015, through our Venezuelan subsidiary, we obtained a mortgage loan from Banco del Caribe, C.A. Banco Universal to fund the acquisition of an Office building in Caracas of BF$1,000 million to be paid in monthly installments during five years and bears a fixed interest rate of 24% per annum. Additionally, includes minor long term financial debts of other locations.

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

Foreign currencies

As of December 31, 2015, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of December 31, 2015, the total cash and cash equivalents denominated in foreign currencies totaled $97.2 million, short-term investments denominated in foreign currencies totaled $76.7 million and accounts receivable and credit cards receivables in foreign currencies totaled $159.8 million. As of December 31, 2015, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of December 31, 2015, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $369.0 million and our U.S. dollar-denominated long-term investments totaled $187.6 million. For the year ended December 31, 2015, we had a consolidated gains on foreign currency of $11.1 million mainly as a consequence of a $26.2 million gain on forex exchange in our Argentine subsidiary and a  $14.6 million gain on forex exchange in our Brazilian subsidiary which was mainly attributable to a devaluation of the local currency in such locations (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information). These gains were partially offset by a foreign currency loss of $6.6 million mainly as a result of the devaluation in Venezuela (as a consequence of our determination to use the exchange rate under SIMADI effective as of March 31, 2015), in Chile and in Mexico which amounted to a loss of $20.4 million, $3.8 million and $3.3 million respectively.

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

The following table sets forth the percentage of consolidated net revenues by segment for the years ended December 31, 2015, 2014 and 2013:

	Years ended
	December 31,
(% of total consolidated net revenues) (*)	2015	2014	2013
Brazil	44.6%	49.2%	43.7%
Argentina	37.6	27.1	25.8
Venezuela	6.2	10.4	17.9
Mexico	6.2	6.8	6.9
Other Countries	5.4	6.6	5.6

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2015 and for the year then ended:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 723.7	$ 651.8	$ 592.5
Expenses	(568.9)	(512.6)	(466.0)
Income from operations	154.9	139.2	126.4

Other expenses and income tax related to P&L items	(47.9)	(44.5)	(41.7)

Foreign Currency impact related to the remeasurement of our Net Asset position	12.5	11.1	10.0
Net income	119.4	105.8	94.7

Total Shareholders' Equity	$ 378.6	$ 339.4	$ 304.9

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar

(*)   The table above does not total due to rounding.

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the year ended December 31, 2015 we did not entered into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of December 31, 2015, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 198.7 BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $24.6 million and $30.8 million ,  as of December  31, 2015 and December 31, 2014, respectively, and net revenues for the years ended December  31, 2015 and 2014:

	December 31,
	2015	2014	2013
Venezuelan operations	(In millions)
Net Revenues	$ 40.5	$ 58.0	$ 84.6

	December 31,	December 31,
	2015	2014
	(In millions)
Assets	65.4	75.2
Liabilities	(36.3)	(43.4)
Net Assets	$ 29.1	$ 31.8

As of December 31, 2015 , the net assets of our Venezuelan subsidiaries amount to approximately 8.6 % of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.4 % of our consolidated cash and investments.

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

In light of the disappearance of SICAD 2, and our inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and have been granted U.S. dollars through SIMADI. As a result, we now expect to settle our transactions through SIMADI and have concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of our Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million during the first quarter of 2015, with no significant foreign exchange losses recorded during the rest of the year. As of December 31, 2015, the SIMADI exchange rate was 198.7 BsF per U.S. dollar. The average exchange rate for the year ended December 31, 2015 was 162.27 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows now expected from our Venezuelan business, we have reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 will not be fully recoverable. As a result, we recorded an impairment of long-lived assets of $16.2 million on March 31, 2015 using the exchange rate as of that date.  The carrying amount has been adjusted to its estimated fair value as of March 31, 2015 by using the market approach and considering prices for similar assets.

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

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 500% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2015 to December 31, 2015. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 500% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2015 to December 31, 2015:

	Year ended December 31, 2015
	Actual (*)	Sensitivity (**)
	(In million)
Net revenues	$40.5	$6.1
Direct costs	(15.3)	(2.4)
Direct contribution before impairment of Long-lived assets	$25.2	$3.7
Direct Contribution Margin before impairment %	62.2%	60.7%

(*)	As reported. Direct Contribution Margin does not include one time impairments of long-lived assets and international customer service costs have been allocated considering previous year exchange rate.
(**)

Computing a hypothetical devaluation of the Venezuelan segment from January 1 to December 31, 2015 assuming an exchange rate of 993.49 BsF per U.S. dollar (500% of the exchange rate as of December 31,2015).

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

Argentine Segment

The former Argentine government had implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars.

During January 2014 the Argentine peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentine Pesos per U.S. dollar as of December 31, 2013 to approximately 8.0 Argentine Pesos per U.S. dollar. Due to the abovementioned increase in the Argentine peso exchange rate against the U.S. dollar, during the first quarter of 2014, the reported Other Comprehensive Loss increased in $14.6 million as a result of having a net asset position in Argentine Pesos; and the Company recognized a foreign exchange gain of $4.6 million.

On December 17, 2015 the new Argentine government introduced significant changes into the foreign exchange regulatory framework that had been in place for the past four years under former president. These new measures include the removal of Argentina’s strict currency controls that restricted the ability of companies and individuals to exchange Argentine pesos for foreign currencies.

During December 2015 the Argentine peso exchange rate increased by approximately 37% against the U.S. dollar, to 13.30 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, the Company recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of February 25, 2016, the Argentine Peso exchange rate against the U.S. dollar was 15.6.

With this new policy, prior approval of foreign exchange transactions by the Argentine Administration of Public Revenues is no longer required for the purchase of foreign currency. In addition, access to the local foreign exchange market without requiring prior Central Bank approval is allowed for all of the following: real estate investments abroad, loans granted to non-Argentine residents, Argentine residents’ contributions of direct investments abroad, portfolio investment of Argentine individuals abroad, certain other investments abroad of Argentine residents, portfolio investments of Argentine legal entities abroad, purchase of foreign currency bills to be held in Argentina, as well as purchase of traveler checks. The total amount of foreign currency purchased for all the above mentioned items cannot exceed $2.0 million per month in the aggregate.

Had a hypothetical devaluation of 20% of the Argentine Peso against the U.S. dollar occurred on December 31, 2015, the reported net assets in our Argentine subsidiaries would have decreased by approximately $14.1 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $9.7 million in our Argentine subsidiaries.

Brazilian Segment

During 2015, the Brazilian Reais exchange rate against the U.S. dollar increased in approximately 47%, from 2.66   Brazilian Reais per U.S .dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015. Due to the abovementioned devaluation, during the year ended December 31, 2015,   the reported Other Comprehensive Loss of the Brazilian segment   increased in $9.0 million as a result of having a net asset position in Brazilian Reais; and the Company recognized a foreign exchange gain of $14.6 million during the same period.

Had a hypothetical increase in the Brazilian Reais exchange rate against the U.S. dollar of 20% occurred on December 31, 2015, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $6.4 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $ 1.1 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of December 31, 2015, MercadoPago’s funds receivable from customers totaled $ 131.9 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2015, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1. 21%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of December 31, 2015 could decrease (increase) by approximately $3.9 million.

As of December  31, 2015, our short-term investments amounted to $202.1  million and our long-term investments amounted to $187.6  million . These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2009, 2010, 2011 and 2012 long-term retention plan (the “2009, 2010, 2011 and 2012 LTRP”, respectively) payable as follows:

•

eligible employees will receive a fixed payment equal to 6.25% of his or her 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus once a year for a period of eight years starting in 2010 and/or 2011 and/or 2012 and/or 2013 (the “2009, 2010, 2011 and 2012 Annual Fixed Payment”, respectively ); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2009, 2010, 2011 and 2012 Variable Payment, respectively”) equal to the product of (i) 6.25% of the applicable 2009 and/or 2010 and/or 2011 and/or 2012 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008, 2009, 2010 and 2011 Stock Price, defined as $13.81, $45.75, $65.41 and $77.77 for the 2009, 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009, 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

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

On September 27, 2013, our board of directors, upon the recommendation of the compensation committee, approved the 2013 Long Term Retention Plan (the “2013 LTRP”), o n March 31, 2014, the board of directors, upon the recommendation of the compensation committee approved the 2014 employee retention programs (“2014 LTRP”) and on August 4, 2015, the board of directors, upon the recommendation of the compensation committee approved the 2015 employee retention programs (“2015 LTRP”) . If earned, payments to eligible employees under the 2013, 2014 and 2015 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees. The awards under 2013,  2014 and/or 2015 LTRP are payable in cash, common stock or a combination thereof and, as we mentioned in the paragraph before for the others LTRP, we granted the right to any LTRP participant to request settlement in cash.

In order to receive an award under the 2013 , 2014 and/or 201 5 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013 , 2014 and/or 2015 LTRP bonus, payable as follows:

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

At December 31, 2015, the total contractual obligation of our 2009, 2010, 2011, 2012, 2013,  2014 and 2015 Variable Payment LTRP liability amounted to $ 28.4 million. As of December 31, 2015, the accrued liability related to the 2009, 2010, 2011, 2012, 2013, 2014 and 2015 Variable Payment portion of the LTRP included in social security payable in our consolidated balance sheet amounted to $ 17.2 million. The following table shows a sensitivity analysis of the risk associated with our contractual obligation related to the 2009, 2010, 2011, 2012, 2 013, 2014 and 2015 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%:

		As of December 31, 2015
		MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013, 2014 and 2015
		Equity Price	variable LTRP liability
(In thousands, except equity price)
Change in equity price in percentage

40%		155.43	39,804
30%		144.32	36,961
20%		133.22	34,118
10%		122.12	31,275
Static	(*)	111.02	28,432
-10%		99.92	25,588
-20%		88.81	22,745
-30%		77.71	19,902
-40%		66.61	17,059

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)-(1) of this report are included elsewhere in this report and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our board of directors.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

Information on our directors and executive officers and the audit committee and nominating and corporate governance committee of our board of directors is incorporated by reference from our Proxy Statement (under the headings “Proposal One” “Information on Our Board of Directors and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers”) to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information presented under the headings “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2016 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information presented under the headings “Beneficial Ownership of Our Common Stock” in our 2016 Proxy Statement to be filed with the SEC is incorporated herein by reference.

The following table represents information as of December 31, 2015 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	238,615

Total	—	—	238,615

(1)	Represents our 2009 Equity Compensation which was approved by our stockholders on June 10, 2009

Description of Amended and Restated 1999 Stock Option and Restricted Stock Plan

Our 1999 Plan was adopted by our board of directors on November 3, 1999. The 1999 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or the Internal Revenue Code, to our employees, and non-qualified stock options and restricted stock to our employees, directors, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards”. The 1999 Plan expired on November 3, 2009 and as a result, no new awards may be made under the 1999 Plan. However, any outstanding awards at the expiration shall remain in effect until the earlier of the exercise, termination or expiration of such outstanding awards. At December 31, 2015, there were no outstanding options to purchase shares of common stock under the 1999 Plan.

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

The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Directors and Corporate Governance” in our 2016 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Ratification of Independent Registered Public Accounting Firm” in our 2016 Proxy Statement to be filed with the SEC is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in this report:

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Exhibit Title
3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for the Registrant’s Common Stock (3)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

4.03	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (9)

10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Employment Agreement with Officers. (2)

10.05	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (3)

10.06	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (4)

10.07	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda. (4)

10.08	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (5)

10.09	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A. (6)

10.10	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C. (6)

10.11	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A. (7)

10.12	2014 Long-Term Retention Plan (8)

10.13	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (10)

10.14	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (11)

10.15	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (12)

10.16	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (13)

10.17	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (14)

10.18	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (15)

10.19	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (16)

10.20	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (17)

10.21

Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein (18)

10.22	Amended and Restated 2009 Long-Term Retention Plan (19)

10.23	Amended and Restated 2010 Long-Term Retention Plan (19)

10.24	Amended and Restated 2011 Long-Term Retention Plan (19)

10.25	Amended and Restated 2012 Long-Term Retention Plan (19)

10.26	Amended and Restated 2013 Long-Term Retention Plan (19)

10.27	Amended and Restated 2014 Long-Term Retention Plan (19)

10.28	2015 Long-Term Retention Plan (19)

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm*

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Company´s Registration Statement on Form S-1 filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Company´s Registration Statement on Form S-1 filed on July 13, 2007
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2014
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2014

(12)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(13)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(14)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(15)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(16)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(17)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(18)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 6, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016

/s/ Mario Vazquez Mario Vazquez	Director	February 26, 2016

/s/ Susan Segal Susan Segal	Director	February 26, 2016

/s/ Michael Spence Michael Spence	Director	February 26, 2016

/s/ Verónica Allende Serra Veronica Allende Serra	Director	February 26, 2016

/s/ Nicolás Galperin Nicolás Galperin	Director	February 26, 2016

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 26, 2016

/s/ Meyer Malka Meyer Malka	Director	February 26, 2016

/s/ Javier Olivan Javier Olivan	Director	February 26, 2016
/s/ Roberto Balls Sallouti Roberto Balls Sallouti	Director	February 26, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for the Registrant’s Common Stock (3)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

4.03	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (19)

10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Form of Employment Agreements with Officers. (2)

10.05	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (3)

10.06	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (4)

10.07	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda. (4)

10.08	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (5)

10.09	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A. (6)

10.10	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C. (6)

10.11	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A. (7)

10.12	2014 Long-Term Retention Plan (8)

10.13	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (10)

10.14	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (11)

10.15	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (12)

10.16	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (13)

10.17	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (14)

10.18	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (15)

10.19	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (16)

10.20	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (17)

10.21

Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein (18)

10.22	Amended and Restated 2009 Long-Term Retention Plan (19)

10.23	Amended and Restated 2010 Long-Term Retention Plan (19)

10.24	Amended and Restated 2011 Long-Term Retention Plan (19)

10.25	Amended and Restated 2012 Long-Term Retention Plan (19)

10.26	Amended and Restated 2013 Long-Term Retention Plan (19)

10.27	Amended and Restated 2014 Long-Term Retention Plan (19)

10.28	2015 Long-Term Retention Plan (19)

21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm*

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2014
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(12)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(13)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(14)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(15)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(16)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(17)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(18)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 6, 2015

MercadoLibre, Inc.

Consolidated Financial Statements

as of December 31, 2015 and 2014

and for the three years in the period

ended December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of MercadoLibre, Inc.

City of Buenos Aires, Argentina

We have audited the accompanying consolidated balance sheets of MercadoLibre, Inc. and its subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

City of Buenos Aires, Argentina

February 26, 2016

DELOITTE & Co. S.A.

Diego O. De Vivo

Partner

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

(In thousands of U.S. dollars, except par value)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$ 166,881	$ 223,144
Short-term investments	202,112	148,810
Accounts receivable, net	28,428	46,672
Credit cards receivables, net	131,946	85,162
Prepaid expenses	6,007	3,458
Inventory	222	—
Deferred tax assets	12,290	11,520
Other assets	9,577	13,984
Total current assets	557,463	532,750
Non-current assets:
Long-term investments	187,621	205,265
Property and equipment, net	81,633	91,545
Goodwill	86,545	68,829
Intangible assets, net	28,991	23,171
Deferred tax assets	17,398	21,554
Other assets	43,955	23,734
Total non-current assets	446,143	434,098
Total assets	$ 1,003,606	$ 966,848

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 62,038	$ 58,006
Funds payable to customers	203,247	165,034
Salaries and social security payable	32,918	28,777
Taxes payable	10,092	26,013
Loans payable and other financial liabilities	1,965	1,642
Deferred tax liabilities	2,551	1,645
Other liabilities	7,667	4,176
Dividends payable	4,548	7,330
Total current liabilities	325,026	292,623
Non-current liabilities:
Salaries and social security payable	10,422	11,326
Loans payable and other financial liabilities	294,342	282,184
Deferred tax liabilities	24,498	18,746
Other liabilities	9,860	6,181
Total non-current liabilities	339,122	318,437
Total liabilities	$ 664,148	$ 611,060

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,156,854 and 44,154,572 shares issued and outstanding at December 31,
2015 and December 31, 2014, respectively	$ 44	$ 44
Additional paid-in capital	137,923	137,645
Retained earnings	440,770	353,173
Accumulated other comprehensive loss	(239,279)	(135,074)
Total Equity	339,458	355,788
Total Liabilities and Equity	$ 1,003,606	$ 966,848

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2015, 2014 and 2013

(In thousands of U.S. dollars, except for share data)

	Year Ended December 31,
	2015	2014	2013
Net revenues	$ 651,790	$ 556,536	$ 472,595
Cost of net revenues	(214,994)	(158,978)	(130,077)
Gross profit	436,796	397,558	342,518

Operating expenses:
Product and technology development	(76,423)	(53,600)	(40,888)
Sales and marketing	(128,609)	(111,627)	(90,484)
General and administrative	(76,342)	(62,364)	(57,607)
Impairment of Long-Lived Assets	(16,226)	(49,496)	—
Total operating expenses	(297,600)	(277,087)	(188,979)
Income from operations	139,196	120,471	153,539

Other income (expenses):
Interest income and other financial gains	20,561	15,336	10,668
Interest expense and other financial losses	(20,391)	(11,659)	(2,356)
Foreign currency gains (losses)	11,125	(2,352)	1,258
Net income before income / asset tax expense	150,491	121,796	163,109

Income / asset tax expense	(44,702)	(49,143)	(45,583)
Net income	$ 105,789	$ 72,653	$ 117,526

Less: Net Income attributable to Redeemable Noncontrolling Interest	—	72	19
Net income attributable to MercadoLibre, Inc. shareholders	$ 105,789	$ 72,581	$ 117,507

	Year Ended December 31,
	2015	2014	2013
Basic EPS
Basic net income attributable to MercadoLibre, Inc.
Shareholders per common share	$ 2.40	$ 1.63	$ 2.66
Weighted average of outstanding common shares	44,155,680	44,153,884	44,152,600
Diluted EPS
Diluted net income attributable to MercadoLibre, Inc.
Shareholders per common share	$ 2.40	$ 1.63	$ 2.66
Weighted average of outstanding common shares	44,155,680	44,153,884	44,152,600

Cash Dividends declared	0.412	0.664	0.572

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2015, 2014 and 2013

(In thousands of U.S. dollars)

	Year Ended December 31,
	2015	2014	2013

Net income	$ 105,789	$ 72,653	$ 117,526

Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(103,912)	(47,214)	(37,972)
Unrealized net (losses) gains on available for sale investments	(672)	(379)	25
Less: Reclassification adjustment for (losses) gains on available for sale investments included in net income	(379)	25	760
Net change in accumulated other comprehensive loss, net of income tax	(104,205)	(47,618)	(38,707)
Total Comprehensive Income	$ 1,584	$ 25,035	$ 78,819

Less: Comprehensive loss attributable to Redeemable Noncontrolling Interest	—	(332)	(14)
Comprehensive Income attributable to MercadoLibre, Inc. Shareholders	$ 1,584	$ 25,367	$ 78,833

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2015, 2014 and 2013

(In thousands of U.S. dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2012	44,151	$44	$120,469	$ -	$218,083	$(48,783)	$289,813

Stock options exercised	2	—	3	—	—	—	3
Stock-based compensation	1	—	58	—	—	—	58
Dividend distribution	—	—	—	—	(25,255)	—	(25,255)
LTRP shares issued	9	—	1,032	—	—	—	1,032
Common Stock repurchased	(9)	—	—	(1,012)	—	—	(1,012)
Change in redeemable amount of noncontrolling interest	—	—	—	—	10	—	10
Net income	—	—	—	—	117,507	—	117,507
Other comprehensive loss	—	—	—	—	—	(38,673)	(38,673)
Balance as of December 31, 2013	44,154	$ 44	$ 121,562	$ (1,012)	$ 310,345	$ (87,456)	$ 343,483

Stock-based compensation	1	—	118	—	—	—	118
Dividend distribution	—	—	—	—	(29,318)	—	(29,318)
LTRP shares issued	21	—	1,930	—	—	—	1,930
Common Stock repurchased	(21)	—	(2,956)	1,012	—	—	(1,944)
Convertible Notes - Equity component	—	—	29,775	—	—	—	29,775
Capped Call	—	—	(12,784)	—	—	—	(12,784)
Change in redeemable amount of noncontrolling interest	—	—	—	—	(435)	—	(435)
Net income	—	—	—	—	72,581	—	72,581
Other comprehensive loss	—	—	—	—	—	(47,618)	(47,618)
Balance as of December 31, 2014	44,155	$ 44	$ 137,645	$ —	$ 353,173	$ (135,074)	$ 355,788

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2015, 2014 and 2013

(In thousands of U.S. dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2014	44,155	$ 44	$ 137,645	$ —	$ 353,173	$ (135,074)	$ 355,788

Stock-based compensation	2	—	279	—	—	—	279
Dividend distribution	—	—	—	—	(18,192)	—	(18,192)
LTRP shares issued	19	19	2,713	—	—	—	2,732
Common Stock repurchased	(19)	(19)	(2,714)	—	—	—	(2,733)
Net income	—	—	—	—	105,789	—	105,789
Other comprehensive loss	—	—	—	—	—	(104,205)	(104,205)
Balance as of December 31, 2015	44,157	$ 44	$ 137,923	$ —	$ 440,770	$ (239,279)	$ 339,458

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

(In thousands of U.S. dollars)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 105,789	$ 72,581	$ 117,507
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to Redeemable Noncontrolling Interest	-	72	19
Unrealized Devaluation Loss, net	14,717	13,808	6,421
Impairment of Long-Lived Assets	16,226	49,496	—
Depreciation and amortization	23,209	16,947	11,879
Accrued interest	(12,783)	(9,029)	(9,883)
Convertible bonds accrued interest and amortization of debt discount	17,272	7,874	—
LTRP accrued compensation	10,213	11,852	11,645
Deferred income taxes	4,354	(20,237)	(7,848)
Changes in assets and liabilities:
Accounts receivable	(36,476)	(36,120)	(22,764)
Credit Card Receivables	(109,139)	(45,521)	(27,315)
Prepaid expenses	(3,907)	(157)	(2,075)
Inventory	(237)	—	—
Other assets	(2,340)	(5,982)	(23,127)
Accounts payable and accrued expenses	63,668	68,780	26,037
Funds payable to customers	119,353	61,072	47,558
Other liabilities	1,765	1,675	2,986
Interest received from investments	9,686	9,682	11,473
Net cash provided by operating activities	221,370	196,793	142,513
Cash flows from investing activities:
Purchase of investments	(1,949,769)	(2,577,130)	(1,135,941)
Proceeds from sale and maturity of investments	1,875,516	2,330,836	1,174,790
Payment for acquired businesses, net of cash acquired	(45,009)	(36,814)	(3,423)
Payment of remaining amount from business acquisition	-	(4,000)	—
Purchases of intangible assets	(1,746)	(857)	(459)
Advance for property and equipment	(23,380)	—	—
Purchases of property and equipment	(39,150)	(34,426)	(113,756)
Net cash used in investing activities	(183,538)	(322,391)	(78,789)
Cash flows from financing activities:
Funds received from the issuance of convertible notes	-	330,000	—
Transaction costs from the issuance of convertible notes	-	(8,084)	—
Purchase of convertible note capped call	-	(19,668)	—
Proceeds from loans payable and other finanacial liabilities	5,033	—	31,454
Payments on loans payable and other financial liabilities	(9,059)	(7,704)	(15,937)
Dividends paid	(20,974)	(28,303)	(23,754)
Repurchase of Common Stock	(2,714)	(1,944)	(1,012)
Stock options exercised	—	—	3
Net cash (used in) provided by financing activities	(27,714)	264,297	(9,246)
Effect of exchange rate changes on cash and cash equivalents	(66,381)	(55,840)	(15,682)
Net (decrease) increase in cash and cash equivalents	(56,263)	82,859	38,796
Cash and cash equivalents, beginning of the year	$223,144	140,285	101,489
Cash and cash equivalents, end of the year	$166,881	$ 223,144	$ 140,285

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

(In thousands of U.S. dollars)

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow information:
Cash paid for interest	$7,977	$ 4,751	$ 658
Cash paid for income and asset taxes	$65,550	$ 67,662	$ 55,996

Non-cash financing activities:
Stock based compensation	$279	$ 118	$ 58
LTRP shares issued	$2,713	$ 1,930	$ 1,032

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$6,841	$5,807	$ —

Acquisition of business	2015 (1)	2014 (2)	2013
Cash and cash equivalents	$752	$ 1,102	$ 31
Accounts receivable	1,039	5,932	538
Tax credits	179	814	—
Other current assets	50	19	15
Non current assets	—	236	94
Fixed Assets	238	564	6
Total assets acquired	2,258	8,667	684
Accounts payable and accrued expenses	381	4,372	143
Financial liabilities	—	2,160	—
Taxes payable	—	71	181
Payroll and social security payable	—	527	123
Other liabilities	727	—	—
Total liabilities assumed	1,108	7,130	447
Net assets acquired	1,150	1,537	237
Goodwill, Identifiable Intangible Assets and deferred tax liabilities	34,297	21,193	2,669
Trademarks	4,568	7,577	—
Customer lists	7,062	10,989	—
Software	4,791	447	—
Non Solicitation Agreement	734	1,015	—
Escrow for employment relationship	—	—	548
Total purchase price	52,602	42,758	3,454
Cash and cash equivalents acquired	752	1,102	31
Payment for acquired businesses, net of cash acquired	$ 51,850	$ 41,656	$ 3,423

(1)

Related to the acquisition of a software development company in Brazil and an online classified advertisement company in Mexico - See Note 6.

(2)

Related to the acquisition of software development company in Argentina and an online classified advertisement companies in Chile and Mexico - See Note 6.

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

As of December 31, 2015, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, including the recently launched online ecommerce platforms in Bolivia, Guatemala and Paraguay. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, and added Colombia to its list of countries where the service is offered from June 2015. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.8%, 99.7% and 99.6% of the consolidated amounts during 2015, 2014 and 2013, respectively. Long-lived assets, intangible assets and Goodwill located in the foreign operations totaled $184,178 thousands and $170,147 thousands as of December 31, 2015 and 2014, respectively.

Cash and cash equivalents, short-term and long-term investments, amounted to $556,614 thousands and $577,219 thousands as of December 31, 2015 and 2014, respectively. As of December 31, 2015 those assets are located 69% in the United States of America and 31% in foreign locations, mainly in Brazil, Argentina and Venezuela. As of December 31, 2014 those assets are located 71% in the United States of America and 29% in foreign locations, mainly in Brazil, Argentina and Venezuela.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts and chargeback provisions, recoverability of goodwill and intangible assets with indefinite useful lives, useful lives of long-lived assets and intangible assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, recognition of income taxes and contingencies. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, consisting primarily of money market funds and certificates of deposit, to be cash equivalents.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Investments

Time deposits are valued at amortized cost plus accrued interest. Debt securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive (loss) income, net of the related tax provisions or benefits.

Investments are classified as current or non-current depending on their maturity dates and when it is expected to be converted into cash.

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to debt securities, this assessment takes into account the intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and if the Company does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). The Company did not recognize any other-than-temporary impairment on the investments in 2015, 2014, or 2013.

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

Concentration of credit risk

Cash and cash equivalents, short-term and long-term investments, credit card receivables and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents and investments are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and MercadoPago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. The Company maintains an allowance for doubtful accounts and credit cards receivables based upon its historical experience and current aging of customers. Historically, such charges have been within management expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to sales and marketing expense.

During the years ended December 31, 2015, 2014 and 2013,  no single customer accounted for more than 5% of net revenues. As of December 31, 2015 and 2014,  no single customer, except for high credit quality credit card processing companies, accounted for more than 5% of accounts receivables.

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

Credit cards receivables are presented net of the related provision for chargebacks. As of December 31, 2015 and 2014, there are no past due credit cards receivables.

Funds payable to customers relate also to the Company’s payments solution and are originated by the amounts due to sellers held by the Company until the transaction is completed. Funds, net of any amount due to the Company by the seller, are maintained in the seller’s current account until collection is requested by the customer.

Transfer of financial assets

The Company may sell credit cards coupons to financial institutions, included within “Credit cards receivables”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. As of December 31, 2015 and 2014, there is no continuing involvement with transferred financial assets. Addittionaly, the Company may discount credit card cupons with financial institutions, included within “Credit card receivables”. The aggregate amount of pre-tax gain included in net revenue recognized on sale or discount of credit card coupons is $96,345 thousands, $71,409 thousands and $49,736 thousands, for the years ended December 31, 2015, 2014 and 2013, respectively.

Inventory

Inventory, consisting of points of sale (“POS”) devices available for sale, are accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value.

Property and equipment, net

Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2015 and 2014, the Company capitalized $14,554 thousands and $7,037 thousands, respectively.

On October 9, 2014, the Company through its Venezuelan subsidiary acquired an office property in Caracas, for a total amount of BF$170.6 million, or $3.4 million for investments purposes.

Additionally during 2015, the Venezuelan subsidiary acquired five offices in process of construction, in Caracas, Venezuela for a total paid price as of December 31, 2015 of BF$4,645.6 million, or $23.4 million, for investment purposes and included in non-current Other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations and with a mortgage loan amounting to BF$1,000 million celebrated with Banco del Caribe, C.A. Banco Universal to be paid in monthly installments during five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. As of December 31, 2015 the amount due in relation to the mentioned mortgage loan amounts to BF$943,911 thousands or $4,750 thousands. The offices will be delivered on October, 2016 according to the agreements.

Those buildings, excluding lands are depreciated from the date when they are ready to be used, using the straight-line depreciation method over a 50-year depreciable life.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination.

Intangible assets consist of customer lists, trademarks, licenses, software, non-solicitation and non-compete agreements acquired in business combinations and valued at fair value at the acquisition date. Intangible assets with definite useful life are amortized over the period of estimated benefit to be generated by those assets and using the straight-line method; their estimated useful lives ranges from three to ten years. Trademarks with indefinite useful life are not subject to amortization, but are subject to an annual impairment test, by comparing their carrying amount with their corresponding fair value. For any given intangible asset with indefinite useful life, if its fair value exceeds its carrying amount no impairment loss shall be recognized.

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

As explained in the section “Foreign Currency Translation” of the present Note to these consolidated financial statements, the Company has accessed to more unfavorable exchange markets in Venezuela as from December 2013.

Considering the changes in facts and circumstances in the exchange markets in Venezuela and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that certain office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded impairment losses of $16.2 million and $49.5 million on March 31, 2015 and in the second quarter of 2014, respectively, by using the market approach and considering prices for similar assets.

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

As of December 31, 2015 and 2014, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2015, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 10.3% to 25.0%. The average discount rate used for 2015 was 16.6%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”), Total Payment Volume (“TPV”), Total Payment Transactions (“TPN”) which represents a measure of the total U.S. dollar amount of all transactions completed through the MercadoLibre marketplace, excluding motor vehicles, vessels, aircraft, real estate, and services and take rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product (“GDP”), internet penetration rates as well as trends in the Company’s market share.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Impairment of goodwill and intangible assets with indefinite useful life (continued)

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and the second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized in the years ended December 31, 2015, 2014 and 2013 and management’s assessment of the fair value of each reporting unit exceeds its carrying value.

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. No impairment loss has been recognized in the years ended December 31, 2015, 2014 and 2013.

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

Revenues from services are separately recognized according to the following criteria described for each type of services:

•

Revenues from intermediation services derive from listing and final value fees paid by sellers. Listing fee revenues are recognized ratably over the estimated period of the listing, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. The payment services revenues are generated primarily from processing transactions for customers. Revenues resulting from a payment processing transaction are recognized once the transaction is completed. The Company does not charge a separate fee for on-platform transactions.

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

•

Advertising revenues such as the sale of banners are recognized on accrual basis during the average advertising period, and MercadoClics services or sponsorship of sites are recognized based on “per-click” (which are generated each time users on our websites click through our text-based advertisements to an advertiser’s designated website) values and as the “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered.

•

Revenues from shipping services are generated when a buyer elects to receive the item through our shipping service and the service is rendered to the client. Revenues are disclosed net of third party provider’s cost.

Share-based payments

The liability related to the variable portion of the long term retention plans is remeasured at fair value (See Note 16 “Long Term Retention Plan” for more details).

Sales tax

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $52,477 thousands, $39,377 thousands and $28,389 thousands for the years ended December 31, 2015, 2014 and 2013, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Advertising costs

The Company expenses the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs totaled $46,862 thousands,  $42,052 thousands and $31,595 thousands for the years ended December 31, 2015, 2014 and 2013, respectively.

Comprehensive income

Comprehensive income is comprised of two components, net income and other comprehensive income. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive income includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries (except Venezuela since January 1, 2010, see “Foreign currency translation”) and unrealized gains and losses on investments classified as available-for-sale. Total comprehensive income attributable to MercadoLibre, Inc. shareholders’ for the years ended December 31, 2015, 2014 and 2013 amounted to $1,584 thousands,  $25,367 thousands and $78,833 thousands respectively.

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive (loss) income. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency gain (loss)” and amounted to $11,125 thousands, ($2,352) thousands and $1,258 thousands for the years ended December 31, 2015, 2014 and 2013, respectively.

Venezuelan currency status

According to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar was the functional currency for such operation. The cumulative three year inflation rate as of December 31, 2010 exceeded 100%. As of the date of these consolidated financial statements, the cumulative three-year inflation rate approximates 100%. The Company continues to treat the economy of Venezuela as highly-inflationary. Therefore, no translation effect was accounted for in other comprehensive income during the years ended December 31, 2015, 2014 and 2013 related to the Venezuelan operations.

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

The SITME rate that had been used to re-measure foreign currency transactions during 2012 was 5.3 Bolivares Fuertes per U.S. dollar, and the devaluation of the official exchange rate of the Bolivares Fuertes against the U.S. dollar to 6.3 Bolivares Fuertes per U.S. dollar generated a foreign currency loss amounting to $6.4 million in the first quarter of 2013.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Foreign currency translation (continued)

On March 19, 2013, the Central Bank of Venezuela (“BCV”) announced the creation of the Sistema Complementario de Administración de Divisas, SICAD, which would act jointly with the Commission for the Administration of Foreign Exchange Control (CADIVI). In order to operate within that system, a company had to be registered at the Registro Automatizado (Automatized Register, or “RUSAD”), and the acquisition of foreign currencies under that system was organized under an auction process to obtain foreign currencies for payments to foreign suppliers, where the minimum exchange rate to be offered was 6.30 Bolivares Fuertes per U.S. dollar.

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

In light of the disappearance of SICAD 2, and the Company’s inability to gain access to U.S. dollars through the new single system under SICAD, it started requesting and was granted U.S. dollars through SIMADI. As a result, the Company from that moment expected to settle its transactions through SIMADI and concluded that the SIMADI exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, the Company recorded a foreign exchange loss of $20.4 million during the first quarter of 2015, with no significant foreign exchange losses recorded during the second, third and fourth quarter of 2015. As of December 31, 2015, the SIMADI exchange rate was 198.70 BsF per U.S. dollar.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Foreign currency translation (continued)

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company has reviewed its long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, the Company has recorded an impairment of long-lived assets of $16.2 million on March 31, 2015. The carrying amount has been adjusted to its estimated fair value as of March 31, 2015, by using the market approach, and considering prices for similar assets.

Until 2010 the Company was able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the Commission for the Administration of Foreign Exchange Control (CADIVI). Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held in balance at U.S. bank accounts of the Venezuelan subsidiaries, were used for dividend distributions from the Venezuelan subsidiaries. TheVenezuelan subsidiaries have not requested authorization since 2012 to acquire U.S. dollars to make dividend distributions. The Company has not distributed dividends from the Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $24,634 thousands and $30,798 thousands, as of December 31, 2015 and 2014 and net revenues for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
	(In thousands)
Venezuelan operations
Net Revenues	$40,475	$58,026	$84,572

	December 31,	December 31,
	2015	2014
	(In thousands)
Assets	65,407	75,153
Liabilities	(36,266)	(43,359)
Net Assets	$29,141	$31,794

As of December 31, 2015, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 8.6% of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.4% of our consolidated cash and investments.

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

Foreign currency translation (continued)

Argentine currency status

The former Argentine government had implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Tax Authority of the foreign currency transaction (for example and without limitation, for the payment of non-Argentine goods and services, payment of principal and interest on non-Argentine debt and also payment of dividends to parties outside of the country), and eventually restrict, the ability to exchange Argentine pesos for other currencies, such as U.S. dollars.

During January 2014 the Argentine peso exchange rate against the U.S. dollar increased in approximately 23%, from 6.52 Argentine Pesos per U.S. dollar as of December 31, 2013 to 8.0 Argentine Pesos per U.S. dollar. Due to the abovementioned increase in the Argentine peso exchange rate against the U.S. dollar, during the first quarter of 2014, the reported Other Comprehensive Loss increased in $14.6 million as a result of having a net asset position in Argentine Pesos; and the Company recognized a foreign exchange gain of $4.6 million.

On December 17, 2015 the new Argentine government introduced significant changes into the foreign exchange regulatory framework that had been in place for the past four years under former president. These new measures include the removal of Argentina’s strict currency controls that restricted the ability of companies and individuals to exchange Argentine pesos for foreign currencies.

During December 2015 the Argentine peso exchange rate increased by approximately 37% against the U.S. dollar to 13.30 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, the Company recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of February 25, 2016 the Argentine Peso exchange rate against the U.S. dollar was 15.6.

With this new policy, prior approval of foreign exchange transactions by the Argentine Administration of Public Revenues is no longer required for the purchase of foreign currency. In addition, access to the local foreign exchange market without requiring prior Central Bank approval is allowed for all of the following: real estate investments abroad, loans granted to non-Argentine residents, Argentine residents’ contributions of direct investmentts abroad, portfolio investment of Argentine individuals abroad, certain other investments abroad of Argentine residents, portfolio investments of Argentine legal entities abroad, purchase of foreign currency bills to be held in Argentina, as well as purchase of traveler checks. The total amount of foreign currency purchased for all the above mentioned items cannot exceed $2.0 million per month in the aggregate.

Brazilian currency status

During 2015, the Brazilian Reais exchange rate against the U.S. dollar increased in approximately 47%, from 2.66 Brazilian Reais per U.S. dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015. Due to the fluctuations of the Brazilian foreign currency against the U.S. dollar, we recognized a foreign exchange gain of $14.6 million during the year 2015. In addition, the reported Other Comprehensive Loss of our Brazilian segment increased by $9.0 million during the current year.

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

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $24.6 million during 2015, corresponding $21.0 million to the income tax benefit of the year 2015 and $3.6 million of the fourth quarter of 2014. Furthermore, the Company recorded a labor cost benefit of $5.2 million, corresponding $3.9 million to the labor cost benefit of the year 2015 and $1.3 million of the fourth quarter of 2014. Additionally, $2.0 million were accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.56 for the year ended December, 31 2015.

As of December 31, 2015 and 2014, the Company had included under non-current deferred tax assets caption the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $10,102 thousands and $4,328 thousands, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

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

Convertible Senior Notes

On June 30, 2014, the Company issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). In connection with the issuance of the Notes, the Company paid $19,668 thousands to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”), with certain financial institutions. For more detailed information in relation to the Notes and the Capped Call transactions, see Note 17 to these consolidated financial statements.

The convertible debt instrument was separated into debt and equity components at issuance and a fair value was assigned. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of the issuance date, the Company determined the fair value of the liability component of the Notes based on market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as level 2 observable inputs. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

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

The cost of the capped call transactions, which net of deferred income tax effect amounts to $12,784 thousands, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of these consolidated balance sheets.

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

On November 20, 2015 the FASB issued the ASU 2015-17. Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On January 5, 2016 the FASB issued the ASU 2016-01. The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On February 25, 2016 the FASB issued the ASU 2016-02. The amendments in this Update create Topic 842, Leases, which supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. It represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company’s financial statements.

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

Diluted earnings per share for the Company’s common stock assume the issuance of shares as a consequence of a convertible debt securities conversion event (refer to Note 17 to these Consolidated Financial Statements) and the effect of assumed share settlement of long-term retention plans for earnings per share calculation.

The following table shows how net income is allocated using the “if converted” and the “treasury stock” method for convertible debt securities and long-term retention plans, respectively, for earnings per common share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$ 105,789	$ 105,789	$ 72,653	$ 72,653	$ 117,526	$ 117,526

Net income attributable to noncontrolling interests	-	-	(72)	(72)	(19)	(19)

Change in redeemable amount of noncontrolling interest	-	-	(435)	(435)	10	10

Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$ 105,789	$ 105,789	$ 72,146	$ 72,146	$ 117,517	$ 117,517

Net income per share of common stock is as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$ 2.40	$ 2.40	$ 1.63	$ 1.63	$ 2.66	$ 2.66

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 105,789	$ 105,789	$ 72,146	$ 72,146	$ 117,517	$ 117,517

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,155,680	44,155,680	44,153,884	44,153,884	44,152,600	44,152,600
Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,155,680	44,155,680	44,153,884	44,153,884	44,152,600	44,152,600

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

3.	Net income per share (continued)

On June 30, 2014, the Company issued the 2.25% Convertible Senior Notes due 2019 (please refer to Note 17 of these consolidated financial statements for discussion regarding these debt notes). The conversion of these debt notes are considered for diluted earnings per share utilizing the “if converted” method, the effect of that conversion is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. For the years ended December 31, 2015 and 2014, the effect of the Convertible Senior Notes due 2019 on diluted earnings per share was antidilutive and, as a consequence, it was not computed for diluted earnings per share.

The denominator for diluted net income per share for the years ended on December 31, 2015 and 2014 does not include any effect from the capped call because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

4.	Short-term and long-term investments

The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2015	2014
	(In thousands)
Short-term investments
Time Deposits	$ 76,658	$ 58,475
Sovereign Debt Securities	13,962	4,722
Corporate Debt Securities	102,977	81,811
Certificates of deposits	8,515	3,802
Total	$ 202,112	$ 148,810

Long-term investments
Sovereign Debt Securities	$ 55,340	$ 44,428
Corporate Debt Securities	129,280	156,832
Certificates of deposits	3,001	4,005
Total	$ 187,621	$ 205,265

Unrealized (losses) gains of available-for-sale securities, net of tax, were ($672) thousands, ($379) thousands and $25 thousands for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, the Company has no securities considered held-to-maturity.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components

	December 31,	December 31,
	2015	2014
	(In thousands)
Accounts receivable, net:
Users	$ 24,745	$ 45,347
Credit cards and other means of payments	2,739	8,592
Advertising	3,394	3,569
Others debtors	8,836	5,329
	39,714	62,837
Allowance for doubtful accounts	(11,286)	(16,165)
	$ 28,428	$ 46,672

	December 31,	December 31,
	2015	2014
	(In thousands)
Credit card receivables
Credit cards and other means of payments	$ 133,180	$ 85,691
Allowance for chargebacks	(1,234)	(529)
	$ 131,946	$ 85,162

	December 31,	December 31,
	2015	2014
	(In thousands)
Current other assets:
VAT credits	$ 1,011	$ 1,751
Other taxes	5,189	8,938
Other	3,377	3,295
	$ 9,577	$ 13,984

	December 31,	December 31,
	2015	2014
	(In thousands)
Non current other assets:
Advances for fixed assets	$ 23,380	$ —
Legal deposits	55	433
Judicial deposits	16,378	21,043
Other	4,142	2,258
	$ 43,955	$ 23,734

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	Estimated
	useful life	December 31,	December 31,
	(years)	2015	2014
		(In thousands)
Property and equipment, net:
Equipment	3-5	$ 48,380	$ 39,649
Land & Building	50 (1) (2)	28,479	57,542
Furniture and fixtures	3-5	13,506	10,756
Software	3	43,989	25,052
Cars	3	93	153
		134,447	133,152
Accumulated depreciation		(52,814)	(41,607)
		$ 81,633	$ 91,545

(1)	Estimated useful life attributable to “Buildings”.
(2)	After impairment test. See Note 2, “Impairment of Long-lived Assets”.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Depreciation and amortization:
Cost of net revenues	$ 830	$ 801	$ 1,169
Product and technology development	16,260	12,074	8,623
Sales and marketing	548	181	213
General and administrative	5,571	3,891	1,874
	$ 23,209	$ 16,947	$ 11,879

	December 31,	December 31,
	2015	2014
	(In thousands)
Accounts payable and accrued expenses:
Accounts payable	$ 54,649	$ 50,812
Accrued expenses
Advertising	3,005	3,912
Professional fees	1,327	1,365
Other expense provisions	3,054	1,692
Other current liabilities	3	225
	$ 62,038	$ 58,006

	December 31,	December 31,
	2015	2014
	(In thousands)
Current loans payable and other financial liabilities:
Unsecured lines of credit	$ 1,965	$ 1,641
Car leasing financing	—	1
	$ 1,965	$ 1,642

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	December 31,	December 31,
	2015	2014
	(In thousands)
Non current loans payable and other financial liabilities:
Convertible notes	$ 290,477	$ 280,630
Unsecured lines of credit	3,865	1,554
	$ 294,342	$ 282,184

	December 31,	December 31,
	2015	2014
	(In thousands)
Current other liabilities:
Contingent considerations and escrows from acquisitions	$ 7,004	$ 2,971
Other	663	1,205
	$ 7,667	$ 4,176

	December 31,	December 31,
	2015	2014
	(In thousands)
Non current other liabilities:
Provisions and contingencies	$ 4,386	$ 3,009
Contingent considerations and escrows from acquisitions	5,413	3,048
Other	61	124
	$ 9,860	$ 6,181

	December 31,	December 31,	December 31,
	2015	2014	2013
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (238,607)	$ (134,695)	$ (87,481)
Unrealized gains on investments	(1,023)	(578)	37
Estimated tax loss on unrealized gains on investments	351	199	(12)
	$ (239,279)	$ (135,074)	$ (87,456)

The following table summarizes the changes in accumulated balances of other comprehensive income for the year December 31, 2015:

	Unrealized	Foreign	Estimated tax
	Gains on	Currency	(expense)
	Investments	Translation	benefit	Total 2015	Total 2014
	(In thousands)
Balances as of December 31, 2014	$ (578)	$ (134,695)	$ 199	$ (135,074)	$ (87,456)
Other comprehensive income before reclassifications adjustments for (losses) gains on available for sale investments	(1,023)	(103,912)	351	(104,584)	(47,593)
Amount of gain (loss) reclassified from accumulated other comprehensive income	578	—	(199)	379	(25)
Net current period other comprehensive (loss) income	(445)	(103,912)	152	(104,205)	(47,618)
Ending balance	$ (1,023)	$ (238,607)	$ 351	$ (239,279)	$ (135,074)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the year ended December 31, 2015:

Amount of Gain (Loss)
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Income	Comprehensive	Affected Line Item
Components	Income	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (578)	Interest expense and other financial losses
Estimated tax gain on unrealized losses on investments	199	Income / asset tax gain
Total reclassifications for the year	$ (379)	Total, net of income taxes

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

On September 12, 2014, ETVE acquired the remaining 40% of the membership interest of Autopark LLC for a total amount of $4,000 thousands in order to own the 100% of the membership interest of the Acquired Business. On December 10, 2014, ETVE paid with its own funds the total price.

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

As of December 31, 2015, the fair value of the contingent consideration recorded is $3,000 thousands. Contingent additional cash considerations are to be paid during the first half of 2016.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from April 8, 2014. The net revenues and net income of the acquiree included in the Company’s consolidated statement of income since the acquisition amounted to $10,632 and $2,208 thousands, respectively, for the year ended December 31, 2014.

The following table summarizes the allocation of the cash paid in the acquisition:

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Business Combinations (continued)

	Chile	Mexico	Total
	(In thousands)
Cash and cash equivalents	$547	$474	$1,021
Other net tangible assets / (liabilities)	2,306	(2,727)	(421)
Trademarks	5,422	2,155	7,577
Customer Lists	10,104	322	10,426
Software	447	—	447
Non solicitation agreement	587	—	587
Deferred tax assets and liabilities	(2,644)	214	(2,430)
Goodwill	14,709	6,074	20,783
Purchase Price	$31,478	$6,512	$37,990

The purchase price was allocated based on the measurement of the fair value of assets acquired and liabilities assumed.  The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademarks, customer lists, software and non-solicitation agreements for a total amount of $19,036 thousands. Management of the Company estimates that trademarks have an indefinite lifetime and the intangible assets associated with customer list will be amortized over a ten year period. The non-solicitation agreement intangible asset will be amortized over a four year period and the software in three years.

The Company recognized goodwill for this acquisition based on management’s expectation that the acquired businesses will improve the Company’s business in Latin America.

Arising goodwill has been allocated proportionally to each of the segments identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segments.

Acquisitions of Software Development Company in Argentina

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

The aggregate purchase price for the acquisition of the 100% of the acquired business was $4,768 thousands. On such same date, the Buyers paid and agreed to pay the purchase price as follows: i) $3,804 thousands in cash, net of $111 thousands of negative working capital adjustments; ii) set an escrow amounting to $250 thousands for a 24-months period, aiming to cover unexpected adjustments to the initial aggregate purchase price; and iii) set an escrow amounting to $735 thousands,  50% for a 12-months period and 50% for a 24-months period since the closing date.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from December 15, 2014. The net revenues and net loss of the acquiree included in the Company’s consolidated statement of income as of December 31, 2014, are immaterial to the consolidated financial statements.

The following table summarizes the definitive purchase price allocation for the acquisition:

Business Vision S.A. In thousands of U.S. dollars
Cash and cash equivalents	$81
Other net tangible assets	857
Total net tangible assets acquired	938
Customer Lists	563
Non solicitation agreement	428
Deferred tax assets and liabilities	(300)
Goodwill	3,139
Purchase Price	$4,768

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Business Combinations (continued)

The Company recognized goodwill for this acquisition based on management’s expectation that the acquired businesses will increase the software capabilities of the Company.

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from April 22, 2015. The net revenues and net income of the acquiree included in the Company’s consolidated statement of income since the acquisition amounted to $2,862 thousands and $87 thousands, respectively.

The following table summarizes the purchase price allocation calculated at the date of acquisition:

Metros Cúbicos S.A. de C.V. In thousands of U.S. dollars
Cash and cash equivalents	$593
Other net tangible assets	241
Trademark	4,568
Customer lists	3,924
Non-solicitation and Non-compete agreements	229
Deferred tax assets and liabilities	(2,616)
Goodwill	22,978
Purchase Price	$29,917

The purchase price was allocated based on the measurement of the fair value of assets acquired and liabilities assumed. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademarks, customer lists and non-solicitation and non-compete agreements for a total amount of $8,721 thousands. Management of the Company estimates that trademarks have an indefinite useful life and the intangible asset associated with the customer list will be amortized over a five -year period. The non-solicitation and non-compete agreement intangible asset will be amortized over a three -year period.

The Company recognized goodwill for this acquisition based on management’s expectation that the acquired business will improve the Company’s business in Mexico.

Arising goodwill ha s been allocated to the Mexican segment identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segment.

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from April 1, 2015. The net revenues and net loss of the acquiree included in the Company’s statement of income since the acquisition amounted to $1,338 thousands and $343 thousands until its merger with Ebazar.com.br Ltda., respectively.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

As of December 31, 2015, the fair value of the contingent consideration recorded is $6,007 thousands. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

The following table summarizes the purchase price allocation for the acquisition:

KPL Soluções Ltda. In thousands of U.S. dollars
Cash and cash equivalents	$159
Other net tangible assets	27
Customer lists	3,137
Software	4,791
Non-solicitation and Non-compete agreements	505
Goodwill	14,066
Purchase Price	$22,685

The purchase price was allocated based on the measurement of the fair value of assets acquired and liabilities assumed. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of customer lists, software, non-solicitation and non-compete agreements for a total amount of $8,433 thousands. Management of the Company estimates that customer lists, the software and the non-solicitation and non-compete agreements will be amortized over a five -year period.

The Company recognized goodwill for this acquisition based on management’s expectation that the acquired business will improve the Company’s business.

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

Business Combinations (continued)

Goodwills are not deductible for tax purposes, except for the proportion acquired by Meli Inversiones SpA (Chile) of the Portal Inmobiliario brand in Chile and the acquisition of KPL Soluções Ltda. by Ebazar.com.br Ltda. and MercadoLivre.com Atividades de Internet Ltda.

The results of operations for periods prior to the acquisitions, individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma information has not been presented.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2015	2014
	(In thousands)
Goodwill	$ 86,545	$ 68,829
Intangible assets with indefinite lives
- Trademarks	13,074	10,276
Amortizable intangible assets
- Licenses and others	8,691	5,111
- Non-compete agreement	1,615	1,829
- Customer list	12,971	11,294
Total intangible assets	$ 36,351	$ 28,510
Accumulated amortization	(7,360)	(5,339)
Total intangible assets, net	$ 28,991	$ 23,171

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Year ended December 31, 2015
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829
- Business acquisition	14,066	—	—	22,978	—	—	—	37,044
- Effect of exchange rates changes	(6,097)	(4,429)	(2,663)	(4,863)	—	(1,084)	(192)	(19,328)
Balance, end of the year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545

	Year ended December 31, 2014
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of year	$ 10,366	$ 14,676	$ 6,520	$ 11,376	$ 5,252	$ 5,506	$ 1,405	$ 55,101
- Business acquisition	1,538	775	14,710	6,293	477	82	48	23,923
- Effect of exchange rates changes	(1,347)	(3,592)	(2,129)	(1,950)	—	(1,067)	(110)	(10,195)
Balance, end of the year	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $3,147 thousands, $1,692 thousands and $781 thousands for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2015:

For year ended 12/31/2016	$ 3,736
For year ended 12/31/2017	3,497
For year ended 12/31/2018	2,903
For year ended 12/31/2019	2,005
Thereafter	3,776
$ 15,917

7.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown to reflect the evaluation of the Company’s performance defined by the management. The Company’s segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Bolivia, Guatemala, Paraguay, Peru, Portugal, Uruguay and USA).

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 290,602	$ 245,011	$ 40,338	$ 40,475	$ 35,364	$ 651,790
Direct costs	(180,394)	(134,750)	(31,282)	(15,287)	(24,605)	(386,318)
Impairment of Long-lived Assets	-	-	-	(16,226)	-	(16,226)
Direct contribution	110,208	110,261	9,056	8,962	10,759	249,246

Operating expenses and indirect costs of net revenues						(110,050)
Income from operations						139,196

Other income (expenses):
Interest income and other financial gains						20,561
Interest expense and other financial losses						(20,391)
Foreign currency gain						11,125
Net income before income / asset tax expense						$ 150,491

	Year Ended December 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 273,638	$ 150,668	$ 37,669	$ 58,026	$ 36,535	$ 556,536
Direct costs	(158,412)	(81,273)	(24,068)	(16,584)	(20,163)	(300,500)
Impairment of Long-lived Assets	-	-	-	(49,496)	-	(49,496)
Direct contribution	115,226	69,395	13,601	(8,054)	16,372	206,540

Operating expenses and indirect costs of net revenues						(86,069)
Income from operations						120,471

Other income (expenses):
Interest income and other financial gains						15,336
Interest expense and other financial losses						(11,659)
Foreign currency gain						(2,352)
Net income before income / asset tax expense						$ 121,796

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

	Year Ended December 31, 2013
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 206,394	$ 122,123	$ 32,843	$ 84,572	$ 26,663	$ 472,595
Direct costs	(119,423)	(66,493)	(18,558)	(29,579)	(12,339)	(246,392)
Direct contribution	86,971	55,630	14,285	54,993	14,324	226,203

Operating expenses and indirect costs of net revenues						(72,664)
Income from operations						153,539

Other income (expenses):
Interest income and other financial gains						10,668
Interest expense and other financial losses						(2,356)
Foreign currency gain						1,258
Net income before income / asset tax expense						$ 163,109

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2015	2014
	(In thousands)
US property and equipment, net	$ 12,756	$ 13,226
Other countries
Argentina	22,379	28,005
Brazil	17,150	8,237
Mexico	2,475	2,801
Venezuela (*)	21,556	36,237
Other countries	5,317	3,039
	$ 68,877	$ 78,319
Total property and equipment, net	$ 81,633	$ 91,545

(*) After the impairment of Venezuelan long-lived assets (See Note 2 “Impairment of Long-lived assets”).

Office building acquisitions agreement in Caracas

On October 9, 2014, the Company through its Venezuelan subsidiary acquired an office property located in Centro San Ignacio, Caracas, for a total amount of BF$170.6 million, or $3.4 million. The price of the transaction was paid as follows: i) 50% of the price, or BF$ 85.3 was paid at the date of signing the memorandum of understanding; ii) 30% of the price, or BF$ 51.2 million, was paid on October 20, 2014; and iii) the remaining 20% was paid at the moment of transfer of the property ownership.

Additionally during 2015, the Venezuelan subsidiary acquired five offices in process of construction, in Caracas, Venezuela for a total paid price as of December 31, 2015 of BF$4,645.6 million, or $23.4 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations and with a mortgage loan amounting to BF$1,000 million celebrated with Banco del Caribe, C.A. Banco Universal to be paid in monthly installments during five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. As of December 31, 2015 the amount due in relation to the mentioned mortgage loan amounts to BF$943,911 thousands or $4,750 thousands. The offices will be delivered on October, 2016 according to the agreements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2015	2014
	(In thousands)
US intangible assets	$ 235	$ 172
Other countries goodwill and intangible assets
Argentina	8,763	12,580
Brazil	21,338	11,212
Mexico	46,186	21,734
Venezuela	7,217	7,515
Other countries	31,797	38,787
	$ 115,301	$ 91,828
Total goodwill and intangible assets	$ 115,536	$ 92,000

Consolidated net revenues by similar products and services for the years ended December 31, 2015, 2014 and 2013 were as follows:

Consolidated Net Revenues	2015	2014	2013
(In thousands)
Marketplace	$ 393,014	$ 376,156	$ 331,338
Non-marketplace (*)	$ 258,776	$ 180,380	$ 141,257
Total	$ 651,790	$ 556,536	$ 472,595

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping and other ancillary services.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	December 31,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2015	(Level 1)	(Level 2)	2014	(Level 1)	(Level 2)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 46,423	$ 46,423	$ —	$ 37,495	$ 37,495	$ —
Corporate Debt Securities	15,785	—	15,785	13,004	108	12,896
Investments:
Sovereign Debt Securities	$ 69,302	$ 64,264	$ 5,038	$ 49,150	$ 49,150	$ —
Corporate Debt Securities	232,257	51,974	180,283	238,643	59,919	178,724
Certificates of deposit	11,516	—	11,516	7,807	—	7,807
Total Financial Assets	$ 375,283	$ 162,661	$ 212,622	$ 346,099	$ 146,672	$ 199,427
Liabilities:
Contingent considerations	$ 9,007	$ —	$ 9,007	$ 4,833	$ —	$ 4,833
Long-term retention plan	17,159	—	17,159	17,734	—	17,734
Total Financial Liabilities	$ 26,166	$ —	$ 26,166	$ 22,567	$ —	$ 22,567

As of December 31, 2015 and 2014, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of December 31, 2015, the Company´s liabilities valued at fair value were calculated using level 2 inputs.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of December 31, 2015 and 2014, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, loans payable and provisions and other liabilities. The convertible senior notes, the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2015 and 2014:

	Balances as of	Significant other	Balances as of	Significant other
	December 31,	observable inputs	December 31,	observable inputs
	2015	(Level 2)	2014	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 76,658	76,658	$ 58,475	58,475
Accounts receivable	28,428	28,428	46,672	46,672
Credit Cards receivable	131,946	131,946	85,162	85,162
Other assets	53,532	53,532	37,718	37,718
Total Assets	$ 290,564	$ 290,564	$ 228,027	$ 228,027
Liabilities
Accounts payable and accrued expenses	$ 62,038	$ 62,038	$ 58,006	$ 58,006
Funds payable to customers	203,247	203,247	165,034	165,034
Salaries and social security payable	26,181	26,181	22,370	22,370
Tax payable	10,092	10,092	26,013	26,013
Dividends payable	4,548	4,548	7,330	7,330
Loans payable and other financial liabilities	296,307	296,307	283,826	283,826
Other liabilities	8,520	8,520	5,524	5,524
Total Liabilities	$ 610,933	$ 610,933	$ 568,103	$ 568,103

For the years ended December 31, 2015 and 2014, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and did not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2015 and 2014, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 46,423	$ —	$ —	$ 46,423
Corporate Debt Securities	15,796	—	(11)	15,785
Total Cash and cash equivalents	$ 62,219	$ —	$ (11)	$ 62,208

Short-term investments
Sovereign Debt Securities	$ 13,981	$ —	$ (19)	$ 13,962
Corporate Debt Securities	103,130	4	(157)	102,977
Certificates of deposit	8,516	1	(2)	8,515
Total Short-term investments	$ 125,627	$ 5	$ (178)	$ 125,454

Long-term investments
Sovereign Debt Securities	$ 55,536	$ 53	$ (249)	$ 55,340
Corporate Debt Securities	129,921	18	(659)	129,280
Certificates of deposit	3,003	—	(2)	3,001
Total Long-term investments	$ 188,460	$ 71	$ (910)	$ 187,621

Total	$ 376,306	$ 76	$ (1,099)	$ 375,283

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 37,531	$ 2	$ (38)	$37,495
Corporate Debt Securities	13,009	—	(5)	13,004
Total Cash and cash equivalents	$ 50,540	$ 2	$ (43)	$ 50,499

Short-term investments
Sovereign Debt Securities	$ 4,726	$ —	$ (4)	$4,722
Corporate Debt Securities	81,886	—	(75)	81,811
Certificates of deposit	3,802	1	(1)	3,802
Total Short-term investments	$90,414	$1	$(80)	$90,335

Long-term investments
Sovereign Debt Securities	$ 44,511	$ —	$ (83)	$44,428
Corporate Debt Securities	157,205	22	(395)	156,832
Certificates of deposit	4,007	—	(2)	4,005
Total Long-term investments	$205,723	$22	$(480)	$205,265

Total	$ 346,677	$ 25	$ (603)	$ 346,099
(1)

Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2015 and 2014.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of December 31, 2015, the estimated fair values of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	187,662
One year to two years	103,972
Two years to three years	62,768
Three years to four years	8,310
Four years to five years	12,571
Total	$ 375,283

9.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2015  and 2014, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“ Common Stock ”).

As of December 31, 2015 and 2014, there were 44,156,854 and 44,154,572 shares of common stock issued and outstanding with a par value of $0.001 per share, respectively.

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

10.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2015 and 2014, the Company has no preferred stock subscribed and or issued.

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

three-year plan effective as from June 10, 2010. Under the terms of the Plan, each outside director received an annual fee for services provided to the Company for the periods from June 10, 2010 through June 9, 2011, from June 10, 2011 through June 9, 2012 and from June 10, 2012 through June 9, 2013, payable as follows: (a) a Non-Adjustable Board Service Award which means a fixed cash payment of $32; $38 and $44 thousands, respectively and (b) an Adjustable Award which means a fixed cash amount of $43; $50 and $58 thousands, respectively, multiplied by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the next Annual Meeting divided by the average closing sale price of the Company’s share during the last 30-trading day period as of the date of the prior year’s Annual Meeting. The Plan also included a Non-Adjustable Chairman Service Award for services provided to the Company for such periods. Under the terms of the Plan, the Chairman of the Company’s Audit Committee, of the Compensation Committee, of the Nominating and Corporate Governance Committee and the lead independent director of the Company are entitled to receive annual cash compensation in addition to the existing director compensation for the period from June 10, 2010 through June 9, 2011 amounting to $16; $13; $5 and $11 thousands, respectively. For the period from June 10, 2011 through June 9, 2012 such annual cash compensation amounted to $19; $15; $6 and $13 thousands, respectively. For the period from June 10, 2012 through June 9, 2013 such annual compensation amounted to $22; $17; $7 and $15 thousands, respectively.

On September 27, 2013, the Board, upon the recommendation of the compensation committee of the Board, adopted a new director compensation program (the “New Director Compensation Program”) that sets compensation for the Company’s outside directors for the period of June 2013 to June 2016. The New Director Compensation Program, which became effective as of June 2013, provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award. The non-adjustable Board service award consists of a fixed cash payment of $50 thousands. The adjustable Board service award consists of a fixed cash amount of $70 thousands multiplied by the quotient of (a) the average closing sale price of the Company’s share on the NASDAQ Global Market during the 30-trading day period preceding the Annual Meeting of Stockholders to be held during the respective compensation period divided by (b) the average closing sale price of the Company’s share on the NASDAQ Global Market during the 30-trading day period preceding the prior Annual Meeting of Stockholders. The New Director Compensation Program also includes a non-adjustable chair service award for committee services from June 2013 to June 2016. Under the terms of the New Director Compensation Program, the chair of each of the audit committee, the compensation committee and the nominating and corporate governance committee and the lead independent director are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $22; $17; $7 and $15 thousands, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

11.	Compensation Plan for Outside Directors (continued)

The following table summarizes the total accrued compensation cost related to outside Directors, included in operating expenses in the accompanying consolidated statement of income, for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Chairman Fee	$ 61	$ 61	$ 56
Adjustable Award	718	545	575
Non-adjustable Award	398	359	323
	$ 1,177	$ 965	$ 954

12. Equity compensation plan and restricted shares

Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

On June 10, 2009, the Annual Shareholders’ Meeting approved the adoption of the 2009 Equity Compensation Plan, which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” scheduled to expire in November 2009. The 2009 plan has reserved for issuance 294,529 shares of the Company’s common stock under the 1999 plan. As of December 31, 2015, there are 238,615 shares available for grant under the 1999 plan.

Equity compensation awards granted under the Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2015, there are no outstanding options granted under the Plan.

There was no granting during the period from January 1, 2007 to December 31, 2015.

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

Pursuant to the Incentive Plan, if the Company is sold, the Participants are entitled to receive a “sale bonus” and a “stay bonus” as follows:

•

If the purchase price is equal or greater than $20,000 thousands, then Participants shall be entitled to receive i) a sale bonus equal to 5.5% of the purchase price and ii) a stay bonus equal to 7.1% of the purchase price; provided, however, that in no event shall the amount paid or payable by the purchaser considered for the Incentive Plan calculation exceed $78,335 thousands. Each Participant shall participate on these bonuses based on its Participation Percentage.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Management incentive bonus plan (continued)
•

If the purchase price is less than $20,000 thousands, then Participants shall be entitled to receive a stay bonus equal to 7.1% of the purchase price. Each Participant shall participate on this stay bonus based on its Participation Percentage.

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2015.

14.	Income taxes

The components of pretax income in consolidated companies for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$ (17,049)	$ (10,848)	$ (1,641)
Brazil	70,261	91,136	61,574
Argentina	116,652	53,065	46,438
Venezuela	(25,764)	(31,360)	36,855
Mexico	(4,743)	6,094	9,490
Other Countries	11,134	13,709	10,393
	$ 150,491	$ 121,796	$ 163,109

Income / asset tax is composed of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income Tax:
Current:
Federal	$ 55	$ 2	$ —
Foreign	45,892	66,786	49,488
	45,947	66,788	49,488
Deferred:
Federal	1	465	799
Foreign	(1,246)	(18,110)	(4,913)
	(1,245)	(17,645)	(4,114)
	44,702	49,143	45,374
Asset Tax:
Foreign	—	—	209
Income / asset tax expense	$ 44,702	$ 49,143	$ 45,583

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2015, 2014 and 2013 to income before taxes:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income before income tax	$ 150,491	$ 121,796	$ 163,109
Weighted average income tax rate	33%	33%	34%
Income tax expense at blended tax rate	$ 50,022	$ 40,783	$ 55,241
Permanent differences:
Federal and assets taxes	33	4	-
Transfer Pricing	882	616	-
Non-deductible tax	441	258	-
Non-deductible expenses	1,911	2,311	1,777
Dividend distributions	5,861	4,221	1,415
Impairment of Venezuela property and equipment	5,226	14,734	—
Non-taxable income (*)	(27,385)	(9,565)	(12,322)
Currency translation	6,443	(5,218)	(1,552)
Change in valuation allowance	1,167	1,094	737
Business Combination	—	(40)	35
True up	101	(55)	43
Income tax expense	$ 44,702	$ 49,143	$ 45,374

(*)	Includes Argentine Tax holiday described in Note 2 “Income and asset tax”

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2015 and 2014:

	December 31,		December 31,
	2015		2014
	(In thousands)
Deferred tax assets
Allowance for doubtful accounts	$ 7,791		$ 8,278
Unrealized net gains on investments	212		43
Property and equipment, net	1,682		2,636
Accounts payable and accrued expenses	1,023		954
Payroll and social security payable	5,150		5,408
Foreign exchange effect	—		7,527
Taxes payable	867		354
Goodwill	—		519
Provisions	3,096		4,946
Foreign tax credit	10,102		4,328
Tax loss carryforwards	3,744		2,612
Total deferred tax assets	33,667	—	37,605
Valuation allowance	(3,979)		(4,531)
Total deferred tax assets, net	29,688		33,074
Deferred tax liabilities
Property and equipment, net	(3,926)		(3,233)
Customer lists	(2,602)		(2,619)
Non compete agreement	(165)		(266)
Outside basis dividends	(10,102)		(4,328)
Trademarks	(2,538)		(1,577)
Goodwill	(203)		—
Convertible notes and Capped Call	(6,723)		(8,368)
Foreign exchange effect	(790)		—
Total deferred tax liabilities	(27,049)		(20,391)
Net deferred tax assets	$ 2,639		$ 12,683

The total amount of $2,639 for the year ended December 31, 2015, is disclosed in the consolidated balance sheet as current asset, non-current asset, current liability and non-current liability amounting to $12,290 thousands, $17,398 thousands, $2,551 thousands and $24,498 thousands, respectively.

The total amount of $12,683 thousands for the year ended December 31, 2014, is disclosed in the consolidated balance sheet as current asset, non-current asset, current liability and non-current liability amounting to $11,520 thousands, $21,554 thousands, $1,645 thousands and $18,746 thousands, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

As of December 31, 2015, consolidated loss carryforwards for income tax purposes were $12,197 thousands. If not utilized, tax loss carryforwards will begin to expire as follows:

2020	$594
2021	1,116
2022	508
Thereafter	8,664
Without due dates	1,315
Total	$12,197

At the applicable tax rates, the above loss carryforwards amount to a tax loss carryforward of $3,744 thousands that the Company estimates will be starting to use in 2017.

During the year ended December 31, 2015, the Company reduced $73 thousands related to the valuation allowance of certain subsidiaries, acquired in 2008. In addition, during that same year, the Company increased the valuation allowance relating to Argentine operation by $173 thousands, as a consequence of the assessment of the recoverability of certain deferred tax assets in such jurisdiction.

During the year ended December 31, 2014, the Company reduced $63 thousands related to the valuation allowance of certain subsidiaries, acquired in 2008. In addition, during that same year, the Company increased the valuation allowance relating to Argentine operation by $443 thousands, as a consequence of the assessment of the recoverability of certain deferred tax assets in such jurisdiction.

The Company has not considered $112,013 thousands of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2015 in calculating deferred income taxes. In determining the amount of non-U.S. subsidiaries undistributed earnings for that calculation, the Company does not consider a portion of the non-U.S. subsidiaries earnings as of December 31, 2015 to be subject to U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in its international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. The Company does not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on its operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in its foreign operations, which the Company is allowed to compute for domestic income tax purposes.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of December 31, 2015, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $4,386 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2015 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $3,239 thousands.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of December 31, 2015, there were 47 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 1,050 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2015, there were two claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 82 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2015, 612 legal actions were pending in the Brazilian ordinary courts. In addition, as of December 31, 2015, there were 1,871 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer. In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

Citizen Watch do Brasil

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

On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. On December, 19, 2014 Brazilian Federal Supreme Court overruled Citizen’s Extraordinary Appeal, ending the discussion regarding the injunction sought by Citizen which was definitely not granted. On February 19, 2015 the judge presiding the 31st Central Civil Court of the City of São Paulo, State of São Paulo, Brazil ruled the case in its merits totally in favor of the Brazilian subsidiary, stating that MercadoLivre shall not be held responsible for any of Citizen’s pleas and allegations. Citizen did not appeal the mentioned decision and, as a consequence, the case is closed. On the merits of the injunction is still pending. The opinion of the Company’s management, based on its external legal counsel opinion, is that the risk of loss is therefore remote.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

State of São Paulo Fraud Claim

On June 12, 2007, a state prosecutor of the State of São Paulo, Brazil presented a claim against MercadoLivre. The state prosecutor alleges that MercadoLivre should be held liable for any fraud committed by sellers on MercadoLivre’s website, or responsible for damages suffered by buyers when purchasing an item on the Brazilian version of the MercadoLivre website. On June 26, 2009, the Lower Court Judge ruled in favor of the State of São Paulo prosecutor, declaring that MercadoLivre shall be held joint and severally liable for fraud committed by sellers and damages suffered by buyers when using the website, and ordering MercadoLivre remove from the Terms of Service of the Brazilian website any provision limiting MercadoLivre’s responsibility, with a penalty of approximately   $2,500   per day of non-compliance. On June 29, 2009, the Company presented recourse to the lower court, which was not granted. On September 29, 2009, MercadoLivre presented an appeal and requested to suspend the effects of the ruling issued by the lower court until the appeal is decided by State Court of Appeals, which request was granted on December 1, 2009. On May 23, 2014 the State Court of Appeals issued its ruling stating that MercadoLivre shall not be held responsible for the quality, nature or defective products or services purchased through the Brazilian website. While the decision is not clear, it could be understood that the State Court of Appeals ruled that MercadoLivre could be held joint and severally liable for fraud committed by sellers/buyers when using the website. On June 13, 2014, MercadoLivre filed a motion to clarify the decision. On October 6, 2014, the State Court of Appeals overruled MercadoLivre’s motion to clarify its decision. The Company appealed the decision to the Brazilian Federal Superior Court of Justice. On March 23, 2015 the State of São Paulo Prosecutor and MercadoLivre have settled the case by agreeing that MercadoLivre (i) will not be held liable for the quality, nature or defective products or services purchased through the Brazilian website, and/or damages suffered by buyers for purchases made using the website and paid directly to sellers, and (ii) will be jointly liable when buyer used MercadoPago in a purchase made through the website and liable for MercadoLivre’s own services. On July 15, 2015, the settlement was homologated and therefore the case is closed as of the date of these consolidated financial statements.

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these consolidated financial statements, the total amount of the claim is approximately $3.3 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$9.5 million, which including accrued interests amounted to R$12.7 million or $3.3 million, according to the exchange rate at December 31, 2015, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. As of December 31, 2015, the 8th Public Treasury Court of the County of São Paulo ruling was still pending.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

City of São Paulo Tax Claim (continued)

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of R$47.5 million or $12.1 million, according to the exchange rate at December 31, 2015. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 the Company presented its response to the mentioned defense. As of December 31, 2015, the lower court’s ruling was still pending.

In January 2005 the Brazilian subsidiary moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore the Company believes that has strong defenses to the claims of the São Paulo authorities with respect to these periods.

The Company’s management, based on the external legal counsel opinion, believes that the risk of loss is remote, and as a result, has not reserved any provisions for these claims.

The collection date of the legal deposits cannot be determined since it will depend on the actual duration of the related legal proceedings.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.2 million or $1.3 million, according to the exchange rate at December  31, 2015 . On September 30, 2011 the Company presented administrative defenses against the authorities’ claim. On August 24, 2012 the Company presented its appeal to the Board of Tax Appeals (CARF — Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, decreasing the outstanding debit to R$1.7 million or $445 thousands according to the exchange rate at December 31, 2015. On November 21, 2014, the Company appealed to the Superior Administrative Court of Tax Appeals. As of the date of issuance of these consolidated financial statements the Superior Administrative Court of Tax Appeals ruling was still pending. The Company’s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position, that it will be sustained, and as a result, the Company has not recorded any liability for this claim.

State of Rio de Janeiro Customer Service Level Claim

On August 19, 2011, a state prosecutor of the State of Rio de Janeiro, Brazil presented a claim against the Company’s Brazilian subsidiary. The state prosecutor alleges that the Brazilian subsidiary should improve our customer service level and provide (among other things) a telephone number for customer support and requested an injunction against our Brazilian subsidiary. On October 22, 2012, a lower court judge ruled in favor of the Company and dismissed the claim against the Company. The Public Prosecutor appealed the decision and the Company presented its defense on December 12, 2012. On April 9, 2013, the State Court of Appeals ruled in favor of the Company confirming the dismissal of the claim. On May 28, 2013 the decision was appealed by the state prosecutor to the Brazilian Superior Court of Justice and the Company presented its response on July 2, 2013. On May 5, 2015 the Brazilian Superior Court of Justice did not accept the extraordinary appeal filed by the Public Prosecutor. The Public Prosecutor filed an appeal against such decision, aiming the appeal to be accepted and ruled by Brazilian Federal Supreme Court, which was not accepted on June 16, 2015. The state prosecutor filed the last appeal, which awaits trial. The opinion of the Company’s management, based on the external legal counsel opinion, is that the risk of loss is remote.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

State of Rio Grande do Sul Service Claim

On November 20, 2013, a state prosecutor of the County of Porto Alegre, State of Rio Grande do Sul, Brazil, presented a claim against our Brazilian subsidiary before the 15th Civil Court of Porto Alegre, State of Rio Grande do Sul, Brazil. The state prosecutor alleged that MercadoLivre should be held liable for any offer or sale of any unlawful products or services through its website. A preliminary injunction was granted on November 25, 2013 ordering the Brazilian subsidiary to monitor and prevent any offer of unlawful products or services. On January 22, 2014, the Brazilian subsidiary was summoned. On March 11, 2014, the Company presented its defense. On March 24, 2014, the Company filed an appeal against the preliminary injunction before the State Court of Rio Grande do Sul, Brazil, and on March 26, 2014 it was granted a motion to stay, revoking temporarily the effects of the injunction until the final ruling of the Interlocutory Appeal. On October 16, 2014, the State Court of Rio Grande do Sul, Brazil, ruled the Interlocutory Appeal in favor of the Brazilian subsidiary, revoking definitely the injunction. As of the date of issuance of these consolidated financial statements the case merits’ ruling by the 15th Civil Court of Porto Alegre was still pending. The the opinion of the Company’s management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014 the Company’s Brazilian subsidiaries requested a preliminary injunction against Receita  Federal  Do  Brasil in order to avoid the income tax withholding over payments remitted by Brazilian subsidiaries to the Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. The Company presented an appeal in September, 2015 and as of December 31, 2015, the Company is waiting for the second instance decision. As a result, the Company started making deposits in court for the controversial amounts. As of December 31, 2015, the Company recorded in the balance sheet deposits in court for R$6.3 million or $1.6 million, according to the exchange rate at December 31, 2015 under the caption non-current other assets.

The Company’s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position and the existence of favorable decisions of the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Argentine Labor Union Claim

On September 29, 2014, the Argentina Commercial Labor Union “Federación Argentina de Empleados de Comercio y Servicios” (“Sindicato de Comercio” or the “Plaintiff”) filed a lawsuit against our Argentine subsidiary, MercadoLibre S.R.L. (“MercadoLibre” or the “Company”), in the First Instance National Court on Labor Matters Number Fifty Eight of Buenos Aires, Argentina (the “Court”). The Plaintiff seeks the payment of allegedly unpaid monthly obligations due for employees for the last 10 years, for AR$ 3.2 million or $0.2 million plus interests and legal expenses. On August 12, 2015 the Company has settled the case in the amount of ARS 2.4 million plus interest and legal expenses. As a consequence, as of December 31, 2015, this case is closed.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

Operating leases

The Company has leases for office space in the various countries in which it operates. Total rental expense amounted to approximately $4,396 thousands, $3,111 thousands and $3,044 thousands for the years ended December 31, 2015, 2014 and 2013, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2016	$4,507
For the year ended December 31, 2017	4,086
For the year ended December 31, 2018	3,517
For the year ended December 31, 2019	2,987
For the year ended December 31, 2020	1,410
Thereafter	2,789
$ 19,296

Employment Contracts

Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $1,509 thousands per year, a performance based estimated bonus aggregating to approximately $1,741 thousands per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary

Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in note 16. Under the 2009 Plan the executive officers of the Company will receive approximately $912 thousands in a period of 1 year and 3 months. Under the 2010 Plan the executive officers of the Company will receive approximately $2,241 thousands in a period of 2 years and 3 months. Under the 2011 Plan the executive officers of the Company will receive approximately $3,007 thousands in a period of 3 years and 3 months. Under the 2012 Plan the executive officers of the Company will receive approximately $3,912 thousands in a period of 4 years and 3 months. Under the 2013 Plan the executive officers of the Company will receive approximately $8,325 thousands in a period of 3 years and 3 months. Under the 2014 Plan the executive officers of the Company will receive approximately $8,415 thousands in a period of 4 years and 3 months. Finally, under the 2015 Plan the executive officers of the Company will receive approximately $10,116 thousands in a period of 5 years and 3 months. In all cases, the estimated amount has been calculated considering the Company’s closing stock price as of December 31, 2015.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

Loans payable and other financial liabilities

During last quarter of 2013, the Company through its Argentine subsidiary obtained two unsecured lines of credit from two Argentinean banks, denominated in Argentinean pesos, to fund the acquisition of office equipment in Buenos Aires. As of December 31, 2015, amounts outstanding under these unsecured lines of credit were AR$9,437 thousands or $710 thousands. The unsecured lines of credit bear interest fixed rates of 15.25% per annum and the last maturity date is in 48 months. One of the loan agreements include certain covenants and commitments which, in case of non-compliance would cause the loans to be payable immediately, and which main provisions include that the Argentine subsidiary should obtain prior bank approval for any business combination involving such subsidiary, limitations for certain property sales and the commitment to maintain certain indebtedness ratios and minimum net worth.

During third quarter of 2015, the Company through its Venezuelan subsidiary obtained a mortgage loan from Banco del Caribe, C.A. Banco Universal to fund the acquisition of an Office building in Caracas of BF$1,000 million to be paid in monthly installments during five years and bears a fixed interest rate of 24% per annum. The mortgage was constituted over the offices acquired up to an amount of BF$2,000 million to cover the amounts due to the bank. As of December 31, 2015, the amount due in relation to the mentioned mortgage loan amounts to BF$943,911 thousands, or $4,750 thousands.

See additionally Note 17 with the detail of the 2.25% Convertible Senior Note due 2019.

16.	Long term retention plan

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
•

on each date the Company pays the Annual Fixed Payment to the officer, he or she will also receive a payment equal to the product of (i) 8.333% of the applicable 2015 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2014 Stock Price (as defined below). For purposes of the 2015 LTRP, the “2014 Stock Price” shall equal $127.29 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60 -trading days of 2014) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

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

Under these amendments, (a) each participant should receive a single payment equal to fifty percent (50%) of the Award payments scheduled to be paid after a Change in Control (based on the Market Value on the date the Change in Control occurs), and (b) each award payment scheduled to be paid after the Change in Control shall be reduced by fifty percent (50%), to reflect the single payment, and should continue to be paid on March 31 every year. As of the date of issuance of these consolidated financial statements, the probability of a Change in Control is remote. According to the amended Change in Control provision, the effects of the acceleration in vesting shall be recorded once the Change in Control event becomes probable.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long Term Retention Plan (Continued)

	December 31, 2015		December 31, 2014		December 31, 2013
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)
	(In thousands)
Outstanding LTRP 2009	1,862	0.75	3,229	1.25	4,306	1.75
Outstanding LTRP 2010	2,151	1.25	2,308	1.75	2,885	2.25
Outstanding LTRP 2011	2,505	1.75	3,625	2.25	4,093	2.75
Outstanding LTRP 2012	3,094	2.25	4,354	2.74	4,807	3.25
Outstanding LTRP 2013	6,255	1.75	9,006	2.25	10,168	2.75
Outstanding LTRP 2014	5,582	2.25	7,526	2.74	-	-
Outstanding LTRP 2015	6,982	2.75	-	-	-	-

The 2009, 2010, 2011, 2012, 2013, 2014 and 2015 LTRP have performance and/or eligibility conditions to be achieved at each year end and also require the employee to stay in the Company at the payment date.

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
LTRP 2009	16	665	1,563
LTRP 2010	339	930	1,612
LTRP 2011	465	1,108	1,698
LTRP 2012	641	1,385	2,013
LTRP 2013	2,205	3,935	4,759
LTRP 2014	2,763	3,829	-
LTRP 2015	3,784	-	-
	$ 10,213	$ 11,852	$ 11,645

17.	2.25% Convertible Senior Notes Due 2019

On June 30, 2014, the Company issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25%  per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes. The net proceeds from the Notes were $322 million, net of the transaction costs.

Holders may convert their notes at their option at any time prior to January 1, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	2.25% Convertible Senior Notes Due 2019 (continued)

reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is subject to customary anti-dilution adjustments. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

As of December 31, 2015, none of the conditions allowing holders of the Notes to convert had been met.

The convertible debt instrument was separated into debt and equity components at issuance and a fair value was assigned.

The following table presents the carrying amounts of the liability and equity components:

	December 31, 2015	December 31, 2014
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(34,214)	(42,844)
Unamortized transaction costs related to the debt component	(5,309)	(6,526)
Contractual coupon interest accrual	7,425	3,733
Contractual coupon interest payment	(7,425)	(3,733)
Net carrying amount	$290,477	$280,630

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of December 31, 2015, the remaining period over which the unamortized debt discount will be amortized is 3.5 years.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	2.25% Convertible Senior Notes Due 2019 (continued)

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

	Year ended December 31,

	2015	2014
	(In thousands)
Contractual coupon interest expense	$7,425	$3,733
Amortization of debt discount	8,630	4,141
Amortization of debt issuance costs	1,217	569
Total interest expense related to Notes	$17,272	$8,443

In connection with the issuance of the Notes, the Company paid $19,668 thousands to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and / or offset any cash payments the Company may be required to make in excess of the principal amount of any converted notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of $155.78 per common share. Therefore, as a result of executing the Capped Call Transactions, the Company will reduce its exposure to potential dilution once the market price of its common shares exceeds the strike price of $126.02 and up to a cap price of $155.78 per common share. The Capped Call Transactions allows the Company to receive shares of the common stock and/or cash related to the excess conversion value that the Company would pay to the holders of the Notes upon conversion, up to the above mentioned cap price.

For more detailed information in relation to the account of the Notes and the Capped Call transactions, see Note 2 to these consolidated financial statements.

MercadoLibre, Inc.

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

19.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2015, 2014 and 2013:

		Charged /
	Balance at	credited to	Charges	Balance
	beginning of	Net income /	Utilized /	at end of
	year	(loss)	Write-offs	year
	(In thousands)
Allowance for doubtful accounts
Year ended December 31, 2013	12,946	19,094	(13,045)	18,995
Year ended December 31, 2014	18,995	20,864	(23,694)	16,165
Year ended December 31, 2015	16,165	15,194	(20,073)	11,286

Credit cards receivable allowance for chargebacks
Year ended December 31, 2013	160	877	(28)	1,009
Year ended December 31, 2014	1,009	669	(1,149)	529
Year ended December 31, 2015	529	1,719	(1,014)	1,234

Tax valuation allowance
Year ended December 31, 2013	3,226	398	(535)	3,089
Year ended December 31, 2014	3,089	1,608	(166)	4,531
Year ended December 31, 2015	4,531	16	(568)	3,979

Contingencies
Year ended December 31, 2013	2,800	3,359	(2,829)	3,330
Year ended December 31, 2014	3,330	3,651	(3,972)	3,009
Year ended December 31, 2015	3,009	5,100	(3,723)	4,386

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

20.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2015, 2014 and 2013:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2015
Net Revenues	$ 148,103	$ 154,314	$ 168,641	$ 180,732
Gross profit	103,395	104,003	111,828	117,570
Net Income	1,721	19,463	45,640	38,965
Net Income per share-basic	0.04	0.44	1.03	0.88
Net Income per share-diluted	0.04	0.44	1.03	0.88
Weighted average shares
Basic	44,154,796	44,155,271	44,155,830	44,156,800
Diluted	44,154,796	44,155,271	44,155,830	44,156,800

2014
Net Revenues	$ 115,382	$ 131,849	$ 147,935	$ 161,370
Gross profit	83,843	95,478	104,533	113,704
Net Income (loss)	30,328	(25,588)	33,752	34,161
Net Income (loss) per share-basic	0.69	(0.58)	0.76	0.76
Net Income (loss) per share-diluted	0.69	(0.58)	0.76	0.76
Weighted average shares
Basic	44,153,818	44,153,892	44,153,892	44,154,412
Diluted	44,153,818	44,182,668	44,153,892	44,154,412

2013
Net Revenues	$ 102,726	$ 112,183	$ 123,056	$ 134,630
Gross profit	74,077	81,106	88,910	98,425
Net Income	17,523	30,021	29,146	40,836
Net Income per share-basic	0.40	0.67	0.66	0.93
Net Income per share-diluted	0.40	0.67	0.66	0.93
Weighted average shares
Basic	44,151,323	44,152,933	44,152,933	44,153,185
Diluted	44,151,357	44,152,933	44,152,933	44,153,185

21.	Cash Dividend Distribution

During the fiscal year ended December 31, 2015, the Company approved cash dividends for a total amount of $18,192 thousands or $0.412 per share, which had all been paid as of the year-end, except for the one approved in October 2015, consisting of $4,548 thousands (or $0.103 per share, which was paid on January 15, 2016) to stockholders of record as of the close of business on December 31, 2015.

During the fiscal year ended December 31, 2014, the Company approved cash dividends for a total amount of $29,318 thousands or $0.664 per share, which had all been paid as of the year-end, except for the one approved in October 2014, consisting of $7,330 thousands (or $0.166 per share, which was paid on January 15, 2015) to stockholders of record as of the close of business on December 31, 2014.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

21.	Cash Dividend Distribution (Continued)

During the fiscal year ended December 31, 2013, the Company approved cash dividends for a total amount of $25,255 thousands or $0.572 per share, which had all been paid as of the year- end, except for the one approved in October 2013, consisting of 6,314 thousands or $0.143 per share, which was paid on January 15, 2014.

On February 19, 2016, the board of directors approved a quarterly cash dividend of $6,612 thousands (or $0.150 per share) on our outstanding shares of common stock. The first quarterly dividend is payable on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016.

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

