Form 10-Q
period 2016-03-31
MERCADOLIBRE INC
filed 2016-05-06
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2016

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

44,157,341 shares of the issuer’s common stock, $0.001 par value, outstanding as of April 25, 2016.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of March 31, 2016 and December 31, 2015

and for the three-month periods

ended March 31, 2016 and 2015

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

(In thousands of U.S. dollars, except par value)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$ 144,885	$ 166,881
Short-term investments	195,569	202,112
Accounts receivable, net	47,118	28,428
Credit cards receivables, net	193,666	131,946
Prepaid expenses	7,319	6,007
Inventory	420	222
Other assets	16,072	9,577
Total current assets	605,049	545,173
Non-current assets:
Long-term investments	187,889	187,621
Property and equipment, net	89,932	81,633
Goodwill	91,379	86,545
Intangible assets, net	29,056	28,991
Deferred tax assets	32,631	29,688
Other assets	47,533	43,955
Total non-current assets	478,420	458,433
Total assets	$ 1,083,469	$ 1,003,606
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 77,180	$ 62,038
Funds payable to customers	230,000	203,247
Salaries and social security payable	36,021	32,918
Taxes payable	25,139	10,092
Loans payable and other financial liabilities	3,277	1,965
Other liabilities	8,087	7,667
Dividends payable	6,624	4,548
Total current liabilities	386,328	322,475
Non-current liabilities:
Salaries and social security payable	7,018	10,422
Loans payable and other financial liabilities	295,683	294,342
Deferred tax liabilities	28,320	27,049
Other liabilities	13,054	9,860
Total non-current liabilities	344,075	341,673
Total liabilities	$ 730,403	$ 664,148

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,341 and 44,156,854 shares issued and outstanding at March 31,
2016 and December 31, 2015, respectively	$ 44	$ 44
Additional paid-in capital	137,979	137,923
Retained earnings	464,393	440,770
Accumulated other comprehensive loss	(249,350)	(239,279)
Total Equity	353,066	339,458
Total Liabilities and Equity	$ 1,083,469	$ 1,003,606

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the three -month periods ended March 31, 2016 and 2015

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues	$ 157,630	$ 148,103
Cost of net revenues	(55,448)	(44,708)
Gross profit	102,182	103,395

Operating expenses:
Product and technology development	(21,941)	(17,245)
Sales and marketing	(32,683)	(26,202)
General and administrative	(17,069)	(18,134)
Impairment of Long-Lived Assets	—	(16,226)
Total operating expenses	(71,693)	(77,807)
Income from operations	30,489	25,588

Other income (expenses):
Interest income and other financial gains	7,251	4,308
Interest expense and other financial losses	(5,684)	(4,950)
Foreign currency gains (losses)	5,147	(8,570)
Net income before income / asset tax expense	37,203	16,376

Income / asset tax expense	(6,956)	(14,655)
Net income	$ 30,247	$ 1,721

	Three Months Ended March 31,
	2016	2015
Basic EPS
Basic net income
Shareholders per common share	$ 0.68	$ 0.04
Weighted average of outstanding common shares	44,156,961	44,154,796
Diluted EPS
Diluted net income
Shareholders per common share	$ 0.68	$ 0.04
Weighted average of outstanding common shares	44,156,961	44,154,796

Cash Dividends declared	0.150	0.103

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2016 and 2015

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$ 30,247	$ 1,721

Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(11,191)	(22,530)
Unrealized net gains on available for sale investments	448	261
Less: Reclassification adjustment for (losses) gains on available for sale investments included in net income	(672)	(379)
Net change in accumulated other comprehensive loss, net of income tax	(10,071)	(21,890)
Total Comprehensive Income (loss)	$ 20,176	$ (20,169)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the three-month periods ended March 31, 2016 and 2015

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operations:
Net income	$ 30,247	$ 1,721
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized Devaluation Loss, net	—	10,862
Impairment of Long-Lived Assets	—	16,226
Depreciation and amortization	6,252	5,081
Accrued interest	(3,877)	(2,780)
Convertible bonds accrued interest amortization of debt discount and Amortization of debt issuance costs	4,431	3,984
LTRP accrued compensation	3,190	3,327
Deferred income taxes	(1,896)	6,118
Changes in assets and liabilities:
Accounts receivable	(22,920)	(27,923)
Credit Card Receivables	(62,544)	(54,763)
Prepaid expenses	(1,387)	(3,451)
Inventory	(158)	—
Other assets	(6,738)	(2,306)
Accounts payable and accrued expenses	14,376	30,395
Funds payable to customers	23,684	48,683
Other liabilities	1,152	181
Interest received from investments	4,386	2,824
Net cash (used in) provided by operating activities	(11,802)	38,179
Cash flows from investing activities:
Purchase of investments	(641,259)	(420,070)
Proceeds from sale and maturity of investments	659,309	431,636
Payment for acquired businesses, net of cash acquired	(1,838)	—
Purchases of intangible assets	(11)	(942)
Advance for property and equipment	(872)	—
Purchases of property and equipment	(14,552)	(7,315)
Net cash provided by investing activities	777	3,309
Cash flows from financing activities:
Payments on loans payable and other financial liabilities	(661)	(139)
Dividends paid	(4,548)	(7,330)
Net cash used in financing activities	(5,209)	(7,469)
Effect of exchange rate changes on cash and cash equivalents	(5,762)	(37,395)
Net decrease in cash and cash equivalents	(21,996)	(3,376)
Cash and cash equivalents, beginning of the period	$166,881	223,144
Cash and cash equivalents, end of the period	$144,885	$ 219,768

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

As of March  31, 2016, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay and Venezuela, including the recently launched online ecommerce platforms in Bolivia, Guatemala and Paraguay. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia and added Chile to its list of countries where the service is offered since February 2016. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.8% and 99.7% of the consolidated amounts during the three-month periods ended March 31, 2016 and 2015. Long-lived assets, Intangible assets and Goodwill located in the foreign operations totaled $198,302 thousands and $184,178 thousands as of March 31, 2016 and December 31, 2015, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2016  and December 31, 2015. These financial statements also show the Company’s consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2016 and 2015; and statement of cash flows for the three-month periods ended March 31, 2016 and 2015. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For more detailed discussion about the Company’s significant accounting policies, see note 2 to the Form 10-K. During the three-month period ended March 31, 2016, there were no material updates made to the Company’s significant accounting policies.

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign operating subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive (loss)   income. Gains and losses resulting from transactions denominated in non-functional currencies are

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

recognized in earnings. Net foreign currency translation results are included in the interim condensed consolidated statements of income under the caption “Foreign currency gains (losses)” and amounted to $5,147 thousands and  ( $8,570 ) thousands for the three-month periods ended March 31, 2016 and 2015, respectively.

Venezuelan currency status

According to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar was the functional currency for such operation. The cumulative three year inflation rate as of December 31, 2010 exceeded 100%. The Company continues to treat the economy of Venezuela as highly-inflationary. Therefore, no translation effect was accounted for in other comprehensive income related to the Venezuelan operations.

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

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, the Company recorded an impairment of long-lived assets of $ 16.2 million on March 31, 2015. The carrying amount was adjusted to its estimated fair value of approximately $9.2 million as of March 31, 2015, by using the market approach, and considering prices for similar assets.

On March 9, 2016 the Central Bank of Venezuela (“BCV”) issued the Exchange Agreement No.35, which is effective as from March 10, 2016. The agreement established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in Exchange Agreement No.35 will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”).

Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (SIMADI) will continue to operate until replaced by others. As of the date of issuance of these interim condensed consolidated financial statements, the SIMADI has not been replaced and for that reason, we continued using SIMADI. As of March 31, 2016, the SIMADI exchange rate was 273 BsF per U.S. dollar.

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

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $29,248 and $24,634 thousands, as of March  31, 2016 and December 31, 2015 and net revenues for the three-month periods ended March  31, 2016 and 2015:

March 31,

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	2016	2015
	(In thousands)
Venezuelan operations
Net Revenues	$12,105	$13,955

	March 31,	December 31,
	2016	2015
	(In thousands)
Assets	71,974	65,407
Liabilities	(39,781)	(36,266)
Net Assets	$32,193	$29,141

As of March 31, 2016, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 9.1%  of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 2.0% of our consolidated cash and investments.

The Company’s ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange regulations in Venezuela that are described above and elsewhere in these interim condensed consolidated financial statements. In addition, its business and ability to obtain U.S. dollars in Venezuela would be negatively affected by additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government.

Despite the current difficult macroeconomic environment in Venezuela, the Company continues to actively manage, through its Venezuelan subsidiaries, its investment in Venezuela.

Argentine currency status

During December 2015 the Argentine peso exchange rate increased by approximately 37% against the U.S. dollar to 13.30 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, the Company recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of March 31, 2016 the Argentine Peso exchange rate against the U.S. dollar was 14.8.

In Argentina, access to the local foreign exchange market without requiring prior Central Bank approval is allowed for all of the following: real estate investments abroad, loans granted to non-Argentine residents, Argentine residents’ contributions of direct investments abroad, portfolio investment of Argentine individuals abroad, certain other investments abroad of Argentine residents, portfolio investments of Argentine legal entities abroad, purchase of foreign currency bills to be held in Argentina, as well as purchase of traveler checks. The total amount of foreign currency purchased for all the above mentioned items cannot exceed $2.0 million per month in the aggregate.

Brazilian currency status

During 2015, the   Brazilian Reais exchange rate against the U.S. dollar increased in approximately 47%, from 2.66 Brazilian Reais per U.S. dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015.  Due to the fluctuations of the Brazilian foreign currency against the U.S. dollar, we recognized a foreign exchange gain of   $14.6 million during the year 2015. In addition, the reported Other Comprehensive Loss of our Brazilian segment   increased by $9.0 million during the last year. As of March 31, 2016 the Brazilian Reais exchange rate against the U.S. dollar was 3.56.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Income and asset taxes

The Company is subject to U.S. and foreign income taxes. The Company accounts for income taxes following the liability method of accounting which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. The Company’s income tax expense consists of taxes currently payable, if any, plus the change during the period in the Company’s deferred tax assets and liabilities.

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

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $4,342 thousands during the first quarter of 2016. Furthermore, the Company recorded a labor cost benefit of $957 thousands.  During the first quarter of 2015, the company did not record any income tax or labor cost benefits. Additionally, $372 thousands were accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.12 for the three-months period ended March 31, 2016.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The new guidance requires that deferred income tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted.

The company elected to apply the amendments retrospectively to all periods presented as it reduces the costs and complexity in current GAAP without affecting the quality of information provided to users of financial statements.

 The quantitative effect of the change on the prior balance sheets presented was a decrease on current deferred tax assets and current deferred tax liabilities of 12,290 thousands and 2,551 thousands, respectively. Those balances were reclassified to non-current deferred tax assets and non-current deferred tax liabilities as appropriate. Consequently, all deferred taxes were presented as Non-current in balance sheet.

As of March 31, 2016 and December 31, 2015, the Company included under non-current deferred tax assets caption the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $11,030 thousands and $10,102 thousands, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of March 31, 2016 and the year ended December 31, 2015:

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	March 31,	December 31,
	2016	2015
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (249,798)	$ (238,607)
Unrealized gains (losses) on investments	685	(1,023)
Estimated tax loss (gain) on unrealized gains (losses) on investments	(237)	351
	$ (249,350)	$ (239,279)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the three-month period ended March 31, 2016:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2015	$ (1,023)	$ (238,607)	$ 351	$ (239,279)
Other comprehensive loss before reclassifications adjustments for gains (losses) on available for sale investments	685	(11,191)	(237)	(10,743)
Amount of (loss) gain reclassified from accumulated other comprehensive loss	1,023	—	(351)	672
Net current period other comprehensive income (loss)	1,708	(11,191)	(588)	(10,071)
Ending balance	$ 685	$ (249,798)	$ (237)	$ (249,350)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (1,023)	Interest expense and other financial losses
Estimated tax gain on unrealized losses on investments	351	Income / asset tax gain
Total reclassifications for the year	$ (672)	Total, net of income taxes

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

As explained in section “Foreign Currency Translation” of the present Note to these interim condensed consolidated financial statements, the Company has subsequently accessed to more unfavorable exchange markets in Venezuela as from March 2015.

Considering these changes in facts and circumstances and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company compared the carrying amount of the long-lived assets

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

with the expected undiscounted future net cash flows and concluded that certain office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded impairment losses of $16.2 million on March 31, 2015 by using the market approach and considering prices for similar assets.

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

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts and chargeback provisions, recoverability of goodwill and intangible assets with indefinite useful life, useful life of long-lived assets and intangible assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt note, recognition of income taxes and contingencies. Actual results could differ from those estimates.

Recently issued accounting pronouncements

On March 8, 2016 the FASB issued the ASU 2016-04. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

On March 14, 2016 the FASB issued the ASU 2016-06. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

On March 15, 2016 the FASB issued the ASU 2016-07.To simplify the accounting for equity method investments, the amendments in the Update eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

On March 17, 2016 the FASB issued the ASU 2016-08. This update releases Accounting Standards Update No. 2016-08--Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this Update will clarify the implementation guidance on principal versus agent considerations. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

On March 30, 2016 the FASB issued the ASU 2016-09. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this Update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This Accounting Standards Update is the final version of Proposed Accounting Standards Update—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which has been deleted. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

On April 14, 2016 the FASB issued the ASU 2016-10.This update releases Accounting Standards Update No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

 On May 3, 2016 the FASB issued the ASU 2016-11 on Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815).  The amendments in this Update eliminate some guidance related to revenue recognition and derivatives. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3. Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

Diluted earnings per share for the Company’s common stock assume the issuance of shares as a consequence of a convertible debt securities conversion event (refer to Note 9 to these interim condensed consolidated financial statements) and the effects of assumed share settlement of long term retention plans for earnings per share calculations.

Net income per share of common stock is as follows for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net income per common share	$ 0.68	$ 0.68	$ 0.04	$ 0.04

Numerator:
Net income	$ 30,247	$ 30,247	$ 1,721	$ 1,721

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,156,961		44,154,796
Adjusted weighted average of common stock outstanding for Diluted earnings per share		44,156,961		44,154,796

For the three-month periods ended March 31, 2016 and 2015 there was no impact on the calculation of diluted earnings per share as a consequence of the consideration of the Convertible Notes and the Long term retention plan referred to above calculated using the “if converted” method and the “treasury stock method” respectively (Please refer to note 9 of these interim condensed consolidated financial statements).

The denominator for diluted net income per share for the three-month periods ended March 31, 2016 and 2015 does not include any effect from the capped call issued in connection with the notes because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

4. Business combinations, goodwill and intangible assets

Business combinations

Acquisition of a software development company in Argentina

On February 12, 2016, the Company completed, through its subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, a limited liability company organized under the laws of Delaware, USA (together referred to as the “Buyers”), the acquisition of the 100% of equity interest of Monits S.A., a software development company located and organized under the laws of the Buenos Aires City, Argentina. The objective of the acquisition was to enhance the capabilities of the Company in terms of software development.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $3,056 thousands, measured at its fair value, amount that included: (i) the total cash payment of $1,713 thousands at closing day; (ii) an escrow of $128 thousands and iii) a contingent additional cash consideration up to $1,215 thousands.

The Company’s unaudited interim condensed consolidated statement of income includes the results of operations of the acquired business as from February 12, 2016. The net revenues and net loss before intercompany eliminations of the acquired Company included in the Company’s interim condensed consolidated statement of income since the acquisition amounted to $195 thousands and $142 thousands, respectively.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2016, the fair value of the contingent consideration recorded is $1,215 thousands. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

The following table summarizes the preliminary purchase price allocation for the acquisition:

Monits S.A. In thousands of U.S. dollars
Cash and cash equivalents	$3
Other net tangible assets	25
Total net tangible assets acquired	28
Non solicitation agreement	196
Goodwill	2,832
Purchase Price	$3,056

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these unaudited interim condensed consolidated financial statements. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of non-solicitation agreement for an amount of $196 thousands. Management of the Company estimates that the non-solicitation agreement will be amortized over a two-year period.

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

Goodwill is not deductible for tax purposes.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Goodwill	$ 91,379	$ 86,545
Intangible assets with indefinite lives
- Trademarks	13,221	13,074
Amortizable intangible assets
- Licenses and others	8,562	8,691
- Non-compete/solicitation agreement	1,862	1,615
- Customer list	13,748	12,971
Total intangible assets	$ 37,393	$ 36,351
Accumulated amortization	(8,337)	(7,360)
Total intangible assets, net	$ 29,056	$ 28,991

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	Three-month period ended March 31, 2016
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545
- Business acquisition	1,593	700	—	190	260	57	32	2,832
- Effect of exchange rates changes	1,477	(821)	942	265	—	131	8	2,002
Balance, end of the period	$ 21,596	$ 7,309	$ 17,380	$ 34,289	$ 5,989	$ 3,625	$ 1,191	$ 91,379

	Year ended December 31, 2015
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of year	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829
- Business acquisition	14,066	—	—	22,978	—	—	—	37,044
- Effect of exchange rates changes	(6,097)	(4,429)	(2,663)	(4,863)	—	(1,084)	(192)	(19,328)
Balance, end of the year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $814 thousands and $510 thousands for the three-month periods ended March 31, 2016 and 2015, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of March 31, 2016:

For year ended 12/31/2016	$ 3,320
For year ended 12/31/2017	3,628
For year ended 12/31/2018	2,945
For year ended 12/31/2019	1,995
Thereafter	3,947
$ 15,835

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Period March 31, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 77,535	$ 48,201	$ 11,116	$ 12,105	$ 8,673	$ 157,630
Direct costs	(50,287)	(27,757)	(9,438)	(5,134)	(6,201)	(98,817)
Direct contribution	27,248	20,444	1,678	6,971	2,472	58,813

Operating expenses and indirect costs of net revenues						(28,324)
Income from operations						30,489

Other income (expenses):
Interest income and other financial gains						7,251
Interest expense and other financial losses						(5,684)
Foreign currency gain						5,147
Net income before income / asset tax expense						$ 37,203

	Three Months period ended March 31, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 68,498	$ 47,431	$ 9,437	$ 13,955	$ 8,782	$ 148,103
Direct costs	(39,681)	(24,785)	(5,969)	(4,204)	(5,172)	(79,811)
Impairment of Long-lived Assets	-	-	-	(16,226)	-	(16,226)
Direct contribution	28,817	22,646	3,468	(6,475)	3,610	52,066

Operating expenses and indirect costs of net revenues						(26,478)
Income from operations						25,588

Other income (expenses):
Interest income and other financial gains						4,308
Interest expense and other financial losses						(4,950)
Foreign currency gain						(8,570)
Net income before income / asset tax expense						$ 16,376

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of property and equipment, net based on geography:

	March 31,	December 31,
	2016	2015
	(In thousands)
US property and equipment, net	$ 11,862	$ 12,756
Other countries
Argentina	22,945	22,379
Brazil	23,445	17,150
Mexico	2,707	2,475
Venezuela	21,483	21,556
Other countries	7,490	5,317
	$ 78,070	$ 68,877
Total property and equipment, net	$ 89,932	$ 81,633

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2016	2015
	(In thousands)
US intangible assets	$ 203	$ 235
Other countries goodwill and intangible assets
Argentina	8,542	8,763
Brazil	24,571	21,338
Mexico	46,419	46,186
Venezuela	7,434	7,217
Other countries	33,266	31,797
	$ 120,232	$ 115,301
Total goodwill and intangible assets	$ 120,435	$ 115,536

Consolidated net revenues by similar products and services for the three-month periods ended March 31, 2016 and 2015 were as follows:

Three-months Ended March 31,

Consolidated Net Revenues	2016	2015
(In thousands)
Marketplace	$ 94,098	$ 94,762
Non-marketplace (*)	$ 63,532	$ 53,341
Total	$ 157,630	$ 148,103

(*)  Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping Fees and other ancillary services.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	March 31,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2016	(Level 1)	(Level 2)	2015	(Level 1)	(Level 2)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 47,669	$ 47,669	$ —	$ 46,423	$ 46,423	$ —
Corporate Debt Securities	8,864	—	8,864	15,785	—	15,785
Investments:
Sovereign Debt Securities	$ 65,981	$ 63,076	$ 2,905	$ 69,302	$ 64,264	$ 5,038
Corporate Debt Securities	248,099	153,683	94,416	232,257	51,974	180,283
Certificates of deposit	12,524	—	12,524	11,516	—	11,516
Total Financial Assets	$ 383,137	$ 264,428	$ 118,709	$ 375,283	$ 162,661	$ 212,622
Liabilities:
Contingent considerations	$ 11,048	$ —	$ 11,048	$ 9,007	$ —	$ 9,007
Long-term retention plan	$ 13,060	—	13,060	17,159	—	17,159
Total Financial Liabilities	$ 24,108	$ —	$ 24,108	$ 26,166	$ —	$ 26,166

As of March 31, 2016 and December 31,2015, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs, which are obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date. As of March 31, 2016, the Company did not have any assets without market values that would require a high level of judgment to determine fair value (Level 3).

As of March 31, 2016 and December 31, 2015, the Company´s liabilities valued at fair value using level 2 inputs.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payables, social security payables, taxes payables, provisions and other liabilities. The convertible senior notes, the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March 31, 2016 and December 31, 2015:

	Balances as of	Significant other	Balances as of	Significant other
	March 31,	observable inputs	December 31,	observable inputs
	2016	(Level 2)	2015	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 56,854	56,854	$ 76,658	76,658
Accounts receivable	47,118	47,118	28,428	28,428
Credit Cards receivable	193,666	193,666	131,946	131,946
Other assets	63,605	63,605	53,532	53,532

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Total Assets	$ 361,243	$ 361,243	$ 290,564	$ 290,564
Liabilities
Accounts payable and accrued expenses	$ 77,180	$ 77,180	$ 62,038	$ 62,038
Funds payable to customers	230,000	230,000	203,247	203,247
Salaries and social security payable	29,979	29,979	26,181	26,181
Tax payable	25,139	25,139	10,092	10,092
Dividends payable	6,624	6,624	4,548	4,548
Loans payable and other financial liabilities	298,960	298,960	296,307	296,307
Other liabilities	10,093	10,093	8,520	8,520
Total Liabilities	$ 677,975	$ 677,975	$ 610,933	$ 610,933

 As of March 31, 2016 and December 31, 2015, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

As of March 31, 2016 and December 31, 2015, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 47,669	$ —	$ —	$ 47,669
Corporate Debt Securities	8,868	—	(4)	8,864
Total Cash and cash equivalents	$ 56,537	$ —	$ (4)	$ 56,533

Short-term investments
Sovereign Debt Securities	$ 8,973	$ 3	$ —	$ 8,976
Corporate Debt Securities	118,250	41	(73)	118,218
Certificates of deposit	11,521	3	(3)	11,521
Total Short-term investments	$ 138,744	$ 47	$ (76)	$ 138,715

Long-term investments
Sovereign Debt Securities	$ 56,783	$ 222	$ —	$ 57,005
Corporate Debt Securities	129,386	610	(115)	129,881
Certificates of deposit	1,002	1	—	1,003
Total Long-term investments	$ 187,171	$ 833	$ (115)	$ 187,889

Total	$ 382,452	$ 880	$ (195)	$ 383,137

December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 46,423	$ —	$ —	$ 46,423
Corporate Debt Securities	15,796	—	(11)	15,785
Total Cash and cash equivalents	$ 62,219	$ —	$ (11)	$ 62,208

Short-term investments
Sovereign Debt Securities	$ 13,981	$ —	$ (19)	$ 13,962

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Corporate Debt Securities	103,130	4	(157)	102,977
Certificates of deposit	8,516	1	(2)	8,515
Total Short-term investments	$ 125,627	$ 5	$ (178)	$ 125,454

Long-term investments
Sovereign Debt Securities	$ 55,536	$ 53	$ (249)	$ 55,340
Corporate Debt Securities	129,921	18	(659)	129,280
Certificates of deposit	3,003	—	(2)	3,001
Total Long-term investments	$ 188,460	$ 71	$ (910)	$ 187,621

Total	$ 376,306	$ 76	$ (1,099)	$ 375,283

(1)

Unrealized losses from securities are primarily attributable to market price movements. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of March 31, 2016 and December 31, 2015.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of March 31, 2016, the estimated fair values (in thousands of U.S. dollars) of cash equivalents, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	195,248
One year to two years	102,721
Two years to three years	60,613
Three years to four years	11,444
Four years to five years	13,005
More than five years	106
Total	$ 383,137

7. Commitments and Contingencies

Update of Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of March 31, 2016, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $4,736 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of March 31, 2016 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $3,971 thousands.

As of March 31, 2016, there were 51 lawsuits pending against the Argentine subsidiary in the Argentine ordinary courts and 1,138 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of March 31, 2016, there were two claims pending against the Mexican subsidiaries in the Mexican ordinary courts and 88 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of March 31, 2016, there were 642 lawsuits pending against the Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of March 31, 2016, there were 2,267 lawsuits pending against the Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

On October 4, 2013, Citizen presented a motion to clarify mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. On December, 19, 2014 Brazilian Federal Supreme Court overruled Citizen’s Extraordinary Appeal, ending the discussion regarding the injunction sought by Citizen which was definitely not granted. On February 19, 2015 the judge presiding the 31st Central Civil Court of the City of São Paulo, State of São Paulo, Brazil ruled the case in its merits totally in favor of the Brazilian subsidiary, stating that MercadoLivre shall not be held responsible for any of Citizen’s pleas and allegations. Citizen did not appeal the mentioned decision. On February 19, 2016 a final decision on the injunction was issued in favor of the Brazilian Subsidiary and therefore the case was closed.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014 the Company’s Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by Brazilian subsidiaries to the Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. The Company presented an appeal in September, 2015 and as of March 31, 2016, the Company is waiting for the second instance decision. As a result, the Company started making deposits in court for the controversial amounts. As of March 31, 2016, the Company recorded in the balance sheet deposits in court for R$6.5 million or $1.8 million, according to the exchange rate at March 31, 2016 under the caption non-current other assets.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

8. Long term retention plan (“LTRP”)

The following table summarizes  the 2009, 2010, 2011, 2012, 2013, 2014 and 2015 long term retention plan accrued compensation expense (gain) for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
LTRP 2009	33	(12)
LTRP 2010	62	120
LTRP 2011	96	142
LTRP 2012	130	185
LTRP 2013	413	842
LTRP 2014	505	1,059
LTRP 2015	893	-

9. 2.25% Convertible Senior Notes Due 2019

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of March 31, 2016:

	March 31, 2016	December 31, 2015
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(31,966)	(34,214)
Unamortized transaction costs related to the debt component	(4,982)	(5,309)
Contractual coupon interest accrual	1,856	7,425
Contractual coupon interest payment	—	(7,425)

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Net carrying amount	$294,908	$290,477

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of March 31, 2016, the remaining period over which the unamortized debt discount will be amortized is 3.25 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Period ended March 31,

	2016	2015
	(In thousands)
Contractual coupon interest expense	$1,856	$1,856
Amortization of debt discount	2,248	2,128
Amortization of debt issuance costs	327	299
Total interest expense related to Notes	$4,431	$4,283

10. Cash Dividend Distribution

In each of February, April, July and November of 2015, our Board of Directors declared quarterly cash dividends of $4,548 thousands (or $0.103 per share on our outstanding shares of common stock). The dividends were paid on April 16, July 16, October 16, 2015 and January 15, 2016 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 31, 2015.

On February 19, 2016, the board of directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. The first quarterly dividend is payable on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016.

On May 4, 2016, the board of directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. The second quarterly dividend is payable on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016.

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

Despite the Company does not expect that this law together with the decree issued by the Venezuelan Government will have a material adverse impact on the Company´s financial condition or results of operations, considering the current difficult macroeconomic environment in Venezuela, the final potential effects remains uncertain. The effects of such potential effects, if any, would be recognized in the financial statements once the mentioned uncertainty is resolved.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27 A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

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
•

political, social and economic conditions in Latin America in general, and Venezuela and Argentina in particular, including Venezuela’s status as a highly inflationary economy for generally accepted accounting principles in the United States (“U.S. GAAP”), and possible future currency devaluation and other changes to its exchange rate systems such as the “Sistema Marginal de Divisas” (“SIMADI”) or “Sistema Cambiario de Divisas Complementarias” (“DICOM”) and possible further devaluations of the Argentine Peso.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control-as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26 , 2016, as updated by those described in “Item 1A — Risk Factors” in Part II of this report and in other reports we file from time to time with the SEC.

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. We note such information for investors as permitted by the

Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be a material risk that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2016 and 2015;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) hosts the largest online commerce platform in Latin America, which is focused on enabling e-commerce and its related services. Our platforms are designed to provide our users with a complete portfolio of services facilitating e-commerce transactions. Additionally, we are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views. We also operate online commerce platforms in the Dominican Republic, Panama, Bolivia, Guatemala, Paraguay and Portugal.

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

We offer our users an eco-system of six related e-commerce services: the MercadoLibre Marketplace, the MercadoLibre Classifieds service, the MercadoPago payments solution, the MercadoLibre Advertising program (“MercadoClics”), the MercadoShops online webstores solution and the MercadoEnvios shipping service.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send, receive and finance payments online. MercadoPago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela and Chile.

Through MercadoLibre Classifieds service, our online classified listings, our users can offer for sale and generate leads on listings in motors, real estate and services verticals in all counties where we operate.

As a further enhancement to the MercadoLibre Marketplace, we developed our MercadoLibre Advertising program to enable businesses to promote their products and services through a cost efficient and automated platform that allows advertisers to acquire traffic both, to our platform or to their own websites. Through MercadoLibre Advertising, MercadoLibre`s sellers, and large advertisers/brands are able to place display, product and/or text ads on our web pages, and other web pages including all vertical sites associated in the region.

Additionally, through MercadoShops, our online webstores solution, users can set-up, manage and promote their own online webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payments and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and value added services on their webstores.

To close out our suite of e-commerce services, we launched the MercadoEnvios shipping solution in Brazil, Argentina, Mexico, Colombia and Chile. Through MercadoEnvios, we offer a cost-efficient integration with existing logistic and shipping carriers to sellers on our platform. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

In addition, MercadoLibre began developing and selling software enterprise solutions to e-commerce business clients in Brazil during the second quarter of 2015.

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Venezuela, Mexico and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Bolivia, Guatemala, Paraguay, Uruguay and the United States of America (real estate classifieds in the State of Florida only)). Although we discuss long-term trends in our business, it is our policy to not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock of permit competitors with short term tactics to grow stronger than us.

The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2016 and 2015:

	Three-months Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2016	2015
Brazil	49.2%	46.3%
Argentina	30.6	32.0
Venezuela	7.7	9.4
Mexico	7.1	6.4
Other Countries	5.5	5.9

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2016 and 2015:

	Three-months Periods Ended		Change from 2015
	March 31,		to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$ 77.5	$ 68.5	$ 9.0	13.2%
Argentina	48.2	47.4	0.8	1.6
Venezuela	12.1	14.0	(1.9)	(13.3)
Mexico	11.1	9.4	1.7	17.8
Other Countries	8.7	8.8	(0.1)	(1.2)
Total Net Revenues	$ 157.6	$ 148.1	$ 9.5	6.4%

(*)    Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

Business acquisition

On February 12, 2016, through our subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, we acquired 100% of the issued and outstanding shares of capital stock of Monits S.A., a software development company located and organized under the laws of Buenos Aires, Argentina for the purchase price of $3.1 million, measured at its fair value.  We believe this acquisition will allow us to enhance our software development capabilities.

Description of Line Items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Venezuela, Mexico and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Bolivia, Guatemala, Paraguay, Uruguay and the United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, real estate listings, motors listings, financing fees, off-platform payment fees, shipping fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March 31, 2016 and 2015:

	Three-month Periods Ended
	March 31, (*)
Consolidated net revenues by revenue stream	2016	2015
	(in millions)
Marketplace	$94.1	$94.8
Non-Marketplace (**)	63.5	53.3
Total	$157.6	$148.1

(*) The table above may not total due to rounding.

(**) Includes, among other things, ad sales, real estate, motors, financing fees, off-platform payment fees, shipping fees, and other ancillary services.

Revenues from Marketplace transactions are generated from:

•	final value fees; and
•	up-front fees.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2016 and 2015, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in 16 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay, Venezuela, Bolivia, Guatemala and Paraguay), and MercadoPago is available in six countries (Argentina, Brazil, Chile, Colombia, Mexico and Venezuela). Additionally, MercadoEnvios is available in Argentina, Brazil, Mexico, Colombia and Chile. The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. See “Critical Accounting Policies and Estimates — Foreign Currency Translation” for more information.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.3% of net revenues for the three-month period ended March 31, 2016, as compared to 7.4%, for the same period in 2015,  mainly due to an increase in shipping and finance cost which are accounted for net of its costs in net revenues. These taxes are applicable mainly in our Brazilian and Argentine subsidiaries.

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

Sales and marketing expenses

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, chargebacks related to our MercadoPago operations, changes related to our buyer protection programs, the salaries of employees involved in these activities, public relations costs, marketing activities for our users and depreciation and amortization costs.

We carry out the majority of our marketing efforts on the Internet. In that regard, we enter into agreements with portals, search engines, social networks, ad networks and other websites in order to attract Internet users to the Marketplace and convert them into confirmed registered users and active traders on our platform. Additionally, we allocate a portion of our marketing budget to cable television advertising in order to improve our brand awareness and to complement our online efforts.

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

As explained in section “Foreign Currency Translation – Venezuelan Currency Status” below, the exchange markets in Venezuela have been unfavorable to us since December 2013.

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

Other income (expenses), net

Other income (expenses) consists primarily of interest income derived from our investments and cash equivalents, interest expense related to financial liabilities and foreign currency gains or losses.

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

There have been no significant changes in our critical accounting policies, management estimates or accounting policies since the year ended December 31, 2015 and disclosed in the Form 10-K. See Item – “Critical Accounting Policies”.

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these operating foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gains/ losses”.

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

Venezuelan Currency Status

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of March 31, 2016, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the SIMADI (defined below) closing exchange rate of 273 BsF per U.S. dollar.

On February 10, 2015, the Venezuelan government issued a decree that unified the two previous foreign exchange systems “SICAD 1 and SICAD 2” into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to the our business. In the same decree the Venezuelan government created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

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

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, we recorded an impairment of long-lived assets of $ 16.2 million on March 31, 2015. The carrying amount was adjusted to its estimated fair value as of March 31, 2015, by using the market approach, and considering prices for similar assets.

On March 9, 2016 the Central Bank of Venezuela (“BCV”) issued the Exchange Agreement No.35, which is effective as from March 10, 2016. The agreement established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in Exchange Agreement No.35 will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”). Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (SIMADI) will continue until replaced by others. As of the date of this report, the SIMADI has not been replaced and for that reason, we continued using SIMADI. As of March 31, 2016, the SIMADI exchange rate was 273 BsF per U.S. dollar.

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

The following table sets forth the assets, liabilities and net assets of the our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $29.2 million and $24.6 million, as of March  31, 2016 and December 31, 2015 and net revenues for the three-month periods ended March 31, 2016 and 2015:

	March 31,
	2016	2015
Venezuelan operations	(In millions)
Net Revenues	$ 12.1	$ 14.0

	March 31,	December 31,
	2016	2015
	(In millions)
Assets	72.0	65.4
Liabilities	(39.8)	(36.3)
Net Assets	$ 32.2	$ 29.1

As of March 31, 2016, the net assets (before intercompany eliminations) of our Venezuelan subsidiaries amounted to approximately 9.1% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 2.0% of our consolidated cash and investments.

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

Despite we do not expect that this law together with the decree issued by the Venezuelan Government will have a material adverse impact on our financial condition or results of operations, considering the current difficult macroeconomic environment in Venezuela, the final potential effects remains uncertain. The effects of such potential effects, if any, would be recognized in our financial statements once the mentioned uncertainty is resolved.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as described in “Legal Proceedings” in Item 1 of Part II of this report, Item 3 of Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 and in Note 7 to our unaudited interim condensed consolidated financial statements, included in this report. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

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

The convertible debt instrument within the scope of the cash conversion subsection was separated into debt and equity components at issuance and a fair value was assigned. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of June 30, 2014, we determined the fair value of the liability component of the Notes by reviewing market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

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

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015  — Debt”.

Results of operations for the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015

The selected financial data for the three-month periods ended March 31, 2016 and 2015 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or for any other period.

Statement of income data

	Three-months Periods Ended March 31,
(In millions)	2016 (*)	2015 (*)
	(Unaudited)
Net revenues	$ 157.6	$ 148.1
Cost of net revenues	(55.4)	(44.7)
Gross profit	102.2	103.4

Operating expenses:

Product and technology development	(21.9)	(17.2)
Sales and marketing	(32.7)	(26.2)
General and administrative	(17.1)	(18.1)
Impairment of Long-Lived Assets	—	(16.2)
Total operating expenses	(71.7)	(77.8)
Income from operations	30.5	25.6

Other income (expenses):
Interest income and other financial gains	7.3	4.3
Interest expense and other financial charges	(5.7)	(5.0)
Foreign currency gain/ (loss)	5.1	(8.6)
Net income before income / asset tax expense	37.2	16.4

Income / asset tax expense	(7.0)	(14.7)
Net income	$ 30.2	$ 1.7

(*) The table above may not total due to rounding.

Other Data

	Three-month Periods Ended March 31,
(in millions)	2016	2015

Number of confirmed registered users at end of period (1)	151.5	126.7
Number of confirmed new registered users during period (2)	6.9	5.7
Gross merchandise volume (3)	$1,781.1	$1,649.1
Number of successful items sold (4)	38.3	27.5

Total payment volume (5)	$1,376.1	$1,037.3
Total payment transactions (6)	27.5	14.8
Capital expenditures	$17.3	$8.3
Depreciation and amortization	$6.3	$5.1

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
(6)	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Three-month Periods Ended		Change from 2015
	March 31,		to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues	$ 157.6	$ 148.1	$ 9.5	6.4%
As a percentage of net revenues (*)	100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Three-month Periods Ended		Change from 2015
	March 31,		to 2016 (**)
Consolidated Net Revenues by revenue stream	2016	2015	in Dollars	in %
	(in millions, except percentages)
Brazil
Marketplace	$ 43.7	$ 40.8	$ 2.9	7.2%
Non-Marketplace	33.8	27.7	6.1	22.0%
	77.5	68.5	9.0	13.2%
Argentina
Marketplace	$ 29.8	$ 30.3	$ (0.5)	-1.6%
Non-Marketplace	18.4	17.1	1.2	7.3%
	48.2	47.4	0.8	1.6%
Venezuela
Marketplace	$ 11.2	$ 12.8	$ (1.7)	-13.0%
Non-Marketplace	0.9	1.1	(0.2)	-16.3%
	12.1	14.0	(1.9)	-13.3%
Mexico
Marketplace	$ 5.8	$ 6.4	$ (0.5)	-8.2%
Non-Marketplace	5.3	3.1	2.2	71.5%
	11.1	9.4	1.7	17.8%
Other countries
Marketplace	$ 3.6	$ 4.5	$ (0.9)	-20.8%
Non-Marketplace	5.1	4.3	0.8	19.2%
	8.7	8.8	(0.1)	-1.2%

Marketplace	94.1	94.8	(0.7)	-0.7%
Non-Marketplace (*)	63.5	53.3	10.2	19.1%
Total	$ 157.6	$ 148.1	$ 9.5	6.4%

(*) Includes, among other things, ad sales, real estate, motors, financing fees, off-platform payment fees, shipping fees and other ancillary services.

(**) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the three-month periods ended March 31, 2016 and 2015, increased across most geographic segments, except for the Venezuelan segment mainly as a consequence of local currency devaluation.

Brazil

Marketplace revenue in Brazil increased 7.2% in the three-month period ended March 31, 2016 as compared to the same period in 2015.  The increase was primarily a consequence of a 59.7% increase in local currency volume, partially offset by a 8.5% decrease in our take rate (which we define as net revenues as a percentage of gross merchandise volume) and a 26.7% devaluation of local currency. The Non-Marketplace business grew 22.0%, a $6.1 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users and in ad sales.

Argentina

Marketplace revenues of our Argentine segment decreased 1.6% in the three-month period ended March 31, 2016 as  compared to the same period in 2015, mainly due to a local currency devaluation of 40.6% and a 6.3% decrease in our take rate. Those decreases were partially offset by a 76.8% increase in local currency volume. The Non-Marketplace business grew 7.3%, a $1.2 million increase, during the same period mainly driven by increases in the volume of payments off-platform transactions offered to our users and the volume of shipped items.

Venezuela

Marketplace revenues of our Venezuelan segment during  the three-month period ended March 31, 2016, decreased by approximately 13.0%  when compared to the same period in 2015, mainly due to a local currency devaluation of 75.1% and a 10.9% decrease in our take rate. Those decreases were partially offset by a 292.5% increase in local currency volume. The Non-Marketplace business decreased 16.3%, or $0.2 million during the same period, mainly by the devaluation mentioned above, which was partially offset by an increase in the volume of transactions.

Mexico

Marketplace revenues of our Mexican segment during the three-month period ended March 31, 2016, decreased by approximately 8.2% when compared to the same period in 2015,  mainly due to a local currency devaluation of 17.2%, which was partially offset by a 11.0% increase in local currency volume. The Non-Marketplace business increased 71.5% or $2.2 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users, classifieds and shipping transactions.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2016
Net revenues	$ 157.6	n/a	n/a	n/a
Percent change from prior quarter	-13%
2015
Net revenues	$ 148.1	$ 154.3	$ 168.6	$ 180.7
Percent change from prior quarter	-8%	4%	9%	7%
2014
Net revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Percent change from prior quarter	-14%	14%	12%	9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the three-month period ended March 31, 2016 as compared to the same period in 2015:

Changes from
(% of revenue growth in Local Currency)	2015 to 2016 (*)
Brazil	53.7%
Argentina	71.2%
Venezuela	248.5%
Mexico	42.3%
Other Countries	18.9%
Total Consolidated	75.0%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2015 and applying them to the corresponding months in 2016, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the three-month period ended March 31, 2016, which we do not control. The increase in average selling prices is a consequence of: (i) high inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our Marketplace.

In the case of Argentina, the increase in our net revenues is due to an increase in the Argentine successful items mark volume and higher average selling prices posted by sellers during the three-month period ended March 31, 2016, which we do not control. The increase in average selling prices is a consequence of high inflation rates in Argentina. Additionally, the increase in our net revenues is a consequence of an increase in shipped items volume and increases in our MercadoPago transactions.

In Brazil, the significant increase in local currency growth, as compared to U.S. dollar growth, is a consequence of an increase of our Brazilian Marketplace volume and our shipped items volume and increases in our MercadoPago transactions.

For more explanation of the revenue growth, see above mentioned disclosures in this section. See “Critical accounting policies and estimates – Foreign Currency Translation”.

Cost of net revenues

	Three-month Periods Ended		Change from 2015
	March 31,		to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$ 55.4	$ 44.7	$ 10.7	24.0%
As a percentage of net revenues (*)	35.2%	30.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2016 as compared to the three-month period ended March 31, 2015, the increase of $10.7 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $4.7 million, or 20.9%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries; ii) an increase in sales taxes amounting to $2.2 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $2.1 million increase in customer support costs mainly as a consequence of salaries and wages, iv) $0.8 million in hosting costs and v) $0.9 million in mobile points of sale (MPOS) costs.

Product and technology development expenses

	Three-month Periods Ended		Change from 2015
	March 31,		to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$ 21.9	$ 17.2	$ 4.7	27.2%
As a percentage of net revenues (*)	13.9%	11.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2016, the increase in product and technology development expenses as compared to the same period in 2015 amounted to $4.7 million or 27.2%. The increase was primarily attributable to: i) an increase in salaries and wages of $2.1 million; ii) an  increase in maintenance expenses of $1.1 million; iii) an increase in depreciation and amortization expenses of $0.9 million and iv) an increase in other product and technology development expenses of $0.5 million.

We believe product development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Three-month Periods Ended		Change from 2015
	March 31,		to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$ 32.7	$ 26.2	$ 6.5	24.7%
As a percentage of net revenues (*)	20.7%	17.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2016, the $6.5 million increase in sales and marketing expenses when compared to the same period in 2015 was primarily attributable to: i) a $2.4 million increase in expenses related to our buyer protection program; ii) an increase of $2.1 million in online portal deals expenses; and iii) a $1.6 million increase in salaries and wages.

General and administrative expenses

	Three-month Periods Ended		Change from 2015
	March 31,		to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
General and administrative	$ 17.1	$ 18.1	$ (1.1)	-5.9%
As a percentage of net revenues (*)	10.8%	12.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2016, the $1.1 million decrease in general and administrative expenses when compared to the same period in 2015 was primarily attributable to: i) a $0.7 million decrease in salaries and wages mainly as a consequence of the LTRP and the local currency devaluation in Argentina and ii) a $0.4 million decrease in legal fees.

Impairment of Long-Lived assets

	Three-month Periods Ended		Change from 2015
	March 31,		to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Impairment of Long-Lived Assets	$ —	$ 16.2	$ (16.2)	-100.0%
As a percentage of net revenues (*)	0.0%	11.0%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We have recorded an impairment of certain real estate offices owned by our Venezuelan subsidiaries of $16.2 million during the first quarter of 2015. For further information, see section “Foreign Currency Translation—Venezuelan currency status.”

Other income / (expense), net

	Three-month Periods Ended		Change from 2015
	March 31,		to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Other income (expense), net	$ 6.7	$ (9.2)	$ 15.9	-172.9%
As a percentage of net revenues	4.3%	-6.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2016, the $15.9 million increase in other income/ (expense), net when compared to the same period in 2015 was primarily attributable to a consolidated foreign exchange gain of $5.1 million in 2016 as compared to a $8.6 million loss in the same period in 2015. The 2016 foreign exchange gain was primarily attributable to the impact of the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina. The 2015 foreign exchange loss was a consequence of a $20.4 million foreign exchange loss in Venezuela as a result of start using the SIMADI exchange rate since March 31, 2015, partially offset by a foreign exchange gain in Brazil of $10.1 million and a $1.0 million foreign exchange gain in Argentina. Additionally, interest income increased $2.9 million and financial expenses decreased $0.7 million during the three month period ended March 31, 2016 when compared to the same period in 2015.

Income and asset tax

	Three-month Periods Ended		Change from 2015
	March 31,		to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Income and asset tax	$ 7.0	$ 14.7	$ (7.7)	-52.5%
As a percentage of net revenues (*)	4.4%	9.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the three-month period ended March 31, 2016 as compared to the same period in 2015, income and asset tax decreased by $7.7 million, mainly as a consequence of the tax holiday granted to our Argentine subsidiary related to the new software development law recorded in the first quarter of 2016 while during the first quarter of 2015 we hadn’t been granted this tax holiday.

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

The following table summarizes our blended and effective tax rates for the three-month periods ended March 31, 2016 and 2015:

	Three-month Periods Ended
	March 31,
	2016	2015
Blended tax rate	18.7%	89.5%
Effective tax rate	27.2%	100.1%

Our blended and effective tax rate for the three-month period ended March 31, 2016 decreased significantly as compared to the same period in 2015 mainly due to: i) the tax holiday granted during third quarter of 2015 to our Argentine subsidiary related to the new software development law that was not recorded in first quarter of 2015, and ii) the one-time loss recorded in our Venezuelan subsidiaries on March 31, 2015 related to the impairment of long-lived assets and the devaluation of the BsF net asset position. The impairment of long-lived assets is non-deductible for tax purposes. We did not record any impairment during the first quarter of 2016.

The following table sets forth our effective income tax rate related to our main segments for the three-month periods ended March 31, 2016 and 2015:

	Three-month Periods Ended
	March 31,
	2016	2015
Effective tax rate by country
Argentina	23.9%	43.0%
Brazil	27.5%	26.9%
Mexico	-18.0%	19.5%
Venezuela	3.9%	-0.5%

The decrease in the effective income tax rate in our Argentine subsidiaries during the three-month period ended March  31, 2016 as compared to the same period in 2015, is due to the tax holiday granted during third quarter of 2015 to our Argentine subsidiary related to the new software development law that was not recorded in first quarter of 2015.

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

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving the company’s application for eligibility under the new software development law. As a result, our Argentine subsidiary has been granted a tax holiday retroactive from September 18, 2014 for its software developments activities. A portion of the benefits available to beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

The increase in our Brazilian effective income tax rate for the three-month period ended March 31, 2016 as compared to the same period in 2015 was mainly related to temporary differences deducted in the current period.

The decrease in our Mexican effective income tax rate for the three-month period ended March 31, 2016 as compared with the same period in 2015 is due to the pre-tax loss recorded during 2015 as a result of the devaluation in that country. The foreign exchange loss is a consequence of U.S. dollars liabilities assumed due to business acquisitions. Such loss is non-deductible for tax purposes.

For the three-month period ended March 31, 2015, our Venezuelan negative effective income tax rate was driven by losses recorded during this period in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange losses, which generated a net loss before income tax. The impairment of long-lived assets charge is non-deductible for tax purposes. During first quarter of 2016 we did not record any impairment of long-lived assets.

We do not expect in the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions, except for percentages)	Three-month Period Ended March 31, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 77.5	$ 48.2	$ 11.1	$ 12.1	$ 8.7	$ 157.6
Direct costs	(50.3)	(27.8)	(9.4)	(5.1)	(6.2)	(98.8)
Direct contribution	27.2	20.4	1.7	7.0	2.5	58.8
Margin	35.1%	42.4%	15.1%	57.6%	28.5%	37.3%

	Three-month Period Ended March 31, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 68.5	$ 47.4	$ 9.4	$ 14.0	$ 8.8	$ 148.1
Direct costs	(39.7)	(24.8)	(6.0)	(4.2)	(5.2)	(79.8)
Impairment of Long-lived Assets	—	—	—	(16.2)	—	(16.2)
Direct contribution	28.8	22.6	3.5	(6.5)	3.6	52.1
Margin	42.1%	47.7%	36.7%	-46.4%	41.1%	35.2%

	Change from the Three-month Period Ended March 31, 2015 to March 31, 2016 (*)
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 9.0	$ 0.8	$ 1.7	$ (1.9)	$ (0.1)	$ 9.5
in %	13.2%	1.6%	17.8%	-13.3%	-1.2%	6.4%
Direct costs
in Dollars	$ (10.6)	$ (3.0)	$ (3.5)	$ (0.9)	$ (1.0)	$ (19.0)
in %	26.7%	12.0%	58.1%	22.1%	19.9%	23.8%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 16.2	$ —	$ 16.2
in %	0.0%	0.0%	0.0%	-100.0%	0.0%	-100.0%
Direct contribution
in Dollars	$ (1.6)	$ (2.2)	$ (1.8)	$ 13.4	$ (1.1)	$ 6.7
in %	-5.4%	-9.7%	-51.6%	-207.6%	-31.5%	13.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the three-month period ended March 31, 2016 as compared to the same period in 2015, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the three-month period ended March 31, 2016 as compared to the same period in 2015, direct costs increased by 26.7%, mainly driven by: i) a 28.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs, and salaries and wages; ii ) a 102.5% increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses and iii) a 29.5% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, online marketing expenses, salaries and wages and other marketing expenses. These increases were partially offset by an 18.7% decrease in general and administrative expenses, mainly attributable to a decrease in legal fees and salary and wages.

Argentina

For the three-month period ended March 31, 2016 as compared to the same period in 2015, direct costs increased by 12.0%, mainly driven by: i) a 16.8% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago, customer support costs and sales taxes; ii) a 213.0%  increase in product and technology development expenses, mainly due to an increase in higher depreciation and amortization expenses and iii) a 3.5% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, chargeback expenses, bad debt and salaries and wages. These increases were partially offset by a 39.4% decrease in general and administrative expenses.

Mexico

For the three-month period ended March 31, 2016 as compared to the same period in 2015, direct costs increased by 58.1%, mainly driven by: i) a 60.1% increase in sales and marketing expenses, mainly due to increases in salaries and wages, online marketing expenses, chargeback expenses and higher buyer protection program expenses; ii) a  66.4% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration and other costs; iii) a 154.2%  increase in product and technology development expenses as a result of increases in salaries and wages and depreciation and amortization expenses and vi) a  24.3% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

Venezuela

For the three-month period ended March 31, 2016 as compared to the same period in 2015, direct costs increased by 22.1%, mainly driven by: i) a  38.2% increase in sales and marketing expenses that was mainly attributable to an increase in bad debt expenses and chargeback expenses; ii) a  14.0% increase in cost of net revenues that was mainly attributable to an increase in customer support costs and certain new taxes on payment business and iii) a 348.6%  increase in product and technology development expenses attributable to an increase in depreciation and amortization expenses. These increases were partially offset by a 28.3% decrease in general and administrative expenses that was mainly attributable to a decrease in depreciation and amortization expenses, which were partially offset by increases in salaries and wages. These decreases are related to local currency devaluation in this country. See “Critical accounting policies and estimates – Foreign currency translation”.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, and business acquisitions, to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interests payments on our Convertible Notes.

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

At March 31, 2016, our main source of liquidity, amounting to $340.5  million of cash and cash equivalents and short-term investments and $188.0  million of long-term investments, was provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of March 31, 2016 cash and investments of foreign subsidiaries amounted to $242.4 million, or 45.9% of our consolidated cash and investments, and approximately 27.8% of our consolidated cash and investments were held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2016 and 2015:

	Three-month Periods Ended
	March 31, (*)
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$ (11.8)	$ 38.2
Investing activities	0.8	3.3
Financing activities	(5.2)	(7.5)
Effect of exchange rates on cash and cash equivalents	(5.8)	(37.4)
Net decrease in cash and cash equivalents	$ (22.0)	$ (3.4)

 (*) The table above may not total due to rounding.

Net cash (used in) provided by operating activities

Cash (used in) provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Periods Ended
	March 31,		Change from 2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Operating activities	$ (11.8)	$ 38.2	$ (50.0)	-130.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $50.0 million decrease in net cash provided by operating activities during the three-month period ended March 31, 2016, as compared to the same period in 2015, was primarily driven by a $25.0 million decrease in MercadoPago working capital mainly related to lesser discounts of credit card receivables, a $16.0 million decrease in accounts payable and accrued expenses and a $7.8 million decrease in credit card receivables.

Net cash provided by investing activities

	Three-month Periods Ended
	March 31,		Change from 2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Investing activities	$ 0.8	$ 3.3	$ (2.5)	-76.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash provided by investing activities in the three-month period ended March 31, 2016 resulted mainly from purchases of investments of $641.3 million, which was partially offset by proceeds from the sale and maturity of investments of $659.3 million, as part of our financial strategy. We used $14.6 million in the purchase of property plant and equipment (mainly in our Argentine offices and in information technology in Argentina and Brazil), $1.8 million to fund the acquisition of Monits S.A. and $0.9 million in advances for property and equipment.

Net cash used in financing activities

	Three-month Periods Ended
	March 31,		Change from 2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (5.2)	$ (7.5)	$ 2.3	-30.3%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March  31, 2016, our primary use of cash was to fund $4.5 million in cash dividends paid on January 15, 2016. In addition, we used $0.7 million for the payment of financial liabilities.

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

As of March 31, 2016, none of the conditions allowing holders of the Notes to convert their notes had been met.

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

Office building acquisition agreements in Caracas

During third quarter of 2015, the we through our Venezuelan subsidiary obtained a mortgage loan from Banco del Caribe, C.A. Banco Universal to fund the acquisition of an office building in Caracas, Venezuela of BsF $1,000 million to be paid in monthly installments over five years and which bears a fixed interest rate of 24% per annum. The mortgage was constituted over the offices acquired up to an amount of BsF $2,000 million to cover the amounts due to the bank. As of March 31, 2016, the amount due in relation to the mentioned mortgage loan amounts to BsF $877 million, or $3 million.

Cash Dividends

In each of February, April, July and October of 2014, our board of directors declared quarterly cash dividends of $7.3 million (or $0.166 per share) on the outstanding shares of the Company’s common stock. The dividends were paid on April 15, July 15, October 15, 2014 and January 15, 2015 to stockholders of record as of the close of business on March 29, June 30, September 30, and December 31, 2014, respectively.

In each of February, April, July and November of 2015, our board of directors declared quarterly cash dividends of $4.6 million (or $0.103 per share on our outstanding shares of common stock). The dividends were paid on April 16, July 16, October 16, 2015 and January 15, 2016 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 31, 2015, respectively.

On February 19, 2016, our board of directors approved a quarterly cash dividend of $6.6 million (or $0.150 per share) on our outstanding shares of common stock. The first quarterly dividend was paid on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016.

On May 4, 2016, our board of directors approved a quarterly cash dividend of $6.6 million (or $0.150 per share) on our outstanding shares of common stock. This quarterly cash dividend will be payable on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016.

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

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the three-month periods ended March 31, 2016 and 2015 amounted to $17.3 million and $8.3 million, respectively.

During the three-month period ended March 31, 2016 we invested $4.8 million in our Brazilian, Colombian and Argentinean offices, and $4.4 million in Information Technology in Argentina and Brazil.

During 2015, our Venezuelan subsidiary acquired five offices under construction, in Caracas, Venezuela for a total purchase price of BsF $4,645.6 million, or $23.4 million, for investment purposes and included in non-current other assets. Our Venezuelan subsidiary paid the purchase price in BsF, and funded the transaction with funds from its own operations and with a mortgage loan amounting to BsF $1,000 million to be paid in monthly installments over five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. The amount of the loan was  BsF $877 million, or $3 million as of March 31, 2016. The offices are expected to be completed in October 2016.

On February 12, 2016, through our subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, we acquired 100% of the issued and outstanding shares of capital stock of Monits S.A., a software development company located and organized under the laws of Buenos Aires, Argentina, for the purchase price of $3.1 million, measured at its fair value. We believe this acquisition will allow us to enhance our software development capabilities.

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

Off-balance sheet arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently issued accounting pronouncements

On March 8, 2016 the FASB issued the ASU 2016-04. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statement.

On March 14, 2016 the FASB issued the ASU 2016-06. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statement.

On March 15, 2016 the FASB issued the ASU 2016-07.To simplify the accounting for equity method investments, the amendments in the Update eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statement.

On March 17, 2016 the FASB issued the ASU 2016-08. This update releases Accounting Standards Update No. 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this Update will clarify the implementation guidance on principal versus agent considerations. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statement.

On March 30, 2016 the FASB issued the ASU 2016-09. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this Update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This Accounting Standards Update is the final version of Proposed Accounting Standards Update—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which has been deleted. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statement.

On April 14, 2016 the FASB issued the ASU 2016-10.This update releases Accounting Standards Update No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statement.

On May 3, 2016 the FASB issued the ASU 2016-11 on Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815).  The amendments in this Update eliminate some guidance related to revenue recognition and derivatives. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statement.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we use free cash flows and foreign exchange (“FX”) neutral measures, adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share as non-GAAP measures.

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

Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables included in this quarterly report.

Free cash flow provides useful information to both management and investors by excluding payments for the acquisition of property, equipment, of intangible assets net of financial liabilities and of businesses net of cash acquired that may not be indicative of our core operating results. In addition, we report free cash flows to investors because we believe that the inclusion of this measure provides consistency in our financial reporting.

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

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Three-month Periods Ended
	March 31,
(In millions)	2016	2015

Net Cash (used in) provided by Operating Activities	$ (11.8)	$ 38.2
Payment for acquired business, net of cash acquired	(1.8)	-
Advance for property and equipment	(0.9)	-
Purchase of intangible assets	-	(0.9)
Purchase of property and equipment	(14.6)	(7.3)
Free cash flow	(29.1)	29.9

(*) The table above may not total due to rounding.

We believe that reconciliation of FX neutral measures to the most directly comparable GAAP measure provides investors an overall understanding of our current financial performance and its prospects for the future. Specifically, we believe these non-GAAP measures provide useful information to both management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2015 and applying them to the corresponding months in 2016, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month period ended March 31, 2016:

	Three-months Periods Ended March 31, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2016	2015	Percentage Change	2016	2015	Percentage Change
Net revenues	$ 157.6	$ 148.1	6.4%	$ 259.2	$ 148.1	75.0%
Cost of net revenues	(55.4)	(44.7)	24.0%	(84.4)	(44.7)	88.8%
Gross profit	102.2	103.4	-1.2%	174.8	103.4	69.0%

Operating expenses:	(71.7)	(61.6)	16.4%	(111.4)	(61.6)	81.0%
Impairment of Long-Lived Assets	—	(16.2)	-100.0%	—	(16.2)	-100.0%
Total operating expenses	(71.7)	(77.8)	-7.9%	(111.4)	(77.8)	43.2%
Income from operations	30.5	25.6	19.1%	63.3	25.6	147.5%

(*) The table above may not total due to rounding.

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela and the impairment of long-lived assets, because it may not be indicative of the ordinary course of our business. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela and the impairment of long-lived assets not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for the three-month periods ended March 31, 2016 and 2015:

	Three-months periods ended (**)
	March 31, 2016	March 31, 2015
Net income before income / asset tax expense	$37.2	$16.4
Devaluation loss in Venezuela	—	20.4
Impairment of long-lived assets in Venezuela	—	16.2
Adjusted Net income before income / asset tax expense	$37.2	$53.0
Income and asset tax expense	$(7.0)	$(14.7)
Income tax effect on devaluation loss in Venezuela	—	(3.8)	(1)
Adjusted Income and asset tax	$(7.0)	$(18.5)

Net Income	$30.2	$1.7
Devaluation loss in Venezuela	—	20.4
Impairment of long-lived assets in Venezuela	—	16.2
Income tax effect on devaluation loss in Venezuela	—	(3.8)	(1)
Adjusted Net Income	$30.2	$34.6
Weighted average of outstanding common shares	44,156,961	44,154,796
Adjusted Earnings per share	$0.68	$0.78
Adjusted Blended Tax Rate (2)	18.7%	34.8%

(**)  Stated in millions of U.S. dollars, except for share data. The table above may not total due to rounding.

(1)	Income tax charge related to the Venezuela devaluation under local tax norms.
(2)	Adjusted Income and asset tax over Adjusted Net income before income / asset tax expense.

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

Foreign currencies

As of March 31, 2016, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries, which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment.  As of March 31, 2016, the total cash and cash equivalents denominated in foreign currencies totaled $85.5 million, short-term investments denominated in foreign currencies totaled $56.9 million and accounts receivable and credit cards receivables in foreign currencies totaled $240.8 million. As of March 31, 2016, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of March 31, 2016, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $198.1 million and our U.S. dollar-denominated long-term investments totaled $188.0 million.

For the three-month period ended March 31, 2016, we had a consolidated gains on foreign currency of $5.1 million primarily as a result of a $5.8 million gain on foreign exchange in our Argentine subsidiary, and partially offset by a foreign exchange loss in Brazil of $0.6 million.

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

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2016 and 2015:

	Three-months Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2016	2015
Brazil	49.2%	46.3%
Argentina	30.6	32.0
Venezuela	7.7	9.4
Mexico	7.1	6.4
Other Countries	5.5	5.9

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the three-month period ended March 31, 2016:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 175.1	$ 157.6	$ 143.3
Expenses	(140.7)	(127.1)	(115.3)
Income from operations	34.4	30.5	28.0

Other expenses and income tax related to P&L items	(5.7)	(5.4)	(5.2)

Foreign Currency impact related to the remeasurement of our Net Asset position	5.7	5.1	4.7
Net income	34.5	30.2	27.6

Total Shareholders' Equity	$ 333.3	$ 353.1	$ 312.7

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the three-month period ended March 31, 2016, we did not enter into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of March 31, 2016, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 273 BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of the our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $29.2 million and $24.6 million, as of March  31, 2016 and December 31, 2015, respectively and net revenues for the three-month periods ended March 31, 2016 and 2015:

	March 31,
	2016	2015
Venezuelan operations	(In millions)
Net Revenues	$ 12.1	$ 14.0

March 31,	December 31,
2016	2015

	(In millions)
Assets	72.0	65.4
Liabilities	(39.8)	(36.3)
Net Assets	$ 32.2	$ 29.1

As of March 31, 2016, the net assets of our Venezuelan subsidiaries amounted to approximately 9.1% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 2.0% of our consolidated cash and investments.

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

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, we recorded an impairment of long-lived assets of $ 16.2 million on March 31, 2015. The carrying amount was adjusted to its estimated fair value as of March 31, 2015, by using the market approach, and considering prices for similar assets.

On March 9, 2016 the Central Bank of Venezuela (“BCV”) issued the Exchange Agreement No.35, which is effective as from March 10, 2016. The agreement established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in Exchange Agreement No.35 will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”). Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (SIMADI) will continue until replaced by others. As of the date of this report, the SIMADI has not been replaced and for that reason, we continued using SIMADI. As of March 31, and May 4, 2016, the SIMADI exchange rate was 273 and 397 BsF per U.S. dollar, respectively.

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

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 400% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2016 to March 31, 2016. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 400% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2016 to March 31, 2016:

	Three-month period ended March 31, 2016
	Actual (*)	Sensitivity (**)
	(In million)
Net revenues	$12.1	$2.3
Direct costs	(5.1)	(1.9)
Direct contribution	$7.0	$ .4
Direct Contribution Margin before impairment %	57.6%	17.4%

(*) As reported.

(**) Computing a hypothetical devaluation of the Venezuelan segment from January 1 to March  31, 2016 assuming an exchange rate of 1,091.65 BsF per U.S. dollar (400% of the exchange rate as of March  31, 2016).

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

Argentine Segment

During December 2015 the Argentine peso exchange rate increased by approximately 37% against the U.S. dollar, to 13.30 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, we recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of March 31, 2016 the Argentine Peso exchange rate against the U.S. dollar was 14.8.

In Argentina, access to the local foreign exchange market without requiring prior Central Bank approval is allowed for all of the following: real estate investments abroad, loans granted to non-Argentine residents, Argentine residents’ contributions of direct investments abroad, portfolio investment of Argentine individuals abroad, certain other investments abroad of Argentine residents, portfolio investments of Argentine legal entities abroad, purchase of foreign currency bills to be held in Argentina, as well as purchase of traveler checks. The total amount of foreign currency purchased for all the above mentioned items cannot exceed $2.0 million per month in the aggregate.

Had a hypothetical devaluation of 20% of the Argentine peso against the U.S. dollar occurred on March 31, 2016, the reported net assets in our Argentine subsidiaries would have decreased by approximately $12.7 million with a related impact on Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $10.2 million in our Argentine subsidiaries.

Brazilian Segment

During 2015, the Brazilian real exchange rate against the U.S. dollar increased in approximately 47%, from 2.66 Brazilian Reais per U.S.dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015. Due to the abovementioned devaluation, during the   year ended December 31, 2015, the reported Other Comprehensive Loss of the Brazilian segment increased in $9.0 million as a result of having a net asset position in Brazilian Reais; and we recognized a foreign exchange gain of $14.6 million during the same period. As of March 31, 2016 the Brazilian Reais exchange rate against the U.S. dollar was 3.56.

Had a hypothetical devaluation of 20% of the Brazilian Reais against the U.S. dollar occurred on March 31, 2016, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $7.1 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $0.9 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of March 31, 2016, MercadoPago’s funds receivable from customers totaled $193.7 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2016, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.32%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of Mach 31, 2016 could decrease (increase) by approximately $4.6 million.

As of March 31, 2016, our short-term investments amounted to $195.6 million and our long-term investments amounted to $188.0 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

On September 27, 2013, our board of directors, upon the recommendation of the compensation committee, approved the 2013 Long Term Retention Plan (the “2013 LTRP”), on March 31, 2014, the board of directors, upon the recommendation of the compensation committee approved the 2014 employee retention programs (the “2014 LTRP”) and on August 4, 2015, the board of directors, upon the recommendation of the compensation committee approved the 2015 employee retention programs (the “2015

LTRP”). If earned, payments to eligible employees under the 2013, 2014 and 2015 LTRP will be in addition to payments of base salary and cash bonus, the latter if earned, made to those employees. The awards under 2013, 2014 and/or 2015 LTRP are payable in cash, common stock or a combination thereof and, as we mentioned in the paragraph before for the others LTRP, we granted the right to any LTRP participant to request settlement in cash.

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

At March 31, 2016, the total contractual obligation of our 2009, 2010, 2011, 2012, 2013,  2014 and 2015 Variable Payment LTRP liability amounted to $21.4 million. As of March 31, 2016, the accrued liability related to the 2009, 2010, 2011, 2012, 2013, 2014 and 2015 Variable Payment portion of the LTRP included in social security payable in our condensed consolidated balance sheet amounted to $19.8 million. The following table shows a sensitivity analysis of the risk associated with our contractual obligation related to the 2009, 2010, 2011, 2012, 2013, 2014 and 2015 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%:

		As of March 31, 2016
		MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013, 2014 and 2015
		Equity Price	variable LTRP liability
(In thousands, except equity price)
Change in equity price in percentage

40%		144.81	29,898
30%		134.46	27,762
20%		124.12	25,627
10%		113.78	23,491
Static	(*)	103.43	21,356
-10%		93.09	19,220
-20%		82.75	17,084
-30%		72.40	14,949
-40%		62.06	12,813

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, we are involved in disputes that arise in the ordinary course of our business. The number and significance of these disputes is increasing as our business expands and our Company grows. Any claims against us, whether meritorious or not, may be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources or require expensive implementations of changes to our business methods to respond to these claims. See “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 26, 2016.

As of March 31, 2016, our total reserves for proceeding-related contingencies and other estimated contingencies were approximately $4.7 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against us. We do not reserve for losses we determine to be possible or remote. Expected legal costs related to litigations are accrued when the legal service is actually provided.

As of March 31, 2016, there were 642 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of March 31, 2016, there were 2,267 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

As of March 31, 2016, there were 51 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 1.138 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of March 31, 2016, there were two claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 88 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

In most of these cases, the plaintiffs asserted that we were responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on our website, when using MercadoPago, or when we invoiced them. We believe we have meritorious defenses to these claims and intend to continue defending them.

Set forth below is a description of the legal proceedings that we have determined to be material to our business. We have excluded ordinary routine legal proceedings incidental to our business. In each of these proceedings we also believe we have meritorious defenses, and intend to continue defending ourselves in these actions. We have established a reserve for those proceedings which we have considered that a loss is probable. The disclosure below updates and supplements the information set forth in “Item 3 — Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015:

On August 25, 2010, Citizen Watch do Brasil S/A, or Citizen, sued Brazilian subsidiaries in the 31st Central Civil Court State of São Paulo, Brazil. Citizen alleged that the Brazilian subsidiaries were infringing Citizen’s trademarks as a result of users selling allegedly counterfeit Citizen watches through the Brazilian page of the Brazilian subsidiaries’ website. Citizen sought an order enjoining the sale of Citizen-branded watches on the Brazilian subsidiaries’ Marketplace with a $6,000 daily non-compliance penalty. On September 23, 2010, our Brazilian subsidiaries were summoned of an injunction granted to prohibit the offer of Citizen products on its platform, but the penalty was established at $6,000 per day.

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

On October 4, 2013, Citizen presented a motion to clarify the mentioned decision issued by the Brazilian Superior Court of Justice and such motion was denied on November 11, 2013. Citizen then filed, on November 25, 2013, an Extraordinary Appeal aiming the decision rendered by Brazilian Superior Court of Justice to be reviewed by Brazilian Federal Supreme Court. On February 21, 2014, Brazilian subsidiaries presented its response to Citizen’s Extraordinary Appeal. On March 10, 2014, Citizen’s extraordinary appeal was not accepted by the Brazilian Superior Court of Justice and, on March 26, 2014, Citizen filed an appeal against such decision, aiming at its Extraordinary Appeal to be accepted and ruled by Brazilian Federal Supreme Court. On May 5, 2014 the Company presented its response to Citizen’s appeal to The Brazilian Federal Supreme Court. On December, 19, 2014 Brazilian Federal Supreme Court overruled Citizen’s Extraordinary Appeal, ending the discussion regarding the injunction sought by Citizen which was definitely not granted. On February 19, 2015 the judge preceding the 31st Central Civil Court of the City of São Paulo, State of São Paulo, Brazil ruled the case in its merits totally in favor of the Brazilian subsidiary, stating that MercadoLivre shall not be held responsible for any of Citizen’s pleas and allegations and Citizen did not appeal the mentioned decision. On February 19, 2016 a final decision on the injunction was issued in favor of our Brazilian Subsidiary and therefore the case was closed.

On November 6, 2014 our Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by our Brazilian subsidiaries to the our Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. We presented an appeal in September, 2015 and as of March 31, 2016,  we are waiting for the second instance decision. As a result, we started making deposits in court for the controversial amounts. As of March 31, 2016, we recorded in the balance sheet deposits in court for R$6.5 million or $1.8 million, according to the exchange rate at March 31, 2016 under the caption non-current other assets. Our management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of our tax position and the existence of favorable decisions of the Federal Regional Courts. For that reason, we have not recorded any expense or liability for the controversial amounts.

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

Item 1A — Risk Factors

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2015  are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Fraudulent activity by our users could negatively impact our operating results, brand and reputation and cause the use of services to decrease.

We are subject to the risk of fraudulent activity on our platforms by our users. Laws specifying the scope of liability of providers of online services for the activities of their users through their online service are currently unsettled in most of the Latin American countries we operate. In addition, Latin American governments could require changes in the way our on line services are conducted. Currently, if different requisites are met we may reimburse buyers for payments when (i) they do not receive the products they ordered, (ii) the products received are broken or are materially different from the sellers’ descriptions, or (iii) they receive their products after the estimated shipping date. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer experiences and increase buyer satisfaction, there can be no assurance that these measures will be sufficient to accurately detect, prevent or deter fraud. As our marketplace sales grow, the cost of these reimbursements may materially increase and could negatively affect our operating results. Despite different measures we take to manage threats to our business, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions or when it’s broken. We also may be unable to prevent buyers to receive their products with delay or sellers from selling unlawful goods on our site, selling goods in an unlawful manner, violating the proprietary rights of others or other fraudulent or illegal use of our services, and we could face civil or criminal liability for these activities. In addition, users may perform frauds o potential illegal activities when using MercadoPago, MercadoEnvios, MercadoShops or any other platform we operate which may affect our financial performance. Although we have not experienced any material business or reputational harm as a result of fraudulent or potential illegal activities of our users in the past, we cannot rule out the possibility that any of the foregoing may occur causing harm to our business or reputation in the future. If any of the foregoing were to occur, our results of operations and financial conditions could be materially and adversely affected.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 6, 2016.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
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