Form 10-Q
period 2016-06-30
MERCADOLIBRE INC
filed 2016-08-05
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2016

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

44,157,341 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 3, 2016.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of June 30, 2016 and December 31, 2015

and for the six and three-month periods

ended June 30, 2016 and 2015

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(In thousands of U.S. dollars, except par value)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$ 144,016	$ 166,881
Short-term investments	251,416	202,112
Accounts receivable, net	40,055	28,428
Credit cards receivables, net	215,437	131,946
Prepaid expenses	6,004	6,007
Inventory	990	222
Other assets	15,349	9,577
Total current assets	673,267	545,173
Non-current assets:
Long-term investments	157,832	187,621
Property and equipment, net	104,808	81,633
Goodwill	96,150	86,545
Intangible assets, net	29,126	28,991
Deferred tax assets	36,417	29,688
Other assets	42,549	43,955
Total non-current assets	466,882	458,433
Total assets	$ 1,140,149	$ 1,003,606
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 86,068	$ 62,038
Funds payable to customers	277,528	203,247
Salaries and social security payable	32,786	32,918
Taxes payable	16,419	10,092
Loans payable and other financial liabilities	782	1,965
Other liabilities	2,148	7,667
Dividends payable	6,624	4,548
Total current liabilities	422,355	322,475
Non-current liabilities:
Salaries and social security payable	10,239	10,422
Loans payable and other financial liabilities	296,691	294,342
Deferred tax liabilities	32,099	27,049
Other liabilities	14,198	9,860
Total non-current liabilities	353,227	341,673
Total liabilities	$ 775,582	$ 664,148

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,341 and 44,156,854 shares issued and outstanding at June 30,
2016 and December 31, 2015, respectively	$ 44	$ 44
Additional paid-in capital	137,979	137,923
Retained earnings	473,627	440,770
Accumulated other comprehensive loss	(247,083)	(239,279)
Total Equity	364,567	339,458
Total Liabilities and Equity	$ 1,140,149	$ 1,003,606

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three -month periods ended June 30, 2016 and 2015

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$ 357,274	$ 302,417	$ 199,644	$ 154,314
Cost of net revenues	(128,794)	(95,019)	(73,346)	(50,311)
Gross profit	228,480	207,398	126,298	104,003

Operating expenses:
Product and technology development	(46,157)	(36,885)	(24,216)	(19,639)
Sales and marketing	(68,020)	(55,317)	(35,337)	(29,115)
General and administrative	(37,910)	(38,746)	(20,841)	(20,612)
Impairment of Long-Lived Assets	(13,717)	(16,226)	(13,717)	—
Total operating expenses	(165,804)	(147,174)	(94,111)	(69,366)
Income from operations	62,676	60,224	32,187	34,637

Other income (expenses):
Interest income and other financial gains	15,300	8,991	8,049	4,683
Interest expense and other financial losses	(12,315)	(10,151)	(6,631)	(5,201)
Foreign currency losses	(240)	(9,217)	(5,387)	(648)
Net income before income / asset tax expense	65,421	49,847	28,218	33,471

Income / asset tax expense	(19,316)	(28,663)	(12,360)	(14,008)
Net income	$ 46,105	$ 21,184	$ 15,858	$ 19,463

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Basic EPS
Basic net income
Shareholders per common share	$ 1.04	$ 0.48	$ 0.36	$ 0.44
Weighted average of outstanding common shares	44,157,151	44,155,035	44,157,341	44,155,271
Diluted EPS
Diluted net income
Shareholders per common share	$ 1.04	$ 0.48	$ 0.36	$ 0.44
Weighted average of outstanding common shares	44,157,151	44,155,035	44,157,341	44,155,271

Cash Dividends declared	0.150	0.206	0.150	0.103

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month periods ended June 30, 2016 and 2015

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Net income	$ 46,105	$ 21,184	$ 15,858	$ 19,463

Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(8,082)	(23,927)	3,108	(1,397)
Unrealized net losses on available for sale investments	(394)	(27)	(842)	(288)
Less: Reclassification adjustment for losses on available for sale investments included in net income	(672)	(379)	—	—
Net change in accumulated other comprehensive (loss) income, net of income tax	(7,804)	(23,575)	2,266	(1,685)
Total Comprehensive Income (loss)	$ 38,301	$ (2,391)	$ 18,124	$ 17,778

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the six-month periods ended June 30, 2016 and 2015

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operations:
Net income	$ 46,105	$ 21,184
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized Devaluation Loss, net	5,162	10,862
Impairment of Long-Lived Assets	13,717	16,226
Depreciation and amortization	13,178	10,970
Accrued interest	(7,918)	(5,769)
Non cash interest and convertible bonds amortization of debt discount and Amortization of debt issuance costs	4,705	8,562
LTRP accrued compensation	10,126	8,463
Deferred income taxes	(1,981)	7,736
Changes in assets and liabilities:
Accounts receivable	(2,833)	(19,342)
Credit Card Receivables	(78,334)	(52,553)
Prepaid expenses	9	(2,327)
Inventory	(637)	—
Other assets	(7,704)	(4,122)
Accounts payable and accrued expenses	(15,133)	40,974
Funds payable to customers	59,309	52,006
Other liabilities	(566)	(652)
Interest received from investments	7,650	4,613
Net cash provided by operating activities	44,855	96,831
Cash flows from investing activities:
Purchase of investments	(1,559,095)	(950,636)
Proceeds from sale and maturity of investments	1,565,336	926,058
Payment for acquired businesses, net of cash acquired	(7,284)	(45,009)
Purchases of intangible assets	(49)	(1,367)
Advance for property and equipment	(4,963)	(7,473)
Purchases of property and equipment	(32,590)	(16,305)
Net cash used in investing activities	(38,645)	(94,732)
Cash flows from financing activities:
Payments on loans payable and other financing	(6,299)	(4,438)
Dividends paid	(11,172)	(11,878)
Repurchase of Common Stock	—	(2,714)
Net cash used in financing activities	(17,471)	(19,030)
Effect of exchange rate changes on cash and cash equivalents	(11,604)	(35,822)
Net decrease in cash and cash equivalents	(22,865)	(52,753)
Cash and cash equivalents, beginning of the period	$166,881	223,144
Cash and cash equivalents, end of the period	$144,016	$ 170,391

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

As of June 30, 2016, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Portugal, Uruguay and Venezuela, including the recently launched online ecommerce platforms in Bolivia, Guatemala and Paraguay. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Chile and Colombia; and added Peru to its list of countries where the service is offered since June 2016. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia and added Chile to its list of countries where the service is offered since February 2016. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.9% and 99.9% of the consolidated amounts during the six-month periods ended June 30, 2016 and 2015. Long-lived assets, intangible assets and goodwill located in the foreign operations totaled $219,789 thousands and $184,178 thousands as of June 30, 2016 and December 31, 2015, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2016  and December 31, 2015. These financial statements also show the Company’s consolidated statements of income and comprehensive income for the six and three-month periods ended June, 2016 and 2015; and statement of cash flows for the six-month period ended June, 2016 and 2015. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For more detailed discussion about the Company’s significant accounting policies, see note 2 to the Form 10-K. During the six-month period ended June 30, 2016, there were no material updates made to the Company’s significant accounting policies.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive (loss)   income.

Venezuelan currency status

Pursuant to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar was the functional currency for such operation. The cumulative three year inflation rate as of December 31, 2010 exceeded 100%. The Company continues to treat the economy of Venezuela as highly-inflationary. Therefore, no translation effect was accounted for in other comprehensive income related to the Venezuelan operations.

On February 10, 2015, the Venezuelan government issued a decree that unified the two previous foreign exchange systems “SICAD 1 and SICAD 2” into a new single system (SICAD), with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to the Company’s business. In the same decree the Venezuelan government created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the Central Bank of Venezuela (“BCV”) on a daily basis.

In light of the disappearance of SICAD 2, and the Company’s inability to gain access to U.S. dollars under SICAD, it started requesting and was granted U.S. dollars through SIMADI. As a result, the Company from that moment expected to settle its transactions through SIMADI going forward and concluded that the SIMADI exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, the Company recorded a foreign exchange loss of $20.4 million during the first quarter of 2015.

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

On March 9, 2016 the BCV issued the Exchange Agreement No.35, which is effective since March 10, 2016. The agreement established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in Exchange Agreement No.35 will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”).

Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (SIMADI) will continue to operate until replaced by others. As of the date of issuance of these interim condensed consolidated financial statements, the SIMADI has not been replaced and for that reason, the Company continued using SIMADI. From March 31, 2016 through June 30, 2016, the SIMADI exchange rate increased from 273 BsF per U.S. dollar to 628 BsF per U.S. dollar, a 130% increase in the exchange rate. As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $4.9 million during the second quarter of 2016.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2016 would not be fully recoverable. As a result, on June 30, 2016, the Company recorded an impairment of offices and commercial property under construction included within non-current other assets of $13.7 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of approximately $12.5 million as of June 30, 2016, by using the market approach, and considering prices for similar assets.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $34.3 million and $24.6 million, as of June 30, 2016 and December 31, 2015 and net revenues for the six-month periods ended June 30, 2016 and 2015:

	June 30,
	2016	2015
	(In thousands)
Venezuelan operations
Net Revenues	$19,566	$19,669

	June 30,	December 31,
	2016	2015
	(In thousands)
Assets	54,502	65,407
Liabilities	(39,765)	(36,266)
Net Assets	$14,737	$29,141

As of June 30, 2016, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 4.0%  of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.0% of our consolidated cash and investments.

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

Argentine currency status

During December 2015 the Argentine peso exchange rate increased by approximately 37% against the U.S. dollar to 13.3 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, the Company recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of June 30, 2016 the Argentine Peso exchange rate against the U.S. dollar was 15.0.

In Argentina, access to the local foreign exchange market without requiring prior Central Bank approval is allowed for all of the following: real estate investments abroad, loans granted to non-Argentine residents, Argentine residents’ contributions of direct investments abroad, portfolio investment of Argentine individuals abroad, certain other investments abroad of Argentine residents, portfolio investments of Argentine legal entities abroad, purchase of foreign currency bills to be held in Argentina, as well as purchase of traveler checks. The total amount of foreign currency purchased for all the above mentioned items cannot exceed $5.0 million per month in the aggregate.

Brazilian currency status

During 2015, the   Brazilian Reais exchange rate against the U.S. dollar increased in approximately 44%, from 2.7 Brazilian Reais per U.S. dollar as of December 31, 2014 to 3.9 Brazilian Reais per U.S. dollar as of December 31, 2015.  Due to the fluctuations of the Brazilian foreign currency against the U.S. dollar, we recognized a foreign exchange gain of   $14.6 million during the year 2015. In addition, the reported Other Comprehensive Loss of our Brazilian segment   increased by $9.0 million during the last year. As of June 30, 2016 the Brazilian Reais exchange rate against the U.S. dollar was 3.2.

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

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $9,195 and $4,853 thousands for the six and three-month periods ended June 30, 2016, respectively. Furthermore, the Company recorded a labor cost benefit of $2,006 and $1,049 thousands for the six and three-month periods ended June 30, 2016, respectively. Additionally, $785 and $413 thousands were accrued to pay software development law audit fees during the six and three-month periods ended June 30, 2016, respectively. During the first half of 2015, the company did not record any income tax, labor cost benefits or software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.25 and $0.13 for the six and three-month periods ended June  30, 2016, respectively.

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

 The quantitative effect of the change on the December 31, 2015 balance sheet presented was a decrease on current deferred tax assets and current deferred tax liabilities of 12,290 thousands and 2,551 thousands, respectively. Those balances were reclassified to non-current deferred tax assets and non-current deferred tax liabilities as appropriate. Consequently, all deferred taxes were presented as Non-current in balance sheet.

As of June 30, 2016 and December 31, 2015, the Company included under non-current deferred tax assets caption the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $12,040 thousands and $10,102 thousands, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of June  30, 2016 and the year ended December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (246,689)	$ (238,607)
Unrealized losses on investments	(602)	(1,023)
Estimated tax gain on unrealized losses on investments	208	351
	$ (247,083)	$ (239,279)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the six-month period ended June  30, 2016:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2015	$ (1,023)	$ (238,607)	$ 351	$ (239,279)
Other comprehensive loss before reclassifications adjustments for gains (losses) on available for sale investments	(602)	(8,082)	208	(8,476)
Amount of (loss) gain reclassified from accumulated other comprehensive loss	1,023	—	(351)	672
Net current period other comprehensive income (loss)	421	(8,082)	(143)	(7,804)
Ending balance	$ (602)	$ (246,689)	$ 208	$ (247,083)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (1,023)	Interest expense and other financial losses
Estimated tax gain on unrealized losses on investments	351	Income / asset tax gain
Total reclassifications for the year	$ (672)	Total, net of income taxes

Inventory

Inventory, consisting of points of sale (“POS”) devices available for sale, are accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value.

Impairment of long-lived assets

The Company reviews its long-lived assets (including non-current other assets) for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As explained in section “Foreign Currency Translation” of the present Note to these interim condensed consolidated financial statements, the Company has subsequently accessed to more unfavorable exchange markets in Venezuela as from March 2015.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Furthermore, from March 31, 2016 through June 30, 2016, the SIMADI exchange rate increased from 273 BsF per U.S. dollar to 628 BsF per U.S. dollar, a 130% increase in the exchange rate.

Considering these changes in facts and circumstances and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company concluded that certain real estate investments held in Caracas, Venezuela, should be impaired. The fair value of long-lived assets was estimated through market approach using level 3 inputs in the fair value hierarchy. These level 3 inputs included, but are not limited to, executed purchase agreements in similar assets and third party valuations. As a consequence, the Company estimated the fair value of the impaired long-lived assets, and recorded impairment losses of $13.7 million and $16.2 million on June 30, 2016 and March 31, 2015, respectively.

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

Recently issued accounting pronouncements

On March 8, 2016 the FASB issued the ASU 2016-04. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. The new standard is effective for fiscal years beginning after December 15, 2017.  The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

On March 14, 2016 the FASB issued the ASU 2016-06. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

On March 17, 2016 the FASB issued the ASU 2016-08. This update releases Accounting Standards Update No. 2016-08--Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this Update will clarify the implementation guidance on principal versus agent considerations. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

On March 30, 2016 the FASB issued the ASU 2016-09. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this Update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This Accounting Standards Update is the final version of Proposed Accounting Standards Update—Compensation—Stock Compensation (Topic 718): Improvements to Employee

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Share-Based Payment Accounting, which has been deleted. The new standard is effective for fiscal years beginning after December 15, 2016. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the company´s financial statements.

On April 14, 2016 the FASB issued the ASU 2016-10.This update releases Accounting Standards Update No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The new standard is effective for fiscal years beginning after December 15, 2016. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company´s financial statements.

On May 3, 2016 the FASB issued the ASU 2016-11 on Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815). The amendments in this Update eliminate some guidance related to revenue recognition and derivatives. The new standard is effective for fiscal years beginning after December 15, 2016. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company´s financial statements.

On May 9, 2016 the FASB issued the ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients”. The amendments in this update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standard is effective for fiscal years beginning after December 15, 2016. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company´s financial statements.

On June 16, 2016 the FASB issued the ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of credit losses on financial instruments”. This update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this update eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect it’s current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this topic will require that credit losses be presented as an allowance rather than as a write-down. The new standard is effective for fiscal years beginning after December 15, 2019. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company´s financial statements.

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

Net income per share of common stock is as follows for the six and three-month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,				Three Months Ended June 30,
	2016		2015		2016		2015
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share	$ 1.04	$ 1.04	$ 0.48	$ 0.48	$ 0.36	$ 0.36	$0.44	$0.44

Numerator:
Net income	$ 46,105	$ 46,105	$ 21,184	$ 21,184	$ 15,858	$ 15,858	$19,463	$19,463

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,157,151		44,155,035		44,157,341		44,155,271
Adjusted weighted average of common stock outstanding for Diluted earnings per share		44,157,151		44,155,035		44,157,341		44,155,271

For the six and three-month periods ended June 30, 2016 and 2015 there was no impact on the calculation of diluted earnings per share as a consequence of the consideration of the Convertible Notes and the Long term retention plan referred to above calculated using the “if converted” method and the “treasury stock method” respectively (Please refer to note 9 of these interim condensed consolidated financial statements).

The denominator for diluted net income per share for the six and three-month periods ended June 30, 2016 and 2015 does not include any effect from the capped call issued in connection with the notes because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The aggregate purchase price for the acquisition of the 100% of the acquired business was $3,056 thousands, measured at its fair value, amount that included: (i) the total cash payment of $1,713 thousands at closing day; (ii) an escrow of $128 thousands and iii) a contingent additional cash consideration up to $1,215 thousands.

The Company’s unaudited interim condensed consolidated statement of income includes the results of operations of the acquired business as from February 12, 2016. The net revenues and net income before intercompany eliminations of the acquired Company included in the Company’s interim condensed consolidated statement of income since the acquisition amounted to $1,045 thousands and $63 thousands, respectively.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

As of June 30, 2016, the fair value of the contingent consideration recorded is $1,215 thousands. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

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

Arising goodwill has been allocated proportionally to each of the segments identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segments. Goodwill arising from this acquisition is not deductible for tax purposes.

Acquisition of a software development company in Brazil

On June 1, 2016, through its subsidiary Ebazar.com.br Ltda., the Company acquired 100% of the issued and outstanding shares of capital stock of Axado Informação e Tecnologia S.A. (“Axado”), a company that develops logistic software for the e-commerce industry in Brazil.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $5,536 thousands, measured at its fair value, amount that included: (i) the total cash payment of $4,706 thousands at closing day; and (ii) an escrow of $830 thousands. Additionally, payments of $830 thousands will be transferred to the sellers by the end of the first and second year after the acquisition, aiming to continue the employment relationship as key employees. This additional payment will be expensed over the period up to fulfillment of the conditions required by the selling and purchase agreement.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from June 1, 2016. The net revenues and net loss of the acquiree included in the Company’s statement of income since the acquisition amounted to $69 thousands and $71 thousands, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the preliminary purchase price allocation for the acquisition:

Axado Informacao e Tecnologia Ltda In thousands of U.S. dollars
Cash and cash equivalents	$90
Other net tangible assets	77
Total net tangible assets acquired	167
Customer lists	676
Trademark	251
Software	282
Non-solicitation and Non-compete agreements	118
Goodwill	4,042
Purchase Price	$5,536

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these unaudited interim condensed consolidated financial statements.  The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademark, customer lists, software and non-compete and non-solicitation agreements for a total amount of $1,327 thousands. Management of the Company estimates that customer lists and non-compete agreements will be amortized over a five -year period, while trademark and software will be amortized over a three-year period.

The Company recognized goodwill for this acquisition based on management’s expectation that the acquired business will improve the Company’s business.

Arising goodwill was allocated to the Brazilian segment identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segment. Goodwill arising from this acquisition is deductible for tax purposes.

Supplemental pro forma financial information required by U.S. GAAP for each acquisition, both individually and in the aggregate, was not material to the interim condensed consolidated financial statements of income of the Company and, accordingly, such information has not been presented.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Goodwill	$ 96,150	$ 86,545
Intangible assets with indefinite lives
- Trademarks	13,278	13,074
Amortizable intangible assets
- Licenses and others	7,430	8,691
- Non-compete/solicitation agreement	1,851	1,615
- Customer lists	14,866	12,971
- Trademarks	1,011	—
Total intangible assets	$ 38,436	$ 36,351
Accumulated amortization	(9,310)	(7,360)
Total intangible assets, net	$ 29,126	$ 28,991

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2016 and the year ended December 31, 2015 are as follows:

	Period ended June 30, 2016
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545
- Business acquisition	5,635	700	—	190	260	57	32	6,874
- Effect of exchange rates changes	3,973	(985)	1,153	(1,677)	—	255	12	2,731
Balance, end of the period	$ 28,134	$ 7,145	$ 17,591	$ 32,347	$ 5,989	$ 3,749	$ 1,195	$ 96,150

	Year ended December 31, 2015
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of year	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829
- Business acquisitions	14,066	—	—	22,978	—	—	—	37,044
- Effect of exchange rates changes	(6,097)	(4,429)	(2,663)	(4,863)	—	(1,084)	(192)	(19,328)
Balance, end of the year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $905 thousands and $853 thousands for the three-month periods ended June 30, 2016 and 2015, respectively, while for the six-month periods ended at such dates amounted to $1,719 thousands and $1,364 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of June 30, 2016:

For year ended 12/31/2016	$ 2,259
For year ended 12/31/2017	3,884
For year ended 12/31/2018	3,119
For year ended 12/31/2019	2,341
Thereafter	4,245
$ 15,848

5. Segment reporting

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed and resources are assigned, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown to reflect the evaluation of the Company’s performance defined by the management. The Company’s segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Honduras, Nicaragua, Salvador, Bolivia, Guatemala, Paraguay, Peru, Portugal, Uruguay and USA).

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Direct contribution consists of net revenues from external customers less direct costs and any impairment of long lived assets. Direct costs include costs of net revenues, product and technology development expenses,  sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, payroll, third party fees. All corporate related costs have been excluded from the Company’s direct contribution.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 180,424	$ 115,902	$ 22,568	$ 19,566	$ 18,814	$ 357,274
Direct costs	(111,761)	(66,192)	(18,651)	(9,228)	(13,339)	(219,171)
Impairment of Long-lived Assets	-	-	-	(13,717)	-	(13,717)
Direct contribution	68,663	49,710	3,917	(3,379)	5,475	124,386

Operating expenses and indirect costs of net revenues						(61,710)
Income from operations						62,676

Other income (expenses):
Interest income and other financial gains						15,300
Interest expense and other financial losses						(12,315)
Foreign currency losses						(240)
Net income before income / asset tax expense						$ 65,421

	Six Months Ended June 30, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 141,365	$ 104,262	$ 19,428	$ 19,669	$ 17,693	$ 302,417
Direct costs	(83,676)	(53,842)	(12,615)	(6,835)	(11,083)	(168,051)
Impairment of Long-lived Assets	-	-	-	(16,226)	-	(16,226)
Direct contribution	57,689	50,420	6,813	(3,392)	6,610	118,140

Operating expenses and indirect costs of net revenues						(57,916)
Income from operations						60,224

Other income (expenses):
Interest income and other financial gains						8,991
Interest expense and other financial losses						(10,151)
Foreign currency losses						(9,217)
Net income before income / asset tax expense						$ 49,847

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 102,889	$ 67,701	$ 11,452	$ 7,461	$ 10,141	$ 199,644
Direct costs	(61,462)	(38,446)	(9,200)	(4,094)	(7,138)	(120,340)
Impairment of Long-lived Assets	-	-	-	(13,717)	-	(13,717)
Direct contribution	41,427	29,255	2,252	(10,350)	3,003	65,587

Operating expenses and indirect costs of net revenues						(33,400)
Income from operations						32,187

Other income (expenses):
Interest income and other financial gains						8,049
Interest expense and other financial losses						(6,631)
Foreign currency losses						(5,387)
Net income before income / asset tax expense						$28,218

	Three Months Ended June 30, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$72,867	$56,830	$9,991	$5,714	$8,912	$154,314
Direct costs	(43,995)	(29,057)	(6,646)	(2,631)	(5,912)	(88,241)
Direct contribution	28,872	27,773	3,345	3,083	3,000	66,073

Operating expenses and indirect costs of net revenues						(31,436)
Income from operations						34,637

Other income (expenses):
Interest income and other financial gains						4,683
Interest expense and other financial losses						(5,201)
Foreign currency losses						(648)
Net income before income / asset tax expense						$33,471

The following table summarizes the allocation of property and equipment, net based on geography:

	June 30,	December 31,
	2016	2015
	(In thousands)
US property and equipment, net	$ 10,125	$ 12,756
Other countries
Argentina	22,861	22,379
Brazil	39,799	17,150
Mexico	2,697	2,475
Venezuela	21,084	21,556
Other countries	8,242	5,317
	$ 94,683	$ 68,877
Total property and equipment, net	$ 104,808	$ 81,633

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2016	2015
	(In thousands)
US intangible assets	$ 170	$ 235
Other countries goodwill and intangible assets
Argentina	8,310	8,763
Brazil	32,344	21,338
Mexico	43,476	46,186
Venezuela	7,421	7,217
Other countries	33,555	31,797
	$ 125,106	$ 115,301
Total goodwill and intangible assets	$ 125,276	$ 115,536

Consolidated net revenues by similar products and services for the six and three-month periods ended June 30, 2016 and 2015 were as follows:

	Six-months Ended June 30,		Three-months Ended June 30,

Consolidated Net Revenues	2016	2015	2016	2015
	(In thousands)		(In thousands)
Marketplace	$ 207,375	$ 187,943	$ 113,252	$ 93,181
Non-marketplace (*)	$ 149,899	$ 114,474	$ 86,392	$ 61,133
Total	$ 357,274	$ 302,417	$ 199,644	$ 154,314

(*)  Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping Fees and other ancillary services.

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	June 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)	2015	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 66,708	$ 66,708	$ —	$ —	$ 46,423	$ 46,423	$ —	$ —
Corporate Debt Securities	10,484	—	10,484	—	15,785	—	15,785	—
Investments:
Sovereign Debt Securities	$ 62,266	$ 59,799	$ 2,467	$ —	$ 69,302	$ 64,264	$ 5,038	$ —
Corporate Debt Securities	229,028	118,724	110,304	—	232,257	51,974	180,283	—
Certificates of deposit	19,037	—	19,037	—	11,516	—	11,516	—
Total Financial Assets	$ 387,523	$ 245,231	$ 142,292	$ —	$ 375,283	$ 162,661	$ 212,622	$ —
Liabilities:
Contingent considerations	$ 4,115	$ —	$ —	$ 4,115	$ 9,007	$ —	$ —	$ 9,007
Long-term retention plan	17,377	—	17,377	—	17,159	—	17,159	—
Total Financial Liabilities	$ 21,492	$ —	$ 17,377	$ 4,115	$ 26,166	$ —	$ 17,159	$ 9,007

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2016 and December 31,2015, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets) and; ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of June 30, 2016 and December 3

As of June 30, 2016 and December 31, 2015, the Company´s liabilities were valued at fair value using level 2 inputs, except for contingent considerations, which were valued using level 3 inputs (valuations based on unobservable inputs reflecting Company own assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. For the six-month period ended June 30, 2016 the Company recognized in earnings a loss of $230 thousands and a gain of $1,010 thousands within other comprehensive income, in relation with contingent considerations. In addition, during the six-month period ended June 30, 2016, the Company assumed additional contingent considerations for an amount of $1,215 thousands and settled contingent considerations for an amount of $7,347 thousands ($1,200 thousands are withheld in escrow).

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payable,  salaries and social security payable, taxes payable, provisions and other liabilities. The convertible senior notes, the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2016 and December 31, 2015:

	Balances as of	Significant other	Balances as of	Significant other
	June 30,	observable inputs	December 31,	observable inputs
	2016	(Level 2)	2015	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 98,917	98,917	$ 76,658	76,658
Accounts receivable	40,055	40,055	28,428	28,428
Credit Cards receivable	215,437	215,437	131,946	131,946
Other assets	43,318	43,318	53,532	53,532
Total Assets	$ 397,727	$ 397,727	$ 290,564	$ 290,564
Liabilities
Accounts payable and accrued expenses	$ 86,068	$ 86,068	$ 62,038	$ 62,038
Funds payable to customers	277,528	277,528	203,247	203,247
Salaries and social security payable	25,648	25,648	26,181	26,181
Tax payable	16,419	16,419	10,092	10,092
Dividends payable	6,624	6,624	4,548	4,548
Loans payable and other financial liabilities	297,473	297,473	296,307	296,307
Other liabilities	12,231	12,231	8,520	8,520
Total Liabilities	$ 721,991	$ 721,991	$ 610,933	$ 610,933

 As of June 30, 2016 and December 31, 2015, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2016 and December 31, 2015, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

June 30, 2016
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 66,708	$ —	$ —	$ 66,708
Corporate Debt Securities	10,497	—	(13)	10,484
Total Cash and cash equivalents	$ 77,205	$ —	$ (13)	$ 77,192

Short-term investments
Sovereign Debt Securities	$ 9,857	$ 10	$ —	$ 9,867
Corporate Debt Securities	123,638	79	(122)	123,595
Certificates of deposit	19,030	8	(1)	19,037
Total Short-term investments	$ 152,525	$ 97	$ (123)	$ 152,499

Long-term investments
Sovereign Debt Securities	$ 52,056	$ 343	$ —	$ 52,399
Corporate Debt Securities	104,456	986	(9)	105,433
Certificates of deposit	—	—	—	—
Total Long-term investments	$ 156,512	$ 1,329	$ (9)	$ 157,832

Total	$ 386,242	$ 1,426	$ (145)	$ 387,523

	December 31, 2015
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 46,423	$ —	$ —	$ 46,423
Corporate Debt Securities	15,796	—	(11)	15,785
Total Cash and cash equivalents	$ 62,219	$ —	$ (11)	$ 62,208

Short-term investments
Sovereign Debt Securities	$ 13,981	$ —	$ (19)	$ 13,962
Corporate Debt Securities	103,130	4	(157)	102,977
Certificates of deposit	8,516	1	(2)	8,515
Total Short-term investments	$ 125,627	$ 5	$ (178)	$ 125,454

Long-term investments
Sovereign Debt Securities	$ 55,536	$ 53	$ (249)	$ 55,340
Corporate Debt Securities	129,921	18	(659)	129,280
Certificates of deposit	3,003	—	(2)	3,001
Total Long-term investments	$ 188,460	$ 71	$ (910)	$ 187,621

Total	$ 376,306	$ 76	$ (1,099)	$ 375,283

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

impairments based on the evaluation of available evidence including the credit rating of the investments, as of June 30, 2016 and December 31, 2015.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of June 30, 2016, the estimated fair values (in thousands of U.S. dollars) of cash equivalents, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	229,691
One year to two years	80,405
Two years to three years	52,999
Three years to four years	9,923
Four years to five years	14,357
More than five years	148
Total	$ 387,523

7. Commitments and Contingencies

Update of Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of June 30, 2016, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $5,430 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of June 30, 2016, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,501 thousands.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of June 30, 2016, there were 56 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 1,307 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2016, there were six claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 102 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2016, 677 legal actions were pending in the Brazilian ordinary courts. In addition, June 30, 2016, there were 2,566 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer.

In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago or when the Company invoiced them. Management believes that the Company has meritorious defenses to these claims and intends to continue defending them.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these consolidated financial statements, the total amount of the claim is approximately $4.1 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$9.5 million, which including accrued interests amounted to R$13.2 million or $4.1 million, according to the exchange rate at June 30, 2016, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On May 31, 2016, a lower court judge ruled in favor of the Company and the São Paulo Municipal Council presented a motion to clarify mentioned decision. As of the date of this report, the Company is still waiting for a decision.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014 the Company’s Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by Brazilian subsidiaries to the Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. The Company presented an appeal in September, 2015 and as of June 30, 2016, the Company is waiting for the second instance decision. As a result, the Company started making deposits in court for the controversial amounts. As of June 30, 2016, the Company recorded in the balance sheet deposits in court for R$12.5 million or $3.9 million, according to the exchange rate at June 30, 2016 under the caption non-current other assets.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

8. Long term retention plan (“LTRP”)

On August 2, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2016 Long-Term Retention Plan (“2016 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2016 LTRP, which provides for the grant to an eligible employee of a cash-settled fixed  (a “2016 LTRP Fixed Award”) and a cash-settled variable award, (a “2016 LTRP Variable Award”, and together with any 2016 LTRP Fixed Award, the “2016 LTRP Awards”). Each eligible employee will be granted both a 2016 LTRP Fixed Award and a 2016 LTRP Variable Award, in addition to receiving their annual salary and bonus. In order to receive payment in respect of the 2016 LTRP Awards, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2016 LTRP Awards, payable as follows:

•

2016 LTRP Fixed Award: The eligible employee will receive a fixed payment equal to 16.66% of his or her 2016 Fixed Award once a year for a period of six years starting in March 2017 (the “Annual Fixed Payment”); and

•

2016 LTRP Variable Award: On each date the Company pays the Annual Fixed Payment to the eligible employee, he or she will also receive a 2016 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2016 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2015 Stock Price (as defined below). For purposes of the 2016 LTRP, the “2015 Stock Price” shall equal $111.02 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of 2015) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

The following table summarizes the 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 long term retention plan accrued compensation expense for the six and three-month periods ended June 30, 2016 and 2015, which are payable in cash according to the decision made by the Board of Directors on August 2, 2016:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
LTRP 2009	283	308	250	320
LTRP 2010	464	511	401	392
LTRP 2011	590	587	495	445
LTRP 2012	726	707	596	522
LTRP 2013	1,665	2,038	1,252	1,196
LTRP 2014	1,615	2,126	1,111	1,067
LTRP 2015	2,147	-	1,254	-
LTRP 2016	2,636	-	2,636	-

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

9. 2.25% Convertible Senior Notes Due 2019

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of June 30, 2016:

	June 30, 2016	December 31, 2015
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(29,718)	(34,214)
Unamortized transaction costs related to the debt component	(4,655)	(5,309)
Contractual coupon interest accrual	3,713	7,425
Contractual coupon interest payment	(3,713)	(7,425)
Net carrying amount	$295,627	$290,477

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of June 30, 2016, the remaining period over which the unamortized debt discount will be amortized is 3.0 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Six-month period ended June 30, 2016	Three-month period ended June 30, 2016

	(In thousands)	(In thousands)
Contractual coupon interest expense	$3,713	$1,857
Amortization of debt discount	4,496	2,248
Amortization of debt issuance costs	654	327
Total interest expense related to Notes	$8,863	$4,432

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

On May 4, 2016, the board of directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. The second quarterly dividend was paid on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016.

On August 2, 2016, the board of directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. This quarterly dividend is payable on October 14, 2016 to stockholders of record as of the close of business on September 30, 2016.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control-as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26 , 2016, as updated by those described in “Item 1A — Risk Factors” in Part II of our Form 10-Q for the quarter ended March 31, 2016, and this report and in other reports we file from time to time with the SEC.

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

The discussion and analysis of our financial condition and results of operations presents the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2016 and 2015;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
•	a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) hosts the largest online commerce platform in Latin America, which is focused on enabling e-commerce and its related services. Our platforms are designed to provide our users with a complete portfolio of services facilitating e-commerce transactions. Additionally, we are market leaders in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on unique visitors and page views. We also operate online commerce platforms in the Dominican Republic, Honduras, Nicaragua, Salvador, Panama, Bolivia, Guatemala, Paraguay and Portugal.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send, receive and finance payments online. MercadoPago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela and Chile;  and added Peru to its list of countries where the service is offered since June 2016.

Through MercadoLibre Classifieds service, our online classified listings service, our users can offer for sale and generate leads on listings of motor vehicles, real estate and services in all counties where we operate.

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

To further enhance our suite of e-commerce services, we launched the MercadoEnvios shipping solution in Brazil, Argentina, Mexico, Colombia and Chile. Through MercadoEnvios, we offer a cost-efficient integration with existing logistic and shipping carriers to sellers on our platform. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

In addition, MercadoLibre began developing and selling software enterprise solutions to e-commerce business clients in Brazil during the second quarter of 2015.

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Venezuela, Mexico and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Bolivia, Honduras, Nicaragua, Salvador, Guatemala, Paraguay, Uruguay and the United States of America (real estate classifieds in the State of Florida only)). Although we discuss long-term trends in our business, it is our policy to not provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock of permit competitors with short term tactics to grow stronger than us.

The following table sets forth the percentage of our consolidated net revenues by segment for the six and three-month periods ended June 30, 2016 and 2015:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2016	2015	2016	2015
Brazil	50.5%	46.7%	51.5%	47.2%
Argentina	32.4	34.5	33.9	36.8
Mexico	6.3	6.4	5.7	6.5
Venezuela	5.5	6.5	3.7	3.7
Other Countries	5.3	5.9	5.1	5.8

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2016 and 2015:

	Six-months Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,		to 2016 (*)		June 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 180.4	$ 141.4	$ 39.1	27.6%	$ 102.9	$ 72.9	$ 30.0	41.2%
Argentina	115.9	104.3	11.6	11.2	67.7	56.8	10.9	19.1
Mexico	22.6	19.4	3.1	16.2	11.5	10.0	1.5	14.6
Venezuela	19.6	19.7	(0.1)	(0.5)	7.5	5.7	1.7	30.6
Other Countries	18.8	17.7	1.1	6.3	10.1	8.9	1.2	13.8
Total Net Revenues	$ 357.3	$ 302.4	$ 54.9	18.1%	$ 199.6	$ 154.3	$ 45.3	29.4%

(*)    Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

Business acquisition

On June 1, 2016, through our subsidiary Ebazar.com.br Ltda., we acquired 100% of the issued and outstanding shares of capital stock of Axado Informação e Tecnologia S.A., a company that develops logistic software for the e-commerce industry in Brazil for a purchase price of $5.5 million. We believe this acquisition will allow us to enhance our software development capabilities on Transportation Management System and will contribute to our shipping business performance. For more detailed information see Note 4 to our interim condensed consolidated financial statements.

Commercial properties acquisition agreements in Caracas

During April 2016, our Venezuelan subsidiary acquired two commercial properties in process of construction for a total of 135.81 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$1,359 million, or $3.7 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes. According to the purchase agreements, the commercial properties will be delivered in September 2017.

Venezuela Foreign Currency Status

On March 9, 2016, the Central Bank of Venezuela (“BCV”) issued the Exchange Agreement No.35, which is effective as from March 10, 2016. The agreement established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in Exchange Agreement No.35 will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”).

Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (SIMADI) will continue to operate until replaced by others. As of the date of issuance of these interim condensed consolidated financial statements, the SIMADI has not been replaced and for that reason, we continued using SIMADI. From March 31, 2016 through June 30, 2016, the SIMADI exchange rate increased from 273 BsF per U.S. dollar to 628 BsF per U.S. dollar, a 130% increase in the exchange rate. As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $4.9 million during the second quarter of 2016.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela would not be fully recoverable. As a result, on June 30, 2016, the Company recorded an impairment of offices and commercial property under construction included within non-current other assets of $13.7 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of approximately $12.5 million as of June 30, 2016, by using the market approach and considering prices for similar assets.

2016 Long.term retention plan (2016 LTRP)

On August 2, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2016 LTRP, which provides for the grant to eligible employees of a cash-settled fixed award (the 2016 LTRP Fixed Award) and a cash-settled variable award (the 2016 LTRP Variable Award). Each eligible employee will be granted both a 2016 LTRP Fixed Award and a 2016 LTRP Variable Award, in addition to receiving their annual salary and bonus. In order to receive awards under the 2016 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2016 LTRP Awards, payable as follows:

•

Fixed award: The eligible employee will receive a fixed payment equal to 16.66% of his or her 2016 LTRP fixed award once a year for a period of six years starting in March 2017 (the “Annual Fixed Payment”); and

•

Variable award: On each date the Company pays the Annual Fixed Payment to the eligible employee, he or she will also receive the 2016 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2016 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2015 Stock Price (as defined below). For purposes of the 2016 LTRP, the “2015 Stock Price” shall equal $111.02 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60 -trading days of 2015) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

The 2016 LTRP is filed as Exhibit 10.08 to this Quarterly Report on Form 10-Q, the contents of which are incorporated by reference herein, and the description of the 2016 LTRP above is qualified in its entirety by reference to such exhibit.

Description of Line Items

Net revenues

We recognize revenues in each of our five geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, real estate listings, motor vehicles listings, financing fees, off-platform payment fees, shipping fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the six and three-month periods ended June 30, 2016 and 2015:

	Six-month Periods Ended		Three-month Periods Ended
	June 30, (*)		June 30, (*)
Consolidated net revenues by revenue stream	2016	2015	2016	2015
	(in millions)		(in millions)
Marketplace	$207.4	$187.9	113.3	$93.2
Non-Marketplace (**)	149.9	114.5	86.4	61.1
Total	$357.3	$302.4	199.6	$154.3

(*) The table above may not total due to rounding.

(**) Includes, among other things, ad sales, real estate listings, motor vehicles listings, financing fees, off-platform payment fees, shipping fees and other ancillary services.

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

Revenues for Non-Marketplace services are generated from:

•	financing fees;
•	off-platform payment fees;
•	motor vehicles listings up-front fees;
•	ad sales up-front fees;
•	real estate listings up-front fees;
•	shipping fees; and
•	fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with Non-Marketplace-platform transactions; and
•	commissions from additional fees we charge when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our Marketplace platform.

Although we also process payments on the Marketplace, we do not charge sellers an added commission for this service, as it is already included in the Marketplace final value fee we charge.

Through our classifieds offerings in motor vehicles, real estate and services, we generate revenues from up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six-month periods ended June 30, 2016 and 2015, no single customer accounted for more than 5.0% of our net revenues.

Our MercadoLibre Marketplace is available in 19 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay, Venezuela, Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and MercadoPago is available in seven countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Venezuela). Additionally, MercadoEnvios is available in Argentina, Brazil, Mexico, Colombia and Chile. The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. See “Critical Accounting Policies and Estimates — Foreign Currency Translation” for more information.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.8% of net revenues for the three-month period ended June 30, 2016, as compared to 7.7%, for the same period in 2015,  mainly due to an increase in shipping and finance cost which are accounted for net of its costs in net revenues. These taxes are applicable mainly in our Brazilian and Argentine subsidiaries.

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

Sales and marketing expenses

Our sales and marketing expenses consist primarily of marketing costs for our platforms through online and offline advertising, bad debt charges, chargebacks related to our MercadoPago operations, changes related to our buyer protection programs, compensation of employees involved in these activities, public relations costs, marketing activities for our users and depreciation and amortization costs.

We carry out the majority of our marketing efforts on the Internet. In that regard, we enter into agreements with portals, search engines, social networks, ad networks and other websites in order to attract Internet users to the Marketplace and convert them into confirmed registered users and active traders on our platform.

We also work intensively on attracting, developing and growing our seller community through our customer support efforts for sellers. We have dedicated professionals in most of our operations that work with sellers through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.

General and administrative expenses

Our general and administrative expenses consist primarily of compensation for management and administrative staff, compensation for our outside directors, long-term retention plan compensation, expenses for legal, accounting, audit and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, administration, accounting, legal and human resources.

Impairment of long-lived assets

We review long-lived assets (including non-current other assets) for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As explained in section “Foreign Currency Translation – Venezuelan Currency Status” below, the exchange markets in Venezuela have been unfavorable to us since December 2013.

Considering these changes in facts and circumstances and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, we concluded that certain real estate investments held in Caracas, Venezuela, should be impaired. As a consequence, we estimated the fair value of the impaired long-lived assets, and recorded impairment losses of $13.7 million and $16.2 million on June 30, 2016 and March 31, 2015, respectively, by using the market approach and considering prices for similar assets.

Other income (expenses), net

Other income (expenses) consists primarily of interest income derived from our investments and cash equivalents, interest expense related to financial liabilities and foreign currency gains or losses.

Income and asset tax

We are subject to federal and state taxes in the United States, as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes and asset taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change in our deferred tax assets and liabilities during each period.

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

Foreign Currency Translation

All of our foreign operations (other than Venezuela since January 1, 2010, as described below) use the local currency as their functional currency. Accordingly, these operating foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period/year-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gains/ losses”.

Venezuelan Currency Status

Pursuant to U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of June 30, 2016, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the SIMADI (defined below) closing exchange rate of 628 BsF per U.S. dollar.

On February 10, 2015, the Venezuelan government issued a decree that unified the two previous foreign exchange systems “SICAD 1 and SICAD 2” into a new single system (SICAD), with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to the our business. In the same decree the Venezuelan government created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the BCV on a daily basis.

In light of the disappearance of SICAD 2, and we inability to gain access to U.S. dollars under SICAD, we started requesting and was granted U.S. dollars through SIMADI. As a result, we from that moment expected to settle its transactions through SIMADI going forward and concluded that the SIMADI exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million during the first quarter of 2015.

Considering this change and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, we recorded an impairment of long-lived assets of $ 16.2 million on March 31, 2015. The carrying amount was adjusted to its estimated fair value as of March 31, 2015, by using the market approach, and considering prices for similar assets.

On March 9, 2016 the Central Bank of Venezuela (“BCV”) issued the Exchange Agreement No.35, which is effective since March 10, 2016. The agreement established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in Exchange Agreement No.35 will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”).

Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (SIMADI) will continue to operate until replaced by others. As of the date of issuance of these interim condensed consolidated financial statements, the SIMADI has not been replaced and for that reason, we continued using SIMADI. From March 31, 2016 through June 30, 2016, the SIMADI exchange rate increased from 273 BsF per U.S. dollar to 628 BsF per U.S. dollar, a 130% increase in the exchange rate. As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $4.9 million during the second quarter of 2016.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed our long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela would not be fully recoverable. As a result, on June 30, 2016, we recorded an impairment of offices and commercial property under construction included within non-current other assets of $13.7 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of approximately $12.5 million as of June 30, 2016, by using the market approach and considering prices for similar assets.

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

The following table sets forth the assets, liabilities and net assets of the our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $34.3 million and $24.6 million, as of June 30, 2016 and December 31, 2015 and net revenues for the six-month periods ended June 30, 2016 and 2015:

	Six-month Periods Ended June 30,
	2016	2015
Venezuelan operations	(In millions)
Net Revenues	$ 19.6	$ 19.7

	June 30,	December 31,
	2016	2015
	(In millions)
Assets	54.5	65.4
Liabilities	(39.8)	(36.3)
Net Assets	$ 14.7	$ 29.1

As of June 30, 2016, the net assets (before intercompany eliminations) of our Venezuelan subsidiaries amounted to approximately 4.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.0% of our consolidated cash and investments.

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

Despite the current difficult macroeconomic environment in Venezuela, we continue managing, through our Venezuelan subsidiaries, our investment in Venezuela. Despite the current operating, political and economic conditions and certain other factors in Venezuela, we currently plan to continue supporting our business in Venezuela in the long run.

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

Convertible Senior Notes

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes .

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

In connection with the issuance of the Notes, we paid $19.7 million to enter into capped call transactions with respect to shares of our common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per share of common stock, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of $155.78 per share of common stock .

The $19.7 million cost of the capped call transactions, which net of deferred income tax effect amounts to $12.8 million, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the three-month period ended March 31, 2016 compared to the three-month period ended March 3 1 , 201 5  —   Debt”.

Results of operations for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015 and the three-month period ended June 30, 2016 as compared to the three-month period ended June 30, 2015

The selected financial data for the six and three-month periods ended June 30, 2016 and 2015 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or for any other period.

Statement of income data

	Six-months Periods Ended June 30,		Three-month Periods Ended June 30,
(In millions)	2016 (*)	2015 (*)	2016 (*)	2015 (*)
	(Unaudited)		(Unaudited)
Net revenues	$357.3	$302.4	$199.6	$154.3
Cost of net revenues	(128.8)	(95.0)	(73.3)	(50.3)
Gross profit	228.5	207.4	126.3	104.0

Operating expenses:

Product and technology development	(46.2)	(36.9)	(24.2)	(19.6)
Sales and marketing	(68.0)	(55.3)	(35.3)	(29.1)
General and administrative	(37.9)	(38.8)	(20.8)	(20.6)
Impairment of Long-Lived Assets	(13.7)	(16.2)	(13.7)	-
Total operating expenses	(165.8)	(147.2)	(94.1)	(69.4)
Income from operations	62.7	60.2	32.2	34.6

Other income (expenses):
Interest income and other financial gains	15.3	9.0	8.0	4.6
Interest expense and other financial charges	(12.3)	(10.2)	(6.6)	(5.2)
Foreign currency gain loss	(0.2)	(9.2)	(5.4)	(0.6)

Net income before income / asset tax expense	65.4	49.9	28.2	33.5

Income / asset tax expense	(19.3)	(28.7)	(12.4)	(14.0)
	$46.1	$21.2	$15.9	$19.5

(*) The table above may not total due to rounding.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace streams, driven by the strong growth of our key operational metrics. Our net revenues grew 18.1% in the six-month period ended June 30, 2016 as compared to the same period in 2015. Our successful items sold and total payment volume increased 42.2% and 42.3%, respectively, in the six-month period ended June 30, 2016 as compared to the same period in 2015. Additionally, our number of confirmed registered users was a 19.9% higher as of June 30, 2016 as compared to the number of confirmed registered users as of June 30, 2015. Furthermore, our GMV increased 14.6% in the six-month period ended June 30, 2016 as compared to the same period in 2015.

Our net revenues grew 29.4% in the three-month period ended June 30, 2016 as compared to the same period in 2015. Our successful items sold and total payment volume increased 44.7% and 50.6%, respectively, in the three-month period ended June 30, 2016 as compared to the same period in 2015. Additionally, our number of confirmed registered users was a 19.9% higher as of June 30, 2016 as compared to the number of confirmed registered users as of June 30, 2015. Furthermore, our GMV increased 21.2% in the three-month period ended June 30, 2016 as compared to the same period in 2015.

We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, current weak global macro-economic environment, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effects of Venezuelan translations of local currencies into U.S. dollar, Venezuelan Government limits to prices and high interest rates in those countries, could cause a decline year-to-year of our net revenues, particularly as measured in U.S. dollars.

Gross profit margins

During the past year, our business has experienced decreasing gross profit margins, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins were 64.0% and 68.6% for the six-month periods ended June 30, 2016 and 2015, respectively. For the three-month periods ended June 30, 2016 and 2015, our gross profit margins were 63.3% and 67.4%, respectively. The decrease in our gross profit margins resulted primarily from:

(i) Higher penetration of our payments and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the six and three-month period ended June 30, 2016, total payment volume (“TPV”) represented 84.3% and 90.6% of our total gross merchandise volume (“GMV”) (excluding motor vehicles, vessels, aircraft and real estate), respectively; as compared to 67.9% and 72.9% for the six and three-month period ended June 30, 2015, respectively. Additionally, for the six and three-month period ended June 30, 2016, our total number of items shipped through our shipping solution represented 45.8% and 46.6% of our total number of successful items sold, respectively; as compared to 31.3% and 33.0% for the six and three-month period ended June 30, 2015, respectively. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins. In addition, our financing and shipping revenues are disclosed net of third party provider’s costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins. For the six-month period ended June 30, 2016, collection fees and sales taxes increased $14.7 million and $8.1 million, respectively, as compared to the six-month period ended June 30, 2015. For the three-month period ended June 30, 2016, collection fees and sales taxes increased $10.0 million and $5.9 million, respectively, as compared to the same period in 2015.

(ii) Increased customer support costs of $4.9 million and $2.8 million for the six and three-month period ended June 30, 2016 as compared with the same period in 2015; mainly as a consequence of salaries and wages. The number of employees related to customer support were 1,557 as of June 30, 2016 as compared with 1,162 as of June 30, 2015.

In the future, gross profit margins could decline if the penetration of our payment solution and shipping grows faster than our marketplace.

Operating income margins

For the six-month period ended June 30, 2016 as compared to the same period in 2015, our operating income margin decreased from 19.9% to 17.5%,  as a consequence of increases in costs of net revenues, as described in Gross profit margins section above, increases in product and technology development expenses (driven mainly salaries and wages and maintenance expenses) and in sales and marketing (driven mainly by portal deals and buyer protection program expenses). For the three-month period ended June 30, 2016 as compared to the same period in 2015, our operating income margin decreased from 22.4% to 16.1%, as a consequence of the impairment of long-lived assets recorded during the second quarter of 2016, increases in costs of net revenues, as described in Gross profit margins section above, increases in product and technology development expenses (driven mainly salaries and wages and maintenance expenses) and in sales and marketing (driven mainly by portal deals and buyer protection program expenses).

We anticipate that as we continue to invest in product development, sales, marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point we could continue experiencing decreases in operating income margins.

Other Data

	Six-months Periods Ended June 30,		Three-month Periods Ended June 30,
(in millions)	2016 (*)	2015 (*)	2016 (*)	2015 (*)

Number of confirmed registered users at end of period (1)	158.6	132.3	158.6	132.3
Number of confirmed new registered users during period (2)	14.0	11.3	7.1	5.6
Gross merchandise volume (3)	$3,785.7	$3,302.6	$2,004.7	$1,653.5
Number of successful items sold (4)	82.0	57.7	43.7	30.2
Number of items shipped (5)	37.6	18.0	20.3	10.0
Total payment volume (6)	$3,192.9	$2,243.4	$1,816.9	$1,206.0
Total payment transactions (7)	59.5	33.0	31.9	18.1
Capital expenditures	$44.9	$70.2	$27.6	$61.9
Depreciation and amortization	$13.2	$11.0	$6.9	$5.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago.
(7)	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Six-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,		to 2016 (*)		June 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$ 357.3	$ 302.4	$ 54.9	18.1%	$ 199.6	$ 154.3	$ 45.3	29.4%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Six-month Periods Ended			Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,			to 2016 (**)		June 30,		to 2016 (**)
Consolidated Net Revenues by revenue stream	2016	2015	2010	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)					(in millions, except percentages)
Brazil
Marketplace	$ 97.9	$ 81.2		$ 16.7	20.5%	$ 54.2	$ 40.5	$ 13.7	33.9%
Non-Marketplace	82.5	60.1		22.4	37.2%	48.7	32.4	16.3	50.3%
	180.4	141.4		39.1	27.6%	102.9	72.9	30.0	41.2%
Argentina
Marketplace	$ 71.6	$ 67.7		$ 3.9	5.8%	$ 41.7	$ 37.4	$ 4.4	11.7%
Non-Marketplace	44.3	36.6		7.7	21.2%	26.0	19.5	6.5	33.3%
	115.9	104.3		11.6	11.2%	67.7	56.8	10.9	19.1%
Mexico
Marketplace	$ 12.4	$ 12.3		$ 0.1	0.7%	$ 6.6	$ 6.0	$ 0.6	10.1%
Non-Marketplace	10.2	7.1		3.1	43.0%	4.9	4.0	0.9	21.2%
	22.6	19.4		3.1	16.2%	11.5	10.0	1.5	14.6%
Venezuela
Marketplace	$ 17.9	$ 17.9		$ 0.0	0.0%	$ 6.7	$ 5.1	$ 1.7	32.8%
Non-Marketplace	1.7	1.8		(0.1)	-5.9%	0.7	0.6	0.1	12.6%
	19.6	19.7		(0.1)	-0.5%	7.5	5.7	1.7	30.6%
Other countries
Marketplace	$ 7.6	$ 8.8		$ (1.2)	-14.1%	$ 4.0	$ 4.3	$ (0.3)	-7.1%
Non-Marketplace	11.2	8.9		2.4	26.5%	6.1	4.6	1.5	33.4%
	18.8	17.7		1.1	6.3%	10.1	8.9	1.2	13.8%

Marketplace	207.4	187.9		19.4	10.3%	113.3	93.2	20.1	21.5%
Non-Marketplace (*)	149.9	114.5		35.4	30.9%	86.4	61.1	25.3	41.3%
Total	$ 357.3	$ 302.4		$ 54.9	18.1%	$ 199.6	$ 154.3	$ 45.3	29.4%

(*) Includes, among other things, ad sales, real estate listings, motor vehicles listings, financing fees, off-platform payment fees, shipping fees and other ancillary services.

(**) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the six and three-month periods ended June 30, 2016 and 2015, increased in our three main geographic segments.

Brazil

Marketplace revenue in Brazil increased 20.5% in the first half of 2016 as compared to the same period in 2015.  The increase was primarily a consequence of a 62.1% increase in local currency volume, partially offset by a 7.1% decrease in our take rate (which we define as net revenues as a percentage of gross merchandise volume) and a 20.0%  devaluation of local currency. The Non-Marketplace business grew 37.2%, a $22.4 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users and in ad sales.

Marketplace revenue in Brazil increased 33.9% in the second quarter of 2016 as compared to the same period in 2015.  The increase was primarily a consequence of a 63.8% increase in local currency volume, partially offset by a 6.6% decrease in our take rate (which we define as net revenues as a percentage of gross merchandise volume) and a 12.5%  devaluation of local currency. The Non-Marketplace business grew 50.3%, a $16.3 million increase, during the same period, mainly driven by increases in the volume of financing and shipping transactions and in ad sales.

Argentina

Marketplace revenues of our Argentine segment increased 5.8% in the first half of 2016 as  compared to the same period in 2015.  The increase was primarily a consequence of a 71.9% increase in local currency volume and an increase of 0.7% in our take rate (which we define as net revenues as a percentage of gross merchandise volume), partially offset by a 38.9%  devaluation of local currency. The Non-Marketplace business grew 21.2%, a $7.7 million increase, during the same period, mainly driven by increases in the volume of payments of off-platform transactions offered to our users and the volume of shipped items.

Marketplace revenues of our Argentine segment increased 11.7% in the second quarter of 2016 as  compared to the same period in 2015.  The increase was primarily a consequence of a 68.2% increase in local currency volume and an increase of 5.6% in our take rate (which we define as net revenues as a percentage of gross merchandise volume), partially offset by a 37.1%  devaluation of local currency. The Non-Marketplace business grew 33.3%, a $6.5 million increase, during the same period, mainly driven by increases in the volume of payments of off-platform transactions offered to our users and the volume of shipped items.

Mexico

Marketplace revenues of our Mexican segment increased by approximately 0.7%  in the first half of 2016, as compared to the same period in 2015,  mainly due to a 13.1% increase in local currency volume, partially offset by a local currency devaluation of 16.3%. The Non-Marketplace business increased 43.0% or $3.1 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users and shipping transactions.

Marketplace revenues of our Mexican segment increased by approximately 10.1%  in the second quarter of 2016, as compared to the same period in 2015,  mainly due to a 15.2% increase in local currency volume, partially offset by a local currency devaluation of 15.3%. The Non-Marketplace business increased 21.2% or $0.9 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users and shipping transactions.

Venezuela

Marketplace revenues of our Venezuelan segment remained breakeven during the first half of 2016, as compared to the same period in 2015, mainly due to a 222.8% increase in local currency volume. This increase is partially offset by a 18.0% decrease in our take rate and a local currency devaluation of 62.2%.  The Non-Marketplace business decreased 5.9%, or $0.1 million during the same period, mainly by the devaluation mentioned above, which was partially offset by an increase in the volume of transactions.

Marketplace revenues of our Venezuelan segment increased by approximately 32.8% during the second quarter of 2016, when compared to the same period in 2015, mainly due to a 182.0% increase in local currency volume and an increase of 8.0% in our take rate (which we define as net revenues as a percentage of gross merchandise volume). This increase is partially offset by a local currency devaluation of 56.4%.  The Non-Marketplace business increased 12.6%, or $0.1 million during the same period, mainly by an increase in the volume of transactions.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2016
Net revenues	$ 157.6	$ 199.6	n/a	n/a
Percent change from prior quarter	-13%	27%
2015
Net revenues	$ 148.1	$ 154.3	$ 168.6	$ 180.7
Percent change from prior quarter	-8%	4%	9%	7%
2014
Net revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Percent change from prior quarter	-14%	14%	12%	9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the six and three-month period ended June 30, 2016 as compared to the same period in 2015:

	Changes from 2015 to 2016 (*)
(% of revenue growth in Local Currency)	Six-months	Three-months
Brazil	58.0%	61.4%
Argentina	81.1%	89.1%
Mexico	38.7%	35.3%
Venezuela	209.8%	184.6%
Other Countries	24.3%	29.7%
Total Consolidated	73.7%	72.5%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2015 and applying them to the corresponding months in 2016, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the six and three-month period ended June 30, 2016, which we do not control. The increase in average selling prices is a consequence of: (i) high inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our Marketplace.

In the case of Argentina, the increase in our net revenues is due to an increase in the Argentine successful items volume and higher average selling prices posted by sellers during the six and three-month period ended June 30, 2016, which we do not control. The increase in average selling prices is a consequence of high inflation rates in Argentina. Additionally, the increase in our net revenues is a consequence of an increase in shipped items volume and increases in our MercadoPago transactions.

In Brazil, the significant increase in local currency growth, as compared to U.S. dollar growth, is a consequence of an increase of our Brazilian Marketplace volume and our shipped items volume and increases in our MercadoPago transactions.

Cost of net revenues

	Six-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,		to 2016 (*)		June 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 128.8	$ 95.0	$ 33.8	35.5%	$ 73.3	$ 50.3	$ 23.0	45.7%
As a percentage of net revenues (*)	36.0%	31.4%			36.7%	32.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2016 as compared to the same period of 2015, the increase of $33.8 million in cost of net revenues was primarily attributable to: i) an increase in collection fees of  $14.8 million, or 30.0%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries; ii) an increase in sales taxes amounting to $8.1 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $4.9 million increase in customer support costs mainly as a consequence of salaries and wages, iv) $2.1 million in hosting costs; and v) a $2.4 million increase in mobile points of sale costs.

For the three-month period ended June 30, 2016 as compared to the same period of 2015, the increase of $23.0 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $10.1 million, or 37.7%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries; ii) an increase in sales taxes amounting to $5.9 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $2.8 million increase in customer support costs mainly as a consequence of salaries and wages; iv) $1.3 million in hosting costs; and v) a $1.5 million increase in mobile points of sale costs.

Product and technology development expenses

	Six-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,		to 2016 (*)		June 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 46.2	$ 36.9	$ 9.3	25.1%	$ 24.2	$ 19.6	$ 4.6	23.3%
As a percentage of net revenues (*)	12.9%	12.2%			12.1%	12.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six and three-month periods ended June 30, 2016, the increase in product and technology development expenses as compared to the same periods in 2015 amounted to $9.3 million and $4.6 million respectively. These increases were primarily attributable to: i) an increase of $3.2 million and $1.0 million in salaries and wages, respectively; ii) an  increase in maintenance expenses of $2.2 and $1.1 million, respectively; iii) an increase in depreciation and amortization expenses of $2.0 million and $1.0 million, respectively; and iv) an increase in other product and technology development expenses of $1.9 million and $1.4 million, respectively.

We believe development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Six-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,		to 2016 (*)		June 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 68.0	$ 55.3	$ 12.7	23.0%	$ 35.3	$ 29.1	$ 6.2	21.4%
As a percentage of net revenues (*)	19.0%	18.3%			17.7%	18.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six and three-month periods ended June 30, 2016, the $12.7 million and $6.2 million increase in sales and marketing expenses, respectively, when compared to the same periods in 2015 was primarily attributable to: i) an increase of $4.8 million and $2.7 million in on line portal deals expenses, respectively; ii) a $4.7 million and $2.3 million increase in our buyer protection program expense, respectively; iii) a $2.5 million and $0.9 million increase in salaries and wages, respectively; and iv) a $1.3 million and $0.8 million increase in other marketing expenses, respectively. These increases in sales and marketing expenses were partially offset by a decrease in bad debt charge of $0.7 million during the six and three-month periods ended June 30, 2016, due to a higher penetration of MercadoPago and improvements in recoveries process, which represented 1.8% and 1.4% of our net revenues for the six and three-month period ended June 30, 2016 as compared to a bad debt expense equal to 2.4% and 2.2% for the six and three-month period ended June 30, 2015.

General and administrative expenses

	Six-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,		to 2016 (*)		June 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 37.9	$ 38.7	$ (0.8)	-2.0%	$ 20.8	$ 20.6	$ 0.2	1.1%
As a percentage of net revenues (*)	10.6%	12.8%			10.4%	13.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2016, the $0.8 million decrease in general and administrative expenses when compared to the same period in 2015 was primarily attributable to: i) a $0.5 million decrease in audit and legal fees; and ii) a $0.5 million decrease in other general and administrative expenses.

For the three-month period ended June 30, 2016, the $0.2 million increase in general and administrative expenses when compared to the same period in 2015 was primarily attributable to: i) a $1.1 million increase in salaries and wages; and ii) a $0.3 million increase in other fees. This increase was partially offset by: i) a $0.6 million decrease in other general and administrative expenses; ii) a $0.3 million decrease in depreciation expense; and iii) a $0.3 million decrease in audit fees.

Impairment of Long-Lived assets

	Six-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,		to 2016 (*)		June 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ 13.7	$ 16.2	$ (2.5)	-15.5%	$ 13.7	$ —	$ 13.7	100.0%
As a percentage of net revenues (*)	3.8%	5.4%			6.9%	0.0%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We recorded an impairment of certain real estate investments owned by our Venezuelan subsidiaries of $16.2 million during the first quarter of 2015 and $13.7 million during the second quarter of 2016. For further information, see section “Foreign Currency Translation—Venezuelan currency status.”

Other income / (expense), net

	Six-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,		to 2016 (*)		June 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$ 2.7	$ (10.4)	$ 13.1	-126.5%	$ (4.0)	$ (1.2)	$ (2.8)	240.4%
As a percentage of net revenues	0.8%	-3.4%			-2.0%	-0.8%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2016, the $13.1 million increase in other income (expense), net when compared to the same period in 2015 was primarily attributable to: i) a $6.4 million increase in interest income arising from our financial investments in Brazil and Argentina; and ii) a decrease in foreign exchange loss of $9.0 million, from $9.2 million in 2015 to $0.2 million in 2016. The 2015 foreign exchange loss was a consequence of a $20.4 million foreign exchange loss in Venezuela as a result of start using the SIMADI exchange rate since March 31, 2015, partially offset by a foreign exchange gain in Brazil of $8.8 million and a $1.6 million foreign exchange gain in Argentina. The 2016 foreign exchange loss was a consequence of a $7.2 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela, partially offset by a $5.6 million gain arising from the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina and a $1.3 million gain arising from the Reais revaluation over our U.S. Dollar net liability position in Brazil. These increases were partially offset by  a  $2.2 million increase in interest expense due mainly to the mortgage loan entered into in the third quarter of 2015 for the acquisition of real estate in Venezuela, and other financial charges in Brazil.

For the three-month period ended June 30, 2016, the $2.8 million decrease in other income (expense), net when compared to the same period in 2015 was primarily attributable to: i) a $1.4 million increase in interest expense due mainly to the mortgage loan entered into in Venezuela in the third quarter of 2015, and other financial charges in Brazil.; and ii) an increase in foreign exchange loss of $4.7 million, from $0.6 million in 2015 to $5.4 million in 2016. The 2016 foreign exchange loss was mainly as a consequence of a $4.9 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela These decreases were partially offset by  a  $3.5 million increase in interest income arising from our financial investments in Brazil and Argentina.

Income and asset tax

	Six-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	June 30,		to 2016 (*)		June 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$ 19.3	$ 28.7	$ (9.3)	-32.6%	$ 12.4	$ 14.0	$ (1.6)	-11.8%
As a percentage of net revenues (*)	5.4%	9.5%			6.2%	9.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the six and three-month periods ended June 30, 2016 as compared to the same periods in 2015, income and asset tax decreased by $9.3 million and $1.6 million, respectively, mainly as a consequence of the tax holiday granted to our Argentine subsidiary related to the new software development law recorded in the first half of 2016 while during the first half of 2015 we hadn’t been granted this tax holiday.

As a result of the application of this tax benefit, we recorded an income tax benefit of $9.2 million and $4.8 million for the six and three-month periods ended June 30, 2016, respectively. Furthermore, the Company recorded a labor cost benefit of $2.0 million and $1.0 million for the six and three-month periods ended June 30, 2016, respectively. Additionally, $0.8 million and $0.4 million were accrued to pay software development law audit fees during the six and three-month periods ended June 30, 2016, respectively. During the first half of 2015, the Company did not record any income tax, labor cost benefits or software development law audit fees.

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

The following table summarizes our blended and effective tax rates for the six and three-month periods ended June 30, 2016 and 2015:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2016	2015	in Dollars	in %
Blended tax rate	29.5%	57.5%	43.8%	41.9%
Effective tax rate	35.1%	57.6%	46.0%	36.8%

Our blended and effective tax rate for the six-month period ended June 30, 2016 decreased significantly as compared to the same period in 2015 mainly due to: i) the tax holiday granted during third quarter of 2015 to our Argentine subsidiary related to the new software development law that was not recorded in first half of 2015, and ii) the one-time loss recorded in our Venezuelan subsidiaries during the first quarter of 2015 related to the impairment of long-lived assets and the devaluation of the BsF net asset position, which was significantly higher to the one-time loss recorded in the second quarter of 2016. The impairment of long-lived assets is non-deductible for tax purposes. Additionally, the tax loss of the foreign exchange recorded in the three-month period ended June 30, 2016 was considered not recoverable.

Our blended and effective tax rate for the three-month period ended June 30, 2016 increased as compared to the same period in 2015, mainly due to the one-time loss recorded in our Venezuelan subsidiaries during the second quarter of 2016 related to the impairment of long-lived assets and the devaluation of the BsF net asset position. The impairment of long-lived assets is non-deductible for tax purposes and the loss carryforward generated by the devaluation of the local currency was considered not recoverable for tax purposes. We did not record any impairment during the second quarter of 2015. This increase was partially offset by the tax holiday granted during third quarter of 2015 to our Argentine subsidiary related to the new software development law that was not recorded in second quarter of 2015.

The following table sets forth our effective income tax rate related to our main segments for the six and three-month periods ended June 30, 2016 and 2015:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2016	2015	2016	2015
Effective tax rate by country
Argentina	19.9%	38.5%	16.5%	34.6%
Brazil	28.4%	27.6%	28.8%	28.8%
Venezuela	-0.1%	-0.6%	0.1%	4.4%
Mexico	-11.3%	25.7%	-7.7%	52.0%

The decrease in the effective income tax rate in our Argentine subsidiaries during the six and three-month periods ended June 30, 2016 as compared to the same periods in 2015, is due to the tax holiday granted during third quarter of 2015 to our Argentine subsidiary related to the new software development law that was not recorded in first half of 2015.

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

The increase in our Brazilian effective income tax rate for the six-month period ended June 30, 2016 as compared to the same period in 2015, was mainly related to temporary differences deducted in the current period. Our Brazilian effective income tax rate remained breakeven for the three-month period ended June 30, 2016 as compared with the same period in 2015.

The decrease in our Mexican effective income tax rate for the six and three-month periods ended June 30, 2016 as compared with the same periods in 2015, is due to the pre-tax loss recorded during 2015 as a result of the devaluation in that country. The foreign exchange loss is a consequence of U.S. dollars liabilities assumed to acquire an online classified business. Such loss is non-deductible for tax purposes.

For the six and three-month periods ended June 30, 2016 and 2015, our Venezuelan effective income tax rate was driven by losses recorded in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange losses, which generated a net loss before income tax. The impairment of long-lived assets charge is non-deductible for tax purposes. The main difference year over year is that in the three-month period ended June 30, 2016, the loss carryforward generated by the devaluation of the local currency was considered not recoverable for tax purposes, while in 2015 it was considered recoverable and for that reason we record a deferred tax asset.

We do not expect the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions, except for percentages)	Six-month Period Ended June 30, 2016

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 180.4	$ 115.9	$ 22.6	$ 19.6	$ 18.8	$ 357.3
Direct costs	(111.8)	(66.2)	(18.7)	(9.2)	(13.3)	(219.2)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	(13.7)
Direct contribution	68.7	49.7	3.9	(3.4)	5.5	124.4
Margin	38.1%	42.9%	17.4%	-17.3%	29.1%	34.8%

	Six-month Period Ended June 30, 2015

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 141.4	$ 104.3	$ 19.4	$ 19.7	$ 17.7	$ 302.4
Direct costs	(83.7)	(53.8)	(12.6)	$ (6.8)	(11.1)	(168.1)
Impairment of Long-lived Assets	—	—	—	(16.2)	—	(16.2)
Direct contribution	57.7	50.4	6.8	(3.4)	6.6	118.1
Margin	40.8%	48.4%	35.1%	-17.2%	37.4%	39.1%

	Change from the Six-month Period Ended June 30, 2015 to June 30, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 39.1	$ 11.6	$ 3.1	$ (0.1)	$ 1.1	$ 54.9
in %	27.6%	11.2%	16.2%	-0.5%	6.3%	18.1%
Direct costs
in Dollars	$ (28.1)	$ (12.3)	$ (6.0)	$ (2.4)	$ (2.3)	$ (51.1)
in %	33.6%	22.9%	47.9%	35.0%	20.4%	30.4%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 2.5	$ —	$ 2.5
in %	0.0%	0.0%	0.0%	-15.5%	0.0%	-15.5%
Direct contribution
in Dollars	$ 11.0	$ (0.7)	$ (2.9)	$ 0.0	$ (1.1)	$ 6.2
in %	19.0%	-1.4%	-42.5%	-0.4%	-17.2%	5.3%

(In millions, except for percentages)	Three-month Period Ended June 30, 2016

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 102.9	$ 67.7	$ 11.5	$ 7.5	$ 10.1	$ 199.6
Direct costs	(61.5)	(38.4)	(9.2)	(4.1)	(7.1)	(120.3)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	(13.7)
Direct contribution	41.4	29.3	2.3	(10.3)	3.0	65.6
Margin	40.3%	43.2%	19.7%	-138.7%	29.6%	32.9%

	Three-month Period Ended June 30, 2015

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 72.9	$ 56.8	$ 10.0	$ 5.7	$ 8.9	$ 154.3
Direct costs	(44.0)	(29.1)	(6.6)	(2.6)	(5.9)	(88.2)
Impairment of Long-lived Assets	—	—	—	—	—	—
Direct contribution	28.9	27.8	3.3	3.1	3.0	66.1
Margin	39.6%	48.9%	33.5%	54.0%	33.7%	42.8%

	Change from the Three-month Period Ended June 30, 2015 to June 30, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 30.0	$ 10.9	$ 1.5	$ 1.7	$ 1.2	$ 45.3
in %	41.2%	19.1%	14.6%	30.6%	13.8%	29.4%
Direct costs
in Dollars	$ (17.5)	$ (9.4)	$ (2.6)	$ (1.5)	$ (1.2)	$ (32.1)
in %	39.7%	32.3%	38.4%	55.6%	20.7%	36.4%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ (13.7)	$ —	$ (13.7)
in %	0.0%	0.0%	0.0%	-100.0%	0.0%	-100.0%
Direct contribution
in Dollars	$ 12.6	$ 1.5	$ (1.1)	$ (13.4)	$ 0.0	$ (0.5)
in %	43.5%	5.3%	-32.7%	-435.7%	0.1%	-0.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the six and three-month periods ended June 30, 2016 as compared to the same periods in 2015, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the six-month period ended June 30, 2016 as compared to the same period in 2015, direct costs increased by 33.6%, mainly driven by: i) a 42.4% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs and salaries and wages; ii) a 71.1% increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses and iii) a 27.2% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, online marketing expenses, salaries and wages and other marketing expenses. These increases were partially offset by a 7.5% decrease in general and administrative expenses, mainly attributable to a decrease in legal fees and salary and wages.

For the three-month period ended June 30, 2016 as compared to the same period in 2015, direct costs increased by 39.7%, mainly driven by: i) a 55.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs and salaries and wages; ii) a 51.1% increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses; iii) a 25.1% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, online marketing expenses, salaries and wages and other marketing expenses; and iv) a 3.5% increase in general and administrative expenses.

Argentina

For the six-month period ended June 30, 2016 as compared to the same period in 2015, direct costs increased by 22.9%, mainly driven by: i) a 27.9% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago business, customer support costs and sales taxes; ii) a 119.0%  increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses;  iii) a 5.9%

increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, chargeback expenses, bad debt and salaries and wages; and iv) a 70.8% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

For the three-month period ended June 30, 2016 as compared to the same period in 2015, direct costs increased by 32.3%, mainly driven by: i) a 37.1% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago, customer support costs and sales taxes; ii) a 67.3% increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses; iii) a 7.8% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, chargeback expenses and salaries and wages; and iv) a 54.9% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

Mexico

For the six-month period ended June 30, 2016 as compared to the same period in 2015, direct costs increased by 47.9%, mainly driven by: i) a 45.1% increase in sales and marketing expenses, mainly due to increases in salaries and wages, online marketing expenses, chargeback expenses and higher buyer protection program expenses; ii) a  60.4% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration and other costs; iii) a  89.9% increase in product and technology development expenses as a result of increases in salaries and wages and depreciation and amortization expenses and vi) a 27.9% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

For the three-month period ended June 30, 2016 as compared to the same period in 2015, direct costs increased by 38.4%, mainly driven by: i) a 30.4% increase in sales and marketing expenses, mainly due to increases in salaries and wages, online marketing expenses, chargeback expenses and higher buyer protection program expenses; ii) a 55.2% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration and other costs; iii) a 42.9% increase in product and technology development expenses as a result of increases in salaries and wages and depreciation and amortization expenses; and vi) a 31.9% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

Venezuela

During first quarter of 2015 and the second quarter of 2016, we have recorded an impairment of long-lived assets of $16.2 million and $13.7 million respectively in our Venezuelan subsidiaries.

For the six-month period ended June 30, 2016 as compared to the same period in 2015, direct costs increased by 35.0%, mainly driven by: i) a  45.1% increase in sales and marketing expenses that was mainly attributable to an increase in bad debt expenses and chargeback expenses; ii) a  27.3% increase in cost of net revenues that was mainly attributable to an increase in customer support costs and certain new taxes on payment business; and iii) a 536.7%  increase in product and technology development expenses attributable to an increase in salaries and wages and depreciation and amortization expenses. These increases were partially offset by a 5.4% decrease in general and administrative expenses.

For the three-month period ended June 30, 2016 as compared to the same period in 2015, direct costs increased by 55.6%, mainly driven by: i) a 67.7% increase in sales and marketing expenses that was mainly attributable to an increase in bad debt expenses and chargeback expenses; ii) a 43.4% increase in cost of net revenues that was mainly attributable to an increase in customer support costs and certain new taxes on payment business; iii) a 963.5% increase in product and technology development expenses attributable to an increase in salaries and wages and depreciation and amortization expenses; and iv) a 33.1% increase in general and administrative expenses.

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

As of June 30, 2016, our main source of liquidity, amounting to $395.4 million of cash and cash equivalents and short-term investments and $157.8 million of long-term investments, was provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of June 30, 2016 cash and investments of foreign subsidiaries amounted to $273.0 million, or 49.3% of our consolidated cash and investments, and approximately 34.2% of our consolidated cash and investments were held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions, loans backed by credit card receivables and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2016 and 2015:

	Six-month Periods Ended
	June 30, (*)
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$ 44.9	$ 96.8
Investing activities	(38.6)	(94.7)
Financing activities	(17.5)	(19.0)
Effect of exchange rates on cash and cash equivalents	(11.6)	(35.8)
Net decrease in cash and cash equivalents	$ (22.9)	$ (52.7)

(*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Six-month Periods Ended
	June 30,		Change from 2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Operating activities	$ 44.9	$ 96.8	$ (52.0)	-53.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $47.8 million decrease in net cash provided by operating activities during the six-month period ended June 30, 2016, as compared to the same period in 2015, was primarily driven by a $56.1 million decrease in accounts payable and accrued expenses and a $25.8 million increase in credit card receivables; which was partially offset by a $16.5 million decrease in accounts receivables and a $24.9 million increase in net income.

Net cash used in investing activities

	Six-month Periods Ended
	June 30,		Change from 2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Investing activities	$ (38.6)	$ (94.7)	$ 56.1	-59.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash provided by investing activities in the six-month period ended June 30, 2016 resulted mainly from purchases of investments of $1,559.1 million, which was partially offset by proceeds from the sale and maturity of investments of $1,565.3 million, as part of our financial strategy. We used $32.6 million in the purchase of property plant and equipment (mainly in our Argentine and Brazilian offices and in information technology in Argentina and Brazil), $7.3 million to fund the acquisitions of Monits S.A. and Axado, and $5.0 million in advances for property and equipment.

Net cash used in financing activities

	Six-month Periods Ended
	June 30,		Change from 2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (17.5)	$ (19.0)	$ 1.6	-8.2%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2016, our primary use of cash was to fund $11.2 million in cash dividends. In addition, we used $6.3 million for the  payments on loans payable and other financing.

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

As of June 30, 2016, none of the conditions allowing holders of the Notes to convert their notes had been met.

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

Office building acquisition agreements in Caracas

During the third quarter of 2015, we obtained (through our Venezuelan subsidiary) a mortgage loan from Banco del Caribe, C.A. Banco Universal to fund a portion of the acquisition of five offices under construction in Caracas, Venezuela,  of BsF $1,000 million to be paid in monthly installments over five years and which bears a fixed interest rate of 24% per annum. The mortgage was constituted over the offices acquired up to an amount of BsF $2,000 million to cover the amounts due to the bank. As of June 30, 2016, the amount due in relation to the mentioned mortgage loan amounts to BsF $843 million, or $1 million.

Cash Dividends

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

On May 4, 2016, our board of directors approved a quarterly cash dividend of $6.6 million (or $0.150 per share) on our outstanding shares of common stock. This quarterly cash dividend was paid on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016.

On August 2, 2016, our board of directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. This quarterly cash dividend is payable on October 14, 2016 to stockholders of record as of the close of business on September 30, 2016.

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

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the six-month periods ended June 30, 2016 and 2015 amounted to $44.9 million and $70.2 million, respectively.

During the six-month period ended June 30, 2016 we invested $15.8 million in our Brazilian, Colombian and Argentinean offices, and $16.2 million in Information Technology in Argentina and Brazil.

During 2015, our Venezuelan subsidiary acquired five offices under construction, in Caracas, Venezuela for a total purchase price of BsF $4,645.6 million, or $23.4 million, for investment purposes and included in non-current other assets. Our Venezuelan subsidiary paid the purchase price in BsF, and funded the transaction with funds from its own operations and with a mortgage loan amounting to BsF $1,000 million to be paid in monthly installments over five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. The amount of the loan was BsF $877 million, or $3 million as of June 30, 2016. The offices are expected to be completed in October 2016.

During April 2016, our Venezuelan subsidiary acquired commercial properties in process of construction for a total of 135.81 square meters, in Caracas, Venezuela for a total purchase price of approximately BF$1,359 million, or $3.7 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes. According to the purchase agreements, the commercial properties will be delivered in September 2017.

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

On June 1, 2016, through our subsidiary Ebazar.com.br Ltda., we acquired 100% of the issued and outstanding shares of capital stock of Axado, a company that develops logistic software for the e-commerce industry in Brazil, for the purchase price of $5.5 million, measured at its fair value. We believe this acquisition will allow us to enhance our software development capabilities on Transportation Management System and will contribute to our shipping business performance.

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

Off-balance sheet arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently issued accounting pronouncements

On March 8, 2016 the FASB issued the ASU 2016-04. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. The new standard is effective for fiscal years beginning after December 15, 2017. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On March 14, 2016 the FASB issued the ASU 2016-06. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The new standard is effective for fiscal years beginning after December 15, 2017. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On March 17, 2016 the FASB issued the ASU 2016-08. This update releases Accounting Standards Update No. 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this Update will clarify the implementation guidance on principal versus agent considerations. The new standard is effective for fiscal years beginning after December 15, 2017. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On March 30, 2016 the FASB issued the ASU 2016-09. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this Update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This Accounting Standards Update is the final version of Proposed Accounting Standards Update—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment

Accounting, which has been deleted. The new standard is effective for fiscal years beginning after December 15, 2016. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On April 14, 2016 the FASB issued the ASU 2016-10.This update releases Accounting Standards Update No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The new standard is effective for fiscal years beginning after December 15, 2016. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On May 3, 2016 the FASB issued the ASU 2016-11 on Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815).  The amendments in this Update eliminate some guidance related to revenue recognition and derivatives. The new standard is effective for fiscal years beginning after December 15, 2016. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On May 9, 2016 the FASB issued the ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients”. The amendments in this update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standard is effective for fiscal years beginning after December 15, 2016. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On June 16, 2016 the FASB issued the ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of credit losses on financial instruments”. This update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this update eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect it’s current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this topic will require that credit losses be presented as an allowance rather than as a write-down. The new standard is effective for fiscal years beginning after December 15, 2019. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

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

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015

Net Cash provided by Operating Activities	$ 44.9	$ 96.8	$ 56.7	$ 58.6
Payment for acquired business, net of cash acquired	(7.3)	(45.0)	(5.5)	(45.0)
Advance for property and equipment	(5.0)	(7.5)	(4.1)	(7.5)
Purchase of intangible assets	(0.0)	(1.4)	(0.0)	(0.5)
Purchase of property and equipment	(32.6)	(16.3)	(18.0)	(9.0)
Free cash flow	(0.0)	26.7	29.1	(3.3)

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2015 and applying them to the corresponding months in 2016, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month period ended June 30, 2016:

	Six-months Periods Ended June 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2016	2015	Percentage Change	2016	2015	Percentage Change
Net revenues	$ 357.3	$ 302.4	18.1%	$ 525.4	$ 302.4	73.7%
Cost of net revenues	(128.8)	(95.0)	35.5%	(181.9)	(95.0)	91.4%
Gross profit	228.5	207.4	10.2%	343.5	207.4	65.6%

Operating expenses:	(152.1)	(131.0)	16.1%	(247.3)	(131.0)	88.8%
Impairment of Long-Lived Assets	(13.7)	(16.2)	-100.0%	(13.7)	(16.2)	-15.4%
Total operating expenses	(165.8)	(147.2)	12.7%	(261.0)	(147.2)	77.3%
Income from operations	62.7	60.2	4.1%	82.6	60.2	37.1%

(*) The table above may not total due to rounding.

	Three-months Periods Ended June 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2016	2015	Percentage Change	2016	2015	Percentage Change
Net revenues	$ 199.6	$ 154.3	29.4%	$ 266.2	$ 154.3	72.5%
Cost of net revenues	(73.3)	(50.3)	45.7%	(97.5)	(50.3)	93.7%
Gross profit	126.3	104.0	21.5%	168.8	104.0	62.3%

Operating expenses:	(80.4)	(69.4)	15.9%	(135.8)	(69.4)	95.8%
Impairment of Long-Lived Assets	(13.7)	—	-100.0%	(13.7)	—	-100.0%
Total operating expenses	(94.1)	(69.4)	35.7%	(149.5)	(69.4)	115.5%
Income from operations	32.2	34.6	-7.1%	19.3	34.6	-44.4%

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela and the impairment of long-lived assets, because it may not be indicative of the ordinary course of our business. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela and the impairment of long-lived assets not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for the six and three-month periods ended June 30, 2016 and 2015:

	Six-months periods ended (**)		Three-months periods ended (**)
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income before income / asset tax expense	$65.4	$49.8	$28.2	$33.5
Devaluation loss in Venezuela	7.2	20.4	4.9	—
Impairment of long-lived assets in Venezuela	13.7	16.2	13.7	—
Adjusted Net income before income / asset tax expense	$86.3	$86.5	$46.8	$33.5
Income and asset tax expense	$(19.3)	$(28.7)	$(12.4)	$(14.0)
Income tax effect on devaluation loss in Venezuela	(4.8)	(3.8)	(1.7)	—	(1)
Adjusted Income and asset tax	$(24.1)	$(32.5)	$(14.1)	$(14.0)
Net Income	$46.1	$21.2	$15.9	$19.5
Devaluation loss in Venezuela	7.2	20.4	4.9	—
Impairment of long-lived assets in Venezuela	13.7	16.2	13.7	—
Income tax effect on devaluation loss in Venezuela	(4.8)	(3.8)	(1.7)	—	(1)
Adjusted Net Income	$62.2	$54.0	$32.7	$19.5
Weighted average of outstanding common shares	44,157,151	44,155,035	44,157,341	44,155,271
Adjusted Earnings per share	$1.41	$1.22	$0.74	$0.44
Adjusted Blended Tax Rate (2)	28.0%	37.5%	30.1%	41.9%

(**)  Stated in millions of U.S. dollars, except for share data. The table above may not total due to rounding.

(1)	Deferred income tax charge related to the Venezuela devaluation under local tax norms.
(2)	Adjusted Income and asset tax over Adjusted Net income before income / asset tax expense.

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

Foreign currencies

As of June 30, 2016, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries, which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment.  As of June 30, 2016, the total cash and cash equivalents denominated in foreign currencies totaled $98.2 million, short-term investments denominated in foreign currencies totaled $98.9 million and accounts receivable and credit cards receivables in foreign currencies totaled $34.9 million. As of June 30, 2016, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of June 30, 2016, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $198.3 million and our U.S. dollar-denominated long-term investments totaled $157.8 million.

For the six-month period ended June 30, 2016, we had a consolidated loss on foreign currency of $0.2 million primarily as a result of a $7.2 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela, partially offset by a $5.5 million gain arising from the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina and a $1.3 million gain arising from the Reais revaluation over our U.S. Dollar net liability position in Brazil.

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

The following table sets forth the percentage of consolidated net revenues by segment for the six and three-month periods ended June 30, 2016 and 2015:

	Six-months Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2016	2015	2016	2015
Brazil	50.5%	46.7%	51.5%	47.2%
Argentina	32.4	34.5	33.9	36.8
Mexico	6.3	6.4	5.7	6.5
Venezuela	5.5	6.5	3.7	3.7
Other Countries	5.3	5.9	5.1	5.8

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the six-month period ended June 30, 2016:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 396.9	$ 357.3	$ 324.8
Expenses	(325.8)	(294.6)	(266.8)
Income from operations	71.1	62.7	58.0

Other expenses and income tax related to P&L items	(17.4)	(16.3)	(15.4)

Foreign Currency impact related to the remeasurement of our Net Asset position	(0.3)	(0.2)	(0.2)
Net income	53.3	46.1	42.4

Total Shareholders' Equity	$ 349.6	$ 364.6	$ 330.2

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

During the six and three-month period ended June 30, 2016, we did not enter into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of June 30, 2016, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 628 BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of the our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $34.3 million and $24.6 million, as of June  30, 2016 and December 31, 2015, respectively and net revenues for the six-month periods ended June 30, 2016 and 2015:

	Six-month Periods Ended June 30,
	2016	2015
Venezuelan operations	(In millions)
Net Revenues	$ 19.6	$ 19.7

	June 30,	December 31,
	2016	2015
	(In millions)
Assets	54.5	65.4
Liabilities	(39.8)	(36.3)
Net Assets	$ 14.7	$ 29.1

As of June 30, 2016, the net assets of our Venezuelan subsidiaries amounted to approximately 4.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.0% of our consolidated cash and investments.

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

On March 9, 2016 the Central Bank of Venezuela (“BCV”) issued the Exchange Agreement No.35, which is effective as from March 10, 2016. The agreement established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in Exchange Agreement No.35 will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”). Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (SIMADI) will continue to operate until replaced by others. As of the date of issuance of these interim condensed consolidated financial statements, the SIMADI has not been replaced and for that reason, we continued using SIMADI. From March 31, 2016 through June 30, 2016, the SIMADI exchange rate increased from 273 BsF per U.S. dollar to 628 BsF per U.S. dollar, a 130% increase in the exchange rate. As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $4.9 million during the second quarter of 2016.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed our long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2016 would not be fully recoverable. As a result, on June 30, 2016, we recorded an impairment of offices under construction included within non-current other assets of $13.7 million. The carrying amount of offices under construction was adjusted to its estimated fair value of approximately $12.5 million as of June 30, 2016, by using the market approach, and considering prices for similar assets.

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

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 60% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2016 to June 30, 2016. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

The information disclosed below does not include any inflation effect, nor the devaluation impact related to the assumed devaluation or any other effect derived from the assumed devaluation, such as further impairments of long-lived assets. The information below should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. In addition, this information is not based on any comprehensive set of accounting rules or principles.

The evolution of the Venezuelan economy and any future governmental interventions in the Venezuelan economy are beyond our ability to control or predict. New events could happen in the future in Venezuela and it is not possible for management to predict all such events, nor can it assess the impact of all such events on our Venezuelan business.

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 60% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2016 to June 30, 2016:

	Six-month period ended June 30, 2016		Three-month period ended June 30, 2016
	Actual (*)	Sensitivity (**)	Actual (*)	Sensitivity (**)
	(In million)		(In million)
Net revenues	$19.6	$5.7	$7.5	$3.2
Direct costs	(9.2)	(4.5)	(4.1)	(2.6)
Direct contribution	$10.3	$1.2	$3.4	$ .6
Direct Contribution Margin before impairment %	52.9%	21.1%	45.2%	18.8%
Non-current other assets impairment	$(13.7)	$(13.7)	$(13.7)	$(13.7)
Direct Contribution Margin after impairment %	$(3.4)	$(12.5)	$(10.3)	$(13.1)
	-17.3%	-219.6%	-138.7%	-409.9%

(*) As reported.

(**) Computing a hypothetical devaluation of the Venezuelan segment from January 1 to June 30, 2016 assuming an exchange rate of 1,005.35 BsF per U.S. dollar (60% of the exchange rate as of June 30, 2016).

Despite the continued uncertainty and restrictions relating to foreign currency exchange in Venezuela as described above, we believe that our underlying business in that country is competitively well-positioned and continues to exhibit solid growth, in terms of units sold, even while economic conditions in the Venezuelan economy remain difficult. As economic conditions in that country improve, we expect that our business in Venezuela will benefit accordingly. Although during the first half of 2016, we experienced a strong devaluation of our business in Venezuela, we cannot assure you that the BsF will not experience further devaluations or that the Venezuelan government will not default on its obligations to creditors in the future, which may be significant and could have a material negative impact on our future financial results of our Venezuela segment and value of our bolivar denominated net assets. However, for the reasons stated at the beginning of this paragraph, we remain strongly committed to our business and investment in Venezuela.

Argentine Segment

During December 2015 the Argentine peso exchange rate increased by approximately 37% against the U.S. dollar, to 13.30 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, we recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of June 30, 2016, the Argentine Peso exchange rate against the U.S. dollar was 15.0.

In Argentina, access to the local foreign exchange market without requiring prior Central Bank approval is allowed for all of the following: real estate investments abroad, loans granted to non-Argentine residents, Argentine residents’ contributions of direct investments abroad, portfolio investment of Argentine individuals abroad, certain other investments abroad of Argentine residents, portfolio investments of Argentine legal entities abroad, purchase of foreign currency bills to be held in Argentina, as well as purchase of traveler checks. The total amount of foreign currency purchased for all the above mentioned items cannot exceed $5.0 million per month in the aggregate.

Had a hypothetical devaluation of 10% of the Argentine peso against the U.S. dollar occurred on June 30, 2016, the reported net assets in our Argentine subsidiaries would have decreased by approximately $9.7 million with a related impact on Other

Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $4.6 million in our Argentine subsidiaries.

Brazilian Segment

During 2015, the Brazilian real exchange rate against the U.S. dollar increased in approximately 47%, from 2.66 Brazilian Reais per U.S.dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015. Due to the abovementioned devaluation, during the   year ended December 31, 2015, the reported Other Comprehensive Loss of the Brazilian segment increased in $9.0 million as a result of having a net asset position in Brazilian Reais; and we recognized a foreign exchange gain of $14.6 million during the same period. As of June 30, 2016, the Brazilian Reais exchange rate against the U.S. dollar was 3.2.

Had a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar occurred on June 30, 2016, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $4.9 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $0.9 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of June 30, 2016, MercadoPago’s funds receivable from customers totaled $215.4 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2016, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.24%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2016 could decrease (increase) by approximately $4.0 million.

As of June 30, 2016, our short-term investments amounted to $251.4 million and our long-term investments amounted to $157.8 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2009, 2010, 2011 and 2012 long-term retention plans (the “2009, 2010, 2011 and 2012 LTRPs”, respectively), under which certain eligible employees receive awards (“LTRP Awards”), which are payable as follows:

•

eligible employees will receive a fixed payment equal to 6.25% of his or her LTRP Award under the 2009, 2010,  2011, and/or 2012 LTRP, respectively, once a year for a period of eight years.  The 2009 LTRP awards began paying out starting in 2010, the 2010 LTRP Awards starting in 2011, the 2011 LTRP Awards starting in 2012 and the 2012 LTRP Awards starting in 2013(the “2009, 2010, 2011 or 2012 Annual Fixed Payment”, respectively); and

•

on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2009, 2010, 2011 or 2012 Variable Payment”, respectively) equal to the product of (i) 6.25% of the applicable 2009, 2010, 2011 and/or 2012 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008 (with respect to the 2009 LTRP), 2009 (with respect to the 2010 LTRP), 2010 (with respect to the 2011 LTRP) and 2011 (with respect to the 2012 LTRP) Stock Price, ($13.81, $45.75, $65.41 and $77.77 for the 2009, 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009, 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2009, 2010, 2011 and 2012 LTRPs are filed as Exhibits 10.01, 10.02, 10.03 and 10.04, respectively, to this Quarterly Report on Form 10-Q, the contents of which are incorporated by reference herein, and the above description of such LTRPs is qualified in its entirety by reference to such exhibits.

On September 27, 2013, our Board of Directors, upon the recommendation of the compensation committee, approved the 2013 Long Term Retention Plan (the “2013 LTRP”), on March 31, 2014, the Board of Directors, upon the recommendation of the compensation committee, approved the 2014 employee retention plan (the “2014 LTRP”) and on August 4, 2015, the Board of Directors, upon the recommendation of the compensation committee, approved the 2015 employee retention plan (the “2015 LTRP”).

In order to receive an award under the 2013, 2014 and/or 2015 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013, 2014 and/or 2015 LTRP award, payable as follows:

•

the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2013, 2014 and/or 2015 LTRP bonus once a year for a period of six years starting in March 2014, 2015 and/or 2016 respectively (the “2013, 2014 or 2015 Annual Fixed Payment”, respectively); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2013, 2014 or 2015 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2013, 2014 and/or 2015 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 (with respect to the 2013 LTRP), 2013 (with respect to the 2014 LTRP) and 2014 (with respect to the 2015 LTRP) Stock Price, defined as $79.57, $118.48 and $127.29 for the 2013, 2014 and 2015 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012, 2013, 2014 and 2015 respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2013, 2014 and 2015 LTRPs are filed as Exhibits 10.05, 10.06 and 10.07, respectively, to this Quarterly Report on Form 10-Q, the contents of which are incorporated by reference herein, and the above description of such LTRPs is qualified in its entirety by reference to such exhibits.

On August 2, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2016 LTRP which provides for the grant to eligible employees of a fixed award (the 2016 LTRP Fixed Award) and a variable award (the 2016 LTRP Variable Award). In order to receive awards under the 2016 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee, which generally are expected to be based on pre-set goals for the Company’s financial and operational performance. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2016 LTRP Awards, payable as follows:

•

Fixed award: The eligible employee will receive a fixed payment equal to 16.66% of his or her 2016 LTRP Fixed Award once a year for a period of six years starting in March 2017 (the “Annual Fixed Payment”); and

•

Variable award: On each date the Company pays the Annual Fixed Award to the eligible employee, he or she will also receive the 2016 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2016 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2015 Stock Price (as defined below). For purposes of the 2016 LTRP, the “2015 Stock Price” shall equal $111.02 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60 -trading days of 2015) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

The 2016 LTRP is filed as Exhibit 10.08 to this Quarterly Report on Form 10-Q, the contents of which are incorporated by reference herein, and the description of the 2016 LTRP above is qualified in its entirety by reference to such exhibit.

The 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 variable payment LTRP liability subjects us to equity price risk. The following table shows a sensitivity analysis of the risk associated with our contractual obligations related to the 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 Variable Payments if our common stock price per share were to increase or decrease by up to 40%:

		As of June 30, 2016
		MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016
		Equity Price	variable LTRP liability
(In thousands, except equity price)
Change in equity price in percentage

40%		182.85	50,422
30%		169.79	46,820
20%		156.73	43,219
10%		143.67	39,617
Static	(*)	130.61	36,016
-10%		117.55	32,414
-20%		104.49	28,812
-30%		91.43	25,211
-40%		78.37	21,609

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, our total reserves for proceeding-related contingencies and other estimated contingencies were approximately $5.4 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against us. We do not reserve for losses we determine to be possible or remote. Expected legal costs related to litigations are accrued when the legal service is actually provided.

As of June 30, 2016, there were 677 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of June 30, 2016 , there were 2,566 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

As of June 30, 2016, there were 56 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 1,307 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2016, there were six claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 102 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

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

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these consolidated financial statements, the total amount of the claim is approximately $4.1 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$9.5 million, which including accrued interests amounted to R$13.2 million or $4,1 million, according to the exchange rate at June 30, 2016, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On May 31, 2016, a lower court judge ruled in favor of the Company and the São Paulo Municipal Council presented a motion to clarify mentioned decision. As of the date of this report, the Company is still waiting for a decision.

On November 6, 2014 the Company’s Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by Brazilian subsidiaries to the Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. The Company presented an appeal in September, 2015 and as of June 30, 2016, the Company is waiting for the second instance decision. As a result, the Company started making deposits in court for the controversial amounts. As of June 30, 2016, the Company recorded in the balance sheet deposits in court for R12.5 million or $3.9 million, according to the exchange rate at June 30, 2016 under the caption non-current other assets.

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

Item 1A — Risk Factors

As of June 30, 2016, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our Form 10-Q for the quarter ended March 31, 2016.

Item 5- Other Information

Executive compensation Program

On August 2, 2016, our board of directors, upon the recommendation of the compensation committee, finalized the Company’s executive compensation program for 2016 by (i) establishing the performance criteria applicable to determine eligibility for annual cash bonuses for 2016 and (ii) adopting the 2016 Long-Term Retention Plan (the “2016 LTRP”).

The following table includes the 2016 base salary, annual cash bonus range and target 2016 LTRP bonus of each named executive officer effective January 1, 2016.

	Elements of Compensation
	2016 Base	2016 Annual			Target 2016
	Salary (1)	Bonus Range (1) (2)			LTRP Bonus (3)
	In thousands
Marcos Galperin President and Chief Executive Officer	$625.95	$431.77	-	$719.62	$5,946.40
Pedro Arnt Executive Vice President and Chief Financial Officer	$236.74	$163.80	-	$273.00	$1,120.00
Osvaldo Giménez Executive Vice President — Payments	$248.16	$171.70	-	$286.16	$1,120.00
Daniel Rabinovich Senior Vice President and Chief Technology Officer	$236.74	$163.80	-	$273.00	$1,500.00
Stelleo Tolda Executive Vice President and Chief Operating Officer	$215.23	$148.57	-	$247.61	$1,120.00

(1)

For 2016, the base salary and annual cash bonus range for each of Messrs. Galperin, Arnt, Giménez and Rabinovich have been fixed in Argentine pesos, while the base salary and annual cash bonus range for Mr. Tolda has been fixed in Brazilian reais. Accordingly, the base salary and annual cash bonus range in U.S. dollars are approximations based on the respective exchange rates.

(2)	See the section below entitled “Annual Cash Bonuses” below for a detailed discussion of the payment methodology for the annual cash bonuses.
(3)

The target 2016 LTRP bonus is determined in U.S. dollars, and paid in Argentine pesos or Brazilian reais (as applicable), at the applicable exchange rate as of the payment date. See the section entitled “2016 LTRP” below for a detailed discussion on the 2016 LTRP. Actual amounts to be paid under the 2016 LTRP may be more or less than the target amount shown in this table.

Annual Cash Bonuses

The annual cash bonus for each named executive officer will be based upon the Company’s achievement of pre‑set goals for financial and operational performance, as well as, in the case of each named executive officer other than the Chief Executive Officer, qualitative assessment of individual performance, as set out in the following table:

	Marcos Galperin	Pedro	Stelleo Tolda	Osvaldo Gimenez	Daniel Rabinovich
Consolidated Performance ― Constant Dollars (1)
Net Revenues Minus Bad Debt (excluding Venezuela) (2)	54%	54%	54%	54%	54%
Net Revenues Minus Bad Debt (Venezuela) (2)	3%	3%	3%	3%	3%
Net Income (excluding Venezuela) (3)	36%	36%	36%	36%	36%
Net Income (Venezuela) (3)	2%	2%	2%	2%	2%
NPS (4)	5%	5%	5%	5%	5%
Weighted average	100%	100%	100%	50%	100%
Payments Performance
TPV On/GMVe (excluding Venezuela) (5)	-	-	-	24.5%	-
TPV On/GMVe (Venezuela) (5)	-	-	-	0.5%	-
Payments Net Revenues – Charge backs (6)	-	-	-	25%	-
Weighted average	-	-	-	50%	-
Overall Performance (7)	100%	100%	100%	100%	100%

Individual Performance Multiplier (8)
Above Expectations	-	1.2	1.2	1.2	1.2
Meet Expectations	-	1.0	1.0	1.0	1.0
Below Expectations	-	0.5	0.5	0.5	0.5

(1)

Constant Dollars: financial metrics translated to US dollars at the previous year’s applicable exchange rate, which is intended to isolate the operational performance from fluctuations in local currencies.

(2)	Net Revenues Minus Bad Debt is defined as the Company’s net revenues for 2016, less bad debt charges and after adjustments for unusual items, if any, as determined by the Compensation Committee.
(3)	Net Income is defined as the Company’s net income in 2016 after adjustments for unusual items, if any, as determined by the Compensation Committee.
(4)

NPS stands for Net Promoter Score and is a measure of our customers’ satisfaction, calculated as the percentage of promoters (customer scoring our service from 9 to 10) minus the percentage of detractors (customers scoring our service from 0 to 6).

(5)

TPV On/GMVe is defined as Payments penetration in MercadoLibre measured as the Company’s Total Payment Volume (“TPV”) on the MercadoLibre e‑commerce website in 2016 in U.S. Dollars divided by the Company’s Gross Merchandise Volume in 2016 in U.S. Dollars.

(6)

Payments Net Revenues – Chargebacks is defined as the Company net revenues generated by our Financing and Off-platform transactions for 2016 in Constant Dollars, minus the chargebacks generated by credit and debit cards payments for 2016 in Constant Dollars. Refer to footnote 7 for Constant Dollars calculation methodology.

(7)

Overall Performance for Messrs. Galperin, Arnt, Tolda and Rabinovich is equal to the Weighted Average for the Consolidated Performance ― Constant Dollars.  The Overall Performance for Mr. Gimenez is equal to the simple average between Weighted Average for the Consolidated Performance ― Constant Dollars and Weighted Average for the Payments Performance.

(8)	Individual Performance Multiplier is set as a multiplier for the annual bonus for each executive officer based on the qualitative assessment of individual performance for the 2016 fiscal year.

For a named executive officer to be eligible to receive an annual bonus, the Company must achieve 50% of the weighted average planned growth in the Consolidated Performance ― Constant Dollars and in Overall Performance, as set out in the table above (the “Annual Bonus Minimum Eligibility Conditions”).

If the Annual Bonus Minimum Eligibility Conditions are met for a named executive officer, a prorated formula will be applied to the annual cash bonus ranges described in the “Elements of Compensation” table above.  Such formula is based on the officer’s total performance tally and it is consistent with the Company’s 2016 annual cash bonus program.  In addition, the Individual Performance Multiplier, which is a qualitative assessment for each named executive officer, will be applied to the annual cash bonus of each officer.  For example, if a named executive officer meets the Annual Bonus Minimum Eligibility Conditions and his Individual Performance is set as “meet expectations”, the officer would receive 1.0x the minimum annual cash bonus set forth in the annual bonus range included in the Elements of Compensation table above.  If, on the other hand, a named executive officer achieves 75% of the weighted average planned growth in the Consolidated Performance ― Constant Dollars and in Overall Performance applicable to the named executive officer, and his Individual Performance is set as “meet expectations”, then the named executive officer would receive an annual cash bonus equal to 1.0x the midpoint of the annual bonus range included in the Elements of Compensation table above.  Finally, if a named executive officer achieves 100% of the weighted average planned growth in the Consolidated Performance ― Constant Dollars and in Overall Performance applicable to the named executive officer, and his Individual Performance is set as “meet expectations”, then the named executive officer would receive 1.0x the maximum cash bonus set forth in the annual bonus range included in the Elements of Compensation table above.  In all of the situations described above, if the Individual Performance is set as “above expectations” or “below expectations,” the annual cash bonus would be multiplied by 1.2 or by 0.5, respectively.

2016 LTRP

On August 2, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2016 Long-Term Retention Plan, which provides for the grant to eligible employees of a cash-settled fixed award (the “2016 LTRP Fixed Award”) and a cash-settled variable award (the “2016 LTRP Variable Award”). Each eligible employee will be granted both a 2016 LTRP Fixed Award and a 2016 LTRP Variable Award, in addition to receiving their annual salary and bonus. In order to receive awards under the 2016 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee, which generally are expected to be based on pre-set goals for the Company’s financial and operational performance. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2016 LTRP Awards, payable as follows:

•

2016 LTRP Fixed Award: The eligible employee will receive a fixed payment equal to 16.66% of his or her 2016 LTRP Fixed Award once a year for a period of six years starting in March 2017 (the “Annual Fixed Payment”); and

•

2016 LTRP Variable Award: On each date the Company pays the Annual Fixed Payment to the eligible employee, he or she will also receive a 2016 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2016 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2015 Stock Price (as defined below). For purposes of the 2016 LTRP, the “2015 Stock Price” shall equal $111.02 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of 2015) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

The 2016 LTRP is filed as Exhibit 10.08 to this Quarterly Report on Form 10-Q, the contents of which are incorporated by reference herein, and the description of the 2016 LTRP above is qualified in its entirety by reference to such exhibit.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 5, 2016.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
4.1	Form of Specimen Certificate for the Registrant’s Common Stock. (2)
4.2	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)
4.3	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (3)
10.01	Amended and Restated 2009 Long-Term Retention Plan*
10.02	Amended and Restated 2010 Long-Term Retention Plan*
10.03	Amended and Restated 2011 Long-Term Retention Plan*
10.04	Amended and Restated 2012 Long-Term Retention Plan*
10.05	Amended and Restated 2013 Long-Term Retention Plan*
10.06	Amended and Restated 2014 Long-Term Retention Plan*
10.07	Amended and Restated 2015 Long-Term Retention Plan*
10.08	2016 Long-Term Retention Plan*
10.09	MercadoLibre, Inc. 2016 Director Compensation Program*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on form 8-K filed on June 30, 2014.