Form 10-Q
period 2016-09-30
MERCADOLIBRE INC
filed 2016-11-04
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2016

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

44,157,341 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 3, 2016.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of September 30, 2016 and December 31, 2015

and for the nine and three-month periods

ended September 30, 2016 and 2015

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(In thousands of U.S. dollars, except par value)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$ 187,995	$ 166,881
Short-term investments	283,650	202,112
Accounts receivable, net	31,086	28,428
Credit cards receivables, net	226,818	131,946
Prepaid expenses	6,299	6,007
Inventory	1,388	222
Other assets	21,871	9,577
Total current assets	759,107	545,173
Non-current assets:
Long-term investments	155,178	187,621
Property and equipment, net	121,006	81,633
Goodwill	94,493	86,545
Intangible assets, net	27,725	28,991
Deferred tax assets	44,066	29,688
Other assets	54,482	43,955
Total non-current assets	496,950	458,433
Total assets	$ 1,256,057	$ 1,003,606
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 95,970	$ 62,038
Funds payable to customers	313,837	203,247
Salaries and social security payable	43,676	32,918
Taxes payable	27,810	10,092
Loans payable and other financial liabilities	6,077	1,965
Other liabilities	2,319	7,667
Dividends payable	6,624	4,548
Total current liabilities	496,313	322,475
Non-current liabilities:
Salaries and social security payable	14,801	10,422
Loans payable and other financial liabilities	299,472	294,342
Deferred tax liabilities	36,070	27,049
Other liabilities	14,414	9,860
Total non-current liabilities	364,757	341,673
Total liabilities	$ 861,070	$ 664,148

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,341 and 44,156,854 shares issued and outstanding at September 30,
2016 and December 31, 2015, respectively	$ 44	$ 44
Additional paid-in capital	137,979	137,923
Retained earnings	505,915	440,770
Accumulated other comprehensive loss	(248,951)	(239,279)
Total Equity	394,987	339,458
Total Liabilities and Equity	$ 1,256,057	$ 1,003,606

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three -month periods ended September 30, 2016 and 2015

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$ 588,121	$ 471,058	$ 230,847	$ 168,641
Cost of net revenues	(213,993)	(151,832)	(85,199)	(56,813)
Gross profit	374,128	319,226	145,648	111,828
Operating expenses:
Product and technology development	(72,223)	(53,927)	(26,066)	(17,042)
Sales and marketing	(107,743)	(86,442)	(39,723)	(31,125)
General and administrative	(64,061)	(57,127)	(26,150)	(18,381)
Impairment of Long-Lived Assets	(13,717)	(16,226)	—	—
Total operating expenses	(257,744)	(213,722)	(91,939)	(66,548)
Income from operations	116,384	105,504	53,709	45,280

Other income (expenses):
Interest income and other financial gains	25,192	14,768	9,892	5,777
Interest expense and other financial losses	(18,807)	(16,162)	(6,492)	(6,011)
Foreign currency (loss) gain	(5,062)	(6,647)	(4,823)	2,570
Net income before income / asset tax expense	117,707	97,463	52,286	47,616

Income / asset tax expense	(32,690)	(30,639)	(13,374)	(1,976)
Net income	$ 85,017	$ 66,824	$ 38,912	$ 45,640

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Basic EPS
Basic net income
Shareholders per common share	$ 1.93	$ 1.51	$ 0.88	$ 1.03
Weighted average of outstanding common shares	44,157,215	44,155,303	44,157,341	44,155,830
Diluted EPS
Diluted net income
Shareholders per common share	$ 1.93	$ 1.51	$ 0.88	$ 1.03
Weighted average of outstanding common shares	44,157,215	44,155,303	44,157,341	44,155,830

Cash Dividends declared	0.450	0.309	0.150	0.103

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2016 and 2015

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Net income	$ 85,017	$ 66,824	$ 38,912	$ 45,640
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(11,056)	(46,054)	(2,974)	(22,127)
Unrealized net gains (losses) on available for sale investments	712	(38)	1,106	(11)
Less: Reclassification adjustment for losses on available for sale investments	(672)	(379)	—	—
Net change in accumulated other comprehensive loss, net of income tax	(9,672)	(45,713)	(1,868)	(22,138)
Total Comprehensive Income (loss)	$ 75,345	$ 21,111	$ 37,044	$ 23,502

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the nine-month periods ended September 30, 2016 and 2015

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operations:
Net income	$ 85,017	$ 66,824
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized Devaluation Loss, net	5,162	6,080
Impairment of Long-Lived Assets	13,717	16,226
Depreciation and amortization	20,698	16,956
Accrued interest	(12,643)	(9,311)
Non cash interest and convertible bonds amortization of debt discount and amortization of debt issuance costs	9,122	12,917
LTRP accrued compensation	19,251	8,032
Deferred income taxes	(5,895)	6,206
Changes in assets and liabilities:
Accounts receivable	(2,409)	(50,105)
Credit Card Receivables	(92,811)	(122,328)
Prepaid expenses	(272)	(4,922)
Inventory	(1,048)	(169)
Other assets	(15,865)	(13,089)
Accounts payable and accrued expenses	13,852	66,898
Funds payable to customers	100,322	100,938
Other liabilities	136	2,226
Interest received from investments	11,348	7,900
Net cash provided by operating activities	147,682	111,279
Cash flows from investing activities:
Purchase of investments	(2,548,060)	(1,435,655)
Proceeds from sale and maturity of investments	2,525,118	1,424,150
Payment for acquired businesses, net of cash acquired	(7,284)	(45,009)
Purchases of intangible assets	(49)	(1,502)
Advance for property and equipment	(6,129)	(17,779)
Purchases of property and equipment	(55,510)	(19,063)
Net cash used in investing activities	(91,914)	(94,858)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	3,892	5,015
Payments on loans payable and other financing	(6,492)	(4,622)
Dividends paid	(17,795)	(16,426)
Repurchase of Common Stock	—	(2,714)
Net cash used in financing activities	(20,395)	(18,747)
Effect of exchange rate changes on cash and cash equivalents	(14,259)	(47,794)
Net increase (decrease) in cash and cash equivalents	21,114	(50,120)
Cash and cash equivalents, beginning of the period	$166,881	223,144
Cash and cash equivalents, end of the period	$187,995	$ 173,024

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

As of September 30, 2016, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Portugal, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Chile, Peru and Colombia. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia and Chile. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to approximately 99.9% and 99.7% of the consolidated amounts during the nine-month periods ended September 30, 2016 and 2015. Long-lived assets, intangible assets and goodwill located in the foreign operations totaled $232,819 thousands and $184,178 thousands as of September 30, 2016 and December 31, 2015, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2016  and December 31, 2015. These financial statements also show the Company’s consolidated statements of income and comprehensive income for the nine and three-month periods ended September 30, 2016 and 2015; and statement of cash flows for the nine-month period ended September 30, 2016 and 2015. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Form 10-K. During the nine-month period ended September 30, 2016, there were no material updates made to the Company’s significant accounting policies.

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign operating subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive (loss) income.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2016 would not be fully recoverable. As a result, on June 30, 2016, the Company recorded an impairment related to offices and commercial property under construction included within non-current other assets of $13.7 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of approximately $12.5 million as of June 30, 2016, by using the market approach, and considering prices for similar assets. As of September 30, 2016, the SIMADI exchange rate was 658.9 BsF per U.S. dollar.

Until 2010 the Company was able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the Commission for the Administration of Foreign Exchange Control (CADIVI). Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held at U.S. bank accounts of our Venezuelan subsidiaries, were used until 2012 for dividend distributions from our Venezuelan subsidiaries. The Company has not distributed dividends from the Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $13.4 million and $24.6 million, as of September 30, 2016 and December 31, 2015 and net revenues for the nine-month periods ended September 30, 2016 and 2015:

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	September 30,
	2016	2015
	(In thousands)
Venezuelan operations
Net Revenues	$26,451	$28,529

	September 30,	December 31,
	2016	2015
	(In thousands)
Assets	56,569	65,407
Liabilities	(16,902)	(36,266)
Net Assets	$39,667	$29,141

As of September 30, 2016, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to approximately 10.0%  of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.0% of our consolidated cash and investments.

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

Argentine currency status

During December 2015 the Argentine peso exchange rate increased by approximately 37% against the U.S. dollar to 13.3 Argentine pesos per U.S. dollar as of December 31, 2015. Due to this increase, during the fourth quarter of 2015, the Company recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of September 30, 2016 the Argentine Peso exchange rate against the U.S. dollar was 15.3.

Brazilian currency status

During 2015, the   Brazilian Reais exchange rate increased in approximately 44%,  relative to the U.S. dollar, from 2.7 Brazilian Reais per U.S. dollar as of December 31, 2014 to 3.9 Brazilian Reais per U.S. dollar as of December 31, 2015.  Due to the fluctuations of the Brazilian foreign currency against the U.S. dollar, the Company recognized a foreign exchange gain of   $14.6 million during the year 2015. In addition, the reported Other Comprehensive Loss of our Brazilian segment increased by $9.0 million during the year 2015. As of September 30, 2016 the Brazilian Reais exchange rate against the U.S. dollar was 3.2.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving the Company’s application for eligibility under the new software development law for the Company’s Argentinean subsidiary, Mercadolibre S.R.L. Furthermore, on September 18, 2016, the Argentine Industry Secretary issued Resolutions 93/2016 and 97/2016 approving the Company’s application for eligibility under the new software development law for the Company’s Argentinean subsidiaries, Neosur S.RL. and Business Vision S.A. As a result, the Company’s Argentinean subsidiaries have been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained as beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $16,018 and $6,823 thousands for the nine and three-month periods ended September 30, 2016, respectively. Furthermore, the Company recorded a labor cost benefit of $4,173 and $2,167 thousands for the nine and three-month periods ended September 30, 2016, respectively. Additionally, $1,416 and $631 thousands were accrued to pay software development law audit fees during the nine and three-month periods ended September 30, 2016, respectively. During the third quarter of 2015, the Company recorded an income tax benefit of $16,015 thousands, a labor cost benefit of $4,183 thousands and $1,414 million were accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.46 and $0.20 for the nine and three-month periods ended September 30, 2016, respectively.

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

 The quantitative effect of the change on the December 31, 2015 balance sheet presented was a decrease in current deferred tax assets and current deferred tax liabilities of 12,290 thousands and 2,551 thousands, respectively. Those balances were reclassified to non-current deferred tax assets and non-current deferred tax liabilities as appropriate. Consequently, all deferred taxes were presented as Non-current in balance sheet.

As of September 30, 2016 and December 31, 2015, the Company included under non-current deferred tax assets caption the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $15,966 thousands and $10,102 thousands, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of September  30, 2016 and the year ended December 31, 2015:

	September 30,	December 31,
	2016	2015
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (249,663)	$ (238,607)
Unrealized gains (losses) on investments	1,077	(1,023)
Estimated tax (loss) gain on unrealized gains (losses) on investments	(365)	351
	$ (248,951)	$ (239,279)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the nine-month period ended September  30, 2016:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2015	$ (1,023)	$ (238,607)	$ 351	$ (239,279)
Other comprehensive loss before reclassifications adjustments for gains (losses) on available for sale investments	1,077	(11,056)	(365)	(10,344)
Amount of gain (loss) reclassified from accumulated other comprehensive loss	1,023	—	(351)	672
Net current period other comprehensive income gain (loss)	2,100	(11,056)	(716)	(9,672)
Ending balance	$ 1,077	$ (249,663)	$ (365)	$ (248,951)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (1,023)	Interest expense and other financial losses
Estimated tax gain on unrealized losses on investments	351	Income / asset tax gain
Total reclassifications for the year	$ (672)	Total, net of income taxes

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

As explained above under “Foreign Currency Translation”, the Company has been subject to more unfavorable exchange markets in Venezuela since March 2015. Furthermore, from March 31, 2016 through June 30, 2016, the SIMADI exchange rate increased from 273 BsF per U.S. dollar to 628 BsF per U.S. dollar, a 130% increase in the exchange rate.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

On August 26, 2016 the FASB issued the “ASU 2016-15—Statement of cash flows (Topic 230): Classification of certain cash receipts and cash payments”. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company´s financial statements.

On October 24, 2016 the FASB issued the “ASU 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. This update eliminates the exception that prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset or assets have been sold to an outside party. Consequently, this update requires to recognize the current and deferred income tax consequences of an intra-entity asset transfer when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company´s financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3. Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

Diluted earnings per share for the Company’s common stock assume the issuance of shares as a consequence of a convertible debt securities conversion event and the effects of assumed share settlement of long term retention plans for earnings per share calculations.

Net income per share of common stock is as follows for the nine and three-month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2016		2015		2016		2015
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share	$ 1.93	$ 1.93	$ 1.51	$ 1.51	$ 0.88	$ 0.88	$1.03	$1.03

Numerator:
Net income	$ 85,017	$ 85,017	$ 66,824	$ 66,824	$ 38,912	$ 38,912	$45,640	$45,640

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,157,215		44,155,303		44,157,341		44,155,830
Adjusted weighted average of common stock outstanding for Diluted earnings per share		44,157,215		44,155,303		44,157,341		44,155,830

For the nine and three-month periods ended September 30, 2016 and 2015 there was no impact on the calculation of diluted earnings per share as a consequence of the consideration of the Convertible Notes and the Long term retention plan referred to above calculated using the “if converted” method and the “treasury stock method” respectively.

The denominator for diluted net income per share for the nine and three-month periods ended September 30, 2016 and 2015 does not include any effect from the capped call issued in connection with the notes because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

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

The Company’s unaudited interim condensed consolidated statement of income includes the results of operations of the acquired business as from February 12, 2016. The net revenues and net income before intercompany eliminations of the acquired Company included in the Company’s interim condensed consolidated statement of income since the acquisition amounted to $1,641 thousands and $93 thousands, respectively.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2016, the fair value of the contingent consideration recorded is $1,215 thousands. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

The following table summarizes the purchase price allocation for the acquisition:

Monits S.A. In thousands of U.S. dollars
Cash and cash equivalents	$3
Other net tangible assets	25
Total net tangible assets acquired	28
Non solicitation agreement	196
Goodwill	2,832
Purchase Price	$3,056

The purchase price was allocated based on the measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of acquisition. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of non-solicitation agreement for an amount of $196 thousands. Management of the Company estimates that the non-solicitation agreement will be amortized over a two-year period.

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

The aggregate purchase price for the acquisition of the 100% of the acquired business was $5,536 thousands, measured at its fair value, which included: (i) the total cash payment of $4,706 thousands at closing day; and (ii) an escrow of $830 thousands. Additionally, payments of $830 thousands will be transferred to the sellers by the end of the first and second year after the acquisition, aiming to continue the employment relationship as key employees. This additional payment will be expensed over the period up to fulfillment of the conditions required by the selling and purchase agreement.

In addition, the Company incurred certain direct costs of the business combination which were expensed as incurred.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from June 1, 2016. The net revenues and net loss of the acquiree included in the Company’s statement of income since the acquisition amounted to $363 thousands and $92 thousands, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the purchase price allocation for the acquisition:

Axado Informacao e Tecnologia Ltda In thousands of U.S. dollars
Cash and cash equivalents	$90
Other net tangible assets	77
Total net tangible assets acquired	167
Customer lists	676
Trademark	251
Software	282
Non-solicitation and Non-compete agreements	118
Goodwill	4,042
Purchase Price	$5,536

The purchase price was allocated based on the measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of acquisition. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademark, customer lists, software and non-compete and non-solicitation agreements for a total amount of $1,327 thousands. Management of the Company estimates that customer lists and non-compete agreements will be amortized over a five -year period, while trademark and software will be amortized over a three-year period.

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

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Goodwill	$ 94,493	$ 86,545
Intangible assets with indefinite lives
- Trademarks	13,388	13,074
Amortizable intangible assets
- Licenses and others	7,457	8,691
- Non-compete/solicitation agreement	1,835	1,615
- Customer lists	14,825	12,971
- Trademarks	612	—
Total intangible assets	$ 38,117	$ 36,351
Accumulated amortization	(10,392)	(7,360)
Total intangible assets, net	$ 27,725	$ 28,991

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2016 and the year ended December 31, 2015 are as follows:

	Period ended September 30, 2016
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545
- Business acquisition	5,635	700	—	190	260	57	32	6,874
- Effect of exchange rates changes	3,667	(1,164)	1,238	(2,979)	—	299	13	1,074
Balance, end of the period	$ 27,828	$ 6,966	$ 17,676	$ 31,045	$ 5,989	$ 3,793	$ 1,196	$ 94,493

	Year ended December 31, 2015
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of year	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829
- Business acquisition	14,066	—	—	22,978	—	—	—	37,044
- Effect of exchange rates changes	(6,097)	(4,429)	(2,663)	(4,863)	—	(1,084)	(192)	(19,328)
Balance, end of the year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $1,144 thousands and $909 thousands for the three-month periods ended September 30, 2016 and 2015, respectively, while for the nine-month periods ended at such dates amounted to $2,863 thousands and $2,273 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of September 30, 2016:

For year ended 12/31/2016	$ 1,045
For year ended 12/31/2017	3,554
For year ended 12/31/2018	3,013
For year ended 12/31/2019	2,373
Thereafter	4,352
$ 14,337

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 311,427	$ 185,885	$ 34,375	$ 26,451	$ 29,983	$ 588,121
Direct costs	(188,772)	(105,217)	(29,004)	(12,691)	(21,281)	(356,965)
Impairment of Long-lived Assets	-	-	-	(13,717)	-	(13,717)
Direct contribution	122,655	80,668	5,371	43	8,702	217,439

Operating expenses and indirect costs of net revenues						(101,055)
Income from operations						116,384

Other income (expenses):
Interest income and other financial gains						25,192
Interest expense and other financial losses						(18,807)
Foreign currency losses						(5,062)
Net income before income / asset tax expense						$ 117,707

	Nine Months Ended September 30, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 215,651	$ 171,496	$ 29,308	$ 28,529	$ 26,074	$ 471,058
Direct costs	(127,406)	(92,547)	(21,175)	(10,500)	(16,427)	(268,055)
Impairment of Long-lived Assets	-	-	-	(16,226)	-	(16,226)
Direct contribution	88,245	78,949	8,133	1,803	9,647	186,777

Operating expenses and indirect costs of net revenues						(81,273)
Income from operations						105,504

Other income (expenses):
Interest income and other financial gains						14,768
Interest expense and other financial losses						(16,162)
Foreign currency losses						(6,647)
Net income before income / asset tax expense						$ 97,463

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 131,003	$ 69,983	$ 11,807	$ 6,885	$ 11,169	$ 230,847
Direct costs	(77,012)	(39,026)	(10,353)	(3,462)	(7,943)	(137,796)
Direct contribution	53,991	30,957	1,454	3,423	3,226	93,051

Operating expenses and indirect costs of net revenues						(39,342)
Income from operations						53,709

Other income (expenses):
Interest income and other financial gains						9,892
Interest expense and other financial losses						(6,492)
Foreign currency losses						(4,823)
Net income before income / asset tax expense						$52,286

	Three Months Ended September 30, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$74,286	$67,234	$9,880	$8,860	$8,381	$168,641
Direct costs	(43,730)	(38,705)	(8,560)	(3,665)	(5,345)	(100,005)
Direct contribution	30,556	28,529	1,320	5,195	3,036	68,636

Operating expenses and indirect costs of net revenues						(23,356)
Income from operations						45,280

Other income (expenses):
Interest income and other financial gains						5,777
Interest expense and other financial losses						(6,011)
Foreign currency gains						2,570
Net income before income / asset tax expense						$47,616

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30,	December 31,
	2016	2015
	(In thousands)
US property and equipment, net	$ 10,268	$ 12,756
Other countries
Argentina	22,875	22,379
Brazil	54,350	17,150
Mexico	2,806	2,475
Venezuela	21,471	21,556
Other countries	9,236	5,317
	$ 110,738	$ 68,877
Total property and equipment, net	$ 121,006	$ 81,633

In August 2016, the Company’s Argentine subsidiary acquired 6,057 square meters and 50 parking spaces, in an office building in process of construction located in Buenos Aires, for a total amount of Argentine pesos $481.4 million or approximately $31.4 million, plus VAT. The price of the transaction is payable as follows: i) $9.4 million was paid at the date of signing the purchase agreement and recorded as an advance for fixed assets within non-current Other assets, ii) $19.0 million will be paid in 14 monthly installments as from July 2017, and (iii) 3.0 million will be paid once the properties are delivered by the seller. According to the purchase agreement, 2,224 square meters will be delivered in September 2017 and 3,833 square meters will be delivered in

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

September 2018. In connection with this acquisition, the Company may be granted with certain sales tax reliefs upon receiving definitive approval of the project from the City of Buenos Aires government.

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2016	2015
	(In thousands)
US intangible assets	$ 137	$ 235
Other countries goodwill and intangible assets
Argentina	8,072	8,763
Brazil	31,689	21,338
Mexico	41,407	46,186
Venezuela	7,403	7,217
Other countries	33,510	31,797
	$ 122,081	$ 115,301
Total goodwill and intangible assets	$ 122,218	$ 115,536

 Consolidated net revenues by similar products and services for the nine and three-month periods ended September 30, 2016 and 2015 were as follows:

	Nine-months Ended September 30,		Three-months Ended September 30,

Consolidated Net Revenues	2016	2015	2016	2015
	(In thousands)		(In thousands)
Marketplace	$ 341,749	$ 286,523	$ 134,374	$ 98,580
Non-marketplace (*)	$ 246,372	$ 184,535	$ 96,473	$ 70,061
Total	$ 588,121	$ 471,058	$ 230,847	$ 168,641

(*)  Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping Fees and other ancillary services.

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	September 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)	2015	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 97,602	$ 97,602	$ —	$ —	$ 46,423	$ 46,423	$ —	$ —
Corporate Debt Securities	1,997	—	1,997	—	15,785	—	15,785	—
Investments:
Sovereign Debt Securities	$ 53,745	$ 53,235	$ 510	$ —	$ 69,302	$ 64,264	$ 5,038	$ —
Corporate Debt Securities	218,648	102,589	116,059	—	232,257	51,974	180,283	—
Certificates of deposit	39,100	—	39,100	—	11,516	—	11,516	—
Total Financial Assets	$ 411,092	$ 253,426	$ 157,666	$ —	$ 375,283	$ 162,661	$ 212,622	$ —
Liabilities:
Contingent considerations	$ 4,154	$ —	$ —	$ 4,154	$ 9,007	$ —	$ —	$ 9,007
Long-term retention plan	24,960	—	24,960	—	17,159	—	17,159	—
Total Financial Liabilities	$ 29,114	$ —	$ 24,960	$ 4,154	$ 26,166	$ —	$ 17,159	$ 9,007

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2016 and December 31,2015, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets) and; ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of June 30, 2016 and December 3

As of September 30, 2016 and December 31, 2015, the Company´s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company own assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. For the nine-month period ended September 30, 2016 the Company recognized in earnings a loss of $305 thousands and a loss of $974 thousands within other comprehensive income, in relation with contingent considerations. In addition, during the nine-month period ended September 30, 2016, the Company assumed additional contingent considerations for an amount of $1,215 thousands and settled contingent considerations for an amount of $7,347 thousands.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivables, credit card receivables, funds payable to customers, other receivables, other assets, accounts payable,  salaries and social security payable, taxes payable, provisions and other liabilities. The convertible senior notes, the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of September 30, 2016 and December 31, 2015:

	Balances as of	Significant other	Balances as of	Significant other
	September 30,	observable inputs	December 31,	observable inputs
	2016	(Level 2)	2015	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 127,335	127,335	$ 76,658	76,658
Accounts receivable	31,086	31,086	28,428	28,428
Credit Cards receivable	226,818	226,818	131,946	131,946
Other assets	52,722	52,722	53,532	53,532
Total Assets	$ 437,961	$ 437,961	$ 290,564	$ 290,564
Liabilities
Accounts payable and accrued expenses	$ 95,970	$ 95,970	$ 62,038	$ 62,038
Funds payable to customers	313,837	313,837	203,247	203,247
Salaries and social security payable	33,517	33,517	26,181	26,181
Taxes payable	27,810	27,810	10,092	10,092
Dividends payable	6,624	6,624	4,548	4,548
Loans payable and other financial liabilities (*)	305,549	305,549	296,307	296,307
Other liabilities	12,579	12,579	8,520	8,520
Total Liabilities	$ 795,886	$ 795,886	$ 610,933	$ 610,933

(*) The fair value of the convertible senior notes (including the equity component) is disclosed in Note 9.

As of September 30, 2016 and December 31, 2015, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2016 and December 31, 2015, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	September 30, 2016
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 97,602	$ —	$ —	$ 97,602
Corporate Debt Securities	2,000	—	(3)	1,997
Total Cash and cash equivalents	$ 99,602	$ —	$ (3)	$ 99,599

Short-term investments
Sovereign Debt Securities	$ 4,279	$ 2	$ —	$ 4,281
Corporate Debt Securities	112,990	52	(108)	112,934
Certificates of deposit	39,076	26	(2)	39,100
Total Short-term investments	$ 156,345	$ 80	$ (110)	$ 156,315

Long-term investments
Sovereign Debt Securities	$ 49,394	$ 70	$ —	$ 49,464
Corporate Debt Securities	105,044	697	(27)	105,714
Total Long-term investments	$ 154,438	$ 767	$ (27)	$ 155,178

Total	$ 410,385	$ 847	$ (140)	$ 411,092

	December 31, 2015
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 46,423	$ —	$ —	$ 46,423
Corporate Debt Securities	15,796	—	(11)	15,785
Total Cash and cash equivalents	$ 62,219	$ —	$ (11)	$ 62,208

Short-term investments
Sovereign Debt Securities	$ 13,981	$ —	$ (19)	$ 13,962
Corporate Debt Securities	103,130	4	(157)	102,977
Certificates of deposit	8,516	1	(2)	8,515
Total Short-term investments	$ 125,627	$ 5	$ (178)	$ 125,454

Long-term investments
Sovereign Debt Securities	$ 55,536	$ 53	$ (249)	$ 55,340
Corporate Debt Securities	129,921	18	(659)	129,280
Certificates of deposit	3,003	—	(2)	3,001
Total Long-term investments	$ 188,460	$ 71	$ (910)	$ 187,621

Total	$ 376,306	$ 76	$ (1,099)	$ 375,283

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

impairments based on the evaluation of available evidence including the credit rating of the investments, as of September 30, 2016 and December 31, 2015.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of September 30, 2016, the estimated fair values (in thousands of U.S. dollars) of cash equivalents, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	255,914
One year to two years	72,391
Two years to three years	55,840
Three years to four years	13,036
Four years to five years	13,911
Total	$ 411,092

7. Commitments and Contingencies

Update on Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of September 30, 2016, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $5,644 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of September 30, 2016, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,522 thousands.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of September 30, 2016, there were 58 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 1,379 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2016, there were seven claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 156 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2016, 687 legal actions were pending in the Brazilian ordinary courts. In addition, as of September 30, 2016, there were 2,904 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer.

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

City of São Paulo Tax Claim

In 2007, São Paulo tax authorities asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an amount of $5.9 million according to the exchange rate in effect at that time. As of the date of these consolidated financial statements and following an administrative determination reducing the fine, the total amount of the claim is $4.2 million including surcharges and interest. On August 15, 2011, the Company made a deposit in court of R$9.5 million, which including accrued interests amounted to R$13.5 million or $4.2 million, according to the exchange rate at September 30, 2016. The company continues to contest the assessment. On May 31, 2016, a lower court judge ruled in favor of the Company and the São Paulo Municipal Council presented a motion to clarify mentioned decision. As of the date of issuance of these interim condensed consolidated financial statements, the Company is still waiting for a decision.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014 the Company’s Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by Brazilian subsidiaries to the Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted on the grounds that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. The Company presented an appeal in September 2015 and, as of September 30, 2016, the Company is waiting for the second instance decision. As a result, the Company started making deposits in court for the controversial amounts. As of September 30, 2016, the Company recorded in the balance sheet deposits in court for R$20.4 million or $6.3 million, according to the exchange rate at September 30, 2016 under the caption non-current other assets.

The Company’s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position and the existence of favorable decisions of the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Brazilian Federal Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against the Company’s Brazilian (“MercadoLivre”) subsidiary relating to the income tax for the 2006 period in an amount of R$5.1 million or $1.5 million, according to the exchange rate at September 30, 2016. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF — Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, decreasing the outstanding debit to R$2.0 million or $616 thousands, according to the exchange rate at September 30, 2016. On November 21, 2014, the Company appealed to the Superior Administrative Court of Tax Appeals. On September 8, 2016, the Company’s appeal was not accepted. MercadoLivre filed an appeal to the Superior Administrative Court of Tax Appeals. As of the date of these interim condensed consolidated financial statements, the Superior Administrative Court of Tax Appeals ruling was still pending. The Company’s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

The following table summarizes the 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 long term retention plan accrued compensation expense for the nine and three-month periods ended September 30, 2016 and 2015, which are payable in cash according to the decision made by the Board of Directors on August 2, 2016:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016 (*)	2015 (*)	2016 (*)	2015 (*) (**)
	(In thousands)		(In thousands)
LTRP 2009	648	7	352	(301)
LTRP 2010	1,017	274	543	(237)
LTRP 2011	1,275	365	672	(222)
LTRP 2012	1,555	496	813	(211)
LTRP 2013	3,380	1,762	1,689	(276)
LTRP 2014	3,089	2,216	1,448	90
LTRP 2015	3,846	2,912	1,663	2,912
LTRP 2016	4,441	-	1,944	-
Total LTRP	19,251	8,032	9,124	1,755

(*) (Gain) / loss.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The price of the Company’s common stock was greater than 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the Company’s fiscal quarter ended September 30, 2016. Therefore, as of September 30, 2016, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on October 1, 2016 and ending December 31, 2016. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

As of the date of issuance of these interim condensed consolidated financial statements, none of the holders had requested conversion of the Notes.

The total estimated fair value of the Notes was $511.9 million and $364.7 million as of September 30, 2016 and December 31, 2015, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considered the fair value of the Notes as of September 30, 2016 and December 31, 2015 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $185.0 closing price of the Company’s common stock on September 30, 2016, the if-converted value of the Notes exceeded their principal amount by approximately $154.4 million.

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of September 30, 2016:

	September 30, 2016	December 31, 2015
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(27,408)	(34,214)
Unamortized transaction costs related to the debt component	(4,311)	(5,309)
Contractual coupon interest accrual	5,569	7,425
Contractual coupon interest payment	(3,713)	(7,425)
Net carrying amount	$300,137	$290,477

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of September 30, 2016, the remaining period over which the unamortized debt discount will be amortized is 2.75 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Nine-month period ended September 30, 2016	Three-month period ended September 30, 2016

	(In thousands)	(In thousands)
Contractual coupon interest expense	$5,569	$1,856
Amortization of debt discount	6,806	2,310
Amortization of debt issuance costs	998	344
Total interest expense related to Notes	$13,373	$4,510

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

On February 19, 2016,  May 4, 2016 and August 2, 2016, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. The first quarterly dividend was paid on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016. The second quarterly dividend was paid on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016. The third quarterly dividend was paid on October 14, 2016 to stockholders of record as of the close of business on September 30, 2016.

On November 1, 2016, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. This quarterly dividend is payable on January 16, 2017 to stockholders of record as of the close of business on December 31, 2016.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control-as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26 , 2016, as updated by those described in “Item 1A — Risk Factors” in Part II of our Forms 10-Q for the quarters ended March 31, 2016 and June 30, 2016, and this report and in other reports we file from time to time with the SEC.

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

The discussion and analysis of our financial condition and results of operations presents the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2016 and 2015;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
•	a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send, receive and finance payments online. MercadoPago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Peru and Chile.

Through MercadoLibre Classifieds service, our online classified listings service, our users can offer for sale and generate leads on listings of motor vehicles, real estate and services in all counties where we operate.

As a further enhancement to the MercadoLibre Marketplace, we developed our MercadoLibre Advertising program to enable businesses to promote their products and services through a cost efficient and automated platform that allows advertisers to acquire traffic,  both to our platform or to their own websites. Through MercadoLibre Advertising, MercadoLibre`s sellers and large advertisers/brands are able to place display, product and/or text ads on our web pages, and other web pages including our vertical sites associated in the region.

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

To further enhance our suite of e-commerce services, during 2013 and 2014, we launched the MercadoEnvios shipping solution in Brazil, Argentina, Mexico, Colombia and Chile. Through MercadoEnvios, we offer a cost-efficient integration with existing logistic and shipping carriers to sellers on our platform. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

In addition, MercadoLibre began developing and selling enterprise software solutions to e-commerce business clients in Brazil during the second quarter of 2015.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three-month periods ended September 30, 2016 and 2015:

	Nine-months Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2016	2015	2016	2015
Brazil	53.0%	45.8%	56.7%	44.0%
Argentina	31.6	36.4	30.3	39.9
Mexico	5.8	6.2	5.1	5.9
Venezuela	4.5	6.1	3.0	5.3
Other Countries	5.1	5.5	4.8	5.0

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2016 and 2015:

	Nine-months Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,		to 2016 (*)		September 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 311.4	$ 215.7	$ 95.8	44.4%	$ 131.0	$ 74.3	$ 56.7	76.4%
Argentina	185.9	171.5	14.4	8.4	70.0	67.2	2.7	4.1
Mexico	34.4	29.3	5.1	17.3	11.8	9.9	1.9	19.5
Venezuela	26.5	28.5	(2.1)	(7.3)	6.9	8.9	(2.0)	(22.3)
Other Countries	30.0	26.1	3.9	15.0	11.2	8.4	2.8	33.3
Total Net Revenues	$ 588.1	$ 471.1	$ 117.1	24.9%	$ 230.8	$ 168.6	$ 62.2	36.9%

(*)    Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments of the quarter

Office building acquisition agreement in Buenos Aires

In August 2016, our Argentine subsidiary acquired 6,057 square meters and 50 parking spaces, in an office building in process of construction located in Buenos Aires, for a total amount of Argentine pesos $481.4 million or approximately $31.4 million, plus VAT. The price of the transaction is payable as follows: i) $9.4 million was paid at the date of signing the purchase agreement and recorded as an advance for fixed assets within non-current Other assets, ii) $19.0 million will be paid in 14 monthly installments as from July 2017, and (iii) 3.0 million will be paid once the properties are delivered by the seller. According to the purchase agreement, 2,224 square meters will be delivered in September 2017 and 3,833 square meters will be delivered in September 2018. In connection with this acquisition, the Company may be granted with certain sales tax reliefs upon receiving definitive approval of the project from the City of Buenos Aires government.

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

The following table summarizes our consolidated net revenues by revenue stream for the nine and three-month periods ended September 30, 2016 and 2015:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30, (*)
Consolidated net revenues by revenue stream	2016	2015	2016	2015
	(in millions)		(in millions)
Marketplace	$341.7	$286.5	134.4	$98.6
Non-Marketplace (**)	246.4	184.5	96.5	70.1
Total	$588.1	$471.1	230.8	$168.6

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

Revenues for Non-Marketplace services are generated from:

•	financing fees;
•	off-platform payment fees;
•	motor vehicles listings up-front fees;
•	ad sales up-front fees;
•	real estate listings up-front fees;
•	shipping fees; and
•	fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with Non-Marketplace-platform transactions;
•	commissions from additional fees we charge when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our Marketplace platform; and
•	revenues related to sale of points of sale.

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

Our Advertising revenues are generated by selling either display product and/or text link ads throughout our websites to interested advertisers.

Finally, our shipping revenues are generated when a buyer elects to receive the item through our shipping service.

When more than one service is included in one single arrangement with the customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective estimated selling prices.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine-month periods ended September 30, 2016 and 2015, no single customer accounted for more than 5.0% of our net revenues.

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

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues.  These taxes represented 9.0% and 9.5% of net revenues for the nine and three-month periods ended September 30, 2016, as compared to 8.0% and 8.7%, respectively, for the same respective periods in 2015, mainly due to an increase in shipping and finance cost which are accounted for net of its costs in net revenues.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization and hosting, website operation fees and cost of point of sales (“MPOS”) sold.

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

As of September 30, 2016, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 659 BsF per U.S. dollar.

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

The following table sets forth the assets, liabilities and net assets of the our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $13.4 million and $24.6 million, as of September 30, 2016 and December 31, 2015 and net revenues for the nine-month periods ended September 30, 2016 and 2015:

	Nine-month Periods Ended September 30,
	2016	2015
Venezuelan operations	(In millions)
Net Revenues	$ 26.5	$ 28.5

	September 30,	December 31,
	2016	2015
	(In millions)
Assets	56.6	65.4
Liabilities	(16.9)	(36.3)
Net Assets	$ 39.7	$ 29.1

As of September 30, 2016, the net assets (before intercompany eliminations) of our Venezuelan subsidiaries amounted to approximately 10.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.0% of our consolidated cash and investments.

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

The price of the Company’s common stock was greater than 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the Company’s fiscal quarter ended September 30, 2016. Therefore, as of September 30, 2016, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on October 1, 2016 and ending December 31, 2016. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes. As of the date of issuance of this report, none of the holders had requested conversion of the Notes.

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

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 and the three-month period ended September 30, 2016 as compared to the three-month period ended September 30, 2015  —   Debt” and Note 9 to our unaudited interim condensed consolidated financial statements.

Results of operations for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 and the three-month period ended September 30, 2016 as compared to the three-month period ended September 30, 2015

The selected financial data for the nine and three-month periods ended September 30, 2016 and 2015 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30,

2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or for any other period.

Statement of income data

	Nine-months Periods Ended September 30,		Three-month Periods Ended September 30,
(In millions)	2016 (*)	2015 (*)	2016 (*)	2015 (*)
	(Unaudited)		(Unaudited)
Net revenues	$588.1	$471.1	$230.8	$168.6
Cost of net revenues	(214.0)	(151.8)	(85.2)	(56.8)
Gross profit	374.1	319.2	145.6	111.8

Operating expenses:

Product and technology development	(72.2)	(53.9)	(26.1)	(17.0)
Sales and marketing	(107.7)	(86.4)	(39.7)	(31.1)
General and administrative	(64.1)	(57.1)	(26.2)	(18.4)
Impairment of Long-Lived Assets	(13.7)	(16.2)	-	-
Total operating expenses	(257.7)	(213.7)	(91.9)	(66.5)
Income from operations	116.4	105.5	53.7	45.3

Other income (expenses):
Interest income and other financial gains	25.2	14.8	9.9	5.8
Interest expense and other financial charges	(18.8)	(16.2)	(6.5)	(6.0)
Foreign currency (loss) gain	(5.1)	(6.6)	(4.8)	2.6
Net income before income / asset tax expense	117.7	97.5	52.3	47.6

Income / asset tax expense	(32.7)	(30.6)	(13.4)	(2.0)
Net income	$85.0	$66.8	$38.9	$45.6

(*) The table above may not total due to rounding.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace streams, driven by the strong growth of our key operational metrics. Our net revenues grew 24.9% in the nine-month period ended September 30, 2016 as compared to the same period in 2015. Our successful items sold and total payment volume increased 41.3% and 46.3%, respectively, in the nine-month period ended September 30, 2016 as compared to the same period in 2015. Additionally, our number of confirmed registered users was a 20.2% higher as of September 30, 2016 as compared to the number of confirmed registered users as of September 30, 2015. Furthermore, our GMV increased 13.2% in the nine-month period ended September 30, 2016 as compared to the same period in 2015.

Our net revenues grew 36.9% in the three-month period ended September 30, 2016 as compared to the same period in 2015. Our successful items sold and total payment volume increased 40.0% and 52.7%, respectively, in the three-month period ended September 30, 2016 as compared to the same period in 2015. Additionally, our number of confirmed registered users was a 20.2% higher as of September 30, 2016 as compared to the number of confirmed registered users as of September 30, 2015. Furthermore, our GMV increased 10.8% in the three-month period ended September 30, 2016 as compared to the same period in 2015.

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

Our gross profit margins were 63.6% and 67.8% for the nine-month periods ended September 30, 2016 and 2015, respectively. For the three-month periods ended September 30, 2016 and 2015, our gross profit margins were 63.1% and 66.3%, respectively. The decrease in our gross profit margins resulted primarily from:

(i) Higher penetration of our payments and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the nine and three-month period ended September 30, 2016, total volume of payments on marketplace represented 66.4% and 74.5% of our total gross merchandise volume (“GMV”) (excluding motor vehicles, vessels, aircraft and real estate), respectively; as compared to 51.6% and 54.4 % for the nine and three-month period ended September 30, 2015, respectively. Additionally, for the nine and three-month period ended September 30, 2016, the total number of items shipped through our shipping solution represented 46.8% and 48.5% of our total number of successful items sold, respectively; as compared to 33.2%  and 36.5% for the nine and three-month periods ended September 30, 2015, respectively. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins. In addition, our financing and shipping revenues are disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins. For the nine-month period ended September 30, 2016, collection fees and sales taxes increased $26.0 million and $15.3 million, respectively, as compared to the nine-month period ended September 30, 2015. For the three-month period ended September 30, 2016, collection fees and sales taxes increased $11.3 million and $7.2 million, respectively, as compared to the same period in 2015.

(ii) Increased customer support costs of $10.7 million and $5.8 million for the nine and three-month periods ended September 30, 2016, respectively, as compared in each case with the same period in 2015; mainly as a consequence of salaries and wages. The number of employees related to customer support were 1,740 as of September 30, 2016 as compared with 1,375 as of September 30, 2015.

In the future, gross profit margins could decline if the penetration of our payment solution and shipping grows faster than our marketplace.

Operating income margins

For the nine-month period ended September 30, 2016 as compared to the same period in 2015, our operating income margin decreased from 22.4% to 19.8%,  as a consequence of increases in costs of net revenues, as described in Gross profit margins section above, increases in product and technology development expenses (driven mainly salaries and wages and maintenance expenses) and in sales and marketing expenses (driven mainly by portal deals and buyer protection program expenses). For the three-month period ended September 30, 2016 as compared to the same period in 2015, our operating income margin decreased from 26.8% to 23.3%, as a consequence of increases in costs of net revenues, as described in Gross profit margins section above, increases in product and technology development expenses (driven mainly salaries and wages and maintenance expenses), in sales and marketing (driven mainly by portal deals and buyer protection program expenses), and in general and administrative expenses (mainly driven by salaries and wages).

We anticipate that as we continue to invest in product development, sales, marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and at some point we could continue experiencing decreases in operating income margins.

Other Data

	Nine-months Periods Ended September 30,		Three-month Periods Ended September 30,
(in millions)	2016 (*)	2015 (*)	2016 (*)	2015 (*)

Number of confirmed registered users at end of period (1)	166.3	138.4	166.3	138.4
Number of confirmed new registered users during period (2)	21.7	17.4	7.7	6.1
Gross merchandise volume (3)	$5,826.0	$5,144.6	$2,040.2	$1,842.1
Number of successful items sold (4)	129.6	91.7	47.6	34.0
Number of successful items shipped (5)	60.7	30.4	23.1	12.4
Total payment volume (6)	$5,306.9	$3,627.7	$2,114.0	$1,384.4
Total volume of payments on marketplace (7)	$3,867.6	$2,655.3	$1,519.9	$1,002.3
Total payment transactions (8)	96.2	54.9	36.8	22.0
Capital expenditures	$69.0	$83.4	$24.1	$13.2
Depreciation and amortization	$20.7	$17.0	$7.5	$6.0

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.

Net revenues

	Nine-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,		to 2016 (*)		September 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$ 588.1	$ 471.1	$ 117.1	24.9%	$ 230.8	$ 168.6	$ 62.2	36.9%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Nine-month Periods Ended			Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,			to 2016 (**)		September 30,		to 2016 (**)
Consolidated Net Revenues by revenue stream	2016	2015	2010	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)					(in millions, except percentages)
Brazil
Marketplace	$ 172.7	$ 120.6		$ 52.0	43.1%	$ 74.7	$ 39.4	$ 35.3	89.6%
Non-Marketplace	138.8	95.0		43.8	46.1%	56.3	34.9	21.4	61.3%
	311.4	215.7		95.8	44.4%	131.0	74.3	56.7	76.4%
Argentina
Marketplace	$ 112.8	$ 109.8		$ 3.0	2.7%	$ 41.2	$ 42.1	$ (0.9)	-2.2%
Non-Marketplace	73.1	61.7		11.4	18.5%	28.8	25.1	3.7	14.6%
	185.9	171.5		14.4	8.4%	70.0	67.2	2.7	4.1%
Mexico
Marketplace	$ 20.0	$ 17.5		$ 2.4	13.8%	$ 7.6	$ 5.2	$ 2.3	44.9%
Non-Marketplace	14.4	11.8		2.6	22.4%	4.3	4.7	(0.4)	-8.9%
	34.4	29.3		5.1	17.3%	11.8	9.9	1.9	19.5%
Venezuela
Marketplace	$ 24.0	$ 25.9		$ (2.0)	-7.6%	$ 6.1	$ 8.0	$ (2.0)	-24.4%
Non-Marketplace	2.5	2.6		(0.1)	-4.6%	0.8	0.8	(0.0)	-1.8%
	26.5	28.5		(2.1)	-7.3%	6.9	8.9	(2.0)	-22.3%
Other countries
Marketplace	$ 12.4	$ 12.6		$ (0.2)	-1.8%	$ 4.8	$ 3.8	$ 1.0	26.5%
Non-Marketplace	17.6	13.5		4.1	30.7%	6.4	4.6	1.8	38.9%
	30.0	26.1		3.9	15.0%	11.2	8.4	2.8	33.3%

Marketplace	341.7	286.5		55.2	19.3%	134.4	98.6	35.8	36.3%
Non-Marketplace (*)	246.4	184.5		61.8	33.5%	96.5	70.1	26.4	37.7%
Total	$ 588.1	$ 471.1		$ 117.1	24.9%	$ 230.8	$ 168.6	$ 62.2	36.9%

(*) Includes, among other things, ad sales, real estate listings, motor vehicles listings, financing fees, off-platform payment fees, shipping fees and other ancillary services.

(**) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our total net revenues for the nine and three-month periods ended September 30, 2016 and 2015, increased in our three main geographic segments.

Brazil

Marketplace revenue in Brazil increased 43.1% in the nine-month period ended September 30, 2016 as compared to the same period in 2015.  The increase was primarily a consequence of a 58.9% increase in local currency volume and a 1.2%  increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume), partially offset by a 11.0%  devaluation of local currency. The Non-Marketplace business grew 46.1%, a $43.8 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users, volume of items shipped and in ad sales.

Marketplace revenue in Brazil increased 89.6% in the three-month period ended September 30, 2016 as compared to the same period in 2015.  The increase was primarily a consequence of a 53.8% increase in local currency volume, a 13.0%  increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume) and a 9.1%  appreciation of local currency. The Non-Marketplace business grew 61.3%, a $21.4 million increase, during the same period, mainly driven by increases in the volume of financing and shipping transactions and in ad sales.

Argentina

Marketplace revenues of our Argentine segment increased 2.7%  in the nine-month period ended September 30, 2016 as  compared to the same period in 2015.  The increase was primarily a consequence of a 57.2% increase in local currency volume and an increase of 6.4% in our take rate (which we define as net revenues as a percentage of gross merchandise volume), partially offset by a 38.6%  devaluation of local currency. The Non-Marketplace business grew 18.5%, a $11.4 million increase, during the same period, mainly driven by increases in the volume of payments of off-platform transactions offered to our users, the volume of shipped items and ad sales.

Marketplace revenues of our Argentine segment decreased 2.2%  in the three-month period ended September 30, 2016 as  compared to the same period in 2015.  The decrease was primarily a consequence of a 38.1% devaluation of local currency, partially offset by a 35.8% increase in local currency volume and an increase of 16.3% in our take rate (which we define as net revenues as a percentage of gross merchandise volume).  The Non-Marketplace business grew 14.6%, a $3.7 million increase, during the same period, mainly driven by increases in the volume of payments of off-platform transactions and financing offered to our users and the volume of shipped items.

Mexico

Marketplace revenues of our Mexican segment increased by approximately 13.8%  in the nine-month period ended September 30, 2016, as compared to the same period in 2015,  mainly due to a 14.4% increase in local currency volume and a 17.0%  increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume), partially offset by a local currency devaluation of 14.9%. The Non-Marketplace business increased 22.4% or $2.6 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users and shipping transactions.

Marketplace revenues of our Mexican segment d by approximately 44.9% in the three-month period ended September 30, 2016, as compared to the same period in 2015, mainly due to a 17.1% increase in local currency volume and a 41.1% increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume), partially offset by a local currency devaluation of 12.3%. The Non-Marketplace business decreased 8.9% or $0.4 million during the same period, mainly driven a decrease in our classified fees.

Venezuela

Marketplace revenues of our Venezuelan segment decreased by approximately 7.6%  in the nine-month period ended September 30, 2016, as compared to the same period in 2015, mainly due to local currency devaluation of 65.6%, partially offset by a 157.1% increase in local currency volume and a 4.7% increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume).  The Non-Marketplace business decreased 4.6%, or $0.1 million during the same period, mainly due to the devaluation mentioned above, which was partially offset by an increase in the volume of transactions.

Marketplace revenues of our Venezuelan segment decreased by approximately 24.4%  in the three-month period ended September 30, 2016, when compared to the same period in 2015, mainly due to local currency devaluation of 69.2%, partially offset by a 93.1% increase in local currency volume and a 27.0% increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume). The Non-Marketplace business decreased 1.8% mainly due to the local currency devaluation.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2016
Net revenues	$ 157.6	$ 199.6	$ 230.8	n/a
Percent change from prior quarter	-13%	27%	16%
2015
Net revenues	$ 148.1	$ 154.3	$ 168.6	$ 180.7
Percent change from prior quarter	-8%	4%	9%	7%
2014
Net revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Percent change from prior quarter	-14%	14%	12%	9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the nine and three-month period ended September 30, 2016 as compared to the same period in 2015:

	Changes from 2015 to 2016 (*)
(% of revenue growth in Local Currency)	Nine-months	Three-months
Brazil	59.7%	62.5%
Argentina	75.8%	68.0%
Mexico	37.8%	36.4%
Venezuela	181.7%	152.1%
Other Countries	27.1%	33.0%
Total Consolidated	71.1%	66.3%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2015 and applying them to the corresponding months in 2016, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the nine and three-month period ended September 30, 2016, which we do not control. The increase in average selling prices is a consequence of: (i) high inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our Marketplace.

In the case of Argentina, the increase in our net revenues is due to an increase in the Argentine successful items volume during the nine and three-month period ended September 30, 2016. Additionally, the increase in our net revenues is a consequence of an increase in shipped items volume and increases in our MercadoPago transactions.

In Brazil, the significant increase in local currency growth, as compared to U.S. dollar growth, is a consequence of an increase of our Brazilian Marketplace volume and our shipped items volume and increases in our MercadoPago transactions.

Cost of net revenues

	Nine-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,		to 2016 (*)		September 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 214.0	$ 151.8	$ 62.2	40.9%	$ 85.2	$ 56.8	$ 28.4	50.0%
As a percentage of net revenues (*)	36.4%	32.2%			36.9%	33.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2016 as compared to the same period of 2015, the increase of $62.2 million in cost of net revenues was primarily attributable to: i) an increase in collection fees of  $26.0 million, or 32.6%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries; ii) an increase in sales taxes amounting to $15.3 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $10.7 million increase in customer support costs mainly as a consequence of salaries and wages, iv) $3.1 million in hosting costs; and v) a $4.0 million increase in mobile points of sale costs.

For the three-month period ended September 30, 2016 as compared to the same period of 2015, the increase of $28.4 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $11.3 million, or 36.8%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries; ii) an increase in sales taxes amounting to $7.2 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $5.8 million increase in customer support costs mainly as a consequence of salaries and wages; iv) $0.9 million in hosting costs; and v) a $1.6 million increase in mobile points of sale costs.

Product and technology development expenses

	Nine-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,		to 2016 (*)		September 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 72.2	$ 53.9	$ 18.3	33.9%	$ 26.1	$ 17.0	$ 9.0	53%
As a percentage of net revenues (*)	12.3%	11.4%			11.3%	10.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine and three-month periods ended September 30, 2016, the increase in product and technology development expenses as compared to the same periods in 2015 amounted to $18.3 million and $9.0 million respectively. These increases were primarily attributable to: i) an increase of $8.0 million and $4.8 million in salaries and wages, respectively; ii) an  increase in maintenance expenses of $3.1 and $1.0 million, respectively; iii) an increase in depreciation and amortization expenses of $3.2 million and $1.2 million, respectively; and iv) an increase in other product and technology development expenses of $3.9 million and $2.0 million, respectively.

We believe development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Nine-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,		to 2016 (*)		September 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 107.7	$ 86.4	$ 21.3	24.6%	$ 39.7	$ 31.1	$ 8.6	27.6%
As a percentage of net revenues (*)	18.3%	18.4%			17.2%	18.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2016, the $21.3 million increase in sales and marketing expenses when compared to the same period in 2015 was primarily attributable to: i) an increase of $9.4 million in on line portal deals expenses; ii) a $4.3 million in our buyer protection program expense; iii) a $5 million increase in salaries and wages; and iv) a $4.7 million decrease in other marketing expenses; partially offset by a $2.6 million decrease in our offline advertising expenses.

For the three-month period ended September 30, 2016, the $8.6 million increase in sales and marketing expenses when compared to the same period in 2015 was primarily attributable to: i) an increase of $4.6 million in on line portal deals expenses; ii) a $2.7 million increase in salaries and wages and iii) a $0.6 million decrease in other marketing expenses; partially offset by a $2.0 million decrease in our offline advertising expenses.

General and administrative expenses

	Nine-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,		to 2016 (*)		September 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 64.1	$ 57.1	$ 6.9	12.1%	$ 26.2	$ 18.4	$ 7.8	42.3%
As a percentage of net revenues (*)	10.9%	12.1%			11.3%	10.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2016, the $6.9 million increase in general and administrative expenses when compared to the same period in 2015 was primarily attributable to a $7.6 million increase in salaries and wages. This increase was partially offset by: i) a $2.9 million decrease in other general and administrative expenses; ii) a $0.6 million decrease in depreciation and amortization expenses; iii) a $0.2 million decrease in audit and legal fees; and iv) a $0.3 million decrease in tax and other fees.

For the three-month period ended September 30, 2016, the $7.8 million increase in general and administrative expenses when compared to the same period in 2015 was primarily attributable to: i) a $8.0 million increase in salaries and wages; and ii) a $0.3 million increase in audit and legal fees. This increase was partially offset by a $0.6 million decrease in tax and other fess.

Impairment of Long-Lived assets

	Nine-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,		to 2016 (*)		September 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ 13.7	$ 16.2	$ (2.5)	-15.5%	$ —	$ —	$ —	0.0%
As a percentage of net revenues (*)	2.3%	3.4%			0.0%	0.0%

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

Other income / (expense), net

	Nine-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,		to 2016 (*)		September 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$ 1.3	$ (8.0)	$ 9.4	-116.5%	$ (1.4)	$ 2.3	$ (3.8)	-160.9%
As a percentage of net revenues (*)	0.2%	-1.7%			-0.6%	1.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2016, the $9.4 million increase in other income (expense), net when compared to the same period in 2015 was primarily attributable to: i) a $10.5 million increase in interest income arising from our financial investments in Brazil and Argentina; and ii) a decrease in foreign exchange loss of $1.6 million, from $6.6 million in 2015 to $5.1 million in 2016. The 2015 foreign exchange loss was a consequence of a $20.7 million foreign exchange loss in Venezuela as a result of start using the SIMADI exchange rate since March 31, 2015, partially offset by a foreign exchange gain of $14.5 million arising from the Reais revaluation over our U.S. Dollar net liability position in Brazil. The 2016 foreign exchange loss was a consequence of a $7.4 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela and a $3.7 million loss arising from the Mexican Peso devaluation over our U.S. Dollar net liability position in Mexico, partially offset by a $6.5 million gain arising from the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina and a $0.8 million gain arising from the Reais revaluation over our U.S. Dollar net liability position in Brazil. These increases were partially offset by  a  $2.6 million increase in interest expense due mainly to the mortgage loan entered into in the third quarter of 2015 for the acquisition of real estate in Venezuela, and other financial charges in Brazil.

For the three-month period ended September 30, 2016, the $3.8 million decrease in other income (expense), net when compared to the same period in 2015 was primarily attributable to: i) a $0.5 million increase in interest expense due mainly to the mortgage loan entered into in Venezuela in the third quarter of 2015, and other financial charges in Brazil, and ii) an increase in foreign exchange loss of $7.4 million, from a $2.6 million gain in 2015 to a $4.8 million loss in 2016. The 2015 foreign exchange gain was mainly as a consequence of a $5.7 million gain arising from the Reais revaluation over our U.S. Dollar net liability position in Brazil, partially offset by a $2.3 million loss arising from the Mexican Peso devaluation over our U.S. Dollar net liability position in Mexico.

The 2016 foreign exchange loss was mainly as a consequence of a $2.1 million loss arising from the Reais devaluation over our U.S. Dollar net liability position in Brazil and a $1.7 million loss arising from the Mexican Peso devaluation over our U.S. Dollar net liability position in Mexico. These decreases were partially offset by  a  $4.1 million increase in interest income arising from our financial investments in Brazil and Argentina.

Income and asset tax

	Nine-month Periods Ended		Change from 2015		Three-month Periods Ended		Change from 2015
	September 30,		to 2016 (*)		September 30,		to 2016 (*)
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$ 32.7	$ 30.6	$ 2.1	6.7%	$ 13.4	$ 2.0	$ 11.4	576.8%
As a percentage of net revenues (*)	5.6%	6.5%			5.8%	1.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the nine and three-month periods ended September 30, 2016 as compared to the same periods in 2015, income and asset tax increased by $2.1 million and $11.4 million, respectively, mainly as a consequence of: i) an increase in our pre-tax gains mainly in our Argentine and Brazilian subsidiaries; and ii) the tax holiday granted to our Argentine subsidiary related to the new software development law recorded in the third quarter of 2015 that was proportionally higher than the tax holiday granted in 2016, as it included a retroactive application from September 18, 2014.

As a result of the application of this tax benefit, we recorded an income tax benefit of $16.0 million and $6.8 million for the nine and three-month periods ended September 30, 2016, respectively. Furthermore, the Company recorded a labor cost benefit of $4.2 million and $2.2 million for the nine and three-month periods ended September 30, 2016, respectively. Additionally, $1.4 million and $0.6 million were accrued to pay software development law audit fees during the nine and three-month periods ended September 30, 2016, respectively. During the third quarter of 2015, we recorded an income tax benefit of $16.0 million, a labor cost benefit of $4.2 million and $1.4 million were accrued to pay software development law audit fees. Labor cost benefits and software development law audit fees are not included within “Income and asset tax” line item.

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

The following table summarizes our blended and effective tax rates for the nine and three-month periods ended September 30, 2016 and 2015:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2016	2015	2016	2015
Blended tax rate	27.8%	31.4%	25.6%	4.1%
Effective tax rate	31.4%	31.4%	28%	4.0%

Our blended and effective tax rate for the nine-month period ended September 30, 2016 decreased as compared to the same period in 2015 mainly due to the one-time loss recorded in our Venezuelan subsidiaries during the first quarter of 2015 related to the impairment of long-lived assets (which is not deductible for tax purposes) and the devaluation of the BsF net asset position. The 2015 effect was higher to the one-time loss recorded in the second quarter of 2016 and for that reason our blended and effective tax rate decreased.

Our blended and effective tax rate for the three-month period ended September 30, 2016 increased as compared to the same period in 2015, mainly due to the tax holiday granted to our Argentine subsidiary related to the new software development law recorded in the third quarter of 2015,  which was proportionally higher than the tax holiday granted in 2016, as it included a retroactive application from September 18, 2014.

The following table sets forth our effective income tax rate related to our main segments for the nine and three-month periods ended September 30, 2016 and 2015:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2016	2015	2016	2015
Effective tax rate by country
Argentina	20.2%	13.2%	21.2%	-19.6%
Brazil	26.1%	30.1%	23.5%	35.3%
Venezuela	-0.6%	-0.7%	20.9%	1.2%
Mexico	-9.0%	-25.1%	-6.3%	-0.8%

The increase in the effective income tax rate in our Argentine subsidiaries during the nine and three-month periods ended September 30, 2016 as compared to the same periods in 2015, is due to the tax holiday granted during third quarter of 2015 to our Argentine subsidiary related to the new software development law, which was higher to the tax holiday recorded in the third quarter of 2016, as it included a retroactive application from September 18, 2014..

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

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving the Company’s application for eligibility under the new software development law for the Company’s Argentinean subsidiary, Mercadolibre S.R.L. Furthermore, on September 18, 2016, the Argentine Industry Secretary issued Resolutions 93/2016 and 97/2016 approving the Company’s application for eligibility under the new software development law for the Company’s Argentinean subsidiaries, Neosur S.RL. and Business Vision S.A. As a result, the Company’s Argentinean subsidiaries have been granted a tax holiday retroactive from September 18, 2014 for its software developments activities. A portion of the benefits available to beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

The decrease in our Brazilian effective income tax rate for the nine and three-month periods ended September 30, 2016 as compared to the same periods in 2015, was mainly related to temporary differences deducted in the current period.

The increase in our Mexican effective income tax rate for the nine-month period ended September 30, 2016 as compared with the same period in 2015, is due to the higher pre-tax losses recorded during 2016 as a result of the devaluation in that country. The foreign exchange loss is a consequence of U.S. dollars liabilities assumed to acquire an online classified business. The decrease in our Mexican effective income tax rate for the three-month period ended September 30, 2016 as compared with the same period in 2015, is due to the use of previous tax loss carryforwards during the third quarter of 2015.

For the nine and three-month periods ended September 30, 2016 and 2015, our Venezuelan effective income tax rate was driven by losses recorded in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange losses, which generated a net loss before income tax. The impairment of long-lived assets charge is non-deductible for tax purposes. The main difference year over year is that in the three-month period ended September 30, 2016, the loss carryforward generated by the devaluation of the local currency was considered not recoverable for tax purposes, while in 2015 it was considered recoverable and for that reason we record a deferred tax asset.

We do not expect the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions, except for percentages)	Nine-month Period Ended September 30, 2016

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 311.4	$ 185.9	$ 34.4	$ 26.5	$ 30.0	$ 588.1
Direct costs	(188.8)	(105.2)	(29.0)	(12.7)	(21.3)	(357.0)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	(13.7)
Direct contribution	122.7	80.7	5.4	0.0	8.7	217.4
Margin	39.4%	43.4%	15.6%	0.2%	29.0%	37.0%

	Nine-month Period Ended September 30, 2015

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 215.7	$ 171.5	$ 29.3	$ 28.5	$ 26.1	$ 471.1
Direct costs	(127.4)	(92.5)	(21.2)	$ (10.5)	(16.4)	(268.1)
Impairment of Long-lived Assets	—	—	—	(16.2)	—	(16.2)
Direct contribution	88.2	78.9	8.1	1.8	9.6	186.8
Margin	40.9%	46.0%	27.8%	6.3%	37.0%	39.7%

	Change from the Nine-month Period Ended September 30, 2015 to September 30, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 95.8	$ 14.4	$ 5.1	$ (2.1)	$ 3.9	$ 117.1
in %	44.4%	8.4%	17.3%	-7.3%	15.0%	24.9%
Direct costs
in Dollars	$ (61.4)	$ (12.7)	$ (7.8)	$ (2.2)	$ (4.9)	$ (88.9)
in %	48.2%	13.7%	37.0%	20.9%	29.5%	33.2%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 2.5	$ —	$ 2.5
in %	0.0%	0.0%	0.0%	-15.5%	0.0%	-15.5%
Direct contribution
in Dollars	$ 34.4	$ 1.7	$ (2.8)	$ (1.8)	$ (0.9)	$ 30.7
in %	39.0%	2.2%	-34.0%	-97.6%	-9.8%	16.4%

(In millions, except for percentages)	Three-month Period Ended September 30, 2016

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 131.0	$ 70.0	$ 11.8	$ 6.9	$ 11.2	$ 230.8
Direct costs	(77.0)	(39.0)	(10.4)	(3.5)	(7.9)	(137.8)
Direct contribution	54.0	31.0	1.5	3.4	3.2	93.1
Margin	41.2%	44.2%	12.3%	49.7%	28.9%	40.3%

	Three-month Period Ended September 30, 2015

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 74.3	$ 67.2	$ 9.9	$ 8.9	$ 8.4	$ 168.6
Direct costs	(43.7)	(38.7)	(8.6)	(3.7)	(5.3)	(100.0)
Direct contribution	30.6	28.5	1.3	5.2	3.0	68.6
Margin	41.1%	42.4%	13.4%	58.6%	36.2%	40.7%

	Change from the Three-month Period Ended September 30, 2015 to September 30, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 56.7	$ 2.7	$ 1.9	$ (2.0)	$ 2.8	$ 62.2
in %	76.3%	4.1%	19.5%	-22.3%	33.3%	36.9%
Direct costs
in Dollars	$ (33.3)	$ (0.3)	$ (1.8)	$ 0.2	$ (2.6)	$ (37.8)
in %	76.1%	0.8%	20.9%	-5.5%	48.6%	37.8%
Direct contribution
in Dollars	$ 23.4	$ 2.4	$ 0.1	$ (1.8)	$ 0.2	$ 24.4
in %	76.7%	8.5%	10.2%	-34.1%	6.3%	35.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the nine and three-month periods ended September 30, 2016 as compared to the same periods in 2015, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the nine-month period ended September 30, 2016 as compared to the same period in 2015, direct costs increased by 48.2%, mainly driven by: i) a 61.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs and salaries and wages; ii) a 75.7% increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses; iii) a 32.8% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, online marketing expenses, salaries and wages and other marketing expenses; and iv) a 14.2% increase in general and administrative expenses.

For the three-month period ended September 30, 2016 as compared to the same period in 2015, direct costs increased by 76.1%, mainly driven by: i) a 98.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs and salaries and wages; ii) a 84.1% increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses; iii) a 43.3% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, online marketing expenses, salaries and wages and other marketing expenses; and iv) a 59.9% increase in general and administrative expenses, mainly due to an increase in salaries and wages.

Argentina

For the nine-month period ended September 30, 2016 as compared to the same period in 2015, direct costs increased by 13.7%, mainly driven by: i) a 19.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago business, customer support costs and sales taxes; and ii) a 83.2%  increase in product and technology development expenses, mainly due to higher depreciation and amortization expenses. These increases were partially offset by: i) a 26.8% decrease in general and administrative expenses; and ii) a 3.2% decrease in sales and marketing expenses.

For the three-month period ended September 30, 2016 as compared to the same period in 2015, direct costs increased by 0.8%, mainly driven by: i) a 8.3% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago, and customer support costs; and ii) a 46.7% increase in product and technology development expenses, mainly due to higher depreciation and amortization expenses. These increases were partially offset by: i) a 52% decrease in general and administrative expenses, mainly attributable to a decrease in tax and other fees; and ii) a 16.5% decrease in sales and marketing expenses, mainly attributable to a decrease in offline and online marketing expenses.

Mexico

For the nine-month period ended September 30, 2016 as compared to the same period in 2015, direct costs increased by 37.0%, mainly driven by: i) a 60.1% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration and customer support costs; ii) a 33.3% increase in sales and marketing expenses, mainly due to increases in online marketing expenses; iii) a  44.4% increase in product and technology development expenses as a result of increases in salaries and wages and depreciation and amortization expenses and iv) a 12.1% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

For the three-month period ended September 30, 2016 as compared to the same period in 2015, direct costs increased by 20.9%, mainly driven by: i) a 16.5% increase in sales and marketing expenses, mainly due to increases in online marketing expenses, salaries and wages, chargeback expenses and higher buyer protection program expenses; and ii) a 59.6% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration and customer support costs. These increases were partially offset by: i) a 11.5% decrease in general and administrative expenses; and ii) a 10.1% decrease in product and technology development expenses.

Venezuela

During first quarter of 2015 and the second quarter of 2016, we recorded an impairment of long-lived assets of $16.2 million and $13.7 million respectively in our Venezuelan subsidiaries.

For the nine-month period ended September 30, 2016 as compared to the same period in 2015, direct costs increased by 20.9%, mainly driven by: i) a  30.7% increase in sales and marketing expenses that was mainly attributable to an increase in bad debt expenses and chargeback expenses; ii) a  14.5% increase in cost of net revenues that was mainly attributable to an increase in customer support costs and certain new taxes on payment business; and iii) a 423.7%  increase in product and technology development expenses attributable to an increase in depreciation and amortization expenses. These increases were partially offset by a 15.3% decrease in general and administrative expenses, mainly due to decreases in depreciation and amortization expenses.

For the three-month period ended September 30, 2016 as compared to the same period in 2015, direct costs decreased by 5.5%, mainly driven by: i) a 34.9% decrease in general and administrative expenses, mainly attributable to a decrease in depreciation and amortization expenses; ii) a 7.2% decrease in cost of revenues, mainly attributable to a decrease in collection fees and customer services expenses; and iii) a 4.0% decrease in sales and marketing expenses. These decreases were partially offset by a  262.8%  increase in product and technology development expenses attributable to an increase in depreciation and amortization expenses.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interest payments on our Convertible Notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We issued on June 30, 2014, $330 million principal balance of Convertible Notes for net proceeds to us of approximately $321.7 million. We have funded MercadoPago mainly by discounting credit card receivables and through cash advances derived from our business.

As of September 30, 2016, our main source of liquidity, amounting to $471.6 million of cash and cash equivalents and short-term investments and $155.2 million of long-term investments, was provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of September 30, 2016 cash and investments of foreign subsidiaries amounted to $343.5 million, or 54.8% of our consolidated cash and investments, and approximately 41.7% of our consolidated cash and investments were held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2016 and 2015:

	Nine-month Periods Ended
	September 30, (*)
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$ 147.7	$ 111.3
Investing activities	(91.9)	(94.9)
Financing activities	(20.4)	(18.7)
Effect of exchange rates on cash and cash equivalents	(14.3)	(47.8)
Net decrease in cash and cash equivalents	$ 21.1	$ (50.1)

(*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Nine-month Periods Ended
	September 30,		Change from 2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Operating activities	$ 147.7	$ 111.3	$ 36.4	32.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $36.4 million increase in net cash provided by operating activities during the nine-month period ended September 30, 2016, as compared to the same period in 2015, was primarily driven by a $47.7 million decrease in accounts receivables, a $29.5 million decrease in credit card receivables and a $18.2 million increase in our net income; which was partially offset by a $53.0 million decrease in accounts payables and accrued expenses.

Net cash used in investing activities

	Nine-month Periods Ended
	September 30,		Change from 2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Investing activities	$ (91.9)	$ (94.9)	$ 2.9	-3.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the nine-month period ended September 30, 2016 resulted mainly from purchases of investments of $2,548.1 million, which was partially offset by proceeds from the sale and maturity of investments of $2,525.1 million, as part of our financial strategy. We used $55.6 million in the purchase of property plant and equipment (mainly in our Argentine and Brazilian offices and in information technology in Argentina and Brazil), $7.3 million to fund the acquisitions of Monits S.A. and Axado, and $6.1 million in advances for property and equipment.

Net cash used in financing activities

	Nine-month Periods Ended
	September 30,		Change from 2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (20.4)	$ (18.7)	$ (1.6)	8.8%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2016, our primary use of cash was to fund $17.8 million in cash dividends and $6.5 million for the payments on loans payable and other financing. In addition, we generated $3.9 million proceeds from our loans payable and other financial liabilities.

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

The price of our common stock was greater than 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of our fiscal quarter ended September 30, 2016. Therefore, as of September 30, 2016, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on October 1, 2016 and ending December 31, 2016. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis.

As of the date of issuance of this report, none of the holders had requested conversion of the Notes.

The total estimated fair value of the Notes was $511.9 million and $364.7 million as of September 30, 2016 and December 31, 2015, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. Based on the $185.0 closing price of the Company’s common stock on September 30, 2016, the if-converted value of the Notes exceeded their principal amount by approximately $154.4 million.

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

Office building acquisition agreements in Caracas

During the third quarter of 2015, we obtained (through our Venezuelan subsidiary) a mortgage loan from Banco del Caribe, C.A. Banco Universal to fund a portion of the acquisition of five offices under construction in Caracas, Venezuela,  of BsF $1,000 million to be paid in monthly installments over five years and which bears a fixed interest rate of 24% per annum. The mortgage was constituted over the offices acquired up to an amount of BsF $2,000 million to cover the amounts due to the bank. As of September 30, 2016, the amount due in relation to the mentioned mortgage loan amounts to BsF $793 million, or $1 million.

Cash Dividends

In each of February, April, July and November of 2015, our board of directors declared quarterly cash dividends of $4.5 million (or $0.103 per share on our outstanding shares of common stock). The dividends were paid on April 16, July 16, October 16, 2015 and January 15, 2016 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 31, 2015, respectively.

On February 19, 2016, May 4, 2016 and August 2, 2016, our board of directors approved a quarterly cash dividend of $6.6 million (or $0.150 per share) on our outstanding shares of common stock. The first quarterly dividend was paid on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016. The second quarterly cash dividend was paid on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016. The third quarterly cash dividend was paid on October 14, 2016 to stockholders of record as of the close of business on September 30, 2016.

On November 1, 2016, our board of directors approved a quarterly cash dividend of $6,6 million (or $0.150 per share) on our outstanding shares of common stock. This quarterly dividend is payable on January 16, 2017 to stockholders of record as of the close of business on December 31, 2016.

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

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the nine-month periods ended September 30, 2016 and 2015 amounted to $69.0 million and $83.4 million, respectively.

During the nine-month period ended September 30, 2016 we invested $27.6 million in our Brazilian, Colombian and Argentinean offices, and $17.5 million in Information Technology in Argentina and Brazil.

During 2015, our Venezuelan subsidiary acquired five offices under construction, in Caracas, Venezuela for a total purchase price of BsF $4,645.6 million, or $23.4 million, for investment purposes and included in non-current other assets. Our Venezuelan subsidiary paid the purchase price in BsF, and funded the transaction with funds from its own operations and with a mortgage loan amounting to BsF $1,000 million to be paid in monthly installments over five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The offices are expected to be completed in August 2017.

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

In August 2016, our Argentine subsidiary acquired 6,057 square meters and 50 parking spaces, in an office building in process of construction located in Buenos Aires, for a total amount of Argentine pesos $481.4 million or approximately $31.4 million, plus VAT. The price of the transaction is payable as follows: i) $9.4 million was paid at the date of signing the purchase agreement and recorded as an advance for fixed assets within non-current Other assets, ii) $19.0 million will be paid in 14 monthly installments as from July 2017, and (iii) 3.0 million will be paid once the properties are delivered by the seller. According to the purchase agreement, 2,224 square meters will be delivered in September 2017 and 3,833 square meters will be delivered in September 2018. In connection with this acquisition, the Company may be granted with certain sales tax reliefs upon receiving definitive approval of the project from the City of Buenos Aires government.

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

Off-balance sheet arrangements

As of September 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

On August 26, 2016 the FASB issued the “ASU 2016-15—Statement of cash flows (Topic 230): Classification of certain cash receipts and cash payments”. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The new standard is effective for fiscal years beginning after December 15, 2017. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

On October 24, 2016 the FASB issued the “ASU 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. This update eliminates the exception that prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset or assets have been sold to an outside party. Consequently, this update requires to recognize the current and deferred income tax consequences of an intra-entity asset transfer when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2017. We are assessing the effects that the adoption of this accounting pronouncement may have on our financial statements.

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

Non-GAAP financial measures are provided to enhance investors’ overall understanding of our current financial performance. Specifically, we believe that free cash flow provides useful information to both management and investors by excluding payments for the acquisition of property and equipment, of intangible assets and of businesses net of cash acquired, that may not be indicative of our core operating results. In addition, we report free cash flows to investors because we believe that the inclusion of this measure provides consistency in our financial reporting.

Free cash flow represents cash from operating activities less payment and advances for the acquisition of property and equipment net of financial liabilities, intangible assets and acquired businesses net of cash acquired. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after the purchases of property and equipment, of intangible assets and of acquired businesses net of cash acquired. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period.

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015

Net Cash provided by Operating Activities	$ 147.7	$ 111.3	$ 102.8	$ 14.4
Payment for acquired business, net of cash acquired	(7.3)	(45.0)	-	-
Advance for property and equipment	(6.1)	(17.8)	(1.2)	(10.3)
Financial liabilities for acquisition of property and equipment	-	5.0	-	5.0
Purchase of intangible assets	(0.0)	(1.5)	(0.0)	(0.1)
Purchase of property and equipment	(55.5)	(19.1)	(22.9)	(2.8)
Free cash flow	78.7	32.9	78.7	6.3

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2016:

	Nine-months Periods Ended September 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2016	2015	Percentage Change	2016	2015	Percentage Change
Net revenues	$ 588.1	$ 471.1	24.9%	$ 805.9	$ 471.1	71.1%
Cost of net revenues	(214.0)	(151.8)	40.9%	(284.4)	(151.8)	87.3%
Gross profit	374.1	319.2	17.2%	521.5	319.2	63.4%

Operating expenses:	(244.0)	(197.5)	23.6%	(338.0)	(197.5)	71.1%
Impairment of Long-Lived Assets	(13.7)	(16.2)	-15.5%	(13.7)	(16.2)	-15.3%
Total operating expenses	(257.7)	(213.7)	20.6%	(351.7)	(213.7)	64.6%
Income from operations	116.4	105.5	10.3%	169.8	105.5	60.9%

(*) The table above may not total due to rounding.

	Three-months Periods Ended September 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2016	2015	Percentage Change	2016	2015	Percentage Change
Net revenues	$ 230.8	$ 168.6	36.9%	280.5	$ 168.6	66.3%
Cost of net revenues	(85.2)	(56.8)	50.0%	(102.5)	(56.8)	80.5%
Gross profit	145.6	111.8	30.2%	178.0	111.8	59.1%

Operating expenses:	(91.9)	(66.5)	38.2%	(117.9)	(66.5)	77.2%
Total operating expenses	(91.9)	(66.5)	38.2%	(117.9)	(66.5)	77.2%
Income from operations	53.7	45.3	18.6%	60.0	45.3	32.6%

Moreover, we believe that adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela and the impairment of long-lived assets, because it may not be indicative of the ordinary course of our business. In addition, we report adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share to investors because we believe that the inclusion of these measures provides consistency in the Company’s financial reporting and because these financial measures provide useful information to management and investors about what our adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, would have been, had the foreign exchange loss in Venezuela and the impairment of long-lived assets not occurred. A limitation of the utility of adjusted net income before income / asset tax, adjusted income / asset tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share, as measures of financial performance, is that these measures do not represent the total foreign exchange effect in our Income Statement for the nine and three-month periods ended September 30, 2016 and 2015:

	Nine-month periods ended (**)		Three-month periods ended (**)
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income before income / asset tax expense	$117.7	$97.5	$52.3	$47.6
Devaluation loss in Venezuela	7.4	20.7	0.2	0.1
Impairment of long-lived assets in Venezuela	13.7	16.2	—	—
Adjusted Net income before income / asset tax expense	$138.8	$134.4	$52.5	$47.7
Income and asset tax expense	$(32.7)	$(30.6)	$(13.4)	$(2.0)
Income tax effect on devaluation loss in Venezuela	(4.8)	(3.8)	—	—	(1)
Adjusted Income and asset tax	$(37.5)	$(34.4)	$(13.4)	$(2.0)
Net Income	$85.0	$66.8	$38.9	$45.6
Devaluation loss in Venezuela	7.4	20.7	0.2	0.1
Impairment of long-lived assets in Venezuela	13.7	16.2	—	—
Income tax effect on devaluation loss in Venezuela	(4.8)	(3.8)	—	—	(1)
Adjusted Net Income	$101.3	$100.0	$39.1	$45.7
Weighted average of outstanding common shares	44,157,215	44,155,303	44,157,341	44,155,830
Adjusted Earnings per share	$2.29	$2.26	$0.89	$1.03
Adjusted Blended Tax Rate (2)	27.0%	25.6%	25.5%	4.1%

(**)  Stated in millions of U.S. dollars, except for share data. The table above may not total due to rounding.

(1)	Deferred income tax charge related to the Venezuela devaluation under local tax norms.
(2)	Adjusted Income and asset tax over Adjusted Net income before income / asset tax expense.

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

Foreign currencies

As of September 30, 2016, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries, which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment.  As of September 30, 2016, the total cash and cash equivalents denominated in foreign currencies totaled $133.7 million, short-term investments denominated in foreign currencies totaled $127.3 million and accounts receivable and credit cards receivables in foreign currencies totaled $257.9 million. As of September 30, 2016, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of September 30, 2016, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $210.6 million and our U.S. dollar-denominated long-term investments totaled $155.2 million.

For the nine-month period ended September 30, 2016, we had a consolidated loss on foreign currency of $5.1 million primarily as a result of a $7.4 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela and a $3.7 million loss arising from the Mexican Peso devaluation over our U.S. Dollar net liability position in Mexico, partially offset by a $6.5 million gain arising from the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina and a $0.8 million gain arising from the Reais revaluation over our U.S. Dollar net liability position in Brazil

If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income while the re-measurement of our net asset position in U.S. dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies, while the re-measurement of our net asset position in U.S. dollars will have a positive impact in our Statement of Income.

The following table sets forth the percentage of consolidated net revenues by segment for the nine and three-month periods ended September 30, 2016 and 2015:

	Nine-months Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2016	2015	2016	2015
Brazil	53.0%	45.8%	56.7%	44.0%
Argentina	31.6	36.4	30.3	39.9
Mexico	5.8	6.2	5.1	5.9
Venezuela	4.5	6.1	3.0	5.3
Other Countries	5.1	5.5	4.8	5.0

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the nine-month period ended September 30, 2016:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 653.4	$ 588.1	$ 534.7
Expenses	(523.8)	(471.7)	(429.2)
Income from operations	129.6	116.4	105.5

Other expenses and income tax related to P&L items	(28.2)	(26.3)	(24.8)

Foreign Currency impact related to the remeasurement of our Net Asset position	(5.6)	(5.1)	(4.6)
Net income	95.8	85.0	76.2

Total Shareholders' Equity	$ 352.9	$ 395.0	$ 375.8

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

During the nine and three-month period ended September 30, 2016, we did not enter into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of September 30, 2016, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 659 BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $13.4 million and $24.6 million, as of September  30, 2016 and December 31, 2015, respectively and net revenues for the nine-month periods ended September 30, 2016 and 2015:

	Nine-month Periods Ended September 30,
	2016	2015
Venezuelan operations	(In millions)
Net Revenues	$ 26.5	$ 28.5

	September 30,	December 31,
	2016	2015
	(In millions)
Assets	56.6	65.4
Liabilities	(16.9)	(36.3)
Net Assets	$ 39.7	$ 29.1

As of September 30, 2016, the net assets of our Venezuelan subsidiaries amounted to approximately 10.0% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.0% of our consolidated cash and investments.

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

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed our long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, we recorded an impairment of long-lived assets of $ 16.2 million on March 31, 2015. The carrying amount was adjusted to its estimated fair value as of March 31, 2015, by using the market approach, and considering prices for similar assets. As of September 30, 2016, the SIMADI exchange rate was 658.9 BsF per U.S. dollar.

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

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 100% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2016 to September 30, 2016. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 100% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2016 to September 30, 2016:

	Nine-month period ended September 30, 2016		Three-month period ended September 30, 2016
	Actual (*)(***)	Sensitivity (**)(***)	Actual (*)(***)	Sensitivity (**)(***)
	(In million)		(In million)
Net revenues	$26.5	$7.8	$6.9	$3.4
Direct costs	(12.7)	(6.4)	(3.5)	(2.3)
Direct contribution	$13.8	$1.4	$3.4	$1.1
Direct Contribution Margin before impairment %	52.0%	17.9%	49.7%	32.4%
Non-current other assets impairment	$(13.7)	$(13.7)	$ -	$ -
Direct Contribution Margin after impairment %	0.0	$(12.3)	$3.4	$1.1
	0.2%	-157.9%	49.7%	32.4%

(*) As reported.

(**) Computing a hypothetical devaluation of the Venezuelan segment from January 1 to September 30, 2016 assuming an exchange rate of 1,317.77 BsF per U.S. dollar (100% of the exchange rate as of September 30, 2016).

(***) The table above may not total due to rounding.

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

Argentine Segment

During December 2015 the Argentine peso exchange rate increased by approximately 37% against the U.S. dollar, to 13.30 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, we recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of September 30, 2016, the Argentine Peso exchange rate against the U.S. dollar was 15.3.

Had a hypothetical devaluation of 10% of the Argentine peso against the U.S. dollar occurred on September 30, 2016, the reported net assets in our Argentine subsidiaries would have decreased by approximately $11.8 million with a related impact on Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $4.4 million in our Argentine subsidiaries.

Brazilian Segment

During 2015, the Brazilian real exchange rate against the U.S. dollar increased in approximately 44%, from 2.7 Brazilian Reais per U.S.dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015. Due to the abovementioned devaluation, during the   year ended December 31, 2015, the reported Other Comprehensive Loss of the Brazilian segment increased in $9.0 million as a result of having a net asset position in Brazilian Reais; and we recognized a foreign exchange gain of $14.6 million during the same period. As of September 30, 2016, the Brazilian Reais exchange rate against the U.S. dollar was 3.2.

Had a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar occurred on September 30, 2016, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $6.7 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $0.2 million in our Brazilian subsidiaries.

 Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of September 30, 2016, MercadoPago’s funds receivable from customers totaled $226.8 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2016, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.25%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of September 30, 2016 could decrease (increase) by approximately $4.1 million.

As of September 30, 2016, our short-term investments amounted to $283.7 million and our long-term investments amounted to $155.2 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

The 2009, 2010, 2011 and 2012 LTRPs are filed as Exhibits 10.01, 10.02, 10.03 and 10.04, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016, and the above description of such LTRPs is qualified in its entirety by reference to such exhibits.

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

The 2013, 2014 and 2015 LTRPs are filed as Exhibits 10.05, 10.06 and 10.07, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016, and the above description of such LTRPs is qualified in its entirety by reference to such exhibits.

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

The 2016 LTRP is filed as Exhibit 10.08 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016, and the description of the 2016 LTRP above is qualified in its entirety by reference to such exhibit.

The 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 variable payment LTRP liability subjects us to equity price risk. The following table shows a sensitivity analysis of the risk associated with our contractual obligations related to the 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 Variable Payments if our common stock price per share were to increase or decrease by up to 40%:

		As of September 30, 2016
		MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016
		Equity Price	variable LTRP liability
(In thousands, except equity price)
Change in equity price in percentage

40%		234.43	61,820
30%		217.69	57,405
20%		200.94	52,989
10%		184.20	48,573
Static	(*)	167.45	44,157
-10%		150.71	39,742
-20%		133.96	35,326
-30%		117.22	30,910
-40%		100.47	26,494

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine-month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, our total reserves for proceeding-related contingencies and other estimated contingencies were approximately $5.6 million to cover legal actions against us in which we have determined that a loss is probable. The proceeding-related reserve is based on developments to date and historical information related to actions filed against us. We do not reserve for losses we determine to be possible or remote. Expected legal costs related to litigations are accrued when the legal service is actually provided.

As of September 30, 2016, there were 687 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of September 30, 2016, there were 2,904 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

As of September 30, 2016, there were 58 lawsuits pending against our Argentine subsidiaries in the Argentine ordinary courts and 1,379 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2016, there were seven claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 156 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

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

In 2007, São Paulo tax authorities asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an amount of $5.9 million according to the exchange rate in effect at that time. As of the date of these consolidated financial statements and following an administrative determination reducing the fine, the total amount of the claim is $4.2 million including surcharges and interest. On August 15, 2011, the Company made a deposit in court of R$9.5 million, which including accrued interests amounted to R$13.5 million or $4.2 million, according to the exchange rate at September 30, 2016. The company continues to contest the assessment. On May 31, 2016, a lower court judge ruled in favor of the Company and the São Paulo Municipal Council presented a motion to clarify mentioned decision. As of the date of issuance of this report, the Company is still waiting for a decision.

On November 6, 2014 the Company’s Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by Brazilian subsidiaries to the Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted on the grounds that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. The Company presented an appeal in September 2015 and, as of September 30, 2016, the Company is waiting for the second instance decision. As a result, the Company started making deposits in court for the controversial amounts. As of September 30, 2016, the Company recorded in the balance sheet deposits in court for R20.4 million or $6.3 million, according to the exchange rate at September 30, 2016 under the caption non-current other assets. The Company’s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position and the existence of favorable decisions of the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

         On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.1 million or $1.5 million, according to the exchange rate at September 30, 2016. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF — Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, decreasing the outstanding debit to R$2.0 million or $616 thousands, according to the exchange rate at September 30, 2016. On November 21, 2014, the Company appealed to the Superior Administrative Court of Tax Appeals. On September 8, 2016, our appeal was not accepted. MercadoLivre filed an appeal to the Superior Administrative Court of Tax Appeals. As of the date of this report, the Superior Administrative Court of Tax Appeals ruling was still pending. Our management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

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

Item 1A — Risk Factors

As of September 30, 2016, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our Forms 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 4, 2016.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
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