Form 10-K
period 2016-12-31
MERCADOLIBRE INC
filed 2017-02-24
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2016, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2016) was approximately $3,571,841,858. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2016 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2017, there were 44,157,364 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2017, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2016

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
•

political, social and economic conditions in Latin America in general, and Venezuela in particular, and possible future currency devaluation and other changes to its exchange rate systems such as the “Sistema Marginal de Divisas” (“SIMADI”).

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

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is one of the largest online commerce ecosystems in Latin America. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions. We are a market leader in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on number of unique visitors and page views. We also operate online commerce platforms in the Dominican Republic, Honduras, Nicaragua, Salvador, Panama, Bolivia, Guatemala, Paraguay and Portugal.

Through our platform, we provide buyers and sellers with a robust environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 610 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer technological and commercial solutions that address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

We offer our users an ecosystem of six integrated e-commerce services: the MercadoLibre Marketplace, the MercadoLibre Classifieds Service, the MercadoPago payments solution, the MercadoLibre advertising program, the MercadoShops online webstores solution and the MercadoEnvios shipping service.

The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list merchandise and conduct sales and purchases online in either a fixed-price or auction-based format.

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Uruguay, Perú and Chile. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, during the fourth quarter of 2016, we launched MercadoCredito in Argentina, which is designed to extend loans to specific merchants. Our MercadoCredito solution allows us to deepen our engagement with our merchants by offering them additional services.

Through MercadoLibre Classifieds Service, our online classified listing service, our users can also list and purchase motor vehicles, vessels, aircraft, real estate and services in all countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and never final value fees. Our classifieds pages are also a major source of traffic to our website, benefitting both the Marketplace and non-marketplace businesses.

To enhance the MercadoLibre Marketplace, we developed our MercadoLibre advertising program, to enable businesses to promote their products and services on the Internet. Through our advertising program, MercadoLibre’s sellers and large advertisers are able to display ads on our webpages and our associated vertical sites in the region.

Additionally, through MercadoShops, our online store solution, users can set-up, manage and promote their own online store. These stores are hosted by MercadoLibre and offer integration with the other marketplace, payment and advertising services we offer. Users can choose from a basic, free store or pay monthly subscriptions for enhanced functionality and value added services on their store.

To further enhance our suite of e-commerce services, during 2013 and 2014, we launched the MercadoEnvios shipping program in Brazil, Argentina and Mexico. During the second quarter of 2015 and 2016 we launched MercadoEnvios in Colombia and Chile, respectively. Through MercadoEnvios, we offer our sellers a cost-efficient way to utilize our existing distribution chain to fulfill their sales. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

MercadoLibre also began developing and selling enterprise software solutions to e-commerce business clients in Brazil during the second quarter of 2015.

History of MercadoLibre

In March 1999, Marcos Galperin, our co-founder and Chief Executive Officer, wrote our business plan while working towards his master’s degree in business administration at Stanford Business School. Shortly thereafter, he began to assemble a team of professionals to implement it. We were incorporated in Delaware in October 1999.

We commenced operations in Argentina in August 1999 and subsequently began operations in other countries as well. Since our inception, we had grown both organically and through selective acquisitions. The following table shows the timeline of different launches and events in each country:

Country	MercadoLibre	MercadoPago	MercadoEnvios
	Launch date	Launch date	Launch date
Argentina	August 1999	November 2003	February 2013
Brazil	October 1999	January 2004	January 2013
Mexico	November 1999	January 2004	October 2014
Uruguay	December 1999	November 2016
Colombia	February 2000	December 2007	May 2015
Venezuela	March 2000	April 2005
Chile	March 2000	September 2007	February 2016
Ecuador	December 2000
Peru	December 2004	June 2016
Costa Rica	November 2006
Dominican Republic	December 2006
Panama	December 2006
Portugal	January 2010
Bolivia	July 2015
Guatemala	July 2015
Paraguay	November 2015
Nicaragua	March 2016
Honduras	March 2016
Salvador	March 2016

Our business is on the same technological platform in each of our operating countries. However, each country has its own standalone website on the MercadoLibre platform. For example, searches carried out on our Brazilian website show only results of listings uploaded to our Brazilian website and do not show listings from other MercadoLibre webpages.

In 2001, eBay Inc. (“eBay”) became one of our stockholders and started working with us to better serve the Latin American e-commerce community. From 2001 to 2006, we had a strategic alliance with eBay. During this term, this agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. Since the termination of this agreement, there are no contractual restrictions preventing eBay from becoming one of our competitors. On October 13, 2016, eBay sold its shares in our company. See “Risk Factors—Risks related to our business—We operate in a highly competitive and evolving market, and therefore face potential reductions in the use of our service.”

In November 2005, we acquired certain operations of a regional competitor in e-commerce, DeRemate.com Inc., or DeRemate, including all of its operations and the majority of the shares of capital stock of its subsidiaries in Brazil, Colombia, Ecuador, Mexico, Peru, Uruguay and Venezuela. This acquisition increased our user base by approximately 1.3 million confirmed registered users and solidified our market leadership position in Brazil, Mexico, Venezuela, Colombia, Peru, and Uruguay. Futhermore, in September 2008, we acquired the remaining operations of DeRemate.com in Chile, Argentina, Mexico and Colombia; together with certain URLs, domains, trademarks, databases and intellectual property rights.

We completed our initial public offering in August 2007, resulting in net proceeds to us of approximately $49.6 million.

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

In February 2016,  we acquired 100% of the issued and outstanding shares of capital stock of Monits S.A., a software development company located and organized under the laws of Buenos Aires, Argentina, for the purchase price of $3.1 million.  The objective of this acquisition was to enhance our software development capabilities.

Finally, in June 2016, we acquired 100% of the issued and outstanding shares of capital stock of Axado, a company that develops logistic software for the e-commerce industry in Brazil, for the purchase price of $5.5 million.  The objective of this acquisition was to enhance our software development capabilities on Transportation Management System and contribute to our shipping business performance.

Our strategy

We seek to serve people in Latin America by offering diverse e-commerce services that provide our users with online commerce tools that foster entrepreneurship and social mobility, with the goal of creating significant value for our stockholders. We serve our buyers by giving them access to a broad and affordable variety of products and services, a selection we believe to be larger than otherwise available to them via other online and offline sources serving our Latin American markets. We believe we serve our sellers by giving them access to a larger and more geographically diverse user base at a lower overall cost and investment than offline venues serving our Latin American markets. We also provide payment settlement services to facilitate such transactions, and advertising solutions to promote them. More broadly, we strive to make inefficient markets more efficient and in that process generate value for our stockholders. To achieve these objectives, we intend to pursue the following strategies:

•

Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business by strengthening our position as the preferred online marketplace in each of the countries in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our business in new countries and entering new category segments, by launching new transactional business endeavors, and through potential strategic acquisitions of key businesses and assets. In order to grow our core marketplace business, we must continue to attract larger sellers to our platform, including brands, manufacturers, and large retailers. Such sellers are recognizing the value of MercadoLibre as a sales channel, and having them on our site increases our selection of quality products and enhances the MercadoLibre brand. Through our Official Stores initiative, we offer users a tailored experience with products sold directly from such sellers. Our sales team remains dedicated to attracting and supporting these new vendor segments.

•

Increase monetization of our transactions. We have focused and will continue to focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we receive from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our fee-based features.

•

Take advantage of the natural synergies that exist between our services. We strive to leverage our different businesses to promote greater cross-usage, thereby creating a fully integrated ecosystem of e-commerce offerings. We promote the adoption of our MercadoPago payments solution on our marketplace as well as on our MercadoShops solution, offer our advertising solutions to users of our marketplace, payments and shops solutions, and encourage users of any of our services to experiment with the other solutions we offer.

•

Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) offering additional product categories in our marketplace, (b) expanding our presence in vehicle, real estate and services classifieds, (c) maximizing utilization of MercadoPago on our platform and expanding our off-platform, (d) maximizing utilization of MercadoEnvios, (e) expanding our MercadoCredito service, and (f) offering enterprise software solutions to our online commerce business clients. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches in the future. We are especially focused on driving adoption of MercadoPago and MercadoEnvios across the MercadoLibre platform. These services create a better, more streamlined experience for both buyers and sellers on our platform, minimizing transactional inefficiency and improving monetization. We must continue to drive adoption of these services where they are currently available, and continue to expand these services to new markets. MercadoPago usage outside of our platform also represents an enormous growth avenue, especially in processing and financing payments. As credit card adoption and bank account utilization continue to increase across Latin America, the market for online and mobile payments will grow significantly. We believe it is imperative that MercadoPago captures that demand, especially as eCommerce continues to grow.

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

•

Continue to develop innovative and creative solutions. We intend to continually enhance our e-commerce platform in order to better serve both individuals and businesses that want to buy or sell goods and services online. We intend to continue investing to develop new tools and technologies that facilitate e-commerce on our platform and improve our users’ online experience on MercadoLibre, while addressing the distinctive cultural, geographical and other challenges of online commerce in Latin America. Within our constant focus on innovation, a key component of user experience is the vertical solutions we offer across key categories. These tailored vertical solutions improve the user experience, enabling customers to browse categories by applying filters, rather than merely search for items. We have developed and continue to innovate on such vertical solutions for our classifieds sites for motor vehicles, vessels, aircraft, real estate and services.. Furthermore, we provide such an experience for fashion and apparel on our marketplace, driving growth in that category. In order to improve the user experience, we must continue to innovate by improving our existing verticalized categories and creating vertical solutions for new categories. Another key component of innovation is our open platform initiative, which has enabled third-party developers to access MercadoLibre’s APIs in order to build solutions that help both sellers and buyers on our platform. We have set up a small venture fund to invest in such startups that integrate with our platform, making several investments to date in Argentina, Brazil, Chile and México. Our open platform also enables large sellers to directly integrate their systems with our site, allowing us to attract and integrate brands, manufacturers and large retailers. We will continue to open our platform across all services in order to promote further development of third-party solutions and easier integration for large retailers.

•

Serve our dynamic and active user community. We seek to operate MercadoLibre as an open and trusted web-based marketplace where users can access a broad market of products. We believe in treating our users with respect by applying a consistent set of policies that reinforce good online and offline behavior within our user community. We also seek to offer superior customer care in order to maintain the loyalty and satisfaction of our active user base. We continue to invest in the customer experience to make it a competitive advantage. With roughly 1,788 customer service representatives across several countries, we strive to provide a superior experience to our buyers and sellers, continuing to drive improvements in our Net Promoter Score. The Net Promoter Score is an index ranging from -100 to 100 that measures the willingness of customers to recommend a company’s products or services to others. It is used as a proxy for gauging the customer’s overall satisfaction with a company’s product or service and the customer’s loyalty to the brand.

MercadoLibre Marketplace

The MercadoLibre Marketplace is an online commerce platform where buyers and sellers can engage in transactions for a wide range of goods and services. We believe that the MercadoLibre Marketplace allows sellers to reach a large consumer audience more cost-effectively than through traditional offline commerce channels or other online venues serving our Latin American markets. Our platform is a fully-automated, topically- arranged and user-friendly online commerce service which permits both businesses and individuals to list items and conduct their sales and purchases online.  Any Internet user can browse through the various products and services that are listed on our website and register for free with MercadoLibre to list or purchase items and services. Additionally, sellers and advertisers can purchase, display and link advertising on our websites to promote their brands, businesses and products. The MercadoLibre Marketplace offers buyers a large selection of new and used items that we believe are often more expensive or otherwise hard to find through traditional offline sellers, such as brick-and-mortar retail establishments, offline classified advertisements, community bulletin boards, auction houses and flea markets.

Our MercadoLibre Marketplace is on the same technological platform in each of our operating countries. However, each country has it own standalone website on the MercadoLibre platform. For example, searches carried out on our Brazilian site show only results of listings uploaded on our Brazilian site and do not show listings from other MercadoLibre webpages.

During 2016, visitors to our website were able to browse an average of over 65.1 million Marketplace listings daily, organized by country, in over 1359 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2016, we had over 174.2 million confirmed registered MercadoLibre Marketplace users, up from 144.6 million and 120.9 million at December 31, 2015 and 2014, respectively. During 2016, in our Marketplace, we had 7.6 million unique sellers, 27.7 million unique buyers and 181.2 million Successful Items sold as compared to i) 6.2 million unique sellers, 23.6 million unique buyers and 128.4 million successful items sold during 2015 and ii) 5.5 million unique sellers, 22.0 million unique buyers and 101.3 million successful items sold during 2014. Finally, our Marketplace gross merchandise volume (“GMV”) was $8.0 billion in 2016, as compared to $7.2 billion in 2015 and $7.1 billion in 2014. See Item 6 of Part II, “Selected Financial Data-Other data” for details on the measures described in this paragraph.

MercadoLibre Classifieds Service

The MercadoLibre Classifieds Service enables users to list their offerings related to motor vehicles, vessels, aircraft, real estate and services outside the Marketplace platform. Classifieds listings differ from Marketplace listings, as they only charge optional placement fees, and never final value fees. Our classifieds pages are also a major source of traffic to our website, benefitting both Marketplace and non-Marketplace businesses.

In 2016, MercadoLibre visitors were able to browse an average of 2.1 million classifieds listings daily, including approximately 1.4 million in Real Estate, 0.6 million in motors, and 0.1 million in services per day. During 2016, we had a total of 2.9 million unique sellers and 27.2 million paid listings through the MercadoLibre Classifieds Service, as compared to i) 2.4 million unique sellers and 15.2 million paid listings during 2015 and ii) 2.3 million unique sellers and 11.6 million paid listings during 2014.

MercadoPago Online Payments Service

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off the MercadoLibre Marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. MercadoPago enables any MercadoLibre registered user to securely and easily send and receive payments online to pay for purchases made in the MercadoLibre Marketplace. MercadoPago is currently available to MercadoLibre users in each of Brazil, Argentina, Mexico, Venezuela, Chile, Colombia, Perú and Uruguay.

MercadoPago is also available in these countries for purchases of goods and services outside the MercadoLibre Marketplace, as an open online payment service. The off platform service is designed to meet the growing demand for Internet-based payments systems in Latin America. Users are able to transfer money to other users and to incorporate MercadoPago as a means of payment on their independent websites. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on IAS, Android and other mobile operating systems. MercadoPago allows merchants who are not registered with the MercadoLibre Marketplace to receive payments as long as they registered with MercadoPago. It also allows consumers to pay MercadoPago-registered merchants either by registering with MercadoPago or by providing their credit card information as a “guest user”.

Furthermore, MercadoPago offers registered online sellers the ability to integrate MercadoPago with their checkout flow, thereby streamlining the shopping and payment processes. We believe that the ease of use, safety and efficiency of MercadoPago will allow us to generate additional transactions in the future from web merchants that sell items outside the MercadoLibre Marketplace. We believe that there is a significant business opportunity to increase adoption of MercadoPago as a payment mechanism both on and off the MercadoLibre Marketplace for years to come.

In July 2015, MercadoPago launched a mobile point of sale service in Brazil which allows merchants or individuals to process physical credit and debit cards, either by reading the chip and entering the personal identification number, or PIN, of the card or by swiping it, depending on the type of card. This service was also launched in México and Argentina in July and November 2016, respectively.

During the year ended December 31, 2016, our on-platform users paid approximately $5,627 million using MercadoPago, which represented 69.9% of our gross merchandise volume for that year. During the year ended December 31, 2015, our on-platform users paid approximately $3,765 million using MercadoPago, which represented 52.6% of our gross merchandise volume for the year. During the year ended December 31, 2014, our on platform users paid approximately $2,582 million using MercadoPago, which represented 36.5% of our gross merchandise volume for that year.

We seek to increase the adoption and penetration of MercadoPago among MercadoLibre Marketplace users. In the countries where MercadoPago was available, as of December 31, 2016, approximately 99% of the MercadoLibre Marketplace’s listings accepted MercadoPago for payments and 79.1% of our total GMV in these countries was completed through MercadoPago. Starting in Brazil in January 2010, in Argentina in March 2010, in Mexico in April 2011, in Venezuela in July 2012, in Colombia in November 2013, in Perú in June in 2016 and in Uruguay in November 2016, all paid listings on the MercadoLibre Marketplace (excluding free listings and classifieds) were required to offer MercadoPago.

Finally, during the fourth quarter of 2016, we launched MercadoCredito in Argentina, which is designed to extend loans to specific merchants. Our MercadoCredito solution allows us to deepen our engagement with our merchants by offering them additional services. As of December 31, 2016, we extended approximately $10.3 million in credit to merchants, of which $6.3 million were outstanding.

MercadoEnvios Shipping Service

MercadoEnvios is a shipping service for marketplace users, available in Brazil, Argentina, Mexico, Colombia and Chile. Through MercadoEnvios, we offer a cost-efficient integration with existing logistic and shipping carriers to sellers on our platform. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

MercadoLibre Advertising Service

The MercadoLibre Advertising platform enables large retailers and various other consumer brands to promote their products and services on the Internet by providing branding and performance marketing services. Advertisers place text, display or banner advertisements in order to promote their brands and offerings on our webpages and our associated sites in the region.  Advertisers can purchase improved search standing and/or specific categories, on a cost per click basis or per impression basis, where their advertisements could appear as a result of a bidding process with other relevant advertisements.

MercadoShops Webstores Service

MercadoShops is a software-as-a-service, fully hosted online store solution. Through MercadoShops users can set-up, manage and promote  their own webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace, payment and advertising services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their webstores.

Marketing

Our marketing strategy is designed to grow our platform by promoting the MercadoLibre brand, attracting new users and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading online channels across Latin America, paid and organic positioning in leading search engines, email marketing, onsite marketing and presence in offline events. Our expenditures in marketing activities were $72.0 million during 2016, $58.5 million during 2015 and $50.6 million during 2014.

Specifically, we rely mostly on online advertising to promote our brand and attract potential buyers and sellers to our websites. To summarize, we focus on the following key marketing initiatives:

•

Search: MercadoLibre advertises on the top search engines in each of our key markets. Our investment is focused on obtaining a  position that allows our ads to maximize the number of impressions and clicks generated by such investments.

•

Display: MercadoLibre is an active participant in the main display-ad networks across the region. These networks include, but are not limited to Google Display Network and Facebook. Our company uses the display networks to run branding, prospecting and retargeting strategies.

•	Email and Push Notifications: We use our user base to target ad-hoc advertisements designed as a retargeting tool as well as to push key selling events throughout the year.
•	On-site: We use our own platform's real estate to promote key selling events as well as always-on actions designed to showcase certain categories and or selected items.
•	Offline: In certain occasions, we do promote key selling events on radio and TV. In addition, we organize PR events to promote our brand and reputation where we see opportunities.

During 2016, we continued to showcase our regional brand campaign “Never Stop Searching”. As part of these efforts, we produced 20 video spots that were designed for and released in digital media. This strategy allowed us to reach more than 50 million internet users in the region. We consider digital media as an important channel to reach millenials, our target market, and find it more cost-effective than TV. As a result of this branding strategy we have seen significant growth in direct traffic.

Product development

At December 31, 2016, we had 1,226 employees on our information technology and product development staff, an increase from 848 employees at December 31, 2015, due to new hires and as a consequence of the acquisitions of Monits S.A. and Axado Informação e Tecnologia S.A. (or “Axado”) in February and June, respectively, which increased our information technology and product development staff. We incurred product development expenses (including salaries) in the amount of $98.5 million in 2016, $76.4 million in 2015 and $53.6 million in 2014. We also incurred information technology capital expenditures, including software licenses, amounting to $33.1 million in 2016, $25.8 million in 2015 and $22.7 million in 2014.

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

The adequate management of the MercadoLibre Marketplace and MercadoPago software architecture and hardware requirements is as important as introducing additional and better features for our users. Because our business has grown relatively fast, we must ensure that our systems are capable of absorbing this incremental volume. Therefore, our engineers work to optimize our processes and equipment by designing more effective ways to run our platform.

We develop most of our software technology in-house. Since our inception in 1999, we have had a development center in Buenos Aires where we concentrate the majority of our development efforts. In June 2007, we launched a second development center in the province of San Luis in Argentina. The center is a collaborative effort with the Technological University of La Punta. In this effort, the University offers us access to dedicated development facilities and a recruiting base for potential employees. In 2012, we opened our newest development center in Aguada Park, Montevideo, Uruguay, which is dedicated to software development activities. Since 2013, we also have a development center in the Province of Córdoba, Argentina. We also have other research and/or development centers in Brazil, Mexico and Venezuela.

In December 2014 and February 2016, we acquired 100% of the equity interests in software development companies based in the city of Buenos Aires. Additionally, in June 2016, we acquired 100% of the equity interest in a software development company based in Brazil. The objective of these acquisitions was to enhance our software development capabilities.

While we have developed most of our software technology in-house, we have made acquisitions in the past to enhance our software development capabilities, and we outsource certain projects to outside developers. We believe that outsourcing the development of certain projects allows us to have a greater operating capacity and strengthens our internal know-how by incorporating new expertise to our business. In addition, our developers frequently interact with technology suppliers and attend technology-related events to familiarize themselves with the latest inventions and developments in the field.

Since 2010, we have been continuously working on a deep technology overhaul to switch from a closed and monolithic system to an open and decoupled one. We are splitting MercadoLibre into many small “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces, or API´s. All the Front-Ends are also being rewritten on top of these APIs. This effort has consumed a large amount of capital, people and management’s focus, and we intend to keep investing in this area. In October 2012, we opened our platform to the developer community during a launch event in Sao Paulo, Brazil. We seek to further open our platform to developers in the other locations in which we operate, with the objective of continuing to enhance our ecosystem.

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

Competition

The online commerce market is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. While we are currently a market leader in a number of the markets in which we operate, we currently or potentially compete with a limited number of marketplace operators, such as Rakuten in Brazil and Amazon in Brazil and México. We also compete with businesses that offer business-to-consumer online e-commerce services such as pure play Internet retailer Submarino (a website of B2W Inc.), Cnova, Aliexpress or others with a focus on specific vertical categories, such as Netshoes, which focuses on sports & apparel and Dafiti, which focuses on fashion.

There are also a growing number of brick and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia, Walmart, Fravega, Garbarino and Falabella, and shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified advertising market we compete with regional players such as OLX and Viva  Street, and with local players such as Webmotors, and Zap, which have strong positions in certain markets in which we operate.

In addition, we face competition from a number of large online communities and services that have expertise in either, developing e-commerce, facilitating online interaction, or both. Some of these competitors, such as Facebook, Google, Yahoo and Microsoft currently offer a variety of online services, and have the potential to introduce e-commerce to their large user populations. Other large companies with strong brand recognition and experience in e-commerce, such as large newspaper or media companies, also compete in the online listing market in Latin America.

In September 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American e-commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement which ended on September 24, 2006. During this term, this agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. Since the termination of this agreement, there are no contractual restrictions preventing eBay from becoming one of our competitors. In October 2016, eBay sold its entire shareholder interest over us.

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

We pursue the registration of our trademarks and service marks in each country where we operate, in the United States and in certain other Latin American countries. Generally, we register the name “MercadoLibre,” “MercadoLivre,” “MercadoPago” and “MercadoEnvios” as well as our handshake logo, and other names and logos in each country where we operate. As part of our acquisition of DeRemate.com Inc. (or “DeRemate”) and Classified Media Group, Inc. (or “CMG”), we acquired the trademarks of DeRemate and CMG, respectively, throughout the countries where they operated as well as certain other jurisdictions.

We also own trademarks of Autoplaza.com.mx and Homershop.com.mx in Mexico. Additionally, we operate online classified advertisements platforms dedicated to the sale of real estate in Chile through the Portal Inmobiliario brand and in Mexico through the Guia de Inmuebles brand. Additionally, during 2015, we acquired Metros Cúbicos (merged into Inmuebles Online S.A. since December 2015), company dedicated to the sale of real estate in Mexico, and KPL Soluções Ltda. (merged into Ebazar since August 2015), a company that develops ERP software for the e-commerce industry in Brazil, owners of Metros Cubicos and KPL trademarks, respectively. Finally, during 2016, we acquired Axado, a company that develops logistic software for the e-commerce industry in Brazil, owner of Axado trademark.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation.

Third party technologies

We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Teradata, Radware, Juniper Networks, Amazon Web Services, Cisco Systems Inc., Arista Networks, Imperva, F5 Networks, and Net  App, the suppliers of key database technology, the operating system and specific hardware components for our services.

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

 Employees

The following table shows the number of our employees by country at December 31, 2016:

Country	Number of Employees
Argentina	1,684
Brazil	1,186
Chile	117
Colombia	278
Mexico	130
Uruguay	639
Venezuela	111
Perú	1
Total	4,146

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

Since 2013, we are subject to new obligations in Brazil imposed on certain payment processing functions carried out by non-financial institutions. During December 2014, we submitted our application to become an authorized payment institution in Brazil. As of the date of this report, we have not received such authorization.

During 2014 and 2015, Colombia enacted regulations which established specific requirements to open accounts and provide certain payment services, as well as policies for cash and risk management.

Uruguay and Peru recently enacted regulations that cover a wide variety of issues related to electronic payments or e-money, including, among other things, rules related to the requirement to obtain authorization from the relevant authority to operate, offer or provide certain payment services.

In September 2016, we obtained the registration of our Uruguaian subsidiary before the Central Bank of Uruguay as an entity entitled to provide services of payments and collections. Thus, on November 1, 2016 MercadoPago was launched in Uruguay.

In the rest of the countries in which we operate we believe that the agency-based structure that we currently use for MercadoPago allows us to operate this service without obtaining any governmental authorizations or licenses or being regulated as a financial institution in the countries where we offer MercadoPago. However, as we continue to develop MercadoPago and, particularly, our peer-to-peer lending business we may need to secure governmental authorizations or licenses or comply with regulations applicable to financial institutions, electronic or mobile payments and/or anti-money laundering in the countries where we offer this service. In this regard, since November 2016 the Argentine subsidiary of the Company is registered before the Argentine anti-money laundering authority (“Unidad de Información Financiera”) as an entity subject to certain reporting obligations pursuant to anti-money laundering local regulations.

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

The Argentine Ministry of Economy had approved certain of our Argentina subsidiaries as beneficiaries of the Argentine Regime to promote the software industry. Benefits of receiving this status includes a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities. See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 2-Summary of significant accounting policies-Income and asset taxes.”

The Venezuelan Government issued a law in 2015 which established a maximum profit margin of 30% of the cost structure of goods or services sold by each participant in the commercialization chain.

In August 2016, we acquired 6,057 square meters and 50 parking spaces in an office building in process of construction located in Buenos Aires, for a total amount of $31.4 million. In connection with this acquisition, in February 2017, we obtained a preliminary approval that allows us to defer during a 2-year period payments of sales tax up to the amounts disbursed for the building. These deferred payments will be extinguished (i.e. as tax reliefs) upon receiving definitive approval from the City of Buenos Aires government within that 2-year period.

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

Available Information

We maintain a website which contains additional information concerning our Company. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Arias 3751, 7th floor, Buenos Aires, Argentina, C1430CRG. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

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

Risks related to our business

Our business depends on the continued growth of online commerce and the availability and reliability of the Internet in Latin America.

The market for online commerce is a developing market in Latin America. Our future revenues depend substantially on Latin American consumers’ widespread acceptance and use of the Internet as a way to conduct commerce. The use of and interest in the Internet (particularly as a way to conduct commerce) has grown rapidly since our inception and we cannot assure you that this acceptance, interest and use will continue. For us to grow our user base successfully, more consumers must accept and use new ways of conducting business and exchanging information. The price of personal computers and/or mobile devices and Internet access may also limit our potential growth in countries with low levels of Internet penetration and/or high levels of poverty.In addition, the Internet may not be commercially viable in Latin America in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. The infrastructure for the Internet may not be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements.

In addition, the Internet could lose its viability due to delays in telecommunications technological developments, or due to increased government regulation. If telecommunications services change or are not sufficiently available to support the Internet, response times would be slower, which would adversely affect use of the Internet and our service in particular.

Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner

We plan to continue to expand our operations by developing and promoting new and complementary services. We may not succeed at expanding our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by consumers could damage our reputation and diminish the value of our brands. To expand our operations we will also need to spend significant amounts on development, operations and other resources, and this may place a strain on our management, financial and operational resources. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

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

We also have no formal disaster recovery plan or alternative providers of hosting services. In addition, we may have inadequate insurance coverage to compensate for any related losses. Despite any precautions we have taken or plan to take, if there is a natural disaster or major failure, a decision by our providers to close one of the facilities we use without adequate notice, or other unanticipated problem at the Virginia or Atlanta facilities, the services we provide could suffer interruptions. Additionally, in the occurrence of such pronounced, frequent or persistent system failures, our reputation and name brand could be materially adversely affected.

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

Courts may decide that an Internet service provider is liable to an intellectual property owner for a user’s sale of counterfeit items using its platform, while others may decide that the responsibility lies solely with the offending user. This legal uncertainty allows for rulings against us, which individually or in the aggregate could have a material adverse effect on our business, results of operations and financial condition. In addition, legal uncertainty may negatively affect our clients’ perception and use of our services.

We are subject to a variety of laws, decrees and regulations in some of the countries where we operate related to e-commerce, electronic or mobile payments, information requirements for Internet providers, data collection, data protection, privacy, anti-money laundering, taxation (including VAT or sales tax collection obligations), obligations to provide certain information to certain authorities about transactions which are processed through our platforms or about our users and those regulations applicable to consumer protection and businesses in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation (including tax laws that require us to provide certain information about transactions consummated through our platforms or about our users), libel and defamation, obscenity, and personal privacy apply to online businesses. Many of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. If laws relating to these issues are enacted, they may have a material adverse effect on our business, results of operation and financial condition.

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

In addition, our operations in most of the countries where we operate are subject to risks related to compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and other local laws prohibiting corrupt payments to government officials and other third parties.

Foreign Jurisdictions

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

Privacy Regulations

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

We receive scrutiny from various governmental agencies under competition laws in the countries where we operate. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies or governmental agencies may allege that our actions violate antitrust or competition laws, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust investigations or litigation. Also, our business practices could give rise to regulatory action or antitrust investigations or litigation. Some regulators may perceive our business to have such significant market power that otherwise uncontroversial business practices could be deemed anticompetitive. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.

Our business is an Internet platform for commercial transactions in which all commercial activity depends on our users and is therefore largely outside of our control.

Our business is dependent on users listing and purchasing their items and services on our platform. We depend on the commercial activity that our users generate. We do not choose which items will be listed, nor do we make pricing or other decisions relating to the products and services bought and sold on our platform. Therefore, the principal drivers of our business are largely outside of our control, and we depend on the continued preference for our platform by millions of individual users.

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

Any litigation related to unpaid or undelivered purchases or defective items could be expensive for us, divert management’s attention and could result in increased costs of doing business. In addition, any negative publicity generated as a result of the fraudulent or deceptive conduct of any of our users could damage our reputation, diminish the value of our brands and negatively impact our results of operations.

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

While we have been largely successful to date in settling existing claims by agreeing to monitor the brands, the current lack of laws related to the Internet results in great uncertainty as to the outcome of any future claims. Other companies providing similar services have also been subject to these types of claims in the United States and other countries. We cannot assure you that MercadoLibre and MercadoPago will not be subject to similar suits, which could result in substantial monetary awards or penalties and costly injunctions against us.

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

It is possible that third parties could bring claims against us for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through our platforms, particularly materials disseminated by our users. Other online services companies are facing several lawsuits for this type of liability. If we or other online services providers are held liable or potentially liable for information carried on or disseminated through our platforms, we may have to implement measures to reduce our exposure to this liability. Any measures we may need to implement may involve spending substantial resources and/or discontinuing certain services. Any costs that we incur as a result of liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition. In addition, public attention to liability issues, lawsuits and legislative proposals could impact the growth of Internet usage, and subsequently have a negative impact on our business results.

The market in which we operate is rapidly evolving and we may not be able to maintain our profitability.

As a result of the emerging nature and related volatility of the markets and economies in the countries in which we compete, the increased variety of services offered on our website and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and substantially all of our net revenues for each quarter are derived from listing fees, optional feature fees, up-front fees, final value fees, commissions on MercadoPago payments, finance and interest fees, shipping fees and advertising that are earned during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

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

A significant risk associated with e-commerce and communications is the secure transmission of confidential information over public networks. Currently, a number of MercadoLibre users authorize us to bill their credit card accounts or debit their bank accounts directly, or use MercadoPago to pay for their transactions. We rely on encryption and authentication necessary to provide the security and authentication technology to transmit confidential information securely, including customer credit card numbers and other account information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data. If our security were compromised, it could have a material adverse effect on our reputation. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations and financial condition.

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

Currently our revenues depend substantially on final value fees, up-front fees and fees related to our payment solution and shipping fees we charge to sellers and such revenues may decrease if market conditions force us to lower such fees or if we fail to diversify our sources of revenue.

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

We derive substantially all of our revenues from fees charged to sellers for listing products for sale on our service, fees from successfully completed transactions and fees for making payments through MercadoPago and fees for delivering products through MercadoEnvios. Our future revenues depend on continued demand for the types of goods that users list on the MercadoLibre Marketplace or pay with MercadoPago on or off the MercadoLibre Marketplace. The popularity of certain categories of items, such as computer and electronic products, cellular telephones, toys, apparel and sporting goods, among consumers may vary over time due to perceived availability, subjective value, and trends of consumers and society in general. A decline in the demand for or popularity of certain items sold through the MercadoLibre Marketplace without an increase in demand for different items could reduce the overall volume of transactions on our platforms, resulting in reduced revenues.

In addition, certain consumer “fads” may temporarily inflate the volume of certain types of items listed on the MercadoLibre Marketplace, placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.

Retailers may encourage manufacturers to limit distribution of their products to dealers who sell through us, or may encourage the government to limit e-commerce.

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

A number of jurisdictions where we operate have enacted legislation regulating money transmitters and/or electronic payments or funds transfers. We believe we do not require a license under the existing statutes of Argentina, Mexico, Chile, Perú, Colombia and Venezuela to operate MercadoPago in those countries with MercadoPago’s current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations or any tax or anti-money laundering regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a financial entity. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

We are subject to obligations imposed on certain payment processing functions carried out by non-financial institutions in Brazil. These regulations cover a wide variety of issues, including a requirement to obtain authorization to operate and requirements related to offering such payment processing services.

Our MercadoPago business also may be subject to recently enacted regulations in Colombia. The regulation requires certain institutions to request authorization to operate. If it is determined that the Colombian operation of MercadoPago is subject to these regulations, we will have to request authorization for,  and implement certain changes to, our operations and systems which will require us to incur greater expenses. If we are unable to obtain the requisite authorization, it could cause us to (i) shut down our MercadoPago business in Colombia for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance or face other penalties such as the dismantling of MercadoPago or (iii) limit the services we offer through MercadoPago in Colombia or change our business practices, any of which could materially adversely affect our business and results of operations.

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

In addition, MercadoPago is or may be subject to anti-money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities or impose taxes collection obligations or obligations to provide certain information about transactions that have occurred in our platforms, or about our users. Because laws and regulations differ in each of the jurisdictions where we operate, as we roll-out and adapt MercadoPago in other countries, additional verification and reporting requirements could apply. These regulations could impose significant costs on us and make it more difficult for new customers to join the MercadoPago network. Future regulation, may require us to learn more about the identity of our MercadoPago customers before opening an account, to obtain additional verification of customers and to monitor our customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise our MercadoPago costs significantly and reduce the attractiveness of MercadoPago. Failure to comply with money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

We incur losses from claims that customers did not authorize a purchase, from buyer fraud and from erroneous transmissions. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in MercadoPago losing the right to accept credit cards for payment. If MercadoPago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding MercadoPago accounts. We have taken measures to detect and reduce the risk of fraud on MercadoPago, such as running card security code (“CSC”) checks in some countries, having users call us to have them answer personal questions to confirm their identity or asking users to confirm the amount of a small debit for higher risk transactions, implementing caps on overall spending per users and data mining to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.

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

MercadoPago is a relatively new service that faces competition from other payment methods, and competitors may adversely affect MercadoPago’s success.

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

MercadoPago’s competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively. They may devote greater resources to the development, promotion, and sale of products and services. Competing services tied to established banks and other financial institutions may offer greater liquidity and create greater consumer confidence in the safety and efficacy of their services. Established banks and other financial institutions currently offer online payments and those which do not yet provide such a service could quickly and easily develop it, including mobile phone carriers.

We are currently in the process of rolling out our Payments product in some countries in order to provide a better experience to our users. For the same reason we are also charging a single final value fee for the right to use MercadoLibre and MercadoPago in those transactions. This change may result in our experiencing a lower combined take rate. We consider MercadoPago’s direct payment product to be in early release and have identified several opportunities to improve upon the product. In addition, the transition to the new system may not be a smooth one. The occurrence of any of these events could adversely affect our business.

We continue to expand MercadoPago’s services internationally. We have no experience with MercadoPago in Costa Rica, the Dominican Republic, Ecuador, Guatemala, Panama, Paraguay, or Portugal. The introduction of MercadoPago in certain new markets may require a close commercial relationship with one or more local banks. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.

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

We are also required by processors to comply with credit card association operating rules. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks compete with MercadoPago. Visa, MasterCard, American Express or other credit card companies could adopt new operating rules or re-interpret existing rules that we or MercadoPago’s processors might find difficult or even impossible to follow. As a result, we could lose our ability to provide MercadoPago customers the option of using credit cards to fund their payments and MercadoLibre users the option to pay their fees using a credit card. If MercadoPago were unable to accept credit cards, our MercadoPago business would be materially adversely affected.

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

In each of Brazil, Argentina and Mexico, we offer users the ability to pay for goods purchased in installments using MercadoPago. In 2016, 2015 and 2014, installment payments represented 55.7%, 58.5% and 53.9%, respectively, of MercadoPago’s total payment volume. To facilitate the offer of the installment payment feature, we pay interest to credit card processors and issuer banks in Mexico and Argentina and we pay interest to discount credit card coupons in Brazil. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.

MercadoPago pays significant transaction fees when senders fund payment transactions using certain credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded approximately 77.2%, 79.3% and 79.0% of MercadoPago’s payment volume using credit cards during 2016, 2015 and 2014, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us. Also, in Brazil, Mexico and Argentina, senders may prefer to pay by credit card without using installments to avoid the associated financial costs resulting in lower revenues to us.

Changes in MercadoPago’s ticket mix could adversely affect MercadoPago’s results.

The transaction fees MercadoPago pays in connection with certain means of payment such as OXXO are fixed regardless of the ticket price, and certain costs incurred in connection with the processing of credit card transactions are also fixed. Currently, MercadoPago charges a fee calculated as a percentage of each transaction. If MercadoPago receives a larger percentage of low ticket transactions, our profit margin may erode, or we may need to raise prices , which, in turn, may affect the volume of transactions.

Recently approved legislation in Brazil relating to certain payment processing functions carried out by non-financial institutions, requires among other things, our MercadoPago operations to secure authorization from the Brazilian Central Bank to continue its operations and may limit our services, any of which could have a material adverse effect on our business and results of operations.

Our MercadoPago business in Brazil is subject to regulations adopted by the Brazilian Central Bank that apply to certain payment processing functions carried out by non-financial institutions. In order to comply with these regulations, we have implemented certain changes to our operations and systems, incurring greater expenses and allocating resources, and in December 2015, we submitted our application to become an authorized payment institution in Brazil. As of the date of this report, we have not received such authorization.

There can be no assurance that we will obtain the requisite authorization. If we are unable to obtain the requisite authorization, it could cause us to (i) shut down our MercadoPago business in Brazil for an indefinite period of time, which would be costly, (ii) pay penalties for non-compliance, or (iii) limit the services we offer through MercadoPago in Brazil or change our business practices, any of which could materially adversely affect our business and results of operations.

Our MercadoCredito solution expose us to additional risks.

Our MercadoCredito solution is offered to certain merchants, and the financial success of this product depends on the effective management of the related risk. To assess a merchant seeking a loan under the MercadoCredito solution, we use, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchant's ability to repay the principal balance and interest related to the credit. This risk model may not accurately predict the creditworthiness of a merchant due to inaccurate assumptions about the particular merchant or the economic environment or limited product history, among other factors. The accuracy of the risk model and our ability to manage credit risk related to our MercadoCredito solution may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, changes in the economic environment and other factors.

Like other businesses with significant exposure to credit losses, we face the risk that MercadoCredito merchants will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs.

A rise in our shipping costs may negatively affect our MercadoEnvios shipping transaction volume.

In Brazil, Argentina, Mexico, Colombia and Chile, we offer users our MercadoEnvios shipping service through integration with local carriers. To achieve economies of scale, drive down shipping costs and eliminate friction for buyers and sellers, we generally pay to the local carriers the shipping costs, then transfer those costs to our customers. If shipping costs increase, we may have to raise the shipping fees we charge to users and this would likely have a negative effect on MercadoEnvios’s shipping volume.

We rely on local carriers to develop our shipping service and changes to our shipping fees, rules or practices may adversely affect our business.

Because MercadoEnvios is not a carrier, we must rely on local carriers in Brazil, Argentina, Mexico, Colombia and Chile to deliver items. We generally pay a fee to the carriers for this service and collects from our customers the services provided. From time to time, local carriers may increase their fees that they charge for each transaction. If we cannot transfer these increased fees to our customers, the resulting increase in operating costs of MercadoEnvios could generate net losses in our MercadoEnvios operations.

In addition, the failure on the services rendered by shipping providers with which we conduct business and/or if these services are not available to us because of contractual or commercial terms it may have a material adverse effect on our shipping service, operating results, and financial condition. As a result, we could lose our ability to provide shipping services to our customers.

We could be subject to liability and forced to change our MercadoEnvios business practices if we were found to be subject to or in violation of any laws or regulations governing shipping in the countries where we operate; or if new legislation regarding this service were enacted in the countries where MercadoEnvios operates.

A number of jurisdictions where we operate have enacted legislation regulating shipping services. We believe we are not required to have a license under the existing statutes of Argentina, Brazil, Mexico and Colombia to operate MercadoEnvios with its current structure. If MercadoEnvios were found to be in violation of shipping services laws or regulations, or engaged in an unauthorized shipping business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a postal entity. Any change to our MercadoEnvios business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoEnvios business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure that we would be able to obtain these licenses in a timely manner or at all.

We may have inadequate business insurance coverage, which would require us to spend significant resources in the event of a disruption of our services or other contingency.

Insurance companies in Latin America offer limited business insurance products. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any business disruption, litigation, system failure or natural disaster may cause us to incur substantial costs and divert resources, which could have a material adverse effect on our business, results of operation and financial condition.

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

We pursue the registration of our domain names, trademarks, logos and service marks in each country where we operate, in the United States and in certain other Latin American countries. Effective trademark, service mark, copyright, domain name and trade secret protection may not be available or granted to us by the appropriate regulatory authority in every country in which our services are made available online. For example, since 1999, we have filed several applications to register the name “MercadoLivre” and our logo in Brazil. We have been granted the trademarks “Mercadolivre” (name and design, without the exclusivity to the use of the words “Mercado” and “Livre”) and “MercadoPago” (name and design). Nonetheless, many applications are still pending and certain applications were denied . We cannot assure you that we will succeed in obtaining these trademarks. If we are not successful, MercadoLibre’s ability to protect its brand in Brazil against third-party infringers would be compromised and we could face claims by any future trademark owners. Any past or future claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the MercadoLibre brand, our licensees may take actions that could affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.

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

We intend to continue to acquire businesses, technologies, services or products, as we have done in the past with our acquisitions of iBazar, Lokau, DeRemate, CMG, AutoPlaza, Neosur, Business Vision S.A, KPL Soluções Ltda., Metros Cúbicos S.A. de C.V., Monits S.A., Mango and Axado Informação e Tecnologia S.A., as appropriate opportunities arise. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.

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

The market for online commerce is relatively new in Latin America, rapidly evolving and intensely competitive, and we expect competition to become more intense in the future. Barriers to entry are relatively low and current offline and new competitors, including small businesses who want to create and promote their own stores or platforms, can easily launch new sites at relatively low cost using software that is commercially available. We currently or potentially compete with a number of other companies.

Our direct competitors include, among others, various online sales and auction services, including Alamaula.com, OLX.com and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online commerce services, such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of brick and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, OLX, QueBarato and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro, located throughout Latin America. In addition, we compete with online communities that specialize in classified advertisements. Although no regional competitor exists in the classified market, local players such as Webmotors, VivaStreet and Zap maintain important positions in certain markets.

We face competition from a number of large online communities and services that have expertise in developing e-commerce and facilitating online interaction. Certain of these competitors, including Facebook, Google, Amazon, Microsoft and Yahoo! currently offer a variety of business-to-consumer commerce services, searching services and classified advertising services, and certain of these companies may introduce broader e-commerce to their large user populations. Other large companies with strong brand recognition and experience in e-commerce, such as large newspaper or media companies also compete in the online listing market. Companies with experience in e-commerce may also seek to compete in the online listing market in Latin America. We also compete with traditional brick-and-mortar retailers to the extent buyers choose to purchase products in a physical establishment as opposed to on our platform. In connection with our payment solution, our direct competitors include international online payments services such as PayPal and Google Checkout, and local online payment services such as DineroMail in Argentina, Chile, Colombia and Mexico, and Bcash, PagSeguro and MOIP in Brazil; money remitters such as Western Union. Any or all of these companies could create competitive pressures, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, if certain websites stop linking to or containing links in their properties that send us traffic across the internet in the future, our gross merchandise volume (“GMV”) could substantially decrease and we could suffer a material adverse effect on our business, financial condition and results of operations.

We no longer have a non-competition arrangement with eBay. If eBay were to compete directly with us by launching a competing platform in Latin America, it would have a material adverse effect on our results of operations and prospects. Similarly, eBay or other larger, well-established and well-financed companies may acquire, invest in or enter into other commercial relationships with competing e-commerce services. Therefore, some of our competitors and potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than us, which could adversely affect us. Paypal and Amazon are already active locally in certain countries of Latin America.

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

We conduct significant operations in Venezuela, offering both our MercadoLibre Marketplace and MercadoPago online payments solution, through our Venezuelan subsidiaries. As of December 31, 2016 we had 111 employees working in that country. As of and for year ended December 31, 2016, 4.4% of our consolidated net revenues and 10.1% of our consolidated net assets are derived from our Venezuelan subsidiaries, while 2.1% of our consolidated cash and investments are held in local Venezuelan currency by our Venezuelan subsidiaries.

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

Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (SIMADI) will continue to operate until replaced by others. As of the date of this report, the SIMADI has not been replaced and for that reason, we continued using SIMADI. From March 31, 2016 through June 30, 2016, the SIMADI exchange rate increased from 273 BsF per U.S. dollar to 628 BsF per U.S. dollar, a 130% increase in the exchange rate. As a consequence of the local currency devaluation, we have recorded a foreign exchange loss of $4.9 million during the second quarter of 2016.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed our long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela would not be fully recoverable. As a result, on June 30, 2016, we recorded an impairment of offices and commercial property under construction included within non-current other assets of $13.7 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of $12.5 million as of June 30, 2016, by using the market approach and considering prices for similar assets.

As of December 31, 2016, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 674 BsF per U.S. dollar.

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

The Venezuelan Government issued a decree in 2015 which establishes a maximum profit margin of 30% of the cost structure of goods or services sold by each participant in the commercialization chain. The decree establishes that directors, partners, representatives, managers, supervisors and administrators will be jointly and severally liable (civil, criminal or administrative) if their company is found to be in violation of the decree.

As a consequence, we may experience a significant decrease in our Venezuelan subsidiary´s revenues, results of operations and earnings and which could have a material adverse impact.

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

The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 94.8%, 94.6% and 93.4% of our net revenues for 2016, 2015 and 2014, respectively, have experienced volatility in the past, particularly against the U.S. dollar. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account, or are expected to account, for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine Peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to high inflation, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

We may be subject to exchange control regulations which might restrict our ability to convert local currencies into U.S. dollars. Since 2011, the Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. In December 2015, the new Argentine government introduced significant changes into the foreign exchange regulatory framework. These new measures include the removal of Argentina’s strict currency controls that restricted the ability of companies and individuals to exchange Argentine pesos for foreign currencies. With this new policy, prior approval of foreign exchange transactions by the Argentine Administration of Public Revenues or Central Bank is no longer required for the purchase of foreign currency. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. During 2016, Venezuela has modified its exchange control regulations. These modified regulations have further impaired our ability to convert local currency into U.S. dollars, see “Risk related to doing business in Latin America—Political and economic conditions in Venezuela may have an adverse impact on our operations” above.

Our reporting currency is the U.S. dollar but our revenues are generated in the currencies of each country where we operate. Therefore, if the U.S. dollar strengthens relative to these foreign currencies, the economic value of our revenues in U.S. dollar terms will decline.

Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina, Mexico and Venezuela, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2016, 53.9% of our net revenues were denominated in Brazilian Reais, 31.1% in Argentine Pesos, 4.4% in Venezuelan Bolivares Fuertes, and 5.5% in Mexican Pesos. The foreign currency exchange rates for the full year 2016 relative to 2015 resulted in lower net revenues of approximately $265.6 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $202.4 million. The foreign currency exchange rates for the full year 2015 relative to 2014 resulted in lower net revenues of approximately $348.2 million and a decrease in aggregate cost of net revenues and operating expenses of approximately $167.3 million. The abovementioned foreign currency exchange rate effect includes the Venezuelan translation effect discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates—Foreign Currency Translation”. While we have in the past entered into transactions to hedge portions of our foreign currency translation exposure, these transactions are expensive, and it is very difficult to perfectly predict or completely eliminate the effects of this exposure. If the U.S. dollar strengthens relative to the foreign currencies in which we operate, our net revenues, operating expenses, and net income will decrease and such decrease may be significant.

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

The market value of companies in our sector may be, to varying degrees, affected by economic and market conditions in other global markets. Although economic conditions vary from country to country, investors’ perceptions of the events occurring in one country may substantially affect capital flows into and securities from issuers in other countries, including Latin American countries. Various Latin American economies have been adversely impacted by the political and economic events that occurred in several emerging economies in recent times. Furthermore, Latin American economies may be affected by events in developed economies which are trading partners or that impact the global economy.

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

During 2016, the Company paid quarterly dividends on shares of our common stock throughout the year. Although the Company announced its intention to pay regular quarterly dividends on shares of our common stock in the future, we have not established a minimum dividend payment level and our ability to pay dividends in the future may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends, if any, or to grow our dividends over time.

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

Although we are a Delaware corporation, our subsidiaries and most of our assets are located outside of the U.S. Furthermore, most of our directors and officers and some experts named in this report reside outside the U.S. As a result, you may not be able to enforce judgments against us or our directors or officers in U.S. courts based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the U.S. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the U.S. Any enforcement action in a court outside the U.S. will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

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

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, and even though our current intention is to deliver shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we may be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, and even though our current intention is to satisfy our conversion obligation by delivering shares of our common stock (other than paying cash in lieu of delivering any fractional share), we may be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Our headquarters are located in Buenos Aires, Argentina. Our data centers are located in Virginia and Georgia, United States, and occupy approximately 295 square meters. As of December 31, 2016, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	México	Venezuela	Others	Total
	(sq mt)	(sq mt)	(sq mt)	(sq mt)	(sq mt)	(sq mt)
Owned facilities	9,785	-	-	4,919	-	14,704
Leased facilities	8,152	33,308	4,228	-	8,842	54,530
Total facilities	17,937	33,308	4,228	4,919	8,842	69,234

ITEM 3.	LEGAL PROCEEDINGS

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

As of December 31, 2016, our total reserves for proceeding-related contingencies were $5.6 million to cover legal actions against the Company where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote. Expected legal costs related to litigations are accrued when the legal service is actually provided.

As of December 31, 2016, there were 55 lawsuits pending against the Argentine subsidiary in the Argentine ordinary courts and 1,573 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2016, there were 9 claims pending against the Mexican subsidiaries in the Mexican ordinary courts and 130 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2016, there were 717 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of December 31, 2016, there were 2,923 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

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

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of this report, the total amount of the claim is $ 4.2 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$ 9.5 million, which including accrued interests amounted to R$ 13.8 million or $ 4.2 million, according to the exchange rate at December 31, 2016, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On May 31, 2016, a lower court judge ruled in favor of the Company and the São Paulo Municipal Council presented a motion to clarify mentioned decision, which was rejected. On November 29, 2016, the São Paulo Municipal Council appealed, and the Company presented its counter arguments. As of the date of this report, the Company is still waiting for a decision.

In September 2012 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of R$ 51.6 million or $ 15.8 million, according to the exchange rate at December 31, 2016. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 we presented our response to the mentioned defense. As of December 31, 2016, the lower court’s ruling was still pending.

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

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.1 million or $ 1.6 million, according to the exchange rate at December 31,2016. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, decreasing the outstanding debit to R$ 2.1 million or $ 639 thousands according to the exchange rate at December 31, 2016. On November 21, 2014, the Company appealed to the Superior Administrative Court of Tax Appeals. On September 8, 2016 our appeal was not accepted. Mercado Livre filed an appeal against such decision, aiming the appeal to be accepted and ruled by the Superior Administrative Court of Tax Appeals. As of the date of this report, the Superior Administrative Court of Tax Appeals ruling was still pending. The Company´s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

On November 6, 2014 our Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by our Brazilian subsidiaries to the our Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. We presented an appeal in September, 2015 and as of December 31, 2016, we are waiting for the second instance decision. As a result, we started making deposits in court for the controversial amounts. As of December 31, 2016, we recorded in the balance sheet deposits in court for R$25.8 million or $7.9 million, according to the exchange rate at December 31, 2016 under the caption non-current other assets. Our management, based on the external legal counsel opinion, believe that the tax position adopted is more likely than not, based on the technical merits of the tax position and the existence of favorable decisions of the Federal Regional Courts. For that reason, we have not recorded any expense or liability for the controversial amounts.

On November 9, 2016, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary Ebazar, relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of R$3.1 million or $945 thousands, according to the exchange rate as of December 31, 2016. We presented administrative defenses against the authorities’ claim. As of the date of this report, we are still waiting for a decision. The opinion of our management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

On December 27, 2016, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary MercadoPago.com Representações Ltda., relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of R$12 million or $3.7 million according to the exchange rate as of December 31, 2016. We will present administrative defenses against the authorities’ claim. The opinion of our management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

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

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2016, the closing price of our common stock was $156.14 per share. As of February 21, 2017, we had approximately 14 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Market:

	High	Low
2015
1st quarter	$137.99	$116.72
2nd quarter	$153.42	$121.60
3rd quarter	$143.12	$85.75
4th quarter	$127.77	$88.19

2016
1st quarter	$118.28	$85.82
2nd quarter	$140.67	$117.13
3rd quarter	$191.25	$139.68
4th quarter	$189.83	$151.3

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2016.

Dividend Policy

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

In each of February, May,  August and November of 2016, our Board of Directors declared quarterly cash dividends of $6.6 million (or $0.150 per share on our outstanding shares of common stock). The dividends were paid on April 15, July 15, October 14, 2016 and January 16, 2017 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 31, 2016.

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

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2016 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on December 31, 2007 through December 31, 2016 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance:

700
600
500
400
300
200
100
0
31/12/2007
31/12/2008
31/12/2009
31/12/2010
31/12/2011
31/12/2012
31/12/2013
31/12/2014
31/12/2015
31/12/2016
MELI
S&P500
DOW JONES
NASDAQ

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

	Year Ended December, 31
(in millions)	2016 (*)	2015 (*)	2014 (*)	2013 (*)	2012 (*)
Statement of income data:
Net revenues	$ 844.4	$ 651.8	$ 556.5	$ 472.6	$ 373.6
Cost of net revenues	(307.5)	(215.0)	(159.0)	(130.1)	(98.1)
Gross profit	536.9	436.8	397.6	342.5	275.5

Operating expenses:
Product and technology development	(98.5)	(76.4)	(53.6)	(40.9)	(28.6)
Sales and marketing	(156.3)	(128.6)	(111.6)	(90.5)	(72.0)
General and administrative	(87.3)	(76.3)	(62.4)	(57.6)	(45.2)
Impairment of Long-Lived Assets	(13.7)	(16.2)	(49.5)	—	—
Total operating expenses	(355.8)	(297.6)	(277.1)	(189.0)	(145.9)
Income from operations	181.1	139.2	120.5	153.5	129.7

Other income (expenses):
Interest income and other financial gains	35.4	20.6	15.3	10.7	11.9
Interest expense and other financial charges	(25.6)	(20.4)	(11.7)	(2.4)	(1.1)
Foreign currency (losses) / gains	(5.6)	11.1	(2.4)	1.3	0.0
Other expenses, net	—	—	—	—	(0.2)
Net income before income tax	185.3	150.5	121.8	163.1	140.2
Income tax expense	(49.0)	(44.7)	(49.1)	(45.6)	(38.9)

Net income	136.4	105.8	72.7	117.5	101.3
Less: Net Income attributable to Noncontrolling	—	—	0.1	—	0.1
Net income available to common shareholders	$ 136.4	$ 105.8	$ 72.6	$ 117.5	$ 101.2

(*) The table above may not total due to rounding.

	At December 31,
(in millions, except for per share data)	2016	2015	2014	2013	2012
Balance sheet data:
Total assets	$1,367.4	$1,003.6	$966.8	$592.4	$478.7
Long term debt	301.9	294.3	282.2	2.5	0.1
Total liabilities	938.6	664.1	611.1	244.9	184.9
Net assets	428.9	339.5	355.8	347.5	293.8
Redeemable Noncontrolling Interest	—	—	—	4.0	4.0
Common stock	0.04	0.04	0.04	0.04	0.04
Equity	428.9	339.5	355.8	343.5	289.8
Cash dividend declared per common share	$0.600	$0.412	$0.664	$0.572	$0.436

	Year Ended December 31,
	2016	2015	2014	2013	2012
Earnings per share data:
Basic net income available to common stockholders per common share	$3.09	$2.40	$1.63	$2.66	$2.30
Diluted net income per common share	$3.09	$2.40	$1.63	$2.66	$2.30
Weighted average shares(1):
Basic	44,157,251	44,155,680	44,153,884	44,152,600	44,147,861
Diluted	44,157,251	44,155,680	44,153,884	44,152,600	44,149,838
(1) Shares outstanding at December 31, 2016 were 44,157,364.

	Year ended December 31,
(in millions)	2016	2015	2014	2013	2012
Other data:
Number of confirmed registered users at end of period (1)	174.2	144.6	120.9	99.5	81.5
Number of confirmed new registered users during period (2)	29.5	23.7	21.5	18.0	15.6
Gross merchandise volume (3)	$8,048.1	$7,150.8	$7,081.9	$7,305.3	$5,703.9
Number of successful items sold (4)	181.2	128.4	101.3	83.0	67.4
Number of successful items shipped (5)	86.5	45.2	17.8	1.8	0.0
Total payment volume (6)	$7,753.7	$5,184.1	$3,523.2	$2,497.7	$1,786.7
Total volume of payments on marketplace (7)	$5,627.4	$3,764.7	$2,581.8	$1,701.2	$1,231.7
Total payment transactions (8)	138.7	80.4	46.3	31.5	23.5
Unique buyers (9)	27.7	23.6	22.0	20.2	16.9
Unique sellers (10)	9.4	7.8	7.1	7.0	6.0
Capital expenditures	$84.7	$109.3	$76.1	$117.6	$18.1
Depreciation and amortization	$29.0	$23.2	$16.9	$11.9	$8.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period.
(10)	New or existing users with at least one sale made in the period.

Non-GAAP Measures of Financial Performance

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we use free cash flows and foreign exchange (“FX”) neutral measures as non-GAAP measures.

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

Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables included in this annual report.

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

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Years ended
	December 31,
(In millions)	2016	2015	2014

Net Cash provided by Operating Activities	$ 190.3	$ 221.4	$ 196.8
Payment for acquired business, net of cash acquired	(7.3)	(45.0)	(40.8)
Advance for property and equipment	(8.4)	(23.4)	-
Financial liabilities for acquisition of property and equipment	-	5.0	-
Purchase of intangible assets	(0.4)	(1.7)	(0.9)
Purchase of property and equipment	(68.5)	(39.2)	(34.4)
Free cash flow	105.6	117.1	120.7

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

The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2016	2015	Percentage Change	2016	2015	Percentage Change
Net revenues	$ 844.4	$ 651.8	29.6%	$ 1,110.0	$ 651.8	70.3%
Cost of net revenues	(307.5)	(215.0)	43.0%	(393.2)	(215.0)	82.9%
Gross profit	536.9	436.8	22.9%	716.8	436.8	64.1%

Operating expenses:	(342.1)	(281.4)	21.6%	(458.9)	(281.4)	63.1%
Impairment of Long-Lived Assets	(13.7)	(16.2)	-15.5%	(13.7)	(16.2)	-15.5%
Total operating expenses	(355.8)	(297.6)	19.6%	(472.6)	(297.6)	58.8%
Income from operations	181.1	139.2	30.1%	244.2	139.2	75.5%

(*) The table above may not total due to rounding.

	Year Ended December 31, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2015	2014	Percentage Change	2015	2014	Percentage Change
Net revenues	$ 651.8	$ 556.5	17.1%	$ 1,000.0	$ 556.5	79.7%
Cost of net revenues	(215.0)	(159.0)	35.2%	(287.1)	(159.0)	80.6%
Gross profit	436.8	397.6	9.9%	712.9	397.6	79.3%

Operating expenses:	(281.4)	(227.6)	23.6%	(376.6)	(227.6)	65.5%
Impairment of Long-Lived Assets	(16.2)	(49.5)	-67.2%	(16.2)	(49.5)	-67.2%
Total operating expenses	(297.6)	(277.1)	7.4%	(392.8)	(277.1)	41.8%
Income from operations	139.2	120.5	15.5%	320.1	120.5	165.7%

(*) The table above may not total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the years ended December 31, 2014, 2015, and 2016;

•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and
•	a discussion of the market risks that we face.

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is one of the largest online commerce ecosystems in Latin America. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions. We are a market leader in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on number of unique visitors and page views. We also operate online commerce platforms in the Dominican Republic, Honduras, Nicaragua, Salvador, Panama, Bolivia, Guatemala, Paraguay and Portugal.

Through our platform, we provide buyers and sellers with a robust environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 610 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer technological and commercial solutions that address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

We offer our users an ecosystem of six integrated e-commerce services: the MercadoLibre Marketplace, the MercadoLibre Classifieds Service, the MercadoPago payments solution, the MercadoEnvios shipping service, the MercadoLibre advertising program and the MercadoShops online webstores solution.

The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce service. This service permits both businesses and individuals to list merchandise and conduct sales and purchases online in either a fixed-price or auction-based format.

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Uruguay, Perú and Chile. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, during the fourth quarter of 2016, we launched MercadoCredito in Argentina, which is designed to extend loans to specific merchants. Our MercadoCredito solution allows us to deepen our engagement with our merchants by offering them additional services.

To further enhance our suite of e-commerce services, during 2013 and 2014, we launched the MercadoEnvios shipping program in Brazil, Argentina and Mexico. During the second quarter of 2015 and 2016 we launched MercadoEnvios in Colombia and Chile, respectively. Through MercadoEnvios, we offer our sellers a cost-efficient way to utilize our existing distribution chain to fulfill their sales. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

Through MercadoLibre Classifieds Service, our online classified listing service, our users can also list and purchase motor vehicles, vessels, aircraft, real estate and services in all countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and never final value fees. Our classifieds pages are also a major source of traffic to our website, benefitting both the Marketplace and non-marketplace businesses.

To enhance the MercadoLibre Marketplace, we developed our MercadoLibre advertising program, to enable businesses to promote their products and services on the Internet. Through our advertising program, MercadoLibre’s sellers and large advertisers are able to display ads on our webpages and our associated vertical sites in the region.

Additionally, through MercadoShops, our online store solution, users can set-up, manage and promote their own online store. These stores are hosted by MercadoLibre and offer integration with the other marketplace, payment and advertising services we offer. Users can choose from a basic, free store or pay monthly subscriptions for enhanced functionality and value added services on their store.

MercadoLibre also began developing and selling enterprise software solutions to e-commerce business clients in Brazil during the second quarter of 2015.

We were incorporated in Delaware in October 1999 and introduced websites in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Venezuela by April 2000.

We completed our initial public offering in August 2007, resulting in net proceeds to us of approximately $49.6 million.

In April 2014, we acquired VMK S.A., Inmobiliaria Web Chile S. de R.L. de C.V. and Inmuebles Online S.A., companies that operate online classified advertisements platforms dedicated to the sale of real estate in Chile through the Portal Inmobiliario brand and in Mexico through the Guia de Inmuebles brand. The aggregate purchase price was $ 38.0 million.

In December 2014, we acquired Business Vision S.A., an Argentine software development company located in the city of Buenos Aires, for an aggregate purchase price of $4.8 million. The objective of this acquisition was to enhance our software development capabilities.

In April 2015, we acquired  KPL Soluções Ltda., a company that develops enterprise resource planning (“ERP”) software for the e-commerce industry in Brazil, for and aggregate purchase price of $22.7 million. The objective of this acquisition was to offer an even more seamless way for our customers to sell on our marketplace.

Also in April 2015, we acquired  Metros Cúbicos, S.A. de C.V., a company that operates an online classified advertisement platform dedicated to the sale of real estate in Mexico.  The aggregate purchase price was $29.9 million. The objective of this acquisition was to increase our participation in the e-commerce business in that country.

In February 2016,  we acquired Monits S.A., a software development company located and organized under the laws of Buenos Aires, Argentina, for the purchase price of $3.1 million.  The objective of this acquisition was to enhance our software development capabilities.

In June 2016, we acquired Axado, a company that develops logistic software for the e-commerce industry in Brazil, for the purchase price of $5.5 million.  The objective of this acquisition was to enhance our software development capabilities on Transportation Management System and contribute to our shipping business performance.

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the criterion our management uses to organize segments for making operating decisions and assessing performance. Our geographic segments are Brazil, Argentina, Mexico Venezuela and Other Countries (which includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Guatemala, Bolivia, Paraguay, Uruguay and the United States of America). Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our Company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short term tactics to grow stronger than us.

The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
(% of total consolidated net revenues) (*)	2016	2015	2014
Brazil	53.9%	44.6%	49.2%
Argentina	31.1	37.6	27.1
Mexico	5.5	6.2	6.8
Venezuela	4.4	6.2	10.4
Other Countries	5.2	5.4	6.6
The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2016, 2015 and 2014:

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2016, 2015 and 2014:

	Year ended		Change from 2015		Year ended		Change from 2014
	December 31,		to 2016 (*)		December 31,		to 2015 (*)
	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 455.0	$ 290.6	$ 164.4	56.6%	$ 290.6	$ 273.6	$ 17.0	6.2%
Argentina	262.3	245.0	17.2	7.0	245.0	150.7	94.3	62.6
Mexico	46.3	40.3	6.0	14.9	40.3	37.7	2.7	7.1
Venezuela	37.2	40.5	(3.3)	(8.1)	40.5	58.0	(17.6)	(30.2)
Other Countries	43.6	35.4	8.2	23.3	35.4	36.5	(1.2)	(3.2)
Total Net Revenues	$ 844.4	$ 651.8	$ 192.6	29.6%	$ 651.8	$ 556.5	$ 95.3	17.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Guatemala, Bolivia, Paraguay, Uruguay and the United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes financing fees, off-platform payment fees,  ad sales, real estate listings, motors listings, shipping fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2016, 2015 and 2014:

	Years ended
	December 31, (*)
Consolidated net revenues by revenue stream	2016	2015	2014
	(in millions)
Marketplace	$491.6	$393.0	$376.2
Non-Marketplace (**)	352.8	258.8	180.4
Total	$844.4	$651.8	$556.5

(*)	The table above may not total due to rounding.
(**)	Includes, among other things, Financing Fees, Off-platform Payment Fees, Ad Sales, Real Estate, Motors, Shipping and other ancillary services.

Revenues from Marketplace transactions are generated from:

•	final value fees; and
•	up-front fees.

For Marketplace services, final value fees representing a percentage of the sale value are charged to the seller once the item is successfully sold. Up-front fees are charged to the seller in exchange for improved exposure of the listings throughout our platform and are not subject to the successful sale of the items listed.

Revenues for the Non-Marketplace services are generated from:

•	financing fees;
•	off-platform payment fees;
•	motors up-front fees;
•	ad sales up-front fees;

•	real estate listings up-front fees;
•	shipping fees; and
•	fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off-Marketplace-platform transactions;
•	revenues from financing that occur when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our marketplace platform;
•	interest and fees from merchant credits granted under our MercadoCredtis solution; and
•	revenues from the sale of mobile point of sale products.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three years ended December 31, 2016, 2015 and 2014, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in 19 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay, Venezuela, Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and MercadoPago is available in seven countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Venezuela). Additionally, MercadoEnvios is available in 5 countries: Argentina, Brazil, Mexico, Colombia and Chile. The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 9.0%, 8.1% and 7.1% of net revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization, hosting and site operation fees and cost of mobile point of sale products sold.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of costs of marketing our platforms through online and offline advertising and agreements with portals and search engines, charges related to our buyer protection programs, the salaries of employees involved in these activities, bad debt charges, chargebacks related to our MercadoPago operations, public relations costs, marketing activities for our users and depreciation and amortization costs.

We carry out the majority of our marketing efforts on the Internet. We enter into agreements with portals, search engines, social networks, ad networks and other sites in order to attract Internet users to the MercadoLibre Marketplace and convert them into registered users and active traders on our platform.

We also work intensively on attracting, developing and growing our seller community through our customer support efforts. We have dedicated professionals in most of our operations that work with sellers through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long term retention plan compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, administration, accounting, legal and human resources.

Impairment of long-lived assets

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As explained in section “Foreign Currency Translation – Venezuelan Currency Status”, the exchange markets in Venezuela have been unfavorable to us since December 2013.

As a result of the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, we concluded that certain real estate investments held in Caracas, Venezuela, should be impaired. As a consequence, we estimated the fair value of the impaired long-lived assets, and recorded impairment losses of $13.7 million and $16.2 million on June 30, 2016 and March 31, 2015, respectively, by using the market approach and considering prices for similar assets.

Other income (expenses), net

Other income (expenses) consists primarily of interest income derived from our investments and cash equivalents, interest expense related to financial liabilities, foreign currency gains or losses, and other non-operating results.

Income and asset tax

We are subject to taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes and asset taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change in our deferred tax assets and liabilities during each period.

The following table summarizes the composition of our income/asset taxes for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
(In millons)	2016 (*)	2015 (*)	2014 (*)

Current:
U.S.	0.0	0.1	0.0
Non U.S.	55.1	45.9	66.8
	55.2	45.9	66.8
Deferred:
U.S.	1.3	0.0	0.5
Non U.S.	(7.5)	(1.2)	(18.1)
	(6.2)	(1.2)	(17.6)
Income tax expense	49.0	44.7	49.1

(*)The table above may not total due to rounding. No asset tax expense was recorded for the years ended December 31, 2016, 2015 and 2014.

Seasonality

The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter Ended
(in millions, except for share data)	March 31,	June 30,	September 30,	December 31,
2016
Net Revenues	$ 157.6	$ 199.6	$ 230.8	$ 256.3
Gross profit	102.2	126.3	145.6	162.7
Net Income	30.2	15.9	38.9	51.3
Net Income per share-basic	0.68	0.36	0.88	1.16
Net Income per share-diluted	0.68	0.36	0.88	1.16
Weighted average shares
Basic	44,156,961	44,157,341	44,157,341	44,157,355
Diluted	44,156,961	44,157,341	44,157,341	44,157,355

2015
Net Revenues	$ 148.1	$ 154.3	$ 168.6	$ 180.7
Gross profit	103.4	104.0	111.8	117.6
Net Income/ (loss)	1.7	19.5	45.6	39.0
Net Income (loss) per share-basic	0.04	0.44	1.03	0.88
Net Income (loss) per share-diluted	0.04	0.44	1.03	0.88
Weighted average shares
Basic	44,154,796	44,155,271	44,155,830	44,156,800
Diluted	44,154,796	44,155,271	44,155,830	44,156,800

2014
Net Revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Gross profit	83.8	95.5	104.5	113.7
Net Income	30.3	(25.6)	33.8	34.2
Net Income per share-basic	0.69	(0.58)	0.76	0.76
Net Income per share-diluted	0.69	(0.58)	0.76	0.76
Weighted average shares
Basic	44,153,818	44,153,892	44,153,892	44,154,412
Diluted	44,153,818	44,182,668	44,153,892	44,154,412

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our audited consolidated financial statements and the notes thereto and other disclosures included in this report.

Foreign Currency Translation

Historically, all of our foreign operations have used the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the monthly average exchange rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (losses), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency losses / gains”.

All our foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below.

Venezuelan Currency Status

Pursuant to U.S. GAAP, we transitioned our Venezuelan operations to highly inflationary status beginning on January 1, 2010. Highly inflationary status requires transactions and balances to be re-measured as if the U.S. dollar were the functional currency for the operation.

From January 24 to May 15, 2014, the exchange rate used to re-measure our net monetary asset position in Bolivares Fuertes (“BsF”) and BsF transactions of our Venezuelan operations was the SICAD 1 exchange rate (which was the average exchange rate of transactions settled in SICAD 1 auctions in Venezuela).

In late February 2014, the Venezuelan government issued a decree to open a new exchange control mechanism (“SICAD 2”) that was intended to allow the purchase of foreign exchange currencies, through authorized foreign exchange operators offered by individuals and other public entities authorized by the Ministry of Finance. The Venezuelan government published operating rules for that exchange mechanism in Exchange Agreement N° 27, and SICAD 2 began operating on March 24, 2014. Since implementation of the SICAD 1 system, the Company was unsuccessful in gaining access to U.S. dollars through SICAD 1. As a result of this ongoing lack of access to the SICAD 1 auction system, on May 16, 2014, we decided to start requesting U.S. dollars through the SICAD 2 mechanism. The SICAD 2 system was an open mechanism that was intended to permit any company to request dollars for any purpose. Consequently, we were eligible for and were granted, U.S. dollars through the SICAD 2 mechanism.

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

In light of the disappearance of SICAD 2, and we inability to gain access to U.S. dollars through the new single system under SICAD, we started requesting and was granted U.S. dollars through SIMADI. As a result, we from that moment expected to settle our transactions through SIMADI and concluded that the SIMADI exchange rate should be used to re-measure our bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, we recorded a foreign exchange loss of $20.4 million during the first quarter of 2015, with no significant foreign exchange losses recorded during the second, third and fourth quarter of 2015.

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

On March 9, 2016 the BCV issued an Exchange Agreement, which established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in that agreement will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”).

Additionally, the agreement established that SIMADI will continue to operate until replaced by others. As of the date of this report, the SIMADI has not been replaced and for that reason, we continued using SIMADI. From March 31, 2016 through June 30, 2016, the SIMADI exchange rate increased from 273 BsF per U.S. dollar to 628 BsF per U.S. dollar, a 130% increase in the exchange rate. As a consequence of the local currency devaluation, we have recorded a foreign exchange loss of $4.9 million during the second quarter of 2016.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed our long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela would not be fully recoverable. As a result, on June 30, 2016, we recorded an impairment of offices and commercial property under construction included within non-current other assets of $13.7 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of $12.5 million as of June 30, 2016, by using the market approach and considering prices for similar assets.

As of December 31, 2016, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 673.8 BsF per U.S. dollar.

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

Despite the current difficult macroeconomic environment in Venezuela, we continue to actively manage, through our Venezuelan subsidiaries, our investment in Venezuela. Regardless the current operating, political and economic conditions and certain other factors in Venezuela, management currently plans to continue supporting its business in Venezuela in the long run.

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

If the carrying amount of the reporting unit exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods and management’s assessment of each reporting unit’s fair value exceeds its carrying value.

We recorded an impairment of long-lived assets of $49.5 million during May 2014, of $16.2 million on March 31, 2015 and of $13.7 million on June 30, 2016 relating to certain real estate investments in Venezuela. The carrying amount was adjusted to its estimated fair value by using the market approach and considering prices for similar assets. For a complete discussion on such impairment, see “Foreign Currency Translation—Venezuelan Currency Status” above.

Goodwill and certain indefinite life trademarks are reviewed for impairment at each year-end or more frequently when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of goodwill and certain trademarks are tested at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting units’ carrying amount, including goodwill and certain trademarks, to the fair value of the reporting unit.

For the year ended December 31, 2016, the fair values of the reporting units and the intangible assets with indefinite useful lives were estimated using the income approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 14.5% to 29.9%. The average discount rate used for 2016 was 16.9%. That rate reflected the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”), Total Payment Volume (“TPV”), Average Selling Price (“ASP”), Successful Items sold (“SI”) and Take Rate.  See Item 6 of Part II, “Selected Financial Data-Other data” for details on the measures described in this paragraph. In addition, the benchmark in our analysis includes a business to e-commerce rate, which represents the growth of e-commerce as a percentage of GDP, Internet penetration rates as well as trends in the Company’s market share.

For the year ended December 31, 2016, based on quantitative assessments, the Company has determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives are greater than their respective carrying amounts.

As discussed above, if the carrying amount of any given reporting unit or any intangible asset with indefinite useful life exceeds its fair value, goodwill or indefinite useful life, intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. No impairments were recognized during the reporting periods included in the financial statements set forth in Item 8 as management’s assessment of each reporting unit fair value exceeds its carrying value.

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

Convertible Senior Notes

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes, subject to adjustment as described in the indenture governing the Notes.  The convertible debt instrument within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and a fair value was assigned. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of June 30, 2014, we determined the fair value of the liability component of the Notes by reviewing market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. The difference between the cash proceeds and this estimated fair value, represents the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

In connection with the issuance of the Notes, we paid $19.7 million to enter into capped call transactions with respect to shares of our common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions.  The $19.7 million cost of the capped call transactions, which net of deferred income tax effect amounts to $12.8 million, is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the years ended December 31, 2016 and 2015 — Debt” and Note 17 to our consolidated financial statements.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. At December 31, 2016, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

Stock-based compensation

Our board of directors adopted the 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 long-term retention plans (the “2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 LTRPs”, respectively). See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk  —Equity Price Risk” for details on the LTRPs.

All 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 LTRPs have performance and/or eligibility conditions to be achieved at each year-end and also require the employee to be still employed by the Company at the payment date.

The variable awards compensation cost of the 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 LTRPs are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. The 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 LTRPs fixed awards are recognized in straight line bases using the equal annual accrual method.

The following tables summarize the accrued compensation expense for 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 LTRPs accrued compensation expense for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
LTRP 2009	692	16	665
LTRP 2010	1,122	339	930
LTRP 2011	1,420	465	1,108
LTRP 2012	1,749	641	1,385
LTRP 2013	3,897	2,205	3,935
LTRP 2014	3,653	2,763	3,829
LTRP 2015	4,641	3,784	—
LTRP 2016	5,809	—	—
	22,983	10,213	11,852

On September 27, 2013, our Board of Directors adopted a director compensation program or the “2013 Director Compensation Program” that sets compensation for the Company’s outside directors for the period of June 2013 to June 2016. The 2013 Director Compensation Program provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award (based on the average closing price of our common stock).  See Note 11-Compensation Plan for Outside Directors to our consolidated financial statements for details on our 2013 Director Compensation Program.

On August 2, 2016, our Board of Directors adopted a director compensation program or the “2016 Director Compensation Program” that sets compensation for the Company’s outside directors for the period of June 2016 to June 2019. The 2016 Director Compensation Program provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award (based on the average closing price of our common stock). See Note 11-Compensation Plan for Outside Directors to our consolidated financial statements for details on our 2016 Director Compensation Program. The 2016 Director Compensation Program is filed as Exhibit 10.09 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016.

The total accrued compensation cost related to our outside directors for the years ended December 31, 2016, 2015 and 2014 was the following:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Chairman Fee	64	61	61
Adjustable Award	783	718	545
Non-adjustable Award	444	398	359
	1,291	1,177	965

Stock option awards granted under the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “1999 Plan”) are at the discretion of our Board of Directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2016, there are no outstanding options granted under the 1999 Plan. As of December 31, 2016, there were 232,825 shares of common stock available for additional awards under the 1999 Plan.

There were no stock-based compensation expenses related to stock options for the years ended December 31, 2016, 2015 and 2014. The calculation of the stock-based compensation is based on the estimated fair value of our stock at each balance sheet date and is subject to changes based upon new information and future events.

No stock options were granted during the period from January 1, 2007 to December 31, 2016.

Recent accounting pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 2-Summary of significant accounting policies-Recently issued accounting pronuncements.”

Results of operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

Statement of income data

	Year Ended December 31,
(In millions)	2016 (*)	2015 (*)	2014 (*)

Net revenues	$844.4	$651.8	$556.5
Cost of net revenues	(307.5)	(215.0)	(159.0)
Gross profit	536.9	436.8	397.6

Operating expenses:

Product and technology development	(98.5)	(76.4)	(53.6)
Sales and marketing	(156.3)	(128.6)	(111.6)
General and administrative	(87.3)	(76.3)	(62.4)
Impairment of Long-Lived Assets	(13.7)	(16.2)	(49.5)
Total operating expenses	(355.8)	(297.6)	(277.1)
Income from operations	181.1	139.2	120.5

Other income (expenses):
Interest income and other financial gains	35.4	20.6	15.3
Interest expense and other financial charges	(25.6)	(20.4)	(11.7)
Foreign currency (losses) / gains	(5.6)	11.1	(2.4)
Net income before income tax expense	185.3	150.5	121.8

Income tax expense	(49.0)	(44.7)	(49.1)
Net income	$136.4	$105.8	$72.7

(*)	The table above may not total due to rounding.

	Year Ended December 31,
(% of net revenues)	2016 (*)	2015 (*)	2014 (*)

Net revenues	100%	100%	100%
Cost of net revenues	(36.4)	(33.0)	(28.6)
Gross profit	63.6	67.0	71.4

Operating expenses:

Product and technology development	(11.7)	(11.7)	(9.6)
Sales and marketing	(18.5)	(19.7)	(20.1)
General and administrative	(10.3)	(11.7)	(11.2)
Impairment of Long-Lived Assets	(1.6)	(2.5)	(8.9)
Total operating expenses	(42.1)	(45.7)	(49.8)
Income from operations	21.4	21.4	21.6

Other income (expenses):
Interest income and other financial gains	4.2	3.2	2.8
Interest expense and other financial charges	(3.0)	(3.1)	(2.1)
Foreign currency (losses) / gains	(0.7)	1.7	(0.4)
Net income before income tax expenses	21.9	23.1	21.9

Income tax expense	(5.8)	(6.9)	(8.8)
Net income	16.1	16.2	13.1
Less: Net Income attributable to Noncontrolling	—	—	0.0
Net income attributable to Mercadolibre, Inc. shareholders	16.1%	16.2%	13.0%

(*)	Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace streams, driven by the strong growth of our key operational metrics. Our growth in net revenues was 29.6% from 2015 to 2016 and 17.1% from 2014 to 2015. From 2015 to 2016, our Successful Items sold increased by 41.0%, our Gross Merchandise Volume or “GMV” (excluding motor vehicles, vessels, aircraft and real estate)  increased by 12.5% and MercadoPago total payment volume increased by 49.6%. Our number of confirmed registered users was 20.4% higher as of December 31, 2016 than as of December 31, 2015. From 2014 to 2015, our successful items sold increased by 26.8% and MercadoPago total payment volume increased by 47.1%. Our number of confirmed registered users was 19.6% higher as of December 31, 2015 than as of December 31, 2014. See Item 6 of Part II, “Selected Financial Data-Other data” for details on the measures described in this paragraph. We believe that our growth in net revenues should continue in the future. However, despite this positive historical trend, the current weak global macro-economic environment, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effects of Venezuelan translations of local currencies into U.S. dollar, Venezuelan Government limits to prices and high interest rates in those countries, could cause a decline in year-over-year net revenues, particularly as measured in U.S. dollars.

Gross profit margins

During the past years, our business has experienced decreasing gross profit margins, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins were 63.6%, 67.0% and 71.4% for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in our gross profit margins resulted primarily from:

(i) Higher penetration of our payment and shipping services into our Argentine, Brazilian and Mexican marketplaces. For the year ended December 31, 2016, total volume of payments on marketplace represented 69.9% of our total GMV; as compared to 52.6% and 36.5% for the years ended December 31, 2015 and 2014, respectively. Additionally, for the year ended December 31, 2016, the total number of items shipped through our shipping solution represented 47.8% of our total number of successful items sold, as compared to 35.2% and 17.6% for the years ended December 31, 2015 and 2014, respectively. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins. In addition, our financing and shipping revenues are reported net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins. For the year ended December 31, 2016, collection fees and sales taxes increased $40.3 million and $23.1 million, respectively, as compared to the year ended December 31, 2015. For the year ended December 31, 2015, collection fees and sales taxes increased $36.2 million and $13.1 million, respectively, as compared to the year ended December 31, 2014.

(ii) Increased customer support costs of $14.8 million from 2015 to 2016, and $3.9 million from 2014 to 2015; mainly as a consequence of salaries and wages. The number of employees related to customer support was 1,788, 1,395 and 1,091 as of December 31, 2016, 2015 and 2014, respectively.

In the future, gross profit margins could decline if the penetration of our payment solution and shipping grows faster than our marketplace.

Operating income margins

For 2016 as compared to 2015, our operating income margin remained stable. For the year ended December 31, 2015 as compared with the year ended December 31, 2014, our operating income margin decreased from 21.6% to 21.4%, as a consequence of increases in costs of net revenues, as described in Gross profit margins section above, increases in product and technology development expenses (driven mainly salaries and wages and maintenance expenses), in sales and marketing (driven mainly by portal deals and buyer protection program expenses), and in general and administrative expenses (mainly driven by salaries and wages), all at the same pace as our growth revenues.

We anticipate that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and we could experience further decreases in operating income margins.

Net revenues

	For the years ended		Change from 2015		For the years ended		Change from 2015
	December 31,		to 2016 (*)		December 31,		to 2016 (*)
	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$ 844.4	$ 651.8	$ 192.6	29.6%	$ 651.8	$ 556.5	$ 95.3	17.1%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Years ended		Change from 2015		Years ended		Change from 2014
	December 31,		to 2016 (**)		December 31,		to 2015 (**)
Consolidated Net Revenues by revenue stream	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$ 254.3	$ 159.9	$ 94.4	59.1%	$ 159.9	$ 175.9	$ (16.1)	-9.1%
Non-Marketplace	200.7	130.7	70.0	53.5%	130.7	97.7	33.0	33.8%
	455.0	290.6	164.4	56.6%	290.6	273.6	17.0	6.2%
Argentina
Marketplace	$ 156.2	$ 155.9	$ 0.4	0.2%	$ 155.9	$ 101.7	$ 54.2	53.3%
Non-Marketplace	106.0	89.1	16.9	18.9%	89.1	49.0	40.2	82.0%
	262.3	245.0	17.2	7.0%	245.0	150.7	94.3	62.6%
Mexico
Marketplace	$ 29.0	$ 23.6	$ 5.5	23.2%	$ 23.6	$ 25.5	$ (2.0)	-7.7%
Non-Marketplace	17.3	16.8	0.5	3.1%	16.8	12.1	4.6	38.3%
	46.3	40.3	6.0	14.9%	40.3	37.7	2.7	7.1%
Venezuela
Marketplace	$ 33.7	$ 36.9	$ (3.2)	-8.6%	$ 36.9	$ 52.3	$ (15.4)	-29.4%
Non-Marketplace	3.5	3.6	(0.1)	-3.0%	3.6	5.8	(2.2)	-38.0%
	37.2	40.5	(3.3)	-8.1%	40.5	58.0	(17.6)	-30.2%
Other countries
Marketplace	$ 18.3	$ 16.8	$ 1.5	9.1%	$ 16.8	$ 20.7	$ (3.9)	-19.0%
Non-Marketplace	25.3	18.6	6.7	36.1%	18.6	15.8	2.8	17.5%
	43.6	35.4	8.2	23.3%	35.4	36.5	(1.2)	-3.2%

Marketplace	491.6	393.0	98.6	25.1%	393.0	376.2	16.9	4.5%
Non-Marketplace (*)	352.8	258.8	94.0	36.3%	258.8	180.4	78.4	43.5%
Total	$ 844.4	$ 651.8	$ 192.6	29.6%	$ 651.8	$ 556.5	$ 95.3	17.1%

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping Fees and other ancillary services.

(**)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

On a segment basis, our net revenues for the years ended December 31, 2016 and 2015, increased across all geographic segments, except for the Venezuelan segment and Other countries segment in 2015.

Brazil

Marketplace revenue in Brazil grew 59.1% in the year ended December 31, 2016 as compared to the same period in 2015. The growth was primarily a consequence of an increase in local currency volume of 56.4% and in our take rate (equal to net revenues as a percentage of gross merchandise volume) of 6.4%. Those increases were partially offset by a local currency devaluation of 4.4%. Non-Marketplace revenue grew 53.5%, a $70.0 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered and off-platform transactions to our users, volume of items shipped and in ad sales.

Marketplace revenue in Brazil decreased 9.1% in the year ended December  31, 2015 as compared to the same period in 2014. The decrease was primarily a consequence of 29.4% local currency devaluation, partially offset by a 23.0% increase in local currency volume and a 4.7% increase in our take rate.  Non-Marketplace revenue grew 33.8%, a $33.0 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered to our users and the volume of shipped items.

Argentina

Marketplace revenue in Argentine increased 0.2% for the year ended December 31, 2016 as compared to the same period in 2015, mainly due to a 44.7% increase in local currency volume and in our take rate of 10.9%, which was substantially offset by a 37.5% devaluation of the Argentine peso. Non-Marketplace revenue grew 18.9%, a $16.9 million increase, during the same period mainly driven by increases in the volume of payments of off-platform and financing transactions offered to our users, the volume of shipped items and ad sales.

Marketplace revenue in Argentine increased 53.3% in the year ended December  31, 2015 as compared to the same period in 2014, mainly due to a 76.6 % increase in local currency volume. The increase was partially offset by a local currency devaluation of 12.3% and 1.1 % decrease in our take rate. Non-Marketplace revenue grew 82%, a $ 40.2 million increase, during the same period mainly driven by increases in the volume of financing transactions offered to our users, the volume of shipped items and in off-platform payments transactions.

Mexico

Marketplace revenue in Mexico grew 23.2% during the year ended December 31, 2016 as compared to the same period of 2015. The increase in our Mexican marketplace revenues primarily reflects an increase in local currency volume of 17.3% and a 23.7% increase in our take rate, partially offset by a 15.1% devaluation of the local currency. Non-Marketplace revenue grew 3.1%, a $0.5 million increase, mainly driven by increases in the volume of financing transactions offered to our users and shipping transactions.

Marketplace revenues of our Mexican segment decreased 7.7% during the year ended December 31, 2015 when compared to the same period in 2014, mainly due to a 16.2% local currency devaluation, partially offset by a 8.4% increase in local currency volume and a 1.6 % increase in our take rate.  Non-Marketplace revenue increased 38.3% or $4.6 million during the same period, mainly driven by increases in the volume of financing transactions offered to our users, and in classifieds insertion fees, partially offset by the devaluation of the local currency.

Venezuela

Marketplace revenue in Venezuela decreased 8.6% during the year ended December 31, 2016 when compared to the same period in 2015, mainly due to a 67.1% local currency devaluation (see section “Foreign Currency Translation — Venezuelan currency status”), partially offset by a 161.1% increase in local currency volume and a 6.3% increase in our take rate. Non-Marketplace revenue decreased 3.0%, or $0.1 million during the same period, mainly due to the devaluation mentioned above, which was partially offset by an increase in the volume of transactions..

Marketplace revenues of our Venezuelan segment during  the year ended December  31, 2015, decreased 29.4% when compared to the same period in 2014, mainly due to a 79.1% local currency devaluation (see “Foreign Currency Translation — Venezuelan currency status”) and a 15.2 % decrease in our take rate. These decreases were partially offset by a 298.2% increase in local currency volume. The Non-Marketplace business decreased 38.0%, or $2.2 million during the same period, mainly due to the devaluation mentioned above, which was partially offset by an increase in the volume of transactions.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2016
Net revenues	$ 157.6	$ 199.6	$ 230.8	$256.3
Percent change from prior quarter	-13%	27%	16%	11%
2015
Net revenues	$ 148.1	$ 154.3	$ 168.6	$ 180.7
Percent change from prior quarter	-8%	4%	9%	7%
2014
Net revenues	$ 115.4	$ 131.8	$ 147.9	$ 161.4
Percent change from prior quarter	-14%	14%	12%	9%

(*)	Calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table set forth the growth in net revenues in local currencies for the years ended December 31, 2016 and 2015:

	Changes from (*)
(% of revenue growth in Local Currency)	2015 to 2016	2014 to 2015
Brazil	61.3%	50.2%
Argentina	70.6%	84.8%
Mexico	35.3%	27.9%
Venezuela	188.6%	278.0%
Other Countries	44.7%	10.7%
Total Consolidated	70.3%	79.6%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2015 and applying them to the corresponding months in 2016, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

In Venezuela, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the year ended December 31, 2016, which we do not control. The increase in average selling prices is a consequence of: (i) high inflation rate in that country; (ii) a shortage of products in Venezuela and (iii) changes in the mix of categories of the items sold in our marketplace.

In Argentina, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the year ended December 31, 2016, which we do not control. The increase in average selling prices is a consequence of high inflation rates in Argentina. Additionally, the increase in our net revenues is a consequence of an increase of shipped items volume and increases in our MercadoPago transactions.

In Brazil, the increase in local currency growth, as compared to U.S. dollar growth, is mainly a consequence of a higher inflation as compared with U.S. dollar devaluation.

For more explanation of the revenue growth, see above mentioned disclosures in this section. See also “Critical accounting policies and estimates – Foreign Currency Translation”.

Cost of net revenues

	Years ended		Change from 2015		Years ended		Change from 2014
	December 31,		to 2016 (*)		December 31,		to 2015 (*)
	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 307.5	$ 215.0	$ 92.5	43.0%	$ 215.0	$ 159.0	$ 56.0	35.2%
As a percentage of net revenues (*)	36.4%	33.0%			33.0%	28.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2016 as compared to the year ended December 31, 2015, the increase of $92.5 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $40.3 million, or 35.4%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of Mercado Pago in those countries. For the year ended December 31, 2016,  total volume of payments on marketplace represents 69.9% of our total GMV as compared to 52.6% for year ended December 31, 2015; ii) an increase in sales tax amounting to $23.1 million, mainly in Argentina and Brazil, iii) a $14.8 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hirings and increased temporary services, iv) a $4.7 million increase in hosting costs, and v) a $4.3 million increase in mobile points of sale costs..

For the year ended December 31, 2015 as compared to the year ended December 31, 2014, the increase of $56.0 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $ 36.2 million, or 46.8%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries which has a lower contribution margin (for the year ended December 31, 2015, total volume of payments on marketplace represented 52.6% of our total GMV as compared to 36.5% for the year ended December  31, 2014; ii) an increase in sales taxes amounting to $ 13.1 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $ 3.9 million increase in customer support costs mainly as a consequence of salaries and wages paid to additional personnel and temporary services.

Product and technology development

	Years ended		Change from 2015		Years ended		Change from 2014
	December 31,		to 2016 (*)		December 31,		to 2015 (*)
	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 98.5	$ 76.4	$ 22.1	28.9%	$ 76.4	$ 53.6	$ 22.8	42.6%
As a percentage of net revenues (*)	11.7%	11.7%			11.7%	9.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2016 as compared to the year ended December 31, 2015, the increase in product and technology development expenses amounted to $22.1 million or 28.9% was primarily attributable to; i) an increase of $8.8 million in salaries and wages due mainly to new hirings in 2016, ii) an increase in maintenance expenses of $3.1 million; iii) an increase in depreciation and amortization expenses of $4.3 million; and iv) an increase in other product and technology development expenses of $5.8 million.

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

Sales and marketing

	Years ended		Change from 2015		Years ended		Change from 2014
	December 31,		to 2016 (*)		December 31,		to 2015 (*)
	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 156.3	$ 128.6	$ 27.7	21.5%	$ 128.6	$ 111.6	$ 17.0	15.2%
As a percentage of net revenues (*)	18.5%	19.7%			19.7%	20.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2016, the $27.7 million increase in sales and marketing expenses when compared to the year ended December 31, 2015 was primarily attributable to: i) an increase of $15.3 million in on line portal deals expenses; ii) a $7.3 million increase in our buyer protection program expenses; iii) a $6.3 million increase in salaries and wages; iv) a $5.0 million increase in other marketing expenses; and v) a $1.1 million increase in depreciation and amortization; partially offset by a $6.8 million decrease in our offline advertising expenses and a $2.2 million decrease in bad debt expenses due to a higher penetration of MercadoPago and improvements in recoveries process, which represented 1.5% of our net revenues for the year ended December 31, 2016 as compared to bad debt expenses equal to 2.3% for the year ended December 31, 2015.

For the year ended December 31, 2015, the $17.0 million increase in sales and marketing expenses when compared to the same period in 2014 was primarily attributable to: i) a $7.7 million increase in expenses related to our buyer protection program; ii) a $5.8 million increase in off-line marketing expenses; iii) a $4.8 million increase in salaries and wages; iv) a $ 3.2 million increase in other marketing expenses and v) a $3.0 million increase in chargebacks. These increases in sales and marketing expenses were partially offset by a decrease in bad debt expenses of $6.8 million due to a higher penetration of MercadoPago and improvements in recoveries process, which represented 2.3% of our net revenues for the year ended December 31, 2015 as compared to bad debt expenses equal to 3.9% for the year ended December 31, 2014.

General and administrative

	Years ended		Change from 2015		Years ended		Change from 2014
	December 31,		to 2016 (*)		December 31,		to 2015 (*)
	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 87.3	$ 76.3	$ 11.0	14.4%	$ 76.3	$ 62.4	$ 14.0	22.4%
As a percentage of net revenues (*)	10.3%	11.7%			11.7%	11.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2016, the $11.0 million increase in general and administrative expenses when compared to the same period in 2015 was primarily attributable to a $13.6 million increase in salaries and wages mainly as a consequence of increases in our long-term retention program expenses. This increase was partially offset by: i) a $1.6 million decrease in audit and legal fees; ii) a $0.7 million decrease in tax and other fees; iii) a $0.5 million decrease in office expenses; and iv) a $0.7 million decrease in depreciation and amortization expenses.

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

Impairment of Long-Lived Assets

	Years ended		Change from 2015		Years ended		Change from 2014
	December 31,		to 2016 (*)		December 31,		to 2015 (*)
	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ 13.7	$ 16.2	$ (2.5)	-15.5%	$ 16.2	$ 49.5	$ (33.3)	-67.2%
As a percentage of net revenues (*)	1.6%	2.5%			2.5%	8.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We recorded an impairment of certain real estate offices owned by our Venezuelan subsidiaries of $13.7 million, $16.2 million and $49.5 million during the second quarter of 2016, the first quarter of 2015 and the second quarter of 2014, respectively. For further information, see section “Foreign Currency Translation— Venezuelan currency status.”

Other income, net

	Years ended		Change from 2015		Years ended		Change from 2014
	December 31,		to 2016 (*)		December 31,		to 2015 (*)
	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$ 4.3	$ 11.3	$ (7.0)	-62.2%	$ 11.3	$ 1.3	$ 10.0	752.5%
As a percentage of net revenues (*)	0.5%	1.7%			1.7%	0.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2016, the $7.0 million decrease in other income,  net when compared to the same period in 2015 was primarily attributable to: i) a $16.7 million increase in foreign exchange loss mainly as a result of lower foreign exchange gain in Argentina and Brazil of $14.6 million and $15.2 million, respectively, partially offset by a lower foreign exchange loss in Venezuela of $13.0 million; and (ii) a $5.2 million increase in interest expenses due mainly to the mortgage loan entered into in the third quarter of 2015 for the acquisition of real estate in Venezuela, and other financial charges in Brazil. These decreases were partially offset by a $15.0 million increase in interest income arising from our financial investments in Brazil and Argentina.

For the year ended December 31, 2015, the $10.0 million increase in other income,  net when compared to the same period in 2014 was primarily attributable to: i) a foreign exchange gain of $13.5 million mainly as a result of a foreign exchange gain in Argentina of $22.5 million and a $14.6 million foreign exchange gain in Brazil, partially offset by a $20.7 million foreign exchange loss in Venezuela as a result of using the SIMADI exchange rate beginning on March 31, 2015 and ii) a $5.1 million increase in interest income. These increases were partially offset by an $8.7 million increase in interest expenses due to the Convertible Notes issued on June 30, 2014.

Income and asset tax

	Years ended		Change from 2015		Years ended		Change from 2014
	December 31,		to 2016 (*)		December 31,		to 2015 (*)
	2016	2015	in Dollars	in %	2015	2014	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$ 49.0	$ 44.7	$ 4.3	9.5%	$ 44.7	$ 49.1	$ (4.4)	-9.0%
As a percentage of net revenues (*)	5.8%	6.9%			6.9%	8.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the year ended December  31, 2016 as compared to the same period in 2015, income and asset tax increased by $4.3 million mainly as a consequence of: i) an increase in our pre-tax gains mainly in our Brazilian subsidiaries; and ii) the tax holiday granted to our Argentine subsidiary related to the software development law recorded in the third quarter of 2015 that was proportionally higher than the tax holiday granted in 2016, as it included a retroactive application from September 18, 2014. As a result of the application of this tax benefit, we recorded an income tax benefit of $22.6 million during 2016. Furthermore, the Company recorded a labor cost benefit of $5.5 million and $2.0 million was accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.51 per share for the year ended December 31, 2016.

During the year ended December 31, 2015 as compared to the same period in 2014, income and asset tax decreased by $4.4 million. It was mainly a consequence of the retroactive tax holiday granted to our Argentine subsidiary related to the software development law during the third quarter of 2015. As a result of being eligibility under the new law, we recorded an income tax benefit of $24.6 million during 2015, with a corresponding $21.0 million income tax benefit in 2015 and a $3.6 million income tax benefit in the fourth quarter of 2014. Furthermore, the Company recorded a labor cost benefit of $5.2 million, a corresponding $3.9 million labor cost benefit in 2015 and a $1.3 million labor cost benefit in the fourth quarter of 2014. Additionally, $2.0 million was accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.56 per share for the year ended December 31, 2015. This decrease was partially offest by an increase in taxable income.

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

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2016, 2015 and 2014:

	Years ended
	December 31,
	2016	2015	2014
Blended tax rate	26.4%	29.7%	40.3%
Effective tax rate	30.0%	30.5%	54.8%

 Our blended and effective tax rate for the year ended December 31, 2016 as compared to the same period in 2015 decreased mainly due to the one-time loss recorded in our Venezuelan subsidiaries during the first quarter of 2015 related to the impairment of long-lived assets (which is not deductible for tax purposes) and the devaluation of the BsF net asset position. The 2015 non deductible tax effect was higher to the one-time loss recorded in the second quarter of 2016, and for that reason our blended and effective tax rate decreased.

Our blended and effective tax rates for the year ended December 31, 2015 decreased significantly as compared to the same period in 2014 mainly due to the retroactive tax holiday granted to our Argentinean subsidiary related to the software development law. As a result of our eligibility under the new law, we recorded an income tax benefit of $24.6 million during 2015.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2016, 2015 and 2014:

	Years ended
	December 31,
	2016	2015	2014
Effective tax rate by country
Argentina	19.3%	15.5%	26.9%
Brazil	26.6%	29.9%	33.8%
Mexico	-7.0%	-18.2%	22.0%
Venezuela	-1.0%	-16.4%	-50.6%

The increase in the effective income tax rate in our Argentine subsidiaries during the year ended December 31, 2016 as compared to the same period in 2015, is due to the tax holiday granted during third quarter of 2015 to our Argentine subsidiary related to the new software development law, which was higher to the tax holiday recorded in 2016, as it included a retroactive application from September 18, 2014.

The decrease in the effective income tax rate in our Argentine subsidiaries during the year period ended December 31, 2015 as compared to the same period in 2014, is due to the retroactive tax holiday granted to our Argentinean subsidiary related to the software development law.

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

On September 17, 2015, the Argentine Industry Secretary approved the Company’s application for eligibility under the new software development law for the Company’s Argentinean subsidiary, Mercadolibre S.R.L. Furthermore, on September 18, 2016, the Argentine Industry Secretary approved the Company’s application for eligibility under the new software development law for the Company’s Argentinean subsidiaries, Neosur S.RL. and Business Vision S.A. As a result, the Company’s Argentinean subsidiaries have been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained as beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

The decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law.

The decrease in our Brazilian effective income tax rate for the year ended December 31, 2016 as compared to the same period in 2015, was mainly related to temporary differences deducted in the current period. The decrease in our Brazilian effective income tax rate for the year ended December 31, 2015 as compared to the same period in 2014 was mainly related to temporary differences deducted in the current period.

The increase in our Mexican effective income tax rate for the year ended December 31, 2016 as compared with 2015, is due to the higher pre-tax losses recorded during 2016 as a result of the devaluation in that country. The negative effective tax rate of our Mexican segment during the year ended December 31, 2015 as compared with the same periods in 2014 is due to the pre-tax loss recorded during 2015 as a result of the devaluation in that country. The foreign exchange loss is a consequence of U.S.  Dollars intercompany liabilities assumed due to business acquisitions.

For the years ended December 31, 2016, 2015 and 2014, our Venezuelan negative effective income tax rate was driven by losses recorded in our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange losses, which generated a net loss before income tax. The impairment of long-lived assets charge is non-deductible for tax purposes. The main difference year over year is that in the year ended December 31, 2016, the loss carryforward generated by the devaluation of the local currency was considered not recoverable for tax purposes, while in 2015 and 2014 it was considered recoverable and for that reason we record a deferred tax asset.

We do not expect the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Deferred Income Tax

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2016 and 2015:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Deferred tax assets	2016	in %	2015	in %
	(in millions, except percentages)		(in millions, except percentages)

Brazilian operations	$5.5	10.2%	$4.3	12.8%
Foreign tax credits & others domestic deferred tax assets	15.3	28.3	11.4	33.8
Operations in other countries	4.6	8.5	2.5	7.5
Mexican operations	8.6	16.0	4.1	12.2
Chilean operations	1.3	2.4	1.2	3.7
Venezuelan operations	7.3	13.5	2.6	7.7
Argentine operations	11.4	21.2	7.6	22.4
Total	$53.9	100.0%	$33.7	100.0%

(*) Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding

At December 31, 2016, our deferred tax assets were comprised mainly of foreign exchange effects, payroll and social security payable, allowance for doubtful accounts and provisions, representing 25.1%, 17.8%, 15.4% and 7.4%, respectively of the total deferred tax assets. At December 31, 2015, our deferred tax assets were comprised mainly of foreign exchange effects, allowance for doubtful accounts, payroll and social security payable and provisions, representing 30.0%, 23.1%, 15.3% and 9.2%, respectively of the total deferred tax assets.

The following table summarizes the composition of our deferred tax assets from loss carryforwards for the years ended December 31, 2016 and 2015:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Loss carryforwards	2016	in %	2015	in %
	(in millions, except percentages)		(in millions, except percentages)

Brazilian operations	$0.2	1.3%	$0.0	0.2%
Mexican operations	6.2	45.1	2.3	61.2
Chilean operations	0.5	3.4	0.5	13.9
Venezuelan operations	4.5	32.6	—	—
Domestic loss carryforwards	0.4	2.9	0.4	11.3
Operations in other countries	2.0	14.7	0.5	13.4
Total	$13.8	100.0%	$3.7	100.0%

(*)	Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.

At December 31, 2016 and 2015, our valuation allowance amounted to $9.0 million and $4.0 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2016 and 2015:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Valuation Allowance	2016	in %	2015	in %
	(in millions, except percentages)		(in millions, except percentages)
Mexican operations	$1.8	20.0%	$1.0	26.0%
Argentine operations	3.2	36.1	2.9	74.0
Venezuelan Operations	3.9	43.9	—	0.0
Total	$9.0	100.0%	$4.0	100.0%
(*)	Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

Our valuation allowance is based on our assessment that it is more likely than not that the deferred tax asset will not be realized. The fluctuations in the valuation allowance will depend on the capacity of each country’s operations to generate taxable income or our execution of future tax planning strategies that allow us to use the aforementioned deferred tax assets. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income.

The $3.2 million and $2.9 million of valuation allowance in Argentina as of December 31, 2016 and 2015, respectively, is a consequence of more restrictive requirements to compute doubtful accounts as an income tax deduction.

The $3.9 million of valuation allowance in Venezuela as of December 31, 2016 is because the loss carryforward in that country was considered not fully recoverable for tax purposes based on estimates of future earnings. The tax loss carryforward in Venezuela was mainly generated by the impairment of long-lived assets and the currency devaluation recognized in that jurisdiction.

As of December 31, 2016 there are $184.7 million of the non-U.S. subsidiaries’ undistributed earnings that have not been considered in calculating deferred income taxes. In determining the amount of non-U.S. subsidiaries’ undistributed earnings for that calculation, the Company does not consider a portion of the non-U.S. subsidiaries earnings as of December 31, 2016 to be subject to U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in our international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. The Company does not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which the Company is allowed to compute for domestic income tax purposes.

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

Segment information

See Note 7 to our consolidated financial statements for detailed description about our reporting segments.

(In millions, except for percentages)	Year ended December 31, 2016

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 455.0	$ 262.3	$ 46.3	$ 37.2	$ 43.6	$ 844.4
Direct costs	(270.9)	(152.1)	(41.0)	(17.7)	(31.5)	(513.3)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	(13.7)
Direct contribution	184.1	110.1	5.4	5.7	12.1	317.4
Margin	40.5%	42.0%	11.6%	15.4%	27.6%	37.6%

	Year ended December 31, 2015

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 290.6	$ 245.0	$ 40.3	$ 40.5	$ 35.4	$ 651.8
Direct costs	(180.4)	(134.8)	(31.3)	(15.3)	(24.6)	(386.3)
Impairment of Long-lived Assets	—	—	—	(16.2)	—	(16.2)
Direct contribution	110.2	110.3	9.1	9.0	10.8	249.2
Margin	37.9%	45.0%	22.5%	22.1%	30.4%	38.2%

	Change from the year ended December 31, 2016 to December 31, 2015

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 164.4	$ 17.2	$ 6.0	$ (3.3)	$ 8.2	$ 192.6
in %	56.6%	7.0%	14.9%	-8.1%	23.3%	29.6%
Direct costs
in Dollars	$ (90.5)	$ (17.4)	$ (9.7)	$ (2.4)	$ (6.9)	$ (126.9)
in %	50.2%	12.9%	30.9%	16.0%	28.2%	32.9%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 2.5	$ —	$ 2.5
in %	0.0%	0.0%	0.0%	-15.5%	0.0%	-15.5%
Direct contribution
in Dollars	$ 73.9	$ (0.1)	$ (3.7)	$ (3.2)	$ 1.3	$ 68.2
in %	67.0%	-0.1%	-40.6%	-36.0%	12.0%	27.4%

The table above may not total due to rounding.
(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Year ended December 31, 2015

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 290.6	$ 245.0	$ 40.3	$ 40.5	$ 35.4	$ 651.8
Direct costs	(180.4)	(134.8)	(31.3)	(15.3)	(24.6)	(386.3)
Impairment of Long-lived Assets	—	—	—	(16.2)	—	(16.2)
Direct contribution	110.2	110.3	9.1	9.0	10.8	249.2
Margin	37.9%	45.0%	22.5%	22.1%	30.4%	38.2%

	Year ended December 31, 2014

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 273.6	$ 150.7	$ 37.7	$ 58.0	$ 36.5	$ 556.5
Direct costs	(158.4)	(81.3)	(24.1)	(16.6)	(20.2)	(300.5)
Impairment of Long-lived Assets	—	—	—	(49.5)	—	(49.5)
Direct contribution	115.2	69.4	13.6	(8.1)	16.4	206.5
Margin	42.1%	46.1%	36.1%	-13.9%	44.8%	37.1%

	Change from the year ended December 31, 2015 to December 31, 2014

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 17.0	$ 94.3	$ 2.7	$ (17.6)	$ (1.2)	$ 95.3
in %	6.2%	62.6%	7.1%	-30.2%	-3.2%	17.1%
Direct costs
in Dollars	$ (22.0)	$ (53.5)	$ (7.2)	$ 1.3	$ (4.4)	$ (85.8)
in %	13.9%	65.8%	30.0%	-7.8%	22.0%	28.6%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 33.3	$ —	$ 33.3
in %	0.0%	0.0%	0.0%	-67.2%	0.0%	-67.2%
Direct contribution
in Dollars	$ (5.0)	$ 40.9	$ (4.5)	$ 17.0	$ (5.6)	$ 42.7
in %	-4.4%	58.9%	-33.4%	-211.3%	-34.3%	20.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the year ended December 31, 2016, 2015 and 2014 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs and Impairment of Long-Lived Assets

Brazil

For the year ended December 31, 2016 as compared to the same period in 2015, direct costs increased by 50.2%, mainly driven by: i) a 68.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of Mercado Pago business, sales tax costs and salaries and wages; ii) a  31.5% increase in sales and marketing expenses, mainly due to higher on line portal deals expenses, salaries and wages, buyer protection program expenses and other marketing expenses; iii) a  69.5% increase in product and technology development expenses,  mainly due to an increase in salaries and wages and higher depreciation and amortization expenses; and iv) a  12.5% increase in general and administrative expenses, mainly attributable to increases in salaries and wages.

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

Argentina

For the year ended December 31, 2016 as compared to the same period in 2015, direct costs increased by 12.9%, mainly driven by: i) a 17.4% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of our MercadoPago business, customer support and sales taxes costs; ii) a 76.8% increase in product and technology development expenses, mainly due to higher depreciation and amortization expenses. These increases were partially offset by a 23.1% decrease in general and administrative expenses.

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

Mexico

For the year ended December 31, 2016 as compared to the same period in 2015, direct costs increased by 30.9%, mainly driven by: i) a 55.8% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration and customer support costs; ii) a 21.9% increase in sales and marketing expenses, mainly due to increases in online marketing expenses; iii) a 37.9% increase in product and technology development expenses as a result of increases in salaries and wages and depreciation and amortization expenses and iv) a 17.4% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

For the year ended December 31, 2015 as compared to the same period in 2014, direct costs increased by 30.0%, mainly driven by: i) a 45.2% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, and higher depreciation and amortization expenses; ii) a  34.0 % increase in cost of net revenues that was mainly attributable to an increase in collection fees due to higher MercadoPago penetration and other costs; iii) a  13.0% increase in sales and marketing expenses, mainly due to an increase in on-line and off-line marketing expenses, chargebacks, salaries and wages and other marketing expenses partially offset by a decrease in bad debt expenses and vi) a 57.9% increase in product and technology development expenses as a result of increases in maintenance and depreciation and amortization expenses .

Venezuela

During the second quarter of 2016 and the first quarter of 2015, we recorded impairments of long-lived and other non-current assets of $13.7 million and $16.2 million, respectively, in our Venezuelan subsidiaries. Additionally, direct costs increased by $2.4 million during the year ended December 31, 2016 as compared to the same period in 2015, primarily due to: i) a 21.3% increase in sales and marketing expenses that was mainly attributable to an increase in bad debt expenses, chargeback expenses and depreciation and amortization expenses; ii) a 11.2% increase in cost of net revenues that was mainly attributable to an increase in customer support costs and certain new taxes on payment business; and iii)

a  261.2% increase in product and technology development expenses attributable to an increase in depreciation and amortization expenses. These increases were partially offset by a 9.8% decrease in general and administrative expenses, mainly due to decreases in depreciation and amortization expenses.

During the first quarter of 2015 and the second quarter of 2014, we recorded impairments of long-lived and other non-current assets of $16.2 million and $49.5 million respectively in our Venezuelan subsidiaries. Additionally, direct costs decreased by  $1.3 million during the year ended December 31, 2015 as compared to the same period in 2014, primarily due to: i) a 40.4% decrease in sales and marketing expenses that was mainly attributable to a decrease in salaries and wages, bad debt expenses and other marketing expenses; ii) a 65.3% decrease in general and administrative expenses that was mainly attributable to a decrease in salaries and wages and higher depreciation and amortization expenses; iii) a 56.3% decrease in product and technology development expenses attributable to decreases in salaries and wages, communication and maintenance expenses and in depreciation and amortization expenses, offset by a 36.8% increase in costs of net revenues mainly attributable to an increase in customer support costs. These decreases are related to local currency devaluation in that country. See section “Critical accounting policies and estimates – Foreign currency translation”. As a result of the above mentioned decreases and excluding the impairment of long lived assets, direct contribution increased during 2015 as compared to 2014.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions to fund the payment of quarterly cash dividends on shares of our common stock, grant credits to our merchants and to fund the interest payments on our issued Convertible Notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. As discussed above under “Critical accounting policies and estimates” we issued on June 30, 2014, $330 million principal balance of Convertible Notes for net proceeds to us of $321.7 million.We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables and through cash advances derived from our business. We have funded merchant credits with domestic cash resources.

As of December 31, 2016, our main source of liquidity, amounting to $487.5 million of cash and cash equivalents and short-term investments and $153.8 million of long-term investments has been provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash.

As of December 31, 2016,  cash and investments of our foreign subsidiaries amounted to $357.7 million or 55.8% of our consolidated cash and investments and 43.9% of our consolidated cash and investments are held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

If we were to change the way we manage our business, our working capital needs could be funded as they were funded in the past, through a combination of the sale of credit card coupons or obtain loans from financial institutions and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2016, 2015 and 2014:

	Years ended
	December 31, (*)
(In millions)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$ 190.3	$ 221.4	$ 196.8
Investing activities	(84.2)	(183.5)	(322.4)
Financing activities	(19.7)	(27.7)	264.3
Effect of exchange rates on cash and cash equivalents	(19.1)	(66.4)	(55.8)
Net decrease in cash and cash equivalents	$ 67.3	$ (56.3)	$ 82.9
(*)	The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended		Change from
	December 31,		2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Operating activities	$ 190.3	$ 221.4	$ (31.1)	-14.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $31.1 million decrease in net cash provided by operating activities during the year ended December 31, 2016, as compared to the same period in 2015, was primarily driven by a $71.5 million increase in credit card receivables, a $22.1 million increase in other assets and $15.7 million decrease in accounts payable and accrued expenses. These decreases in operating cash flow were partially offset by a $44.7 million increase in funds payable to customers and a $21.0 million decrease in accounts receivable.

	Years ended
	December 31,		Change from 2014 to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 221.4	$ 196.8	$ 24.6	12.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The $24.6 million increase in net cash provided by operating activities during the year ended December 31, 2015, as compared to the same period in 2014, was primarily driven by a $58.3 million increase in funds payable to customers, a $35.6 million increase in net income adjusted by non-cash operating results and $3.6 million decrease in other assets. These increases in operating cash flow were partially offset by a $64.0 million increase in accounts receivables and credit card receivables, a $5.1 million decrease in accounts payable and accrued expenses and a $3.8 million increase in prepaid expenses.

Net cash used in investing activities

	Years ended		Change from
	December 31,		2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (84.2)	$ (183.5)	$ 99.3	-54.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2016 resulted mainly from purchases of investments of $3,501.3 million partially offset by proceeds from the sale and maturity of investments of $3,508.3 million, as part of our financial strategy. We used $0.4 million in the purchase of intangible assets, $68.5 million in the purchase of property, plant and equipment (mainly in our Argentine and Brazilian offices and in information technology in Argentina and Brazil), $7.3 million to fund the acquisitions of Monits and Axado (see note 6 to our consolidated financial statements), $8.4 million in advances for property and equipment (mainly offices in Argentina and Venezuela), and $6.6 million in principal loans receivable granted to merchants under our MercadoCredito solution.

	Years ended
	December 31,		Change from 2014 to 2015 (*)
	2015	2014	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (183.5)	$ (322.4)	$ 138.9	-43.1%
(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2015 resulted mainly from purchases of investments of $1,949.8 million partially offset by proceeds from the sale and maturity of investments of $1,875.5 million, as part of our financial strategy. We used $1.7 million in the purchase of intangible assets, $39.2 million in the purchase of property plant and equipment (mainly in our Argentine offices and in information technology in Argentina and Brazil), $45.0 million to fund the acquisition of KPL Soluções Ltda and Metros Cúbicos S.A. de C.V. (see note 6 to our consolidated financial statements), and $23.4 million in advances for property and equipment in Venezuela.

Net cash used in financing activities

	Years ended		Change from
	December 31,		2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (19.7)	$ (27.7)	$ 8.0	-29.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2016, our primary use of cash was to fund $24.4 million in cash dividends and $6.7 million for the payments on loans payable and other financing. In addition, we generated $11.4 million proceeds from our loans payable and other financial liabilities.

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

The price of the Company’s common stock was greater than 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the Company’s fiscal quarter ended September 30, 2016. Therefore, as of September 30, 2016, the conversion threshold had been met and the Notes became convertible at the holders’ option. During the period from October 1, 2016 through December 31, 2016, 12 Notes were converted for a total amount of $12 thousands.  During the fourth quarter of 2016, the conversion threshold had not been met. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

The total estimated fair value of the Notes was $458.8 million and $364.7 million as of December 31, 2016 and 2015, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. Based on the $156.1 closing price of the Company’s common stock on December 31, 2016, the if-converted value of the Notes exceeded their principal amount by $78.9 million.

Capped call transactions

The net proceeds from the Notes were $321.7 million after considering the transaction costs in an amount of $8.3 million. In connection with the issuance of the Notes, we paid $19.7 million to enter into capped call transactions with respect to our common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of $155.78 per common share. Therefore, as a result of executing the Capped Call Transactions, we will reduce our exposure to potential dilution once the market price of our common shares exceeds the strike price of $126.02 and up to a cap price of $155.78 per common share. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion, up to the cap price.

Cash Dividends

See “Item 5—Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities—Dividend Policy” for more information regarding our dividend distributions.

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

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired business) for the year ended December 31, 2016 and 2015 amounted to $84.7 million and $109.3 million respectively.

During the year ended December 31, 2016 and 2015, we invested $30.9 million and $6.5 million in our Brazilian, Colombian and Argentine offices, respectively; and $28.1 million and $22.7 million, respectively, in Information Technology mainly in Argentina, Brazil and the United States.

During April 2016, our Venezuelan subsidiary acquired commercial properties in process of construction for a total of 135.81 square meters, in Caracas, Venezuela for a total purchase price of BF$1,359 million, or $3.7 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes. According to the purchase agreements, the commercial properties will be delivered in September 2017.

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

In August 2016, our Argentine subsidiary acquired 6,057 square meters and 50 parking spaces, in an office building in process of construction in Buenos Aires, for a total amount of $481.4 million Argentine pesos or $31.4 million, plus VAT. The price of the transaction is payable as follows: i) $9.4 million was paid at the date of signing the purchase agreement and recorded as an advance for fixed assets within non-current other assets, ii) $19.0 million will be paid in 14 monthly installments beginning in July 2017, and (iii) 3.0 million will be paid once the properties are delivered by the seller. According to the purchase agreement, 2,224 square meters will be delivered in September 2017 and 3,833 square meters will be delivered in September 2018. In connection with this acquisition, in February 2017, we obtained a preliminary approval that allows us to defer during a 2-year period payments of sales tax up to the amounts disbursed for the building. These deferred payments will be extinguished (i.e. as tax reliefs) upon receiving definitive approval from the City of Buenos Aires government within that 2-year period.

In 2015, our Venezuelan subsidiary acquired five offices in process of construction, in Caracas, Venezuela for a total purchase price of BF$4,645.6 million, or $23.4 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes, and funded the transaction with funds from its own operations and with a mortgage loan amounting to BF$1,000 million celebrated with Banco del Caribe, C.A. Banco Universal to be paid in monthly installments during five years, and included in current and non-current liabilities under the caption “Loans payable and other financial liabilities”. The mortgage loan bears a fixed interest rate of 24% per annum. The amount of the mortgage climbs to BF$742 million, or $1.1 million as of December 31, 2016. The offices are expected to be completed in August 2017.

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

We are continuing to increase our level of investment in hardware and software licenses to improve and update our platform’s technology and our internally-developed software. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

As of December 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Contractual obligations at December 31, 2016 are as follows:

	Payment due by period
	Total	Less than	1 to 3	3 to 5	More than
(in millions)	(*)	1 year (*)	years (*)	years (*)	5 years (*)
Long-Term Debt Obligations (1)	$369.4	$21.3	$348.0	$—	$—
Operating lease obligations (2)	45.2	5.5	13.6	12.5	13.6
Purchase obligations	125.3	73.0	52.3	—	—
Total	$539.9	$99.8	$413.9	$12.5	$13.6

h
(*)	The table above may not total due to rounding.
(1)

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of our Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date.

During third quarter of 2015, through our Venezuelan subsidiary, we obtained a mortgage loan from Banco del Caribe, C.A. Banco Universal to fund the acquisition of an Office building in Caracas of BF$1,000 million to be paid in monthly installments during five years and bears a fixed interest rate of 24% per annum. Additionally, includes minor financial debts of other locations. See Note 15 to our Financial Statements.

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

Foreign currencies

As of December 31, 2016, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of December 31, 2016, the total cash and cash equivalents denominated in foreign currencies totaled $166.2 million, short-term investments denominated in foreign currencies totaled $113.4 million and accounts receivable, credit cards receivables and loans receivables in foreign currencies totaled $339.6 million. As of December 31, 2016, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of December 31, 2016, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $207.8 million and our U.S. dollar-denominated long-term investments totaled $153.8 million. For the year ended December 31, 2016, we had a consolidated loss on foreign currency of $5.6 million mainly as a consequence of a $7.7 million loss on forex exchange in our Venezuelan subsidiaries and a $5.7 million loss on forex exchange in our Mexican subsidiaries, partially offset by a $7.8 million gain on forex exchange in our Argentine subsidiaries (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

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

The following table sets forth the percentage of consolidated net revenues by segment for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
(% of total consolidated net revenues) (*)	2016	2015	2014
Brazil	53.9%	44.6%	49.2%
Argentina	31.1	37.6	27.1
Mexico	5.5	6.2	6.8
Venezuela	4.4	6.2	10.4
Other Countries	5.2	5.4	6.6

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2016 and for the year then ended:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 938.1	$ 844.4	$ 767.7
Expenses	(736.5)	(663.3)	(603.5)
Income from operations	201.6	181.1	164.3
Other expenses and income tax related to P&L items	(42.0)	(39.1)	(36.8)
Foreign Currency impact related to the remeasurement of our Net Asset position	(6.2)	(5.6)	(5.0)
Net income	153.4	136.4	122.5
Total Shareholders' Equity	$ 468.0	$ 428.9	$ 401.0

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the three year period ended December 31, 2016 we did not entered into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of December 31, 2016, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 673.8 BsF per U.S. dollar.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $15.8 million and $24.6 million, as of December 31, 2016 and December 31, 2015, respectively, and net revenues for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Venezuelan operations	(In millions)
Net Revenues	$ 37.2	$ 40.5	$ 58.0

	December 31,	December 31,
	2016	2015
	(In millions)
Assets	66.2	65.4
Liabilities	(23.0)	(36.3)
Net Assets	$ 43.2	$ 29.1

As of December 31, 2016, the net assets of our Venezuelan subsidiaries amount to 10.1% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to 2.1% of our consolidated cash and investments.

See Item 7 of Part II, “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Foreign Currency Translation” for details on the currency status of our Venezuelan segment.

Although the current mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela imply increased restrictions, we do not expect that the current restrictions to purchase U.S. dollars will have a significant adverse effect on our business strategy with regard to the investment in Venezuela.

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 550% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2016 to December 31, 2016. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 550% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2016 to December 31, 2016:

	Year ended December 31, 2016
	Actual (*)	Sensitivity (**)
	(In million)
Net revenues	$37.2	$4.7
Direct costs	(17.7)	(6.9)
Direct contribution before impairment of Long-lived assets	$19.5	$(2.2)
Direct Contribution Margin before impairment %	52.3%	-46.8%

(*)	As reported. Direct Contribution Margin does not include one time impairments of long-lived assets and international customer service costs have been allocated considering previous year exchange rate.
(**)

Computing a hypothetical devaluation of the Venezuelan segment from January 1 to December 31, 2016 assuming an exchange rate of 3,705.69 BsF per U.S. dollar (550% of the exchange rate as of December 31, 2016).

Despite the continued uncertainty and restrictions relating to foreign currency exchange in Venezuela as described above, we believe that our underlying business in that country is competitively well-positioned and continues to exhibit solid growth, in terms of units sold, even while economic conditions in the Venezuelan economy remain difficult. As economic conditions in that country improve, we expect that our business in Venezuela will benefit accordingly. Although in May 2014, March 2015 and June 2016 we experienced a strong devaluation of our business in Venezuela, we cannot assure you that the BsF will not experience further devaluations or that the Venezuelan government will not default on its obligations to creditors in the future, which may be significant and could have a material negative impact on our future financial results of our Venezuela segment and value of our bolivar denominated net assets. However, for the reasons stated at the beginning of this paragraph, we remain strongly committed to our business and investment in Venezuela.

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

During January 2014 the Argentine peso exchange rate against the U.S. dollar increased 23%, from 6.52 Argentine Pesos per U.S. dollar as of December 31, 2013 to 8.0 Argentine Pesos per U.S. dollar. Due to the abovementioned increase in the Argentine peso exchange rate against the U.S. dollar, during the first quarter of 2014, the reported Other Comprehensive Loss increased in $14.6 million as a result of having a net asset position in Argentine Pesos; and the Company recognized a foreign exchange gain of $4.6 million.

On December 17, 2015 the new Argentine government introduced significant changes into the foreign exchange regulatory framework that had been in place for the past four years under former president. These new measures include the removal of Argentina’s strict currency controls that restricted the ability of companies and individuals to exchange Argentine pesos for foreign currencies.

During December 2015 the Argentine peso exchange rate increased 37% against the U.S. dollar, to 13.30 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, the Company recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos). As of December 31, 2016, the Argentine Peso exchange rate against the U.S. dollar was 15.89.

With this new policy, prior approval of foreign exchange transactions by the Argentine Administration of Public Revenues or Central Bank is no longer required for the purchase of foreign currency and the access to the local foreign exchange market without requiring prior Central Bank approval is allowed.

Had a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar occurred on December 31, 2016, the reported net assets in our Argentine subsidiaries would have decreased by approximately $14.3 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $1.1 million in our Argentine subsidiaries.

Brazilian Segment

During 2015, the Brazilian Reais exchange rate against the U.S. dollar increased in 47%, from 2.66 Brazilian Reais per U.S .dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015. Due to the abovementioned devaluation, during the year ended December 31, 2015, the reported Other Comprehensive Loss of the Brazilian segment increased in $9.0 million as a result of having a net asset position in Brazilian Reais; and the Company recognized a foreign exchange gain of $14.6 million during the same period.  During 2016, there were no significant changes in the exchange rate. As of December 31, 2016, the Brazilian Reais exchange rate against the U.S. dollar was 3.26.

Had a hypothetical increase in the Brazilian Reais exchange rate against the U.S. dollar of 10% occurred on December 31, 2016, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $7.5 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $0.01 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of December 31, 2016, MercadoPago’s funds receivable from credit cards totaled $307.9 million. Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of December 31, 2016, loans granted under our MercadoCredito solution totaled $6.3 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2016, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.27%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of December 31, 2016 could decrease (increase) by approximately $3.8 million.

As of December 31, 2016, our short-term investments amounted to $253.3 million and our long-term investments amounted to $153.8  million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2009, 2010, 2011 and 2012 long-term retention plans (the “2009, 2010, 2011 and 2012 LTRPs), under which certain eligible employees receive awards (“LTRP Awards”), which are payable as follows:

•

eligible employees will receive a fixed payment equal to 6.25% of his or her LTRP Award under the 2009, 2010,  2011, and/or 2012 LTRP, respectively, once a year for a period of eight years. The 2009 LTRP awards began paying out starting in 2010, the 2010 LTRP Awards starting in 2011, the 2011 LTRP Awards starting in 2012 and the 2012 LTRP Awards starting in 2013(the “2009, 2010, 2011 or 2012 Annual Fixed Payment”, respectively); and

•

on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2009, 2010, 2011 or 2012 Variable Payment”, respectively) equal to the product of (i) 6.25% of the applicable 2009, 2010, 2011 and/or 2012 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2008 (with respect to the 2009 LTRP), 2009 (with respect to the 2010 LTRP), 2010 (with respect to the 2011 LTRP) and 2011 (with respect to the 2012 LTRP) Stock Price, ($13.81, $45.75, $65.41 and $77.77 for the 2009, 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2008, 2009, 2010 and 2011, respectively). The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

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

At December 31, 2016, the total contractual obligation of our 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 Variable Payment LTRP liability amounted to $43.1 million. As of December 31, 2016, the accrued liability related to the 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 Variable Payment portion of the LTRP included in social security payable in our consolidated balance sheet amounted to $27.1 million. The following table shows a sensitivity analysis of the risk associated with our contractual obligation related to the 2009, 2010, 2011, 2012, 2 013, 2014, 2015 and 2016 Variable Payment if our common stock price per share were to experience increases or decreases by up to 40%:

		As of December 31, 2016
		MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016
		Equity Price	variable LTRP liability
(In thousands, except equity price)
Change in equity price in percentage

40%		229.85	60,406
30%		213.43	56,091
20%		197.02	51,777
10%		180.60	47,462
Static	(*)	164.18	43,147
-10%		147.76	38,832
-20%		131.34	34,518
-30%		114.93	30,203
-40%		98.51	25,888

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of

Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our board of directors.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

Information on our directors and executive officers and the audit committee and nominating and corporate governance committee of our board of directors is incorporated by reference from our Proxy Statement (under the headings “Proposal One” “Information on Our Board of Directors and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers”) to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information presented under the headings “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2017 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information presented under the headings “Beneficial Ownership of Our Common Stock” in our 2017 Proxy Statement to be filed with the SEC is incorporated herein by reference.

The following table represents information as of December 31, 2016 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	232,825

Total	—	—	232,825

(1)	Represents our 2009 Equity Compensation which was approved by our stockholders on June 10, 2009.

Description of Amended and Restated 1999 Stock Option and Restricted Stock Plan

Our 1999 Plan was adopted by our board of directors on November 3, 1999. The 1999 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or the Internal Revenue Code, to our employees, and non-qualified stock options and restricted stock to our employees, directors, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards”. The 1999 Plan expired on November 3, 2009 and as a result, no new awards may be made under the 1999 Plan. However, any outstanding awards at the expiration shall remain in effect until the earlier of the exercise, termination or expiration of such outstanding awards. At December 31, 2016, there were no outstanding options to purchase shares of common stock under the 1999 Plan.

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

The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Directors and Corporate Governance” in our 2017 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Ratification of Independent Registered Public Accounting Firm” in our 2017 Proxy Statement to be filed with the SEC is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in this report:

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Exhibit Title
3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for the Registrant’s Common Stock (3)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

4.03	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (8)

10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Employment Agreement with Officers. (2)

10.05	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (3)

10.06	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (4)

10.07	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda. (4)

10.08	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (5)

10.09	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A. (6)

10.10	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C. (6)

10.11	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A. (7)

10.12	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (9)

10.13	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (10)

10.14	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (11)

10.15	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (12)

10.16	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (13)

10.17	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (14)

10.18	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (15)

10.19	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (16)

10.20

Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein (17)

10.21	Amended and Restated 2009 Long-Term Retention Plan (18)

10.22	Amended and Restated 2010 Long-Term Retention Plan (18)

10.23	Amended and Restated 2011 Long-Term Retention Plan (18)

10.24	Amended and Restated 2012 Long-Term Retention Plan (18)

10.25	Amended and Restated 2013 Long-Term Retention Plan (18)

10.26	Amended and Restated 2014 Long-Term Retention Plan (18)

10.27	Amanded and Restated 2015 Long-Term Retention Plan (18)

10.28	2016 Long-Term Retention Plan (18)
10.29	MercadoLibre Inc. 2016 Director Compensation Program (18)
21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-8*

23.02	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-3*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Company´s Registration Statement on Form S-1 filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Company´s Registration Statement on Form S-1 filed on July 13, 2007
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013

(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(12)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(13)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(14)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(15)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(16)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(17)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017

/s/ Mario Vazquez Mario Vazquez	Director	February 24, 2017

/s/ Susan Segal Susan Segal	Director	February 24, 2017

/s/ Michael Spence Michael Spence	Director	February 24, 2017

/s/ Nicolás Aguzin Nicolás Aguzin	Director	February 24, 2017

/s/ Nicolás Galperin Nicolás Galperin	Director	February 24, 2017

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 24, 2017

/s/ Meyer Malka Meyer Malka	Director	February 24, 2017

/s/ Javier Olivan Javier Olivan	Director	February 24, 2017
/s/ Roberto Balls Sallouti Roberto Balls Sallouti	Director	February 24, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.02	Registrant’s Amended and Restated Bylaws. (1)

4.01	Form of Specimen Certificate for the Registrant’s Common Stock (3)

4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)

4.03	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (8)

10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. (2)

10.02	Concession Contract, dated as February 7, 2007, between Border’s Parking S.R.L. and MercadoLibre S.A. (1)

10.03	Management Incentive Bonus Plan of the Registrant. (2)

10.04	Form of Employment Agreements with Officers. (2)

10.05	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (3)

10.06	Property Lease Agreement, dated February 1, 2011, between MercadoLibre Colombia S.A and Mongiana Ltda* (4)

10.07	Property Lease Agreement, dated July 6, 2010 between MercadoLivre.com Atividades de Internet Ltda. and STM Sociedade Técnica de Montageus Ltda. (4)

10.08	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (5)

10.09	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A. (6)

10.10	Purchase Agreement, dated as of May 16, 2013, between MercadoLibre Venezuela SRL and Grupo Lods 299, Isalys, Bassben, Arturo Soria, Imas 2006, Miriru, Rurimi, Vivand 2006, Sgm Y 432511, S.N.C. (6)

10.11	Memorandum of understanding, dated as of September 19, 2013, between MercadoLibre Venezuela SRL and Lopco de Venezuela, C.A. (7)
10.12	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (9)

10.13	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (10)

10.14	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (11)

10.15	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (12)

10.16	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (13)

10.17	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (14)

10.18	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (15)

10.19	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (16)

10.20

Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein (17)

10.21	Amended and Restated 2009 Long-Term Retention Plan (18)

10.22	Amended and Restated 2010 Long-Term Retention Plan (18)

10.23	Amended and Restated 2011 Long-Term Retention Plan (18)

10.24	Amended and Restated 2012 Long-Term Retention Plan (18)

10.25	Amended and Restated 2013 Long-Term Retention Plan (18)

10.26	Amended and Restated 2014 Long-Term Retention Plan (18)

10.27	Amended and Restated 2015 Long-Term Retention Plan (18)

10.28	2016 Long-Term Retention Plan (18)
10.29	MercadoLibre Inc. 2016 Director Compensation Program (18)
21.01	List of Subsidiaries*

23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-8*

23.02	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-3*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 25, 2011
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013
(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(12)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(13)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(14)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(15)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(16)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(17)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016

MercadoLibre, Inc.

Consolidated Financial Statements

as of December 31, 2016 and 2015

and for the three years in the period

ended December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of MercadoLibre, Inc.

City of Buenos Aires, Argentina

We have audited the accompanying consolidated balance sheets of MercadoLibre, Inc. and its subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MercadoLibre, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

City of Buenos Aires, Argentina

February 21, 2017

DELOITTE & Co. S.A.

Diego O. De Vivo

 Partner

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(In thousands of U.S. dollars, except par value)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$ 234,140	$ 166,881
Short-term investments	253,321	202,112
Accounts receivable, net	25,435	28,428
Credit cards receivable, net	307,904	131,946
Loans receivable, net	6,283	—
Prepaid expenses	15,060	6,007
Inventory	1,103	222
Other assets	26,215	9,577
Total current assets	869,461	545,173
Non-current assets:
Long-term investments	153,803	187,621
Property and equipment, net	124,261	81,633
Goodwill	91,797	86,545
Intangible assets, net	26,277	28,991
Deferred tax assets	45,017	29,688
Other assets	56,819	43,955
Total non-current assets	497,974	458,433
Total assets	$ 1,367,435	$ 1,003,606
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 105,106	$ 62,038
Funds payable to customers	370,693	203,247
Salaries and social security payable	48,898	32,918
Taxes payable	27,338	10,092
Loans payable and other financial liabilities	11,583	1,965
Other liabilities	6,359	7,667
Dividends payable	6,624	4,548
Total current liabilities	576,601	322,475
Non-current liabilities:
Salaries and social security payable	16,173	10,422
Loans payable and other financial liabilities	301,940	294,342
Deferred tax liabilities	34,059	27,049
Other liabilities	9,808	9,860
Total non-current liabilities	361,980	341,673
Total liabilities	$ 938,581	$ 664,148
Equity:
Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,364 and 44,156,854 shares issued and outstanding at December 31,
2016 and December 31, 2015, respectively	$44	$44
Additional paid-in capital	137,982	137,923
Retained earnings	550,641	440,770
Accumulated other comprehensive loss	(259,813)	(239,279)
Total Equity	428,854	339,458
Total Liabilities and Equity	$ 1,367,435	$ 1,003,606

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2016, 2015 and 2014

(In thousands of U.S. dollars, except for share data)

	Year Ended December 31,
	2016	2015	2014
Net revenues	$ 844,396	$ 651,790	$ 556,536
Cost of net revenues	(307,538)	(214,994)	(158,978)
Gross profit	536,858	436,796	397,558

Operating expenses:
Product and technology development	(98,479)	(76,423)	(53,600)
Sales and marketing	(156,296)	(128,609)	(111,627)
General and administrative	(87,310)	(76,342)	(62,364)
Impairment of Long-Lived Assets	(13,717)	(16,226)	(49,496)
Total operating expenses	(355,802)	(297,600)	(277,087)
Income from operations	181,056	139,196	120,471

Other income (expenses):
Interest income and other financial gains	35,442	20,561	15,336
Interest expense and other financial losses	(25,605)	(20,391)	(11,659)
Foreign currency (losses) gains	(5,565)	11,125	(2,352)
Net income before income tax expense	185,328	150,491	121,796

Income tax expense	(48,962)	(44,702)	(49,143)
Net income	$ 136,366	$ 105,789	$ 72,653

Less: Net Income attributable to Redeemable Noncontrolling Interest	—	—	72
Net income attributable to MercadoLibre, Inc. shareholders	$ 136,366	$ 105,789	$ 72,581

	Year Ended December 31,
	2016	2015	2014
Basic EPS
Basic net income attributable to MercadoLibre, Inc.
Shareholders per common share	$ 3.09	$ 2.40	$ 1.63
Weighted average of outstanding common shares	44,157,251	44,155,680	44,153,884
Diluted EPS
Diluted net income attributable to MercadoLibre, Inc.
Shareholders per common share	$ 3.09	$ 2.40	$ 1.63
Weighted average of outstanding common shares	44,157,251	44,155,680	44,153,884

Cash Dividends declared	0.600	0.412	0.664

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2016, 2015 and 2014

(In thousands of U.S. dollars)

	Year Ended December 31,
	2016	2015	2014

Net income	$ 136,366	$ 105,789	$ 72,653

Other comprehensive loss, net of income tax:
Currency translation adjustment	(20,619)	(103,912)	(47,214)
Unrealized net losses on available for sale investments	(587)	(672)	(379)
Less: Reclassification adjustment for (losses) gains on available for sale investments included in net income	(672)	(379)	25
Net change in accumulated other comprehensive loss, net of income tax	(20,534)	(104,205)	(47,618)
Total Comprehensive Income	$ 115,832	$ 1,584	$ 25,035

Less: Comprehensive loss attributable to Redeemable Noncontrolling Interest	—	—	(332)
Comprehensive Income attributable to MercadoLibre, Inc. Shareholders	$ 115,832	$ 1,584	$ 25,367

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2016, 2015 and 2014

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

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2016, 2015 and 2014

(In thousands of U.S. dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2015	44,157	$ 44	$ 137,923	$ —	$ 440,770	$ (239,279)	$ 339,458
Stock-based compensation	—	—	56	—	—	—	56
Dividend distribution	—	—	—	—	(26,495)	—	(26,495)
Exercise of convertible notes	—	—	3	—	—	—	3
Net income	—	—	—	—	136,366	—	136,366
Other comprehensive loss	—	—	—	—	—	(20,534)	(20,534)
Balance as of December 31, 2016	44,157	$ 44	$ 137,982	$ —	$ 550,641	$ (259,813)	$ 428,854

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

(In thousands of U.S. dollars)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 136,366	$ 105,789	$ 72,581
Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to Redeemable Noncontrolling Interest	—	—	72
Unrealized Devaluation Loss, net	4,967	14,717	13,808
Impairment of Long-Lived Assets	13,717	16,226	49,496
Depreciation and amortization	29,022	23,209	16,947
Accrued interest	(17,794)	(12,783)	(9,029)
Non cash interest and convertible bonds amortization of debt discount and amortization of debt issuance costs	9,837	17,272	7,874
LTRP accrued compensation	22,983	10,213	11,852
Deferred income taxes	(6,188)	4,354	(20,237)
Changes in assets and liabilities:
Accounts receivable	(15,428)	(36,476)	(36,120)
Credit cards receivable	(180,592)	(109,139)	(45,521)
Prepaid expenses	(9,133)	(3,907)	(157)
Inventory	(787)	(237)	—
Other assets	(24,425)	(2,340)	(5,982)
Accounts payable and accrued expenses	47,980	63,668	68,780
Funds payable to customers	164,060	119,353	61,072
Other liabilities	(45)	1,765	1,675
Interest received from investments	15,719	9,686	9,682
Net cash provided by operating activities	190,259	221,370	196,793
Cash flows from investing activities:
Purchase of investments	(3,501,283)	(1,949,769)	(2,577,130)
Proceeds from sale and maturity of investments	3,508,293	1,875,516	2,330,836
Payment for acquired businesses, net of cash acquired	(7,284)	(45,009)	(36,814)
Payment of remaining amount from business acquisition	—	—	(4,000)
Purchases of intangible assets	(431)	(1,746)	(857)
Changes in principal loans receivable, net	(6,599)	—	—
Advance for property and equipment	(8,412)	(23,380)	—
Purchases of property and equipment	(68,527)	(39,150)	(34,426)
Net cash used in investing activities	(84,243)	(183,538)	(322,391)
Cash flows from financing activities:
Funds received from the issuance of convertible notes	—	—	330,000
Transaction costs from the issuance of convertible notes	—	—	(8,084)
Purchase of convertible note capped call	—	—	(19,668)
Proceeds from loans payable and other financial liabilities	11,435	5,033	—
Payments on loans payable and other financing	(6,684)	(9,059)	(7,704)
Dividends paid	(24,419)	(20,974)	(28,303)
Repurchase of Common Stock	—	(2,714)	(1,944)
Net cash (used in) provided by financing activities	(19,668)	(27,714)	264,297
Effect of exchange rate changes on cash and cash equivalents	(19,089)	(66,381)	(55,840)
Net increase (decrease) in cash and cash equivalents	67,259	(56,263)	82,859
Cash and cash equivalents, beginning of the year	166,881	223,144	140,285
Cash and cash equivalents, end of the year	$ 234,140	$ 166,881	$ 223,144

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

(In thousands of U.S. dollars)

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Cash paid for interest	$ 8,059	$ 7,977	$ 4,751
Cash paid for income and asset taxes	$ 74,008	$ 65,550	$ 67,662

Non-cash financing activities:
Stock based compensation	$ 56	$ 279	$ 118
LTRP shares issued	$ —	$ 2,713	$ 1,930
Exercise of convertible notes	$ 3	$ —	$ —

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$ 1,215	$6,841	$ 5,807

Acquisition of business	2016 (1)	2015 (2)	2014
Cash and cash equivalents	$ 93	$ 752	$ 1,102
Accounts receivable	609	1,039	5,932
Tax credits	21	179	814
Other current assets	224	50	19
Non current assets	—	—	236
Fixed Assets	71	238	564
Total assets acquired	1,018	2,258	8,667
Accounts payable and accrued expenses	434	381	4,372
Financial liabilities	—	—	2,160
Taxes payable	—	—	71
Payroll and social security payable	—	—	527
Other liabilities	389	727	—
Total liabilities assumed	823	1,108	7,130
Net assets acquired	195	1,150	1,537
Goodwill, Identifiable Intangible Assets and deferred tax liabilities	6,874	34,297	21,193
Trademarks	251	4,568	7,577
Customer lists	676	7,062	10,989
Software	282	4,791	447
Non Solicitation Agreement	314	734	1,015
Total purchase price	8,592	52,602	42,758
Cash and cash equivalents acquired	93	752	1,102
Payment for acquired businesses, net of cash acquired	$ 8,499	$ 51,850	$ 41,656

(1)    Related to the acquisition of software development companies in Brazil and in Argentina – See Note 6.

(2)    Related to the acquisition of a software development company in Brazil and an online classified advertisement company in Mexico - See Note 6.

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

Through MercadoPago, MercadoLibre enables individuals and businesses to send and receive online payments; through MercadoEnvios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through our Advertising products, MercadoLibre facilitates advertising services to large retailers and brands to promote their product and services on the web; and through MercadoShops, MercadoLibre facilitates users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model and through MercadoCredits extends loans to specific merchants. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of December 31, 2016, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Portugal, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia and Chile. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to 99.9%, 99.8% and 99.7% of the consolidated amounts during 2016, 2015 and 2014, respectively. Long-lived assets, intangible assets and Goodwill located in the foreign operations totaled $232,314 thousands and $184,178 thousands as of December 31, 2016 and 2015, respectively.

Cash and cash equivalents, short-term and long-term investments, amounted to $641,264 thousands and $556,614 thousands as of December 31, 2016 and 2015, respectively. As of December 31, 2016 those assets are located 56% in the United States of America and 44% in foreign locations, mainly in Brazil and Argentina. As of December 31, 2015 those assets are located 69% in the United States of America and 31% in foreign locations, mainly in Brazil, Argentina and Venezuela.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts and chargeback provisions, recoverability of goodwill and intangible assets with indefinite useful lives, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, recognition of income taxes and contingencies. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, consisting primarily of money market funds and certificates of deposit, to be cash equivalents.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Investments

Time deposits are valued at amortized cost plus accrued interest. Debt securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of other comprehensive (loss), net of the related tax provisions or benefits.

Investments are classified as current or non-current depending on their maturity dates and when it is expected to be converted into cash.

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to debt securities, this assessment takes into account the intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and if the Company does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). The Company did not recognize any other-than-temporary impairment on the investments in 2016, 2015 or 2014.

Money market funds, corporate and sovereign debt securities and certain certificates of deposits are valued at fair value. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.

Credit cards receivables and funds payable to customers

Credit cards receivables mainly relate to the Company’s payments solution and arise due to the time taken to clear transactions through external payment networks or during the period of time until those credit cards receivables are sold to financial institutions.

Credit cards receivables are presented net of the related provision for chargebacks. As of December 31, 2016 and 2015, there are no material past due credit cards receivables.

Funds payable to customers relate also to the Company’s payments solution and are originated by the amounts due to sellers held by the Company until the transaction is completed. Funds, net of any amount due to the Company by the seller, are maintained in the seller’s current account until collection is requested by the customer.

Loans receivable, net

Loans receivable represents loans granted to certain merchants through the Company’s MercadoCredito solution, which was launched in Argentina in the fourth quarter of 2016. As of December 31, 2016, the Company extended approximately $10,311 thousands in credit to merchants, of which $6,283 thousands were outstanding. Loans granted under the MercadoCredito solution were funded with domestic cash resources.

Loans receivable are reported at their outstanding principal balances, net of allowances and estimated collectible interest. Loans receivable are presented net of the allowance for uncollectible accounts, which represent management’s best estimate of probable incurred losses inherent in the Company’s portfolio of loans receivable. Allowances are based upon several factors including, but not limited to, historical experience and the current aging of customers. As of December 31, 2016, the allowance for uncollectible accounts amounted to $110 thousands.

Through the Company’s MercadoCredito solution, merchants can borrow a certain percentage of their monthly sales volume (up to two months of sales) and are charged with a fixed interest rate based on the overall credit assessment of the merchant. Merchant credits are repaid in a period ranging between 3 and 12 months. As of December 31, 2016, $61 thousands loans receivable were past due over 30 days, representing a 1.0% of outstanding loans receivable as of that date.

The Company closely monitors credit quality for all loans receivable on a recurring basis. To assess a merchant seeking a loan under the MercadoCredito solution, the Company uses, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchant's ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant's ability to repay the credit, including external and internal indicators. Internal indicators consider merchant's annual sales volume, claims history, prior repayment history, and other measures. Based on internal scoring, merchants are rated from A (Prime) to F (Upper medium grade). In addition, the Company considers external bureau information to enhance the scoring model and the decision making process. The internal rating and the bureau credit score are combined in a risk matrix, which is also used to price the loans based on the risk profile in each cell. As of December 31, 2016, the Company’s MercadoCredito solution was granted only to the most loyal merchants with the best reputation on the site.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Transfer of financial assets

The Company may sell credit cards coupons to financial institutions, included within “Credit cards receivables”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. As of December 31, 2016 and 2015, there is no continuing involvement with transferred financial assets. Addittionaly, the Company may discount credit card cupons with financial institutions, included within “Credit card receivables”. The aggregate gain included in net revenues arising from these financing transactions, net of the costs recognized on sale or discount of credit card coupons is $119,779 thousands, $96,345 thousands and $71,409 thousands, for the years ended December 31, 2016, 2015 and 2014, respectively.

Concentration of credit risk

Cash and cash equivalents, short-term and long-term investments, credit card receivables, accounts receivable and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents and investments are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and MercadoPago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. Loans receivable are granted to several loyal merchants with the best reputation on the site. The Company maintains an allowance for doubtful accounts and credit cards receivables based upon its historical experience and current aging of customers. Historically, such charges have been within management expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to sales and marketing expense.

During the years ended December 31, 2016, 2015 and 2014,  no single customer accounted for more than 5% of net revenues. As of December 31, 2016 and 2015,  no single customer, except for high credit quality credit card processing companies, accounted for more than 5% of accounts receivables.

Allowances for doubtful accounts

The Company maintains allowances for doubtful accounts, for management’s estimate of probable losses that may result if customers do not make the required payments. Allowances are based upon several factors including, but not limited to, historical experience and the current aging of customers.

The Company writes-off accounts receivable when the customer balance becomes 180 days past due.

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

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2016 and 2015, the Company capitalized $20,738 thousands and $14,554 thousands, respectively.

During 2015, the Company through its Venezuelan subsidiary acquired five offices in process of construction, in Caracas, Venezuela for a total purchase price of $23.4 million, for investment purposes and included in non-current other assets.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued) Property and equipment, net (continued)

During April 2016, the Company through its Venezuelan subsidiaray acquired commercial properties in process of construction for a total of 135.81 square meters, in Caracas, Venezuela for a total purchase price of $3.7 million, for investment purposes and included in non-current other assets.

Furthermore, in August 2016, the Company through its Argentine subsidiary acquired 6,057 square meters and 50 parking spaces, in an office building in process of construction located in Buenos Aires, for a total amount of $31.4 million, plus VAT. In connection with this acquisition, in February 2017, the Company obtained a preliminary approval that allows the Company to defer during a 2-year period payments of sales tax up to the amounts disbursed for the building. These deferred payments will be extinguished (i.e. as tax reliefs) upon receiving definitive approval from the City of Buenos Aires government within that 2-year period.

Those buildings, excluding lands, are depreciated from the date when they are ready to be used, using the straight-line depreciation method over a 50-year depreciable life.

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

Considering the changes in facts and circumstances in the exchange markets in Venezuela and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that certain office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded impairment losses of $13.7 million, $16.2 million and $49.5 million on June 30, 2016, March 31, 2015 and June 30, 2014, respectively, by using the market approach and considering prices for similar assets.

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

As of December 31, 2016 and 2015, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2016, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by management. The growth rates applied do not exceed the long-term average growth rate for the business in which the reporting unit operates. The Company uses discount rates to each reporting unit in the range of 14.5% to 29.9%. The average discount rate used for 2016 was 16.9%. That rate reflected the Company’s estimated weighted average cost

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued) Impairment of goodwill and intangible assets with indefinite useful life (continued)

of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”), Total Payment Volume (“TPV”), Average Selling Price (“ASP”), Successful Item sold (“SI”) and Take Rate defined as marketplace revenues as a percentage of gross merchandise volume. In addition, the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product (“GDP”), internet penetration rates as well as trends in the Company’s market share.

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and the second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized in the years ended December 31, 2016, 2015 and 2014 and management’s assessment of the fair value of each reporting unit exceeds its carrying value.

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. No impairment loss has been recognized in the years ended December 31, 2016, 2015 and 2014.

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

•

Revenues derived from the use of the Company’s on-line payments solution, for transactions off-platform are earned once the transaction is considered completed, when the payment is processed by the Company. The Company also earns revenues as a result of offering financing to our MercadoPago users, either directly or when the Company elects to sell the corresponding financial assets to financial institutions. Interest earned on loans granted to merchants are recognized based on effective interest rates.

•

Advertising revenues such as the sale of banners are recognized on accrual basis during the average advertising period, and remaining advertising services such as sponsorship of sites and improved search standing are recognized based on “per-click” (which are generated each time users on our websites click through our text-based advertisements to an advertiser’s designated website) values and as the “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered.

•

Revenues from shipping services are generated when a buyer elects to receive the item through our shipping service and the service is rendered to the client. Revenues are disclosed net of third party provider’s cost.

Share-based payments

The liability related to the variable portion of the long term retention plans is remeasured at fair value (See Note 16 “Long Term Retention Plan” for more details). In addition, the director compensation program includes an adjustable Board service award based on the average closing price of the Company’s common stock (see Note 11 “Compensation Plan for Outside Directors” for more details).

Sales tax

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $75,618 thousands, $52,477 thousands and $39,377 thousands for the years ended December 31, 2016, 2015 and 2014, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Advertising costs

The Company expenses the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs totaled $55,310 thousands, $46,862 thousands and $42,052 thousands for the years ended December 31, 2016, 2015 and 2014, respectively.

Comprehensive income

Comprehensive income is comprised of two components, net income and other comprehensive income. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive income includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries (except Venezuela since January 1, 2010, see “Foreign currency translation”) and unrealized gains and losses on investments classified as available-for-sale. Total comprehensive income attributable to MercadoLibre, Inc. shareholders’ for the years ended December 31, 2016, 2015 and 2014 amounted to $115,832 thousands, $1,584 thousands and $25,367 thousands respectively.

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive loss. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency (losses) gain” and amounted to ($5,565) thousands, $11,125 thousands and ($2,352) thousands for the years ended December 31, 2016, 2015 and 2014, respectively.

Venezuelan currency status

Pursuant to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar was the functional currency for such operation. The cumulative three year inflation rate as of December 31, 2010 exceeded 100%. As of the date of these consolidated financial statements, the cumulative three-year inflation rate excess 100%. Thus the Company continues to treat the economy of Venezuela as highly-inflationary. Therefore, no translation effect was accounted for in other comprehensive income during the years ended December 31, 2016, 2015 and 2014 related to the Venezuelan operations.

On February 10, 2015, the Venezuelan government issued a decree that unified the two previous foreign exchange systems “SICAD 1” and “SICAD 2” into a new single system (SICAD), with an initial public foreign exchange rate of 12 BsF per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to the Company’s business. In the same decree the Venezuelan government created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the Central Bank of Venezuela (“BCV”) on a daily basis.

In light of the disappearance of SICAD 2, and the Company’s inability to gain access to U.S. dollars under SICAD, it started requesting and was granted U.S. dollars through SIMADI. As a result, the Company from that moment expected to settle its transactions through

SIMADI going forward and concluded that the SIMADI exchange rate should be used to re-measure its bolivar-denominated monetary assets and liabilities and to re-measure the revenues and expenses of the Venezuelan subsidiaries effective as of March 31, 2015. In connection with this re-measurement, the Company recorded a foreign exchange loss of $20.4 million during the first quarter of 2015, with no significant foreign exchange losses recorded during the second, third and fourth quarter of 2015. As of December 31, 2015 the SIMADI exchange rate was 198.7 BsF per U.S. dollar.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company has reviewed its long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, the Company recorded an impairment of long-lived assets of $16.2 million on March 31, 2015. The carrying amount was adjusted

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued) Foreign currency translation (continued)

to its estimated fair value of $9.2 million as of March 31, 2015, by using the market approach, and considering prices for similar assets.

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

Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (SIMADI) will continue to operate until replaced by others. As of the date of issuance of these consolidated financial statements, the SIMADI has not been replaced and for that reason, the Company continued using SIMADI. From March 31, 2016 through June 30, 2016, the SIMADI exchange rate increased from 273 BsF per U.S. dollar to 628 BsF per U.S. dollar, a 130% increase in the exchange rate. As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $4.9 million during the second quarter of 2016.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2016 would not be fully recoverable. As a result, on June 30, 2016, the Company recorded an impairment related to offices and commercial property under construction included within non-current other assets of $13.7 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of $12.5 million as of June 30, 2016, by using the market approach, and considering prices for similar assets. As of December 31, 2016, the SIMADI exchange rate was 673.8 BsF per U.S. dollar.

Until 2010 the Company was able to obtain U.S. dollars for any purpose, including dividends distribution, using alternative mechanisms other than through the Commission for the Administration of Foreign Exchange Control (CADIVI). Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI, and held at U.S. bank accounts of its Venezuelan subsidiaries, were used until 2011 for dividend distributions from its Venezuelan subsidiaries. The Company has not distributed dividends from the Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $15,843 thousands and $24,634 thousands, as of December 31, 2016 and 2015 and net revenues for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
	(In thousands)
Venezuelan operations
Net Revenues	$37,185	$40,475	$58,026

	December 31,	December 31,
	2016	2015
	(In thousands)
Assets	66,165	65,407
Liabilities	(22,950)	(36,266)
Net Assets	$43,215	$29,141

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued) Foreign currency translation (continued)

As of December 31, 2016, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to 10.1% of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to 2.1% of our consolidated cash and investments.

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

During January 2014 the Argentine peso exchange rate against the U.S. dollar increased in 23%, from 6.52 Argentine Pesos per U.S. dollar as of December 31, 2013 to 8.0 Argentine Pesos per U.S. dollar. Due to the abovementioned increase in the Argentine peso exchange rate against the U.S. dollar, during the first quarter of 2014, the reported Other Comprehensive Loss increased in $14.6 million as a result of having a net asset position in Argentine Pesos; and the Company recognized a foreign exchange gain of $4.6 million.

On December 17, 2015 the new Argentine government introduced significant changes into the foreign exchange regulatory framework that had been in place for the past four years under former president. These new measures include the removal of Argentina’s strict currency controls that restricted the ability of companies and individuals to exchange Argentine pesos for foreign currencies.

During December 2015 the Argentine peso exchange rate increased by 37% against the U.S. dollar to 13.30 Argentine pesos per U.S. dollar as of December 31, 2015. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, during the fourth quarter of 2015, the Company recognized a foreign exchange gain of $18.2 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $22.8 million (as a result of having a net asset position in Argentine pesos).

With this new policy, prior approval of foreign exchange transactions by the Argentine Administration of Public Revenues or Central Bank is no longer required for the purchase of foreign currency. During 2016, there were no significant changes in the exchange rate. As of December 31, 2016 the Argentine Peso exchange rate against the U.S. dollar was 15.89.

Brazilian currency status

During 2015, the Brazilian Reais exchange rate against the U.S. dollar increased 47%, from 2.66 Brazilian Reais per U.S. dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015. Due to the fluctuations of the Brazilian foreign currency against the U.S. dollar, we recognized a foreign exchange gain of $14.6 million during the year 2015. In addition, the reported Other Comprehensive Loss of our Brazilian segment increased by $9.0 million during the current year. During 2016, there were no significant changes in the exchange rate. As of December 31, 2016 the Brazilian Reais exchange rate against the U.S. dollar was 3.26.

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

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $22.6 million and $24.6 million during 2016 and 2015, respectively. Furthermore, the Company recorded a labor cost benefit of $5.5 million and $5.2 million during 2016 and 2015. Additionally, $2.0 million and $2.0 million were accrued to pay software development law audit fees during 2016 and 2015, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.51 million and $0.56 for the years ended December, 31 2016 and 2015, respectively.

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

As of December 31, 2016 and 2015, the Company had included under non-current deferred tax assets caption the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $13,515 thousands and $10,102 thousands, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

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

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2008 primarily include the U.S., Argentina, Brazil and Mexico.

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

Recently issued accounting pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. As the Company evaluates the impact of this ASU, the more significant changes that the Company identified in the new standard as compared with the prior standard relates to the timing and the amount of revenue to be recognized. The Company continues assessing all potential impacts that this standard, and related amendments and interpretive guidance, will have on the consolidated financial statements. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected the transition method. The Company will adopt the new revenue standard in its first quarter of 2018.

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

On February 25, 2016 the FASB issued the ASU 2016-02. The amendments in this Update create Topic 842, Leases, which supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. It represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. Based on existing leases currently classified as operating leases, the Company expects to recognize on the statements of financial position right-of-use assets and lease liabilities. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company’s financial statements.

On March 8, 2016 the FASB issued the ASU 2016-04. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. The new standard is effective for fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact in the Company’s financial statements.

On March 14, 2016 the FASB issued the ASU 2016-06. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The new standard is effective for fiscal years beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact in the Company’s financial statements.

On March 17, 2016 the FASB issued the ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this Update will clarify the implementation guidance on principal versus agent considerations. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On March 30, 2016 the FASB issued the ASU 2016-09. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this Update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This Accounting Standards Update is the final version of Proposed Accounting Standards Update—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which has been deleted. The new standard is effective for fiscal years beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact in the Company’s financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

On April 14, 2016 the FASB issued the ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On May 3, 2016 the FASB issued the ASU 2016-11 on “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)”. The amendments in this Update eliminate some guidance related to revenue recognition and derivatives. The new standard is effective for fiscal years beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact in the Company’s financial statements.

On May 9, 2016 the FASB issued the ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients”. The amendments in this update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On June 16, 2016 the FASB issued the ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of credit losses on financial instruments”. This update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this update eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect it’s current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this topic will require that credit losses be presented as an allowance rather than as a write-down. The new standard is effective for fiscal years beginning after December 15, 2019. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On August 26, 2016 the FASB issued the “ASU 2016-15—Statement of cash flows (Topic 230): Classification of certain cash receipts and cash payments”. This update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The new standard is effective for fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact in the Company’s financial statements.

On October 24, 2016 the FASB issued the “ASU 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. This update eliminates the exception that prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset or assets have been sold to an outside party. Consequently, this update requires to recognize the current and deferred income tax consequences of an intra-entity asset transfer when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On November 17, 2016 the FASB issued the “ASU 2016-18—Statement of cash flows (Topic 230): Resctricted cash”. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact in the Company’s financial statements.

On January 5, 2017 the FASB issued the “ASU 2017-01—Business combinations (Topic 805): Clarifying the definition of a business”. The amendments in this Update clarify the definition of a business with the objective of adding guidance to the evaluation whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this Update provide a screen to determine when a set of assets and activities is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, it requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued) Recently issued accounting pronouncements (continued)

significantly contribute to the ability to create output, and removes the evaluation of whether a market participant could replace the missing elements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On January 26, 2017 the FASB issued the “ASU 2017-04—Intangibles—Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this Update simplifies the measurement of goodwill by removing the second step of the goodwill impairment test. Instead, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The adoption of this standard is not expected to have a material impact in the Company’s financial statements.

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

The denominator for diluted net income per share for the years ended on December 31, 2016, 2015 and 2014 does not include any effect from the capped call because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

For the years ended December 31, 2016, 2015 and 2014, the effects on diluted earnings per share were antidilutive and, as a consequence, they were not computed for diluted earnings per share.

The following table shows how net income is allocated for earnings per common share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$ 136,366	$ 136,366	$ 105,789	$ 105,789	$ 72,653	$ 72,653
Net income attributable to noncontrolling interests	-	-	-	-	(72)	(72)
Change in redeemable amount of noncontrolling interest	-	-	-	-	(435)	(435)
Net income attributable to MercadoLibre, Inc. Shareholders corresponding to common stock	$ 136,366	$ 136,366	$ 105,789	$ 105,789	$ 72,146	$ 72,146

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

Net income per share of common stock is as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	(In thousands, except per share data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to MercadoLibre, Inc. Shareholders per common share	$ 3.09	$ 3.09	$ 2.40	$ 2.40	$ 1.63	$ 1.63

Numerator:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 136,366	$ 136,366	$ 105,789	$ 105,789	$ 72,146	$ 72,146

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,157,251	44,157,251	44,155,680	44,155,680	44,153,884	44,153,884
Adjusted weighted average of common stock outstanding for Diluted earnings per share	44,157,251	44,157,251	44,155,680	44,155,680	44,153,884	44,153,884

4.	Short-term and long-term investments

The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2016	2015
	(In thousands)
Short-term investments
Time Deposits	$ 113,414	$ 76,658
Sovereign Debt Securities	2,166	13,962
Corporate Debt Securities	102,367	102,977
Certificates of deposits	35,374	8,515
Total	$ 253,321	$ 202,112

Long-term investments
Sovereign Debt Securities	$ 48,537	$ 55,340
Corporate Debt Securities	105,266	129,280
Certificates of deposits	—	3,001
Total	$ 153,803	$ 187,621

Unrealized losses of available-for-sale securities, net of tax, were $587 thousands, $672 thousands and $379 thousands for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, the Company has no securities considered held-to-maturity.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components

	December 31,	December 31,
	2016	2015
	(In thousands)
Accounts receivable, net:
Users	$ 25,535	$ 24,745
Other means of payments	—	2,739
Advertising	5,047	3,394
Others debtors	5,289	8,836
	35,871	39,714
Allowance for doubtful accounts	(10,436)	(11,286)
	$ 25,435	$ 28,428

	December 31,	December 31,
	2016	2015
	(In thousands)
Credit card receivables
Credit cards and other means of payments	$ 310,415	$ 133,180
Allowance for chargebacks	(2,511)	(1,234)
	$ 307,904	$ 131,946

	December 31,	December 31,
	2016	2015
	(In thousands)
Current other assets:
VAT credits	$ 4,660	$ 1,011
Other taxes	15,493	5,189
Other	6,062	3,377
	$ 26,215	$ 9,577

	December 31,	December 31,
	2016	2015
	(In thousands)
Non current other assets:
Advances for fixed assets	$ 24,134	$ 23,380
Legal deposits	66	55
Judicial deposits	27,981	16,378
Other	4,638	4,142
	$ 56,819	$ 43,955

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	Estimated
	useful life	December 31,	December 31,
	(years)	2016	2015
		(In thousands)
Property and equipment, net:
Equipment	3 - 5	$ 56,571	$ 48,380
Land & Building	50 (1) (2)	49,665	28,479
Furniture and fixtures	3 - 5	22,690	13,506
Software	3	71,602	43,989
Cars	3	323	93
		200,851	134,447
Accumulated depreciation		(76,590)	(52,814)
		$ 124,261	$ 81,633

(1)	Estimated useful life attributable to “Buildings”.
(2)	After impairment test. See Note 2, “Impairment of Long-lived Assets”.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Depreciation and amortization:
Cost of net revenues	$ 1,965	$ 830	$ 801
Product and technology development	20,581	16,260	12,074
Sales and marketing	1,599	548	181
General and administrative	4,877	5,571	3,891
	$ 29,022	$ 23,209	$ 16,947

	December 31,	December 31,
	2016	2015
	(In thousands)
Accounts payable and accrued expenses:
Accounts payable	$ 95,145	$ 54,649
Accrued expenses
Advertising	4,227	3,005
Professional fees	1,615	1,327
Other expense provisions	4,098	3,054
Other current liabilities	21	3
	$ 105,106	$ 62,038

	December 31,	December 31,
	2016	215
(In thousands)
Current loans payable and other financial liabilities:
Unsecured lines of credit	$ 11,583	$ 1,965
	$ 11,583	$ 1,965

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	December 31,	December 31,
	2016	2015
	(In thousands)
Non current loans payable and other financial liabilities:
Convertible notes	$ 300,935	$ 290,477
Unsecured lines of credit	1,005	3,865
	$ 301,940	$ 294,342

	December 31,	December 31,
	2016	2015
	(In thousands)
Current other liabilities:
Contingent considerations and escrows from acquisitions	$ 6,014	$ 7,004
Other	345	663
	$ 6,359	$ 7,667

	December 31,	December 31,
	2016	2015
	(In thousands)
Non current other liabilities:
Provisions and contingencies	$ 5,587	$ 4,386
Contingent considerations and escrows from acquisitions	2,558	5,413
Other	1,663	61
	$ 9,808	$ 9,860

	December 31,	December 31,	December 31,
	2016	2015	2014
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (259,226)	$ (238,607)	$ (134,695)
Unrealized gains on investments	(909)	(1,023)	(578)
Estimated tax loss on unrealized gains on investments	322	351	199
	$ (259,813)	$ (239,279)	$ (135,074)

The following table summarizes the changes in accumulated balances of other comprehensive income for the year December 31, 2016:

	Unrealized	Foreign	Estimated tax
	Gains on	Currency	(expense)
	Investments	Translation	benefit	Total 2016	Total 2015
	(In thousands)
Balances as of December 31, 2015	$ (1,023)	$ (238,607)	$ 351	$ (239,279)	$ (135,074)
Other comprehensive income before reclassifications adjustments for (losses) gains on available for sale investments	(909)	(20,619)	322	(21,206)	(104,584)
Amount of gain (loss) reclassified from accumulated other comprehensive income	1,023	—	(351)	672	379
Net current period other comprehensive (loss) income	114	(20,619)	(29)	(20,534)	(104,205)
Ending balance	$ (909)	$ (259,226)	$ 322	$ (259,813)	$ (239,279)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the year ended December 31, 2016:

Amount of Gain (Loss)
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Income	Comprehensive	Affected Line Item
Components	Income	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (1,023)	Interest expense and other financial losses
Estimated tax gain on unrealized losses on investments	351	Income tax gain
Total reclassifications for the year	$ (672)	Total, net of income taxes

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from February 12, 2016. The net revenues and net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $2,578 thousands and $168 thousands, respectively.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

As of December 31, 2016, the fair value of the contingent consideration recorded is $1,215 thousands. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from June 1, 2016. The net revenues and net loss of the acquiree included in the Company’s statement of income since the acquisition amounted to $664 thousands and $50 thousands, respectively.

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

The aggregate purchase price for the acquisition of the 100% of the acquired business was $29,917 thousands, measured at its fair value, amount that included: (i) the total cash payment of $26,917 thousands at closing day; and (ii) an escrow of $3,000 thousands held in an escrow account, according to the stock purchase agreement. An amount of $1,500 thousands related to the escrow was released in April 2016, while the remaining portion is outstanding as of the date of these financial statements.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from April 22, 2015. For the year ended December 31, 2015, net revenues and net income of the acquiree included in the Company’s consolidated statement of income since the acquisition amounted to $2,862 thousands and $87 thousands, respectively.

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

Acquisition of a software development company in Brazil

On April 1, 2015, through its subsidiaries Ebazar.com.br Ltda. (“Ebazar”) and MercadoLivre.com Atividades de Internet Ltda, the Company acquired 100% of the issued and outstanding shares of capital stock of the company KPL Soluções Ltda., a company that develops ERP software for the e-commerce industry in Brazil.

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

An amount of $264 thousands and $1,434 thousands related to the escrow described in the previous paragraph was released in January 2016 and 2017, respectively.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from April 1, 2015. For the year ended December 31, 2015, net revenues and net loss of the acquiree included in the Company’s statement of income since the acquisition amounted to $1,338 thousands and $343 thousands until its merger with Ebazar.com.br Ltda., respectively.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

As of December 31, 2016, the fair value of the contingent consideration recorded is $2,998 thousands. Contingent additional cash considerations are to be paid after the achievement of the performance targets.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2016	2015
	(In thousands)
Goodwill	$ 91,797	$ 86,545
Intangible assets with indefinite lives
- Trademarks	12,490	13,074
Amortizable intangible assets
- Licenses and others	8,738	8,691
- Non-compete agreement	1,787	1,615
- Customer list	14,580	12,971
- Trademarks	993	—
Total intangible assets	$ 38,588	$ 36,351
Accumulated amortization	(12,311)	(7,360)
Total intangible assets, net	$ 26,277	$ 28,991

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	Year ended December 31, 2016
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545
- Business acquisition	5,635	700	—	190	260	57	32	6,874
- Effect of exchange rates changes	3,499	(1,543)	950	(4,682)	—	149	5	(1,622)
Balance, end of the year	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$ 5,989	$ 3,643	$ 1,188	$ 91,797

	Year ended December 31, 2015
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of year	$ 10,557	$ 11,859	$ 19,101	$ 15,719	$ 5,729	$ 4,521	$ 1,343	$ 68,829
- Business acquisition	14,066	—	—	22,978	—	—	—	37,044
- Effect of exchange rates changes	(6,097)	(4,429)	(2,663)	(4,863)	—	(1,084)	(192)	(19,328)
Balance, end of the year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $4,030 thousands,  $3,147 thousands and $1,692 thousands for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2016:

For year ended 12/31/2017	$3,566
For year ended 12/31/2018	3,041
For year ended 12/31/2019	2,387
For year ended 12/31/2020	1,692
Thereafter	3,101
$13,787

7.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown to reflect the evaluation of the Company’s performance defined by the management. The Company’s segments include Brazil, Argentina, Mexico, Venezuela and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Panama, Honduras, Nicaragua, Salvador, Portugal, Uruguay, Bolivia, Guatemala, Paraguay and USA).

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 455,024	$ 262,252	$ 46,332	$ 37,185	$ 43,603	$ 844,396
Direct costs	(270,922)	(152,103)	(40,951)	(17,732)	(31,549)	(513,257)
Impairment of Long-lived Assets	-	-	-	(13,717)	-	(13,717)
Direct contribution	184,102	110,149	5,381	5,736	12,054	317,422

Operating expenses and indirect costs of net revenues						(136,366)
Income from operations						181,056

Other income (expenses):
Interest income and other financial gains						35,442
Interest expense and other financial losses						(25,605)
Foreign currency losses						(5,565)
Net income before income tax expense						$ 185,328

	Year Ended December 31, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 290,602	$ 245,011	$ 40,338	$ 40,475	$ 35,364	$ 651,790
Direct costs	(180,394)	(134,750)	(31,282)	(15,287)	(24,605)	(386,318)
Impairment of Long-lived Assets	-	-	-	(16,226)	-	(16,226)
Direct contribution	110,208	110,261	9,056	8,962	10,759	249,246

Operating expenses and indirect costs of net revenues						(110,050)
Income from operations						139,196

Other income (expenses):
Interest income and other financial gains						20,561
Interest expense and other financial losses						(20,391)
Foreign currency gains						11,125
Net income before income tax expense						$ 150,491

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

	Year Ended December 31, 2014
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 273,638	$ 150,668	$ 37,669	$ 58,026	$ 36,535	$ 556,536
Direct costs	(158,412)	(81,273)	(24,068)	(16,584)	(20,163)	(300,500)
Impairment of Long-lived Assets	-	-	-	(49,496)	-	(49,496)
Direct contribution	115,226	69,395	13,601	(8,054)	16,372	206,540

Operating expenses and indirect costs of net revenues						(86,069)
Income from operations						120,471

Other income (expenses):
Interest income and other financial gains						15,336
Interest expense and other financial losses						(11,659)
Foreign currency losses						(2,352)
Net income before income tax expense						$ 121,796

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2016	2015
	(In thousands)
US property and equipment, net	$ 9,771	$ 12,756
Other countries
Argentina	25,071	22,379
Brazil	55,706	17,150
Mexico	2,307	2,475
Venezuela	21,615	21,556
Other countries	9,791	5,317
	$ 114,490	$ 68,877
Total property and equipment, net	$ 124,261	$ 81,633

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2016	2015
	(In thousands)
US intangible assets	$ 250	$ 235
Other countries goodwill and intangible assets
Argentina	7,717	8,763
Brazil	31,170	21,338
Mexico	38,860	46,186
Venezuela	7,366	7,217
Other countries	32,711	31,797
	$ 117,824	$ 115,301
Total goodwill and intangible assets	$ 118,074	$ 115,536

Consolidated net revenues by similar products and services for the years ended December 31, 2016, 2015 and 2014 were as follows:

Consolidated Net Revenues	2016	2015	2014
(In thousands)
Marketplace	$ 491,628	$ 393,014	$ 376,156
Non-marketplace (*)	$ 352,768	$ 258,776	$ 180,380
Total	$ 844,396	$ 651,790	$ 556,536

(*)	Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping and other ancillary services.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	December 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)	2015	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 111,198	$ 111,198	$ —	$ —	$ 46,423	$ 46,423	$ —	$ —
Corporate Debt Securities	—	—	—	—	15,785	—	15,785	—
Investments:
Sovereign Debt Securities	50,703	50,703	—	—	69,302	64,264	5,038	—
Corporate Debt Securities	207,633	61,986	145,647	—	232,257	51,974	180,283	—
Certificates of deposit	35,374	—	35,374	—	11,516	—	11,516	—
Total Financial Assets	$ 404,908	$ 223,887	$ 181,021	$ —	$ 375,283	$ 162,661	$ 212,622	$ —
Liabilities:
Contingent considerations	$4,213	$ —	$ —	$ 4,213	$ 9,007	$ —	$ —	$ 9,007
Long-term retention plan	27,135	—	27,135	—	17,159	—	17,159	—
Total Financial Liabilities	$ 31,348	$ —	$ 27,135	$ 4,213	$ 26,166	$ —	$ 17,159	$ 9,007

As of December 31, 2016 and 2015, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets) and; ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of December 31, 2016 and 2015, the Company´s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company own assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. For the year ended December 31, 2016, the Company recognized in earnings a loss of $377 thousands and a loss of $961 thousands within other comprehensive income, in relation with contingent considerations. In addition, during the year ended December 31, 2016, the Company assumed additional contingent considerations for an amount of $1,215 thousands and settled contingent considerations for an amount of $7,347 thousands.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of December 31, 2016 and 2015, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets, accounts payable, salaries and social security payable, taxes payable, provisions and other liabilities. The convertible senior notes, the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2016 and 2015:

	Balances as of	Significant other	Balances as of	Significant other
	December 31,	observable inputs	December 31,	observable inputs
	2016	(Level 2)	2015	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 113,414	$ 113,414	$ 76,658	$ 76,658
Accounts receivable, net	25,435	25,435	28,428	28,428
Credit Cards receivable, net	307,904	307,904	131,946	131,946
Loans receivable, net	6,283	6,283	—	—
Other assets	58,900	58,900	53,532	53,532
Total Assets	$ 511,936	$ 511,936	$ 290,564	$ 290,564
Liabilities
Accounts payable and accrued expenses	$ 105,106	$ 105,106	$ 62,038	$ 62,038
Funds payable to customers	370,693	370,693	203,247	203,247
Salaries and social security payable	37,936	37,936	26,181	26,181
Taxes payable	27,338	27,338	10,092	10,092
Dividends payable	6,624	6,624	4,548	4,548
Loans payable and other financial liabilities (*)	313,523	313,523	296,307	296,307
Other liabilities	11,954	11,954	8,520	8,520
Total Liabilities	$ 873,174	$ 873,174	$ 610,933	$ 610,933

(*) The fair value of the convertible senior notes (including the equity component) is disclosed in Note 17.

As of December 31, 2016 and 2015, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and did not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2016 and 2015, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	December 31, 2016
	Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 111,198	$ —	$ —	$ 111,198
Total Cash and cash equivalents	111,198	—	—	111,198

Short-term investments
Sovereign Debt Securities	2,166	—	—	2,166
Corporate Debt Securities	102,509	26	(168)	102,367
Certificates of deposit	35,336	40	(2)	35,374
Total Short-term investments	140,011	66	(170)	139,907

Long-term investments
Sovereign Debt Securities	48,943	—	(406)	48,537
Corporate Debt Securities	105,632	90	(456)	105,266
Total Long-term investments	154,575	90	(862)	153,803

Total	$ 405,784	$ 156	$ (1,032)	$ 404,908

	December 31, 2015
	Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 46,423	$ —	$ —	$ 46,423
Corporate Debt Securities	15,796	—	(11)	15,785
Total Cash and cash equivalents	62,219	—	(11)	62,208

Short-term investments
Sovereign Debt Securities	13,981	—	(19)	13,962
Corporate Debt Securities	103,130	4	(157)	102,977
Certificates of deposit	8,516	1	(2)	8,515
Total Short-term investments	125,627	5	(178)	125,454

Long-term investments
Sovereign Debt Securities	55,536	53	(249)	55,340
Corporate Debt Securities	129,921	18	(659)	129,280
Certificates of deposit	3,003	—	(2)	3,001
Total Long-term investments	188,460	71	(910)	187,621

Total	$ 376,306	$ 76	$ (1,099)	$ 375,283

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2016 and 2015.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of December 31, 2016, the estimated fair values of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	251,105
One year to two years	68,198
Two years to three years	59,628
Three years to four years	15,715
Four years to five years	10,262
Total	$ 404,908

9.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2016  and 2015, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“ Common Stock ”).

As of December 31, 2016 and 2015, there were 44,157,364 and 44,156,854 shares of common stock issued and outstanding with a par value of $0.001 per share, respectively.

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

10.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2016 and 2015, the Company has no preferred stock subscribed and or issued.

11.	Compensation Plan for Outside Directors

The Company compensates its outside directors for their annual services provided through a cash payment, and from time to time through the issuance of equity awards, as follows:

On September 27, 2013, the board of directors of the Company (the “Board”),  upon the recommendation of the compensation committee of the Board, adopted a director compensation program (the “2013 Director Compensation Program”) that sets compensation for the Company’s outside directors for the period of June 2013 to June 2016. The New Director Compensation Program, which became effective as of June 2013, provided that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award. The non-adjustable Board service award consisted of a fixed cash payment of $50 thousands. The adjustable Board service award consisted of a fixed cash amount of $70 thousands multiplied by the quotient of (a) the average closing sale price of the Company’s common stock on the NASDAQ Global Market during the 30-trading day period preceding the Annual Meeting of Stockholders held during the respective compensation period divided by (b) the average closing sale price of the Company’s common stock on the NASDAQ Global Market during the 30-trading day period preceding the prior Annual Meeting of Stockholders. The New Director Compensation Program also included a non-adjustable chair service award for committee services from June 2013 to June 2016. Under the terms of the New Director Compensation Program, the chair of each of the audit committee, the

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

11.	Compensation Plan for Outside Directors (continued)

compensation committee and the nominating and corporate governance committee and the lead independent director were entitled to receive annual cash compensation in addition to existing director compensation in the amount of $22; $17; $7 and $15 thousands, respectively.

On August 2, 2016, the Board, upon the recommendation of our Compensation Committee, adopted a new director compensation program or the “2016 Director Compensation Program” that sets compensation for the Company’s outside directors for the period of June 2016 to June 2019. The Director Compensation Program, which became effective as of June 2016, provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award. The non-adjustable Board service award consists of a fixed cash payment of $60 thousands. The adjustable Board service award consists of a fixed cash amount of $100 thousands multiplied by the quotient of (a) the average closing sale price of the Company’s common stock on the NASDAQ Global Market during the 30-trading day period preceding the Annual Meeting of Stockholders to be held during the respective compensation period divided by (b) the average closing sale price of our common stock on The NASDAQ Global Market during the 30-trading day period preceding the prior Annual Meeting of Stockholders. The Director Compensation Program also includes a non-adjustable chair service award for committee services from June 2016 to June 2019. Under the terms of the Director Compensation Program, the chair of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the lead independent director are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $22, $22, $7 and $15 thousands, respectively.

The following table summarizes the total accrued compensation cost related to outside Directors, included in operating expenses in the accompanying consolidated statement of income, for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Chairman Fee	$ 64	$ 61	$ 61
Adjustable Award	783	718	545
Non-adjustable Award	444	398	359
	$ 1,291	$ 1,177	$ 965

12. Equity compensation plan and restricted shares

Pursuant to the “Amended and Restated 1999 Stock Option and Restricted Stock Plan”, (the “Plan”) the Company has reserved 4,732,400 shares of Common Stock for issuance under the Plan.

On June 10, 2009, the Annual Shareholders’ Meeting approved the adoption of the 2009 Equity Compensation Plan, which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” scheduled to expire in November 2009. The 2009 plan has reserved for issuance 294,529 shares of the Company’s common stock under the 1999 plan. As of December 31, 2016, there are 232,825 shares available for grant under the 1999 plan.

Equity compensation awards granted under the Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2016, there are no outstanding options granted under the Plan.

There was no granting during the period from January 1, 2007 to December 31, 2016.

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

As the consummation of the sale is not considered probable, no provision has been recognized at December 31, 2016.

14.	Income taxes

The components of pretax income in consolidated companies for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
United States	$ (12,321)	$ (17,049)	$ (10,848)
Brazil	106,123	70,261	91,136
Argentina	115,032	116,652	53,065
Venezuela	(15,202)	(25,764)	(31,360)
Mexico	(15,747)	(4,743)	6,094
Other Countries	7,443	11,134	13,709
	$ 185,328	$ 150,491	$ 121,796

Income tax is composed of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income Tax:
Current:
U.S.	$ 47	$ 55	$ 2
Non-U.S.	55,103	45,892	66,786
	55,150	45,947	66,788
Deferred:
U.S.	1,337	1	465
Non-U.S.	(7,525)	(1,246)	(18,110)
	(6,188)	(1,245)	(17,645)
Income tax expense	48,962	44,702	49,143

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2016, 2015 and 2014 to income before taxes:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income before income tax	$ 185,328	$ 150,491	$ 121,796
Weighted average income tax rate	34%	33%	33%
Income tax expense at weighted average income tax rate	$ 63,148	$ 50,022	$ 40,783
Permanent differences:
Federal and assets taxes	31	33	4
Transfer pricing adjustments	1,328	882	616
Non-deductible tax	545	441	258
Non-deductible expenses	599	1,911	2,311
Dividend distributions	5,860	5,861	4,221
Impairment of Venezuela property and equipment	3,216	5,226	14,734
Non-taxable income (*)	(25,923)	(27,385)	(9,565)
Currency translation	(8,245)	6,443	(5,218)
Change in valuation allowance	8,535	1,167	1,094
Business Combination	—	—	(40)
True up	(132)	101	(55)
Income tax expense	$ 48,962	$ 44,702	$ 49,143

(*)	Includes Argentine Tax holiday described in Note 2 “Income and asset tax”

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
	(In thousands)
Deferred tax assets
Allowance for doubtful accounts	$8,171	$7,791
Unrealized net gains on investments	—	212
Property and equipment, net	3,159	1,682
Accounts payable and accrued expenses	888	1,023
Payroll and social security payable	9,568	5,150
Taxes payable	820	867
Provisions	4,093	3,096
Foreign tax credit	13,515	10,102
Tax loss carryforwards	13,774	3,744
Total deferred tax assets	53,988	33,667
Valuation allowance	(8,971)	(3,979)
Total deferred tax assets, net	45,017	29,688
Deferred tax liabilities
Property and equipment, net	(9,611)	(3,926)
Customer lists	(2,127)	(2,602)
Non compete agreement	(78)	(165)
Outside basis dividends	(13,515)	(10,102)
Trademarks	(2,241)	(2,538)
Goodwill	(1,514)	(203)
Convertible notes and Capped Call	(4,961)	(6,723)
Foreign exchange effect	(12)	(790)
Total deferred tax liabilities	(34,059)	(27,049)

As of December 31, 2016, consolidated loss carryforwards for income tax purposes were $43,672 thousands. If not utilized, tax loss carryforwards will begin to expire as follows:

2019	$13,205
2020	511
2021	936
2022	431
2023	12
2024	13
Thereafter	21,134
Without due dates	7,430
Total	$43,672

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

During the year ended December 31, 2016, the Company increased $3,937 thousands the valuation allowance in Venezuela because the loss carryforward in that country was considered not fully recoverable for tax purposes based on estimates of future earnings. The tax loss carryforward in Venezuela was mainly generated for the impairment of long-lived assets and the currency devaluation recognized in that jurisdiction. In addition, during the same year, the Company increased the valuation allowance relating to the Mexican operation by 758 thousands, as a consequence of the assessment of the recoverability of certain deferred tax assets in such jurisdiction

During the year ended December 31, 2015, the Company reduced $73 thousands related to the valuation allowance of certain subsidiaries, acquired in 2008. In addition, during that same year, the Company increased the valuation allowance relating to Argentine operation by $173 thousands, as a consequence of the assessment of the recoverability of certain deferred tax assets in such jurisdiction.

The Company has not considered $184,654 thousands of the non-U.S. subsidiaries’ undistributed earnings as of December 31, 2016 in calculating deferred income taxes. In determining the amount of non-U.S. subsidiaries undistributed earnings for that calculation, the Company does not consider a portion of the non-U.S. subsidiaries earnings as of December 31, 2016 to be subject to U.S. federal income tax purposes because such earnings are intended to be indefinitely reinvested in its international operations and potential acquisitions related to those operations. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes if such distribution exceeds available foreign tax credits. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. The Company does not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on its operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in its foreign operations, which the Company is allowed to compute for domestic income tax purposes.

15.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of December 31, 2016, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $5,587 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2016 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,460 thousands.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of December 31, 2016, there were 55 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 1,573 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2016, 717 legal actions were pending in the Brazilian ordinary courts. In addition, as of December 31, 2016, there were 2,923 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer.

As of December 31, 2016, there were 9 claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 130 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

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

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these consolidated financial statements, the total amount of the claim is $ 4.2 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$ 9.5 million, which including accrued interests amounted to R$ 13.8 million or $ 4.2 million, according to the exchange rate at December 31, 2016, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On May 31, 2016, a lower court judge ruled in favor of the Company and the São Paulo Municipal Council presented a motion to clarify mentioned decision, that was rejected. On November 29, 2016, the São Paulo Municipal Council appealed, and the Company presented its counter arguments. As of the date of these consolidated financial statements, the Company is still waiting for a decision.

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

City of São Paulo Tax Claim (continued)

our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of R$ 51.6 million or $ 15.8 million, according to the exchange rate at December 31, 2016. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014, the Company presented our response to the mentioned defense. As of December 31, 2016, the lower court’s ruling was still pending.

In January 2005, the Brazilian subsidiary moved its operations to Santana de Parnaíba City, Brazil and began paying taxes to that jurisdiction and therefore the Company believes that has strong defenses to the claims of the São Paulo authorities with respect to these periods for both tax claims. The Company’s management based on the external legal counsel opinion, believe that the risk of loss is remote for both claims, and as a result, has not reserved any provisions for these claims. The collection date of the legal deposits cannot be determined since it will depend on the actual duration of the related legal proceedings.

Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$5.1 million or $ 1.6 million, according to the exchange rate at December 31, 2016. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, decreasing the outstanding debit to R$ 2.1 million or $ 639 thousands according to the exchange rate at December 31, 2016. On November 21, 2014, the Company appealed to the Superior Administrative Court of Tax Appeals. On September 8, 2016 our appeal was not accepted. Mercado Livre filed an appeal against such decision, aiming the appeal to be accepted and ruled by Superior Administrative Court of Tax Appeals. As of the date of these consolidated financial statements, the Superior Administrative Court of Tax Appeals ruling was still pending. The Company´s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014 the Company´s Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by the Company´s  Brazilian subsidiaries to the Company´s Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. The Company presented an appeal in September, 2015 and as of December 31, 2016, it is waiting for the second instance decision. As a result, the Company started making deposits in court for the controversial amounts. As of December 31, 2016, the Company recorded in the balance sheet deposits in court for R$25.8 million or $7.9 million, according to the exchange rate at December 31, 2016 under the caption non-current other assets.

The Company’s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position and the existence of favorable decisions of the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Administrative tax claims

On November 9, 2016, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary Ebazar, relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of R$3.1 million or $945 thousands, according to the exchange rate as of December 31, 2016. The Company presented administrative defenses against the authorities’ claim. As of the date of these consolidated financial statements, the Company is still waiting for a decision. The opinion of the Company´s management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

On December 27, 2016, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary MercadoPago.com Representações Ltda., relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of R$12 million or $3.7 million according to the exchange rate as of December 31, 2016. The Company will present administrative defenses against the authorities’ claim. The opinion of the Company´s management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued) Administrative tax claims (continued)

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

Operating leases

The Company has leases for office space in the various countries in which it operates. Total rental expense amounted to $6,112 thousands, $4,396 thousands and $3,111 thousands for the years ended December 31, 2016, 2015 and 2014, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2017	$5,474
For the year ended December 31, 2018	6,378
For the year ended December 31, 2019	7,187
For the year ended December 31, 2020	6,493
For the year ended December 31, 2021	6,034
Thereafter	13,634
$ 45,200

Employment Contracts

Each of the executive officers of the Company are a party to individual employment agreements that provide for annual base estimated salaries aggregating approximately $1,518 thousands per year, a performance based estimated bonus aggregating to approximately $1,751 thousands per year, and some fringe benefits. The employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide in the event of employment termination without cause, the Company must pay the employee 12 months of base salary

Additionally, the executive officers of the Company are included in the Long Term Retention Plans mentioned in note 16. Under the 2009 Plan the executive officers of the Company will receive approximately $650 thousands in a period of 3 months. Under the 2010 Plan the executive officers of the Company will receive approximately $2,001 thousands in a period of 1 year and 3 months. Under the 2011 Plan the executive officers of the Company will receive approximately $2,935 thousands in a period of 2 years and 3 months. Under the 2012 Plan the executive officers of the Company will receive approximately $4,011 thousands in a period of 3 years and 3 months. Under the 2013 Plan the executive officers of the Company will receive approximately $7,985 thousands in a period of 2 years and 3 months. Under the 2014 Plan the executive officers of the Company will receive approximately $8,291 thousands in a period of 3 years and 3 months. Under the 2015 Plan the executive officers of the Company will receive approximately $10,310 thousands in a period of 4 years and 3 months. Under the 2016 Plan the executive officers of the Company will receive approximately $13,394 thousands in a period of 5 years and 3 months. In all cases, the estimated amount has been calculated considering the Company’s closing stock price as of December 31, 2016.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

Loans payable and other financial liabilities

During last quarter of 2013, the Company through its Argentine subsidiary obtained two unsecured lines of credit from two Argentinean banks, denominated in Argentinean pesos, to fund the acquisition of office equipment in Buenos Aires. As of December 31, 2016, the first line of credit was fully paid and the amount outstanding under the remaining unsecured line of credit was $144 thousands. The unsecured line of credit bears interest fixed rate of 15.25% per annum and the last maturity date is in 11 months.

During third quarter of 2015, the Company through its Venezuelan subsidiary obtained a mortgage loan from Banco del Caribe, C.A. Banco Universal to fund the acquisition of an Office building in Caracas of $5,009 thousands to be paid in monthly installments during five years and bears a fixed interest rate of 24% per annum. The mortgage was constituted over the offices acquired up to an amount of $2,997 thousands to cover the amounts due to the bank. As of December 31, 2016, the amount due in relation to the mentioned mortgage loan amounts to $1,101 thousands.

During second quarter of 2016, the Company through its Brazilian subsidiary, obtained four lines of credit from Banco Nacional de Desenvolvimento Econômico e Social (BNDES) denominated in Reales, to fund the acquisition of machines and equipment. As of December 31, 2016, the amount outstanding under these lines of credit is $330 thousands and matures in July 2017.

During last quarter of 2016, the Company, through its Uruguayan subsidiary, obtained a line of credit from Citibank N.A. denominated in Uruguayan pesos, to be applied to working capital needs. As of December 31, 2016, the amount outstanding under this line of credit is $1,376 thousands, bears an interest fixed rate of 12.99% per annum and matures in January 2017.

During last quarter of 2016, the Company, through its Chilean subsidiary, obtained a line of credit from Banco de Chile denominated in Chilean pesos, to be applied to working capital needs. As of December 31, 2016, the amount outstanding under this line of credit is $9,640 thousands, bears an interest fixed rate of 5.52% per annum and matures in February 2017.

See additionally Note 17 with the detail of the 2.25% Convertible Senior Note due 2019.

16.	Long term retention plan

On August 2, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2016 Long-Term Retention Plan (“2016 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2016 LTRP, which provides for the grant to an eligible employee of a fixed (a “2016 LTRP Fixed Award”) and variable award, (a “2016 LTRP Variable Award”, and together with any 2016 LTRP Fixed Award, the “2016 LTRP Awards”). Each eligible employee will be granted both a 2016 LTRP Fixed Award and a 2016 LTRP Variable Award, in addition to receiving their annual salary and bonus. In order to receive payment in respect of the 2016 LTRP Awards, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2016 LTRP Awards, payable as follows:

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

The rest of LTRP outstanding as of December 31, 2016, follows similar calculation method as explain above for 2016 LTRP. The following tables summarize the 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 LTRP accrued compensation expense for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)
	(In thousands)
Outstanding LTRP 2009	1,312	0.25	1,862	0.75	3,229	1.25
Outstanding LTRP 2010	2,062	0.75	2,151	1.25	2,308	1.75
Outstanding LTRP 2011	2,713	1.25	2,505	1.75	3,625	2.25
Outstanding LTRP 2012	3,569	1.75	3,094	2.25	4,354	2.74
Outstanding LTRP 2013	6,796	1.25	6,255	1.75	9,006	2.25
Outstanding LTRP 2014	6,357	1.75	5,582	2.25	7,526	2.74
Outstanding LTRP 2015	8,361	2.25	6,982	2.75	-	-
Outstanding LTRP 2016	11,977	2.75	-	-	-	-

The 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016 LTRP have performance and/or eligibility conditions to be achieved at each year-end and also require the employee to stay in the Company at the payment date.

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
LTRP 2009	692	16	665
LTRP 2010	1,122	339	930
LTRP 2011	1,420	465	1,108
LTRP 2012	1,749	641	1,385
LTRP 2013	3,897	2,205	3,935
LTRP 2014	3,653	2,763	3,829
LTRP 2015	4,641	3,784	-
LTRP 2016	5,809	-	-
	$ 22,983	$ 10,213	$ 11,852

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	2.25% Convertible Senior Notes Due 2019

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

The price of the Company’s common stock was greater than 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the Company’s fiscal quarter ended September 30, 2016. Therefore, as of September 30, 2016, the conversion threshold had been met and the Notes became convertible at the holders’ option. During the period from October 1, 2016 through December 31, 2016, 12 Notes were converted for a total amount of $12 thousands. During the fourth quarter of 2016, the conversion threshold had not been met. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

The total estimated fair value of the Notes was $458.8 million and $364.7 million as of December 31, 2016 and 2015, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considered the fair value of the Notes as of December 31, 2016 and 2015 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $156.1 closing price of the Company’s common stock on December 31, 2016, the if-converted value of the Notes exceeded their principal amount by approximately $78.8 million.

The convertible debt instrument was separated into debt and equity components at issuance and a fair value was assigned. The following table presents the carrying amounts of the liability and equity components:

	December 31, 2016	December 31, 2015
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(25,097)	(34,214)
Unamortized transaction costs related to the debt component	(3,968)	(5,309)
Contractual coupon interest accrual	7,425	7,425
Contractual coupon interest payment	(7,425)	(7,425)
Net carrying amount	$300,935	$290,477

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of December 31, 2016, the remaining period over which the unamortized debt discount will be amortized is 2.5 years.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	2.25% Convertible Senior Notes Due 2019 (continued)

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

	Year ended December 31,

	2016	2015	2014
	(In thousands)
Contractual coupon interest expense	$7,425	$7,425	$3,733
Amortization of debt discount	9,117	8,630	4,141
Amortization of debt issuance costs	1,341	1,217	569
Total interest expense related to Notes	$17,883	$17,272	$8,443

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

19.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2016, 2015 and 2014:

			Charges
			Utilized /
	Balance at beginning of	Charged / credited to Net income /	Currency translation adjustments /	Balance at end of
	year	(loss)	Write-offs	year
	(In thousands)
Allowance for doubtful accounts
Year ended December 31, 2014	18,995	20,864	(23,694)	16,165
Year ended December 31, 2015	16,165	15,194	(20,073)	11,286
Year ended December 31, 2016	11,286	12,952	(13,802)	10,436

Credit cards receivable allowance for chargebacks
Year ended December 31, 2014	1,009	669	(1,149)	529
Year ended December 31, 2015	529	1,719	(1,014)	1,234
Year ended December 31, 2016	1,234	1,294	(17)	2,511

Tax valuation allowance
Year ended December 31, 2014	3,089	1,608	(166)	4,531
Year ended December 31, 2015	4,531	16	(568)	3,979
Year ended December 31, 2016	3,979	8,535	(3,543)	8,971

Contingencies
Year ended December 31, 2014	3,330	3,651	(3,972)	3,009
Year ended December 31, 2015	3,009	5,100	(3,723)	4,386
Year ended December 31, 2016	4,386	4,752	(3,551)	5,587

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

20.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2016, 2015 and 2014:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2016
Net Revenues	$ 157,630	$ 199,644	$ 230,847	$ 256,275
Gross profit	102,182	126,298	145,648	162,730
Net Income	30,247	15,858	38,912	51,349
Net Income per share-basic	0.68	0.36	0.88	1.16
Net Income per share-diluted	0.68	0.36	0.88	1.16
Weighted average shares
Basic	44,156,961	44,157,341	44,157,341	44,157,355
Diluted	44,156,961	44,157,341	44,157,341	44,157,355

2015
Net Revenues	$ 148,103	$ 154,314	$ 168,641	$ 180,732
Gross profit	103,395	104,003	111,828	117,570
Net Income	1,721	19,463	45,640	38,965
Net Income per share-basic	0.04	0.44	1.03	0.88
Net Income per share-diluted	0.04	0.44	1.03	0.88
Weighted average shares
Basic	44,154,796	44,155,271	44,155,830	44,156,800
Diluted	44,154,796	44,155,271	44,155,830	44,156,800

2014
Net Revenues	$ 115,382	$ 131,849	$ 147,935	$ 161,370
Gross profit	83,843	95,478	104,533	113,704
Net Income (loss)	30,328	(25,588)	33,752	34,161
Net Income (loss) per share-basic	0.69	(0.58)	0.76	0.76
Net Income (loss) per share-diluted	0.69	(0.58)	0.76	0.76
Weighted average shares
Basic	44,153,818	44,153,892	44,153,892	44,154,412
Diluted	44,153,818	44,182,668	44,153,892	44,154,412

21.	Cash Dividend Distribution

During the fiscal year ended December 31, 2016, the Company approved cash dividends for a total amount of $26,495 thousands or $0.6 per share, which had all been paid as of the year- end, except for the one approved in October 2016, consisting of $6,624 thousands (or $0.15 per share, which was paid on January 16, 2017) to stockholders of record as of the close of business on December 31, 2016.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

22.	Law of “Costs, Earnings, and Fair Profits”

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

