Form 10-Q
period 2017-03-31
MERCADOLIBRE INC
filed 2017-05-05
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

44,157,364 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 2, 2017.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of March 31, 2017 and December 31, 2016

and for the three-month periods

ended March 31, 2017 and 2016

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

(In thousands of U.S. dollars, except par value)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$ 301,388	$ 234,140
Short-term investments	265,165	253,321
Accounts receivable, net	24,097	25,435
Credit cards receivables, net	300,612	307,904
Loans receivable, net	11,380	6,283
Prepaid expenses	14,846	15,060
Inventory	432	1,103
Other assets	28,472	26,215
Total current assets	946,392	869,461
Non-current assets:
Long-term investments	170,352	153,803
Property and equipment, net	131,968	124,261
Goodwill	95,849	91,797
Intangible assets, net	26,227	26,277
Deferred tax assets	51,441	45,017
Other assets	61,417	56,819
Total non-current assets	537,254	497,974
Total assets	$ 1,483,646	$ 1,367,435
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 108,507	$ 105,106
Funds payable to customers	396,487	370,693
Salaries and social security payable	73,342	48,898
Taxes payable	30,668	27,338
Loans payable and other financial liabilities	16,430	11,583
Other liabilities	5,606	6,359
Dividends payable	6,624	6,624
Total current liabilities	637,664	576,601
Non-current liabilities:
Salaries and social security payable	12,498	16,173
Loans payable and other financial liabilities	304,534	301,940
Deferred tax liabilities	36,830	34,059
Other liabilities	9,876	9,808
Total non-current liabilities	363,738	361,980
Total liabilities	$ 1,001,402	$ 938,581

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,364 shares issued and outstanding at March 31,
2017 and December 31, 2016, respectively	$ 44	$ 44
Additional paid-in capital	137,982	137,982
Retained earnings	592,535	550,641
Accumulated other comprehensive loss	(248,317)	(259,813)
Total Equity	482,244	428,854
Total Liabilities and Equity	$ 1,483,646	$ 1,367,435

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the three -month periods ended March 31, 2017 and 2016

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues	$ 273,926	$ 157,630
Cost of net revenues	(105,070)	(55,448)
Gross profit	168,856	102,182
Operating expenses:
Product and technology development	(30,302)	(21,941)
Sales and marketing	(46,931)	(32,683)
General and administrative	(28,309)	(17,069)
Total operating expenses	(105,542)	(71,693)
Income from operations	63,314	30,489

Other income (expenses):
Interest income and other financial gains	12,157	7,251
Interest expense and other financial losses	(6,471)	(5,684)
Foreign currency gains	663	5,147
Net income before income tax expense	69,663	37,203

Income tax expense	(21,145)	(6,956)
Net income	$ 48,518	$ 30,247

	Three Months Ended March 31,
	2017	2016
Basic EPS
Basic net income
Available to shareholders per common share	$ 1.10	$ 0.68
Weighted average of outstanding common shares	44,157,364	44,156,961
Diluted EPS
Diluted net income
Available to shareholders per common share	$ 1.10	$ 0.68
Weighted average of outstanding common shares	44,157,364	44,156,961

Cash Dividends declared (per share)	0.150	0.150

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2017 and 2016

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2017	2016
Net income	$ 48,518	$ 30,247
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	9,665	(11,191)
Unrealized net gains on available for sale investments	1,244	448
Less: Reclassification adjustment for losses on available for sale investments	(587)	(672)
Net change in accumulated other comprehensive loss, net of income tax	11,496	(10,071)
Total Comprehensive Income	$ 60,014	$ 20,176

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the three-month periods ended March 31, 2017 and 2016

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operations:
Net income	$ 48,518	$ 30,247
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,003	6,252
Accrued interest	(5,679)	(3,877)
Non cash interest and convertible bonds amortization of debt discount and amortization of debt issuance costs	4,226	4,431
LTRP accrued compensation	9,176	3,190
Deferred income taxes	(2,798)	(1,896)
Changes in assets and liabilities:
Accounts receivable	(1,305)	(22,920)
Credit Card Receivables	15,583	(62,544)
Prepaid expenses	347	(1,387)
Inventory	727	(158)
Other assets	(4,472)	(6,738)
Accounts payable and accrued expenses	13,364	14,376
Funds payable to customers	13,929	23,684
Other liabilities	123	1,152
Interest received from investments	4,015	4,386
Net cash provided by (used in) operating activities	104,757	(11,802)
Cash flows from investing activities:
Purchase of investments	(897,589)	(641,259)
Proceeds from sale and maturity of investments	876,040	659,309
Payment for acquired businesses, net of cash acquired	-	(1,838)
Purchases of intangible assets	(17)	(11)
Advance for property and equipment	(2,505)	(872)
Changes in principal of loans receivable, net	(4,808)	—
Purchases of property and equipment	(10,268)	(14,552)
Net cash (used in) provided by investing activities	(39,147)	777
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	4,290	—
Payments on loans payable and other financing liabilities	(2,875)	(661)
Dividends paid	(6,624)	(4,548)
Net cash used in financing activities	(5,209)	(5,209)
Effect of exchange rate changes on cash and cash equivalents	6,847	(5,762)
Net increase (decrease) in cash and cash equivalents	67,248	(21,996)
Cash and cash equivalents, beginning of the period	234,140	166,881
Cash and cash equivalents, end of the period	$ 301,388	$ 144,885

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

As of March 31, 2017, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Portugal, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia and Chile. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to 98.8% and 99.8% of the consolidated amounts during the three-month periods ended March 31, 2017 and 2016. Long-lived assets, Intangible assets and Goodwill located in the foreign jurisdictions totaled $244,075 thousands and $232,314 thousands as of March 31, 2017 and December 31, 2016, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2017 and December 31, 2016. These financial statements also show the Company’s consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2017 and 2016; and statement of cash flows for the three-month periods ended March 31, 2017 and 2016. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Form 10-K. During the three-month period ended March 31, 2017, there were no material updates made to the Company’s significant accounting policies.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

Venezuelan currency status

Pursuant to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar was the functional currency for such operation. The cumulative three year inflation rate as of December 31, 2010 exceeded 100%. As of the date of these interim condensed consolidated financial statements, the cumulative three-year inflation rate exceeds 100%. Thus, the Company continues to treat the economy of Venezuela as highly-inflationary.

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

Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015 (“SIMADI”) will continue to operate until replaced by others. As of the date of issuance of these interim condensed consolidated financial statements, the SIMADI has not been replaced and for that reason, the Company is still using SIMADI.

As of March 31, 2017, the SIMADI exchange rate was 709.7 BsF per U.S. dollar.

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

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $20,177 thousands and $ 15,843 thousands, as of March 31, 2017 and December 31, 2016 and net revenues for the three-month periods ended March 31, 2017 and 2016:

	March 31,
	2017	2016
	(In thousands)
Venezuelan operations
Net Revenues	$14,397	$12,105

	March 31,	December 31,
	2017	2016
	(In thousands)
Assets	75,109	66,165
Liabilities	(30,223)	(22,950)
Net Assets	$44,886	$43,215

As of March 31, 2017, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to 9.3%  of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to 2.9% of our consolidated cash and investments.

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

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the regulatory decree was issued, which established the new requirement to become beneficiary of the new software development law. The decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Company’s Argentine subsidiary has to achieve certain required ratios annually under the software development law in order to be eligible for the benefits mentioned below.

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

The benefits to the Company under the software development law will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $5,097 thousands and $4,342 thousands during the three-month periods ended March 31, 2017 and 2016, respectively. Furthermore, the Company recorded a labor cost benefit of $1,991 thousands and $957 thousands during the three-month periods ended March 31, 2017 and 2016, respectively. Additionally, $496  thousands and $372 thousands were accrued to pay software development law audit fees during the first quarter of 2017 and 2016, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.12 and $0.12 for the three-month periods ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Company had included under non-current deferred tax assets the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $13,512 thousands and $13,515 thousands, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of March 31, 2017 and the year ended December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (249,561)	$ (259,226)
Unrealized gains (losses) on investments	1,857	(909)
Estimated tax (loss) gain on unrealized gains (losses) on investments	(613)	322
	$ (248,317)	$ (259,813)

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the three-month period ended March 31, 2017:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2016	$ (909)	$ (259,226)	$ 322	$ (259,813)
Other comprehensive loss before reclassifications adjustments for gains (losses) on available for sale investments	1,857	9,665	(613)	10,909
Amount of gain (loss) reclassified from accumulated other comprehensive loss	909	—	(322)	587
Net current period other comprehensive income gain (loss)	2,766	9,665	(935)	11,496
Ending balance	$ 1,857	$ (249,561)	$ (613)	$ (248,317)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (909)	Interest expense and other financial losses
Estimated tax gain on unrealized losses on investments	322	Income tax gain
Total reclassifications for the year	$ (587)	Total, net of income taxes

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

Recently issued accounting pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. As the Company evaluates the expected impact of this ASU, the more significant changes that the Company identified in the new standard as compared with the prior standard relates to the timing and the amount of revenue to be recognized. The Company continues assessing all potential impacts that this standard, and related amendments and interpretive guidance, will have on its consolidated financial statements. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected its transition method. The Company will adopt the new revenue standard in its first quarter of 2018.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

On February 25, 2016 the FASB issued ASU 2016-02. The amendments in this update create Topic 842, Leases, which supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. Previous GAAP did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. Based on existing leases currently classified as operating leases, the Company expects to recognize on the statements of financial position right-of-use assets and lease liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company’s financial statements.

On June 16, 2016 the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of credit losses on financial instruments”. This update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this update eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this topic will require that credit losses be presented as an allowance rather than as a write-down. The new standard is effective for fiscal years beginning after December 15, 2019. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On October 24, 2016 the FASB issued “ASU 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. This update eliminates the prohibition on recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset or assets have been sold to an outside party. Consequently, this update requires recognition of the current and deferred income tax consequences of an intra-entity asset transfer when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On January 5, 2017 the FASB issued “ASU 2017-01—Business combinations (Topic 805): Clarifying the definition of a business”. The amendments in this update clarify the definition of a business with the objective of adding guidance to the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this update provide a criteria to determine when a set of assets and activities is a business. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company´s financial statements.

On February 22, 2017 the FASB issued “ASU 2017-05—Other Income—Gains and losses from the derecognition of nonfinancial assets (Subtopic 610-20): Clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets”. The amendments in this update clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an “in substance nonfinancial asset” which can include financial assets. Also, this update eliminates several accounting differences between transactions involving assets and transactions involving businesses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

3. Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

On June 30, 2014, the Company issued 2.25% Convertible Senior Notes due 2019 (see Note 9 of these interim condensed consolidated financial statements for discussion regarding these debt notes). The conversion of these debt notes are included in the calculation for diluted earnings per share utilizing the “if converted” method. The effect of that conversion is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.

The denominator for diluted net income per share for the three-month periods ended March 31, 2017 and 2016 does not include any effect from the capped call issued in connection with the notes because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

For the period ended March 31, 2017 and 2016, the effects on diluted earnings per share were antidilutive and, as a consequence, they were not computed for diluted earnings per share.

Net income per share of common stock is as follows for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net income per common share	$ 1.10	$ 1.10	$ 0.68	$ 0.68

Numerator:
Net income	$ 48,518	$ 48,518	$ 30,247	$ 30,247

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,157,364		44,156,961
Adjusted weighted average of common stock outstanding for Diluted earnings per share		44,157,364		44,156,961

For the three-month periods ended March 31, 2017 and 2016 there was no impact on the calculation of diluted earnings per share as a consequence of the consideration of the Convertible Notes referred to above calculated using the “if converted” method.

4. Goodwill and intangible assets

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Goodwill	$ 95,849	$ 91,797
Intangible assets with indefinite lives
- Trademarks	13,170	12,490
Amortizable intangible assets
- Licenses and others	7,334	8,738
- Non-compete agreement	1,800	1,787
- Customer list	14,845	14,580
- Trademarks	1,051	993
Total intangible assets	$ 38,200	$ 38,588
Accumulated amortization	(11,973)	(12,311)
Total intangible assets, net	$ 26,227	$ 26,277

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Goodwill

The changes in the carrying amount of goodwill for the three-month periods ended March 31, 2017 and the year ended December 31, 2016 are as follows:

Period ended March 31, 2017
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
(In thousands)
Balance, beginning of the period	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$ 5,989	$ 3,643	$ 1,188	$ 91,797
- Effect of exchange rates changes	749	311	137	2,485	—	148	222	4,052
Balance, end of the period	$ 28,409	$ 6,898	$ 17,525	$ 31,827	$ 5,989	$ 3,791	$ 1,410	$ 95,849

	Year ended December 31, 2016
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545
- Business acquisition	5,635	700	—	190	260	57	32	6,874
- Effect of exchange rates changes	3,499	(1,543)	950	(4,682)	—	149	5	(1,622)
Balance, end of the year	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$ 5,989	$ 3,643	$ 1,188	$ 91,797

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,341 thousands and $814 thousands for the three-month periods ended March 31, 2017 and 2016, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of March 31, 2017:

For year ended 12/31/2017	$ 2,982
For year ended 12/31/2018	3,263
For year ended 12/31/2019	2,474
For year ended 12/31/2020	1,315
Thereafter	3,023
$ 13,057

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include costs of net revenues, product and technology development expenses,  sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, payroll and third party fees. All corporate related costs have been excluded from the Company’s direct contribution.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 159,781	$ 71,392	$ 15,536	$ 14,397	$ 12,820	$ 273,926
Direct costs	(87,037)	(45,066)	(16,841)	(6,551)	(9,739)	(165,234)
Direct contribution	72,744	26,326	(1,305)	7,846	3,081	108,692

Operating expenses and indirect costs of net revenues						(45,378)
Income from operations						63,314

Other income (expenses):
Interest income and other financial gains						12,157
Interest expense and other financial losses						(6,471)
Foreign currency gains						663
Net income before income tax expense						$ 69,663

	Three Months Ended March 31, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$77,535	$48,201	$11,116	$12,105	$8,673	$157,630
Direct costs	(50,287)	(27,757)	(9,438)	(5,134)	(6,201)	(98,817)
Direct contribution	27,248	20,444	1,678	6,971	2,472	58,813

Operating expenses and indirect costs of net revenues						(28,324)
Income from operations						30,489

Other income (expenses):
Interest income and other financial gains						7,251
Interest expense and other financial losses						(5,684)
Foreign currency gains						5,147
Net income before income tax expense						$37,203

The following table summarizes the allocation of property and equipment, net based on geography:

	March 31,	December 31,
	2017	2016
	(In thousands)
US property and equipment, net	$ 9,764	$ 9,771
Other countries
Argentina	27,237	25,071
Brazil	60,536	55,706
Mexico	2,873	2,307
Venezuela	21,813	21,615
Other countries	9,745	9,791
	$ 122,204	$ 114,490
Total property and equipment, net	$ 131,968	$ 124,261

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2017	2016
	(In thousands)
US intangible assets	$ 205	$ 250
Other countries goodwill and intangible assets
Argentina	7,864	7,717
Brazil	31,761	31,170
Mexico	41,871	38,860
Venezuela	7,332	7,366
Other countries	33,043	32,711
	$ 121,871	$ 117,824
Total goodwill and intangible assets	$ 122,076	$ 118,074

Consolidated net revenues by similar products and services for the three-month periods ended March 31, 2017 and 2016 were as follows:

	Three-months Ended March 31,

Consolidated Net Revenues	2017	2016
	(In thousands)
Marketplace	$ 158,466	$ 94,098
Non-marketplace (*)	115,460	63,532
Total	$ 273,926	$ 157,630

(*)  Includes, among other things, Ad Sales, Real Estate, Motors, Financing Fees, Off-platform Payment Fees, Shipping and other ancillary services.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	March 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)	2016	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 140,641	$ 140,641	$ —	$ —	$ 111,198	$ 111,198	$ —	$ —
Corporate Debt Securities	7,289	—	7,289	—	—	—	—	—
Investments:
Sovereign Debt Securities	$ 47,030	$ 47,030	$ —	$ —	$ 50,703	$ 50,703	$ —	$ —
Corporate Debt Securities	210,708	118,148	92,560	—	207,633	61,986	145,647	—
Certificates of deposit	33,376	—	33,376	—	35,374	—	35,374	—
Total Financial Assets	$ 439,044	$ 305,819	$ 133,225	$ —	$ 404,908	$ 223,887	$ 181,021	$ —
Liabilities:
Contingent considerations	$ 3,156	$ —	$ —	$ 3,156	$ 4,213	$ —	$ —	$ 4,213
Long-term retention plan	34,368	—	34,368	—	27,135	—	27,135	—
Total Financial Liabilities	$ 37,524	$ —	$ 34,368	$ 3,156	$ 31,348	$ —	$ 27,135	$ 4,213

As of March 31, 2017 and December 31, 2016, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets) and; ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of March 31, 2017 and December 31, 2016, the Company´s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. For the three-month period ended March 31, 2017, the Company recognized in earnings a loss of $73 thousands and a gains of $85 thousands within other comprehensive income, in relation with contingent considerations. In addition, during the three-month period ended March 31, 2017, the Company settled contingent considerations for an amount of $1,215 thousands.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of March 31, 2017 and December 31, 2016, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash, cash equivalents and short-term investments (excluding money markets funds and corporate debt security), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets, accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent consideration). The convertible senior notes (liability component), the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March 31, 2017 and December 31, 2016:

	Balances as of	Significant other	Balances as of	Significant other
	March 31,	observable inputs	December 31,	observable inputs
	2017	(Level 2)	2016	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 144,082	$144,082	$ 113,414	$ 113,414
Accounts receivable	24,097	24,097	25,435	25,435
Credit Cards receivable	300,612	300,612	307,904	307,904
Loans receivable, net	11,380	11,380	6,283	6,283
Other assets	66,035	66,035	58,900	58,900
Total Assets	$ 546,206	$ 546,206	$ 511,936	$ 511,936
Liabilities
Accounts payable and accrued expenses	$ 108,507	$ 108,507	$ 105,106	$ 105,106
Funds payable to customers	396,487	396,487	370,693	370,693
Salaries and social security payable	51,472	51,472	37,936	37,936
Taxes payable	30,668	30,668	27,338	27,338
Dividends payable	6,624	6,624	6,624	6,624
Loans payable and other financial liabilities (*)	320,964	320,964	313,523	313,523
Other liabilities	12,326	12,326	11,954	11,954
Total Liabilities	$ 927,048	$ 927,048	$ 873,174	$ 873,174

(*) The fair value of the convertible senior notes (including the equity component) is disclosed in Note 9.

As of March 31, 2017 and December 31, 2016, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2017 and December 31, 2016, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	March 31, 2017
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 140,641	$ —	$ —	$ 140,641
Corporate Debt Securities	7,291	1	(3)	7,289
Total Cash and cash equivalents	$ 147,932	$ 1	$ (3)	$ 147,930

Short-term investments
Sovereign Debt Securities	$ 1,096	$ —	$ (3)	$ 1,093
Corporate Debt Securities	89,723	36	(139)	89,620
Certificates of deposit	30,339	36	(5)	30,370
Total Short-term investments	$ 121,158	$ 72	$ (147)	$ 121,083

Long-term investments
Sovereign Debt Securities	$ 46,236	$ —	$ (299)	$ 45,937
Corporate Debt Securities	121,217	156	(285)	121,088
Certificates of deposit	3,007	1	(2)	3,006
Total Long-term investments	$ 170,460	$ 157	$ (586)	$ 170,031

Total	$ 439,550	$ 230	$ (736)	$ 439,044

December 31, 2016
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 111,198	$ —	$ —	$ 111,198
Total Cash and cash equivalents	$ 111,198	$ —	$ —	$ 111,198

Short-term investments
Sovereign Debt Securities	$ 2,166	$ —	$ —	$ 2,166
Corporate Debt Securities	102,509	26	(168)	102,367
Certificates of deposit	35,336	40	(2)	35,374
Total Short-term investments	$ 140,011	$ 66	$ (170)	$ 139,907

Long-term investments
Sovereign Debt Securities	$ 48,943	$ —	$ (406)	$ 48,537
Corporate Debt Securities	105,632	90	(456)	105,266
Total Long-term investments	$ 154,575	$ 90	$ (862)	$ 153,803

Total	$ 405,784	$ 156	$ (1,032)	$ 404,908

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of March 31, 2017 and December 31, 2016.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of March 31, 2017, the estimated fair values (in thousands of U.S. dollars) of cash equivalents, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	$269,013
One year to two years	75,912
Two years to three years	72,968
Three years to four years	14,130
Four years to five years	7,021
Total	$439,044

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of March 31, 2017, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $6,044 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of March 31, 2017 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $4,875 thousands.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of March 31, 2017, there were 53 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 1,785 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of March 31, 2017, there were 9 claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 109 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of March 31, 2017, 678 legal actions were pending in the Brazilian ordinary courts. In addition, as of March 31, 2017, there were 3,357 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer.

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

As of March 31, 2017, there have been no significant changes in litigation and other legal matters since the year ended December 31, 2016 and disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

8. Long term retention plan (“LTRP”)

On April 3, 2017, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2017 Long-Term Retention Plan (“2017 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2017 LTRP, which provides for the grant to an eligible employee of a cash-settled fixed (a “2017 LTRP Fixed Award”) and a cash-settled variable award, (a “2017 LTRP Variable Award”, and together with any 2017 LTRP Fixed Award, the “2017 LTRP Awards”). Each eligible employee will be granted both a 2017 LTRP Fixed Award and a 2017 LTRP Variable Award, in addition to receiving their annual salary and bonus. In order to receive payment in respect of the 2017 LTRP Awards, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2017 LTRP Awards, payable as follows:

•

2017 LTRP Fixed Award: The eligible employee will receive a fixed payment equal to 16.66% of his or her 2017 Fixed Award once a year for a period of six years starting in March 2018 (the “Annual Fixed Payment”); and

•

2017 LTRP Variable Award: On each date the Company pays the Annual Fixed Payment to the eligible employee, he or she will also receive a 2017 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2017 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2016 Stock Price (as defined below). For purposes of the 2017 LTRP, the “2016 Stock Price” shall equal $164.17 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of 2016) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

The following table summarizes the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 long term retention plan accrued compensation expense for the three-month periods ended March 31, 2017 and 2016, which are payable in cash according to the decisions made by the Board of Directors:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
LTRP 2009	$42	$33
LTRP 2010	327	62
LTRP 2011	489	96
LTRP 2012	648	130
LTRP 2013	1,296	413
LTRP 2014	1,264	505
LTRP 2015	1,586	893
LTRP 2016	2,240	-
LTRP 2017	1,283	-
Total LTRP	$9,175	$2,132

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

During the period from October 1, 2016 through December 31, 2016, 12 Notes were converted for a total amount of $12 thousands. During the first quarter of 2017, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on April 1, 2017 and ending on June 30, 2017. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

From April 1, 2017 to the date of issuance of these interim condensed consolidated financial statements, none of the holders had requested additional conversion of the Notes.

The total estimated fair value of the Notes was $577.6 million and $458.8 million as of March 31, 2017 and December 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considered the fair value of the Notes as of March 31, 2017 and December 31, 2016 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $211.5 closing price of the Company’s common stock on March 31, 2017, the if-converted value of the Notes exceeded their principal amount by $223.8 million.

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(22,723)	(25,097)
Unamortized transaction costs related to the debt component	(3,605)	(3,968)
Contractual coupon interest accrual	1,856	7,425
Contractual coupon interest payment	—	(7,425)
Net carrying amount	$305,528	$300,935

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of March 31, 2017, the remaining period over which the unamortized debt discount will be amortized is 2.25 years.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Three-month period ended March 31, 2017	Three-month period ended March 31, 2016

	(In thousands)	(In thousands)
Contractual coupon interest expense	$1,856	$1,856
Amortization of debt discount	2,374	2,248
Amortization of debt issuance costs	363	327
Total interest expense related to Notes	$4,593	$4,431

10. Cash Dividend Distribution

In each of February, May, August and November of 2016, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on the Company’s outstanding shares of common stock. The dividends were paid on April 15, July 15, October 14, 2016 and January 16, 2017 to stockholders of record as of the close of business on March 31,  June 30, September 30, and December 31, 2016.

On March 2, 2017, the Board of Directors approved a change to the Company’s dividend policy for providing for a fixed quarterly dividend payment in 2017 of $0.15 per share ($0.60 per share annually). The new dividend policy will take effect following the payment of the $0.15 per share dividend declared by the Board of Directors of the Company payable on April 17, 2017 to shareholders of record as of the close of business on March 31, 2017.

On May 2, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on the Company´s outstanding shares of common stock. The second quarterly dividend is payable on July 14, 2017 to stockholders of record as of the close of business on June 30, 2017.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control-as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 24 , 2017, as updated by those described in “Item 1A — Risk Factors” in Part II of this report and in other reports we file from time to time with the SEC.

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be a material risk that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

The discussion and analysis of our financial condition and results of operations presents the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2017 and 2016;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
•	a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Uruguay, Perú and Chile. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, during 2016, we launched MercadoCredito, which is designed to extend loans to specific merchants and consumers. Our MercadoCredito solution allows us to deepen our engagement with our merchants and consumers by offering them additional services.

To further enhance our suite of e-commerce services we launched the MercadoEnvios shipping program in Brazil, Argentina, Mexico, Colombia and Chile. Through MercadoEnvios, we offer our sellers a cost-efficient way to utilize our existing distribution chain to fulfill their sales. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

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

To enhance the MercadoLibre Marketplace, we developed our MercadoLibre advertising program, to enable businesses to promote their products and services on the Internet. Through our advertising program, MercadoLibre’s sellers and large advertisers are able to display product ads on our webpages and our associated vertical sites in the region.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2017 and 2016:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2017	2016
Brazil	58.3%	49.2%
Argentina	26.1	30.6
Mexico	5.7	7.1
Venezuela	5.3	7.7
Other Countries	4.7	5.5

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2017 and 2016:

	Three-month Periods Ended		Change from 2016
	March 31,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$ 159.8	$ 77.5	$ 82.2	106.1%
Argentina	71.4	48.2	23.2	48.1
Mexico	15.5	11.1	4.4	39.8
Venezuela	14.4	12.1	2.3	18.9
Other Countries	12.8	8.7	4.1	47.8
Total Net Revenues	$ 273.9	$ 157.6	$ 116.3	73.8%

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

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March 31, 2017 and 2016:

	Three-month Periods Ended
	March 31, (*)
Consolidated net revenues by revenue stream	2017	2016
	(in millions)
Marketplace	$158.5	$94.1
Non-Marketplace (**)	115.5	63.5
Total	$273.9	$157.6

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

Revenues for Non-Marketplace services are generated from:

•	financing fees;
•	off-platform payment fees;
•	motors up-front fees;
•	ad sales up-front fees;
•	real estate listings up-front fees;
•	shipping fees; and

•	fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off Marketplace-platform transactions;
•	commissions from additional fees we charge when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our Marketplace platform;
•	interest and fees from merchant credits granted under our MercadoCredito solution; and
•	revenues from the sale of mobile points of sale products.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2017 and 2016, no single customer accounted for more than 5.0% of our net revenues.

Our MercadoLibre Marketplace is available in 19 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay, Venezuela, Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and MercadoPago is available in 8 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico, Uruguay and Venezuela). Additionally, MercadoEnvios is available in 5 countries: Argentina, Brazil, Mexico, Colombia and Chile. The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency is the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues.  These taxes represented 9.0% of net revenues for the three-month period ended March 31, 2017, as compared to 8.3% for the same period in 2016, mainly due to an increase in shipping and finance cost which are accounted for net of its costs within net revenues.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization, hosting and site operation fees, cost of mobile point of sale products sold and other operation costs.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of costs of marketing our platforms through online and offline advertising and agreements with portals and search engines, charges related to our buyer protection programs, the salaries of employees involved in these activities, chargebacks related to our MercadoPago operations, bad debt charges, public relations costs, marketing activities for our users and depreciation and amortization costs.

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

Income tax

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

There have been no significant changes in our critical accounting policies, management estimates or accounting policies since the year ended December 31, 2016 and disclosed in the Form 10-K. See Item – “Critical Accounting Policies”.

Foreign Currency Translation

All of our foreign operations (other than Venezuela since January 1, 2010, as described below) use the local currency as their functional currency. Accordingly, these operating foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as part of other comprehensive income (loss), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency gains”.

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

Additionally, the agreement established that the alternate foreign currency markets referred to in Exchange Agreement No.33 of February 10, 2015, the Sistema Marginal de Divisas, (“SIMADI”) will continue to operate until replaced by others. As of the date of issuance of these interim condensed consolidated financial statements, the SIMADI has not been replaced and for that reason, we continued using SIMADI.

As of March 31, 2017, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 709.7 BsF per U.S. dollar.

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

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $20.2 million and $15.8 million, as of March 31, 2017 and December 31, 2016 and net revenues for the three-month periods ended March 31, 2017 and 2016:

	Three-month Periods Ended March 31,
	2017	2016
Venezuelan operations	(In millions)
Net Revenues	$ 14.4	$ 12.1

	March 31,	December 31,
	2017	2016
	(In millions)
Assets	$75.1	$66.2
Liabilities	(30.2)	(23.0)
Net Assets	$44.9	$43.2

As of March 31, 2017, the net assets (before intercompany eliminations) of our Venezuelan subsidiaries amounted to approximately 9.3% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 2.9% of our consolidated cash and investments.

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

Legal contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our interim condensed consolidated statement of income. These estimates are based on our assessment of the facts and circumstances and historical information related to actions filed against us at each balance sheet date and are subject to change based upon new information and future events.

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

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016 —   Debt” and Note 9 to our unaudited interim condensed consolidated financial statements.

Impairment of long-lived assets, goodwill and intangible assets with indefinite useful life

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Furthermore, goodwill and certain indefinite life trademarks are reviewed for impairment at each year-end or more frequently when events or changes in circumstances indicate that their carrying value may not be recoverable.

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

For additional information, see “Critical Accounting Policies” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As of March 31, 2017, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

Stock-based compensation

Our board of directors adopted long-term retention plans (“LTRPs”), under which certain eligible employees receive awards. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk —Equity Price Risk” for details on the LTRPs. The variable LTRP awards are calculated based on the fair value of our common stock on NASDAQ Global Market.

Results of operations for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016

The selected financial data for the three-month periods ended March 31, 2017 and 2016 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or for any other period.

Statement of income data

	Three-month Periods Ended March 31,
(In millions)	2017 (*)	2016 (*)
	(Unaudited)
Net revenues	$ 273.9	$ 157.6
Cost of net revenues	(105.1)	(55.4)
Gross profit	168.9	102.2

Operating expenses:

Product and technology development	(30.3)	(21.9)
Sales and marketing	(46.9)	(32.7)
General and administrative	(28.3)	(17.1)
Total operating expenses	(105.5)	(71.7)
Income from operations	63.3	30.5

Other income (expenses):
Interest income and other financial gains	12.2	7.3
Interest expense and other financial charges	(6.5)	(5.7)
Foreign currency gain	0.7	5.1
Net income before income tax expense	69.7	37.2

Income tax expense	(21.1)	(7.0)
Net income	$ 48.5	$ 30.2

(*) The table above may not total due to rounding.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 73.8% in the three-month period ended March 31, 2017 as compared to the same period in 2016. Our successful items sold and total payment volume increased 38.8% and 89.0%, respectively, in the three-month period ended March 31, 2017 as compared to the same period in 2016. Additionally, our number of confirmed registered users was a 20.3% higher as of March 31, 2017 as compared to the number of confirmed registered users as of March 31, 2016.  Furthermore, our gross merchandise volume (“GMV”) increased 31.0% in the three-month period ended March 31, 2017 as compared to the same period in 2016. Finally, our shipped items increased 58.7% in the three-month period ended March 31, 2017 as compared to the same period in 2016.

We believe that the growth in net revenues should continue in the future. However, despite this positive historical trend, the current weak global macro-economic environment, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effects of Venezuelan translations of local currencies into the U.S. dollar, Venezuelan Government limits on prices and high interest rates in Latin America, could cause a decline year-over-year of our net revenues, particularly as measured in U.S. dollars.

Gross profit margins

During the past year, our business has experienced decreasing gross profit margins, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins were 61.6% and 64.8% for the three-month periods ended March 31, 2017 and 2016, respectively. The decrease in our gross profit margins resulted primarily from:

(i) Higher penetration of our payments and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the three-month period ended March 31, 2017, total volume of payments on our marketplace represented 78.2% of our total GMV (excluding motor vehicles, vessels, aircraft and real estate); as compared to 56.8% for the three-month period ended March 31, 2016. Additionally, for the three-month period ended March 31, 2017, the total number of items shipped through our shipping solution represented 51.3% of our total number of successful items sold; as compared to 44.9% for the three-month period ended March 31, 2016. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins. In addition, our financing and shipping revenues are disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins. For the three-month period ended March 31, 2017, collection fees and sales taxes increased $21.5 million and $11.4 million, respectively, as compared to the same period in 2016.

(ii) Increased customer support costs of $5.5 million for the three-month period ended March 31, 2017,  as compared with the same period in 2016; mainly as a consequence of an increase in salaries and wages. The number of employees related to customer support was 1,839 as of March 31, 2017 as compared with 1,419 as of March 31, 2016.

(iii) Increased hosting costs of $2.4 million for the three-month period ended March 31, 2017,  as compared with the same period in 2016.

In the future, gross profit margins could decline if the penetration of our payment solution and shipping grows faster than our marketplace.

Operating income margins

For the three-month period ended March 31, 2017 as compared to the same period in 2016, our operating income margin increased from 19.3% to 23.1%, as a consequence of a decrease in product and technology development expenses and in sales and marketing expenses, calculated as a percentage of net revenues. These decreases were partially offset by increases in costs of net revenues, as described in Gross profit margins section above.

We anticipate that as we continue to invest in product development, sales, marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins.

Other Data

	Three-month Periods Ended March 31,
(in millions)	2017 (*)	2016 (*)

Number of confirmed registered users at end of period (1)	182.2	151.5
Number of confirmed new registered users during period (2)	8.1	6.9
Gross merchandise volume (3)	$2,334.0	$1,781.1
Number of successful items sold (4)	53.2	38.3
Number of successful items shipped (5)	27.3	17.2
Total payment volume (6)	$2,601.0	$1,376.1
Total volume of payments on marketplace (7)	$1,825.8	$1,012.4
Total payment transactions (8)	44.1	27.5
Unique buyers (9)	13.3	11.0
Unique sellers (10)	4.1	3.6
Capital expenditures	$12.8	$17.3
Depreciation and amortization	$9.0	$6.3

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period.
(10)	New or existing users with at least one sale made in the period.

Net revenues

	Three-month Periods Ended		Change from 2016
	March 31,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues	$ 273.9	$ 157.6	$ 116.3	73.8%
As a percentage of net revenues (*)	100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Three-month Periods Ended		Change from 2016
	March 31,		to 2017 (**)
Consolidated Net Revenues by revenue stream	2017	2016	in Dollars	in %
	(in millions, except percentages)
Brazil
Marketplace	$ 89.6	$ 43.7	$ 45.9	105.0%
Non-Marketplace	70.2	33.8	36.4	107.5%
	159.8	77.5	82.2	106.1%
Argentina
Marketplace	$ 39.8	$ 29.8	$ 10.0	33.5%
Non-Marketplace	31.6	18.4	13.2	71.9%
	71.4	48.2	23.2	48.1%
Mexico
Marketplace	$ 10.7	$ 5.8	$ 4.8	82.7%
Non-Marketplace	4.9	5.3	(0.4)	-7.8%
	15.5	11.1	4.4	39.8%
Venezuela
Marketplace	$ 13.2	$ 11.2	$ 2.0	18.0%
Non-Marketplace	1.2	0.9	0.3	29.8%
	14.4	12.1	2.3	18.9%
Other countries
Marketplace	$ 5.2	$ 3.6	$ 1.6	45.3%
Non-Marketplace	7.7	5.1	2.5	49.6%
	12.8	8.7	4.1	47.8%

Marketplace	158.5	94.1	64.3	68.4%
Non-Marketplace (*)	115.5	63.5	52.0	81.8%
Total	$ 273.9	$ 157.6	$ 116.3	73.8%

(*) Includes, among other things, ad sales, real estate listings, motor vehicles listings, financing fees, off-platform payment fees, shipping fees and other ancillary services.

(**) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues for the three-month period ended March 31, 2017 increased in all of our geographic segments.

Brazil

Marketplace revenues in Brazil increased 105.0% in the three-month period ended March 31, 2017 as compared to the same period in 2016. The increase was primarily a consequence of a 39.6% increase in local currency volume, a 18.1% increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume) and a 24.3% average appreciation of local currency. Non-Marketplace revenues grew 107.5% in the three-month period ended March 31, 2017, a $36.4 million increase during the same period, mainly driven by increases in the volume of financing transactions, shipping transactions and in ad sales.

Argentina

Marketplace revenues of our Argentine segment increased 33.5% in the three-month period ended March 31, 2017 as compared to the same period in 2016.  The increase was primarily a consequence of a 15.6% increase in local currency volume and a 23.7% increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume), partially offset by a 6.7%  average devaluation of the local currency. Non-Marketplace revenues grew 71.9% in the three-month period ended March 31, 2017, a $13.2 million increase, during the same period, mainly driven by increases in the volume of payments of off-platform transactions, financing offered to our users and the volume of shipped items.

Mexico

Marketplace revenues of our Mexican segment increased by approximately 82.7% in the three-month period ended March 31, 2017, as compared to the same period in 2016,  mainly due to a 33.6% increase in local currency volume and a 54.0% increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume), partially offset by a local currency average devaluation of 11.2%.  Non-Marketplace revenues decreased 7.8% in the three-month period ended March 31, 2017, or $0.4 million during the same period, mainly driven by a  decrease in our real estate listing fees.

Venezuela

Marketplace revenues of our Venezuelan segment increased by approximately 18.0% in the three-month period ended March 31, 2017, when compared to the same period in 2016, mainly due to a 228.0% increase in local currency volume and a 18.2% increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume), partially offset by local currency average devaluation of 69.6%. Non-Marketplace revenues increased 29.8% mainly due to an increase in our classified fees offset by the local currency devaluation.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2017
Net revenues	$ 273.9	n/a	n/a	n/a
Percent change from prior quarter	7%	n/a	n/a	n/a
2016
Net revenues	$ 157.6	$ 199.6	$ 230.8	$ 256.3
Percent change from prior quarter	-13%	27%	16%	11%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the three-month period ended March 31, 2017 as compared to the same period in 2016:

Changes from 2016 to 2017 (*)
(% of revenue growth in Local Currency)	Three-months
Brazil	66.4%
Argentina	58.5%
Mexico	55.2%
Venezuela	291.4%
Other Countries	36.0%
Total Consolidated	78.9%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2016 and applying them to the corresponding months in 2017, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

In Venezuela, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the three-month period ended March 31, 2017, which we do not control. The increase in average selling prices in Venezuela is a consequence of: (i) the high inflation rate; (ii) a shortage of products and (iii) changes in the mix of categories of the items sold in our Marketplace.

In Brazil, the increase in local currency growth is mainly a consequence of an increase of our Brazilian Marketplace volume, our shipped items volume and increases in our MercadoPago transactions.

In the case of Argentina, the increase in our net revenues is due to an increase in the Argentine successful items volume, shipped items volume and increases in our MercadoPago transactions.

In Mexico, the increase in local currency growth is a consequence of an increase of our Mexican Marketplace volume and increases in our MercadoPago transactions.

Cost of net revenues

	Three-month Periods Ended		Change from 2016
	March 31,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$ 105.1	$ 55.4	$ 49.6	89.5%
As a percentage of net revenues (*)	38.4%	35.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2017 as compared to the same period of 2016, the increase of $49.6 million in cost of net revenues was primarily attributable to: i) an increase in collection fees amounting to $21.5 million, or 78.6%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration and volume of MercadoPago in those countries; ii) an increase in sales taxes amounting to $11.4 million, mainly related to the growth of our Argentine and Brazilian operations; iii) a $5.5 million increase in customer support costs mainly as a consequence of salaries and wages; iv) $2.4 million increase in hosting costs; and v) a $1.6 million increase in mobile points of sale costs.

Product and technology development expenses

	Three-month Periods Ended		Change from 2016
	March 31,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$ 30.3	$ 21.9	$ 8.4	38.1%
As a percentage of net revenues (*)	11.1%	13.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2017, the increase in product and technology development expenses as compared to the same periods in 2016 amounted to $8.4 million, primarily attributable to: i) an increase of $4.1 million in salaries and wages; ii) an  increase in depreciation and amortization expenses of $1.6 million; iii) an increase in maintenance expenses of $0.7 million; and iv) an increase in other product and technology development expenses of $1.8 million.

We believe development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Three-month Periods Ended		Change from 2016
	March 31,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$ 46.9	$ 32.7	$ 14.2	43.6%
As a percentage of net revenues (*)	17.1%	20.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2017, the $14.2 million increase in sales and marketing expenses when compared to the same period in 2016 was primarily attributable to: i) an increase of $5.4 million in on line portal deals expenses mainly in Brazil and Mexico; ii) a $3.6 million increase in salaries and wages; iii) a $3.4 million increase in chargebacks from credit cards due to the increase in our MercadoPago volume, iv) a $1.3 million increase in our offline advertising expenses and v) a $0.7 million increase in our buyer protection program expenses. This increase was partially offset by a decrease of $0.4 million in our bad debt expense mainly due to a higher penetration of MercadoPago.

General and administrative expenses

	Three-month Periods Ended		Change from 2016
	March 31,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
General and administrative	$ 28.3	$ 17.1	$ 11.2	65.9%
As a percentage of net revenues (*)	10.3%	10.8%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period March 31, 2017, the $11.2 million increase in general and administrative expenses when compared to the same period in 2016 was primarily attributable to: i) a $9.2 million increase in salaries and wages; ii) a $0.9 million increase in audit, tax and legal fees; and iii) a $0.3 million increase in depreciation and amortization expenses.

Other income, net

	Three-month Periods Ended		Change from 2016
	March 31,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Other income, net	$ 6.3	$ 6.7	$ (0.4)	-5.4%
As a percentage of net revenues (*)	2.3%	4.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2017, the $0.4 million decrease in other income, net when compared to the same period in 2016 was primarily attributable to: i) a $0.8 million increase in interest expense due mainly to our convertible notes and other financial charges in Brazil, and ii) a decrease in foreign exchange gain of $4.5 million, from a $5.1 million gain in 2016 to a $0.7 million gain in 2017. The 2016 foreign exchange gain was primarily attributable to the impact of the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina. The 2017 foreign exchange gain was mainly as a consequence of a $3.8 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position in Mexico, partially offset by the $2.1 million and $0.9 million loss in Brazil (arising mainly due to the recognition in earning of foreign exchange of our available for sale securities) and Venezuela, respectively. These decreases were partially offset by a $4.9 million increase in interest income arising from a higher volume of financial investments mainly in Brazil and Argentina.

Income tax

	Three-month Periods Ended		Change from 2016
	March 31,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Income tax	$ 21.1	$ 7.0	$ 14.2	204.0%
As a percentage of net revenues (*)	7.7%	4.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the three-month period ended March 31, 2017 as compared to the same period in 2016, income tax increased by $14.2 million, mainly as a consequence of: i) an increase in our pre-tax gains mainly in our Brazilian subsidiaries; and ii) the loss carryforward generated in Venezuela by the devaluation of the local currency for tax purposes in 2016, which was not significant in 2017.

Our blended tax rate is defined as income tax expense as a percentage of income before income tax. Our effective income tax rate is defined as the provision for income taxes (net of charges related to dividend distributions from foreign subsidiaries that are offset with domestic foreign tax credits) as a percentage of income before income tax. The effective income tax rate excludes the effects of the deferred income tax, and complementary income tax.

The following table summarizes our blended and effective tax rates for the three-month periods ended March 31, 2017 and 2016:

	Three-month Periods Ended
	March 31,
	2017	2016
Blended tax rate	30.4%	18.7%
Effective tax rate	34.4%	27.2%

Our blended and effective tax rate for the three-month period March 31, 2017 increased as compared to the same period in 2016 mainly due to: i) the devaluation loss recorded in our Venezuelan subsidiaries as described above; and ii) a higher increase in our pre-tax gains in our Brazilian subsidiaries as compared with other locations, which are taxable at a higher tax rate.

The following table sets forth our effective income tax rate on a segment basis for the three-month periods ended March 31, 2017 and 2016:

	Three-month Periods Ended
	March 31,
	2017	2016
Effective tax rate by country
Argentina	24.0%	23.9%
Brazil	32.8%	27.5%
Venezuela	37.8%	3.9%
Mexico	-26.9%	-18.0%

The effective income tax rate for our Argentine segment remained stable during the three-month period ended March 31, 2017 as compared to the same period in 2016.

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 a regulatory decree was issued, which established the new requirements to become a beneficiary of the new software development law. The new decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. Our Argentine subsidiary will have to achieve certain required ratios annually under the new software development law to remain eligible for the benefits.

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

The decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Argentine operation will have to achieve certain required ratios annually under the new software development law in order to be eligible to the benefits mentioned below.

As a result of the Company’s eligibility under the new law, we recorded an income tax benefit of $5.1 million and $4.3 million during the three-month periods ended March 31, 2017 and 2016, respectively. Additionally, we recorded a labor cost benefit of $2.0 million and $1.0 million during the three-month periods ended March 31, 2017 and 2016, respectively. Furthermore, $0.5 million and $0.4 million were accrued to pay software development law audit fees during the three-month periods ended March 31, 2017 and 2016, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.12 and $0.12 for the three-month periods ended March 31, 2017 and 2016, respectively.

The increase in our Brazilian effective income tax rate for the three-month period ended March 31, 2017 as compared to the same period in 2016, was mainly related to temporary differences reversed in the current period.

For the three-month period ended March 31, 2017 and 2016, our Venezuelan effective income tax rate was driven mainly by losses recorded in our Venezuelan subsidiaries related to foreign exchange losses, which generated net loss before income tax. The main difference year over year is that in the three-month period ended March 31, 2016, the loss carryforward generated by the devaluation of the local currency was significantly higher to the loss generated in the three-month period ended March 31, 2017.

The increase in our Mexican negative effective income tax rate for the three-month period ended March 31, 2017 as compared with the same period in 2016, is due to the higher pre-tax losses recorded during 2017, as a result mainly of an increase in our operating costs.

We do not expect the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions, except for percentages)	Three-month Period Ended March 31, 2017

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 159.8	$ 71.4	$ 15.5	$ 14.4	$ 12.8	$ 273.9
Direct costs	(87.0)	(45.1)	(16.8)	(6.6)	(9.7)	(165.2)
Direct contribution	72.7	26.3	(1.3)	7.8	3.1	108.7
Margin	45.5%	36.9%	-8.4%	54.5%	24.0%	39.7%

	Three-month Period Ended March 31, 2016

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 77.5	$ 48.2	$ 11.1	$ 12.1	$ 8.7	$ 157.6
Direct costs	(50.3)	(27.8)	(9.4)	(5.1)	(6.2)	(98.8)
Direct contribution	27.2	20.4	1.7	7.0	2.5	58.8
Margin	35.1%	42.4%	15.1%	57.6%	28.5%	37.3%

	Change from the Three-month Period Ended March 31, 2016 to March 31, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 82.2	$ 23.2	$ 4.4	$ 2.3	$ 4.1	$ 116.3
in %	106.1%	48.1%	39.8%	18.9%	47.8%	73.8%
Direct costs
in Dollars	$ (36.8)	$ (17.3)	$ (7.4)	$ (1.4)	$ (3.5)	$ (66.4)
in %	73.1%	62.4%	78.4%	27.6%	57.1%	67.2%
Direct contribution
in Dollars	$ 45.5	$ 5.9	$ (3.0)	$ 0.9	$ 0.6	$ 49.9
in %	167.0%	28.8%	-177.8%	12.6%	24.6%	84.8%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the three-month period ended March 31, 2017 as compared to the same period in 2016, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs

Brazil

For the three-month period ended March 31, 2017 as compared to the same period in 2016, direct costs increased by 73.1%, mainly driven by: i) a 92.6% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs and salaries and wages related to customer service; ii) a 48.3% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses; iii) a 40.4% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, salaries and wages and chargebacks; and iv) a 95.9% increase in general and administrative expenses, mainly due to an increase in salaries and wages and other general and administrative expenses.

Argentina

For the three-month period ended March 31, 2017 as compared to the same period in 2016, direct costs increased by 62.4%, mainly driven by: i) a 67.1% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago, and sales tax costs; ii) a 55.0% increase in product and technology development expenses, mainly due to higher depreciation and amortization expenses; and iii) a 54.9% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, buyer protection program expenses and chargebacks. These increases were partially offset by a 4.3% decrease in general and administrative expenses.

Mexico

For the three-month period ended March 31, 2017 as compared to the same period in 2016, direct costs increased by 78.4%, mainly driven by: i) a 216.6% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration, customer support costs and shipping costs; and ii) a 46.4% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses and higher buyer protection program expenses. These increases were partially offset by: i) a 33.7% decrease in general and administrative expenses, mainly attributable to salaries and wages; and ii) a 39.3% decrease in product and technology development expenses, mainly attributable to salaries and wages.

Venezuela

For the three-month period ended March 31, 2017 as compared to the same period in 2016, direct costs increased by 27.6%, mainly driven by: i) a 62.9% increase in cost of revenues, mainly attributable to an increase in collection fees and customer services expenses; ii) a 41.4% increase in general and administrative expenses, mainly due to an increase in salaries and wages; and iii) a 17.1% increase in product and technology development expenses, mainly attributable to an increase in depreciation and amortization expenses. These increases were partially offset by a  16.1%  decrease in sales and marketing expenses, mainly due to decreases in the buyer protection program and bad debt expenses.

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

As of March 31, 2017, our main source of liquidity, amounting to $566.6 million of cash and cash equivalents and short-term investments and $170.4 million of long-term investments, was provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt. As long as we continue transferring credit card receivables to financial institutions in return for cash, we will continue generating cash from those receivables.

As of March 31, 2017, cash and investments of our foreign subsidiaries amounted to $449.7 million, or 61.0% of our consolidated cash and investments, and approximately 52.9% of our consolidated cash and investments were held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2017 and 2016:

	Three-month Periods Ended
	March 31, (*)
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$ 104.8	$ (11.8)
Investing activities	(39.1)	0.8
Financing activities	(5.2)	(5.2)
Effect of exchange rates on cash and cash equivalents	6.8	(5.8)
Net increase (decrease) in cash and cash equivalents	$ 67.2	$ (22.0)

  (*) The table above may not total due to rounding.

Net cash provided by (used in) operating activities

Cash provided by (used in) operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Periods Ended
	March 31,		Change from 2016 to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Operating activities	$ 104.8	$ (11.8)	$ 116.6	987.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $116.6 million increase in net cash provided by operating activities during the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily driven by a $21.6 million decrease in accounts receivables, a $78.1 million decrease in credit card receivables and a $18.3 million increase in our net income.

Net cash used in investing activities

	Three-month Periods Ended
	March 31,		Change from 2016 to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Investing activities	$ (39.1)	$ 0.8	$ (39.9)	-5138.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the three-month period ended March 31, 2017 resulted mainly from purchases of investments of $897.6 million, which was partially offset by proceeds from the sale and maturity of investments of $876.0 million, as part of our financial strategy. We used $10.3 million in the purchase of property plant and equipment (mainly in information technology in Argentina and Brazil), $2.5 million in advances for property and equipment and $4.8 million in principal of loans receivable granted to merchants and consumers under our MercadoCredito solution.

Net cash used in financing activities

	Three-month Periods Ended
	March 31,		Change from 2016 to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (5.2)	$ (5.2)	$ 0.0	0.0%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2017, our primary use of cash was to fund $6.6 million in cash dividends and $2.9 million for the payments on loans payable and other financing. In addition, we generated $4.3 million proceeds from the issuance of loans.

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

As of March 31, 2017, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on April 1, 2017 and ending on June 30, 2017. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the amount due upon conversion of the Notes.

From April 1 to the date of issuance of this form, none of the holders had requested additional conversion of the Notes.

The total estimated fair value of the Notes was $577.6 million and $458.8 million as of March 31, 2017 and December 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. Based on the $211.5 closing price of the Company’s common stock on March 31, 2017, the if-converted value of the Notes exceeded their principal amount by approximately $223.8 million.

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

Cash Dividends

In each of February, May, August and November of 2016, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on the Company’s outstanding shares of common stock. The dividends were paid on April 15, July 15, October 14, 2016 and January 16, 2017 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 31, 2016.

On March 2, 2017, the Board of Directors approved a change to the Company’s dividend policy for providing for a fixed quarterly dividend payment in 2017 of $0.15 per share ($0.60 per share annually). The new dividend policy will take effect following the payment of the $0.15 per share dividend declared by the Board of Directors of the Company payable on April 17, 2017 to shareholders of record as of the close of business on March 31, 2017.

On May 2, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. The second quarterly dividend is payable on July 14, 2017 to stockholders of record as of the close of business on June 30, 2017.

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

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment, intangible assets and acquired business) for the three-month periods ended March 31, 2017 and 2016 amounted to $12.8 million and $17.3 million, respectively.

During the three-month period ended March 31, 2017 we invested $7.8 million in Information Technology mainly in Brazil, Argentina and United States, and $1.0 million in our Brazilian and Argentinean offices.

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

Off-balance sheet arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently issued accounting pronouncements

See Item 1 of Part I, “Unaudited Interim Condensed Consolidated Financial Statements-Note 2-Summary of significant accounting policies-Recently issued accounting pronouncements.”

Non-GAAP Financial Measures

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

Non-GAAP financial measures are provided to enhance investors’ overall understanding of our current financial performance. Specifically, we believe that free cash flow provides useful information to both management and investors by excluding payments for the acquisition of property and equipment net of financial liabilities, of intangible assets and of acquired businesses net of cash acquired, that may not be indicative of our core operating results. In addition, we report free cash flows to investors because we believe that the inclusion of this measure provides consistency in our financial reporting.

Free cash flow represents cash from operating activities less payment and advances for the acquisition of property and equipment net of the related financial liabilities, intangible assets and acquired businesses net of cash acquired. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after the purchases of property and equipment, of intangible assets and of acquired businesses net of cash acquired. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period.

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Three-month Periods Ended
	March 31,
(In millions)	2017	2016

Net Cash provided by (used in) Operating Activities	$ 104.8	$ (11.8)
Payment for acquired business, net of cash acquired	-	(1.8)
Advance for property and equipment	(2.5)	(0.9)
Purchase of intangible assets	(0.0)	(0.0)
Purchase of property and equipment	(10.3)	(14.6)
Free cash flow	$ 92.0	$ (29.1)

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2016 and applying them to the corresponding months in 2017, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month periods ended March 31, 2017:

	Three-months Periods Ended March 31, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 273.9	$ 157.6	73.8%	$ 282.0	$ 157.6	78.9%
Cost of net revenues	(105.1)	(55.4)	89.5%	(102.6)	(55.4)	85.1%
Gross profit	168.9	102.2	65.3%	179.4	102.2	75.5%

Total operating expenses	(105.5)	(71.7)	47.2%	(107.8)	(71.7)	50.4%
Income from operations	$ 63.3	$ 30.5	107.7%	$ 71.5	$ 30.5	134.6%

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

Foreign currencies

As of March 31, 2017, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries, which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of March 31, 2017, the total cash and cash equivalents denominated in foreign currencies totaled $244.0 million, short-term investments denominated in foreign currencies totaled $144.1 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $336.0 million. As of March 31, 2017, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of March 31, 2017, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $178.5 million and our U.S. dollar-denominated long-term investments totaled $170.4 million.

For the three-month period ended March 31, 2017, we had a consolidated gain on foreign currency of $0.7 million primarily as a result of a $3.8 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position in Mexico, partially offset by the $2.1 million and $0.9 million loss in Brazil and Venezuela, respectively.

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

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2017 and 2016:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2017	2016
Brazil	58.3%	49.2%
Argentina	26.1	30.6
Mexico	5.7	7.1
Venezuela	5.3	7.7
Other Countries	4.7	5.5

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the three-month period ended March 31, 2017:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10% (1)	Actual	+10% (2)

Net revenues	$ 304.4	$ 273.9	$ 249.0
Expenses	(234.0)	(210.6)	(191.5)
Income from operations	70.4	63.3	57.5

Other expenses and income tax related to P&L items	(16.8)	(15.5)	(14.4)

Foreign Currency impact related to the remeasurement of our Net Asset position	0.8	0.7	0.6
Net income	54.3	48.5	43.8

Total Shareholders' Equity	$ 527.6	$ 482.2	$ 444.9

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

During the three-month period ended March 31, 2017, we did not enter into any such hedging transaction.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of March 31, 2017, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the SIMADI closing exchange rate of 709.7 BsF per U.S. dollar.

See Item 2 of Part I, “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Foreign Currency Translation” for details on the currency status of our Venezuelan segment.

Although the current mechanisms available to obtain U.S. dollars for dividend distributions to shareholders outside of Venezuela imply increased restrictions, we do not expect that the current restrictions to purchase U.S. dollars will have a significant adverse effect on our business strategy with regard to the investment in Venezuela.

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 670% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2017 to March 31, 2017. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 670% additional devaluation over the SIMADI rate as of the date of this report, applied for the period starting on January 1, 2017 to March 31, 2017:

	Three-month period ended March 31, 2017
	Actual (*)	Sensitivity (**)
	(In million)
Net revenues	$14.4	$2.1
Direct costs	(6.6)	(2.7)
Direct contribution	$7.8	$(0.6)
Direct Contribution Margin %	54.5%	-26.1%

(*) As reported.

(**) Computing a hypothetical devaluation of the Venezuelan segment from January 1 to March 31, 2017 assuming an exchange rate of 4,755.31 BsF per U.S. dollar (670% of the exchange rate as of March 31, 2017).

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

Argentine Segment

As of March 31, 2017, the Argentine Peso exchange rate against the U.S. dollar was 15.4.

Had a hypothetical devaluation of 10% of the Argentine peso against the U.S. dollar occurred on March 31, 2017, the reported net assets in our Argentine subsidiaries would have decreased by approximately $16.5 million with a related impact on Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $1.7 million in our Argentine subsidiaries.

Brazilian Segment

As of March 31, 2017, the Brazilian Reais exchange rate against the U.S. dollar was 3.2.

Had a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar occurred on March 31, 2017, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $13.7 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $5.0 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of March 31, 2017, MercadoPago’s receivables totaled $300.6 million.  Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of March 31, 2017, loans granted under our MercadoCredito solution totaled $11.4 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2017, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.31%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of March 31, 2017 could decrease (increase) by approximately $4.0 million.

As of March 31, 2017, our short-term investments amounted to $265.2 million and our long-term investments amounted to $170.4 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

On April 3, 2017, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2017 LTRP which provides for the grant to eligible employees of a fixed award (the 2017 LTRP Fixed Award) and a variable award (the 2017 LTRP Variable Award). In order to receive awards under the 2017 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee, which generally are expected to be based on pre-set goals for the Company’s financial and operational performance. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2017 LTRP Awards, payable as follows:

•

Fixed award: The eligible employee will receive a fixed payment equal to 16.66% of his or her 2017 LTRP Fixed Award once a year for a period of six years starting in March 2018 (the “Annual Fixed Payment”); and

•

Variable award: On each date the Company pays the Annual Fixed Award to the eligible employee, he or she will also receive the 2017 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2017 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2016 Stock Price (as defined below). For purposes of the 2017 LTRP, the “2016 Stock Price” shall equal $164.17 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60 -trading days of 2016) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

The 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 variable payment LTRP liability subjects us to equity price risk. The following table shows a sensitivity analysis of the risk associated with our contractual obligations related to the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 Variable Payments if our common stock price per share were to increase or decrease by up to 40%:

		As of March 31, 2017
		MercadoLibre, Inc	2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017
		Equity Price	variable LTRP liability
(In thousands, except equity price)
Change in equity price in percentage

40%		275.65	88,838
30%		255.96	82,492
20%		236.27	76,146
10%		216.58	69,801
Static	(*)	196.89	63,455
-10%		177.20	57,110
-20%		157.51	50,764
-30%		137.82	44,419
-40%		118.13	38,073

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 7 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of March 31, 2017, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 5, 2017.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
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