Form 10-Q
period 2017-06-30
MERCADOLIBRE INC
filed 2017-08-04
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

44,157,364 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 1, 2017.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of June 30, 2017 and December 31, 2016

and for the six and three-month periods

ended June 30, 2017 and 2016

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

(In thousands of U.S. dollars, except par value)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$ 382,791	$ 234,140
Short-term investments	206,165	253,321
Accounts receivable, net	24,733	25,435
Credit cards receivables, net	265,212	307,904
Loans receivable, net	25,290	6,283
Prepaid expenses	9,570	15,060
Inventory	1,034	1,103
Other assets	43,390	26,215
Total current assets	958,185	869,461
Non-current assets:
Long-term investments	186,322	153,803
Property and equipment, net	130,594	124,261
Goodwill	94,118	91,797
Intangible assets, net	25,359	26,277
Deferred tax assets	58,065	45,017
Other assets	58,795	56,819
Total non-current assets	553,253	497,974
Total assets	$ 1,511,438	$ 1,367,435
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 154,423	$ 105,106
Funds payable to customers	425,609	370,693
Salaries and social security payable	47,512	48,898
Taxes payable	22,084	27,338
Loans payable and other financial liabilities	18,240	11,583
Other liabilities	1,545	6,359
Dividends payable	6,624	6,624
Total current liabilities	676,037	576,601
Non-current liabilities:
Salaries and social security payable	19,179	16,173
Loans payable and other financial liabilities	306,706	301,940
Deferred tax liabilities	37,696	34,059
Other liabilities	12,805	9,808
Total non-current liabilities	376,386	361,980
Total liabilities	$ 1,052,423	$ 938,581

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,364 shares issued and outstanding at June 30,
2017 and December 31, 2016, respectively	$ 44	$ 44
Additional paid-in capital	137,982	137,982
Retained earnings	591,227	550,641
Accumulated other comprehensive loss	(270,238)	(259,813)
Total Equity	459,015	428,854
Total Liabilities and Equity	$ 1,511,438	$ 1,367,435

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three-month periods ended June 30, 2017 and 2016

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$ 590,455	$ 357,274	$ 316,529	$ 199,644
Cost of net revenues	(250,045)	(128,794)	(144,975)	(73,346)
Gross profit	340,410	228,480	171,554	126,298
Operating expenses:
Product and technology development	(60,639)	(46,157)	(30,338)	(24,216)
Sales and marketing	(123,786)	(68,020)	(76,856)	(35,337)
General and administrative	(59,808)	(37,910)	(31,498)	(20,841)
Impairment of Long-Lived Assets	(2,837)	(13,717)	(2,837)	(13,717)
Total operating expenses	(247,070)	(165,804)	(141,529)	(94,111)
Income from operations	93,340	62,676	30,025	32,187

Other income (expenses):
Interest income and other financial gains	22,820	15,300	10,663	8,049
Interest expense and other financial losses	(12,977)	(12,315)	(6,506)	(6,631)
Foreign currency losses	(21,097)	(240)	(21,760)	(5,387)
Net income before income tax expense	82,086	65,421	12,422	28,218

Income tax expense	(28,252)	(19,316)	(7,106)	(12,360)
Net income	$ 53,834	$ 46,105	$ 5,316	$ 15,858

	Six Months Ended June 30		Three Months Ended June 30,
	2017	2016	2017	2016
Basic EPS
Basic net income
Available to shareholders per common share	$ 1.22	$ 1.04	$ 0.12	$ 0.36
Weighted average of outstanding common shares	44,157,364	44,157,151	44,157,364	44,157,341
Diluted EPS
Diluted net income
Available to shareholders per common share	$ 1.22	$ 1.04	$ 0.12	$ 0.36
Weighted average of outstanding common shares	44,157,364	44,157,151	44,157,364	44,157,341

Cash Dividends declared (per share)	0.150	0.150	0.150	0.150

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month periods ended June 30, 2017 and 2016

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30,
	2017	2016	2017	2016
Net income	$ 53,834	$ 46,105	$ 5,316	$ 15,858
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(12,765)	(8,082)	(22,430)	3,108
Unrealized net gains (losses) on available for sale investments	1,753	(394)	509	(842)
Less: Reclassification adjustment for losses on available for sale investments	(587)	(672)	—	—
Net change in accumulated other comprehensive (loss) income, net of income tax	(10,425)	(7,804)	(21,921)	2,266
Total Comprehensive Income (loss)	$ 43,409	$ 38,301	$ (16,605)	$ 18,124

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the six-month periods ended June 30, 2017 and 2016

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30
	2017	2016

Cash flows from operations:
Net income	$ 53,834	$ 46,105
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized Devaluation Loss, net	25,502	5,162
Impairment of Long-Lived Assets	2,837	13,717
Depreciation and amortization	19,083	13,178
Accrued interest	(10,930)	(7,918)
Non cash interest and convertible bonds amortization of debt discount and amortization of debt issuance costs	4,798	4,705
LTRP accrued compensation	22,068	10,126
Deferred income taxes	(10,451)	(1,981)
Changes in assets and liabilities:
Accounts receivable	(5,165)	(2,833)
Credit Card Receivables	34,161	(78,334)
Prepaid expenses	5,462	9
Inventory	102	(637)
Other assets	(22,074)	(7,704)
Accounts payable and accrued expenses	33,633	(15,133)
Funds payable to customers	63,164	59,309
Other liabilities	(498)	(566)
Interest received from investments	10,788	7,650
Net cash provided by operating activities	226,314	44,855
Cash flows from investing activities:
Purchase of investments	(2,186,528)	(1,559,095)
Proceeds from sale and maturity of investments	2,200,172	1,565,336
Payment for acquired businesses, net of cash acquired	—	(7,284)
Purchases of intangible assets	(74)	(49)
Advance for property and equipment	(8,351)	(4,963)
Changes in principal of loans receivable, net	(20,143)	—
Purchases of property and equipment	(26,147)	(32,590)
Net cash used in investing activities	(41,071)	(38,645)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	7,800	—
Payments on loans payable and other financing liabilities	(2,969)	(6,299)
Dividends paid	(13,247)	(11,172)
Net cash used in financing activities	(8,416)	(17,471)
Effect of exchange rate changes on cash and cash equivalents	(28,176)	(11,604)
Net increase (decrease) in cash and cash equivalents	148,651	(22,865)
Cash and cash equivalents, beginning of the period	$ 234,140	$ 166,881
Cash and cash equivalents, end of the period	$ 382,791	$ 144,016

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1. Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in the state of Delaware, in the United States of America in October 1999. MercadoLibre is the leading e-commerce company in Latin America, serving as an integrated regional platform and as an enabler of the necessary online and technology tools to allow businesses and individuals to trade products and services in the region. The Company enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), which allows users to buy and sell in most of Latin America.

Through MercadoPago, MercadoLibre enables individuals and businesses to send and receive online payments; through MercadoEnvios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through our Advertising products, MercadoLibre facilitates advertising services to large retailers and brands to promote their product and services on the web; through MercadoShops, MercadoLibre facilitates users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model; and through MercadoCredits, MercadoLibre extends loans to specific merchants. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of June 30, 2017, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Portugal, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia and Chile. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Operating income of foreign operations amounted to 97.6% and 99.9% of the consolidated amounts during the six-month periods ended June 30, 2017 and 2016. Long-lived assets, Intangible assets and Goodwill located in the foreign jurisdictions totaled $240,082 thousands and $232,314 thousands as of June 30, 2017 and December 31, 2016, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2017 and December 31, 2016. These financial statements also show the Company’s consolidated statements of income and comprehensive income for the six and three-month periods ended June 30, 2017 and 2016; and statement of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Form 10-K. During the six-month period ended June 30, 2017, there were no material updates made to the Company’s significant accounting policies.

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

Venezuelan currency status

Pursuant to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar was the functional currency for such operation. The cumulative three year inflation rate as from December 31, 2010 exceeded 100% at each period end. Thus, the Company continues to treat the economy of Venezuela as highly-inflationary.

On March 9, 2016 the Central Bank of Venezuela (“BCV”) issued the Exchange Agreement No.35. The agreement established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in Exchange Agreement No.35 will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”).

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

On May 19, 2017, the BCV issued the Exchange Agreement No.38, which established a new foreign exchange mechanism under DICOM, replacing SIMADI. The new mechanism consists of auctions, administered by an auction committee, where sellers and buyers from the private sector may offer foreign currency under certain limits determined by the BCV.

In light of the disappearance of SIMADI (which closed at 728.0 per U.S. dollar), and the Company’s inability to gain access to U.S. dollars under SIMADI, it started the administrative proceedings to request U.S. dollars through DICOM. As a result, the Company expects to settle its transactions through DICOM going forward and concluded that the DICOM exchange rate should be used as from June 1, 2017 to measure its bolivar-denominated monetary assets and liabilities and to measure the revenues and expenses of the Venezuelan subsidiaries. Therefore, as of June 30, 2017, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the DICOM closing exchange rate of 2640.0 BsF per U.S. dollar. As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $22.0 million during the second quarter of 2017.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2017 would not be fully recoverable. As a result, on June 30, 2017, the Company recorded an impairment of offices and commercial property under construction included within non-current other assets of $2.8 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of approximately $9.7 million as of June 30, 2017, by using the market approach and considering prices for similar assets.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $25,109 thousands and $ 15,843 thousands, as of June 30, 2017 and December 31, 2016 and net revenues for the six-month periods ended June 30, 2017 and 2016:

	June 30,
	2017	2016
	(In thousands)
Venezuelan operations
Net Revenues	$28,578	$19,566

	June 30,	December 31,
	2017	2016
	(In thousands)
Assets	56,003	66,165
Liabilities	(30,237)	(22,950)
Net Assets	$25,766	$43,215

As of June 30, 2017, net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to 5.6% of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to 1.5% of our consolidated cash and investments.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

The benefits to the Company under the software development law will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $11,305 thousands and $6,208 thousands during the six and three-month periods ended June 30, 2017, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.26 and $0.14 for the six and three-month periods ended June 30, 2017, respectively. Furthermore, the Company recorded a labor cost benefit of $3,496 thousands and $1,505 thousands during the six and three-month periods ended June 30, 2017, respectively. Additionally, $1,036 thousands and $540 thousands were accrued to pay software development law audit fees during the six and three-month periods ended June 30, 2017, respectively. During the first half of 2016, the Company recorded an income tax benefit of $9,195 thousands, a labor cost benefit of $2,006 thousands and $785 thousands were accrued to pay software development law audit fees. Additionally, during the second quarter of 2016, the Company recorded an income tax benefit of $4,853 thousands, a labor cost benefit of $1,049 thousands and $413 thousands were accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.25 and $0.13 for the six and three-month periods ended June  30, 2016, respectively.

As of June 30, 2017 and December 31, 2016, the Company had included under non-current deferred tax assets the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $12,401 thousands and $13,515 thousands, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of June 30, 2017 and the year ended December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (271,991)	$ (259,226)
Unrealized gains (losses) on investments	2,642	(909)
Estimated tax (loss) gain on unrealized gains (losses) on investments	(889)	322
	$ (270,238)	$ (259,813)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the six-month period ended June 30, 2017:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2016	$ (909)	$ (259,226)	$ 322	$ (259,813)
Other comprehensive loss before reclassifications adjustments for gains (losses) on available for sale investments	2,642	(12,765)	(889)	(11,012)
Amount of gain (loss) reclassified from accumulated other comprehensive loss	909	—	(322)	587
Net current period other comprehensive income gain (loss)	3,551	(12,765)	(1,211)	(10,425)
Ending balance	$ 2,642	$ (271,991)	$ (889)	$ (270,238)

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

As explained in section “Foreign Currency Translation” of the present Note to these interim condensed consolidated financial statements, Venezuelan currency experienced a steep devaluation in the second quarter of 2017 and 2016.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company concluded that certain real estate investments held in Caracas, Venezuela, should be impaired. The fair value of long-lived assets was estimated through market approach using level 3 inputs in the fair value hierarchy. These level 3 inputs included, but are not limited to, executed purchase agreements in similar assets and third party valuations. As a consequence, the Company estimated the fair value of the impaired long-lived assets, and recorded impairment losses of $2.8 million and $13.7 million on June 30, 2017 and June 30, 2016, respectively.

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

Recently issued accounting pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. The Company continues assessing the potential impacts that this standard will have on its consolidated financial statements, including presentation of certain incentives recorded as an expense under current guidance. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company continues evaluating the transition method upon adoption. The Company will adopt the new revenue standard in its first quarter of 2018.

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

On May 10, 2017 the FASB issued “ASU 2017-09—Compensation—Stock compensation (Topic 718): Scope of modification accounting”. The amendments in the update provide guidance about types of changes to the terms or conditions of share-based payment awards would be required to apply modification accounting under Topic 718. The new standard is effective for annual, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company´s financial statements.

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

The denominator for diluted net income per share for the six and three-month periods ended June 30, 2017 and 2016 does not include any effect from the capped call issued in connection with the notes because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Note hedges are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

For the six and three-month periods ended June 30, 2017 and 2016, the effects on diluted earnings per share were antidilutive and, as a consequence, they were not computed for diluted earnings per share.

Net income per share of common stock is as follows for the six and three-month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,				Three Months Ended June 30,
	2017		2016		2017		2016
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share	$ 1.22	$ 1.22	$ 1.04	$ 1.04	$ 0.12	$ 0.12	$ 0.36	$ 0.36

Numerator:
Net income	$ 53,834	$ 53,834	$ 46,105	$ 46,105	$ 5,316	$ 5,316	$ 15,858	$ 15,858

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,157,364		44,157,151		44,157,364		44,157,341
Adjusted weighted average of common stock outstanding for Diluted earnings per share		44,157,364		44,157,151		44,157,364		44,157,341

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4. Goodwill and intangible assets

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Goodwill	$ 94,118	$ 91,797
Intangible assets with indefinite lives
- Trademarks	12,984	12,490
Amortizable intangible assets
- Licenses and others	6,626	8,738
- Non-compete agreement	2,430	1,787
- Customer list	14,693	14,580
- Trademarks	1,830	993
Total intangible assets	$ 38,563	$ 38,588
Accumulated amortization	(13,204)	(12,311)
Total intangible assets, net	$ 25,359	$ 26,277

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2017 and the year ended December 31, 2016 are as follows:

Period ended June 30, 2017
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
(In thousands)
Balance, beginning of the period	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$ 5,989	$ 3,643	$ 1,188	$ 91,797
- Effect of exchange rates changes	(618)	(451)	101	3,307	—	(54)	36	2,321
Balance, end of the period	$ 27,042	$ 6,136	$ 17,489	$ 32,649	$ 5,989	$ 3,589	$ 1,224	$ 94,118

	Year ended December 31, 2016
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545
- Business acquisition	5,635	700	—	190	260	57	32	6,874
- Effect of exchange rates changes	3,499	(1,543)	950	(4,682)	—	149	5	(1,622)
Balance, end of the year	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$ 5,989	$ 3,643	$ 1,188	$ 91,797

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,035 thousands and $905 thousands for the three-month periods ended June 30, 2017 and 2016, respectively, while for the six-month periods ended at such dates amounted to $2,065 thousands and $1,719 thousands, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of June 30, 2017:

For year ended 12/31/2017	$ 2,632
For year ended 12/31/2018	4,472
For year ended 12/31/2019	1,904
For year ended 12/31/2020	922
Thereafter	2,445
$ 12,375

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 339,834	$ 159,394	$ 35,721	$ 28,578	$ 26,928	$ 590,455
Direct costs	(207,150)	(94,763)	(59,642)	(12,259)	(22,646)	(396,460)
Impairment of Long-lived Assets	-	-	-	(2,837)	-	(2,837)
Direct contribution	132,684	64,631	(23,921)	13,482	4,282	191,158

Operating expenses and indirect costs of net revenues						(97,818)
Income from operations						93,340

Other income (expenses):
Interest income and other financial gains						22,820
Interest expense and other financial losses						(12,977)
Foreign currency losses						(21,097)
Net income before income tax expense						$ 82,086

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$180,424	$115,902	$22,568	$19,566	$18,814	$357,274
Direct costs	(111,761)	(66,192)	(18,651)	(9,228)	(13,339)	(219,171)
Impairment of Long-lived Assets	-	-	-	(13,717)	-	(13,717)
Direct contribution	68,663	49,710	3,917	(3,379)	5,475	124,386

Operating expenses and indirect costs of net revenues						(61,710)
Income from operations						62,676

Other income (expenses):
Interest income and other financial gains						15,300
Interest expense and other financial losses						(12,315)
Foreign currency losses						(240)
Net income before income tax expense						$65,421

	Three Months Ended June 30, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 180,064	$ 87,992	$ 20,185	$ 14,181	$ 14,107	$ 316,529
Direct costs	(120,112)	(49,697)	(42,802)	(5,708)	(12,908)	(231,227)
Impairment of Long-lived Assets	-	-	-	(2,837)	-	(2,837)
Direct contribution	59,952	38,295	(22,617)	5,636	1,199	82,465

Operating expenses and indirect costs of net revenues						(52,440)
Income from operations						30,025

Other income (expenses):
Interest income and other financial gains						10,663
Interest expense and other financial losses						(6,506)
Foreign currency losses						(21,760)
Net income before income tax expense						$12,422

	Three Months Ended June 30, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$102,889	$67,701	$11,452	$7,461	$10,141	$199,644
Direct costs	(61,462)	(38,446)	(9,200)	(4,094)	(7,138)	(120,340)
Impairment of Long-lived Assets	-	-	-	(13,717)	-	(13,717)
Direct contribution	41,427	29,255	2,252	(10,350)	3,003	65,587

Operating expenses and indirect costs of net revenues						(33,400)
Income from operations						32,187

Other income (expenses):
Interest income and other financial gains						8,049
Interest expense and other financial losses						(6,631)
Foreign currency losses						(5,387)
Net income before income tax expense						$28,218

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of property and equipment, net based on geography:

	June 30,	December 31,
	2017	2016
	(In thousands)
US property and equipment, net	$ 9,816	$ 9,771
Other countries
Argentina	25,404	25,071
Brazil	61,642	55,706
Mexico	3,196	2,307
Venezuela	21,265	21,615
Other countries	9,271	9,791
	$ 120,778	$ 114,490
Total property and equipment, net	$ 130,594	$ 124,261

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2017	2016
	(In thousands)
US intangible assets	$ 173	$ 250
Other countries goodwill and intangible assets
Argentina	7,197	7,717
Brazil	30,082	31,170
Mexico	42,122	38,860
Venezuela	7,327	7,366
Chile	27,088	27,395
Other countries	5,488	5,316
	$ 119,304	$ 117,824
Total goodwill and intangible assets	$ 119,477	$ 118,074

Consolidated net revenues by similar products and services for the six and three-month periods ended June 30, 2017 and 2016 were as follows:

	Six-months Ended June 30,		Three-months Ended June 30,

Consolidated Net Revenues	2017	2016	2017	2016
	(In thousands)		(In thousands)
Marketplace	$ 355,206	$ 207,375	$ 196,740	$ 113,252
Non-marketplace (*) (**)	$ 235,249	$ 149,899	$ 119,789	$ 86,392
Total	$ 590,455	$ 357,274	$ 316,529	$ 199,644

(*)  Includes, among other things, Ad Sales, Classified Fees, Payment Fees, Shipping Fees and other ancillary services.

(**) Includes an amount of $140,173 thousands and $87,186 thousands of Payment Fees for the six-month periods ended June 30, 2017 and 2016, respectively. Includes an amount of $75,013 thousands and $50,570 thousands of Payment Fees for the three-month periods ended June 30, 2017 and 2016, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	June 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)	2016	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 131,460	$ 131,460	$ —	$ —	$ 111,198	$ 111,198	$ —	$ —
Corporate Debt Securities	2,590	1,094	1,496	—	—	—	—	—
Investments:
Sovereign Debt Securities	$ 48,215	$ 48,215	$ —	$ —	$ 50,703	$ 50,703	$ —	$ —
Corporate Debt Securities	186,456	107,193	79,263	—	207,633	61,986	145,647	—
Certificates of deposit	17,593	—	17,593	—	35,374	—	35,374	—
Total Financial Assets	$ 386,314	$ 287,962	$ 98,352	$ —	$ 404,908	$ 223,887	$ 181,021	$ —
Liabilities:
Contingent considerations	$ —	$ —	$ —	$ —	$ 4,213	$ —	$ —	$ 4,213
Long-term retention plan	33,654	—	33,654	—	27,135	—	27,135	—
Total Financial Liabilities	$ 33,654	$ —	$ 33,654	$ —	$ 31,348	$ —	$ 27,135	$ 4,213

As of June 30, 2017 and December 31, 2016, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets) and; ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of June 30, 2017 and December 31, 2016, the Company´s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. For the six-month period ended June 30, 2017, the Company recognized in earnings a gain of $3,164 thousands and a loss of $166 thousands within other comprehensive income, in relation with contingent considerations. In addition, during the six-month period ended June 30, 2017, the Company settled contingent considerations for an amount of $1,215 thousands.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of June 30, 2017 and December 31, 2016, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash, cash equivalents and short-term investments (excluding money markets funds and corporate debt security), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets, accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent consideration). The convertible senior notes (liability component), the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6. Fair value measurement of assets and liabilities (continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2017 and December 31, 2016:

	Balances as of	Significant other	Balances as of	Significant other
	June 30,	observable inputs	December 31,	observable inputs
	2017	(Level 2)	2016	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 138,978	$ 138,978	$ 113,414	$ 113,414
Accounts receivable	24,733	24,733	25,435	25,435
Credit Cards receivable	265,212	265,212	307,904	307,904
Loans receivable, net	25,290	25,290	6,283	6,283
Other assets	79,959	79,959	58,900	58,900
Total Assets	$ 534,172	$ 534,172	$ 511,936	$ 511,936
Liabilities
Accounts payable and accrued expenses	$ 154,423	$ 154,423	$ 105,106	$ 105,106
Funds payable to customers	425,609	425,609	370,693	370,693
Salaries and social security payable	33,037	33,037	37,936	37,936
Taxes payable	22,084	22,084	27,338	27,338
Dividends payable	6,624	6,624	6,624	6,624
Loans payable and other financial liabilities (*)	324,946	324,946	313,523	313,523
Other liabilities	14,350	14,350	11,954	11,954
Total Liabilities	$ 981,073	$ 981,073	$ 873,174	$ 873,174

(*) The fair value of the convertible senior notes (including the equity component) is disclosed in Note 9.

As of June 30, 2017 and December 31, 2016, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

As of June 30, 2017 and December 31, 2016, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

	June 30, 2017
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 131,460	$ —	$ —	$ 131,460
Corporate Debt Securities	2,590	—	—	2,590
Total Cash and cash equivalents	$ 134,050	$ —	$ —	$ 134,050

Short-term investments
Corporate Debt Securities	52,645	31	(76)	52,600
Certificates of deposit	14,572	15	—	14,587
Total Short-term investments	$ 67,217	$ 46	$ (76)	$ 67,187

Long-term investments
Sovereign Debt Securities	$ 48,475	$ —	$ (260)	$ 48,215
Corporate Debt Securities	133,748	279	(171)	133,856
Certificates of deposit	3,007	$ —	$ (1)	3,006
Total Long-term investments	$ 185,230	$ 279	$ (432)	$ 185,077

Total	$ 386,497	$ 325	$ (508)	$ 386,314

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

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of June 30, 2017 and December 31, 2016.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of June 30, 2017, the estimated fair values (in thousands of U.S. dollars) of cash equivalents, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	201,237
One year to two years	81,756
Two years to three years	79,332
Three years to four years	15,960
Four years to five years	7,890
More than five years	139
Total	$ 386,314

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of June 30, 2017, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $5,682 thousand to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of June 30, 2017 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $5,489 thousand.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below and in note 15 is to the financial statements in the Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, there were 56 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 1,853 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2017, there were 9 claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 109 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2017, 659 legal actions were pending in the Brazilian ordinary courts. In addition, as of June 30, 2017, there were 3,821 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer.

On July 12, 2017, São Paulo tax authorities have asserted taxes and fines against our Brazilian subsidiary (iBazar) relating to “ICMS Publicidade” for the period from July 2012 to December 2013 in an amount of R$ 12.2 million or $ 3.7 million according to the exchange rate in effect at that time. The Company will present administrative defense against the authorities’ claim. The opinion of the Company´s management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Buyer protection program

The Company provides consumers with a buyer protection program (“BPP”) for all transactions completed through the Company’s online payment solution (“MercadoPago”). This program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. The Company’s BPP provides protection to consumers by reimbursing them for the total value of the unfulfilled transaction, if a purchased item does not arrive or does not match the seller’s description. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances (i.e. Black Friday, Hot Sale), the Company enters into insurance contracts with third party insurance companies in order to cover contingencies that may arise from the BPP.

The maximum potential exposure under this program is estimated to be the volume of payments on the Marketplace, for which claims may be made under the Company’s existing user agreements. Based on historical losses to date, the Company does not believe that the maximum potential exposure is representative of the actual potential exposure. The Company records a liability with respect to losses under this program when they are probable and the amount can be reasonably estimated.

As of June 30, 2017, management's estimate of the maximum potential exposure related to the Company’s buyer protection program is $564,157 thousands, for which the Company recorded an allowance of $978 thousands as of that date.

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

The following table summarizes the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 long term retention plan accrued compensation expense for the six and three-month periods ended June 30, 2017 and 2016, which are payable in cash according to the decisions made by the Board of Directors:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
LTRP 2009	$29	$283	$-	$250
LTRP 2010	744	464	417	401
LTRP 2011	1,193	590	704	495
LTRP 2012	1,630	726	982	596
LTRP 2013	3,098	1,665	1,802	1,252
LTRP 2014	3,010	1,615	1,745	1,111
LTRP 2015	3,617	2,147	2,031	1,254
LTRP 2016	5,111	2,636	2,871	2,636
LTRP 2017	3,636	-	2,353	-
Total LTRP	$22,068	$10,126	$12,905	$7,995

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

During the period from October 1, 2016 through December 31, 2016, 12 Notes were converted for a total amount of $12 thousands. During the period from April 1, 2017 through June 30, 2017, 10 Notes were converted for a total amount of $10 thousands. Additionally, during the second quarter of 2017, the conversion threshold was met again and the Notes became convertible at the holders’ option beginning on July 1, 2017 and ending on September 30, 2017. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

From July 1, 2017 to the date of issuance of these interim condensed consolidated financial statements, none of the holders had requested additional conversion of the Notes.

The total estimated fair value of the Notes was $715.2 million and $458.8 million as of June 30, 2017 and December 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considered the fair value of the Notes as of June 30, 2017 and December 31, 2016 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $250.9 closing price of the Company’s common stock on June 30, 2017, the if-converted value of the Notes exceeded their principal amount by $327.0 million.

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(20,349)	(25,097)
Unamortized transaction costs related to the debt component	(3,243)	(3,968)
Contractual coupon interest accrual	3,713	7,425
Contractual coupon interest payment	(3,713)	(7,425)
Net carrying amount	$306,408	$300,935

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of June 30, 2017, the remaining period over which the unamortized debt discount will be amortized is 2.0 years.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Six-months period ended June 30,		Three-months period ended June 30,
	2017	2016	2017	2016

	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Contractual coupon interest expense	$3,713	$3,713	$1,857	$1,857
Amortization of debt discount	4,748	4,496	2,374	2,248
Amortization of debt issuance costs	725	654	362	327
Total interest expense related to Notes	$9,186	$8,863	$4,593	$4,432

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

On March 2, 2017, the Board of Directors approved a change to the Company’s dividend policy for providing for a fixed quarterly dividend payment in 2017 of $0.15 per share ($0.60 per share annually). The new dividend policy took effect following the payment of the $0.15 per share dividend declared by the Board of Directors of the Company, which was paid on April 17, 2017 to shareholders of record as of the close of business on March 31, 2017.

On May 2, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on the Company´s outstanding shares of common stock. The second quarterly dividend was paid on July 14, 2017 to stockholders of record as of the close of business on June 30, 2017.

On July 31, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. This quarterly dividend is payable on October 16, 2017 to stockholders of record as of the close of business on September 30, 2017.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27 A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of online commerce and Internet usage in Latin America;
•	our ability to expand our operations and adapt to rapidly changing technologies;
•	government and central bank regulations;
•	litigation and legal liability;
•	systems interruptions or failures;
•	our ability to attract and retain qualified personnel;
•	consumer trends;
•	security breaches and illegal uses of our services;
•	competition;
•	reliance on third-party service providers;
•	enforcement of intellectual property rights;
•	our ability to attract new customers, retain existing customers and increase revenues;
•	seasonal fluctuations; and
•	political, social and economic conditions in Latin America in general, and Venezuela in particular, and possible future currency devaluation and other changes to its exchange rate systems.

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

The discussion and analysis of our financial condition and results of operations presents the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the six and the three-month periods ended June 30, 2017 and 2016;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
•	a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Uruguay, Perú and Chile. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, during 2016, we launched MercadoCredito, which is designed to extend loans to specific merchants and consumers. Our MercadoCredito solution allows us to deepen our engagement with our merchants and consumers by offering them additional services and is currently available in Argentina and Brazil.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the six and the three-month periods ended June 30, 2017 and 2016:

	Six-months Periods Ended		Three-months Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2017	2016	2017	2016
Brazil	57.6%	50.5%	56.9%	51.5%
Argentina	27.0	32.4	27.8	33.9
Mexico	6.0	6.3	6.4	5.7
Venezuela	4.8	5.5	4.5	3.7
Other Countries	4.6	5.3	4.5	5.1

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2017 and 2016:

	Six-months Periods Ended		Change from 2016		Three-months Periods Ended		Change from 2016
	June 30,		to 2017 (*)		June 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 339.8	$ 180.4	$ 159.4	88.4%	$ 180.1	$ 102.9	$ 77.2	75.0%
Argentina	159.4	115.9	43.5	37.5	88.0	67.7	20.3	30.0
Mexico	35.7	22.6	13.2	58.3	20.2	11.5	8.7	76.3
Venezuela	28.6	19.6	9.0	46.1	14.2	7.5	6.7	90.1
Other Countries	26.9	18.8	8.1	43.1	14.1	10.1	4.0	39.1
Total Net Revenues	$ 590.5	$ 357.3	$ 233.2	65.3%	$ 316.5	$ 199.6	$ 116.9	58.5%

(*)  Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

Venezuela Foreign Currency Status

On May 19, 2017, the BCV issued the Exchange Agreement No.38, which established a new foreign exchange mechanism under DICOM, replacing SIMADI. The new mechanism consists of auctions, administered by an auction committee, where sellers and buyers from the private sector may offer foreign currency under certain limits determined by the BCV.

In light of the disappearance of SIMADI (which closed at 728.0 per U.S. dollar), and our inability to gain access to U.S. dollars under SIMADI, we started the administrative proceedings to request U.S. dollars through DICOM. As a result, we expect to settle its transactions through DICOM going forward and concluded that the DICOM exchange rate should be used as from June 1, 2017 to measure our bolivar-denominated monetary assets and liabilities and to measure the revenues and expenses of our Venezuelan subsidiaries. Therefore, as of June 30, 2017, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the DICOM closing exchange rate of 2640.0 BsF per U.S. dollar. In connection with this re-measurement, we recorded a foreign exchange loss of $22.0 million during the second quarter of 2017.

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we reviewed our long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2017 would not be fully recoverable. As a result, on June 30, 2017, we recorded an impairment of offices and commercial property under construction included within non-current other assets of $2.8 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of approximately $9.7 million as of June 30, 2017, by using the market approach and considering prices for similar assets.

Description of Line Items

Net revenues

We recognize revenues in each of our five geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, classified fees, payment fees, shipping fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the six and the three-month periods ended June 30, 2017 and 2016:

	Six-months Periods Ended		Three-months Periods Ended
	June 30, (*)		June 30, (*)
Consolidated net revenues by revenue stream	2017	2016	2017	2016
	(in millions)		(in millions)
Marketplace	$355.2	$207.4	$196.7	$113.3
Non-Marketplace (**) (***)	235.2	149.9	119.8	86.4
Total	$590.5	$357.3	$316.5	$199.6

(*)   The table above may not total due to rounding.

(**)  Includes, among other things, Ad Sales, Classified Fees, Payment Fees, Shipping Fees and other ancillary services.

(***) Includes an amount of $140.2 and $87.2 of Payment Fees for the six-month periods ended June 30, 2017 and 2016, respectively. Includes an amount of $75.0 and $50.6 of Payment Fees for the three-month periods ended June 30, 2017 and 2016, respectively.

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

Revenues for Non-Marketplace services are generated from:

•	payments fees;
•	classifieds fees;
•	ad sales up-front fees;
•	shipping fees; and
•	fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment fees attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off Marketplace-platform transactions;
•	commissions from additional fees we charge when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our Marketplace platform;
•	commissions from additional fees we charge when our sellers elect to withdraw cash;
•	interest, cash advances and fees from customers and merchant credits granted under our MercadoCredito solution; and
•	revenues from the sale of mobile points of sale products.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six month period ended June 30, 2017 and 2016, no single customer accounted for more than 5.0% of our net revenues.

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

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.2% of net revenues for the three-month period ended June 30, 2017, as compared to 9.1% for the same period in 2016.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, free shipping costs, certain taxes on bank transactions, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization, hosting and site operation fees, cost of mobile point of sale products sold and other operation costs.

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

On May 19, 2017, the BCV issued the Exchange Agreement No.38, which established a new foreign exchange mechanism under DICOM, replacing previous SIMADI. The new mechanism consists of auctions, administered by an auction committee, where sellers and buyers from the private sector may offer foreign currency under certain limits determined by the BCV.

In light of the disappearance of SIMADI (which closed at 728.0 per U.S. dollar), and the Company’s inability to gain access to U.S. dollars under SIMADI, it started the administrative proceedings to request U.S. dollars through DICOM. As a result, the Company expects to settle its transactions through DICOM going forward and concluded that the DICOM exchange rate should be used as from June 1, 2017 to measure its bolivar-denominated monetary assets and liabilities and to measure the revenues and expenses of the Venezuelan subsidiaries. Therefore, as of June 30, 2017, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the DICOM closing exchange rate of 2640.0 BsF per U.S. dollar.  As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $22.0 million during the second quarter of 2017.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2017 would not be fully recoverable. As a result, on June 30, 2017, the Company recorded an impairment of offices and commercial property under construction included within non-current other assets of $2.8 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of approximately $9.7 million as of June 30, 2017, by using the market approach, and considering prices for similar assets.

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

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $25.1 million and $15.8 million, as of June 30, 2017 and December 31, 2016 and net revenues for the six-month periods ended June 30, 2017 and 2016:

	Six-months Periods Ended June 30,
	2017	2016
Venezuelan operations	(In millions)
Net Revenues	$ 28.6	$ 19.6

	June 30,	June 31,
	2017	2016
	(In millions)
Assets	56.0	66.2
Liabilities	(30.2)	(23.0)
Net Assets	$ 25.8	$ 43.2

As of June 30, 2017, the net assets (before intercompany eliminations) of our Venezuelan subsidiaries amounted to approximately 5.6% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 1.5% of our consolidated cash and investments.

Our ability to obtain U.S. dollars in Venezuela is negatively affected by the exchange restrictions in Venezuela that are described above. If our access to U.S. dollars becomes widely available at a more unfavorable rate than the current DICOM exchange rate (or if DICOM exchange rate experiences significant devaluation in the future), and we decided to use that alternative mechanism considering that exchange rate as the one applicable for re-measurement, our results of operations, earnings and value of our net assets in Venezuela would be negatively impacted, and we cannot assure that the impact would not be material. In addition, our business and ability to obtain U.S. dollars in Venezuela would be negatively affected by any additional material devaluations or the imposition of significant additional and more stringent controls on foreign currency exchange by the Venezuelan government in the future.

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

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016 and the three-month period ended June 30, 2017 compared to the three month period ended June 30, 2016 —   Debt” and Note 9 to our unaudited interim condensed consolidated financial statements.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As of June 30, 2017, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

Stock-based compensation

Our board of directors adopted long-term retention plans (“LTRPs”), under which certain eligible employees receive awards. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk —Equity Price Risk” for details on the LTRPs. The variable LTRP awards are calculated based on the fair value of our common stock on NASDAQ Global Market.

Results of operations for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016 and three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016

The selected financial data for the six and three-month periods ended June 30, 2017 and 2016 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the six and three-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or for any other period.

Statement of income data

	Six-months Periods Ended June 30,		Three-months Periods Ended June 30,
(In millions)	2017 (*)	2016 (*)	2017 (*)	2016 (*)
	(Unaudited)		(Unaudited)
Net revenues	$ 590.5	$ 357.3	$ 316.5	$ 199.6
Cost of net revenues	(250.0)	(128.8)	(145.0)	(73.3)
Gross profit	340.4	228.5	171.6	126.3

Operating expenses:

Product and technology development	(60.6)	(46.2)	(30.3)	(24.2)
Sales and marketing	(123.8)	(68.0)	(76.9)	(35.3)
General and administrative	(59.8)	(37.9)	(31.5)	(20.8)
Impairment of Long-Lived Assets	(2.8)	(13.7)	(2.8)	(13.7)
Total operating expenses	(247.1)	(165.8)	(141.5)	(94.1)
Income from operations	93.3	62.7	30.0	32.2

Other income (expenses):
Interest income and other financial gains	22.8	15.3	10.7	8.0
Interest expense and other financial charges	(13.0)	(12.3)	(6.5)	(6.6)
Foreign currency loss	(21.1)	(0.2)	(21.8)	(5.4)
Net income before income / asset tax expense	82.1	65.4	12.4	28.2

Income / asset tax expense	(28.3)	(19.3)	(7.1)	(12.4)
Net income	$ 53.8	$ 46.1	$ 5.3	$ 15.9

(*) The table above may not total due to rounding.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 65.3% in the six-month period ended June 30, 2017 as compared to the same period in 2016. Our successful items sold and total payment volume increased 39.9% and 79.2%, respectively, in the six-month period ended June 30, 2017 as compared to the same period in 2016. Additionally, our number of confirmed registered users was 20.6% higher as of June 30, 2017 as compared to the number of confirmed registered users as of June 30, 2016. Furthermore, our gross merchandise volume (“GMV”) increased 33.6% in the six-month period ended June 30, 2017 as compared to the same period in 2016. Finally, our shipped items increased 61.4% in the six-month period ended June 30, 2017 as compared to the same period in 2016.

Our net revenues grew 58.5% in the three-month period ended June 30, 2017 as compared to the same period in 2016. Our successful items sold and total payment volume increased 40.7% and 73.5%, respectively, in the three-month period ended June 30, 2017 as compared to the same period in 2016. Additionally, our number of confirmed registered users was a 20.6% higher as of June 30, 2017 as compared to the number of confirmed registered users as of June 30, 2016. Furthermore, our GMV increased 35.8% in the three-month period ended June 30, 2017 as compared to the same period in 2016. Finally, our shipped items increased 63.7% in the three-month period ended June 30, 2017 as compared to the same period in 2016.

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

Our gross profit margins were 57.7% and 64.0% for the six-month periods ended June 30, 2017 and 2016, respectively. For the three-month periods ended June 30, 2017 and 2016, our gross profit margins were 54.2% and 63.3%, respectively. The decrease in our gross profit margins resulted primarily from:

(i) Higher penetration of our payments and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the six and three-month period ended June 30, 2017, total volume of payments on our marketplace represented 79.7% and 80.9% of our total GMV (excluding motor vehicles, vessels, aircraft and real estate), respectively; as compared to 62.0% and 66.6% for the six and three-month period ended June 30, 2016. Additionally, for the six and three-month period ended June 30, 2017, the total number of items shipped through our shipping solution represented 52.9% and 54.3% of our total number of successful items sold, respectively; as compared to 45.8% and 46.6% for the six and three-month period ended June 30, 2016. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins. In addition, our financing and shipping revenues are disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins in terms of revenues. For the six-month period ended June 30, 2017, collection fees and sales taxes increased $40.5 million and $19.2 million, respectively, as compared to the same period in 2016. For the three-month period ended June 30, 2017, collection fees and sales taxes increased $19.1 million and $7.8 million, respectively, as compared to the same period in 2016.

(ii) Increased customer support costs of $10.5 million and $5.0 for the six and three-month periods ended June 30, 2017, as compared with the same period in 2016; mainly as a consequence of an increase in salaries and wages. The number of employees related to customer support was 1,957 as of June 30, 2017 as compared with 1,557 as of June 30, 2016.

(iii) Increased hosting costs of $6.4 million and $4.0 million for the six and three-month period ended June 30, 2017, as compared with the same period in 2016.

(iv) Increased costs of providing free shipping in Mexico and Brazil of $36.9 million and $32.6 million for the six and three-month period ended June 30, 2017, as compared with the same period in 2016.

In the future, gross profit margins could decline if the penetration of our payment solution and shipping grows faster than our marketplace or if free shipping volume increase.

Operating income margins

For the six-month period ended June 30, 2017 as compared to the same period in 2016, our operating income margin decreased from 17.5% to 15.8%, mainly as a consequence of increases in costs of net revenues, as described in Gross profit margins section above, and increases in sales and marketing expenses (driven mainly by on and off portal deals, salaries and chargebacks from credit cards). For the three-month period ended June 30, 2017 as compared to the same period in 2016, our operating income margin decreased from 16.1% to 9.5%, mainly as a consequence of increases in costs of net revenues, as described in Gross profit margins section above, and increases in sales and marketing expenses (driven mainly by portal deals expenses, salaries and chargebacks from credit cards).

We anticipate that as we continue to invest in product development, sales, marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins and we could continue experiencing decreases in operating income margins.

Other Data

	Six-months Periods Ended June 30,		Three-months Periods Ended June 30,
(in millions)	2017 (*)	2016 (*)	2017 (*)	2016 (*)

Number of confirmed registered users at end of period (1)	191.2	158.6	191.2	158.6
Number of confirmed new registered users during period (2)	17.0	13.9	9.0	7.0
Gross merchandise volume (3)	$5,056.3	$3,785.7	$2,722.4	$2,004.7
Number of successful items sold (4)	114.7	82.0	61.5	43.7
Number of successful items shipped (5)	60.7	37.6	33.4	20.4
Total payment volume (6)	$5,721.8	$3,193.0	$3,152.0	$1,816.9
Total volume of payments on marketplace (7)	$4,027.4	$2,347.8	$2,201.6	$1,335.4
Total payment transactions (8)	96.4	59.5	52.1	31.9
Unique buyers (9)	22.2	17.6	14.6	11.9
Unique sellers (10)	6.5	5.7	4.2	3.7
Capital expenditures	$34.6	$44.9	$21.8	$27.6
Depreciation and amortization	$19.1	$13.2	$10.1	$6.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period.
(10)	New or existing users with at least one sale made in the period.

Net revenues

	Six-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)		June 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$ 590.5	$ 357.3	$ 233.2	65.3%	$ 316.5	$ 199.6	$ 116.9	58.5%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Six-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	June 30,		to 2017 (**)		June 30,		to 2017 (**)
Consolidated Net Revenues by revenue stream	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$ 201.0	$ 97.9	$ 103.1	105.3%	$ 111.4	$ 54.2	$ 57.2	105.5%
Non-Marketplace	138.8	82.5	56.3	68.3%	68.7	48.7	20.0	41.0%
	339.8	180.4	159.4	88.4%	180.1	102.9	77.2	75.0%
Argentina
Marketplace	$ 91.7	$ 71.6	$ 20.2	28.2%	$ 51.9	$ 41.7	$ 10.2	24.3%
Non-Marketplace	67.7	44.3	23.3	52.7%	36.1	26.0	10.1	39.0%
	159.4	115.9	43.5	37.5%	88.0	67.7	20.3	30.0%
Mexico
Marketplace	$ 25.0	$ 12.4	$ 12.6	101.7%	$ 14.3	$ 6.6	$ 7.8	118.6%
Non-Marketplace	10.7	10.2	0.5	5.3%	5.8	4.9	0.9	19.4%
	35.7	22.6	13.2	58.3%	20.2	11.5	8.7	76.3%
Venezuela
Marketplace	$ 26.2	$ 17.9	$ 8.3	46.5%	$ 13.1	$ 6.7	$ 6.3	93.7%
Non-Marketplace	2.3	1.7	0.7	41.0%	1.1	0.7	0.4	55.8%
	28.6	19.6	9.0	46.1%	14.2	7.5	6.7	90.1%
Other countries
Marketplace	$ 11.2	$ 7.6	$ 3.6	48.1%	$ 6.0	$ 4.0	$ 2.0	50.6%
Non-Marketplace	15.7	11.2	4.5	39.8%	8.1	6.1	1.9	31.6%
	26.9	18.8	8.1	43.1%	14.1	10.1	4.0	39.1%

Marketplace	355.2	207.4	147.8	71.3%	196.7	113.3	83.5	73.7%
Non-Marketplace (*)	235.2	149.9	85.4	56.9%	119.8	86.4	33.4	38.7%
Total	$ 590.5	$ 357.3	$ 233.2	65.3%	$ 316.5	$ 199.6	$ 116.9	58.5%

(*) Includes, among other things, ad sales, classified fees, payment fees, shipping fees and other ancillary services.

(**) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues for the six and three-month period ended June 30, 2017 increased in all of our geographic segments.

Brazil

Marketplace revenue in Brazil increased 105.3% in the first half of 2017 as compared to the same period in 2016. The increase was primarily a consequence of a 44.5% increase in local currency volume, a 21.8% increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume) and a 16.7% average appreciation of local currency. Non-Marketplace revenues grew 68.3%, a $56.3 million increase, during the same period, mainly driven by: i) a 70.7% increase in the volume of payments transactions; ii) a 57.4% increase in the volume of shipped items; and iii) a 59.6% increase in ad sales volume.

Marketplace revenues in Brazil increased 105.5% in the three-month period ended June 30, 2017 as compared to the same period in 2016. The increase was primarily a consequence of a 48.8% increase in local currency volume, a 26.4% increase in our take rate and a 9.2% average appreciation of local currency. Non-Marketplace revenues grew 41.0%, a $20.0 million increase, during the same period, mainly driven by: i) a 74.4% increase in the volume of payments transactions; and ii) a 50.6% increase in ad sales volume.

Argentina

Marketplace revenues of our Argentine segment increased 28.2% in the first half of 2017 as compared to the same period in 2016. The increase was primarily a consequence of a 15.1% increase in local currency volume and an increase of 21.2% in our take rate, partially offset by a 8.1% average devaluation of local currency. Non-Marketplace revenues grew 52.7%, a $23.3 million increase, during the same period, mainly driven by: i) a 47.9% increase in the volume of payments transactions; ii) a 22.5% increase in the volume of shipped items; and iii) a 48.1% increase in classifieds volume.

Marketplace revenues of our Argentine segment increased 24.3% in the three-month period ended June 30, 2017 as compared to the same period in 2016. The increase was primarily a consequence of a 14.7% increase in local currency volume and a 19.9% increase in our take rate, partially offset by a 9.5% average devaluation of the local currency. Non-Marketplace revenues grew 39.0% in the three-month period ended June 30, 2017, a $10.1 million increase, during the same period, mainly driven by: i) a 37.0% increase in the volume of payments transactions; ii) a 20.1% increase in the volume of shipped items; and iii) a 24.7% increase in classifieds volume.

Mexico

Marketplace revenues of our Mexican segment increased by approximately 101.7% in the first half of 2017, as compared to the same period in 2016, mainly due to a 43.3% increase in local currency volume and a 51.3% increase in our take rate, partially offset by an average local currency devaluation of 7.0%.  Non-Marketplace revenues increased 5.3% or $0.5 million during the same period, mainly driven by increases in the volume of payment transactions and ad sales, partially offset by a decrease in our classified fees.

Marketplace revenues of our Mexican segment increased by approximately 118.6% in the three-month period ended June 30, 2017, as compared to the same period in 2016, mainly due to a 52.7% increase in local currency volume and a 46.8% increase in our take rate, partially offset by an average local currency devaluation of 2.5%. Non-Marketplace revenues increased 19.4% in the three-month period ended June 30, 2017, or $0.9 million during the same period, mainly driven by increases in the volume of payment transactions and shipped items, partially offset by a decrease in our classified fees.

Venezuela

Marketplace revenues of our Venezuelan segment increased by approximately 46.5% during the first half of 2017, as compared to the same period in 2016, mainly due to a 269.3% increase in local currency volume and a 15.7% increase in our take rate, partially offset by an average local currency devaluation of 65.7%. Non-Marketplace revenues increased 41.0%, or $0.7 million during the same period, mainly by an increase in the volume of payment transactions and classified fees.

Marketplace revenues of our Venezuelan segment increased by approximately 93.7% in the three-month period ended June 30, 2017, when compared to the same period in 2016, mainly due to a 302.9% increase in local currency volume and a 31.6% increase in our take rate, partially offset by an average local currency devaluation of 63.5. Non-Marketplace revenues increased 55.8%, or $0.4 million during the same period, mainly due to an increase in the volume of payment transactions and classified fees.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2017
Net revenues	$ 273.9	$ 316.5	n/a	n/a
Percent change from prior quarter	7%	16%
2016
Net revenues	$ 157.6	$ 199.6	$ 230.8	$ 256.3
Percent change from prior quarter	-13%	27%	16%	11%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the six and three-month period ended June 30, 2017 as compared to the same period in 2016:

	Changes from 2016 to 2017 (*)
(% of revenue growth in Local Currency)	Six-months	Three-months
Brazil	63.2%	60.5%
Argentina	50.1%	43.9%
Mexico	68.0%	80.4%
Venezuela	325.9%	353.2%
Other Countries	35.0%	34.1%
Total Consolidated	71.0%	64.7%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2016 and applying them to the corresponding months in 2017, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

In Venezuela, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the six and three-month period ended June 30, 2017, which we do not control. The increase in average selling prices in Venezuela is a consequence of: (i) the high inflation rate; (ii) a shortage of products and (iii) changes in the mix of categories of the items sold in our Marketplace.

In Brazil, the increase in local currency growth is mainly a consequence of an increase of our Brazilian Marketplace volume, increases in our MercadoPago transactions and our shipped items volume.

In the case of Argentina, the increase in our net revenues is due to an increase in the Argentine successful items volume, shipped items volume and increases in our MercadoPago transactions.

In Mexico, the increase in local currency growth is a consequence of an increase of our Mexican Marketplace volume and increases in our MercadoPago transactions.

Cost of net revenues

	Six-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 250.0	$ 128.8	$ 121.3	94.1%	$ 145.0	$ 73.3	$ 71.6	97.7%
As a percentage of net revenues (*)	42.3%	36.0%			45.8%	36.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2017 as compared to the same period of 2016, the increase of $121.3 million in cost of net revenues was primarily attributable to: i) an increase in collection fees of $40.5 million, or 63.3%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries; ii) an increase in shipping costs amounting to $36.9 million, mainly related to our Brazilian and Mexican free shipping initiative; iii) an increase in sales taxes amounting to $19.2 million, mainly related to the growth of our Argentine and Brazilian operations; iv) a $10.5 million increase in customer support costs mainly as a consequence of salaries and wages, and v) $6.4 million in hosting costs due to higher traffic in our web-site.

For the three-month period ended June 30, 2017 as compared to the same period of 2016, the increase of $71.6 million in cost of net revenues was primarily attributable to: i) a increase in shipping costs amounting to $32.6 million, mainly in our Mexican and Brazilian free shipping initiative; ii) an increase in collection fees amounting to $19.1 million, or 51.9%, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of MercadoPago in those countries and higher off-platform transactions; iii) an increase in sales taxes amounting to $7.8 million, mainly related to the growth of our Argentine and Brazilian operations; iv) a $5.0 million increase in customer support costs mainly as a consequence of salaries and wages; and v) $4.0 million in hosting costs.

Product and technology development expenses

	Six-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)		June 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 60.6	$ 46.2	$ 14.5	31.4%	$ 30.3	$ 24.2	$ 6.1	25.3%
As a percentage of net revenues (*)	10.3%	12.9%			9.6%	12.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six and three-month period ended June 30, 2017, the increase in product and technology development expenses as compared to the same periods in 2016 amounted to $14.5 million and $6.1 million, respectively. These increase were primarily attributable to: i) an increase of $6.9 million and $2.8 million in salaries and wages, respectively; ii) an increase in depreciation and amortization expenses of $3.8 million and $2.2 million, respectively; iii) an increase in other product and technology development expenses of $3.0 million and $1.1 million, respectively.

We believe development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Six-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)		June 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 123.8	$ 68.0	$ 55.8	82.0%	$ 76.9	$ 35.3	$ 41.5	117.5%
As a percentage of net revenues (*)	21.0%	19.0%			24.3%	17.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six and three-month periods ended June 30, 2017, the $55.8 and $41.5 million increase in sales and marketing expenses when compared to the same periods in 2016 was primarily attributable to: i) an increase of $22.8 million and $17.4 million in on line portal deals expenses mainly in Brazil and Mexico, respectively; ii) a $9.7 million and $8.5 million increase in our offline advertising expenses, respectively; iii) a $8.7 million and $5.3 million increase in chargebacks from credit cards due to the increase in our MercadoPago volume, respectively; iv) a $8.3 million and $4.7 million increase in salaries and wages, respectively; and v) a $3.6 million and $2.9 million increase in our buyer protection program expenses, respectively.

General and administrative expenses

	Six -month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)		June 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 59.8	$ 37.9	$ 21.9	57.8%	$ 31.5	$ 20.8	$ 10.7	51.1%
As a percentage of net revenues (*)	10.1%	10.6%			10.0%	10.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2017, the $21.9 million increase in general and administrative expenses when compared to the same period in 2016 was primarily attributable to: i) a $17.7 million increase in salaries and wages ii) a $1.3 million increase in other general and administrative expenses; and iii) a $1.4 million increase in tax, audit and legal fees.

For the three-month period June 30, 2017, the $10.7 million increase in general and administrative expenses when compared to the same period in 2016 was primarily attributable to: i) a $8.5 million increase in salaries and wages; ii) a $1.0 million increase in other general and administrative expenses; and iii) a $0.5 million increase in tax, audit and legal fees.

Impairment of Long-Lived assets

	Six-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)		June 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ 2.8	$ 13.7	$ (10.9)	(79.3%)	$ 2.8	$ 13.7	$ (10.9)	(79.3%)
As a percentage of net revenues (*)	0.5%	3.8%			0.9%	6.9%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We recorded an impairment of certain real estate investments owned by our Venezuelan subsidiaries of $2.8 million and $13.7 million during the second quarter of 2017 and 2016, respectively. For further information, see section “Foreign Currency Translation—Venezuelan currency status.”

Other (expenses) income, net

	Six-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)		June 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other (expenses) income, net	$ (11.3)	$ 2.7	$ (14.0)	-510.0%	$ (17.6)	$ (4.0)	$ (13.6)	343.5%
As a percentage of net revenues (*)	-1.9%	0.8%			-5.6%	-2.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2017, the $14.0 million increase in other expenses when compared to the same period in 2016 was primarily attributable to: i) an increase in foreign exchange loss of $20.9 million, from $0.2 million in 2016 to $21.1 million in 2017; and ii) an increase in financial expenses amounting to $0.7 million, from $12.3 million in 2016 to $13.0 million in 2017, due mainly to our convertible notes and other financial charges in Brazil. This increase was partially offset by $7.5 million increase in interest income arising from our financial investments in Brazil and Argentina. The 2016 foreign exchange loss was a consequence of a $7.2 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela, partially offset by a $5.6 million gain arising from the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina and a $1.3 million gain arising from the Reais revaluation over our U.S. Dollar net liability position in Brazil. The 2017 foreign exchange loss was mainly a consequence of a $22.9 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela, partially offset by a $4.4 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position in México.

For the three-month period ended June 30, 2017, the $13.6 million increase in other expenses when compared to the same period in 2016 was primarily attributable to an increase in foreign exchange loss of $16.4 million, from $5.4 million in 2016 to $21.8 million in 2017. This increase was partially offset by a $2.6 million increase in interest income arising from our financial investments in Brazil and Argentina. The 2017 and 2016 foreign exchange loss was mainly as a consequence of a $22.0 million and $4.9 million loss, respectively, arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela.

Income tax

	Six-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)		June 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income and asset tax	$ 28.3	$ 19.3	$ 8.9	46.3%	$ 7.1	$ 12.4	$ (5.3)	-42.5%
As a percentage of net revenues (*)	4.8%	5.4%			2.2%	6.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the six-month period ended June 30, 2017 as compared to the same period in 2016, income tax increased by $8.9 million mainly as a consequence of: i) an increase in our pre-tax gains mainly in our Brazilian subsidiaries, partially offset by higher pre-tax losses recorded in Mexico during 2017 (as a result mainly of an increase in our operating costs); and ii) the loss carryforwards generated in our Venezuelan subsidiaries mainly by the devaluation of the local currency, which was not considered recoverable for tax purposes in 2017.

During the three-month period ended June 30, 2017 as compared to the same period in 2016, income tax decreased by $5.3 million mainly as a consequence of higher pre-tax losses recorded in Mexico during 2017, as a result mainly of an increase in our operating costs; partially offset by increases in our pre-tax gains in our Brazilian and Argentine subsidiaries.

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

The following table summarizes our blended and effective tax rates for the six and three-month periods ended June 30, 2017 and 2016:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2017	2016	2017	2016
Blended tax rate	34.4%	29.5%	57.2%	43.8%
Effective tax rate	47.1%	35.1%	118.5%	46.0%

Our blended tax rate for the six and three-month periods ended June 30, 2017 increased as compared to the same period in 2016 mainly due to: i) the devaluation loss recorded in our Venezuelan subsidiaries as described above; ii) a higher increase in our pre-tax gains in our Brazilian subsidiaries as compared with other locations, which are taxable at a higher tax rate; and iii) a higher increase in our pre-tax losses in our Mexican subsidiaries as compared with other locations, which are taxable at a lower tax rate.

Our effective tax rate for the six and three-month periods ended June 30, 2017 increased as compared to the same period in 2016 mainly due to: i) an increase in our pre-tax losses in our Mexican subsidiaries, which reduce our consolidated pre-tax gain without any corresponding recognition of provision for income taxes; and ii) a higher increase in our pre-tax gains in our Brazilian subsidiaries as compared with other locations, which are taxable at a higher tax rate.

The following table sets forth our effective income tax rate on a segment basis for the six and three-month periods ended June 30, 2017 and 2016:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2017	2016	2017	2016
Effective tax rate by country
Argentina	22.4%	19.9%	21.3%	16.5%
Brazil	31.0%	28.4%	28.2%	28.8%
Venezuela	-0.7%	-0.1%	5.9%	0.1%
Mexico	-0.6%	-11.3%	1.9%	-7.7%

The increase in the effective income tax rate in our Argentine subsidiaries during the six and three-month periods ended June 30, 2017 as compared to the same periods in 2016, was mainly related to higher temporary differences in the current period.

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

As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $11.3 million and $6.2 million during the six and three-month periods ended June 30, 2017, respectively. Furthermore, the Company recorded a labor cost benefit of $3.5 million and $1.5 million during the six and three-month periods ended June 30, 2017, respectively. Additionally, $1.0 million and $0.5 million were accrued to pay software development law audit fees during the six and three-month periods ended June 30, 2017, respectively. During the first half of 2016, the Company recorded an income tax benefit of $9.2 million, a labor cost benefit of $2.0 million and $0.8 million were accrued to pay software development law audit fees. Additionally, during the second quarter of 2016, the Company recorded an income tax benefit of $4.9 million, a labor cost benefit of $1.0 million and $0.4 million were accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.26 and $0.14 for the six and three-month periods ended June 30, 2017, respectively.

The increase in our Brazilian effective income tax rate for the six-month period ended June 30, 2017 as compared to the same period in 2016, was mainly related to higher temporary differences in the current period. The effective income tax rate for our Brazilian segment remained stable during the three-month period ended June 30, 2017 as compared to the same period in 2016.

For the six and three-month period ended June 30, 2017 and 2016, our Venezuelan effective income tax rate was driven mainly by losses recorded in our Venezuelan subsidiaries related to impairment of long-lived assets and foreign exchange losses, which generated net loss before income tax. The loss carryforward generated in Venezuela was considered not recoverable for tax purposes.

The increase in our Mexican negative effective income tax rate for the six and three-month period ended June 30, 2017 as compared with the same period in 2016, is due to the higher pre-tax losses recorded during 2017 (as a result mainly of an increase in our operating costs) without any corresponding impact in our provision for income taxes.

We do not expect the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions, except for percentages)	Six-month Period Ended June 30, 2017

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 339.8	$ 159.4	$ 35.7	$ 28.6	$ 26.9	$ 590.5
Direct costs	$ (207.2)	$ (94.8)	$ (59.6)	$ (12.3)	$ (22.6)	$ (396.5)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	(2.8)
Direct contribution	132.7	64.6	(23.9)	13.5	4.3	191.2
Margin	39.0%	40.5%	-67.0%	47.2%	15.9%	32.4%

	Six-month Period Ended June 30, 2016

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 180.4	$ 115.9	$ 22.6	$ 19.6	$ 18.8	$ 357.3
Direct costs	(111.8)	(66.2)	(18.7)	(9.2)	(13.3)	(219.2)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	(13.7)
Direct contribution	68.7	49.7	3.9	(3.4)	5.5	124.4
Margin	38.1%	42.9%	17.4%	-17.3%	29.1%	34.8%

	Change from the Six-month Period Ended June 30, 2016 to June 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 159.4	$ 43.5	$ 13.2	$ 9.0	$ 8.1	$ 233.2
in %	88.4%	37.5%	58.3%	46.1%	43.1%	65.3%
Direct costs
in Dollars	$ (95.4)	$ (28.6)	$ (41.0)	$ (3.0)	$ (9.3)	$ (177.3)
in %	85.4%	43.2%	219.8%	32.8%	69.8%	80.9%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 10.9	$ —	$ 10.9
in %	0.0%	0.0%	0.0%	-79.3%	0.0%	-79.3%
Direct contribution
in Dollars	$ 64.0	$ 14.9	$ (27.8)	$ 16.9	$ (1.2)	$ 66.8
in %	93.2%	30.0%	-710.7%	-499.0%	-21.8%	53.7%

(In millions, except for percentages)	Three-month Period Ended June 30, 2017

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 180.1	$ 88.0	$ 20.2	$ 14.2	$ 14.1	$ 316.5
Direct costs	(120.1)	(49.7)	(42.8)	(5.7)	(12.9)	(231.2)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	(2.8)
Direct contribution	60.0	38.3	(22.6)	5.6	1.2	82.5
Margin	33.3%	43.5%	-112.0%	39.7%	8.5%	26.1%

	Three-month Period Ended June 30, 2016

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 102.9	$ 67.7	$ 11.5	$ 7.5	$ 10.1	$ 199.6
Direct costs	(61.5)	(38.4)	(9.2)	(4.1)	(7.1)	(120.3)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	(13.7)
Direct contribution	41.4	29.3	2.3	(10.3)	3.0	65.6
Margin	40.3%	43.2%	19.7%	-138.7%	29.6%	32.9%

	Change from the Three-month Period Ended June 30, 2016 to June 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 77.2	$ 20.3	$ 8.7	$ 6.7	$ 4.0	$ 116.9
in %	75.0%	30.0%	76.3%	90.1%	39.1%	58.5%
Direct costs
in Dollars	$ (58.7)	$ (11.3)	$ (33.6)	$ (1.6)	$ (5.8)	$ (110.8)
in %	95.4%	29.3%	365.2%	39.4%	80.8%	92.1%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 10.9	$ —	$ 10.9
in %	0.0%	0.0%	0.0%	-79.3%	0.0%	-79.3%
Direct contribution
in Dollars	$ 18.5	$ 9.0	$ (24.9)	$ 16.0	$ (1.8)	$ 16.9
in %	44.7%	30.9%	-1104.3%	-154.5%	-60.1%	25.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the six and three-month period ended June 30, 2017 as compared to the same period in 2016, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs

Brazil

For the six-month period ended June 30, 2017 as compared to the same period in 2016, direct costs increased by 85.4%, mainly driven by: i) a 113.0% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs, shipping costs and salaries and wages; ii) a 58.2% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, salaries and wages and chargebacks from credit cards due to the increase in our MercadoPago volume; iii) a 45.2% increase in general and administrative expenses, mainly attributable to an increase in salary and wages and legal fees and; iv) a 41.6% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses.

For the three-month period ended June 30, 2017 as compared to the same period in 2016, direct costs increased by 95.4%, mainly driven by: i) a 128.9% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, sales tax costs, shipping costs and salaries and wages related to customer service; ii) a 74.5% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, chargebacks from credit cards due to increase in our MercadoPago volume and salaries and wages; iii) a 36.1% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses; and iv) a 6.2% increase in general and administrative expenses, mainly attributable to an increase in depreciation and amortization expenses and other general administrative expenses.

Argentina

For the six-month period ended June 30, 2017 as compared to the same period in 2016, direct costs increased by 43.2%, mainly driven by: i) a 73.7% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; ii) a 55.9% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, buyer protection program expenses and chargebacks from credit cards due to increase in our MercadoPago volume; iii) a 42.1% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago business, customer support costs and sales taxes. This increase was partially offset by a 24.9% decrease in general and administrative expenses.

For the three-month period ended June 30, 2017 as compared to the same period in 2016, direct costs increased by 29.3%, mainly driven by: i) a 92.9% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; ii) a 56.7% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, buyer protection program expenses and chargebacks from credit cards due to increase in our MercadoPago volume; iii) a 24.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher penetration of MercadoPago business, customer support costs and sales taxes. This increase was partially offset by a 43.6% decrease in general and administrative expenses.

Mexico

For the six-month period ended June 30, 2017 as compared to the same period in 2016, direct costs increased by 219.8%, mainly driven by: i) a 319.6% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher penetration of our MercadoPago business, customer support costs and shipping costs; ii) a 254.6% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses; and iii) a 16.0% increase in general and administrative expenses. This increase was partially offset by a 23.2% decrease in product and technology development expenses, mainly attributable to a decrease in salaries and wages.

For the three-month period ended June 30, 2017 as compared to the same period in 2016, direct costs increased by 365.2%, mainly driven by: i) a 489.4% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses and chargebacks from credit cards due to increase in our MercadoPago volume; ii) a 414.2% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration, customer support costs and shipping costs; and iii) a 60.2% increase in general and administrative expenses. These increases were partially offset by a 0.6% decrease in product and technology development expenses, mainly attributable to depreciation and amortization and salaries and wages.

Venezuela

During second quarter of 2016 and the second quarter of 2017, we have recorded an impairment of long-lived assets of $13.7 million and $2.8 million respectively in our Venezuelan subsidiaries.

For the six-month period ended June 30, 2017 as compared to the same period in 2016, direct costs increased by 32.8%, mainly driven by: i) a 52.5% increase in cost of net revenues that was mainly attributable to an increase in customer support costs, collection fees due to higher MercadoPago penetration and certain new taxes on payment business; ii) a 21.9% increase in general and administrative expenses; iii) a 14.1% increase in product and technology development expenses attributable to an increase in depreciation and amortization expenses; and iv) a 4.8% increase in sales and marketing expenses, mainly due to an increase in the buyer protection program and bad debt expenses

For the three-month period ended June 30, 2017 as compared to the same period in 2016, direct costs increased by 39.4%, mainly driven by: i) a 61.5% in sales and marketing expenses, mainly due to increases in the buyer protection program, bad debt expenses and chargebacks form credit cards due to increase in our Mercado Pago volume; ii) a 42.5% increase in cost of revenues, mainly attributable to an increase in collection fees and sales taxes; iii) a 11.2% increase in product and technology development expenses, mainly attributable to an increase in depreciation and amortization expenses and iv) a 7.1% increase in general and administrative expenses.

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

As of June 30, 2017, our main source of liquidity, amounting to $589.0 million of cash and cash equivalents and short-term investments and $186.3 million of long-term investments, was provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

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

As of June 30, 2017, cash and investments of our foreign subsidiaries amounted to $513.2 million, or 66.2% of our consolidated cash and investments, and approximately 58.0% of our consolidated cash and investments were held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2017 and 2016:

	Six-month Periods Ended
	June 30, (*)
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$ 226.3	$ 44.9
Investing activities	(41.1)	(38.6)
Financing activities	(8.4)	(17.5)
Effect of exchange rates on cash and cash equivalents	(28.2)	(11.6)
Net increase (decrease) in cash and cash equivalents	$ 148.7	$ (22.9)

  (*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Six-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 226.3	$ 44.9	$ 181.5	404.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $181.5 million increase in net cash provided by operating activities during the six-month period ended June 30, 2017, as compared to the same period in 2016, was primarily driven by a $112.5 million increase in credit card receivables and a $48.8 million increase in accounts payable and accrued expenses.

Net cash used in investing activities

	Six-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (41.1)	$ (38.6)	$ (2.4)	6.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the six-month period ended June 30, 2017 resulted mainly from purchases of investments of $2,186.5 million, which was offset by proceeds from the sale and maturity of investments of $2,200.2 million, as part of our financial strategy. We used $26.1 million in the purchase of property plant and equipment (mainly in information technology in Argentina, Brazil and United States), $20.1 million in principal of loans receivable granted to merchants and consumers under our MercadoCredito solution and $8.4 million in advances for property and equipment.

Net cash used in financing activities

	Six-month Periods Ended		Change from 2016
	June 30,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (8.4)	$ (17.5)	$ 9.1	-51.8%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2017, our primary use of cash was to fund $13.2 million in cash dividends and $3.0 million for the payments on loans payable and other financing. In addition, we generated $7.8 million proceeds from the issuance of loans.

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

As of June 30, 2017, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on July 1, 2017 and ending on September 30, 2017. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the amount due upon conversion of the Notes.

From July 1 to the date of issuance of this form, none of the holders had requested additional conversion of the Notes.

The total estimated fair value of the Notes was $715.2 million and $458.8 million as of June 30, 2017 and December 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. Based on the $250.9 closing price of the Company’s common stock on June 30, 2017, the if-converted value of the Notes exceeded their principal amount by approximately $327.0 million.

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

On March 2, 2017, the Board of Directors approved a change to the Company’s dividend policy for providing for a fixed quarterly dividend payment in 2017 of $0.15 per share ($0.60 per share annually). The new dividend policy took effect following the payment of the $0.15 per share dividend declared by the Board of Directors of the Company, which was paid on April 17, 2017 to shareholders of record as of the close of business on March 31, 2017.

On May 2, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on the Company´s outstanding shares of common stock. The second quarterly dividend was paid on July 14, 2017 to stockholders of record as of the close of business on June 30, 2017.

On July 31, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. This quarterly dividend is payable on October 16, 2017 to stockholders of record as of the close of business on September 30, 2017.

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

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment, intangible assets and acquired business) for the six-month periods ended June 30, 2017 and 2016 amounted to $34.6 million and $44.9 million, respectively.

During the six-month period ended June 30, 2017 we invested $21.1 million in Information Technology mainly in Brazil, Argentina and United States, and $1.5 million in our Brazilian and Argentinean offices.

On February 12, 2016, through our subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, we acquired 100% of the issued and outstanding shares of capital stock of Monits S.A., a software development company located and organized under the laws of Buenos Aires, Argentina, for the purchase price of $3.1 million, measured at its fair value.

In April 2016, our Venezuelan subsidiary acquired commercial properties still in the construction process and totaling 135.81 square meters in Caracas, Venezuela for a total purchase price of approximately BF$1,359 million, or $3.7 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares Fuertes. According to the purchase agreements, the commercial properties will be delivered in December 2018.

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

Off-balance sheet arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Free cash flow represents cash from operating activities less payment and advances for the acquisition of property and equipment, intangible assets and acquired businesses net of cash acquired. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our operations after the purchases of property and equipment, of intangible assets and of acquired businesses net of cash acquired. A limitation of the utility of free cash flow as a measure of financial performance is that it does not represent the total increase or decrease in our cash balance for the period.

The following table shows a reconciliation of Operating Cash Flows to Free Cash Flows:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016

Net Cash provided by Operating Activities	$ 226.3	$ 44.9	$ 121.6	$ 56.7
Payment for acquired business, net of cash acquired	-	(7.3)	-	(5.5)
Advance for property and equipment	(8.4)	(5.0)	(5.8)	(4.1)
Purchase of intangible assets	(0.1)	(0.0)	(0.1)	(0.0)
Purchase of property and equipment	(26.1)	(32.6)	(15.9)	(18.0)
Free cash flow	191.7	(0.0)	99.8	29.1

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2017:

	Six-months Periods Ended June 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 590.5	$ 357.3	65.3%	$ 610.8	$ 357.3	71.0%
Cost of net revenues	(250.0)	(128.8)	94.1%	(247.6)	(128.8)	92.2%
Gross profit	340.4	228.5	49.0%	363.2	228.5	59.0%

Operating expenses:	(244.2)	(152.1)	60.6%	(252.2)	(152.1)	65.8%
Impairment of Long-Lived Assets	(2.8)	(13.7)	-79.3%	(2.8)	(13.7)	-79.3%
Total operating expenses	(247.1)	(165.8)	49.0%	(255.0)	(165.8)	53.8%
Income from operations	93.3	62.7	48.9%	108.2	62.7	72.7%

(*) The table above may not total due to rounding.

	Three-months Periods Ended June 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 316.5	$ 199.6	58.5%	$ 328.8	$ 199.6	64.7%
Cost of net revenues	(145.0)	(73.3)	97.7%	(145.2)	(73.3)	98.0%
Gross profit	171.6	126.3	35.8%	183.6	126.3	45.3%

Operating expenses	(138.7)	(80.4)	72.5%	(144.4)	(80.4)	79.6%
Impairment of Long-Lived Assets	(2.8)	(13.7)	-79.3%	(2.8)	(13.7)	-79.3%
Total operating expenses	(141.5)	(94.1)	50.4%	(147.2)	(94.1)	56.4%
Income from operations	30.0	32.2	-6.7%	36.4	32.2	13.1%

(*) The table above may not total due to rounding.

Moreover, we present adjusted net income before income tax, adjusted income tax, adjusted net income, adjusted blended tax rate and adjusted earnings per share (the “Venezuela adjusted measures”) because we believe they provide useful information to both management and investors by excluding the foreign exchange loss attributable to the devaluation in Venezuela and the corresponding impairment of long-lived assets. We believe that investors may use these non-GAAP Venezuela adjusted measures to analyze our financial performance without the impact of factors that may not be indicative of the ordinary course of our business. We report Venezuela adjusted measures to investors because they provide consistency in the Company’s financial reporting and because they provide useful information to management and investors about what our corresponding GAAP measures would have been if the foreign exchange loss in Venezuela and the corresponding impairment of long-lived assets had not occurred. A limitation of the utility of Venezuela adjusted measures as measures of financial performance is that these measures do not represent the total foreign exchange effect in our Income Statement for the six and three-month periods ended June 30, 2017 and 2016:

	Six-months periods ended (*)		Three-months periods ended (*)
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income before income tax expense	$82.1	$65.4	$12.4	$28.2
Devaluation loss in Venezuela	22.9	7.2	22.0	4.9
Impairment of long-lived assets in Venezuela	2.8	13.7	2.8	13.7
Adjusted Net income before income tax expense	$107.8	$86.3	$37.2	$46.8
Income tax expense	$(28.3)	$(19.3)	$(7.1)	$(12.4)
Income tax effect on devaluation loss in Venezuela	(3.5)	(4.8)	(3.2)	(1.7)	(1)
Adjusted Income tax	$(31.8)	$(24.1)	$(10.3)	$(14.1)
Net Income	$53.8	$46.1	$5.3	$15.9
Devaluation loss in Venezuela	22.9	7.2	22.0	4.9
Impairment of long-lived assets in Venezuela	2.8	13.7	2.8	13.7
Income tax effect on devaluation loss in Venezuela	(3.5)	(4.8)	(3.2)	(1.7)	(1)
Adjusted Net Income	$76.1	$62.2	$26.9	$32.7
Weighted average of outstanding common shares	44,157,364	44,157,151	44,157,364	44,157,341
Adjusted Earnings per share	$1.72	$1.41	$0.61	$0.74
Adjusted Blended Tax Rate (2)	29.4%	27.9%	27.6%	30.1%

(*)  Stated in millions of U.S. dollars, except for share data. The table above may not total due to rounding.

(1)	Deferred income tax charge related to the Venezuela devaluation under local tax norms.
(2)	Adjusted Income and asset tax over Adjusted Net income before income tax expense.

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

Foreign currencies

As of June 30, 2017, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries, which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of June 30, 2017, the total cash and cash equivalents denominated in foreign currencies totaled $302.0 million, short-term investments denominated in foreign currencies totaled $139.0 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $315.1 million. As of June 30, 2017, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of June 30, 2017, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $147.9 million and our U.S. dollar-denominated long-term investments totaled $186.3 million.

For the six-month period ended June 30, 2017, we had a consolidated loss on foreign currency of $21.1 million primarily as a result of a $22.9 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela, partially offset by a $4.4 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position in México.

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

The following table sets forth the percentage of consolidated net revenues by segment for the six and three-month periods ended June 30, 2017 and 2016:

	Six-months Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2017	2016	2017	2016
Brazil	57.6%	50.5%	56.9%	51.5%
Argentina	27.0	32.4	27.8	33.9
Mexico	6.0	6.3	6.4	5.7
Venezuela	4.8	5.5	4.5	3.7
Other Countries	4.6	5.3	4.5	5.1

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the six-month period ended June 30, 2017:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 656.0	$ 590.5	$ 536.8
Expenses	(552.4)	(497.1)	(451.9)
Income from operations	103.6	93.3	84.9

Other expenses and income tax related to P&L items	(19.7)	(18.4)	(17.3)

Foreign Currency impact related to the remeasurement of our Net Asset position	(23.4)	(21.1)	(19.2)
Net income	60.6	53.8	48.3

Total Shareholders' Equity	$ 506.1	$ 459.0	$ 421.7

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

During the six and three-month period ended June 30, 2017, we did not enter into any such hedging transaction.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of June 30, 2017, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the DICOM closing exchange rate of 2640.0 BsF per U.S. dollar.

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

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 530% additional devaluation over the DICOM rate as of the date of this report, applied for the period starting on January 1, 2017 to June 30, 2017. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 530% additional devaluation over the DICOM rate as of the date of this report, applied for the period starting on January 1, 2017 to June 30, 2017:

	Six-month period ended June 30, 2017		Three-month period ended June 30, 2017
	Actual (*)	Sensitivity (**)	Actual (*)	Sensitivity (**)
	(In million)		(In million)
Net revenues	$ 28.6	$ 1.8	$ 14.2	$ 1.0
Direct costs	(12.3)	(4.0)	(5.7)	(1.9)
Direct contribution before impairment of Long-lived assets	$ 16.3	$ (2.3)	$ 8.5	$ (0.8)
Direct Contribution Margin before impairment %	57.1%	-130.2%	59.7%	-81.3%
Non-current other assets impairment	(2.8)	(2.8)	(2.8)	(2.8)
Direct Contribution after impairment	$ 13.5	$ (5.1)	$ 5.6	$ (3.7)
Direct Contribution Margin after impairment %	47.2%	-291.5%	39.7%	-353.3%

(*) As reported.

(**) Computing a hypothetical devaluation of the Venezuelan segment from January 1 to June 30, 2017 assuming an exchange rate of 13,992.00 BsF per U.S. dollar (530% of the exchange rate as of June 30, 2017).

Despite the continued uncertainty and restrictions relating to foreign currency exchange in Venezuela as described above, we believe that our underlying business in that country is competitively well-positioned and continues to exhibit solid growth, in terms of units sold, even while economic conditions in the Venezuelan economy remain difficult. As economic conditions in that country improve, we expect that our business in Venezuela will benefit accordingly. Although during the first half of 2017, we experienced a strong devaluation of our business in Venezuela, we cannot assure you that the BsF will not experience further devaluations or that the Venezuelan government will not default on its obligations to creditors in the future, which may be significant and could have a material negative impact on our future financial results of our Venezuela segment and value of our bolivar denominated net assets. However, for the reasons stated at the beginning of this paragraph, we remain strongly committed to our business and investment in Venezuela.

Argentine Segment

As of June 30, 2017, the Argentine Peso exchange rate against the U.S. dollar was 16.6.

Had a hypothetical devaluation of 10% of the Argentine peso against the U.S. dollar occurred on June 30, 2017, the reported net assets in our Argentine subsidiaries would have decreased by approximately $19.2 million with a related impact on Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $0.1 million in our Argentine subsidiaries.

Brazilian Segment

As of June 30, 2017, the Brazilian Reais exchange rate against the U.S. dollar was 3.3.

Had a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar occurred on June 30, 2017, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $9.3 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $1.2 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of June 30, 2017, MercadoPago’s receivables totaled $265.2 million. Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of June 30, 2017, loans granted under our MercadoCredito solution totaled $25.3 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2017, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.53%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2017 could decrease (increase) by approximately $4.0 million.

As of June 30, 2017, our short-term investments amounted to $205.5 million and our long-term investments amounted to $186.3 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2010, 2011 and 2012 long-term retention plans (the “ 2010, 2011 and 2012 LTRPs”, respectively), under which certain eligible employees receive awards (“LTRP Awards”), which are payable as follows:

•

eligible employees will receive a fixed payment equal to 6.25% of his or her LTRP Award under the 2010, 2011, and/or 2012 LTRP, respectively, once a year for a period of eight years. The 2010 LTRP awards began paying out starting in 2011, the 2011 LTRP Awards starting in 2012 and the 2012 LTRP Awards starting in 2013(the “2010, 2011 or 2012 Annual Fixed Payment”, respectively); and

•

on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2010, 2011 or 2012 Variable Payment”, respectively) equal to the product of (i) 6.25% of the applicable 2010, 2011 and/or 2012 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2009 (with respect to the 2010 LTRP), 2010 (with respect to the 2011 LTRP) and 2011 (with respect to the 2012 LTRP) Stock Price, ($45.75, $65.41 and $77.77 for the 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2009, 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

The 2010, 2011 and 2012 LTRPs are filed as Exhibits 10.02, 10.03 and 10.04, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016, and the above description of such LTRPs is qualified in its entirety by reference to such exhibits.

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

At June 30, 2017, the total contractual obligation fair value of our 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 LTRP Variable Award Payment obligation amounted to $66.0 million. As of June 30, 2017, the accrued liability related to the 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 Variable Award Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $33.7 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 LTRP Variable Award Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of June 30, 2017
		MercadoLibre, Inc	2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017
		Equity Price	variable LTRP contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		362.59	92,413
30%		336.69	85,812
20%		310.79	79,211
10%		284.89	72,610
Static	(*)	258.99	66,009
-10%		233.09	59,408
-20%		207.19	52,807
-30%		181.29	46,206
-40%		155.39	39,606

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 7 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of June 30, 2017, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 4, 2017.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
4.1	Form of Specimen Certificate for the Registrant’s Common Stock. (2)
4.2	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)
4.3	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (3)
10.01	2017 Long-Term Retention Plan (4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on form 8-K filed on June 30, 2014.
(4)	Incorporated by reference to the Registrant’s Current Report on form 8-K filed on April 7, 2017.