Form 10-Q
period 2017-09-30
MERCADOLIBRE INC
filed 2017-11-03
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

44,157,364 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 1, 2017.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of September 30, 2017 and December 31, 2016

and for the nine and three-month periods

ended September 30, 2017 and 2016

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(In thousands of U.S. dollars, except par value)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$ 461,198	$ 234,140
Short-term investments	175,165	253,321
Accounts receivable, net	28,564	25,435
Credit cards receivables, net	406,883	307,904
Loans receivable, net	51,843	6,283
Prepaid expenses	8,199	15,060
Inventory	2,309	1,103
Other assets	47,995	26,215
Total current assets	1,182,156	869,461
Non-current assets:
Long-term investments	45,550	153,803
Property and equipment, net	136,101	124,261
Goodwill	95,249	91,797
Intangible assets, net	24,642	26,277
Deferred tax assets	66,163	45,017
Other assets	68,431	56,819
Total non-current assets	436,136	497,974
Total assets	$ 1,618,292	$ 1,367,435
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 181,557	$ 105,106
Funds payable to customers	519,420	370,693
Salaries and social security payable	61,168	48,898
Taxes payable	27,923	27,338
Loans payable and other financial liabilities	24,701	11,583
Other liabilities	1,400	6,359
Dividends payable	6,624	6,624
Total current liabilities	822,793	576,601
Non-current liabilities:
Salaries and social security payable	22,124	16,173
Loans payable and other financial liabilities	309,444	301,940
Deferred tax liabilities	40,435	34,059
Other liabilities	17,340	9,808
Total non-current liabilities	389,343	361,980
Total liabilities	$ 1,212,136	$ 938,581

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,364 shares issued and outstanding at September 30,
2017 and December 31, 2016	$ 44	$ 44
Additional paid-in capital	70,674	137,982
Retained earnings	612,269	550,641
Accumulated other comprehensive loss	(276,831)	(259,813)
Total Equity	406,156	428,854
Total Liabilities and Equity	$ 1,618,292	$ 1,367,435

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three-month periods ended September 30, 2017 and 2016

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$ 961,117	$ 588,121	$ 370,661	$ 230,847
Cost of net revenues	(444,879)	(213,993)	(194,834)	(85,199)
Gross profit	516,238	374,128	175,827	145,648
Operating expenses:
Product and technology development	(93,019)	(72,223)	(32,380)	(26,066)
Sales and marketing	(207,925)	(107,743)	(84,139)	(39,723)
General and administrative	(91,575)	(64,061)	(31,766)	(26,150)
Impairment of Long-Lived Assets	(2,837)	(13,717)	—	—
Total operating expenses	(395,356)	(257,744)	(148,285)	(91,939)
Income from operations	120,882	116,384	27,542	53,709

Other income (expenses):
Interest income and other financial gains	37,020	25,192	14,200	9,892
Interest expense and other financial losses	(19,686)	(18,807)	(6,709)	(6,492)
Foreign currency (loss) / gain	(19,475)	(5,062)	1,622	(4,823)
Net income before income tax expense	118,741	117,707	36,655	52,286

Income tax expense	(37,241)	(32,690)	(8,989)	(13,374)
Net income	$ 81,500	$ 85,017	$ 27,666	$ 38,912

	Nine Months Ended September 30		Three Months Ended September 30,
	2017	2016	2017	2016
Basic EPS
Basic net income
Available to shareholders per common share	$ 1.85	$ 1.93	$ 0.63	$ 0.88
Weighted average of outstanding common shares	44,157,364	44,157,215	44,157,364	44,157,341
Diluted EPS
Diluted net income
Available to shareholders per common share	$ 1.85	$ 1.93	$ 0.63	$ 0.88
Weighted average of outstanding common shares	44,157,364	44,157,215	44,157,364	44,157,341

Cash Dividends declared (per share)	0.450	0.450	0.150	0.150

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2017 and 2016

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30,
	2017	2016	2017	2016
Net income	$ 81,500	$ 85,017	$ 27,666	$ 38,912
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(17,945)	(11,056)	(5,180)	(2,974)
Unrealized net gains (losses) on available for sale investments	340	712	(1,413)	1,106
Less: Reclassification adjustment for losses on available for sale investments	(587)	(672)	—	—
Net change in accumulated other comprehensive loss, net of income tax	(17,018)	(9,672)	(6,593)	(1,868)
Total Comprehensive income	$ 64,482	$ 75,345	$ 21,073	$ 37,044

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the nine-month periods ended September 30, 2017 and 2016

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30
	2017	2016

Cash flows from operations:
Net income	$ 81,500	$ 85,017
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized Devaluation Loss, net	28,463	5,162
Impairment of Long-Lived Assets	2,837	13,717
Depreciation and amortization	29,953	20,698
Accrued interest	(16,391)	(12,643)
Non cash interest and convertible bonds amortization of debt discount and amortization of debt issuance costs	9,234	9,122
LTRP accrued compensation	28,734	19,251
Deferred income taxes	(14,769)	(5,895)
Changes in assets and liabilities:
Accounts receivable	(13,380)	(2,409)
Credit Card Receivables	(113,514)	(92,811)
Prepaid expenses	6,800	(272)
Inventory	(1,172)	(1,048)
Other assets	(31,528)	(15,865)
Accounts payable and accrued expenses	71,794	13,852
Funds payable to customers	151,635	100,322
Other liabilities	3,703	136
Interest received from investments	18,490	11,348
Net cash provided by operating activities	242,389	147,682
Cash flows from investing activities:
Purchase of investments	(3,180,633)	(2,548,060)
Proceeds from sale and maturity of investments	3,371,543	2,525,118
Payment for acquired businesses, net of cash acquired	—	(7,284)
Purchases of intangible assets	(84)	(49)
Advance for property and equipment	(12,777)	(6,129)
Changes in principal of loans receivable, net	(46,951)	—
Purchases of property and equipment	(39,280)	(55,510)
Net cash provided by (used in) investing activities	91,818	(91,914)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	13,153	3,892
Payments on loans payable and other financing liabilities	(4,304)	(6,492)
Dividends paid	(19,871)	(17,795)
Purchase of convertible note capped call	(67,308)	—
Net cash used in financing activities	(78,330)	(20,395)
Effect of exchange rate changes on cash and cash equivalents	(28,819)	(14,259)
Net increase in cash and cash equivalents	227,058	21,114
Cash and cash equivalents, beginning of the period	$ 234,140	$ 166,881
Cash and cash equivalents, end of the period	$ 461,198	$ 187,995

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

Through MercadoPago, MercadoLibre enables individuals and businesses to send and receive online payments; through MercadoEnvios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through our advertising products, MercadoLibre facilitates advertising services to large retailers and brands to promote their product and services on the web; through MercadoShops, MercadoLibre facilitates users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model; and through MercadoCredito, MercadoLibre extends loans to specific merchants and consumers. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of September 30, 2017, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Portugal, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia and Chile. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Operating income of foreign operations amounted to 96.7% and 99.9% of the consolidated amounts during the nine-month periods ended September 30, 2017 and 2016. Long-lived assets, Intangible assets and Goodwill located in the foreign jurisdictions totaled $247,401 thousands and $232,314 thousands as of September 30, 2017 and December 31, 2016, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2017 and December 31, 2016. These financial statements also show the Company’s consolidated statements of income and comprehensive income for the nine and three-month periods ended September 30, 2017 and 2016; and statement of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Form 10-K. During the nine-month period ended September 30, 2017, there were no material updates made to the Company’s significant accounting policies.

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

In light of the disappearance of SIMADI  (which closed at 728.0 per U.S. dollar), and the Company’s inability to gain access to U.S. dollars under SIMADI, it started requesting U.S. dollars through DICOM. As a result, the Company expects to settle its transactions through DICOM going forward and concluded that the DICOM exchange rate should be used as from June 1, 2017 to measure its bolivar-denominated monetary assets and liabilities and to measure the revenues and expenses of the Venezuelan subsidiaries. Therefore, as of June 30, 2017, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the DICOM closing exchange rate of 2640.0 BsF per U.S. dollar. As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $22.0 million during the second quarter of 2017.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2017 would not be fully recoverable. As a result, on June 30, 2017, the Company recorded an impairment of offices and commercial property under construction included within non-current other assets of $2.8 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of approximately $9.7 million as of June 30, 2017, by using the market approach and considering prices for similar assets. As of September 30, 2017, the DICOM exchange rate was 3,345.0 BsF per U.S. dollar.

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

The following table sets forth the assets, liabilities and net assets of the Company’s Venezuelan subsidiaries, before intercompany eliminations of a net liability of $29,594 thousands and $ 15,843 thousands, as of September 30, 2017 and December 31, 2016 and net revenues for the nine-month periods ended September 30, 2017 and 2016:

	September 30,
	2017	2016
	(In thousands)
Venezuelan operations
Net Revenues	$38,329	$26,451

	September 30,	December 31,
	2017	2016
	(In thousands)
Assets	62,648	66,165
Liabilities	(37,269)	(22,950)
Net Assets	$25,379	$43,215

As of September 30, 2017, the net assets (before intercompany eliminations) of the Venezuelan subsidiaries amounted to 6.2% of consolidated net assets, and cash and investments of the Venezuelan subsidiaries held in local currency in Venezuela amounted to 2.2% of our consolidated cash and investments.

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

The benefits to the Company under the software development law will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $17,672 thousands and $6,367 thousands during the nine and three-month periods ended September 30, 2017, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.40 and $0.14 for the nine and three-month periods ended September 30, 2017, respectively. Furthermore, the Company recorded a labor cost benefit of $5,513 thousands and $2,016 thousands during the nine and three-month periods ended September 30, 2017, respectively. Additionally, $1,623 thousands and $587 thousands were accrued to pay software development law audit fees during the nine and three-month periods ended September 30, 2017, respectively. During the nine months period ended September 30, 2016, the Company recorded an income tax benefit of $16,018 thousands, a labor cost benefit of $4,173 thousands and $1,416 thousands were accrued to pay software development law audit fees. Additionally, during the third quarter of 2016, the Company recorded an income tax benefit of $6,823 thousands, a labor cost benefit of $2,167 thousands and $631 thousands were accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.46 and $0.20 for the nine  and three-month periods ended September  30, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Company had included under non-current deferred tax assets the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $11,588 thousands and $13,515 thousands, respectively. Those foreign tax credits will be used to offset the future domestic income tax payable.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of September 30, 2017 and the year ended December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (277,171)	$ (259,226)
Unrealized gains (losses) on investments	518	(909)
Estimated tax (loss) gain on unrealized gains (losses) on investments	(178)	322
	$ (276,831)	$ (259,813)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the nine-month period ended September 30, 2017:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2016	$ (909)	$ (259,226)	$ 322	$ (259,813)
Other comprehensive loss before reclassifications adjustments for gains (losses) on available for sale investments	518	(17,945)	(178)	(17,605)
Amount of gain (loss) reclassified from accumulated other comprehensive loss	909	—	(322)	587
Net current period other comprehensive income gain (loss)	1,427	(17,945)	(500)	(17,018)
Ending balance	$ 518	$ (277,171)	$ (178)	$ (276,831)

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

Recently issued accounting pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. The Company has substantially completed the assessment on the adoption of this standard concluding that it is not expected to have a material measurement impact on the Company´s financial statements. However, the Company continues assessing the potential impacts regarding the presentation of certain incentives recorded as an expense under current guidance.  The adoption of this standard will also require to expand and include certain additional disclosures. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company continues evaluating the transition method upon adoption. The Company will adopt the new revenue standard in its first quarter of 2018.

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

On September 29, 2017 the FASB issued “ASU 2017-13—Revenue recognition (Topic 605), Revenue from contracts with customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”. This update addresses Transition Related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), and No. 2016-02, Leases (Topic 842). This Update also supersedes SEC paragraphs pursuant the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula”, effective upon the initial adoption of Topic 606, Revenue from Contracts with Customers, and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842, Leases. The adoption of this standard is not expected to have a material impact on the Company´s financial statements.

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

The denominator for diluted net income per share for the nine and three-month periods ended September 30, 2017 and 2016 does not include any effect from the 2014 and 2017 Capped Call Transactions (as defined below) because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Capped Call Transactions are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 9 of these interim condensed consolidated financial statements and Note 17 of the financial statements as of December 31,2016 on Form 10-K for more details.

For the nine and three-month periods ended September 30, 2017 and 2016, the effects on diluted earnings per share were antidilutive and, as a consequence, they were not computed for diluted earnings per share.

Net income per share of common stock is as follows for the nine and three-month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2017		2016		2017		2016
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share	$ 1.85	$ 1.85	$ 1.93	$ 1.93	$ 0.63	$ 0.63	$ 0.88	$ 0.88

Numerator:
Net income	$ 81,500	$ 81,500	$ 85,017	$ 85,017	$ 27,666	$ 27,666	$ 38,912	$ 38,912

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,157,364		44,157,215		44,157,364		44,157,341
Adjusted weighted average of common stock outstanding for Diluted earnings per share		44,157,364		44,157,215		44,157,364		44,157,341

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4. Goodwill and intangible assets

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Goodwill	$ 95,249	$ 91,797
Intangible assets with indefinite lives
- Trademarks	13,153	12,490
Amortizable intangible assets
- Licenses and others	6,565	8,738
- Non-compete agreement	2,491	1,787
- Customer list	15,215	14,580
- Trademarks	1,854	993
Total intangible assets	$ 39,278	$ 38,588
Accumulated amortization	(14,636)	(12,311)
Total intangible assets, net	$ 24,642	$ 26,277

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2017 and the year ended December 31, 2016 are as follows:

Period ended September 30, 2017
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
(In thousands)
Balance, beginning of the period	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$ 5,989	$ 3,643	$ 1,188	$ 91,797
- Effect of exchange rates changes	245	(809)	783	3,158	—	50	25	3,452
Balance, end of the period	$ 27,905	$ 5,778	$ 18,171	$ 32,500	$ 5,989	$ 3,693	$ 1,213	$ 95,249

	Year ended December 31, 2016
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545
- Business acquisition	5,635	700	—	190	260	57	32	6,874
- Effect of exchange rates changes	3,499	(1,543)	950	(4,682)	—	149	5	(1,622)
Balance, end of the year	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$ 5,989	$ 3,643	$ 1,188	$ 91,797

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,182 thousands and $1,144 thousands for the three-month periods ended September 30, 2017 and 2016, respectively, while for the nine-month periods ended at such dates amounted to $3,247 thousands and $2,863 thousands, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of September 30, 2017:

For year ended 12/31/2017	$ 1,343
For year ended 12/31/2018	4,475
For year ended 12/31/2019	2,201
For year ended 12/31/2020	956
Thereafter	2,514
$ 11,489

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 569,320	$ 250,692	$ 58,324	$ 38,329	$ 44,452	$ 961,117
Direct costs	(390,008)	(150,973)	(95,683)	(16,841)	(37,052)	(690,557)
Impairment of Long-lived Assets	-	-	-	(2,837)	-	(2,837)
Direct contribution	179,312	99,719	(37,359)	18,651	7,400	267,723

Operating expenses and indirect costs of net revenues						(146,841)
Income from operations						120,882

Other income (expenses):
Interest income and other financial gains						37,020
Interest expense and other financial losses						(19,686)
Foreign currency losses						(19,475)
Net income before income tax expense						$ 118,741

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 311,427	$ 185,885	$ 34,375	$ 26,451	$ 29,983	$ 588,121
Direct costs	(188,772)	(105,217)	(29,004)	(12,691)	(21,281)	(356,965)
Impairment of Long-lived Assets	-	-	-	(13,717)	-	(13,717)
Direct contribution	122,655	80,668	5,371	43	8,702	217,439

Operating expenses and indirect costs of net revenues						(101,055)
Income from operations						116,384

Other income (expenses):
Interest income and other financial gains						25,192
Interest expense and other financial losses						(18,807)
Foreign currency losses						(5,062)
Net income before income tax expense						$ 117,707

	Three Months Ended September 30, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 229,475	$ 91,308	$ 22,604	$ 9,751	$ 17,523	$ 370,661
Direct costs	(182,858)	(56,210)	(36,038)	(4,582)	(14,409)	(294,097)
Direct contribution	46,617	35,098	(13,434)	5,169	3,114	76,564

Operating expenses and indirect costs of net revenues						(49,022)
Income from operations						27,542

Other income (expenses):
Interest income and other financial gains						14,200
Interest expense and other financial losses						(6,709)
Foreign currency gains						1,622
Net income before income tax expense						$36,655

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$131,003	$69,983	$11,807	$6,885	$11,169	$230,847
Direct costs	(77,012)	(39,026)	(10,353)	(3,462)	(7,943)	(137,796)
Direct contribution	53,991	30,957	1,454	3,423	3,226	93,051

Operating expenses and indirect costs of net revenues						(39,342)
Income from operations						53,709

Other income (expenses):
Interest income and other financial gains						9,892
Interest expense and other financial losses						(6,492)
Foreign currency losses						(4,823)
Net income before income tax expense						$52,286

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30,	December 31,
	2017	2016
	(In thousands)
US property and equipment, net	$ 8,445	$ 9,771
Other countries
Argentina	25,842	25,071
Brazil	67,351	55,706
Mexico	3,487	2,307
Venezuela	21,935	21,615
Other countries	9,041	9,791
	$ 127,656	$ 114,490
Total property and equipment, net	$ 136,101	$ 124,261

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2017	2016
	(In thousands)
US intangible assets	$ 146	$ 250
Other countries goodwill and intangible assets
Argentina	6,630	7,717
Brazil	30,400	31,170
Mexico	41,992	38,860
Venezuela	7,168	7,366
Chile	28,164	27,395
Other countries	5,391	5,316
	$ 119,745	$ 117,824
Total goodwill and intangible assets	$ 119,891	$ 118,074

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Consolidated net revenues by similar products and services for the nine and three-month periods ended September 30, 2017 and 2016 were as follows:

	Nine-months Ended September 30,		Three-months Ended September 30,

Consolidated Net Revenues	2017	2016	2017	2016
	(In thousands)		(In thousands)
Marketplace	$ 582,475	$ 341,749	$ 227,269	$ 134,374
Non-marketplace (*) (**)	$ 378,642	$ 246,372	$ 143,392	$ 96,473
Total	$ 961,117	$ 588,121	$ 370,661	$ 230,847

(*)  Includes, among other things, Ad Sales, Classified Fees, Payment Fees, Shipping Fees and other ancillary services.

(**) Includes an amount of $232,426 thousands and $139,630 thousands of Payment Fees for the nine-month periods ended September 30, 2017 and 2016, respectively. Includes an amount of $92,254 thousands and $52,444 thousands of Payment Fees for the three-month periods ended September 30, 2017 and 2016, respectively.

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	September 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)	2016	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 189,574	$ 189,574	$ —	$ —	$ 111,198	$ 111,198	$ —	$ —
Investments:
Sovereign Debt Securities	$ 21,786	$ 21,786	$ —	$ —	$ 50,703	$ 50,703	$ —	$ —
Corporate Debt Securities	30,468	28,384	2,084	—	207,633	61,986	145,647	—
Certificates of deposit	—	—	—	—	35,374	—	35,374	—
Total Financial Assets	$ 241,828	$ 239,744	$ 2,084	$ —	$ 404,908	$ 223,887	$ 181,021	$ —
Liabilities:
Contingent considerations	$ —	$ —	$ —	$ —	$ 4,213	$ —	$ —	$ 4,213
Long-term retention plan	38,503	—	38,503	—	27,135	—	27,135	—
Total Financial Liabilities	$ 38,503	$ —	$ 38,503	$ —	$ 31,348	$ —	$ 27,135	$ 4,213

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2017 and December 31, 2016, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets) and; ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of September 30, 2017 and December 31, 2016, the Company´s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. For the nine-month period ended September 30, 2017, the Company recognized in earnings a gain of $3,164 thousands and a loss of $166 thousands within other comprehensive income, in relation with contingent considerations. In addition, during the nine-month period ended September 30, 2017, the Company settled contingent considerations for an amount of $1,215 thousands.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of September 30, 2017 and December 31, 2016, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash, cash equivalents and short-term investments (excluding money markets funds and corporate debt security), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets, accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent consideration). The convertible senior notes (liability component), the rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of September 30, 2017 and December 31, 2016:

	Balances as of	Significant other	Balances as of	Significant other
	September 30,	observable inputs	December 31,	observable inputs
	2017	(Level 2)	2016	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 167,224	$ 167,224	$ 113,414	$ 113,414
Accounts receivable	28,564	28,564	25,435	25,435
Credit Cards receivable	406,883	406,883	307,904	307,904
Loans receivable, net	51,843	51,843	6,283	6,283
Other assets	89,097	89,097	58,900	58,900
Total Assets	$ 743,611	$ 743,611	$ 511,936	$ 511,936
Liabilities
Accounts payable and accrued expenses	$ 181,557	$ 181,557	$ 105,106	$ 105,106
Funds payable to customers	519,420	519,420	370,693	370,693
Salaries and social security payable	44,789	44,789	37,936	37,936
Taxes payable	27,923	27,923	27,338	27,338
Dividends payable	6,624	6,624	6,624	6,624
Loans payable and other financial liabilities (*)	334,145	334,145	313,523	313,523
Other liabilities	18,740	18,740	11,954	11,954
Total Liabilities	$ 1,133,198	$ 1,133,198	$ 873,174	$ 873,174

(*) The fair value of the convertible senior notes (including the equity component) is disclosed in Note 9.

As of September 30, 2017 and December 31, 2016, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2017 and December 31, 2016, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

September 30, 2017
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 189,574	$ —	$ —	$ 189,574
Total Cash and cash equivalents	$ 189,574	$ —	$ —	$ 189,574

Short-term investments
Corporate Debt Securities	7,250	1	(4)	7,247
Sovereign Debt Securities	697	—	(3)	694
Total Short-term investments	$ 7,947	$ 1	$ (7)	$ 7,941

Long-term investments
Sovereign Debt Securities	$ 21,196	$ —	$ (104)	$ 21,092
Corporate Debt Securities	23,210	43	(32)	23,221
Total Long-term investments	$ 44,406	$ 43	$ (136)	$ 44,313

Total	$ 241,927	$ 44	$ (143)	$ 241,828

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

December 31, 2016
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 111,198	$ —	$ —	$ 111,198
Total Cash and cash equivalents	$ 111,198	$ —	$ —	$ 111,198

Short-term investments
Sovereign Debt Securities	$ 2,166	$ —	$ —	$ 2,166
Corporate Debt Securities	102,509	26	(168)	102,367
Certificates of deposit	35,336	40	(2)	35,374
Total Short-term investments	$ 140,011	$ 66	$ (170)	$ 139,907

Long-term investments
Sovereign Debt Securities	$ 48,943	$ —	$ (406)	$ 48,537
Corporate Debt Securities	105,632	90	(456)	105,266
Total Long-term investments	$ 154,575	$ 90	$ (862)	$ 153,803

Total	$ 405,784	$ 156	$ (1,032)	$ 404,908

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of September 30, 2017 and December 31, 2016.

The material portion of the Sovereign Debt Securities consists of U.S. Treasury Notes, which carry no significant risk.

As of September 30, 2017, the estimated fair values (in thousands of U.S. dollars) of cash equivalents, short-term and long-term investments classified by their effective maturities are as follows:

One year or less	197,515
One year to two years	20,331
Two years to three years	16,847
Three years to four years	7,135
Total	$ 241,828

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of September 30, 2017, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $6,208 thousand to cover legal actions against the Company in which its management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of September 30, 2017 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $6,506 thousand.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below and in note 15 is to the financial statements in the Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, there were 56 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 1,856 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2017, there were 10 claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 248 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of September 30, 2017, 700 legal actions were pending in the Brazilian ordinary courts. In addition, as of September 30, 2017, there were 4,016 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer.

On July 12, 2017, São Paulo tax authorities assessed taxes and fines against one of our Brazilian subsidiaries (iBazar) relating to “ICMS Publicidade” for the period from July 2012 to December 2013 in an amount of R$ 12.2 million or $ 3.7 million according to the exchange rate in effect at that time. The Company will present administrative defense against the authorities’ claim. The opinion of the Company´s management, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.

In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed    against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago or MercadoEnvios, or when the Company invoiced them.

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

As of September 30, 2017, management's estimate of the maximum potential exposure related to the Company’s buyer protection program is $663,139 thousands, for which the Company recorded an allowance of $1,212 thousands as of that date.

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

The following table summarizes the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 long term retention plan accrued compensation expense for the nine and three-month periods ended September 30, 2017 and 2016, which are payable in cash according to the decisions made by the Board of Directors:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
LTRP 2009	$29	$648	$-	$352
LTRP 2010	891	1,017	147	543
LTRP 2011	1,422	1,275	229	672
LTRP 2012	1,945	1,555	315	813
LTRP 2013	3,809	3,380	711	1,689
LTRP 2014	3,782	3,089	772	1,448
LTRP 2015	4,680	3,846	1,063	1,663
LTRP 2016	6,717	4,441	1,606	1,944
LTRP 2017	5,459	-	1,823	-
Total LTRP	$28,734	$19,251	$6,666	$9,124

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

During the period from October 1, 2016 through December 31, 2016, 12 Notes were converted for a total amount of $12 thousands. During the period from April 1, 2017 through September 30, 2017, 16 Notes were converted for a total amount of $16 thousands. Additionally, during the third quarter of 2017, the conversion threshold was met again and the Notes became convertible at the holders’ option beginning on October 1, 2017 and ending on December 31, 2017. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

From October  1, 2017 to the date of issuance of these interim condensed consolidated financial statements, no additional conversion requests were made.

In connection with the issuance of the Notes, the Company paid $19.7 million and $67.3 million (including transaction expenses) in June 2014 and September 2017, respectively, to enter into capped call transactions with respect to shares of the common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common stock is greater than the strike price of the Capped Call Transactions. The cost of the Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

The total estimated fair value of the Notes was $687.9 million and $458.8 million as of September 30, 2017 and December 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considered the fair value of the Notes as of September 30, 2017 and December 31, 2016 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $258.9 closing price of the Company’s common stock on September 30, 2017, the if-converted value of the Notes exceeded their principal amount by $348.0 million.

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$330,000	$330,000
Unamortized debt discount (2)	(17,909)	(25,097)
Unamortized transaction costs related to the debt component	(2,862)	(3,968)
Contractual coupon interest accrual	5,569	7,425
Contractual coupon interest payment	(3,713)	(7,425)
Net carrying amount	$311,085	$300,935

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of September 30, 2017, the remaining period over which the unamortized debt discount will be amortized is 1.75 years.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Nine-months period ended September 30,		Three-months period ended September 30,
	2017	2016	2017	2016

	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Contractual coupon interest expense	$5,569	$5,569	$1,856	$1,856
Amortization of debt discount	7,188	6,806	2,440	2,310
Amortization of debt issuance costs	1,106	998	381	344
Total interest expense related to the Notes	$13,863	$13,373	$4,677	$4,510

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

On March 2, 2017, the Board of Directors approved a change to the Company’s dividend policy for providing for a fixed quarterly dividend payment in 2017 of $0.150 per share ($0.600 per share annually). The new dividend policy took effect following the payment of the $0.150 per share dividend declared by the Board of Directors of the Company, which was paid on April 17, 2017 to shareholders of record as of the close of business on March 31, 2017.

On May 2, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on the Company´s outstanding shares of common stock. The second quarterly dividend was paid on July 14, 2017 to stockholders of record as of the close of business on June 30, 2017.

On July 31, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. The third quarterly dividend was paid on October 16, 2017 to stockholders of record as of the close of business on September 30, 2017.

On October 31, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. This quarterly dividend is payable on January 16, 2018 to stockholders of record as of the close of business on December 31, 2017.

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

The discussion and analysis of our financial condition and results of operations presents the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the nine and the three-month periods ended September 30, 2017 and 2016;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
•	a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Uruguay, Perú and Chile. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, during 2016, we launched MercadoCredito, which is designed to extend loans to specific merchants and consumers. Our MercadoCredito solution allows us to deepen our engagement with our merchants, in Argentina, Brazil and Mexico, and consumers, in Argentina, by offering them additional services and is currently available.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the nine and the three-month periods ended September 30, 2017 and 2016:

	Nine-months Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2017	2016	2017	2016
Brazil	59.2%	53.0%	61.9%	56.7%
Argentina	26.1	31.6	24.6	30.3
Mexico	6.1	5.8	6.1	5.1
Venezuela	4.0	4.5	2.6	3.0
Other Countries	4.6	5.1	4.7	4.8

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2017 and 2016:

	Nine-months Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 569.3	$ 311.4	$ 257.9	82.8%	$ 229.5	$ 131.0	$ 98.5	75.2%
Argentina	250.7	185.9	64.8	34.9	91.3	70.0	21.3	30.5
Mexico	58.3	34.4	23.9	69.7	22.6	11.8	10.8	91.4
Venezuela	38.3	26.5	11.9	44.9	9.8	6.9	2.9	41.6
Other Countries	44.5	30.0	14.5	48.3	17.5	11.2	6.4	56.9
Total Net Revenues	$ 961.1	$ 588.1	$ 373.0	63.4%	$ 370.7	$ 230.8	$ 139.8	60.6%

(*)  Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

2017 Capped Call Transactions

In September 2017, we paid $67.3 million (including transaction expenses) to enter into privately negotiated capped call transactions with respect to shares of our common stock with several financial institutions. The 2017 Capped Call Transactions are in addition to the 2014 Capped Call Transactions and are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $295.67 per common share. The 2017 Capped Call Transactions are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $366.06 per common share. If any portion of the Notes are converted prior to maturity or we repurchase any portion of the Notes prior to maturity, a corresponding portion of the Capped Call Transactions may be terminated for value at our election.

Description of Line Items

Net revenues

We recognize revenues in each of our five geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, classified fees, payment fees, shipping fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the nine and the three-month periods ended September 30, 2017 and 2016:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30, (*)
Consolidated net revenues by revenue stream	2017	2016	2017	2016
	(in millions)		(in millions)
Marketplace	$582.5	$341.7	$227.3	$134.4
Non-Marketplace (**) (***)	378.6	246.4	143.4	96.5
Total	$961.1	$588.1	$370.7	$230.8

(*)    The table above may not total due to rounding.

(**)   Includes, among other things, Ad Sales, Classified Fees, Payment Fees, Shipping Fees and other ancillary services.

(***)  Includes an amount of $232.4 million and $139.6 million of Payment Fees for the nine-month periods ended September 30, 2017 and 2016, respectively. Includes an amount of $92.3 million and $52.4 million of Payment Fees for the three-month periods ended September 30, 2017 and 2016, respectively.

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

Revenues for Non-Marketplace services are generated from:

•	payments fees;
•	classifieds fees;
•	ad sales up-front fees;
•	shipping fees; and
•	fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment fees attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off Marketplace-platform transactions;
•	commissions from additional fees we charge when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our Marketplace platform;
•	commissions from additional fees we charge when our sellers elect to withdraw cash;
•	interest, cash advances and fees from customers and merchant and consumer credits granted under our MercadoCredito solution; and
•	revenues from the sale of mobile points of sale products.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine month period ended September 30, 2017 and 2016, no single customer accounted for more than 5.0% of our net revenues.

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

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.0% of net revenues for the three-month period ended September 30, 2017, as compared to 9.5% for the same period in 2016.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation for outside directors, long term retention plan compensation, impairment of Long-Lived assets, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, administration, accounting, legal and human resources.

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

Foreign Currency Translation

All of our foreign operations (other than Venezuela since January 1, 2010, as described below) use the local currency as their functional currency. Accordingly, these operating foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as part of other comprehensive (loss) income, a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated statements of income under the caption “Foreign currency (losses) gains”.

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

In light of the disappearance of SIMADI (which closed at 728.0 per U.S. dollar), and the Company’s inability to gain access to U.S. dollars under SIMADI, it started requesting U.S. dollars through DICOM. As a result, the Company expects to settle its transactions through DICOM going forward and concluded that the DICOM exchange rate should be used as from June 1, 2017 to measure its bolivar-denominated monetary assets and liabilities and to measure the revenues and expenses of the Venezuelan subsidiaries. Therefore, as of June 30, 2017, monetary assets and liabilities in Bolivares Fuertes (“BsF”) were re-measured to the U.S. dollar using the DICOM closing exchange rate of 2640.0 BsF per U.S. dollar.  As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $22.0 million during the second quarter of 2017.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2017 would not be fully recoverable. As a result, on June 30, 2017, the Company recorded an impairment of offices and commercial property under construction included within non-current other assets of $2.8 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value of approximately $9.7 million as of June 30, 2017, by using the market approach, and considering prices for similar assets. As of September 30, 2017, the DICOM exchange rate was 3,345.0 BsF per U.S. dollar

Until 2010 we were able to obtain U.S. dollars for any purpose, including dividend distributions, using alternative mechanisms other than through the Commission for the Administration of Foreign Exchange Control (CADIVI). Those U.S. dollars, obtained at a higher exchange rate than the one offered by CADIVI and held in balance at U.S. bank accounts of our Venezuelan subsidiaries, were used for dividend distributions from our Venezuelan subsidiaries. We have not distributed dividends from our Venezuelan subsidiaries since 2011.

The following table sets forth the assets, liabilities and net assets of our Venezuelan subsidiaries, before intercompany eliminations of a net liability of $29.6 million and $15.8 million, as of September 30, 2017 and December 31, 2016 and net revenues for the nine-month periods ended September 30, 2017 and 2016:

	Nine-month Periods Ended September 30,
	2017	2016
Venezuelan operations	(In millions)
Net Revenues	$ 38.3	$ 26.5

	September 30,	September 30,
	2017	2016
	(In millions)
Assets	62.6	66.2
Liabilities	(37.3)	(23.0)
Net Assets	$ 25.4	$ 43.2

As of September 30, 2017, the net assets (before intercompany eliminations) of our Venezuelan subsidiaries amounted to approximately 6.2% of our consolidated net assets, and cash and investments of our Venezuelan subsidiaries held in local currency in Venezuela amounted to approximately 2.2% of our consolidated cash and investments.

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

Convertible Senior Notes

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes, subject to adjustment as described in the indenture governing the Notes. The convertible debt instrument,  within the scope of the cash conversion subsection, was separated into debt and equity components at issuance and a fair value was assigned. The value assigned to the debt component was the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. As of June 30, 2014, we determined the fair value of the liability component of the Notes by reviewing market data that was available for senior, unsecured nonconvertible corporate bonds issued by comparable companies. The difference between the cash proceeds and this estimated fair value represents the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

In connection with the issuance of the Notes, we paid $19.7 million and $67.3 million (including transaction expenses) in June 2014 and September 2017, respectively, to enter into capped call transactions with respect to shares of our common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions. The cost of the Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

For more detailed information in relation to the Notes and the Capped Call Transactions, see “—Results of operations for the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 and the three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016—Debt” and Note 9 to our unaudited interim condensed consolidated financial statements.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As of September 30, 2017, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

Stock-based compensation

Our board of directors adopted long-term retention plans (“LTRPs”), under which certain eligible employees receive awards. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk —Equity Price Risk” for details on the LTRPs. The variable LTRP awards are calculated based on the fair value of our common stock on NASDAQ Global Market.

Results of operations for the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 and three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016

The selected financial data for the nine and three-month periods ended September 30, 2017 and 2016 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the nine and three-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or for any other period.

Statement of income data

	Nine-months Periods Ended September 30,		Three-months Periods Ended September 30,
(In millions)	2017 (*)	2016 (*)	2017 (*)	2016 (*)
	(Unaudited)		(Unaudited)
Net revenues	$961.1	$588.1	$370.7	$230.8
Cost of net revenues	(444.9)	(214.0)	(194.8)	(85.2)
Gross profit	516.2	374.1	175.8	145.6

Operating expenses:

Product and technology development	(93.0)	(72.2)	(32.4)	(26.1)
Sales and marketing	(207.9)	(107.7)	(84.1)	(39.7)
General and administrative	(91.6)	(64.1)	(31.8)	(26.2)
Impairment of Long-Lived Assets	(2.8)	(13.7)	-	-
Total operating expenses	(395.4)	(257.7)	(148.3)	(91.9)
Income from operations	120.9	116.4	27.5	53.7

Other income (expenses):
Interest income and other financial gains	37.0	25.2	14.2	9.9
Interest expense and other financial charges	(19.7)	(18.8)	(6.7)	(6.5)
Foreign currency (loss) gain	(19.5)	(5.1)	1.6	(4.8)
Net income before income tax expense	118.7	117.7	36.7	52.3

Income tax expense	(37.2)	(32.7)	(9.0)	(13.4)
Net income	$81.5	$85.0	$27.7	$38.9

(*) The table above may not total due to rounding.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 63.4% in the nine-month period ended September 30, 2017 as compared to the same period in 2016. Our successful items sold and total payment volume increased 45.8% and 76.9%, respectively, in the nine-month period ended September 30, 2017 as compared to the same period in 2016. Additionally, our number of confirmed registered users was 21.0% higher as of September 30, 2017 as compared to the number of confirmed registered users as of September 30, 2016. Furthermore, our gross merchandise volume (“GMV”) increased 39.6% in the nine-month period ended September 30, 2017 as compared to the same period in 2016. Finally, our shipped items volume increased in the nine-month period ended September 30, 2017 as compared to the same period in 2016.

Our net revenues grew 60.6% in the three-month period ended September 30, 2017 as compared to the same period in 2016. Our successful items sold and total payment volume increased 55.7% and 73.5%, respectively, in the three-month period ended September 30, 2017 as compared to the same period in 2016. Additionally, our number of confirmed registered users was 21.0% higher as of September 30, 2017 than as of September 30, 2016. Furthermore, our GMV increased 50.7% in the three-month period ended September 30, 2017 as compared to the same period in 2016. Finally, our shipped items volume increased in the three-month period ended September 30, 2017 as compared to the same period in 2016.

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

Gross profit margins

During the past years, our business has experienced decreasing gross profit margins, defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins were 53.7% and 63.6% for the nine-month periods ended September 30, 2017 and 2016, respectively. For the three-month periods ended September 30, 2017 and 2016, our gross profit margins were 47.4% and 63.1%, respectively. The decrease in our gross profit margins resulted primarily from:

(i) Increased costs of providing free shipping in Mexico and Brazil of $102.6 million and $65.7 million for the nine and three-month period ended September 30, 2017, as compared with the same periods in 2016, respectively.

(ii) Higher penetration of our payments and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the nine and three-month period ended September 30, 2017, total volume of payments on our marketplace represented 81.4% and 84.3% of our total GMV (excluding motor vehicles, vessels, aircraft and real estate), respectively; as compared to 66.4% and 74.5% for the nine  and three-month period ended September 30, 2016. Additionally, for the nine  and three-month period ended September 30, 2017, the total number of items shipped through our shipping solution represented 54.2% and 56.2% of our total number of successful items sold, respectively; as compared to 46.8% and 48.5% for the nine and three-month period ended September 30, 2016. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins associated with these as compared to other services we offer. In addition, our financing and shipping revenues are disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins in terms of revenues. For the nine-month period ended September 30, 2017, collection fees and sales taxes increased $62.4 million and $23.3 million, respectively, as compared to the same period in 2016. For the three-month period ended September 30, 2017, collection fees and sales taxes increased $21.9 million and $4.0 million, respectively, as compared to the same period in 2016.

(iii) Increased customer support costs of $15.3 million and $4.8 million for the nine and three-month periods ended September 30, 2017, as compared with the same period in 2016; mainly as a consequence of an increase in salaries and wages. The number of employees related to customer support was 2,343 as of September 30, 2017 as compared with 1,740 as of September 30, 2016.

(iv)  Increased hosting costs of $9.3 million and $2.8 million for the nine and three-month period ended September 30, 2017, as compared with the same periods in 2016, respectively.

In the future, gross profit margins could decline if free shipping volume increase or if the penetration of our payment solution and shipping grows faster than our marketplace.

Operating income margins

For the nine-month period ended September 30, 2017 as compared to the same period in 2016, our operating income margin decreased from 19.8% to 12.6%, mainly as a consequence of increases in costs of net revenues (driven mainly by free shipping costs), as described under “Gross profit margins” above, and increases in sales and marketing expenses (driven mainly by on and off portal deals, salaries, buyer protection program and chargebacks from credit cards). For the three-month period ended September 30, 2017 as compared to the same period in 2016, our operating income margin decreased from 23.3% to 7.4%, for the same reasons.

We anticipate that as we continue to invest in product development, sales, marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins and we could continue experiencing decreases in operating income margins.

Other Data

	Nine-months Periods Ended September 30,		Three-month Periods Ended September 30,
(in millions)	2017	2016	2017	2016

Number of confirmed registered users at end of period (1)	201.2	166.3	201.2	166.3
Number of confirmed new registered users during period (2)	27.0	21.7	10.0	7.7
Gross merchandise volume (3)	$8,131.6	$5,826.0	$3,075.3	$2,040.2
Number of successful items sold (4)	188.9	129.6	74.2	47.6
Number of successful items shipped (5)	102.4	60.7	41.7	23.1
Total payment volume (6)	$9,388.9	$5,306.9	$3,667.1	$2,114.0
Total volume of payments on marketplace (7)	$6,620.3	$3,867.8	$2,592.9	$1,519.9
Total payment transactions (8)	158.2	96.2	62.3	36.8
Unique buyers (9)	27.6	23.0	16.3	12.4
Unique sellers (10)	8.7	7.7	4.6	4.0
Capital expenditures	$52.1	$69.0	$17.5	$24.1
Depreciation and amortization	$30.0	$20.7	$10.9	$7.5

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period.
(10)	New or existing users with at least one sale made in the period.

Net revenues

	Nine-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$ 961.1	$ 588.1	$ 373.0	63.4%	$ 370.7	$ 230.8	$ 139.8	60.6%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

	Nine-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (**)		September 30,		to 2017 (**)
Consolidated Net Revenues by revenue stream	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$ 340.6	$ 172.7	$ 167.9	97.3%	$ 139.6	$ 74.7	$ 64.9	86.8%
Non-Marketplace	228.7	138.8	90.0	64.8%	89.9	56.3	33.6	59.7%
	569.3	311.4	257.9	82.8%	229.5	131.0	98.5	75.2%
Argentina
Marketplace	$ 145.8	$ 112.8	$ 33.1	29.3%	$ 54.1	$ 41.2	$ 12.9	31.3%
Non-Marketplace	104.9	73.1	31.7	43.4%	37.2	28.8	8.4	29.2%
	250.7	185.9	64.8	34.9%	91.3	70.0	21.3	30.5%
Mexico
Marketplace	$ 41.6	$ 20.0	$ 21.7	108.5%	$ 16.6	$ 7.6	$ 9.1	119.8%
Non-Marketplace	16.7	14.4	2.3	15.8%	6.0	4.3	1.7	41.0%
	58.3	34.4	23.9	69.7%	22.6	11.8	10.8	91.4%
Venezuela
Marketplace	$ 35.4	$ 24.0	$ 11.4	47.6%	$ 9.2	$ 6.1	$ 3.1	50.6%
Non-Marketplace	2.9	2.5	0.5	19.2%	0.6	0.8	(0.2)	-25.7%
	38.3	26.5	11.9	44.9%	9.8	6.9	2.9	41.6%
Other countries
Marketplace	$ 19.0	$ 12.4	$ 6.6	53.6%	$ 7.8	$ 4.8	$ 3.0	62.2%
Non-Marketplace	25.4	17.6	7.8	44.5%	9.7	6.4	3.4	52.9%
	44.5	30.0	14.5	48.3%	17.5	11.2	6.4	56.9%

Marketplace	582.5	341.7	240.7	70.4%	227.3	134.4	92.9	69.1%
Non-Marketplace (*)	378.6	246.4	132.3	53.7%	143.4	96.5	46.9	48.6%
Total	$ 961.1	$ 588.1	$ 373.0	63.4%	$ 370.7	$ 230.8	$ 139.8	60.6%

(*) Includes, among other things, ad sales, classified fees, payment fees, shipping fees and other ancillary services.

(**) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues for the nine and three-month period ended September 30, 2017 increased in all of our geographic segments.

Brazil

Marketplace revenue in Brazil increased 97.3% in the nine-month period ended September 30, 2017 as compared to the same period in 2016. The increase was primarily a consequence of a 33.6% increase in our take rate (which we define as net revenues as a percentage of gross merchandise volume), a 31.9% increase in local currency volume and a 12.0% average appreciation of local currency. Non-Marketplace revenues grew 64.8%, a $90.0 million increase, during the same period, mainly driven by: i) a 90.5% increase in the volume of payments transactions; and ii) a 51.4% increase in ad sales volume.

Marketplace revenues in Brazil increased 86.8% in the three-month period ended September 30, 2017 as compared to the same period in 2016. The increase was primarily a consequence of a 64.9% increase in our take rate, a 10.4% increase in local currency volume and a 2.6% average appreciation of local currency. Non-Marketplace revenues grew 59.7%, a $33.6 million increase, during the same period, mainly driven by: i) a 85.0 % increase in the volume of payments transactions; and ii) a 39.9 % increase in ad sales volume.

Argentina

Marketplace revenues of our Argentine segment increased 29.3% in the nine-month period ended September 30, 2017, as compared to the same period in 2016. The increase was primarily a consequence of an increase of 33.8% in our take rate and a 7.4% increase in local currency volume, partially offset by a 10.0% average devaluation of local currency. Non-Marketplace revenues grew 43.4%, a $31.7 million increase, during the same period, mainly driven by: i) a 43.7% increase in the volume of payments transactions; ii) a 29.1% increase in the volume of shipped items; and iii) a 68.8% increase in classifieds volume.

Marketplace revenues of our Argentine segment increased 31.3% in the three-month period ended September 30, 2017 as compared to the same period in 2016. The increase was primarily a consequence of a 62.8% increase in our take rate, partially offset by a 13.5% average devaluation of the local currency and a 6.7% decrease in local currency volume. Non-Marketplace revenues grew 29.2% in the three-month period ended September 30, 2017, a $8.4 million increase, during the same period, mainly driven by: i) a 38.4% increase in the volume of payments transactions; ii) a 41.0% increase in the volume of shipped items; and iii) a 38.8% increase in ad sales volume.

Mexico

Marketplace revenues of our Mexican segment increased by approximately 108.5% in the nine-month period ended September 30, 2017, as compared to the same period in 2016, mainly due to a 58.7% increase in our take rate, and a 35.6% increase in local currency volume, partially offset by an average local currency devaluation of 3.1%. Non-Marketplace revenues increased 15.8% or $2.3 million during the same period, mainly driven by increases in the volume of payment transactions and volume of shipped items, partially offset by a decrease in our classified fees.

Marketplace revenues of our Mexican segment increased by approximately 119.8% in the three-month period ended September 30, 2017, as compared to the same period in 2016, mainly due to a 74.2% increase in our take rate, a 19.9% increase in local currency volume, and a 5.2% average appreciation of local currency. Non-Marketplace revenues increased 41.0% in the three-month period ended September 30, 2017, or $1.7 million during the same period, mainly driven by increases in the volume of payment transactions and shipped items.

Venezuela

Marketplace revenues of our Venezuelan segment increased by approximately 47.6% in the nine-month period ended September 30, 2017, as compared to the same period in 2016, mainly due to a 296.2% increase in local currency volume and a 41.2% increase in our take rate, partially offset by an average local currency devaluation of 73.6%. Non-Marketplace revenues increased 19.2%, or $0.5 million during the same period, mainly by an increase in the volume of payment transactions.

Marketplace revenues of our Venezuelan segment increased by approximately 50.6% in the three-month period ended September 30, 2017, when compared to the same period in 2016, mainly due to a 340.1% increase in local currency volume and a 59.8% increase in our take rate, partially offset by an average local currency devaluation of 78.6%. Non-Marketplace revenues decreased 25.7%, or $0.2 million during the same period, mainly due to a decrease in the volume of classified fees.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2017
Net revenues	$ 273.9	$ 316.5	$ 370.7	n/a
Percent change from prior quarter	7%	16%	17%
2016
Net revenues	$ 157.6	$ 199.6	$ 230.8	$ 256.3
Percent change from prior quarter	-13%	27%	16%	11%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies for the nine and three-month period ended September 30, 2017 as compared to the same period in 2016:

	Changes from 2016 to 2017 (*)
(% of revenue growth in Local Currency)	Nine-months	Three-months
Brazil	66.1%	70.6%
Argentina	50.4%	50.9%
Mexico	72.9%	82.0%
Venezuela	432.6%	571.1%
Other Countries	42.3%	54.7%
Total Consolidated	74.3%	79.4%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2016 and applying them to the corresponding months in 2017, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

In Venezuela, the increase in our net revenues is mainly due to higher Marketplace volume and average selling prices posted by sellers during the nine and three-month period ended September 30, 2017, which we do not control. The increase in average selling prices in Venezuela is a consequence of: (i) the high inflation rate; (ii) a shortage of products and (iii) changes in the mix of categories of the items sold in our Marketplace.

In Brazil, the increase in local currency growth is mainly a consequence of an increase of our Brazilian Marketplace take rate and volume, increases in our MercadoPago transactions and our shipped items volume.

In the case of Argentina, the increase in our net revenues is due to an increase in the Argentine take rate, successful items volume and increases in our MercadoPago transactions.

In Mexico, the increase in local currency growth is a consequence of an increase of our Mexican Marketplace take rate and volume, and increases in our MercadoPago transactions.

Cost of net revenues

	Nine-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 444.9	$ 214.0	$ 230.9	107.9%	$ 194.8	$ 85.2	$ 109.6	128.7%
As a percentage of net revenues (*)	46.3%	36.4%			52.6%	36.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2017 as compared to the same period of 2016, the increase of $230.9 million in cost of net revenues was primarily attributable to: i) an increase in shipping costs amounting to $102.6 million, related to our Brazilian and Mexican free shipping initiative; ii) an increase in collection fees of $62.4 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of MercadoPago in those countries; iii) an increase in sales taxes amounting to $23.3 million, mainly related to the growth of our Argentine and Brazilian operations; iv) a $15.3 million increase in customer support costs mainly as a consequence of salaries and wages, and v) $9.3 million in hosting costs due to higher traffic in our web-site.

For the three-month period ended September 30, 2017 as compared to the same period of 2016, the increase of $109.6 million in cost of net revenues was primarily attributable to: i) a increase in shipping costs amounting to $65.7 million, due to our Mexican and Brazilian free shipping initiative; ii) an increase in collection fees amounting to $21.9 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volumne of MercadoPago in those countries and higher off-platform transactions; iii) an increase in cost of product sold amounting to $5.2 million as a consequence of higher volumes of mobile points of sales devices sold in Brazil and Argentina; iv) a $ 4.8 million increase in customer support costs mainly as a consequence of salaries and wages, and; v)  an increase in sales taxes amounting to $4.0 million, mainly related to the growth of our Argentine and Brazilian operations.

Product and technology development expenses

	Nine-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 93.0	$ 72.2	$ 20.8	28.8%	$ 32.4	$ 26.1	$ 6.3	24.2%
As a percentage of net revenues (*)	9.7%	12.3%			8.7%	11.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine and three-month period ended September 30, 2017, the increase in product and technology development expenses as compared to the same periods in 2016 amounted to $20.8 million and $6.3 million, respectively. These increase were primarily attributable to: i) an increase of $10.9 million and $3.9 million in salaries and wages, respectively; ii) an increase in depreciation and amortization expenses of $6.2 million and $2.3 million, respectively.

We believe development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Nine-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 207.9	$ 107.7	$ 100.2	93.0%	$ 84.1	$ 39.7	$ 44.4	111.8%
As a percentage of net revenues (*)	21.6%	18.3%			22.7%	17.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine and three-month periods ended September 30, 2017, the $100.2 and $44.4 million increase in sales and marketing expenses when compared to the same periods in 2016 was primarily attributable to: i) an increase of $59.3 million and $25.0 million in on-line and offline marketing expenses mainly in Brazil and Mexico;  ii) a $15.4 million and $6.7 million increase in chargebacks from credit cards due to the increase in our MercadoPago volume, respectively; iii) a $12.1 million and $3.8 million increase in salaries and wages, respectively; and iv) a $10.7 million and $7.1 million increase in our buyer protection program expenses, respectively.

General and administrative expenses

	Nine-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 91.6	$ 64.1	$ 27.5	42.9%	$ 31.8	$ 26.2	$ 5.6	21.5%
As a percentage of net revenues (*)	9.5%	10.9%			8.6%	11.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2017, the $27.5 million increase in general and administrative expenses when compared to the same period in 2016 was primarily attributable to: i) a $19.8 million increase in salaries and wages; ii) a $2.9 million increase in tax, audit and legal fees; iii) a $2.3 million increase in other general and administrative expenses and; iv) a $ 0.9 increase in depreciation and amortization.

For the three-month period September 30, 2017, the $5.6 million increase in general and administrative expenses when compared to the same period in 2016 was primarily attributable to: i) a $2.1 million increase in salaries and wages; ii) a $1.4 million increase in tax, audit and legal fees; iii) a $1.0 million increase in other general and administrative expenses; and iv) a $ 0.4 increase in depreciation and amortization.

Impairment of Long-Lived assets

	Nine-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ 2.8	$ 13.7	$ (10.9)	(79.3%)	$ -	$ -	$ -	0.0%
As a percentage of net revenues (*)	0.3%	2.3%			0.0%	0.0%

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

Other (expenses) income, net

	Nine-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other (expense) income, net	$ (2.1)	$ 1.3	$ (3.4)	-261.9%	$ 9.1	$ (1.4)	$ 10.5	-740.5%
As a percentage of net revenues (*)	-0.2%	0.2%			2.5%	-0.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2017, the $3.4 million increase in other expenses when compared to a gain in the same period in 2016 was primarily attributable to: i) an increase in foreign exchange loss of $14.4 million, from $5.1 million in 2016 to $19.5 million in 2017, and ii) an increase in financial expenses amounting to $ 0.9 million, from $ 18.8 million in 2016 to $ 19.7 million in 2017, due mainly to our convertible notes and other financial charges in Brazil. This increase was partially offset by an increase in interest income amounting to $11.8 million, from $25.2 million in 2016 to $37.0 million in 2017 arising mainly from our financial investments in Brazil and Argentina.  The 2017 foreign exchange loss was mainly a consequence of a $25.5 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela, partially offset by and a $ 4.2 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position in México and a $1.9 million gain arising from the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina. The 2016 foreign exchange loss was a consequence of a $7.4 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela and a $ 3.7 million loss arising from the Mexican Peso devaluation over our U.S. Dollar net liability position in Mexico, partially offset by a $6.5 million gain arising from the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina.

For the three-month period ended September 30, 2017, the $10.5 million increase in other income when compared to a loss in the same period in 2016 was primarily attributable to: i) a decrease in foreign exchange loss of $6.4 million, from $4.8 million losses in 2016 to $1.6 million gain in 2017 and ii) a $4.3 million increase in interest income arising from our financial investments in Brazil and Argentina. This increase was partially offset by an increase in our financial expenses amounting to $ 0.2 million, from $ 6.5 million in 2016 to $6.7 million in 2017 due mainly to our convertible notes and other financial charges in Brazil.  The 2017 foreign exchange loss was mainly as a consequence of a $3.1 million gain arising from the Reais revaluation over our U.S. Dollar net liability position in Brazil, partially offset by a $ 2.6 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela. The 2016 foreign exchange loss was mainly as a consequence of a $ 2.1 million loss arising from the Reais devaluation over our U.S. Dollar net liability position in Brazil and a $ 1.7 million loss arising from Mexican Peso devaluation over our U.S. Dollar net liability position in Mexico.

Income tax

	Nine-month Periods Ended		Change from 2016		Three-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)		September 30,		to 2017 (*)
	2017	2016	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax	$ 37.2	$ 32.7	$ 4.5	13.9%	$ 9.0	$ 13.4	$ (4.4)	-32.8%
As a percentage of net revenues (*)	3.9%	5.6%			2.4%	5.8%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the nine-month period ended September 30, 2017 as compared to the same period in 2016, income tax increased by $4.5 million mainly as a consequence of: i) an increase in our pre-tax gains mainly in our Brazilian subsidiaries, partially offset by higher pre-tax losses recorded in Mexico during 2017 (as a result mainly of an increase in our operating costs); and ii) the loss carryforwards generated in our Venezuelan subsidiaries mainly as a consequence of the local currency devaluation, which was not considered recoverable for tax purposes in 2017.

During the three-month period ended September 30, 2017 as compared to the same period in 2016, income tax decreased by $4.4 million mainly as a consequence of higher pre-tax losses recorded in Mexico and lower pre-tax tax gains recorded in Brazil during 2017 (as a result mainly of an increase in our operating costs); partially offset by a higher income tax expense in our Argentinean subsidiaries during the third quarter of 2017, as compared to the same period in 2016, due to a higher pre-tax in 2017 and because, in the comparative quarter, we applied tax holiday granted to Neosur S.R.L. and Business Vision S.A. retroactively to be effective as of September 18, 2014.

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

The following table summarizes our blended and effective tax rates for the nine and three-month periods ended September 30, 2017 and 2016:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2017	2016	2017	2016
Blended tax rate	31.4%	27.8%	24.5%	25.6%
Effective tax rate	43.8%	31.4%	36.3%	28.0%

Our blended tax rate for the nine-month period ended September 30, 2017 increased as compared to the same period in 2016 mainly due to: i) the devaluation loss recorded in our Venezuelan subsidiaries as described above which was not considered recoverable for tax purposes in 2017; and ii) a higher increase in our pre-tax gains in our Brazilian subsidiaries as compared with other locations, which are taxable at a higher tax rate.

Our blended tax rate for the three-month period ended September 30, 2017 decreased as compared to the same period in 2016 mainly due to: i) an increase in our pre-tax losses in our Mexican subsidiaries as compared with other locations, which are taxable at a higher tax rate; and ii) a decrease in our pre-tax gains in our Brazilian subsidiaries as compared with other locations, which are taxable at a higher tax rate, partially offset by a higher income tax expenses in Argentina as described above.

Our effective tax rate for the nine and three-month periods ended September 30, 2017 increased as compared to the same period in 2016 mainly due to an increase in our pre-tax losses in our Mexican subsidiaries, which reduce our consolidated pre-tax gain without any corresponding recognition of provision for income taxes.

The following table sets forth our effective income tax rate on a segment basis for the nine and three-month periods ended September 30, 2017 and 2016:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2017	2016	2017	2016
Effective tax rate by country
Argentina	21.1%	20.2%	18.8%	21.2%
Brazil	29.3%	26.1%	23.6%	23.5%
Venezuela	-0.8%	-0.6%	-3.0%	20.9%
Mexico	-0.2%	-9.0%	0.4%	-6.3%

The increase in the effective income tax rate in our Argentine subsidiaries during the nine-month period ended September 30, 2017 as compared to the same period in 2016 was mainly related to higher temporary differences in the current period. The decrease in the effective income tax rate in our Argentine subsidiaries during the three-month period ended September 30, 2017 as compared to the same periods in 2016, was mainly related to lower temporary differences in the current period.

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

On September 17, 2015, the Argentine Industry Secretary approved our application for eligibility under the new software development law for our Argentinean subsidiary, Mercadolibre S.R.L. Furthermore, on September 18, 2016, the Argentine Industry Secretary approved our application for eligibility under the new software development law for our Argentinean subsidiaries, Neosur S.RL. and Business Vision S.A. As a result, our Argentinean subsidiaries have been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained as beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

Our benefits under the software development law will expire on December 31, 2019. As a result of our eligibility under the new law, we recorded an income tax benefit of $17.7 million and $6.4 million during the nine and three-month periods ended September 30, 2017, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.40 and $0.14 for the nine and three-month periods ended September 30, 2017, respectively. Furthermore, we recorded a labor cost benefit of $5.5 million and $2.0 million during the nine and three-month periods ended September 30, 2017, respectively. Additionally, $1.6 million and $0.6 million were accrued to pay software development law audit fees during the nine and three-month periods ended September 30, 2017, respectively. During the nine-month period ended September 30, 2016, we recorded an income tax benefit of $16.0 million, a labor cost benefit of $4,2 million and $1.4 million were accrued to pay software development law audit fees. Additionally, during the third quarter of 2016, we recorded an income tax benefit of $6.8 million, a labor cost benefit of $2.2 million and $0.6 million were accrued to pay software development law audit fees. Aggregate per share effect of the Argentine tax holiday amounted to $0.46 and $0.20 for the nine  and three-month periods ended September  30, 2016, respectively

The increase in our Brazilian effective income tax rate for the nine-month periods  ended September 30, 2017 as compared to the same periods in 2016, was mainly related to higher temporary differences in the current period. There is no significant variation in the effective income tax rate for the three-month period ended September 30, 2017 as compared to the same period in 2016.

For the nine and three-month periods ended September 30, 2017 and 2016, our Venezuelan effective income tax rate was driven mainly by losses recorded in our Venezuelan subsidiaries related to impairment of long-lived assets and foreign exchange losses, which generated net loss before income tax; except for the third quarter of 2016 which generated pre-tax gains. The loss carryforwards generated in Venezuela were considered not recoverable for tax purposes.

The increase in our Mexican effective income tax rate for the nine and three-month periods ended September 30, 2017 as compared with the same periods in 2016, is due to the higher pre-tax losses recorded during 2017 (as a result mainly of an increase in our operating costs) without any corresponding impact in our provision for income taxes.

We do not expect the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions, except for percentages)	Nine-month Period Ended September 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 569.3	$ 250.7	$ 58.3	$ 38.3	$ 44.5	$ 961.1
Direct costs	$ (390.0)	$ (151.0)	$ (95.7)	$ (16.8)	$ (37.1)	$ (690.6)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	(2.8)
Direct contribution	179.3	99.7	(37.4)	18.7	7.4	267.7
Margin	31.5%	39.8%	-64.1%	48.7%	16.6%	27.9%

	Nine-month Period Ended September 30, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 311.4	$ 185.9	$ 34.4	$ 26.5	$ 30.0	$ 588.1
Direct costs	$ (188.8)	$ (105.2)	$ (29.0)	$ (12.7)	$ (21.3)	$ (357.0)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	(13.7)
Direct contribution	122.7	80.7	5.4	0.0	8.7	217.4
Margin	39.4%	43.4%	15.6%	0.2%	29.0%	37.0%

	Change from the Nine-month Period Ended September 30, 2016 to September 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 257.9	$ 64.8	$ 23.9	$ 11.9	$ 14.5	$ 373.0
in %	82.8%	34.9%	69.7%	44.9%	48.3%	63.4%
Direct costs
in Dollars	$ (201.2)	$ (45.8)	$ (66.7)	$ (4.1)	$ (15.8)	$ (333.6)
in %	106.6%	43.5%	229.9%	32.7%	74.1%	93.5%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 10.9	$ —	$ 10.9
in %	0.0%	0.0%	0.0%	-79.3%	0.0%	-79.3%
Direct contribution
in Dollars	$ 56.7	$ 19.1	$ (42.7)	$ 18.6	$ (1.3)	$ 50.3
in %	46.2%	23.6%	-795.6%	43274.4%	-15.0%	23.1%

(In millions, except for percentages)	Three-month Period Ended September 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 229.5	$ 91.3	$ 22.6	$ 9.8	$ 17.5	$ 370.7
Direct costs	(182.9)	(56.2)	(36.0)	(4.6)	(14.4)	(294.1)
Direct contribution	46.6	35.1	(13.4)	5.2	3.1	76.6
Margin	20.3%	38.4%	-59.4%	53.0%	17.8%	20.7%

	Three-month Period Ended September 30, 2016(*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 131.0	$ 70.0	$ 11.8	$ 6.9	$ 11.2	$ 230.8
Direct costs	(77.0)	(39.0)	(10.4)	(3.5)	(7.9)	(137.8)
Direct contribution	54.0	31.0	1.5	3.4	3.2	93.1
Margin	41.2%	44.2%	12.3%	49.7%	28.9%	40.3%

	Change from the Three-month Period Ended September 30, 2016 to September 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 98.5	$ 21.3	$ 10.8	$ 2.9	$ 6.4	$ 139.8
in %	75.2%	30.5%	91.4%	41.6%	56.9%	60.6%
Direct costs
in Dollars	$ (105.8)	$ (17.2)	$ (25.7)	$ (1.1)	$ (6.5)	$ (156.3)
in %	137.4%	44.0%	248.1%	32.4%	81.4%	113.4%
Direct contribution
in Dollars	$ (7.4)	$ 4.1	$ (14.9)	$ 1.7	$ (0.1)	$ (16.4)
in %	-13.7%	13.4%	-1023.9%	51.0%	-3.5%	-17.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the nine and three-month period ended September 30, 2017 as compared to the same period in 2016, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs

Brazil

For the nine-month period ended September 30, 2017 as compared to the same period in 2016, direct costs increased by 106.6%, mainly driven by: i) a 140.6% increase in cost of net revenues, mainly attributable to an increase in shipping costs, collection fees as a consequence of higher transactions volume of our MercadoPago business, sales tax and salaries and wages; ii) a 81.7% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, salaries and wages, chargebacks from credit cards due to the increase in our MercadoPago volume and buyer protection program expenses; iii)  a 39.7% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses and; iv)  a 33.6% increase in general and administrative expenses, mainly attributable to an increase in salary and wages and legal fees.

For the three-month period ended September 30, 2017 as compared to the same period in 2016, direct costs increased by 137.4%, mainly driven by: i) a 178.4% increase in cost of net revenues, mainly attributable to an increase in shipping costs, collection fees as a consequence of higher transactions volume of our MercadoPago business, sales tax and salaries and wages related to customer service; ii) a  120.7% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, chargebacks from credit cards due to increase in our MercadoPago volume and salaries and wages; iii) a 36.3% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses; and iv) a 19.5%  increase in general and administrative expenses, mainly attributable to an increase in depreciation and amortization expenses and legal fees.

Argentina

For the nine-month period ended September 30, 2017 as compared to the same period in 2016, direct costs increased by 43.5%, mainly driven by: i) a 75.5% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, buyer protection program expenses and chargebacks from credit cards due to increase in our MercadoPago volume; ii) a 68.4% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; iii) a 37.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher operation volume of MercadoPago business, customer support costs and sales taxes. This increase was partially offset by a 3.7% decrease in general and administrative expenses.

For the three-month period ended September 30, 2017 as compared to the same period in 2016, direct costs increased by 44.0%, mainly driven by: i) a 111.9% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, buyer protection program expenses and chargebacks from credit cards due to increase in our MercadoPago volume; ii) a 58.9% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; iii) a 39.5% increase in general and administrative expenses mainly attributable to an increase in salaries and wages and other general and administrative expenses; and iv) a 30.0% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher operation volume of MercadoPago business, customer support costs and sales taxes.

Mexico

For the nine-month period ended September 30, 2017 as compared to the same period in 2016, direct costs increased by 229.9%, mainly driven by: i) a 358.3% increase in cost of net revenues, mainly attributable to an increase in shipping costs ,collection fees as a consequence of higher penetration of our MercadoPago business and customer support costs; ii) a 236.8% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses; and iii) a 21.0% increase in general and administrative expenses. This increase was partially offset by a 10.3% decrease in product and technology development expenses, mainly attributable to a decrease in salaries and wages.

For the three-month period ended September 30, 2017 as compared to the same period in 2016, direct costs increased by 248.1%, mainly driven by: i) a 421.7% increase in cost of net revenues, mainly attributable to an increase in shipping costs, collection fees due to higher MercadoPago penetration and customer support costs; ii) a  205.8% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses and chargebacks from credit cards due to increase in our MercadoPago volume; iii) a 31.9% increase in general and administrative expenses and; iv) a 22.3% increase in product and technology development expenses, mainly attributable to depreciation and amortization.

Venezuela

During second quarter of 2016 and the second quarter of 2017, we recorded an impairment of long-lived assets of $13.7 million and $2.8 million respectively in our Venezuelan subsidiaries.

For the nine-month period ended September 30, 2017 as compared to the same period in 2016, direct costs increased by 32.7%, mainly driven by: i) a 47.7% increase in cost of net revenues that was mainly attributable to an increase in customer support costs and collection fees due to higher MercadoPago penetration and certain new taxes on payment business; ii) a 28.1% increase in product and technology development expenses attributable to an increase in depreciation and amortization expenses; iii) a 13.2% increase in general and administrative expenses; and iv) a 10.1% increase in sales and marketing expenses, mainly due to an increase in the buyer protection program and bad debt expenses

For the three-month period ended September 30, 2017 as compared to the same period in 2016, direct costs increased by 32.4%, mainly driven by: i) a 63.2% increase in product and technology development expenses, mainly attributable to an increase in depreciation and amortization expenses; ii) a 36.6% increase in cost of revenues, mainly attributable to an increase in customer support costs, collection fees and sales taxes; and iii) a 29.2% in sales and marketing expenses, mainly due to increases in the buyer protection program, bad debt expenses. This increase was partially mitigated by a 10.6% decrease in general and administrative expenses.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interest payments on our Convertible Notes.

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

As of September 30, 2017, our main source of liquidity, amounting to $636.4 million of cash and cash equivalents and short-term investments and $45.6 million of long-term investments, was provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

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

As of September 30, 2017, cash and investments of our foreign subsidiaries amounted to $481.8 million, or 70.6% of our consolidated cash and investments, and approximately 62.3% of our consolidated cash and investments were held outside the U.S., mostly in Brazil and Argentina. Our strategy is to reinvest the undistributed earnings of our foreign operations in those operations and to distribute dividends when they can be offset with available tax credits. We do not expect a material impact in any repatriation of undistributed earnings of foreign subsidiaries on our operations since the taxable domestic gains generated by any dividend distributions will be mostly offset with foreign tax credits that arise from income tax paid in our foreign operations, which we are allowed to compute for domestic income tax purposes.

In the event we change the way we manage our business, our working capital needs could be funded, as we did in the past, through a combination of the sale of credit card coupons to financial institutions and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2017 and 2016:

	Nine-month Periods Ended
	September 30, (*)
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$ 242.4	$ 147.7
Investing activities	91.8	(91.9)
Financing activities	(78.3)	(20.4)
Effect of exchange rates on cash and cash equivalents	(28.8)	(14.3)
Net increase in cash and cash equivalents	$ 227.1	$ 21.1

  (*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Nine-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 242.4	$ 147.7	$ 94.7	64.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $94.7 million increase in net cash provided by operating activities during the nine-month period ended September 30, 2017, as compared to the same period in 2016, was primarily driven by a $57.9 million increase in accounts payable and accrued expenses and a  $51.3 million increase in funds payable to customers of MercadoPago partially offset by a $ 20.7 decrease in credit card receivables.

Net cash used in investing activities

	Nine-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Investing activities	$ 91.8	$ (91.9)	$ 183.7	-199.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash provided by investing activities in the nine-month period ended September 30, 2017 resulted mainly from purchases of investments of $3,180.6 million, which was offset by proceeds from the sale and maturity of investments of $3,371.5 million, as part of our financial strategy. We used $ 47.0 million in principal of loans receivable granted to merchants and consumers under our MercadoCredito solution, $39.3 million in the purchase of property plant and equipment (mainly in information technology in Argentina, Brazil and the United States) and $12.8 million in advances for property and equipment.

Net cash used in financing activities

	Nine-month Periods Ended		Change from 2016
	September 30,		to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (78.3)	$ (20.4)	$ (57.9)	284.1%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2017, our primary use of cash was to fund $ 67.3 million for the 2017 Capped Call Transactions, $19.9 million in cash dividends and $4.3 million for the payments on loans payable and other financing. In addition, we generated $13.2 million proceeds from the issuance of loans.

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

As of September 30, 2017, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on October 1, 2017 and ending on December 31, 2017. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the amount due upon conversion of the Notes.

From October 1 to the date of issuance of this form, no additional conversion request were made.

The total estimated fair value of the Notes was $687.9 million and $458.8 million as of September 30, 2017 and December 31, 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. Based on the $258.9 closing price of the Company’s common stock on September 30, 2017, the if-converted value of the Notes exceeded their principal amount by approximately $348.0 million.

Capped Call Transactions

The net proceeds from the Notes were approximately $321.7 million after considering the transaction costs in an amount of $8.3 million. In connection with the issuance of the Notes, we paid approximately $19.7 million in June 2014 to enter into privately negotiated capped call transactions with respect to our common stock with certain financial institutions (the “2014 Capped Call Transactions”). In September 2017, we paid $67.3 million (including transaction expenses) to enter into additional privately negotiated capped call transactions with certain financial institutions (the “2017 Capped Call Transactions”; and together with the 2014 Capped Call Transactions, the “Capped Call Transactions”). The 2017 Capped Call Transactions are in addition to the 2014 Capped Call Transactions and have a higher strike price and cap price. The 2014 Capped Call Transactions have a cap price of approximately $155.78 per common share and the 2017 Capped Call Transactions have a cap price of approximately $366.06 per common share. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions. The strike price of the 2014 Capped Call Transactions was initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes. The strike price of the 2017 Capped Call Transactions was initially set at $295.67 per common share. The Capped Call Transactions are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion, up to the applicable cap price.

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

On March 2, 2017, the Board of Directors approved a change to the Company’s dividend policy for providing for a fixed quarterly dividend payment in 2017 of $0.150 per share ($0.600 per share annually). The new dividend policy took effect following the payment of the $0.150 per share dividend declared by the Board of Directors of the Company, which was paid on April 17, 2017 to shareholders of record as of the close of business on March 31, 2017.

On May 2, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on the Company´s outstanding shares of common stock. The second quarterly dividend was paid on July 14, 2017 to stockholders of record as of the close of business on June 30, 2017.

On July 31, 2017, the Board of Directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. The third quarterly dividend was paid on October 16, 2017 to stockholders of record as of the close of business on September 30, 2017.

On October 31, 2017, our board of directors approved a quarterly cash dividend of $6,624 thousands (or $0.150 per share) on our outstanding shares of common stock. This quarterly dividend is payable on January 16, 2018 to stockholders of record as of the close of business on December 31, 2017.

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

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment, intangible assets and acquired business) for the nine-month periods ended September 30, 2017 and 2016 amounted to $52.1 million and $69.0 million, respectively.

During the nine-month period ended September 30, 2017 we invested $32.9 million in Information Technology in Brazil, Argentina, the United States and Mexico, and $2.3 million in our Brazilian and Argentinean offices.

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

Off-balance sheet arrangements

As of September 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently issued accounting pronouncements

See Item 1 of Part I, “Unaudited Interim Condensed Consolidated Financial Statements-Note 2-Summary of significant accounting policies-Recently issued accounting pronouncements.”

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we use foreign exchange (“FX”) neutral measures as non-GAAP measure.

This non-GAAP measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. This non-GAAP financial measure should only be used to evaluate our results of operations in conjunction with the most comparable U.S. GAAP financial measures.

Reconciliation of this non-GAAP financial measure to the most comparable U.S. GAAP financial measure can be found in the table included in this quarterly report.

We believe that reconciliation of FX neutral measures to the most directly comparable GAAP measure provides investors an overall understanding of our current financial performance and its prospects for the future. Specifically, we believe this FX neutral non-GAAP measure provide useful information to both management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2017:

	Nine-months Periods Ended September 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 961.1	$ 588.1	63.4%	$ 1,024.8	$ 588.1	74.3%
Cost of net revenues	(444.9)	(214.0)	107.9%	(449.5)	(214.0)	110.1%
Gross profit	516.2	374.1	38.0%	575.3	374.1	53.8%

Operating expenses:	(392.6)	(244.0)	60.9%	(413.1)	(244.0)	69.3%
Impairment of Long-Lived Assets	(2.8)	(13.7)	-79.3%	(2.8)	(13.7)	-79.3%
Total operating expenses	(395.4)	(257.7)	53.4%	(415.9)	(257.7)	61.3%
Income from operations	120.9	116.4	3.9%	159.4	116.4	37.0%

(*) The table above may not total due to rounding.

	Three-months Periods Ended September 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2017	2016	Percentage Change	2017	2016	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 370.7	$ 230.8	60.6%	$ 414.0	$ 230.8	79.4%
Cost of net revenues	(194.8)	(85.2)	128.7%	(202.0)	(85.2)	137.1%
Gross profit	175.8	145.6	20.7%	212.0	145.6	45.6%

Operating expenses	(148.3)	(91.9)	61.3%	(160.9)	(91.9)	75.0%
Income from operations	27.5	53.7	-48.7%	51.2	53.7	-4.8%

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

Foreign currencies

As of September 30, 2017, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency, except for our Venezuelan subsidiaries, which use the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of September 30, 2017, the total cash and cash equivalents denominated in foreign currencies totaled $255.0 million, short-term investments denominated in foreign currencies totaled $167.2 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $487.2 million. As of September 30, 2017, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of September 30, 2017, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $214.2 million and our U.S. dollar-denominated long-term investments totaled $45.6 million.

For the nine-month period ended September 30, 2017, we had a consolidated loss on foreign currency of $19.5 million primarily as a result of a $25.5 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela, partially offset by a $ 4.2 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position in México and a $1.9 million gain arising from the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina.

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

The following table sets forth the percentage of consolidated net revenues by segment for the nine and three-month periods ended September 30, 2017 and 2016:

	Nine-months Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2017	2016	2017	2016
Brazil	59.2%	53.0%	61.9%	56.7%
Argentina	26.1	31.6	24.6	30.3
Mexico	6.1	5.8	6.1	5.1
Venezuela	4.0	4.5	2.6	3.0
Other Countries	4.6	5.1	4.7	4.8

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the nine-month period ended September 30, 2017:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 1,067.8	$ 961.1	$ 873.8
Expenses	(933.7)	(840.2)	(763.8)
Income from operations	134.1	120.9	110.0

Other expenses and income tax related to P&L items	(21.0)	(19.9)	(19.0)

Foreign Currency impact related to the remeasurement of our Net Asset position	(21.5)	(19.5)	(17.8)
Net income	91.7	81.5	73.2

Total Shareholders' Equity	$ 457.9	$ 406.2	$ 365.9

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

During the nine and three-month period ended September 30, 2017, we did not enter into any such hedging transaction.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations. As of September 30, 2017, monetary assets and liabilities in BsF were re-measured to the U.S. dollar using the DICOM closing exchange rate of 41,478.0 BsF per U.S. dollar.

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

In order to assist investors in their overall understanding of the impact on our Venezuelan segment reporting, we developed a scenario that considers a 1240% additional devaluation over the DICOM rate as of the date of this report, applied for the period starting on January 1, 2017 to September 30, 2017. These disclosures may help investors to project sensitivities, on segment information captions, to devaluations of whatever order of magnitude they choose by simple arithmetic calculations. The information is just a scenario and does not represent a forward-looking statement about our expectations or projections related to future events in Venezuela. The investors and other readers or users of the financial information presented in this caption are cautioned not to place undue reliance on this scenario. This information is not a guarantee of future events.

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

The table below provides specific sensitivity information of our Venezuelan segment reporting for the period indicated assuming approximately a 1240% additional devaluation over the DICOM rate as of the date of this report, applied for the period starting on January 1, 2017 to September 30, 2017:

	Nine-month period ended September 30, 2017		Three-month period ended September 30, 2017
	Actual (*)	Sensitivity(**) (**)	Actual (*)	Sensitivity (**)
	(In million)		(In million)
Net revenues	$38.3	$1.3	$9.8	$0.7
Direct costs	(16.8)	(5.4)	(4.6)	(1.8)
Direct contribution before impairment of Long-lived assets	$21.5	$(4.1)	$5.2	$ (1.0)
Direct Contribution Margin before impairment %	56.1%	-314.6%	53.0%	-144.8%
Non-current other assets impairment	(2.8)	(2.8)	-	-
Direct Contribution after impairment	18.7	$(7.0)	5.2	$(1.0)
Direct Contribution Margin after impairment %	48.7%	-530.7%	53.0%	-144.8%

(*) As reported.

(**) Computing a hypothetical devaluation of the Venezuelan segment from January 1 to September 30, 2017 assuming an exchange rate of 41,478.0 BsF per U.S. dollar (1240% of the exchange rate as of September 30, 2017).

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

Argentine Segment

As of September 30, 2017, the Argentine Peso exchange rate against the U.S. dollar was 17.3.

Had a hypothetical devaluation of 10% of the Argentine peso against the U.S. dollar occurred on September 30, 2017, the reported net assets in our Argentine subsidiaries would have decreased by approximately $20.6 million with a related impact on Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $0.4 million in our Argentine subsidiaries.

Brazilian Segment

As of September 30, 2017, the Brazilian Reais exchange rate against the U.S. dollar was 3.2.

Had a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar occurred on September 30, 2017, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $10.4 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $2.1 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of September 30, 2017, MercadoPago’s receivables totaled $406.9 million.  Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of September 30, 2017, loans granted under our MercadoCredito solution totaled $51.8 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2017, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.52%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of September 30, 2017 could decrease (increase) by approximately $1.0 million.

As of September 30, 2017, our short-term investments amounted to $175.2 million and our long-term investments amounted to $45.6 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

At September 30, 2017, the total contractual obligation fair value of our 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 LTRP Variable Award Payment obligation amounted to $67.4 million. As of September 30, 2017, the accrued liability related to the 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 Variable Award Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $38.5 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 LTRP Variable Award Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of September 30, 2017
		MercadoLibre, Inc	2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017
		Equity Price	variable LTRP contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		372.04	94,320
30%		345.47	87,583
20%		318.89	80,846
10%		292.32	74,109
Static	(*)	265.74	67,372
-10%		239.17	60,634
-20%		212.59	53,897
-30%		186.02	47,160
-40%		159.45	40,423

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 7 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of September 30, 2017, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 3, 2017.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
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