Form 10-K
period 2017-12-31
MERCADOLIBRE INC
filed 2018-02-23
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2017, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Market on June 30, 2017) was approximately $8,522,234,542. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2017 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2018, there were 44,157,364 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2018, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate and their possible impact on our business,  and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of e-commerce and Internet usage in Latin America;
•	our ability to expand our operations and adapt to rapidly changing technologies;
•	our ability to attract new customers, retain existing customers and increase revenues;
•	the impact of government and central bank and other regulations on our business;
•	litigation and legal liability;
•	systems interruptions or failures;
•	our ability to attract and retain qualified personnel;
•	consumer trends;
•	security breaches and illegal uses of our services;
•	competition;
•	reliance on third-party service providers;
•	enforcement of intellectual property rights;
•	seasonal fluctuations;
•	political, social and economic conditions in Latin America.

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

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is one of the largest online commerce ecosystem in Latin America. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions. We are a market leader in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on number of unique visitors and page views. We also operate online commerce platforms in the Dominican Republic, Honduras, Nicaragua, Salvador, Panama, Bolivia, Guatemala, Paraguay and Portugal.

Through our platform, we provide buyers and sellers with a robust environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 635 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer technological and commercial solutions that address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Chile, Uruguay and Perú. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, we launched MercadoCredito, which is designed to extend loans to specific merchants and consumers. Our MercadoCredito solution allows us to deepen our engagement with our merchants, in Argentina, Brazil and Mexico and consumers in Argentina, by offering them additional services and is currently available.

To further enhance our suite of e-commerce services, we launched the MercadoEnvios shipping program in Brazil, Argentina, Mexico, Colombia and Chile. Through MercadoEnvios, we arrange for third-party shipping providers to fulfill their sales. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of December 31, 2017 we also offer free shipping to buyers in Brazil, Mexico, Chile and Colombia.

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

MercadoLibre also develops and sells enterprise software solutions to e-commerce business clients in Brazil.

As further described in Note 2 to our audited consolidated financial statements, effective as of December 1, 2017, we determined that we no longer meet the accounting criteria for control of our subsidiaries in Venezuela as a result of Venezuela’s recent selective default determination, restrictive exchange controls, suspension of foreign exchange market and the worsening in Venezuela macroeconomic environment that have significantly impacted the Company’s ability to make key financial decisions with respect to our Venezuelan subsidiaries. As a result, we deconsolidated our Venezuelan subsidiaries effective as of December 1, 2017, recorded an impairment of its investments in Venezuela, including net assets, intercompany balances and intangible assets and began reporting the results under the cost method of accounting. As of December 1, 2017, the Company no longer includes the balances, results of operations and cash flows of the Venezuelan subsidiaries in its consolidated financial statements.

History of MercadoLibre

In March 1999, Marcos Galperin, our co-founder and Chief Executive Officer, wrote our business plan while working towards his master’s degree in business administration at Stanford Business School. Shortly thereafter, he began to assemble a team of professionals to implement it. We were incorporated in Delaware in October 1999.

We commenced operations in Argentina in August 1999 and subsequently began operations in other countries as well. Since our inception, we have grown both organically and through selective acquisitions. The following table shows the timeline of different launches and events in each country:

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

We have grown in part through certain acquisitions since our inception, including of certain operations of DeRemate.com in 2005 and, more recently, Inmobiliaria Web, Business Vision S.A., KPL Soluções Ltda and Metros Cúbicos, S.A. de C.V.

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

In December 2017, we acquired 100% of the issued and outstanding shares of capital stock of E-Commet Software Ltda., a Brazilian software development company, for the purchase price of $8.7 million. The objective of this acquisition was to enhance our software development capabailities.

Our strategy

Our main focus is to serve people in Latin America by enabling wide access to retail and payments e-commerce services, providing compelling technology based solutions that democratize commerce and money, thus contributing to the development of a large and growing digital economy in a region with a population of over 635 million people and one of the fastest-growing Internet penetration rates in the world.

We serve our buyers by giving them access to a broad and affordable variety of products and services, a selection we believe to be larger than otherwise available to them via other online and offline sources serving our Latin American markets. We believe we serve our sellers by giving them access to a larger and more geographically diverse user base at a lower overall cost and investment than offline venues serving our Latin American markets. Additionally, we provide payment settlement services to facilitate such transactions, and advertising solutions to promote them.  We also serve our users by making capital more accessible through different credit products, fostering entrepreneurship and social mobility, with the goal of creating significant value for our stakeholders.

More broadly, we strive to make inefficient markets more efficient through technology and in that process generate value for our stockholders.

To achieve these objectives, we intend to pursue the following strategies:

•

Continue to improve shopping experience for our users. We intend to continually enhance our e-commerce ecosystem in order to better serve individuals, brands, retailers and other businesses that want to buy or sell goods and services online in a convenient, simple and safe way. We are committed to continue investing to develop new tools and technologies that facilitate web and mobile commerce on our platform. Within our constant focus on innovation, a key component of user experience is the vertical solutions we offer across key categories.  We will continue to focus on improving the functionality of our websites and apps, driving increased usage of our payments and shipping solutions to deliver a more efficient and safe shopping experience and providing our users with the help of a dedicated customer support department.  We will continue to focus on increasing purchase frequency and transaction volumes from our existing users, including the development of our MercadoLider loyalty program for high-volume sellers, and our MercadoPuntos loyalty program for frequent buyers.

•

Continue to grow our business and maintain market leadership. We have focused and intend to continue to focus on growing our business and achieving as many scale related competitive advantages by focusing on top line growth and strengthening our position as a preferred commerce and payments platform in each of the markets in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our business in new countries and entering new category segments, by launching new transactional business lines, and through potential strategic acquisitions of key businesses and assets.

•

Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) offering additional product categories in our marketplace, (b) expanding our presence in vehicle, real estate and services classifieds, (c) maximizing utilization of MercadoPago on our platform and expanding off-platform in online and offline transactions, (d) maximizing utilization of MercadoEnvios, (e) expanding our MercadoCrédito service, (f) offering enterprise software solutions to our online commerce business clients and (g) expanding our advertising offerings. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches in the future.

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

During 2017, visitors to our website were able to browse over 114.2 million Marketplace listings daily, organized by country, in over 1,461 different product categories. We believe that we have achieved a critical mass of active buyers, sellers and product listings in most of the countries where we operate and that our business can be readily scaled to handle increases in our user base and transaction volume. At December 31, 2017, we had over 211.9 million confirmed registered MercadoLibre Marketplace users, up from 174.2 million and 144.6 million at December 31, 2016 and 2015, respectively. During 2017, in our Marketplace, we had 10.1 million unique sellers, 33.7 million unique buyers and 270.1 million Successful Items sold as compared to i) 7.6 million unique sellers, 27.7 million unique buyers and 181.2 million successful items sold during 2016 and ii) 6.2 million unique sellers, 23.6 million unique buyers and 128.4 million successful items sold during 2015. Finally, our Marketplace gross merchandise volume (“GMV”) was $11.7 billion in 2017, as compared to $8.0 billion in 2016 and $7.2 billion in 2015. See Item 6 of Part II, “Selected Financial Data-Other data” for details on the measures described in this paragraph.

Additionally, during 2017, we launched a loyalty program called “Mercado Puntos” in Brazil, Mexico, Colombia and Chile. This program allows buyers to accumulate points for each purchase made on our platform, and grants access to certain benefits as buyers advance through levels. Currently, the benefit consists of free shipping services for future purchases.

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

In 2017, MercadoLibre visitors were able to browse an average of 4.0 million classifieds listings daily, including 3.1 million in Real Estate, 0.8 million in motors, and 0.1 million in services per day. During 2017, we had a total of 4.7 million unique sellers and 28.9 million paid listings through the MercadoLibre Classifieds Service, as compared to i) 2.9 million unique sellers and 27.2 million paid listings during 2016 and ii) 2.4 million unique sellers and 15.2 million paid listings during 2015.

MercadoPago Payments Service

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

MercadoPago is also available in these countries for purchases of goods and services outside the MercadoLibre Marketplace, as an open online payment service. The off platform service is designed to meet the growing demand for Internet-based payments systems in Latin America. Users are able to transfer money to other users and to incorporate MercadoPago as a means of payment on their independent websites. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS, Android and other mobile operating systems. MercadoPago allows merchants who are not registered with the MercadoLibre Marketplace to receive payments as long as they registered with MercadoPago. It also allows consumers to pay MercadoPago-registered merchants either by registering with MercadoPago or by providing their credit card information as a “guest user”.

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

In July 2015, MercadoPago launched a mobile point of sale service in Brazil that allows merchants or individuals to process physical credit and debit cards, either by reading the chip and entering the personal identification number, or PIN, of the card or by swiping it, depending on the type of card. This service was also launched in Mexico and Argentina in 2016.

During the year ended December 31, 2017, our on-platform users spent $9,628 million using MercadoPago, which represented 81.9% of our gross merchandise volume for that year. During the year ended December 31, 2016, our on-platform users spent $5,627 million using MercadoPago, which represented 69.9% of our gross merchandise volume for the year. During the year ended December 31, 2015, our on-platform users spent approximately $3,765 million using MercadoPago, which represented 52.6% of our gross merchandise volume for that year.

We seek to increase the adoption and penetration of MercadoPago among MercadoLibre Marketplace users. In the countries where MercadoPago was available, as of December 31, 2017,  approximately 99.8%  of the MercadoLibre Marketplace listings accepted MercadoPago for payments and 93.2% of our total GMV in these countries was processed through MercadoPago. Starting in Brazil in January 2010, in Argentina in March 2010, in Mexico in April 2011, in Venezuela in July 2012, in Colombia in November 2013, in Perú in June in 2016 and in Uruguay in November 2016, all paid listings on the MercadoLibre Marketplace (excluding free listings and classifieds) were required to offer MercadoPago.

Finally, during the fourth quarter of 2016, we launched MercadoCredito in Argentina, which is designed to extend loans to specific merchants and consumers. During 2017, MercadoCredito also launched in Brazil and Mexico. Our MercadoCredito solution allows us to deepen our engagement with our merchants, in Argentina, Brazil and Mexico and consumers in Argentina, by offering them additional services. As of December 31, 2017, we extended approximately $127.5 million in credit to merchants and consumers, of which $73.4 million were outstanding.

MercadoEnvios Shipping Service

MercadoEnvios is a shipping service for marketplace users, available in Brazil, Argentina, Mexico, Colombia and Chile. Through MercadoEnvios, we offer a cost-efficient integration with third-party logistic and shipping carriers to sellers on our platform. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

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

Marketing

Our marketing strategy is designed to grow our platform by promoting the Mercado Libre brand, attracting new users and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading online channels across Latin America, paid and organic positioning in leading search engines, email marketing, onsite marketing and presence in offline events. Our expenditures in marketing activities were $175.2 million during 2017, $72.0 million during 2016 and $58.5 million during 2015.

Specifically, we rely mostly on online advertising to promote our brand and attract potential buyers and sellers to our websites. To summarize, we focus on the following key marketing initiatives:

•

Search: Mercado Libre advertises on the top search engines in each of our key markets. Our investment is focused on obtaining a position that allows our ads to maximize the number of views, and clicks from our intended target audience.

•

Display: Mercado Libre is an active participant in the main display-ad networks across the region. These networks include, but are not limited to Google Display Network and Facebook. Our company uses the display networks to run branding, prospecting and retargeting strategies.

•	Email and Push Notifications: We use our user base to target ad-hoc advertisements designed as a retargeting tool as well as to push key selling events throughout the year.
•	On-site: We use our own platform's real estate to promote key selling events as well as always-on actions designed to showcase certain categories and or selected items.
•	Offline: When appropriate, we promote key selling events on radio and TV. In addition, we organize public relation events to promote our brand and reputation where we see opportunities.

During 2017, we continued to showcase our regional brand campaign “Never Stop Searching”. As part of these efforts, we continued to display our 8 best-performing video spots produced in 2016 that were designed for and released in digital media. We consider digital media as an important channel to reach millennials, our target market, and find it more cost-effective than TV. As a result of this branding strategy, we continue to see significant growth in direct traffic.

In addition to our branding videos, we also ran video advertisements in Mexico, Colombia and Chile designed to improve awareness of some of the functional attributes of our product such as free shipping (for qualifying purchases), and our buyer protection program. This campaign ran mainly across digital media, but did air on TV and radio in some locations.

Product development

At December 31, 2017, we had 1,655 employees on our information technology and product development staff, an increase from 429 employees at December 31, 2016, due to new hires and as a consequence of improvements in our ecosystem products such as MercadoCredito, our loyalty pogram and MercadoEnvios, which increased our information technology and product development staff. We incurred product development expenses (including salaries) in the amount of $127.2 million in 2017, $98.5 million in 2016 and $76.4 million in 2015. We also incurred information technology capital expenditures, including software licenses, amounting to $51.4 million in 2017, $33.1 million in 2016 and $25.8 million in 2015.

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

We develop most of our software technology in-house. Since our inception, we have had a development center in Buenos Aires where we concentrate the majority of our development efforts. In June 2007, we launched a second development center in the province of San Luis in Argentina. The center is a collaborative effort with the Technological University of La Punta. In this effort, the University offers us access to dedicated development facilities and a recruiting base for potential employees. In 2012, we opened our newest development center in Aguada Park, Montevideo, Uruguay, which is dedicated to software development activities. Since 2013, we also have a development center in the Province of Córdoba, Argentina. We also have other research and/or development centers in Brazil and Chile.

From 2014 to 2017, we have acquired various software development companies in Argentina and Brazil that have enhanced our software development capabilities.

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

Competition

The online commerce market is rapidly evolving and highly competitive, and we expect competition to intensify even further in the future. Barriers-to-entry for large, established Internet companies are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. While we are currently a market leader in a number of the markets in which we operate, we currently or potentially compete with a limited number of marketplace operators, such as Amazon and Rakuten in Brazil and Amazon in  México. We also compete with businesses that offer business-to-consumer online e-commerce services such as pure play Internet retailer Submarino (a website of B2W Inc.), Cnova, Aliexpress or others with a focus on specific vertical categories, such as Netshoes, which focuses on sports & apparel and Dafiti, which focuses on fashion.

There are also a growing number of brick and mortar retailers that have launched online offerings such as Americanas (a website of B2W Inc), Casas Bahia, Walmart, Fravega, Garbarino and Falabella, and shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In the classified advertising market we compete with regional players such as OLX and Viva  Street, and with local players such as Webmotors and Zap, which have strong positions in certain markets in which we operate.

In addition, we face competition from a number of large online communities and services that have expertise in either developing e-commerce, facilitating online interaction, or both. Some of these competitors, such as Facebook, Google, Yahoo and Microsoft currently offer a variety of online services, and have the potential to introduce e-commerce to their large user populations. Other large companies with strong brand recognition and experience in e-commerce, such as large newspaper or media companies, also compete in the online listing market in Latin America.

In September 2001, we entered into a strategic alliance with eBay, which became one of our stockholders and started working with us to better serve the Latin American e-commerce community. As part of this strategic alliance, we acquired eBay’s Brazilian subsidiary at the time, iBazar, and eBay agreed not to compete with us in the region during the term of the agreement which ended on September 24, 2006. During this term, this agreement also provided us with access to certain know-how and experience, which accelerated aspects of our development. Since the termination of this agreement, there are no contractual restrictions preventing eBay from becoming one of our competitors. In October 2016, eBay sold all of its shares.

MercadoPago competes with existing online and offline means of payment businesses, including, among others, banks and other providers of traditional means of payment, particularly credit cards, checks, money orders, and electronic bank deposits, international online payments services such as PayPal and Google Checkout, local online payment services such as PayU in Argentina, Chile, Colombia, Peru, Brazil and Mexico, Bcash, PagSeguro and MOIP in Brazil, and Conecta in Mexico, money remitters such as Western Union, the use of cash, which is often preferred in Latin America, and offline funding alternatives such as cash deposit, money transfer services, person-to-person payment services and mobile card readers such as Todo Pago in Argentina, PagSeguro, Payleven SumUp and Izettle in Brazil and Clip, Sr. Pago, Billpocket and Izettle in Mexico. Some of these services may operate at lower commission rates than MercadoPago’s current rates.

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

We pursue the registration of our trademarks and service marks in each country where we operate, in the United States and in certain other Latin American countries. Generally, we register the name “MercadoLibre,” “MercadoLivre,” “MercadoPago”,  “MercadoEnvios”,  “MercadoShops” and “MercadoCrédito” as well as our handshake logo, and other names and logos in each country where we operate. As part of our acquisition of certain subsidiaries of DeRemate.com Inc. (or “DeRemate”) and Classified Media Group, Inc. (or “CMG”), we acquired the trademarks of DeRemate and CMG, respectively, throughout the countries where they operated as well as certain other jurisdictions.

We also own trademarks of Autoplaza.com.mx and Homershop.com.mx in Mexico. Additionally, we operate online classified advertisements platforms dedicated to the sale of real estate in Chile through the Portal Inmobiliario brand and in Mexico through the Metros Cúbicos brand. Additionally, during 2015, we acquired Metros Cúbicos (merged into MercadoLibre, S. de R.L. de C.V. since December 2016), company dedicated to the sale of real estate in Mexico, and KPL Soluções Ltda. (merged into Ebazar since August 2015), a company that develops ERP software for the e-commerce industry in Brazil, owners of Metros Cubicos and KPL trademarks, respectively. During 2016, we acquired Axado, a company that develops logistic software for the e-commerce industry in Brazil, owner of Axado trademark. Finally, in 2017 we acquired Ecommet Software Ltda., owner of the trademarks “Ecommet” and “Becommerce”, which is a company that develops e-commerce related software and provides consulting services related thereto in Brazil.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the MercadoLibre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation.

Third party technologies

We also rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Teradata, Juniper Networks, Amazon Web Services, Cisco Systems Inc., Arista Networks, Imperva, F5 Networks, Palo Alto Networks and Net  App, the suppliers of key database technology, the operating system and specific hardware components for our services.

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

Employees

The following table shows the number of our employees by country at December 31, 2017:

Country	Number of Employees
Argentina	2,305
Brazil	1,746
Uruguay	815
Colombia	377
Mexico	136
Chile	131
Venezuela	72
Total	5,582

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

Since 2013, we are subject to obligations in Brazil imposed on certain payment processing functions carried out by non-financial institutions. During November 2014, we submitted our application to become an authorized payment institution in Brazil. As of the date of this report, we have not received such authorization, this is consistent with information provided by the Central Bank of Brazil indicating that the vast majority of applications submitted to date have not yet been processed. We are permitted to continue carrying out the payment processing functions subject to the authorization until such authorization is received or denied. Further, we have not received any indication that our application will not be authorized at some point.

During 2014 and 2015, Colombia enacted regulations which established specific requirements to open accounts and provide certain payment services, as well as policies for cash and risk management.

Uruguay and Peru also enacted regulations that cover a wide variety of issues related to electronic payments or e-money, including, among other things, rules related to the requirement to obtain authorization from the relevant authority to operate, offer or provide certain payment services.

In September 2016, we obtained the registration of our Uruguayan subsidiary before the Central Bank of Uruguay as an entity entitled to provide services of payments and collections. Thus, on November 1, 2016 MercadoPago was launched in Uruguay.

During 2017, Chile enacted regulations regarding the operation of prepaid cards which could affect MercadoPago’s operations, including authorization to operate, anti-money laundering obligations, capital and reserve fund requirements, among others.

In 2017, Mexico’s anti-competition regulatory commission began to investigate potential monopolistic practices across the e-commerce industry in an effort to ensure compliance with the Mexican anti-competition statute. As a market leader in the e-commerce industry in Mexico, we are complying fully with any inquries from the commission. MercadoLibre has not been named or implicated individually in any way.

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

The Argentine Ministry of Economy approved our main Argentina subsidiary as beneficiary of the Argentine Regime to promote the software industry. Benefits of receiving this status include a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities. See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 2-Summary of significant accounting policies-Income and asset taxes.”

The Venezuelan Government issued a law in 2015 which established a maximum profit margin of 30% of the cost structure of goods or services sold by each participant in the commercialization chain.

In August 2016, we acquired 6,057 square meters and 50 parking spaces in an office building in process of construction located in Buenos Aires, for a total amount of $31.4 million. In connection with this acquisition, in February 2017, we obtained a preliminary approval that allows us to defer during a 2-year period payments of sales tax in the City of Buenos Aires up to the amounts disbursed for the building. These deferred payments will be extinguished (i.e. as tax reliefs) upon receiving definitive approval from the City of Buenos Aires government within that 2-year period.

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

Offices

We are a Delaware corporation incorporated on October 15, 1999. Our registered office is located at 874 Walker Road, Suite C, Dover, Delaware. Our principal executive offices are located at Arias 3751, 7th Floor, Buenos Aires, Argentina, C1430CRG.

Available Information

Our Internet address is www.mercadolibre.com. Our investor relations website is investor.mercadolibre.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Arias 3751, 7th floor, Buenos Aires, Argentina, C1430CRG. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

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

Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner.

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

In the near future, our business may be subject to certain newly enacted regulations in Mexico and other countries. If it is determined that any of our operations are subject to these future regulations, we may have to implement certain changes to our operations and systems which will require us to incur greater expenses.

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

Changes in tax laws in various jurisdictions, including recent changes to U.S. federal income tax laws in the United States, could adversely affect our results of operations and financial condition.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation that makes broad and complex changes to the U.S. tax code (the “Tax Act”) including, but not limited to: (1) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (2) full expensing of qualified property, (3) a reduction of the U.S. federal corporate income tax rate to 21 percent (4) elimination of U.S. federal income taxes on dividends from certain foreign subsidiaries, (5) a new tax on certain income earned by controlled foreign corporations (GILTI), (6) a new limitation on deductible interest expense, (7) limitations on the use of foreign tax credits to offset U.S. federal income taxes and (8) a limitation on the use of net operating losses (NOLs) generated after December 31, 2017 to 80 percent of taxable income. Some of these provisions may adversely impact our effective tax rate and subject the Company to increased taxes in the United States compared to prior years.

Currently, for the year ended December 31, 2017, the Company has recorded a $0.8 million income tax gain related to the reduction of deferred tax assets and liabilities of $ 1.6 million and $ 2.4 million, respectively, as a result of changes under the Tax Act. Although the company historically has mitigated its exposure to U.S. federal income taxes through the use of foreign tax credits and managing the timing of distributions from its foreign subsidiaries, it may become subject to U.S. federal income taxes on certain foreign income in the future as a result of the new GILTI rules irrespective of whether and when it receives distributions from its foreign subsidiaries. Please refer to Note 14 of our Consolidated Financial Statements for additional detail.

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

Even though our terms of use clearly prohibit the sale of counterfeit items on our platform and we have implemented solutions to exclude potentially counterfeit goods and services, we are not able to detect and remove every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed and/or sold through the MercadoLibre Marketplace or MercadoShops and/or using MercadoPago infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work in coordination and cooperation with the intellectual property rights owners to seek to eliminate allegedly infringing items listed in the MercadoLibre Marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we may suspend the account of any user who infringes third-party intellectual property rights. Additionally, we provide intellectual property rights owners with recourse through our Intellectual Property Protection Program (or “IPPP”), to enforce their rights against potentially counterfeit items. Despite all these measures some rights owners have expressed that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies. Allegations of infringement of intellectual property rights could result in threats of litigation and actual litigation against us by rights owners.

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

A significant risk associated with e-commerce and communications is the secure transmission of confidential information over public networks. Currently, a number of MercadoLibre users authorize us to bill their credit card accounts or debit their bank accounts directly, or use MercadoPago to pay for their transactions. Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information. We rely on encryption and authentication necessary to provide the security and authentication technology to transmit confidential information securely, including customer credit card numbers and other account information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to disable or degrade service, or to sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Unauthorized parties may attempt to gain access to our systems or facilities through various means, including, among others, hacking into our systems or those of our customers, partners or vendors, or attempting to fraudulently induce our employees, customers, partners, vendors or other users of our systems into disclosing user names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, these security measures cannot provide absolute security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and card data that are stored on or accessible through those systems. Our security measures may also be breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities.

Actual or perceived vulnerabilities or data breaches may lead to claims against us. We also expect to spend significant additional resources to protect against security or privacy breaches, and may be required to address problems caused by breaches. Additionally, while we maintain insurance policies, we do not maintain insurance policies specifically for cyber-attacks and our current insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. A significant security breach could have a material adverse effect on our reputation. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations and financial condition. In addition, any breaches of network or data security at our customers, partners or vendors could have similar negative effects.

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

A number of jurisdictions where we operate have enacted legislation regulating money transmitters and/or electronic payments or funds transfers. We believe we do not require a license under the existing statutes of Argentina, Perú, Colombia and Venezuela to operate MercadoPago in those countries with MercadoPago’s current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations or any tax or anti-money laundering regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a financial entity. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure you that we would be able to obtain these licenses in a timely manner or at all.

We are subject to obligations imposed on certain payment processing functions carried out by non-financial institutions in Brazil. These regulations cover a wide variety of issues, including a requirement to obtain authorization to operate and requirements related to offering such payment processing services. If we are unable to obtain the authorization, it could cause us to (i) shut down our MercadoPago business in Brazil for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance or face other penalties such as the dismantling of MercadoPago or (iii) limit the services we offer through MercadoPago in Brazil or change our business practices, any of which could materially adversely affect our business and results of operations.

Our MercadoPago business also may be subject to enacted regulations in Colombia which require certain institutions to request authorization to operate. If it is determined that the Colombian operation of MercadoPago is subject to these regulations, we will have to request authorization for, and implement certain changes to, our operations and systems which will require us to incur greater expenses. If we are unable to obtain the requisite authorization, it could cause us to (i) shut down our MercadoPago business in Colombia for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance or face other penalties such as the dismantling of MercadoPago or (iii) limit the services we offer through MercadoPago in Colombia or change our business practices, any of which could materially adversely affect our business and results of operations.

Our MercadoPago business also may be subject to recently enacted regulations in Chile. The regulations require certain institutions to request authorization to operate. If it is determined that the Chilean operation of MercadoPago is subject to these regulations, we will have to request authorization for, and may have to implement certain changes to, our operations and systems which would require us to incur more expenses. If we are unable to obtain the requisite authorization, it could cause us to (i) shut down our MercadoPago business in Chile for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance or face other penalties such as the dismantling of MercadoPago or (iii) limit the services we offer through MercadoPago in Chile or change our business practices, any of which could materially adversely affect our business and results of operations

In the near future, our MercadoPago business also may be subject to certain regulations to be enacted in Mexico. The regulation may require certain institutions to request authorization to operate. If it is determined that the Mexican operation of MercadoPago is subject to these future regulations, we may have to request authorization for, and implement certain changes to, our operations and systems which would require us to incur greater expenses. If we are unable to obtain such authorization, it could cause us to (i) shut down our MercadoPago business in Mexico for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance or face other penalties such as the dismantling of MercadoPago or (iii) limit the services we offer through MercadoPago in Mexico or change our business practices, any of which could materially adversely affect our business and results of operations.

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

MercadoPago faces competition from other payment methods, and competitors may adversely affect MercadoPago’s success.

MercadoPago competes with existing online and offline payment methods, including, among others, banks and other providers of traditional payment methods, particularly credit cards, checks, money orders, and electronic bank deposits; international online payments services such as PayPal and Google Checkout, and local online payment services such as PayU in Argentina, Peru, Brazil, Chile, Colombia and Mexico, and Bcash, PagSeguro and MOIP in Brazil and Conecta in Mexico; money remitters such as Western Union; the use of cash, which is often preferred in Latin America; and offline funding alternatives such as cash deposit and money transfer services, person-to-person payment services and mobile card readers such as Todo Pago in Argentina, PagSeguro, Payleven SumUp and Izettle in Brazil and Clip Sr, Pago, Billpocket and Ixettle in Mexico. Some of these services may operate at lower commission rates than MercadoPago’s current rates and, accordingly, we are subject to market pressures with respect to the commissions we charge for MercadoPago services.

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

We are currently in the process of rolling out MercadoPago in some countries in order to provide a better experience to our users. For the same reason we are also charging a single final value fee for the right to use MercadoLibre and MercadoPago in those transactions. This change may result in our experiencing a lower combined take rate. We consider MercadoPago’s direct payment product to be in early release and have identified several opportunities to improve upon the product. In addition, the transition to the new system may not be a smooth one. The occurrence of any of these events could adversely affect our business.

We continue to expand MercadoPago’s services internationally. We have no experience with MercadoPago in Bolivia, Costa Rica, the Dominican Republic, Ecuador, Guatemala, Honduras, Panama, Paraguay, Nicaragua, Portugal or Salvador.  The introduction of MercadoPago in certain new markets may require a close commercial relationship with one or more local banks. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.

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

In each of Brazil, Argentina, Mexico, Colombia, Chile and Peru we offer users the ability to pay for goods purchased in installments using MercadoPago. In 2017, 2016 and 2015, installment payments represented 52.6%, 55.7% and 58.5%, respectively, of MercadoPago’s total payment volume. To facilitate the offer of the installment payment feature, we pay interest to credit card processors and issuer banks in Mexico and Argentina and we pay interest to discount credit card coupons in Brazil. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.

MercadoPago pays significant transaction fees when customers fund payment transactions using certain credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded 74.3%, 77.2% and 79.3% of MercadoPago’s payment volume using credit cards during 2017, 2016 and 2015, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Customers may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us. Also, in Brazil, Mexico and Argentina, senders may prefer to pay by credit card without using installments to avoid the associated financial costs resulting in lower revenues to us.

Changes in MercadoPago’s ticket mix could adversely affect MercadoPago’s results.

The transaction fees MercadoPago pays in connection with certain payment methods such as OXXO are fixed regardless of the ticket price, and certain costs incurred in connection with the processing of credit card transactions are also fixed. Currently, MercadoPago charges a fee calculated as a percentage of each transaction. If MercadoPago receives a larger percentage of low ticket transactions, our profit margin may erode, or we may need to raise prices, which, in turn, may affect the volume of transactions.

In 2013, a legislation in Brazil relating to certain payment processing functions carried out by non-financial institutions was approved and requires among other things, our MercadoPago operations to secure authorization from the Brazilian Central Bank to continue its operations and may limit our services, any of which could have a material adverse effect on our business and results of operations.

Our MercadoPago business in Brazil is subject to regulations adopted by the Brazilian Central Bank that apply to certain payment processing functions carried out by non-financial institutions. In order to comply with these regulations, we have implemented certain changes to our operations and systems, incurring greater expenses and allocating resources, and in November 2014, we submitted our application to become an authorized payment institution in Brazil. As of the date of this report, we have not received such authorization.

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

The Brazilian Central Bank has recently extended the deadline to comply with Ruling 3,842 to September 2018. Our Brazilian operation is working with the main Brands (Visa, Mastercard) to finalize agreements which would allow our transactions to be exempt from these requirements, regardless of our status as an authorized payment institution. If we cannot finalize these agreements prior to the deadline, we will need to reevaluate our payment processing mechanisms and may need to alter our settlement process in Brazil.

Our MercadoCredito solution expose us to additional risks.

Our MercadoCredito solution is offered to certain merchants and consumers, and the financial success of this product depends on the effective management of the credit related risk.  To assess a merchant seeking a loan under the MercadoCredito solution, we use, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchant's ability to repay the principal balance and interest related to the credit. This risk model may not accurately predict the creditworthiness of a merchant due to inaccurate assumptions about the particular merchant or the economic environment or limited product history, among other factors. The accuracy of the risk model and our ability to manage credit risk related to our MercadoCredito solution may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, obtain funding resources, changes in the economic environment and other factors.

Like other businesses with significant exposure to credit losses, we face the risk that MercadoCredito merchants and consumers will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs.

A rise in our shipping costs may negatively affect our MercadoEnvios shipping transaction volume.

In Brazil, Argentina, Mexico, Colombia and Chile, we offer users our MercadoEnvios shipping service through integration with local carriers. To achieve economies of scale, drive down shipping costs and eliminate friction for buyers and sellers, we generally pay to the local carriers directly for their shipping costs, then depending on the country policy we decide how much of those costs we transfer to our customers. If shipping costs increase, we may have to raise the shipping fees we charge to users which may have a negative effect on MercadoEnvios’s shipping volume.

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

Even though we have business insurance coverage to face a disruption of our services, it may be inadequate to compensate for our losses. Any business disruption, litigation, system failure or natural disaster may cause us to incur substantial costs and divert resources, which could have a material adverse effect on our business, results of operation and financial condition.

We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others.

We regard the protection of our intellectual property rights as critical to our future success and rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have entered into confidentiality and invention assignment agreements with our employees and certain contractors, and non-disclosure agreements with our employees and certain suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps that we have taken or will take in the future to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-parties from developing similar or competing technologies.

We pursue the registration of our intangible assets in each country where we operate, in the United States and in certain other countries worldwide. Effective intellectual property protection may not be available or granted to us by the appropriate regulatory authority in every country in which our services are made available online. For example, since 1999, we have filed several applications to register the name “MercadoLivre” and our logo in Brazil. We have been granted the trademarks “Mercadolivre” (name and design, without the exclusivity to the use of the words “Mercado” and “Livre”) and “MercadoPago” (name and design). Nonetheless, many applications are still pending and certain applications were denied . We cannot assure you that we will succeed in obtaining these trademarks. If we are not successful, MercadoLibre’s ability to protect its brand in Brazil against third-party infringers would be compromised and we could face claims by any future trademark owners. Any past or future claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.

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

We rely on certain technologies that we license from third parties, such as Oracle Corp., SAP AG, Salesforce.com Inc., Microstrategy, Juniper Networks, Micosoft Azure, Cisco Systems Inc., F5 Networks, Palo Alto Networks and NetApp, the suppliers of key database technology, operating system and specific hardware components for our services. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, we cannot assure you that we will continue to be able to do so in the future.

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

We intend to continue to acquire businesses, technologies, services or products, as we have done in the past with our acquisitions of iBazar, Lokau, DeRemate, CMG, AutoPlaza, Neosur, Business Vision S.A, KPL Soluções Ltda., Metros Cúbicos S.A. de C.V., Monits S.A., Mango, Axado Informação e Tecnologia S.A. and Ecommet Software Ltda., as appropriate opportunities arise. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.

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

Our direct competitors include, among others, various online sales and auction services, including Amazon, Facebook, Alamaula.com, OLX.com and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online commerce services, such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of brick and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, OLX, QueBarato and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro, located throughout Latin America. In addition, we compete with online communities that specialize in classified advertisements. Although no regional competitor exists in the classified market, local players such as Webmotors, VivaStreet and Zap maintain important positions in certain markets.

We face competition from a number of large online communities and services that have expertise in developing e-commerce and facilitating online interaction. Certain of these competitors, including Facebook, Google, Amazon, Microsoft and Yahoo! currently offer a variety of business-to-consumer commerce services, searching services and classified advertising services, and certain of these companies may introduce broader e-commerce to their large user populations. Other large companies with strong brand recognition and experience in e-commerce, such as large newspaper or media companies also compete in the online listing market. Companies with experience in e-commerce may also seek to compete in the online listing market in Latin America. We also compete with traditional brick-and-mortar retailers to the extent buyers choose to purchase products in a physical establishment as opposed to on our platform. In connection with our payment solution, our direct competitors include international online payments services such as PayPal and Google Checkout, and local online payment services such as PayU in Argentina, Chile, Colombia, Peru, Brazil and Mexico, and Bcash, PagSeguro and MOIP in Brazil; and money remitters such as Western Union. Any or all of these companies could create competitive pressures, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, if certain websites stop linking to or containing links on their domains that send us traffic across the internet in the future, our gross merchandise volume (“GMV”) could substantially decrease and we could suffer a material adverse effect on our business, financial condition and results of operations.

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

We conduct operations in Venezuela, offering both our MercadoLibre Marketplace and MercadoPago online payments solution, through our Venezuelan subsidiaries. As of and for the year ended December 31, 2017, 3.9% of our consolidated net revenues were derived from our Venezuelan subsidiaries. Effective as of December 1, 2017, due to evolving conditions in Venezuela, the Company has determined that we no longer meet the accounting criteria for control over our Venezuelan subsidiaries and we have deconsolidated our Venezuelan operations. Accordingly, we have recorded an impairment of our investment in Venezuela of $ 85.8 million, and will no longer include the results of our Venezuelan operations in our consolidated financial statements for future reporting periods. Please refer to note 2 of our audited consolidated financial statements for additional detail.

The political and economic conditions in Venezuela are highly unstable, with the Venezuelan economy considered hyperinflationary under U.S. GAAP since 2010. We cannot predict the impact of any future political and economic events on our business, nor can we predict the economic and regulatory impact of the Venezuelan government’s current or future initiatives, including whether it will extend nationalization to e-commerce or other businesses, implement further price or profit controls or further restrict our ability to obtain or distribute U.S. dollars, all of which could impact our business and our results of operations. Nationalization of telecommunications, electrical or other companies could reduce our or our customers’ access to our website or our services or increase the costs of providing or accessing our services. Certain political events have also resulted in significant civil unrest in the country. Continuation or worsening of the political, social and economic conditions in Venezuela could materially and adversely impact our future business.

In recent years, Venezuela has suffered severe electricity shortages that prompted the Venezuelan government to declare an energy emergency. This situation could impact the operation of our automobile classifieds points of sale in Venezuela as well as our Venezuelan users’ ability to access the Internet, either of which could have a material adverse impact on our business.

In addition, the Venezuelan government has imposed foreign exchange and price controls on the local currency. These foreign exchange controls have significantly increased our costs and limited our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As a result, the foreign exchange and price controls enacted by the Venezuelan government, and any future actions in this regard, could have a material adverse effect on our Venezuelan customers and our business. Moreover, we cannot predict the long-term effects of exchange controls on our ability to process payments from Venezuelan customers or on the Venezuelan economy in general.

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

The currencies of many countries in Latin America, including Brazil, Argentina, Mexico and Venezuela, which together accounted for 95.2%, 94.8% and 94.6% of our net revenues for 2017, 2016 and 2015, respectively, have experienced volatility in the past, particularly against the U.S. dollar. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account, or are expected to account, for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine Peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to high inflation, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

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

Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina, Mexico and Venezuela, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2017, 59.5% of our net revenues were denominated in Brazilian Reais, 25.7% in Argentine Pesos, 6.2% in Mexican Pesos and 3.9% in Venezuelan Bolivares. The foreign currency exchange rates for the full year 2017 relative to 2016 resulted in higher net revenues of $138.3 million and an increase in aggregate cost of net revenues and operating expenses of $53.2 million. The foreign currency exchange rates for the full year 2016 relative to 2015 resulted in lower net revenues of $265.6 million and a decrease in aggregate cost of net revenues and operating expenses of $202.4 million. The abovementioned foreign currency exchange rate effect includes the Venezuelan translation effect discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Foreign Currency Translation”. While we have in the past entered into transactions to hedge portions of our foreign currency translation exposure, these transactions are expensive, and it is very difficult to perfectly predict or completely eliminate the effects of this exposure. If the U.S. dollar strengthens relative to the foreign currencies in which we operate, our net revenues, operating expenses, and net income will decrease and such decrease may be significant.

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

During 2017, the Company paid quarterly dividends on shares of our common stock throughout the year. Although the Company announced its intention to pay regular quarterly dividends on shares of our common stock in the future, we have not established a minimum dividend payment level and our ability to pay dividends in the future may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends, if any, or to grow our dividends over time.

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

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, and even though our current intention is to satisfy our conversion obligation by delivering shares of our common stock (other than paying cash in lieu of delivering any fractional share), we can decide to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Our principal administrative, marketing and product development facilities are located in our offices in City of Buenos Aires and the provinces of Buenos Aires, Córdoba and San Luis, Argentina; Brasilia, Florianópolis, São Paulo and Osasco, Brazil; Caracas and Valencia, Venezuela; Mexico City, Mexico; Aguada Park and Montevideo, Uruguay; Bogotá and Medellín, Colombia; Lima, Perú and Santiago de Chile, Chile. Currently, all of our offices are occupied under lease agreements, except for our Argentine and Venezuelan offices. The leases for our facilities provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

Our headquarters are located in Buenos Aires, Argentina. Our data centers are located in Virginia and Georgia, United States, and occupy approximately 476 square meters. As of December 31, 2017, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	México	Venezuela	Others	Total
	(sq mt)	(sq mt)	(sq mt)	(sq mt)	(sq mt)	(sq mt)
Owned facilities	14,432	-	-	4,651	-	19,083
Leased facilities	17,840	33,890	4,228	-	11,346	67,304
Total facilities	32,272	33,890	4,228	4,651	11,346	86,387

ITEM 3.	LEGAL PROCEEDINGS

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

As of December 31, 2017, our total reserves for proceeding-related contingencies were $5.9 million to cover legal actions against the Company where we have determined that a loss is probable. We do not reserve for losses we determine to be possible or remote. Expected legal costs related to litigations are accrued when the legal service is actually provided.

As of December 31, 2017, there were 61 lawsuits pending against the Argentine subsidiary in the Argentine ordinary courts and 2,002 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2017, there were 8 claims pending against the Mexican subsidiaries in the Mexican ordinary courts and 187 claims pending against our Mexican subsidiary in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2017, there were 726 lawsuits pending against our Brazilian subsidiaries in the Brazilian ordinary courts. In addition, as of December 31, 2017, there were 4,378 lawsuits pending against our Brazilian subsidiaries in the Brazilian consumer courts, where a lawyer is not required to file or pursue a claim.

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

Litigation

In 2007 São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of this report, the total amount of the claim is $ 4.4 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$ 9.5 million, which including accrued interests amounted to R$ 14.7 million or $ 4.5 million, according to the exchange rate at December 31, 2017, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On May 31, 2016, a lower court judge ruled in favor of the Company and the São Paulo Municipal Council presented a motion to clarify mentioned decision, which was rejected. On November 29, 2016, the São Paulo Municipal Council appealed, and the Company presented its counter arguments. As of the date of this report, the Company is still waiting for a decision.

In September 2012 São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of R$ 55.1 million or $ 16.6 million, according to the exchange rate at December 31, 2017. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014 we presented our response to the mentioned defense. As of December 31, 2017, the lower court’s ruling was still pending.

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

On September 2, 2011, the Brazilian Federal tax authority assessed taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$ 5.2 million or $ 1.6 million according to the exchange rate in effect as of December 31, 2017. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, decreasing the outstanding debit to R$ 2.2 million or $ 665 thousands according to the exchange rate at December 31, 2017. On November 21, 2014, the Company appealed to the Superior Administrative Court of Tax Appeals. On September 8, 2016 our appeal was not accepted. Mercado Livre filed an appeal against such decision, aiming the appeal to be accepted and ruled by the Superior Administrative Court of Tax Appeals. The Superior Administrative Court of Tax Appeals ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On July 28, 2017, the Company filed an annulment action against the Brazilian Federal tax authority and presented a  letter of guarantee issued for an indefinite period for the suspension of the enforceability of the tax credit.  The Company´s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability fot the controversial amounts.

On November 6, 2014 our Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by our Brazilian subsidiaries to the our Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. We presented an appeal in September 2015 and we are waiting for the second instance decision. As a result, we started making deposits in court for the controversial amounts. As of December 31, 2017, we recorded in the balance sheet deposits in court for R$60.3 million or $18.2 million, according to the exchange rate at December 31, 2017 under the caption non-current other assets. Our management, based on the external legal counsel opinion, believe that the tax position adopted is more likely than not, based on the technical merits of the tax position and the existence of favorable decisions of the Federal Regional Courts. For that reason, we have not recorded any expense or liability for the controversial amounts.

On November 9, 2016, São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary Ebazar, relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of R$3.4 million or $1.0 million, according to the exchange rate as of December 31, 2017. We presented administrative defenses against the authorities’ claim. As of the date of this report, we are still waiting for a decision. The opinion of our management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

On December 27, 2016, São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary MercadoPago.com Representações Ltda., relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of R$13 million or $3.9 million according to the exchange rate as of December 31, 2017. We presented administrative defenses against the authorities’ claim. On October 9, a judgment was handed down recognizing that expenses with credit card companies are essential for payment institutions. The same understanding was applied to software expenses (gateway). The only remaining point concerns past claims. The tax assessment notice was reduced by 60% of its value. We filed an administrative appeal and the chances of success is considered possible based on the external legal counsel opinion.

On July 12, 2017, São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary (IBazar) relating to “ICMS Publicidade” for the period from July 2012 to December 2013 in an amount of R$ 12.2 million or $3.7 million according to the exchange rate as of December 31, 2017. The Company presented administrative defense against the authorities’ claim, but the São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On October 30, 2017 we filed an appeal to the Tribunal de Impostos e Taxas de São Paulo.The opinion of our management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

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

As of December 31, 2017, management's estimate of the maximum potential exposure related to the Company’s buyer protection program is $925,690 thousands, for which the Company recorded an allowance of $1,087 thousands as of that date.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2017, the closing price of our common stock was $314.66 per share. As of February 21, 2018, we had 14 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Market:

	High	Low

2017
1st quarter	$216.29	$161.02
2nd quarter	$297.22	$215.28
3rd quarter	$292.38	$232.64
4th quarter	$329.28	$221.51

2016
1st quarter	$118.28	$85.82
2nd quarter	$140.67	$117.13
3rd quarter	$191.25	$139.68
4th quarter	$189.83	$151.30

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2017.

Dividend Policy

In each of February, May,  August and November of 2016, our Board of Directors declared quarterly cash dividends of $6.6 million (or $0.150 per share on our outstanding shares of common stock). The dividends were paid on April 15, July 15, October 14, 2016 and January 16, 2017 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 31, 2016, respectively.

On March 2, 2017, the Board of Directors approved a new  dividend policy to provide a fixed quarterly dividend payment in 2017 of $0.150 per share ($0.600 per share annually). The new dividend policy took effect following the payment of the $0.150 per share dividend declared by the Board of Directors of the Company, which was paid on April 17, 2017 to shareholders of record as of the close of business on March 31, 2017. Regarding this new policy, Board of Directors declared quarterly dividends of $ 6.6 million on May, July and October. These dividends were paid on July 15, 2017, October 16, 2017 and January 12, 2018 to stockholders of record as of the close business on March 31, June 30, September 30 and December 31, 2017, respectively.

After reviewing the Company's capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the decision has been made to suspend the payment of dividend to shareholders as of the first quarter of 2018.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2017 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on December 31, 2007 through December 31, 2017 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance:

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

	Year Ended December, 31
(in millions)	2017 (*)	2016 (*)	2015 (*)	2014 (*)	2013 (*)
Statement of income data:
Net revenues	$ 1,398.1	$ 844.4	$ 651.8	$ 556.5	$ 472.6
Cost of net revenues	(678.5)	(307.5)	(215.0)	(159.0)	(130.1)
Gross profit	719.6	536.9	436.8	397.6	342.5

Operating expenses:
Product and technology development	(127.2)	(98.5)	(76.4)	(53.6)	(40.9)
Sales and marketing	(325.4)	(156.3)	(128.6)	(111.6)	(90.5)
General and administrative	(122.2)	(87.3)	(76.3)	(62.4)	(57.6)
Impairment of Long-Lived Assets	(2.8)	(13.7)	(16.2)	(49.5)	—
Loss on Deconsolidation of Venezuelan Subsidiaries (**)	(85.8)	—	—	—	—
Total operating expenses	(663.3)	(355.8)	(297.6)	(277.1)	(189.0)
Income from operations	56.3	181.1	139.2	120.5	153.5

Other income (expenses):
Interest income and other financial gains	45.9	35.4	20.6	15.3	10.7
Interest expense and other financial charges	(26.5)	(25.6)	(20.4)	(11.7)	(2.4)
Foreign currency (losses) / gains	(21.6)	(5.6)	11.1	(2.4)	1.3
Net income before income tax expense	54.1	185.3	150.5	121.8	163.1
Income tax expense	(40.3)	(49.0)	(44.7)	(49.1)	(45.6)

Net income	13.8	136.4	105.8	72.7	117.5
Less: Net Income attributable to Noncontrolling	—	—	—	0.1	—
Net income available to common shareholders	13.8	136.4	105.8	72.6	117.5

(*) The table above may not total due to rounding.

(**) Results for 2017 include an impairment of $85.8 million on the Loss on Deconsolidation of Venezuelan subsidiaries effective as of December 1, 2017. Please refer to note 2  from our audited consolidated financial statements for additional detail.

	At December 31,
(in millions, except for per share data)	2017	2016	2015	2014	2013
Balance sheet data:
Total assets	$1,673.2	$1,367.4	$1,003.6	$966.8	$592.4
Long term debt	312.1	301.9	294.3	282.2	2.5
Total liabilities	1,347.4	938.6	664.1	611.1	244.9
Net assets	325.8	428.9	339.5	355.8	347.5
Redeemable Noncontrolling Interest	—	—	—	—	4.0
Common stock	0.04	0.04	0.04	0.04	0.04
Equity	325.8	428.9	339.5	355.8	343.5
Cash dividend declared per common share	$0.600	$0.600	$0.412	$0.664	$0.572

	Year Ended December 31,
	2017	2016	2015	2014	2013
Earnings per share data:
Basic net income available to common stockholders per common share	$0.31	$3.09	$2.40	$1.63	$2.66
Diluted net income per common share	$0.31	$3.09	$2.40	$1.63	$2.66
Weighted average shares(1):
Basic	44,157,364	44,157,251	44,155,680	44,153,884	44,152,600
Diluted	44,157,364	44,157,251	44,155,680	44,153,884	44,152,600
(1) Shares outstanding at December 31, 2017 were 44,157,364.

	Year ended December 31,
(in millions)	2017 (11)	2016	2015	2014	2013
Other data:
Number of confirmed registered users at end of period (1)	211.9	174.2	144.6	120.9	99.5
Number of confirmed new registered users during period (2)	37.7	29.5	23.7	21.5	18.0
Gross merchandise volume (3)	$11,749.3	$8,048.1	$7,150.8	$7,081.9	$7,305.3
Number of successful items sold (4)	270.1	181.2	128.4	101.3	83.0
Number of successful items shipped (5)	150.7	86.5	45.2	17.8	1.8
Total payment volume (6)	$13,731.7	$7,753.7	$5,184.1	$3,523.2	$2,497.7
Total volume of payments on marketplace (7)	$9,627.6	$5,627.4	$3,764.7	$2,581.8	$1,701.2
Total payment transactions (8)	231.4	138.7	80.4	46.3	31.5
Unique buyers (9)	33.7	27.7	23.6	22.0	20.2
Unique sellers (10)	10.1	9.4	7.8	7.1	7.0
Capital expenditures	$83.5	$84.7	$109.3	$76.1	$117.6
Depreciation and amortization	$40.9	$29.0	$23.2	$16.9	$11.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period.
(10)	New or existing users with at least one sale made in the period
(11)	Data for 2017 includes Venezuelan metrics up to November 30, 2017 due to deconsolidation, please refer to Note 2 of our audited consolidated financial statements for additional detail.

Non-GAAP Measures of Financial Performance

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we use foreign exchange (“FX”) neutral measures as a non-GAAP measure.

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

Non-GAAP financial measures are provided to enhance investors’ overall understanding of our current financial performance. Specifically, we believe that reconciliation of FX neutral measures to the most directly comparable GAAP measure provides investors an overall understanding of our current financial performance and its prospects for the future. Specifically, we believe these non-GAAP measures provide useful information to both management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2016 and applying them to the corresponding months in 2017, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The comparative FX neutral measures were calculated by using the average monthly exchange rates for each month during 2015 and applying them to the corresponding months in 2016, so as to calculate what our results would have been had exchange rates remained stable from one year to the next.  The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2017	2016	Percentage Change	2017	2016	Percentage Change
Net revenues	$ 1,398.1	$ 844.4	65.6%	1,536.4	$ 844.4	82.0%
Cost of net revenues	(678.5)	(307.5)	120.6%	(695.2)	(307.5)	126.1%
Gross profit	719.6	536.9	34.0%	841.2	536.9	56.7%

Operating expenses	(574.7)	(342.1)	68.0%	(611.2)	(342.1)	78.7%
Impairment of Long-Lived Assets	(2.8)	(13.7)	-79.3%	(2.8)	(13.7)	-79.3%
Loss on Deconsolidation of Venezuelan Subsidiaries	(85.8)	—	100.0%	(85.8)	—	100.0%
Total operating expenses	(663.3)	(355.8)	86.4%	(699.7)	(355.8)	96.7%
Income from operations	56.3	181.1	-68.9%	141.4	181.1	-21.9%

(*) The table above may not total due to rounding.

	Year Ended December 31, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2016	2015	Percentage Change	2016	2015	Percentage Change
Net revenues	$ 844.4	$ 651.8	29.6%	1,110.0	$ 651.8	70.3%
Cost of net revenues	(307.5)	(215.0)	43.0%	(393.2)	(215.0)	82.9%
Gross profit	536.9	436.8	22.9%	716.8	436.8	64.1%

Operating expenses	(342.1)	(281.4)	21.6%	(458.9)	(281.4)	63.1%
Impairment of Long-Lived Assets	(13.7)	(16.2)	-15.5%	(13.7)	(16.2)	-15.5%
Total operating expenses	(355.8)	(297.6)	19.6%	(472.6)	(297.6)	58.8%
Income from operations	181.1	139.2	30.1%	244.2	139.2	75.5%

(*) The table above may not total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the years ended December 31, 2015, 2016, and 2017;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and
•	a discussion of the market risks that we face.

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is one of the largest online commerce ecosystem in Latin America.

We were incorporated in Delaware in October 1999 and introduced websites in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Venezuela by April 2000.

We completed our initial public offering in August 2007, resulting in net proceeds to us of $49.6 million.

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

Through our platform, we provide buyers and sellers with a robust environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 635 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer technological and commercial solutions that address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Uruguay, Perú and Chile. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, we launched MercadoCredito in Argentina, Brazil and Mexico, which is designed to extend loans to specific merchants. Our MercadoCredito solution allows us to deepen our engagement with our merchants, in Argentina, Brazil and Mexico and consumers, in Argentina, by offering them additional services and is currently available.

To further enhance our suite of e-commerce services, we launched the MercadoEnvios shipping program in Brazil, Argentina, Mexico, Colombia and Chile. Through MercadoEnvios, we offer our sellers a cost-efficient way to utilize our existing distribution chain to fulfill their sales. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

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

MercadoLibre also develops and sells enterprise software solutions to e-commerce business clients in Brazil.

We have grown in part through certain acquisitions since our inception, including of certain operations of DeRemate.com in 2005 and, more recently, Inmobiliaria Web, Business Vision S.A., KPL Soluções Ltda and Metros Cúbicos, S.A. de C.V.

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

Finally, in December 2017, we acquired 100% of the issued and outstanding shares of capital stock of E-Commet Software Ltda., a Brazilian software development company, for the purchase price of $8.7 million. The objective of this acquisition was to enhance our software development capabilities.

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the criterion our management uses to organize segments for making operating decisions assigning resources and assessing performance. Our geographic segments are Brazil, Argentina, Mexico, Venezuela and Other Countries (which includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Guatemala, Honduras, Nicaragua, El Salvador, Bolivia, Paraguay, Uruguay and the United States of America). Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our Company and believe focusing on short term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short term tactics to grow stronger than us.

The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
(% of total consolidated net revenues) (*)	2017	2016	2015
Brazil	59.5%	53.9%	44.6%
Argentina	25.7	31.1	37.6
Mexico	6.2	5.5	6.2
Venezuela (**)	3.9	4.4	6.2
Other Countries	4.8	5.2	5.4

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

Venezuelan revenues have been consolidated up to November 30, 2017 due to deconsolidation of the Venezuelan operations. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2017, 2016 and 2015:

	Year ended		Change from 2016		Year ended		Change from 2015
	December 31,		to 2017 (*)		December 31,		to 2016 (*)
	2017	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 831.4	$ 455.0	$ 376.4	82.7%	$ 455.0	$ 290.6	$ 164.4	56.6%
Argentina	359.4	262.3	97.1	37.0	262.3	245.0	17.2	7.0
Mexico	86.5	46.3	40.2	86.7	46.3	40.3	6.0	14.9
Venezuela (**)	54.3	37.2	17.1	46.1	37.2	40.5	(3.3)	(8.1)
Other Countries	66.5	43.6	22.9	52.5	43.6	35.4	8.2	23.3
Total Net Revenues	$ 1,398.1	$ 844.4	$ 553.7	65.6%	$ 844.4	$ 651.8	$ 192.6	29.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Venezuelan revenues have been consolidiated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our Consolidated Financial Statements for additional detail.

Recent Developments

Deconsolidation of Venezuelan results

   As further described in Note 2 to our audited consolidated financial statements, effective as of December 1, 2017, we determined that we no longer meet the accounting criteria for control of our subsidiaries in Venezuela as a result of Venezuela’s recent selective default determination, restrictive exchange controls, suspension of foreign exchange market and the worsening in Venezuela macroeconomic environment that have significantly impacted the Company’s ability to make key financial decisions with respect to our Venezuelan subsidiaries. As a result, we deconsolidated our Venezuelan subsidiaries effective as of December 1, 2017, recorded an impairment of its investments in Venezuela, including net assets, intercompany balances and intangible assets and began reporting the results under the cost method of accounting. As of December 1, 2017, the Company no longer includes the balances, results of operations and cash flows of the Venezuelan subsidiaries in its consolidated financial statements.

Description of line items

Net revenues

We recognize revenues in each of our five reporting segments. Our reporting segments include our operations in Brazil, Argentina, Mexico, Venezuela and other countries (Chile, Colombia, Honduras, Nicaragua, El Salvador, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Guatemala, Bolivia, Paraguay, Uruguay and the United States of America).

Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, classified fees, payment fees, shipping fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2017, 2016 and 2015:

	Years ended
	December 31, (*)
Consolidated net revenues by revenue stream (****)	2017	2016	2015
	(in millions)
Marketplace	$839.1	$491.6	$393.0
Non-Marketplace (**) (***)	559.0	352.8	258.8
Total	$1,398.1	$844.4	$651.8

(*)	The table above may not total due to rounding.
(**)	Includes, among other things, ad Sales, classified fees, payment fees, shipping fees and other ancillary services.
(***)	Includes an amount of $356.4 million, $202.0 million and $146.6 million of Payment Fees for the year ended December 31, 2017, 2016 and 2015, respectively.
(****)	Revenues from Venezuela have been consolidated up to November 30, 2017.

Revenues from Marketplace transactions are generated from:

•	final value fees; and
•	up-front fees.

For Marketplace services, final value fees representing a percentage of the sale value are charged to the seller once the item is successfully sold. Up-front fees are charged to the seller in exchange for improved exposure of the listings throughout our platform and are not subject to the successful sale of the items listed.

Revenues for the Non-Marketplace services are generated from:

•	payment fees;
•	classifieds fees;
•	ad sales up-front fees;
•	shipping fees; and
•	fees from other ancillary businesses.

With respect to our MercadoPago service, we generate payment related revenues, reported within each of our reporting segments, attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off-Marketplace-platform transactions;
•	commissions from additional fees we charge when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our Marketplace platform;
•	commissions from additional fees we charge when our sellers elect to withdraw cash;
•	interest, cash advances and fees from merchant and customers credits granted under our MercadoCredito solution; and
•	revenues from the sale of mobile point of sale products.

Although we also process payments on our marketplace, we do not charge sellers an added commission for this service, as it is already included in our marketplace final value fee we charge.

Through our classifieds offerings in motors vehicles, real estate and services, we generate revenues from up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2017, 2016 and 2015, no single customer accounted for more than 5.0% of our net revenues. Our MercadoLibre Marketplace is available in 19 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay, Venezuela, Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and MercadoPago is available in 8 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico, Uruguay and Venezuela). Additionally, MercadoEnvios is available in 5 countries (Argentina, Brazil, Mexico, Colombia and Chile). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency was the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below and Note 2 to our consolidated financial statements for deconsolidation of Venezuela. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.7%, 9.0%  and 8.1% of net revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, free shipping costs, certain taxes on revenues, certain taxes on bank transactions, compensation for customer support personnel, fraud prevention fees, ISP connectivity charges, depreciation and amortization, hosting and site operation fees, cost of mobile point of sale products sold and other operation costs.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of costs of marketing our platforms through online and offline advertising and agreements with portals and search engines, charges related to our buyer protection programs, the salaries of employees involved in these activities, chargebacks related to our MercadoPago operations, bad debt charges public relations costs, marketing activities for our users and depreciation and amortization costs.

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

As explained in the section “Foreign Currency Translation – Venezuelan Currency Status”, the exchange markets in Venezuela have been unfavorable to us since December 2013.

As a result of the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, we concluded that certain real estate investments held in Caracas, Venezuela, should be impaired. As a consequence, we estimated the fair value of the impaired long-lived assets, and recorded impairment losses of $ 2.8 million, $13.7 million and $16.2 million on June 30, 2017, June 30, 2016 and March 31, 2015, respectively, by using the market approach and considering prices for similar assets.

Loss on deconsolidation of Venezuelan subsidiaries

As further described in Note 2 to our audited consolidated financial statements, effective as of December 1, 2017, we determined that we no longer meet the accounting criteria for control of our subsidiaries in Venezuela as a result of Venezuela’s recent selective default determination, restrictive exchange controls, suspension of foreign exchange market and the worsening in Venezuela macroeconomic environment that have significantly impacted the Company’s ability to make key financial decisions with respect to our Venezuelan subsidiaries. As a result, we deconsolidated our Venezuelan subsidiaries effective as of December 1, 2017, recorded an impairment of its investments in Venezuela, including net assets, intercompany balances and intangible assets and began reporting the results under the cost method of accounting. As of December 1, 2017, we no longer includes the balances, results of operations and cash flows of the Venezuelan subsidiaries in its consolidated financial statements.

Other income (expenses), net

Other income (expenses) consists primarily of interest income derived from our investments and cash equivalents, interest expense related to financial liabilities and foreign currency gains or losses.

Income tax

We are subject to taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), during each period.

The following table summarizes the composition of our income taxes for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
(In millons)	2017 (*)	2016 (*)	2015 (*)

Current:
U.S.	0.0	0.0	0.1
Non U.S.	64.8	55.1	45.9
	64.9	55.2	45.9
Deferred:
U.S.	1.8	1.3	0.0
Non U.S.	(26.4)	(7.5)	(1.2)
	(24.6)	(6.2)	(1.2)
Income tax expense	40.3	49.0	44.7

(*)The table above may not total due to rounding. No asset tax expense was recorded for the years ended December 31, 2017, 2016 and 2015.

Seasonality

The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter Ended
(in millions, except for share data)	March 31,	June 30,	September 30,	December 31, (*)
2017
Net Revenues	$ 273.9	$ 316.5	$ 370.7	$ 437.0
Gross profit	168.9	171.6	175.8	203.4
Net Income (Loss)	48.5	5.3	27.7	(67.7)
Net Income (Loss) per share-basic	1.10	0.12	0.63	(1.53)
Net Income (Loss) per share-diluted	1.10	0.12	0.63	(1.53)
Weighted average shares
Basic	44,157,364	44,157,364	44,157,364	44,157,364
Diluted	44,157,364	44,157,364	44,157,364	44,157,364

2016
Net Revenues	$ 157.6	$ 199.6	$ 230.8	$ 256.3
Gross profit	102.2	126.3	145.6	162.7
Net Income	30.2	15.9	38.9	51.3
Net Income per share-basic	0.68	0.36	0.88	1.16
Net Income per share-diluted	0.68	0.36	0.88	1.16
Weighted average shares
Basic	44,156,961	44,157,341	44,157,341	44,157,355
Diluted	44,156,961	44,157,341	44,157,341	44,157,355

2015

Net Revenues	$ 148.1	$ 154.3	$ 168.6	$ 180.7
Gross profit	103.4	104.0	111.8	117.6
Net Income	1.7	19.5	45.6	39.0
Net Income per share-basic	0.04	0.44	1.03	0.88
Net Income per share-diluted	0.04	0.44	1.03	0.88
Weighted average shares
Basic	44,154,796	44,155,271	44,155,830	44,156,800
Diluted	44,154,796	44,155,271	44,155,830	44,156,800

(*) The quarter ended December 31, 2017 includes special items charges regarding the deconsolidation of our Venezuelan subsidiaries. Effective as of December 1, 2017, the Company no longer presents the results of its Venezuelan subsidiaries in its consolidated financial statements. Please refer to note 2 of our audited consolidated financial statements for additional detail.

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

For an analysis of our Critical Accounting Policies and Estimates please refer to Note 2 “Summary of significant accounting policies” to our consolidated financial statements included elsewhere in this report.

Foreign Currency Translation

All of our foreign operations (other than Venezuela since January 1, 2010 as described below) use the local currency as their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the monthly average exchange rates in effect during the year. The resulting translation adjustment is recorded as part of other comprehensive income (losses), a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the consolidated financial statements of income under the caption “Foreign currency losses / gains”.

Venezuelan Currency Status

Pursuant to U.S. GAAP, we transitioned our Venezuelan operations to highly inflationary status beginning on January 1, 2010. Highly inflationary status requires transactions and balances to be re-measured as if the U.S. dollar were the functional currency for the operation.

On February 10, 2015, the Venezuelan government issued a decree that unified the two previous foreign exchange systems “SICAD 1 and SICAD 2” into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 Bs per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to the Company’s business. In the same decree the Venezuelan government created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the Central Bank of Venezuela (“BCV”) on a daily basis.

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

In light of the disappearance of SIMADI (which closed at 728.0 per U.S. dollar), and the Company’s inability to gain access to U.S. dollars under SIMADI, it started requesting U.S. dollars through DICOM. As a result, the Company expects to settle its transactions through DICOM going forward and concluded that the DICOM exchange rate should be used as from June 1, 2017 to measure its bolivar-denominated monetary assets and liabilities and to measure the revenues and expenses of the Venezuelan subsidiaries. Therefore, as of June 30, 2017, monetary assets and liabilities in Bolivares (“Bs”) were re-measured to the U.S. dollar using the DICOM closing exchange rate of 2640.0 Bs per U.S. dollar. As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $22.0 million during the second quarter of 2017.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2017 would not be fully recoverable. As a result, on June 30, 2017, the Company recorded an impairment of offices and commercial property under construction included within non-current other assets of $2.8 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value, by using the market approach and considering prices for similar assets.

Effective December 1, 2017, the Company determined that deteriorating conditions in Venezuela had led the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiaries. The recent Venezuela’s selective default determination, the restrictive exchange controls in Venezuela, the lack of access to U.S. dollars through official currency exchange mechanisms resulted in other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar, and restricted the Company’s operating decision, the Company’s ability to pay dividends and satisfy other obligations denominated in U.S. dollars. Therefore, in accordance to the applicable accounting standards, as of December 1, 2017, the Company deconsolidated the financial statements of its subsidiaries in Venezuela and began reporting the results under the cost method of accounting.

As a result of the deconsolidation, the Company recorded an impairment of $85,8 million on  December 1, 2017.

Beginning December 1, 2017, the Company no longer includes the balances, results of operations and cash flows of the Venezuelan subsidiaries in its consolidated financial statements. Please refer to note 2 of our audited consolidated financial statements for additional detail.

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

During December 2017 the Argentine peso exchange rate increased by 17% against the U.S. dollar to 18.65 Argentine pesos per U.S. dollar as of December 31, 2017. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, we recognized a foreign exchange gain of $4.4 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $37.6 million (as a result of having a net asset position in Argentine pesos).

Brazilian currency status

During 2015, the Brazilian Reais exchange rate against the U.S. dollar increased 47%, from 2.66 Brazilian Reais per U.S. dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015. Due to the fluctuations of the Brazilian foreign currency against the U.S. dollar, we recognized a foreign exchange gain of $14.6 million during the year 2015. In addition, the reported Other Comprehensive Loss of our Brazilian segment increased by $9.0 million during the current year. During 2017 and 2016, there were no significant changes in the exchange rates. As of December 31, 2017 and 2016 the Brazilian Reais exchange rate against the U.S. dollar was 3.31 and 3.26, respectively.

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

We recorded an impairment of long-lived assets of $16.2 million on March 31, 2015, of $13.7 million on June 30, 2016 million and of $2.8 million on June 30, 2017 relating to certain real estate investments in Venezuela. The carrying amount was adjusted to its estimated fair value by using the market approach and considering prices for similar assets. For a complete discussion on such impairment, see “Foreign Currency Translation—Venezuelan Currency Status” above.

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

For the year ended December 31, 2017, the fair values of the reporting units and the intangible assets with indefinite useful lives were estimated using the income approach. Cash flow projections used were based on financial budgets approved by management. The Company uses discount rates to each reporting unit in the range of 13.4% to 18.3%. The average discount rate used for 2017 was 15.0%. That rate reflected the Company’s real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”), Total Payment Volume (“TPV”), Average Selling Price (“ASP”), Successful Items sold (“SI”), Take Rate and operating margins. See Item 6 of Part II, “Selected Financial Data-Other data” for details on the measures described in this paragraph. In addition, the benchmark in our analysis includes a business to e-commerce rate, which represents the growth of e-commerce as a percentage of GDP, Internet penetration rates as well as trends in the Company’s market share.

As of December 1, 2017, we deconsolidated our Venezuelan operations and began reporting the results under the cost method of accounting.

As a result of the deconsolidation, the Company recorded an impairment of $85,8 million on  December 1, 2017. The pretax charge includes the fully write-off of the Company’s net assets in Venezuela, foreign currency translation previously included in Accumulated other comprehensive loss for $14,1 million and all inter-company balances for $ 9,1 million. As a result of the above mentioned write-off, as of December 31, 2017 the Company ’s investment in Venezuela equals zero.

Beginning December 1, 2017, we no longer include the results of our Venezuelan subsidiaries in our consolidated financial statements

For the year ended December 31, 2017, based on quantitative assessments, the Company has determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives, except the Venezuelan reporting unit and its intangible assets which has been impaired on December 1, 2017, are greater than their respective carrying amounts.

As discussed above, if the carrying amount of any given reporting unit or any intangible asset with indefinite useful life exceeds its fair value, goodwill or indefinite useful life, intangible assets are considered impaired and a second step is performed to measure the amount of impairment loss, if any. Except for Venezuelan impairment described above, no impairments were recognized during the reporting periods included in the financial statements set forth in Item 8 as management’s assessment of each reporting unit fair value exceeds its carrying value.

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

Allowances for doubtful accounts, for chargebacks and credit losses.

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

For more detailed information in relation to the Notes and the Capped Call transactions, see “—Results of operations for the years ended December 31, 2017 and 2016 — Debt” and Note 17 to our consolidated financial statements.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. At December 31, 2017, we had a valuation allowance on certain foreign net operating losses and foreign tax credit based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income/asset tax expense” line in our consolidated statement of income.

Stock-based compensation

Our board of directors adopted the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 long-term retention plans (the “2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 LTRPs”, respectively). See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk  —Equity Price Risk” for details on the LTRPs.

All our LTRPs have performance and/or eligibility conditions to be achieved at each year-end and also require the employee to be still employed by the Company at the payment date.

The variable awards compensation cost of all our LTRPs are recognized in accordance with the graded-vesting attribution method and are accrued up to each payment date. All our LTRPs fixed awards are recognized in straight line bases using the equal annual accrual method.

For an analysis of our LTRP compensation plan, please refer to Note 16 “Long term retencion plan” to our consolidated financial statements.

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

For an analysis of our Outside Director’s compensation plan, please refer to Note 11 “Compensation plan for outside directors” to our consolidated financial statements

No stock options were granted during the period from January 1, 2007 to December 31, 2017 and there were no stock-based compensation expenses related to stock options for the years ended December 31, 2017, 2016 and 2015. There is no stock option award outstanding under the “2009 Equity Compensation Plan”, (the “2009 Plan”). As of December 31, 2017, there were 232,825 shares of common stock available for additional awards under the 2009 Plan.

Recent accounting pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 2-Summary of significant accounting policies-Recently issued accounting pronuncements.”

Results of operations

The following table sets forth, for the year ended presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

Statement of income data

	Year Ended December 31,
(In millions)	2017 (*)(***)	2016 (*)	2015 (*)

Net revenues	$1,398.1	$844.4	$651.8
Cost of net revenues	(678.5)	(307.5)	(215.0)
Gross profit	719.6	536.9	436.8

Operating expenses:

Product and technology development	(127.2)	(98.5)	(76.4)
Sales and marketing	(325.4)	(156.3)	(128.6)
General and administrative	(122.2)	(87.3)	(76.3)
Impairment of Long-Lived Assets	(2.8)	(13.7)	(16.2)
Loss on deconsolidation of Venezuelan subsidiaries (**)	(85.8)	-	-
Total operating expenses	(663.3)	(355.8)	(297.6)
Income from operations	56.3	181.1	139.2

Other income (expenses):
Interest income and other financial gains	45.9	35.4	20.6
Interest expense and other financial charges	(26.5)	(25.6)	(20.4)
Foreign currency (losses) gains	(21.6)	(5.6)	11.1
Net income before income tax expense	54.1	185.3	150.5

Income tax expense	(40.3)	(49.0)	(44.7)
Net income	$13.8	$136.4	$105.8

(*)	The table above may not total due to rounding
(**)	Loss on deconsolidation of Venezuelan subsidiaries effective as of December 1, 2017. Please refer to note 2 from our consolidated financial statements for additional detail.
(***)	Excludes results for Venezuela for the month of December 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

	Year Ended December 31,
(% of net revenues)	2017 (*)(**)	2016 (*)	2015 (*)

Net revenues	100%	100%	100%
Cost of net revenues	(48.5)	(36.4)	(33.0)
Gross profit	51.5	63.6	67.0

Operating expenses:

Product and technology development	(9.1)	(11.7)	(11.7)
Sales and marketing	(23.3)	(18.5)	(19.7)
General and administrative	(8.7)	(10.3)	(11.7)
Impairment of Long-Lived Assets	(0.2)	(1.6)	(2.5)
Loss on Desconsolidation of Venezuelan Subsidiaries	(6.1)	-	-
Total operating expenses	(47.4)	(42.1)	(45.7)
Income from operations	4.0	21.4	21.4

Other income (expenses):
Interest income and other financial gains	3.3	4.2	3.2
Interest expense and other financial charges	(1.9)	(3.0)	(3.1)
Foreign currency (losses) / gains	(1.5)	(0.7)	1.7
Net income before income tax expense	3.9	21.9	23.1

Income tax expense	(2.9)	(5.8)	(6.9)
Net income	1.0%	16.1%	16.2%

(*)	Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.
(**)	Excludes results for Venezuela for the month of December 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our growth in net revenues was 65.6% from 2016 to 2017 and 29.6% from 2015 to 2016. From 2016 to 2017, our Successful Items sold increased by 49.1%, our Gross Merchandise Volume or “GMV” (excluding motor vehicles, vessels, aircraft and real estate) increased by 46.0% and MercadoPago total payment volume increased by 77.1%. Our number of confirmed registered users was 21.7% higher as of December 31, 2017 than as of December 31, 2016. From 2015 to 2016, our Successful Items sold increased by 41.0%, our Gross Merchandise Volume or “GMV” (excluding motor vehicles, vessels, aircraft and real estate) increased by 12.5% and MercadoPago total payment volume increased by 49.6%. Our number of confirmed registered users was 20.4% higher as of December 31, 2016 than as of December 31, 2015. See Item 6 of Part II, “Selected Financial Data-Other data” for details on the measures described in this paragraph. We believe that our growth in net revenues should continue in the future. However, despite this positive historical trend, the current weak global macro-economic environment, coupled with devaluations of certain local currencies in Latin America versus the U.S. dollar, the effects of Venezuelan deconsolidation and high interest rates in those countries, could cause a decline in year-over-year net revenues, particularly as measured in U.S. dollars.

Gross profit margins

During the past years, our business has experienced decreasing gross profit margins, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins were 51.5%, 63.6% and 67.0% for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in our gross profit margins resulted primarily from:

(i)  Increased costs from providing free shipping, mainly in Brazil and Mexico, which totaled $181.6 million for the year ended December  31, 2017.

(ii) Higher penetration of our payment and shipping services into our Argentine, Brazilian and Mexican marketplaces. For the year ended December 31, 2017, total volume of payments on marketplace represented 81.9% of our total GMV; as compared to 69.9% and 52.6% for the years ended December 31, 2016 and 2015, respectively. Additionally, for the year ended December 31, 2017, the total number of items shipped through our shipping solution represented 55.8% of our total number of successful items sold, as compared to 47.8% and 35.2% for the years ended December 31, 2016 and 2015, respectively. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins. In addition, our financing and shipping revenues are reported net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins. For the year ended December 31, 2017, free shipping costs, collection fees and sales taxes increased $181.6 million, $91.0 million and $31.4 million, respectively, as compared to the year ended December 31, 2016. For the year ended December 31, 2016, collection fees and sales taxes increased $40.3 million and $23.1 million, respectively, as compared to the year ended December 31, 2015.

(iii) Increased customer support costs of $20.6 million from 2016 to 2017, as compared to $14.8 million from 2015 to 2016; mainly as a consequence of salaries and wages. The number of customer support employees was 2,552, 1,788 and 1,395 as of December 31, 2017, 2016 and 2015, respectively.

(iv) Increased hosting costs of $14.3 million for the year ended December 31, 2017, as compared with the same periods in 2016, respectively

In the future, gross profit margins could decline if we continue offering free shipping and the penetration of our payment solution and shipping grows faster than our marketplace.

Operating income margins

Operating income margin decreased from 21.4% to 4.0%  for the year ended December 31, 2017 as compared to the same period in 2016, mainly as a consequence of increases in costs of net revenues (driven mainly by free shipping costs and collection fees), as described under “Gross profit margins” above, and increases in sales and marketing expenses (driven mainly by on-line and offline marketing expenses mainly in Brazil and Mexico), the charge related to the deconsolidation of our Venezuelan subsidiaries (please refer to note 2 from our audited consolidated financial statements for additional detail). For 2016 as compared to 2015, our operating income margin remained stable.

We anticipate that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating income margins, and we could experience further decreases in operating income margins.

Net revenues

	For the years ended		Change from 2016		For the years ended		Change from 2015
	December 31,		to 2017 (*)		December 31,		to 2016 (*)
	2017	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues (**)	$ 1,398.1	$ 844.4	$ 553.7	65.6%	$ 844.4	$ 651.8	$ 192.6	29.6%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Venezuelan revenues have been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

	Years ended		Change from 2016		Years ended		Change from 2015
	December 31,		to 2017 (**)		December 31,		to 2016 (**)
Consolidated Net Revenues by revenue stream	2017	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Marketplace	$ 489.3	$ 254.3	$ 235.0	92.4%	$ 254.3	$ 159.9	$ 94.4	59.1%
Non-Marketplace	342.1	200.7	141.4	70.5%	200.7	130.7	70.0	53.5%
	831.4	455.0	376.4	82.7%	455.0	290.6	164.4	56.6%
Argentina
Marketplace	$ 207.4	$ 156.2	$ 51.2	32.8%	$ 156.2	$ 155.9	$ 0.4	0.2%
Non-Marketplace	151.9	106.0	45.9	43.3%	106.0	89.1	16.9	18.9%
	359.4	262.3	97.1	37.0%	262.3	245.0	17.2	7.0%
Mexico
Marketplace	$ 62.5	$ 29.0	$ 33.4	115.1%	$ 29.0	$ 23.6	$ 5.5	23.2%
Non-Marketplace	24.0	17.3	6.7	38.9%	17.3	16.8	0.5	3.1%
	86.5	46.3	40.2	86.7%	46.3	40.3	6.0	14.9%
Venezuela (***)
Marketplace	$ 50.6	$ 33.7	$ 16.9	50.1%	$ 33.7	$ 36.9	$ (3.2)	-8.6%
Non-Marketplace	3.7	3.5	0.3	7.4%	3.5	3.6	(0.1)	-3.0%
	54.3	37.2	17.1	46.1%	37.2	40.5	(3.3)	-8.1%
Other countries
Marketplace	$ 29.3	$ 18.3	$ 11.0	60.0%	$ 18.3	$ 16.8	$ 1.5	9.1%
Non-Marketplace	37.2	25.3	11.9	47.2%	25.3	18.6	6.7	36.1%
	66.5	43.6	22.9	52.5%	43.6	35.4	8.2	23.3%

Marketplace	839.1	491.6	347.5	70.7%	491.6	393.0	98.6	25.1%
Non-Marketplace (*)	559.0	352.8	206.2	58.5%	352.8	258.8	94.0	36.3%
Total	$ 1,398.1	$ 844.4	$ 553.7	65.6%	$ 844.4	$ 651.8	$ 192.6	29.6%

(*)	Includes, among other things, ad sales, classified fees, payment fees, shipping fees and other ancillary services.
(**)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(***)	Venezuelan revenues have been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

On a segment basis, our net revenues for the years ended December 31, 2017 and 2016, increased across all geographic segments, except for the Venezuelan segment in 2016 as compared to 2015.

Brazil

Marketplace revenue in Brazil grew 92.4% in the year ended December 31, 2017 as compared to the same period in 2016. The growth was primarily a consequence of an increase in: i) a 57.2% increase in our local currency volume, ii) a 12.0% increase in our take rate (equal to net revenues as a percentage of gross merchandise volume), and iii) a 9.3% appreciation of local currency. Non-Marketplace revenue grew 70.5%, a $141.4 million increase, during the same period, mainly driven by: i) a 91.7% increase in the volume of payments transactions; ii) a 67.2% increase in the volume of shipped items and iii) a 58.2% increase in ad sales volume.

Marketplace revenue in Brazil grew 59.1% in the year ended December 31, 2016 as compared to the same period in 2015. The growth was primarily a consequence of an increase in local currency volume of 56.4% and an increase in our take rate (equal to net revenues as a percentage of gross merchandise volume) of 6.4%. Those increases were partially offset by a local currency devaluation of 4.4%. Non-Marketplace revenue grew 53.5%, a $70.0 million increase, during the same period, mainly driven by increases in the volume of financing transactions offered and off-platform transactions to our users, volume of items shipped and in ad sales.

Argentina

Marketplace revenue in Argentina increased 32.8% for the year ended December 31, 2017 as compared to the same period in 2016, mainly due to a 32.8% increase in local currency volume and an 11.8% increase in our take rate, which was substantially offset by a 10.6% devaluation of the Argentine peso. Non-Marketplace revenue grew 43.3%, a $45.9 million increase, during the same period mainly driven by: i) a 47.3% increase in the volume of off platform payments transactions and ii) a 32.5% increase in the volume of shipped items.

Marketplace revenue in Argentina increased 0.2% for the year ended December 31, 2016 as compared to the same period in 2015, mainly due to a 44.7% increase in local currency volume and in our take rate of 10.9%, which was substantially offset by a 37.5% devaluation of the Argentine peso. Non-Marketplace revenue grew 18.9%, a $16.9 million increase, during the same period mainly driven by increases in the volume of payments of off-platform and financing transactions offered to our users, the volume of shipped items and ad sales.

Mexico

Marketplace revenue in Mexico grew 115.1% during the year ended December 31, 2017 as compared to the same period of 2016. The increase in our Mexican marketplace revenues primarily reflects an increase in a local currency volume of 64.6% and a 32.3% increase in our take rate, partially offset by a 1.2% devaluation of the local currency. Non-Marketplace revenue grew 38.9%, a $6.7 million increase, mainly driven by increases in the volume of financing transactions offered to our users and shipping transactions.

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

Venezuela

Marketplace revenue in Venezuela increased 50.1% during the year ended December 31, 2017 when compared to the same period in 2016, mainly due to a 536.1% increase in local currency volume, partially offset by a 76.3% local currency devaluation (see “Foreign Currency Translation — Venezuelan currency status”) and the deconsolidation on December 1, 2017 which implies that 2017’s revenues does not include Venezuelan revenues from December 2017. Non-Marketplace revenue increased 7.4%, or $0.3 million during the same period, mainly due to an increase in the volume of transactions.

Marketplace revenue in Venezuela decreased 8.6% during the year ended December 31, 2016 when compared to the same period in 2015, mainly due to a 67.1% local currency devaluation (see “Foreign Currency Translation — Venezuelan currency status”), partially offset by a 161.1% increase in local currency volume and a 6.3% increase in our take rate. Non-Marketplace revenue decreased 3.0%, or $0.1 million during the same period, mainly due to the devaluation mentioned above, which was partially offset by an increase in the volume of transactions.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2017
Net revenues (**)	$ 273.9	$ 316.5	$ 370.7	$ 437.0
Percent change from prior quarter	7%	16%	17%	18%
2016
Net revenues	$ 157.6	$ 199.6	$ 230.8	$ 256.3
Percent change from prior quarter	-13%	27%	16%	11%
2015
Net revenues	$ 148.1	$ 154.3	$ 168.6	$ 180.7
Percent change from prior quarter	-8%	4%	9%	7%

(*)	Calculated using whole-dollar amounts rather than rounded amounts that appear in the table.
(**)	Venezuelan revenues have been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

The following table set forth the growth in net revenues in local currencies for the years ended December 31, 2017 and 2016:

	Changes from (*)
(% of revenue growth in Local Currency)	2016 to 2017	2015 to 2016
Brazil	70.1%	61.3%
Argentina	53.8%	70.6%
Mexico	87.1%	35.3%
Venezuela (**)	521.6%	188.6%
Other Countries	38.8%	44.7%
Total Consolidated	81.7%	70.3%

(*)

The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2016 and applying them to the corresponding months in 2017, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2015 and applying them to the corresponding months in 2016, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next

(**)	Venezuelan revenues have been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

In Venezuela, the increase in our net revenues is mainly due to higher average selling prices posted by sellers during the year ended December 31, 2017, which we do not control. The increase in average selling prices in Venezuela is a consequence of: (i) the high inflation rate; (ii) a shortage of products and (iii) changes in the mix of categories of the items sold in our Venezuelan marketplace. Venezuelan revenues have been consolidated up to November 30, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

In Brazil, the increase in local currency growth is a consequence of an increase of our Brazilian Marketplace transactions volume, increases in our MercadoPago transactions and shipped items volume and appreciation of local currency.

In Mexico, the increase in our local currency growth is a consequence of an increase of our Mexican Marketplace transactions volume, increases in our MercadoPago transactions, shipped items volume.

In Argentina, the increase in our net revenues is mainly due to an increase in the Argentine successful items volume, higher average selling prices, shipped items volume and increases in our MercadoPago transactions.

For more explanation of the revenue growth in Venezuela, see above mentioned disclosures in this section. See also “Critical Accounting Policies and Estimates – Foreign Currency Translation”.

Cost of net revenues

	Years ended		Change from 2016		Years ended		Change from 2015
	December 31,		to 2017 (*)		December 31,		to 2016 (*)
	2017 (**)	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 678.5	$ 307.5	$ 371.0	120.6%	$ 307.5	$ 215.0	$ 92.5	43.0%
As a percentage of net revenues (*)	48.5%	36.4%			36.4%	33.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

Venezuelan cost of net revenues for 2017 have been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial Statements for additional detail.

For the year ended December 31, 2017 as compared to the year ended December 31, 2016, the increase of $371.0 million in cost of net revenues was primarily attributable to: i) an increase in free shipping costs amounting to $181.6 million, related to our Brazilian and Mexican free shipping initiative; ii) a 59.2% increase in collection fees amounting to $91.0 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transaction volume of Mercado Pago in those countries. For the year ended December 31, 2017, total volume of payments on marketplace represented 81.9% of our total GMV as compared to 69.9% for year ended December 31, 2016; iii) an increase in sales tax amounting to $31.4 million, mainly in Argentina and Brazil, iv) a $20.6 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hirings and v) a $ 14.3 million increase in hosting expenses.

For the year ended December 31, 2016 as compared to the year ended December 31, 2015, the increase of $92.5 million in cost of net revenues was primarily attributable to: i) a 35.4% increase in collection fees amounting to $40.3 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher penetration of Mercado Pago in those countries. For the year ended December 31, 2016,  total volume of payments on marketplace represented 69.9% of our total GMV as compared to 52.6% for year ended December 31, 2015; ii) an increase in sales tax amounting to $23.1 million, mainly in Argentina and Brazil, iii) a $14.8 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hirings and increased temporary services, iv) a $4.7 million increase in hosting costs, and v) a $4.3 million increase in mobile points of sale costs.

Product and technology development

	Years ended		Change from 2016		Years ended		Change from 2015
	December 31,		to 2017 (*)		December 31,		to 2016 (*)
	2017 (**)	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 127.2	$ 98.5	$ 28.7	29.1%	$ 98.5	$ 76.4	$ 22.1	28.9%
As a percentage of net revenues (*)	9.1%	11.7%			11.7%	11.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

Venezuelan product and technology development expenses expenses have been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial Statements for additional detail.

For the year ended December 31, 2017 as compared to the year ended December 31, 2016, the 29.1% increase in product and technology development expenses amounted to $28.7 million and was primarily attributable to; i) an increase of $13.7 million in salaries and wages due mainly to new hirings in 2017, ii) an increase in depreciation and amortization expenses of $8.5 million and iii) an increase in other product and technology development expenses of $4.8 million.

For the year ended December 31, 2016 as compared to the year ended December 31, 2015, the 28.9% increase in product and technology development expenses amounted to $22.1 million and was primarily attributable to; i) an increase of $8.8 million in salaries and wages due mainly to new hirings in 2016, ii) an increase in maintenance expenses of $3.1 million; iii) an increase in depreciation and amortization expenses of $4.3 million; and iv) an increase in other product and technology development expenses of $5.8 million.

We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

	Years ended		Change from 2016		Years ended		Change from 2015
	December 31,		to 2017 (*)		December 31,		to 2016 (*)
	2017 (**)	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 325.4	$ 156.3	$ 169.1	108.2%	$ 156.3	$ 128.6	$ 27.7	21.5%
As a percentage of net revenues (*)	23.3%	18.5%			18.5%	19.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

Venezuelan sales and marketing expenses have been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

For the year ended December 31, 2017, the $169.1 million increase in sales and marketing expenses when compared to the year ended December 31, 2016 was primarily attributable to: i) an increase of $109.4 million in marketing expenses mainly in Brazil and Mexico;  ii) a $18.9 million increase in chargebacks from credit cards due to the increase in our MercadoPago transactions volume; iii) a $16.5 million increase in salaries and wages; iv) a $ 14.5 million increase in our buyer protection program expenses and v) an increase in our bad debt expenses of $ 4.4 million

For the year ended December 31, 2016, the $27.7 million increase in sales and marketing expenses when compared to the year ended December 31, 2015 was primarily attributable to: i) an increase of $15.3 million in on line portal deals expenses; ii) a $7.3 million increase in our buyer protection program expenses; iii) a $6.3 million increase in salaries and wages; iv) a $5.0 million increase in other marketing expenses; and v) a $1.1 million increase in depreciation and amortization; partially offset by a $6.8 million decrease in our offline advertising expenses and a $2.2 million decrease in bad debt expenses due to a higher penetration of MercadoPago and improvements in recoveries process, which represented 1.5% of our net revenues for the year ended December 31, 2016 as compared to bad debt expenses equal to 2.3% for the year ended December 31, 2015.

General and administrative

	Years ended		Change from 2015		Years ended		Change from 2015
	December 31,		to 2016 (*)		December 31,		to 2016 (*)
	2017(**)	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 122.2	$ 87.3	$ 34.9	40.0%	$ 87.3	$ 76.3	$ 11.0	14.4%
As a percentage of net revenues (*)	8.7%	10.3%			10.3%	11.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

Venezuelan general and administrative expenses have been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited onsolidated financial statements for additional detail.

For the year ended December 31, 2017, the $34.9 million increase in general and administrative expenses when compared to the same period in 2016 was primarily attributable to a i) $24.1 million increase in salaries and wages mainly as a consequence of increases in our long-term retention program expenses; ii) a $2.7 million increase in legal and audit fees; iii) a $ 2.5 million increase in temporary services hired, mainly associated to temporary administrative employees; iv) a $1.6 million increase in tax and other fees and v) a $1.1 million increase in depreciation and amortization expenses.

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

Impairment of Long-Lived Assets

	Years ended		Change from 2016		Years ended		Change from 2015
	December 31,		to 2017 (*)		December 31,		to 2016 (*)
	2017	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ 2.8	$ 13.7	$ (10.9)	-79.3%	$ 13.7	$ 16.2	$ (2.5)	-15.5%
As a percentage of net revenues (*)	0.2%	1.6%			1.6%	2.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We recorded an impairment of certain real estate offices owned by our Venezuelan subsidiaries of $2.8 million, $13.7 million and $16.2 million during the second quarter of 2017, the second quarter of 2016 and the first quarter of 2015, respectively. For further information, see “Foreign Currency Translation— Venezuelan currency status.”

Loss on deconsolidation of Venezuelan subsidiaries

	Years ended		Change from 2016		Years ended		Change from 2015
	December 31,		to 2017 (*)		December 31,		to 2016 (*)
	2017	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Loss on deconsolidation of Venezuelan Subsidiaries	$ 85.8	$ -	$ 85.8	100.0%	$ -	$ -	$ -	0.0%
As a percentage of net revenues (*)	6.1%	0.0%			0.0%	0.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

We deconsolidated our Venezuelan operations effective as from December 1, 2017. As a consequence, we recorded an impairment of $85.8 million, including net assets, intercompany balances, accumulated translation differences and intangible assets. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Other income, net

	Years ended		Change from 2016		Years ended		Change from 2015
	December 31,		to 2017 (*)		December 31,		to 2016 (*)
	2017 (**)	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other (expense) income, net	$ (2.2)	$ 4.3	$ (6.5)	-151.6%	$ 4.3	$ 11.3	$ (7.0)	-62.2%
As a percentage of net revenues (*)	-0.2%	0.5%			0.5%	1.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

Venezuelan other (expenses) income, net have been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

For the year ended December 31, 2017, the $6.5 million increase in other expenses compared to the gain in the same period in 2016 was primarily attributable to a $16.1 million increase in foreign exchange loss mainly attributable to higher foreign exchange loss in Venezuela and Brazil of $ 17.8 million and $ 2.2 million, respectively, and lower foreign exchange gain in Argentina of $3.4 million, partially offset by a higher foreign exchange gain in Mexico of $7.5 million. This  foreign exchange loss  was partially offset by a $10.5 million increase in interest income arising from higher financial investments, mainly in Brazil and Argentina.

For the year ended December 31, 2016, the $7.0 million decrease in other income,  net when compared to the same period in 2015 was primarily attributable to: i) a $16.7 million increase in foreign exchange loss mainly as a result of lower foreign exchange gain in Argentina and Brazil of $14.6 million and $15.2 million, respectively, partially offset by a lower foreign exchange loss in Venezuela of $13.0 million; and (ii) a $5.2 million increase in interest expenses due mainly to the mortgage loan entered into in the third quarter of 2015 for the acquisition of real estate in Venezuela, and other financial charges in Brazil. These decreases were partially offset by a $15.0 million increase in interest income arising from our financial investments in Brazil and Argentina

Income and asset tax

	Years ended		Change from 2016		Years ended		Change from 2015
	December 31,		to 2017 (*)		December 31,		to 2016 (*)
	2017 (**)	2016	in Dollars	in %	2016	2015	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax	$ 40.3	$ 49.0	$ (8.7)	-17.7%	$ 49.0	$ 44.7	$ 4.3	9.5%
As a percentage of net revenues (*)	2.9%	5.8%			5.8%	6.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Venezuelan tax expense has been consolidated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

During the year ended December 31, 2017 as compared to the same period in 2016, income tax expense decreased by $8.7 million mainly as a consequence of higher pre-tax losses recorded in Mexico  (mainly attributable to an increase in our operating costs), partially offset by an increase in our pre-tax gains mainly in Argentina.

On December 27, 2017, the Argentine Senate approved a comprehensive income tax reform effective as from January 1, 2018.  As a consequence of the Argentine tax reform, we have recorded an income tax expense of $1.8 million in the year ended December 31, 2017, due to the reduction of our deferred tax assets position generated by the reduction of the Argentine income tax rate. Please refer to Note 14 of our consolidated financial statements for additional detail.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act establishes a reduction of the U.S. federal corporate tax rate to 21 percent, effective January 1, 2018. Consequently, for the year ended December 31, 2017, we have recorded a $0.8 million income tax gain related to the reduction of deferred tax assets and liabilities of $ 1.6 million and $ 2.4 million, respectively. Please refer to Note 14 of our consolidated financial statements for additional detail.

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving our application for eligibility under the new software development law for our Argentine subsidiary, Mercadolibre S.R.L. As a result, our Argentine subsidiary have been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained as beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $22.9 million and $22.6 million during 2017 and 2016, respectively. Furthermore, the Company recorded a labor cost benefit of $7.6 million and $5.5 million during 2017 and 2016. Additionally, $2.1 million and $2.0 million were accrued to pay software development law audit fees during 2017 and 2016, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.52 million and $0.51 for the years ended December, 31 2017 and 2016, respectively. Please refer to Note 14 to our consolidated financial statements for additional detail.

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

Our blended tax rate is defined as income expense as a percentage of income before income. Our effective income tax rate is defined as the provision for income taxes (net of charges related to dividend distributions from foreign subsidiaries that are offset with U.S. foreign tax credits) as a percentage of income before income. The effective income tax rate excludes the effects of the deferred income tax, and the assets and complementary income tax.

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	Years ended
	December 31,
	2017	2016	2015
Blended tax rate	74.5%	26.4%	29.7%
Effective tax rate	118.5%	30.0%	30.5%

Our blended tax rate for the year ended December 31, 2017 as compared to the same period in 2016 increased mainly due to the one-time loss recorded in our Venezuelan subsidiaries during the fourth quarter of 2017 related to the deconsolidation of Venezuelan subsidiaries (which is not deductible for tax purposes). Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Our blended and effective tax rate for the year ended December 31, 2016 as compared to the same period in 2015 decreased mainly due to the one-time loss recorded in our Venezuelan subsidiaries during the first quarter of 2015 related to the impairment of long-lived assets (which is not deductible for tax purposes) and the devaluation of the Bs net asset position. The 2015 non deductible tax effect was higher to the one-time loss recorded in the second quarter of 2016, and for that reason our blended and effective tax rate decreased.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2017, 2016 and 2015:

	Years ended
	December 31,
	2017	2016	2015
Effective tax rate by country
Argentina	19.5%	19.3%	15.5%
Brazil	32.2%	26.6%	29.9%
Venezuela	-2.3%	-1.0%	-16.4%
Mexico	-0.2%	-7.0%	-18.2%

Our effective income tax rate for our Argentine subsidiaries remained stable during the year ended December 31, 2017 as compared to the same period in 2016.

The increase in the effective income tax rate for our Argentine subsidiaries during the year ended December 31, 2016 as compared to the same period in 2015, is due to the tax holiday granted during third quarter of 2015 to our Argentine subsidiary related to the new software development law, which was higher to the tax holiday recorded in 2016, as it included a retroactive application from September 18, 2014.

In August 2011, the Argentine government issued a new software development law. In September 17, 2015, the Argentine Industry Secretary approved our application for eligibility under the new software development law for our Argentinean subsidiary, Mercadolibre S.R.L. Furthermore, on September 18, 2016, the Argentine Industry Secretary approved our application for eligibility under the new software development law for our Argentinean subsidiaries, Neosur S.RL. and Business Vision S.A. As a result, our Argentine subsidiaries were granted a tax holiday retroactive to September 18, 2014. A portion of the benefits obtained as beneficiaries of the new law is a relief of 60% of the total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities and continue to apply to us.

The decree establishes compliance requirements with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. Our Argentine operation will have to achieve certain required ratios annually under the new software development law to continue to benefit from the tax holiday.

The increase in our Brazilian effective income tax rate for the year ended December 31, 2017 as compared to the same period in 2016, was mainly related to lower temporary differences deducted in the current period. The decrease in our Brazilian effective income tax rate for the year ended December 31, 2016 as compared to the same period in 2015, was mainly related to temporary differences deducted in 2016.

For the years ended December 31, 2017, 2016 and 2015, our Mexican negative effective income tax rate was driven by losses recorded in our Mexican subsidiaries related to increases in our operating costs,  mainly related to free shipping and other marketing initiatives launched in Mexico.

For the years ended December 31, 2017, 2016 and 2015, our Venezuelan effective income tax rate was driven by losses recorded for our Venezuelan subsidiaries related to the impairment of long-lived assets and foreign exchange losses, which generated a net loss before income tax. The impairment of long-lived assets charge is non-deductible for tax purposes.

Our management considers any excess of the amount for financial reporting over the tax basis of the investments in the non-U.S. subsidiaries to be indefinitely reinvested, and for that reason has not recorded a deferred tax liability. However, if the distributions of those earnings do not imply withholdings, exchange rate differences or state income taxes, we expects repatriations to the US parent.

Deferred Income Tax

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2017 and 2016:

	Year Ended		Year Ended
	December 31,		December 31,
Deferred tax assets	2017	in %	2016	in %
	(in millions, except percentages)		(in millions, except percentages)

Brazilian operations	$10.1	13.8%	$5.5	10.2%
U.S. tax credits & others U.S. deferred tax assets	13.1	18.0	15.3	28.3
Operations in other countries	6.6	9.1	4.6	8.5
Mexican operations	29.0	39.9	8.6	16.0
Chilean operations	3.4	4.6	1.3	2.3
Venezuelan operations	—	—	7.3	13.5
Argentine operations	10.6	14.6	11.4	21.2
Total	$72.7	100.0%	$53.9	100.0%

At December 31, 2017, our deferred tax assets were comprised mainly of foreign exchange effects, allowance for doubtful accounts, payroll and social security payable and provisions, representing 12.1%, 8.7%, 8.1% and 6.5%, respectively of our total deferred tax assets. At December 31, 2016, our deferred tax assets were comprised mainly of foreign exchange effects, payroll and social security payable, allowance for doubtful accounts and provisions, representing 25.1%, 17.8%, 15.4% and 7.4%, respectively of the total deferred tax assets.

The following table summarizes the composition of our deferred tax assets from loss carryforwards for the years ended December 31, 2017 and 2016:

	Year Ended		Year Ended
	December 31,		December 31,
Loss carryforwards	2017	in %	2016	in %
	(in millions, except percentages)		(in millions, except percentages)

Brazilian operations	$2.7	7.7%	$0.2	1.3%
Mexican operations	26.7	75.7	6.2	45.1
U.S. loss carry forwards	0.2	0.6	0.4	2.9
Chilean operations	2.3	6.6	0.5	3.4
Venezuelan operations	—	—	4.5	32.6
Operations in other countries	3.3	9.4	2.0	14.7
Total	$35.2	100.0%	$13.8	100.0%

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.

At December 31, 2017 and 2016, our valuation allowance amounted to $15.4 million and $9.0 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2017 and 2016:

	Year Ended		Year Ended
	December 31,		December 31,
Valuation Allowance	2017	in %	2016	in %
	(in millions, except percentages)		(in millions, except percentages)
U.S. foreign tax credits	$12.1	78.4	—	0.0%
Mexican operations	0.0	0.1%	$1.8	20.0
Argentine operations	3.3	21.5	3.2	36.1
Venezuelan Operations	—	0.0	3.9	43.9
Total	$15.4	100.0%	$9.0	100.0%

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

The $3.3 million and $3.2 million of valuation allowances in Argentina as of December 31, 2017 and 2016, respectively, are a consequence of more restrictive requirements to compute doubtful accounts as an income tax deduction.

The $12.1 million of valuation allowances in the United States as of December 31, 2017 are a consequence of the impossibility to offset foreign tax credits with future taxable income.

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

Segment information

See Note 7 to our consolidated financial statements for detailed description about our reporting segments.

(In millions, except for percentages)	Year ended December 31, 2017 (*) (**)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 831.4	$ 359.4	$ 86.5	$ 54.3	$ 66.5	$ 1,398.1
Direct costs	(612.2)	(215.8)	(142.6)	(22.1)	(59.0)	$ (1,051.7)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	$ (2.8)
Loss on Deconsolidation of Venezuelan Subsidiaries	—	—	—	(76.6)	—	$ (76.6)
Direct contribution	219.2	143.5	(56.1)	(47.2)	7.5	$ 267.0
Margin	26.4%	39.9%	-64.8%	-86.9%	11.3%	19.1%

	Year ended December 31, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 455.0	$ 262.3	$ 46.3	$ 37.2	$ 43.6	$ 844.4
Direct costs	(270.9)	(152.1)	(41.0)	(17.7)	(31.5)	$ (513.3)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	$ (13.7)
Direct contribution	184.1	110.1	5.4	5.7	12.1	$ 317.4
Margin	40.5%	42.0%	11.6%	15.4%	27.6%	37.6%

	Change from the year ended December 31, 2017 to December 31, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 376.4	$ 97.1	$ 40.2	$ 17.1	$ 22.9	$ 553.7
in %	82.7%	37.0%	86.7%	46.1%	52.5%	65.6%
Direct costs
in Dollars	$ (341.3)	$ (63.7)	$ (101.6)	$ (4.4)	$ (27.5)	$ (538.3)
in %	126.0%	41.9%	248.1%	24.6%	87.0%	104.9%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 10.9	$ —	$ 10.9
in %	0.0%	0.0%	0.0%	-79.3%	0.0%	-79.3%
Loss on Deconsolidation of Venezuelan Subsidiaries
in Dollars	$ —	$ —	$ —	$ (76.6)	$ —	$ (76.6)
in %	0.0%	100.0%	0.0%	100.0%	100.0%	100.0%
Direct contribution
in Dollars	$ 35.1	$ 33.4	$ (61.5)	$ (53.0)	$ (4.5)	$ (50.5)
in %	19.1%	30.3%	-1142.1%	-923.4%	-37.7%	-15.9%

(In millions, except for percentages)	Year ended December 31, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 455.0	$ 262.3	$ 46.3	$ 37.2	$ 43.6	$ 844.4
Direct costs	(270.9)	(152.1)	(41.0)	(17.7)	(31.5)	$ (513.3)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	$ (13.7)
Direct contribution	184.1	110.1	5.4	5.7	12.1	317.4
Margin	40.5%	42.0%	11.6%	15.4%	27.6%	37.6%

	Year ended December 31, 2015 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 290.6	$ 245.0	$ 40.3	$ 40.5	$ 35.4	$ 651.8
Direct costs	(180.4)	(134.8)	(31.3)	(15.3)	(24.6)	$ (386.3)
Impairment of Long-lived Assets	—	—	—	(16.2)	—	$ (16.2)
Direct contribution	110.2	110.3	9.1	9.0	10.8	$ 249.2
Margin	37.9%	45.0%	22.5%	22.1%	30.4%	38.2%

	Change from the year ended December 31, 2016 to December 31, 2015(*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 164.4	$ 17.2	$ 6.0	$ (3.3)	$ 8.2	$ 192.6
in %	56.6%	7.0%	14.9%	-8.1%	23.3%	29.6%
Direct costs
in Dollars	$ (90.5)	$ (17.4)	$ (9.7)	$ (2.4)	$ (6.9)	$ (126.9)
in %	50.2%	12.9%	30.9%	16.0%	28.2%	32.9%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 2.5	$ —	$ 2.5
in %	0.0%	0.0%	0.0%	-15.5%	0.0%	-15.5%
Direct contribution
in Dollars	$ 73.9	$ (0.1)	$ (3.7)	$ (3.2)	$ 1.3	$ 68.2
in %	67.0%	-0.1%	-40.6%	-36.0%	12.0%	27.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Exclude results of operations for Venezuela for the month of December 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Net revenues

Net revenues for the year ended December 31, 2017, 2016 and 2015 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs, Impairment of Long-Lived Assets and Loss on Deconsolidation of Venezuelan Subsidiaries

Brazil

For the year ended December 31, 2017 as compared to the same period in 2016, direct costs increased by 126.0%, mainly driven by: i) a 165.9% increase in cost of net revenues, mainly attributable to an increase in shipping costs as a consequence of our free shipping strategy, collection fees as a consequence of higher transactions volume of our MercadoPago business, sales tax, cost of product sold as a consequence of higher volumes of mobile points of sales devices sold and salaries and wages; ii) a 105.2% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, chargebacks from credit cards due to the increase in our MercadoPago volume, salaries and wages, and buyer protection program expenses; iii) a 37.0% increase in product and technology development expenses, mainly due to an increase in depreciation and amortizacion expenses and other product and technology development expenses; and iv) a 23.7% increase in general and administrative expenses, mainly attributable to increases in salaries and wages and legal fees.

For the year ended December 31, 2016 as compared to the same period in 2015, direct costs increased by 50.2%, mainly driven by: i) a 68.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher transaction volume of Mercado Pago business, sales tax costs and salaries and wages; ii) a 31.5% increase in sales and marketing expenses, mainly due to higher on line portal deals expenses, salaries and wages, buyer protection program expenses and other marketing expenses; iii) a 69.5% increase in product and technology development expenses, mainly due to an increase in salaries and wages and higher depreciation and amortization expenses; and iv) a 12.5% increase in general and administrative expenses, mainly attributable to increases in salaries and wages

Argentina

For the year ended December 31, 2017 as compared to the same period in 2016, direct costs increased by 41.9%, mainly driven by: i) a 74.5% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, chargebacks from credit cards due to the increase in our MercadoPago transactions volume, buyer protection program expenses and salaries and wages; ii) a 70.6% increase in product and technology development expenses, mainly due to higher depreciation and amortization expenses; iii) a 34.4% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher transaction volume of our MercadoPago business, customer support, sales taxes costs and cost of product sold as a consequence of higher volumes of mobile points of sales devices sold; and iv) a 14.1% increase in general and administrative expenses.

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

Mexico

For the year ended December 31, 2017 as compared to the same period in 2016, direct costs increased by 248.1%, mainly driven by: i) a 370.3% increase in cost of net revenues, mainly attributable to an increase in shipping costs as a consequence of our free shipping strategy, an increase in collection fees due to higher MercadoPago transaction volume and customer support costs; ii) a 266.0% increase in sales and marketing expenses, mainly due to increases in online marketing expenses; and iii) a 16.0% increase in general and administrative expenses, mainly attributable to an increase in depreciation and amortization. These increases were partially offset by a 7.9% decrease in product and technology development expenses, mainly due to lower salaries and wages.

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

Venezuela

We deconsolidated our Venezuelan’s operations effective as from December 1, 2017 and recorded an impairment of $ 85.8 million, of which $ 76.6 million are included as direct costs and relates to the company’s investment in Venezuela, including net assets, intangibles accumulated translation differences and $ 9.1 million are related to intercompany balances. Please refer to note 2 from our audited consolidated financial statements for additional detail.

During the second quarter of 2017, 2016 and the first quarter of 2015, we recorded impairments of long-lived and other non-current assets of $2.8 million, $13.7 million and $16.2 million, respectively, in our Venezuelan subsidiaries.

Additionally, direct costs increased by $4.4 million during the year ended December 31, 2017 as compared to the same period in 2016, primarily due to: i) a 35.6% increase in cost of net revenues that was mainly attributable to an increase in collection fees due to higher MercadoPago penetration and customer support costs; ii) a 33.2% increase in product and technology development expenses attributable to an increase in depreciation and amortization expenses; iii) a  7.7% increase in general and administrative expenses, mainly due to an increase in salaries and wages and iv) a 6.6% increase in sales and marketing expenses that was mainly attributable to an increase in bad debt expenses and salaries and wages.

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

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for marketing initiatives, free shipping, MercadoCredito operations, capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interest payments on our issued Convertible Notes.

In our early years, we funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised from our initial public offering, and from cash generated from our operations. As discussed above under “Critical Accounting Policies and Estimates”, on June 30, 2014, we issued $330 million principal balance of Convertible Notes for net proceeds to us of $321.7 million.

As of December 31, 2017, our main source of liquidity, amounting to $597.7 million of cash and cash equivalents and short-term investments and $34.7 million of long-term investments has been provided by cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities. We have funded MercadoPago by discounting credit card receivables, with loans backed with credit card receivables and through cash advances derived from our business. We have funded loan receivables with domestic cash resources.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt.

As of December 31, 2017,  cash and investments of our non-U.S. subsidiaries amounted to 81.1% of our consolidated cash and investments, or $513.0 million, and our non-U.S. dollar-denominated cash and investments amounted to 70.4% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil and Argentina.

If we were to change the way we manage our business, our working capital needs could be funded as they were funded in the past, through a combination of the sale of credit card coupons, constitution of trusts or obtaining loans from financial institutions and receiving cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2017, 2016 and 2015:

	Years ended
	December 31, (*)
(In millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$ 269.0	$ 190.3	$ 221.4
Investing activities	(22.6)	(84.2)	(183.5)
Financing activities	(50.9)	(19.7)	(27.7)
Effect of exchange rates on cash and cash equivalents	(41.3)	(19.1)	(66.4)
Net increase (decrease) in cash and cash equivalents	$ 154.1	$ 67.3	$ (56.3)
(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended		Change from
	December 31,		2016 to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 269.0	$ 190.3	$ 78.8	41.4%

The $78.8 million increase in net cash provided by operating activities during the year ended December 31, 2017, as compared to the same period in 2016, was primarily driven by a $ 102.2 increase in accounts payable and accrued expenses and a $78.0 million increase in funds payable to customers of MercadoPago in credit card receivables. This increase was partially offset by a $ 77.0 million decrease in credit card receivables and a $30.4 million decrease in other assets.

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

Net cash used in investing activities

	Years ended		Change from
	December 31,		2016 to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Investing activities	$ (22.6)	$ (84.2)	$ 61.6	-73.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash provided by in investing activities in the year ended December 31, 2017 resulted mainly from proceeds from the sale and maturity of investments of $4,713.9 million partially offset by purchases of investments of $4,553.6 million, as part of our financial strategy. We used $72.2 million in principal loans receivable granted to merchants under our MercadoCredito solution; $55.2 million in the purchase of property, plant and equipment (mainly in our Argentine and Brazilian offices and in information technology in Argentina and Brazil); $19.7 million in advances for property and equipment (mainly offices in Argentina), $8.6 million to fund the acquisitions of Ecommet Software Ltda. (see note 6 to our consolidated financial statements).

	Years ended		Change from
	December 31,		2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (84.2)	$ (183.5)	$ 99.3	-54.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2016 resulted mainly from purchases of investments of $3,501.3 million partially offset by proceeds from the sale and maturity of investments of $3,508.3 million, as part of our financial strategy. We used $0.4 million in the purchase of intangible assets, $68.5 million in the purchase of property, plant and equipment (mainly in our Argentine and Brazilian offices and in information technology in Argentina and Brazil), $7.3 million to fund the acquisitions of Monits and Axado (see  Note 6 to our consolidated financial statements), $8.4 million in advances for property and equipment (mainly offices in Argentina and Venezuela), and $6.6 million in principal loans receivable granted to merchants under our MercadoCredito solution

Net cash used in financing activities

	Years ended		Change from
	December 31,		2016 to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (50.9)	$ (19.7)	$ (31.2)	158.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2017, our primary use of cash was to fund $67.3 million for the 2017 Capped Call Transactions (described below) and $26.5 million in cash dividends. In addition, we generated $42.9 million proceeds from our loans payable and other financial liabilities (net of payments on loans payable and other financing).

	Years ended		Change from
	December 31,		2015 to 2016 (*)
	2016	2015	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Financing activities	$ (19.7)	$ (27.7)	$ 8.0	-29.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

For the year ended December 31, 2016, our primary use of cash was to fund $24.4 million in cash dividends and $6.7 million for the payments on loans payable and other financing. In addition, we generated $11.4 million in proceeds from our loans payable and other financial liabilities.

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

During the year ended December 31, 2016, 12 Notes were converted for a total amount of $12 thousands. During year ended through December 31, 2017, 19 Notes were converted for a total amount of $19 thousands. Additionally, during the fourth quarter of 2017, the conversion threshold was met again and the Notes became convertible at the holders’ option beginning on January 1, 2018 and ending on March 31, 2018. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

From January 1, 2018 to the date of issuance of these consolidated financial statements, no additional conversion requests were made.

The total estimated fair value of the Notes was $829.0 million and $458.8 million as of December 31, 2017 and 2016, respectively. The fair value was determined based on the closing trading price as of the last day of trading for each period. Based on the $314.7 closing price of the Company’s common stock on December 31, 2017, the if-converted value of the Notes exceeded their principal amount by $493.9 million.

Capped call transactions

The net proceeds from the Notes were $321.7 million after considering $8.3 million of transaction costs. In connection with the issuance of the Notes, we paid $19.7 million in June 2014 to enter into privately negotiated capped call transactions with respect to our common stock with certain financial institutions (the “2014 Capped Call Transactions”). In September 2017, we paid $67.3 million (including transaction expenses) to enter into additional privately negotiated capped call transactions with certain financial institutions (the “2017 Capped Call Transactions”; and together with the 2014 Capped Call Transactions, the “Capped Call Transactions”). The 2017 Capped Call Transactions are in addition to the 2014 Capped Call Transactions and have a higher strike price and cap price. The 2014 Capped Call Transactions have a cap price of $155.78 per common share and the 2017 Capped Call Transactions have a cap price of $366.06 per common share. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions. The strike price of the 2014 Capped Call Transactions was initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes. The strike price of the 2017 Capped Call Transactions was initially set at $295.67 per common share. The Capped Call Transactions are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion, up to the applicable cap price.

Cash Dividends

See “Item 5—Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities—Dividend Policy” for more information regarding our dividend distributions.

After reviewing our capital allocation process the Board of Directors has concluded that the Company has multiple investment opportunities that should generate greater returns to shareholders through investing capital into the business than issuing a dividend. Consequently, the decision has been made to suspend the payment of dividends to shareholders as of the first quarter of 2018, as it will free up capital for investment in multiple projects in our various platforms. Any future determination as to the declaration of dividends on our common stock will be made at the discretion of our board of directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our board of directors, including the applicable requirements of the Delaware General Corporation Law.

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment, intangible assets and acquired businesses) for the year ended December 31, 2017 and 2016 amounted to $83.5 million and $84.7 million respectively.

We invested $6.0 million across our Argentine, Brazilian and Uruguayan offices and $30.9 million across our Brazilian, Colombian and Argentine offices  during the year ended December 31, 2017 and 2016, respectively. We also invested $46.0 million and $28.1 million, respectively, in Information Technology, which was concentrated across Brazil, Argentina, Mexico and the United States.

On December 1, 2017, through our subsidiary Ebazar.com.br Ltda., we acquired 100% of the issued and outstanding shares of capital stock of Ecommet Software Ltda.,  a Brazilian software development company, for the purchase price of $8.7 million measured at its fair value.  We believe this acquisition will allow us to enhance our software development capabilities.

On February 12, 2016, through our subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, we acquired 100% of the issued and outstanding shares of capital stock of Monits S.A., a software development company located and organized under the laws of Buenos Aires, Argentina, for the purchase price of $3.1 million, measured at its fair value.

In April 2016, our Venezuelan subsidiary acquired commercial properties in process of construction for a total of 135.81 square meters, in Caracas, Venezuela for a total purchase price of BF$1,359 million, or $3.7 million, for investment purposes and included in non-current other assets. The Venezuelan subsidiary paid the purchase price in Bolivares. According to the purchase agreements, the commercial properties will be delivered in December 2018.

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

Off-balance sheet arrangements

As of December 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Contractual obligations at December 31, 2017 are as follows:

	Payment due by period
	Total	Less than	1 to 3	3 to 5	More than
(in millions)	(*)	1 year (*)	years (*)	years (*)	5 years (*)
Long-Term Debt Obligations (1)	$405.9	$68.4	$337.5	$—	$—
Operating lease obligations (2)	94.5	10.7	30.8	23.2	29.8
Purchase obligations	201.1	66.7	71.8	62.5	—
Total	$681.9	$126.2	$440.1	$85.7	$29.8

h
(*)	The table above may not total due to rounding.
(1)

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of our Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date.

During last quarter of 2017, the Company through its Argentine subsidiary obtained a line of credit from Citibank, denominated in Argentine pesos, to be applied to working capital needs. The line of credit bear interest fixed rate of 25.00% per annum and the last maturity date is in 6 months. As of December 31, 2017, the amount outstanding under this line of credit is $19.3  million.

During last quarter of 2017, the Company, through its Chilean subsidiary, obtained a line of credit from Banco de Chile denominated in Chilean pesos, to be applied to working capital needs. As of December 31, 2017, the amount outstanding under this line of credit is $15.9 million, bears an interest fixed rate of 4.44% per annum

Additionally, includes minor financial debts of previous mentioned and other locations. See Note 15 to our Consolidated Financial Statements.

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

Foreign currencies

As of December 31, 2017, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in local currency. As a result, our subsidiaries use their local currency as their functional currency.  As of December 31, 2017, the total cash and cash equivalents denominated in foreign currencies totaled $238.3 million, short-term investments denominated in foreign currencies totaled $202.8 million and accounts receivable, credit cards receivables and loans receivables in foreign currencies totaled $622.6 million. As of December 31, 2017, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of December 31, 2017, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $156.6 million and our U.S. dollar-denominated long-term investments totaled $34.7 million. For the year ended December 31, 2017, we had a consolidated loss on foreign currency of $21.6 million mainly as a consequence of a $25.5 million loss on foreign exchange in our Venezuelan subsidiaries, partially offset by a $4.4 million gain on forex exchange in our Argentine subsidiaries (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

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

The following table sets forth the percentage of consolidated net revenues by segment for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
(% of total consolidated net revenues) (*)	2017	2016	2015
Brazil	59.5%	53.9%	44.6%
Argentina	25.7	31.1	37.6
Mexico	6.2	5.5	6.2
Venezuela (**)	3.9	4.4	6.2
Other Countries	4.8	5.2	5.4

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Venezuelan revenues have been consolidiated up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2017 and for the year then ended:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 1,553.3	$ 1,398.1	$ 1,271.1
Expenses	(1,488.6)	(1,341.8)	(1,221.8)
Income from operations	64.8	56.3	49.3

Other expenses and income tax related to P&L items	(21.7)	(20.9)	(20.3)

Foreign Currency impact related to the remeasurement of our Net Asset position	(23.9)	(21.6)	(19.8)
Net income	19.1	13.8	9.3

Total Shareholders' Equity	$ 381.8	$ 325.8	$ 283.4

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar
(*)	The table above does not total due to rounding.

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

In the past we have entered into transactions to hedge portions of our foreign currency translation exposure; however, during the three year period ended December 31, 2017 we did not entered into any such hedging transactions.

Venezuelan Segment

In accordance with U.S. GAAP, we have classified our Venezuelan operations as highly inflationary since January 1, 2010, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Venezuelan operations.

The following table sets forth the net revenues for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017 (*)	2016	2015
Venezuelan operations	(In millions)
Net Revenues	$ 54.3	$ 37.2	$ 40.5

(*)	We deconsolidated our Venezuelan operations effective December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

See Item 7 of Part II, “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Foreign Currency Translation” for details on the currency status of our Venezuelan segment.

Argentine Segment

Had a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar occurred on December 31, 2017, the reported net assets in our Argentine subsidiaries would have decreased by $15.4 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to $1.7 million in our Argentine subsidiaries.

Brazilian Segment

Had a hypothetical increase in the Brazilian Reais exchange rate against the U.S. dollar of 10% occurred on December 31, 2017, the reported net assets in our Brazilian subsidiaries would have decreased by $23.6 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to $1.6 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of December 31, 2017, MercadoPago’s funds receivable from credit cards totaled $521.1 million. Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of December 31, 2017, loans granted under our MercadoCredito solution totaled $73.4 million.  Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2017, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.6%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of December 31, 2017 could decrease (increase) by $1.0 million.

As of December 31, 2017, our short-term investments amounted to $209.4 million and our long-term investments amounted to $34.7  million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2010, 2011 and 2012 long-term retention plans (the “2010, 2011 and 2012 LTRPs), under which certain  employees are eligible to receive cash awards (“LTRP Awards”), which are payable as follows:

•

Eligible employees will receive a fixed payment equal to 6.25% of his or her LTRP Award under the 2010, 2011, and/or 2012 LTRP, respectively, once a year for a period of eight years. The 2010 LTRP awards began paying out starting in 2011, the 2011 LTRP Awards starting in 2012, the 2012 LTRP Awards starting in 2013(the “2010, 2011 or 2012 Annual Fixed Payment”, respectively); and

•

on each date we pay the respective 2010, 2011 and/or 2012 Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2010, 2011 or 2012 Variable Payment”, respectively) equal to the product of (i) 6.25% of the applicable 2010, 2011 and/or 2012 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2009 (with respect to the 2010 LTRP), 2010 (with respect to the 2011 LTRP) and 2011 (with respect to the 2012 LTRP) Stock Price, ($45.75, $65.41 and $77.77 for the 2010, 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2009, 2010 and 2011, respectively). The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

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

In order to receive an award under the 2013, 2014 and/or 2015 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013, 2014 and/or 2015 LTRP award, payable as follows:

•

the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2013, 2014 and/or 2015 LTRP bonus once a year for a period of six years starting in March 2014, 2015 and/or 2016 respectively (the “2013, 2014 or 2015 Annual Fixed Payment”, respectively); and

•

on each date we pay the respective 2013, 2014, 2015 and/or 2016 Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2013, 2014 or 2015 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2013, 2014 and/or 2015 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 (with respect to the 2013 LTRP), 2013 (with respect to the 2014 LTRP) and 2014 (with respect to the 2015 LTRP) Stock Price, defined as $79.57, $118.48 and $127.29 for the 2013, 2014 and 2015 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012, 2013, 2014 and 2015 respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

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

On August 2, 2016, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2016 LTRP which provides for the grant to eligible employees of a fixed award (the 2016 LTRP Fixed Award) and a variable award (the 2016 LTRP Variable Award). In order to receive awards under the 2016 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee, which generally are expected to be based on pre-set goals for the Company’s financial and operational performance. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2016 LTRP awards, payable as follows:

•	the eligible employee will receive a fixed payment equal to 16.66% of his or her 2016 LTRP Fixed Award once a year for a period of six years starting in March 2017 (the “Annual Fixed Payment”); and
•

on each date we pay the Annual Fixed Payment under the 2016 LTRP Fixed Award to the eligible employee, he or she will also receive the 2016 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2016 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2015 Stock Price (as defined below). For purposes of the 2016 LTRP, the “2015 Stock Price” shall equal $111.02 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60 -trading days of 2015) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

The 2016 LTRP is filed as Exhibit 10.08 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016, and the description of the 2016 LTRP above is qualified in its entirety by reference to such exhibit.

On April 3, 2017, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2017 LTRP which provides for the grant to eligible employees of a fixed award (the 2017 LTRP Fixed Award) and a variable award (the 2017 LTRP Variable Award). In order to receive awards under the 2017 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee, which generally are expected to be based on pre-set goals for the Company’s financial and operational performance. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2017 LTRP award, payable as follows:

•	the eligible employee will receive a fixed payment equal to 16.66% of his or her 2017 LTRP Fixed Award once a year for a period of six years starting in March 2018 (the “Annual Fixed Payment”); and
•

on each date we pay the Annual Fixed Payment under the 2017 LTRP Fixed Award to the eligible employee, he or she will also receive the 2017 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2017 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2016 Stock Price (as defined below). For purposes of the 2017 LTRP, the “2016 Stock Price” shall equal $164.17 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60 -trading days of 2016) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

As of December 31, 2017, the total contractual obligation fair value of our LTRP Variable Award payment obligations amounted to $68.3 million. As of December 31, 2017, the accrued liability related to all our LTRP Variable Award payments included in salaries and social security payable in our consolidated balance sheet amounted to $43.2 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to all our LTRP Variable Award payments if our common stock price per share were to experience increases or decreases by up to 40%:

		As of December 31, 2017
		MercadoLibre, Inc	2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017
		Equity Price	LTRP Variable Award contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		379.18	95,566
30%		352.10	88,740
20%		325.01	81,914
10%		297.93	75,088
Static	(*)	270.84	68,262
-10%		243.76	61,435
-20%		216.68	54,609
-30%		189.59	47,783
-40%		162.51	40,957

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our board of directors.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Except for the information regarding shares authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2018.

The following table represents information as of December 31, 2017 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

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

Description of 2009 Equity Compensation Plan

Our 2009 Plan was adopted by our board of directors on June 10,  2009. The 2009 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees, and non-qualified stock options and restricted stock to our employees, directors, officers, managers, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards”. As of December 31, 2017, there were no outstanding options to purchase shares of common stock under the 2009 Plan.

Number of shares of common stock available under the stock option plan.  The maximum number of Common Stock reserved and available for delivery in connection with Awards under the Plan shall be the sum of (i) 294,529 (shares available to be delivered at the inception of 2009 Equity Compensation Plan), plus (ii) the number of shares of Common Stock with respect to Awards previously granted under the Plan that terminate without being exercised, expire, are forfeited or canceled. The shares of Common Stock issuable pursuant to any Award granted under the Plan shall be (i) authorized but unissued shares, (ii) shares of Common Stock held in the Corporation’s treasury, (iii) shares acquired by the Corporation on any stock exchange in which such shares are traded, or (iv) a combination of the foregoing.

Administration of the stock option plan. The 2009 Plan is administered by our board of directors or a committee appointed by the board of directors (the body in charge of administering the 2009 Plan is referred to as the “administrator”). If the common stock is registered under Section 12(b) or 12(g) of the Exchange Act, the board of directors shall consider in selecting the administrator and the membership of any committee acting as administrator the provisions of Rule 16b-3 under the Exchange Act regarding “non-employee directors.” The administrator determines the recipients of awards, times at which awards are granted, number of shares subject to each type of award, the time for vesting of each award and the duration of the exercise period for options.

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

If an option expires or is terminated or canceled without having been exercised it shall become null and void and of no further force and effect. The term of an option may not exceed beyond the tenth anniversary on which the option is granted (or the fifth anniversary in the case of incentive stock options granted to employees who directly or indirectly own 10% of the total combined voting power of all classes of our stock.) An option terminates 30 days after a participant ceases to be an officer, manager, employee or director as a result of a termination without cause, and after 10 days of termination in the case of a termination for cause. Cause includes the conviction of a crime involving fraud, theft, dishonesty or moral turpitude, the participant’s continuous disregard of or willful misconduct in carrying lawful instructions of superiors, continued use of alcohol or drugs that interfered with the performance of the participant’s duties, the conviction of participant for committing a felony or similar foreign crime, and any other cause for termination set forth in a participant’s employment agreement. An option terminates 10 days after a participant ceases to be an independent consultant, contractor or advisor to us or agent of ours for any reason. It also terminates three months after the death or permanent disability of a participant, or, if the participant is a party to an employment agreement, the disability of such participant as defined in the employment agreement. Other reasons for termination may be set out in the Award Agreement.

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

Amendment . Our board of directors may modify the 2009 Plan at any time. The approval by a majority of our stockholders is necessary if required by law or necessary to comply with any applicable laws and regulations. No amendment will affect the terms of any award granted prior to the effectiveness of such amendment, except with the consent of the holder of the award.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Directors and Corporate Governance” in our 2018 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Ratification of Independent Registered Public Accounting Firm” in our 2018 Proxy Statement to be filed with the SEC is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in this report:

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are set forth under “Index to Exhibits” and is incorporated herein by reference.

ITEM 16.  FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.02	Registrant’s Amended and Restated Bylaws. (1)
4.01	Form of Specimen Certificate for the Registrant’s Common Stock (3)
4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)
4.03	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (6)
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. (2)
10.02	Management Incentive Bonus Plan of the Registrant. (2)
10.03	Form of Employment Agreements with Officers. (2)
10.04	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (3)
10.05	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (4)
10.06	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A. (5)
10.07	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (7)
10.08	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (8)
10.09	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (9)
10.10	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (10)
10.11	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (11)
10.12	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (12)
10.13	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (13)
10.14	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (14)
10.15

Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein  (15)

10.16	Amended and Restated 2009 Long-Term Retention Plan (16)
10.17	Amended and Restated 2010 Long-Term Retention Plan (16)
10.18	Amended and Restated 2011 Long-Term Retention Plan (16)
10.19	Amended and Restated 2012 Long-Term Retention Plan (16)
10.20	Amended and Restated 2013 Long-Term Retention Plan (16)
10.21	Amended and Restated 2014 Long-Term Retention Plan (16)
10.22	Amended and Restated 2015 Long-Term Retention Plan (16)
10.23	2016 Long-Term Retention Plan (16)
10.24	2017 Long-Term Retention Plan (17)
10.25	MercadoLibre Inc. 2016 Director Compensation Program (16)
21.01	List of Subsidiaries*
23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-8*
23.02	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-3*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013
(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(9)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(10)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(11)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(12)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(13)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(14)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(15)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 7, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2018

/s/ Mario Vazquez Mario Vazquez	Director	February 23, 2018

/s/ Susan Segal Susan Segal	Director	February 23, 2018

/s/ Nicolás Aguzin Nicolás Aguzin	Director	February 23, 2018

/s/ Nicolás Galperin Nicolás Galperin	Director	February 23, 2018

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 23, 2018

/s/ Meyer Malka Meyer Malka	Director	February 23, 2018

/s/ Javier Olivan Javier Olivan	Director	February 23, 2018
/s/ Roberto Balls Sallouti Roberto Balls Sallouti	Director	February 23, 2018

MercadoLibre, Inc.

Consolidated Financial Statements

as of December 31, 2017 and 2016

and for the three years in the period

ended December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MercadoLibre Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

2

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & Co. S.A.

Buenos Aires, Argentina

February 23, 2018

We have served as the Company's auditor since 2010.

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(In thousands of U.S. dollars, except par value)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$ 388,260	$ 234,140
Short-term investments	209,432	253,321
Accounts receivable, net	28,168	25,435
Credit cards receivable, net	521,130	307,904
Loans receivable, net	73,409	6,283
Prepaid expenses	5,864	15,060
Inventory	2,549	1,103
Other assets	58,107	26,215
Total current assets	1,286,919	869,461
Non-current assets:
Long-term investments	34,720	153,803
Property and equipment, net	114,837	124,261
Goodwill	92,279	91,797
Intangible assets, net	23,174	26,277
Deferred tax assets	57,324	45,017
Other assets	63,934	56,819
Total non-current assets	386,268	497,974
Total assets	$ 1,673,187	$ 1,367,435

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 221,095	$ 105,106
Funds payable to customers	583,107	370,693
Salaries and social security payable	65,053	48,898
Taxes payable	32,150	27,338
Loans payable and other financial liabilities	56,325	11,583
Other liabilities	3,678	6,359
Dividends payable	6,624	6,624
Total current liabilities	968,032	576,601
Non-current liabilities:
Salaries and social security payable	25,002	16,173
Loans payable and other financial liabilities	312,089	301,940
Deferred tax liabilities	23,819	34,059
Other liabilities	18,466	9,808
Total non-current liabilities	379,376	361,980
Total liabilities	$ 1,347,408	$ 938,581

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,364 shares issued and outstanding at December 31,
2017 and December 31, 2016	$ 44	$ 44
Additional paid-in capital	70,661	137,982
Retained earnings	537,925	550,641
Accumulated other comprehensive loss	(282,851)	(259,813)
Total Equity	325,779	428,854
Total Liabilities and Equity	$ 1,673,187	$ 1,367,435

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2017, 2016 and 2015

(In thousands of U.S. dollars, except for share data)

	Year Ended December 31,
	2017	2016	2015
Net revenues	$ 1,398,095	$ 844,396	$ 651,790
Cost of net revenues	(678,495)	(307,538)	(214,994)
Gross profit	719,600	536,858	436,796

Operating expenses:
Product and technology development	(127,160)	(98,479)	(76,423)
Sales and marketing	(325,375)	(156,296)	(128,609)
General and administrative	(122,194)	(87,310)	(76,342)
Impairment of Long-Lived Assets	(2,837)	(13,717)	(16,226)
Loss on deconsolidation of Venezuelan subsidiaries	(85,761)	—	—
Total operating expenses	(663,327)	(355,802)	(297,600)
Income from operations	56,273	181,056	139,196

Other income (expenses):
Interest income and other financial gains	45,901	35,442	20,561
Interest expense and other financial losses	(26,469)	(25,605)	(20,391)
Foreign currency (losses) gains	(21,635)	(5,565)	11,125
Net income before income tax expense	54,070	185,328	150,491

Income tax expense	(40,290)	(48,962)	(44,702)

Net income attributable to MercadoLibre, Inc. shareholders	$ 13,780	$ 136,366	$ 105,789

	Year Ended December 31,
	2017	2016	2015
Basic EPS
Basic net income
Available to shareholders per common share	$ 0.31	$ 3.09	$ 2.40
Weighted average of outstanding common shares	44,157,364	44,157,251	44,155,680
Diluted EPS
Diluted net income
Available to shareholders per common share	$ 0.31	$ 3.09	$ 2.40
Weighted average of outstanding common shares	44,157,364	44,157,251	44,155,680

Cash Dividends declared (per share)	0.600	0.600	0.412

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2017, 2016 and 2015

(In thousands of U.S. dollars)

	Year Ended December 31,
	2017	2016	2015

Net income	$ 13,780	$ 136,366	$ 105,789
Other comprehensive loss, net of income tax:
Currency translation adjustment	(41,731)	(20,619)	(103,912)
Reclassification of currency translation adjustment due to deconsolidation of Venezuelan subsidiaries	17,310	—	—
Unrealized net gains (losses) on available for sale investments	796	(587)	(672)
Less: Reclassification adjustment for losses on available for sale investments	(587)	(672)	(379)
Net change in accumulated other comprehensive loss, net of income tax	(23,038)	(20,534)	(104,205)

Total Comprehensive (loss) income	$ (9,258)	$ 115,832	$ 1,584

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2017, 2016 and 2015

(In thousands of U.S. dollars)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2014	44,155	$44	$137,645	$353,173	$(135,074)	$355,788

Stock-based compensation	2	—	279	—	—	279
Dividend distribution	—	—	—	(18,192)	—	(18,192)
LTRP shares issued	19	19	2,713	—	—	2,732
Common Stock repurchased	(19)	(19)	(2,714)	—	—	(2,733)
Net income	—	—	—	105,789	—	105,789
Other comprehensive loss	—	—	—	—	(104,205)	(104,205)
Balance as of December 31, 2015	44,157	$ 44	$ 137,923	$ 440,770	$ (239,279)	$ 339,458

Stock-based compensation	—	—	56	—	—	56
Dividend distribution	—	—	—	(26,495)	—	(26,495)
Exercise of convertible notes	—	—	3	—	—	3
Net income	—	—	—	136,366	—	136,366
Other comprehensive loss	—	—	—	—	(20,534)	(20,534)
Balance as of December 31, 2016	44,157	$ 44	$ 137,982	$ 550,641	$ (259,813)	$ 428,854
Exercise of Convertible Notes	—	—	(13)	—	—	(13)
Dividend distribution	—	—	—	(26,496)	—	(26,496)
Capped Call	—	—	(67,308)	—	—	(67,308)
Net income	—	—	—	13,780	—	13,780
Other comprehensive loss	—	—	—	—	(23,038)	(23,038)
Balance as of December 31, 2017	44,157	$ 44	$ 70,661	$ 537,925	$ (282,851)	$ 325,779

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

(In thousands of U.S. dollars)

	Year Ended December 31,
	2017	2016	2015

Cash flows from operations:
Net income attributable to MercadoLibre, Inc. Shareholders	$ 13,780	$ 136,366	$ 105,789
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized Devaluation Loss, net	28,463	4,967	14,717
Impairment of Long-Lived Assets	2,837	13,717	16,226
Loss on deconsolidation of Venezuelan subsidiaries	85,761	—	—
Depreciation and amortization	40,921	29,022	23,209
Accrued interest	(20,192)	(17,794)	(12,783)
Non cash interest and convertible bonds amortization of debt discount and amortization of debt issuance costs	10,855	9,837	17,272
LTRP accrued compensation	35,719	22,983	10,213
Deferred income taxes	(24,575)	(6,188)	4,354
Changes in assets and liabilities:
Accounts receivable	(21,817)	(15,428)	(36,476)
Credit cards receivable	(257,563)	(180,592)	(109,139)
Prepaid expenses	8,670	(9,133)	(3,907)
Inventory	(1,549)	(787)	(237)
Other assets	(54,780)	(24,425)	(2,340)
Accounts payable and accrued expenses	150,215	47,980	63,668
Funds payable to customers	242,037	164,060	119,353
Other liabilities	7,680	(45)	1,765
Interest received from investments	22,548	15,719	9,686
Net cash provided by operating activities	269,010	190,259	221,370
Cash flows from investing activities:
Purchase of investments	(4,553,649)	(3,501,283)	(1,949,769)
Proceeds from sale and maturity of investments	4,713,934	3,508,293	1,875,516
Payment for acquired businesses, net of cash acquired	(8,568)	(7,284)	(45,009)
Reduction of cash due to Venezuela deconsolidation	(27,230)	—	—
Purchases of intangible assets	(33)	(431)	(1,746)
Changes in principal loans receivable, net	(72,244)	(6,599)	—
Advance for property and equipment	(19,695)	(8,412)	(23,380)
Purchases of property and equipment	(55,156)	(68,527)	(39,150)
Net cash used in investing activities	(22,641)	(84,243)	(183,538)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	47,905	11,435	5,033
Payments on loans payable and other financing	(5,004)	(6,684)	(9,059)
Dividends paid	(26,496)	(24,419)	(20,974)
Purchase of convertible note capped call	(67,308)	—	—
Repurchase of Common Stock	—	—	(2,714)
Net cash used in financing activities	(50,903)	(19,668)	(27,714)
Effect of exchange rate changes on cash and cash equivalents	(41,346)	(19,089)	(66,381)
Net increase (decrease) in cash and cash equivalents	154,120	67,259	(56,263)
Cash and cash equivalents, beginning of the year	234,140	166,881	223,144
Cash and cash equivalents, end of the year	$388,260	$234,140	$166,881

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

(In thousands of U.S. dollars)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash paid for interest	$ 7,734	$ 8,059	$ 7,977
Cash paid for income tax	$ 110,913	$ 74,008	$ 65,550

Non-cash financing activities:
Stock based compensation	$ —	$ 56	$ 279
LTRP shares issued	$ —	$ —	$ 2,713
Exercise of convertible notes	$ —	$ 3	$ —

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$ —	$1,215	$ 6,841

Acquisition of business	2017 (1)	2016 (2)	2015
Cash and cash equivalents	$ 165	$ 93	$ 752
Accounts receivable	471	609	1,039
Tax credits	—	21	179
Other current assets	18	224	50
Fixed Assets	1	71	238
Total assets acquired	655	1,018	2,258
Accounts payable and accrued expenses	26	434	381
Other liabilities	429	389	727
Total liabilities assumed	455	823	1,108
Net assets acquired	200	195	1,150
Goodwill, Identifiable Intangible Assets and deferred tax liabilities	5,966	6,874	34,297
Trademarks	328	251	4,568
Customer lists	1,280	676	7,062
Software	709	282	4,791
Non Solicitation Agreement	250	314	734
Total purchase price	8,733	8,592	52,602
Cash and cash equivalents acquired	165	93	752
Payment for acquired businesses, net of cash acquired	$ 8,568	$ 8,499	$ 51,850

(1) Related to the acquisition of software development companies in Brazil – See Note 6. (2) Related to the acquisition of software development companies in Brazil and in Argentina – See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in the state of Delaware, in the United States of America in October 1999. MercadoLibre is one of the largest online commerce ecosystem in Latin America, serving as an integrated regional platform and as an enabler of the necessary online and technology tools to allow businesses and individuals to trade products and services in the region. The Company enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), which allows users to buy and sell in most of Latin America.

Through MercadoPago, MercadoLibre enables individuals and businesses to send and receive online payments; through MercadoEnvios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through our Advertising products, MercadoLibre facilitates advertising services to large retailers and brands to promote their product and services on the web; through MercadoShops, MercadoLibre facilitates users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model and through MercadoCredits extends loans to specific merchants and consumers. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of December 31, 2017, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Portugal, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution directed towards Argentina, Brazil, Mexico, Venezuela, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia and Chile. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

2.	Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. These consolidated financial statements are stated in U.S. dollars, except for amounts otherwise indicated. Intercompany transactions and balances have been eliminated for consolidation purposes.

The Company has determined that, effective December 1, 2017, evolving conditions in Venezuela have caused the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiaries. The Venezuela’s recent selective default determination, restrictive exchange controls and suspension of foreign exchange market that severely incremented the lack of access to U.S. dollars through official currency exchange mechanisms,  plus the worsening in Venezuela macroeconomic environment, has resulted in other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and restricted the Company’s ability to pay dividends and satisfy other obligations denominated in U.S. dollars. The currency controls in Venezuela have significantly limited the Company’s ability to realize the benefits from earnings and to access to resulting liquidity of those operations. For accounting purposes, this lack of exchangeability has resulted in lack of control over Venezuelan subsidiaries. Therefore, in accordance to the applicable accounting standards, as of December 1, 2017, the Company deconsolidated the financial statements of its subsidiaries in Venezuela and began reporting the results under the cost method of accounting. Accordingly, the Company will no longer include the results of its Venezuelan operations in future reporting periods.

As a result of the deconsolidation, the Company recorded an impairment of $85,761 thousands as of December 31, 2017. The pretax charge includes the fully write-off of the Company’s net assets in Venezuela, foreign currency translation previously included in Accumulated other comprehensive loss for $17,310 thousands and all inter-company balances for $9,144 thousands. As a result of the above mentioned write-off, as of December 31, 2017 the Company ’s investment in Venezuela equals zero.

Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from its operations, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has no outstanding receivables or payables with the Venezuelan entity. The factors that led to the Company’s conclusion to deconsolidate its Venezuelan subsidiaries as of December 1, 2017 continued to exist through the date of this report. Despite the Venezuelan macroeconomic context, we will continue our operation in Venezuela for the foreseeable future. Further, in the future periods the Company will only recognize revenue from intercompany service allocations to Venezuelan subsidiaries to the extent we collect the respective receivables.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Principles of consolidation (continued)

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations, amounting to 99.4%, 99.9% and 99.8% of the consolidated amounts during 2017, 2016 and 2015, respectively. Long-lived assets, intangible assets and Goodwill located in the foreign operations totaled $223,134 thousands and $232,314 thousands as of December 31, 2017 and 2016, respectively.

Cash and cash equivalents, short-term and long-term investments, amounted to $632,412 thousands and $641,264 thousands as of December 31, 2017 and 2016, respectively. As of December 31, 2017, those assets are located 30% in the United States of America and 70% in foreign locations, mainly in Brazil and Argentina. As of December 31, 2016, those assets were located 56% in the United States of America and 44% in foreign locations, mainly in Brazil, Argentina and Venezuela.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowance for doubtful accounts and chargeback provisions, allowance for loans receivables, recoverability of goodwill and intangible assets with indefinite useful lives, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, recognition of income taxes and contingencies. Actual results could differ from those estimates.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to debt securities, this assessment takes into account the intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and if the Company does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). The Company did not recognize any other-than-temporary impairment on the investments in 2017, 2016 or 2015.

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

Credit cards receivables are presented net of the related provision for chargebacks. As of December 31, 2017 and 2016, there are no material past due credit cards receivables.

Funds payable to customers relate also to the Company’s payments solution and are originated by the amounts due to sellers held by the Company until the transaction is completed. Funds, net of any amount due to the Company by the seller, are maintained in the seller’s current account until withdraw is requested by the customer.

Loans receivable, net

Loans receivable represents loans granted to certain merchants and consumers through the Company’s MercadoCredito solution, which was launched in Argentina in the fourth quarter of 2016, in Brazil in the second quarter of 2017 and in Mexico in the third quarter of 2017. During the year ended December 31, 2017, the Company extended $114,954 thousands in credit to merchants and $12,515 thousands to consumers, of which $73,409 thousands were outstanding.

Loans receivable are reported at their outstanding principal balances, net of allowances and estimated collectible interest. Loans receivable are presented net of the allowance for uncollectible accounts, which represent management’s best estimate of probable incurred losses inherent in the Company’s portfolio of loans receivable. Allowances are based upon several factors including, but not limited to, historical experience and the current aging of customers. As of December 31, 2017 and 2016, the allowance for uncollectible accounts amounted to $4,730 thousands and $110 thousands, respectively.

Through the Company’s MercadoCredito solution, merchants can borrow a certain percentage of their monthly sales volume and are charged with a fixed interest rate based on the overall credit assessment of the merchant. Merchant and consumers credits are repaid in a period ranging between 3 and 12 months.

The Company closely monitors credit quality for all loans receivable on a recurring basis. To assess a merchant and consumers seeking a loan under the MercadoCredito solution, the Company uses, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchant's ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant's ability to repay the credit, including external and internal indicators. Internal indicators consider merchant's annual sales volume, claims history, prior repayment history, and other measures. Based on internal scoring, merchants are rated from A (Prime) to F (Upper medium grade). In addition, the Company considers external bureau information to enhance the scoring model and the decision making process. The internal rating and the bureau credit score are combined in a risk matrix, which is also used to price the loans based on the risk profile. As of December 31, 2017, the Company’s MercadoCredito solution was granted only to the most loyal merchants with the best reputation on the site and certain loyalty buyers in Argentina.

Transfer of financial assets

The Company may sell credit cards coupons to financial institutions, included within “Credit cards receivables”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. As of December 31, 2017 and 2016, there is no continuing involvement with transferred financial assets. Additionaly, the Company may discount credit card cupons with financial institutions, included within “Credit card receivables”. The aggregate gain included in net revenues arising from these financing transactions, net of the costs recognized on sale or discount of credit card coupons is $185,469 thousands, $119,779 thousands and $96,345 thousands, for the years ended December 31, 2017, 2016 and 2015, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Concentration of credit risk

Cash and cash equivalents, short-term and long-term investments, credit card receivables, accounts receivable and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents and investments are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and MercadoPago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. Loans receivable are granted to several loyal merchants with the best reputation on the site and certain loyalty buyers. The Company maintains an allowance for doubtful accounts receivable, loans receivable and credit cards receivables based upon its historical experience and current aging of customers. Historically, such charges have been within management expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable and loans receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to sales and marketing expense.

During the years ended December 31, 2017, 2016 and 2015, no single customer accounted for more than 5% of net revenues. As of December 31, 2017 and 2016, no single customer, except for high credit quality credit card processing companies, accounted for more than 5% of accounts receivables and loans receivable.

Allowances for doubtful accounts

The Company maintains allowances for doubtful accounts and loans receivable, for management’s estimate of probable losses that may result if customers do not make the required payments. Allowances are based upon several factors including, but not limited to, historical experience and the current aging of customers.

The Company writes-off accounts receivable and loans receivable when the customer balance becomes 180 days past due.

Provision for chargebacks

The Company is exposed to losses due to credit card fraud and other payment misuse. Provisions for these items represent our estimate of actual losses based on our historical experience, as well as economic conditions.

Inventory

Inventory, consisting of Mobile points of sale (“MPOS”) devices available for sale, are accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value.

Property and equipment, net

Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2017 and 2016, the Company capitalized $35,560 thousands and $20,738 thousands, respectively.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of such asset.

Before deconsolidating the Subsidiaries in Venezuela, as explained in section “Principles of consolidating” and considering the changes in facts and circumstances in the exchange markets in Venezuela and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that certain office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded impairment losses of $2.8 million, $13.7 million and $16.2 million on June 30, 2017, June 30, 2016 and March 31, 2015, respectively, by using the market approach and considering prices for similar assets.

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

As of December 31, 2017 and 2016, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2017, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by management. The Company uses discount rates to each reporting unit in the range of 13.4% to 18.3%. The average discount rate used for 2017 was 15.0%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”),

Total Payment Volume (“TPV”), Average Selling Price (“ASP”), Successful Item sold (“SI”), Take Rate defined as marketplace revenues as a percentage of gross merchandise volume and operating margins. In addition, the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product (“GDP”), internet penetration rates as well as trends in the Company’s market share.

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and the second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized in the years ended December 31, 2017, 2016 and 2015 and management’s assessment of the fair value of each reporting unit exceeds its carrying value.

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. No impairment loss has been recognized in the years ended December 31, 2017, 2016 and 2015.

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

•

Revenues from commissions we charge to sellers for transactions off-platform derived from the use of the Company’s on-line payments solution, are recognized once the transaction is considered completed, when the payment is processed by the Company. The Company also earns revenues as a result of offering financing to its MercadoPago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets to financial institutions. When the Company finances the transactions directly, it recognizes financing revenue ratably over the period of the financing. When the Company sells the corresponding financial assets to financial institutions, financing revenues are accounted for net of financing costs at the time of transfer of the financial assets.

•	Revenues from interest earned on loans and advances granted to merchants are recognized over the period of the loan and are based on effective interest rates, net of any required reserves.

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

Sales tax

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $106,980 thousands, $75,618 thousands and $52,477 thousands for the years ended December 31, 2017, 2016 and 2015, respectively.

Advertising costs

The Company expenses the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs totaled $147,805 thousands, $55,310 thousands and $46,862 thousands for the years ended December 31, 2017, 2016 and 2015, respectively.

Comprehensive income

Comprehensive income is comprised of two components, net income and other comprehensive income. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive income includes the cumulative translation adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries and unrealized gains and losses on investments classified as available-for-sale. Total comprehensive (losses) income attributable to MercadoLibre, Inc. shareholders’ for the years ended December 31, 2017, 2016 and 2015 amounted to $(9,258) thousands, $115,832 thousands and $1,584 thousands respectively.

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Venezuela since January 1, 2010, wich functional currency was the U.S. dollar until its deconsolidation; as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive loss. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated financial statements of income under the caption “Foreign currency (losses) gain” and amounted to ($21,635) thousands, ($5,565) thousands and 11,125 thousands for the years ended December 31, 2017, 2016 and 2015, respectively.

Venezuelan currency status

Pursuant to U.S. GAAP, the Company has transitioned its Venezuelan operations to highly inflationary status as from January 1, 2010, which requires that transactions and balances are re-measured as if the U.S. dollar was the functional currency for such operation.

On February 10, 2015, the Venezuelan government issued a decree that unified the two previous foreign exchange systems “SICAD 1 and SICAD 2” into a new single system denominated SICAD, with an initial public foreign exchange rate of 12 Bs per U.S. dollar. The SICAD auction process remains available only to obtain foreign currency to pay for a limited list of goods considered to be of high priority by the Venezuelan government, which does not include those relating to the Company’s business. In the same decree the Venezuelan government created the “Sistema Marginal de Divisas” (“SIMADI”), a new foreign exchange system that is separate from SICAD, which publishes a foreign exchange rate from the Central Bank of Venezuela (“BCV”) on a daily basis.

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

Venezuelan currency status (continued)

Considering this change in facts and circumstances and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, we have reviewed its long-lived assets, goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of March 31, 2015 would not be fully recoverable. As a result, we have recorded an impairment of long-lived assets of $ 16.2 million on March 31, 2015. The carrying amount has been adjusted to its estimated fair value as of March 31, 2015, by using the market approach, and considering prices for similar assets

On March 9, 2016 the BCV issued the Exchange Agreement No.35, which is effective since March 10, 2016. The agreement established a “protected” exchange rate (“DIPRO”) for certain transactions, such as but not limited to: imports of goods of the food and health sectors, as well as supplies associated with the production of said sectors; expenses relating to health treatments, sports, culture, scientific research, and other urgent matters defined by the exchange regulations. All foreign currency transactions not expressly provided in Exchange Agreement No.35 will be processed on the alternate foreign currency markets governed by the exchange regulations, at the floating supplementary market exchange rate (“DICOM”).

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

In light of the disappearance of SIMADI (which closed at 728.0 per U.S. dollar), and the Company’s inability to gain access to U.S. dollars under SIMADI, it started requesting U.S. dollars through DICOM. As a result, the Company expected to settle its transactions through DICOM going forward and concluded that the DICOM exchange rate should be used as from June 1, 2017 to measure its bolivar-denominated monetary assets and liabilities and to measure the revenues and expenses of the Venezuelan subsidiaries. Therefore, as of June 30, 2017, monetary assets and liabilities in Bolivares (“Bs”) were re-measured to the U.S. dollar using the DICOM closing exchange rate of 2640.0 Bs per U.S. dollar. As a consequence of the local currency devaluation, the Company recorded a foreign exchange loss of $22.0 million during the second quarter of 2017.

Considering the significant devaluation and the lower U.S. dollar-equivalent cash flows then expected from the Venezuelan business, the Company reviewed its long-lived assets (including non-current other assets), goodwill and intangible assets with indefinite useful life for impairment and concluded that the carrying value of certain real estate investments in Venezuela as of June 30, 2017 would not be fully recoverable. As a result, on June 30, 2017, the Company recorded an impairment of offices and commercial property under construction included within non-current other assets of $2.8 million. The carrying amount of offices and commercial property under construction was adjusted to its estimated fair value by using the market approach and considering prices for similar assets.

Effective December 1, 2017, the Company determined that deteriorating conditions in Venezuela had led the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiaries. The Venezuela’s recent selective default determination, restrictive exchange controls and suspension of foreign exchange market in Venezuela, the lack of access to U.S. dollars through official currency exchange mechanisms plus the worsening in Venezuela macroeconomic environment resulted in other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar, and restricted the Company’s ability to pay dividends and satisfy other obligations denominated in U.S. dollars. Therefore, in accordance to the applicable accounting standards, as of December 1, 2017, the Company deconsolidated the financial statements of its subsidiaries in Venezuela and began reporting the results under the cost method of accounting.

As a result of the deconsolidation, the Company recorded an impairment of $85,8 million on  December 1, 2017.

Beginning December 1, 2017, the Company no longer includes the results of the Venezuelan subsidiaries in its consolidated financial statements. Please refer to note 2 of our audited consolidated financial statements for additional detail.

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

During December 2017 the Argentine peso exchange rate increased by 17% against the U.S. dollar to 18.65 Argentine pesos per U.S. dollar as of December 31, 2017. Due to such increase in the Argentine peso exchange rate against the U.S. dollar, the Company recognized a foreign exchange gain of $4.4 million (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $37.6 million (as a result of having a net asset position in Argentine pesos).

Brazilian currency status

During 2015, the Brazilian Reais exchange rate against the U.S. dollar increased 47%, from 2.66 Brazilian Reais per U.S. dollar as of December 31, 2014 to 3.90 Brazilian Reais per U.S. dollar as of December 31, 2015. Due to the fluctuations of the Brazilian foreign currency against the U.S. dollar, the Company recognized a foreign exchange gain of $14.6 million during the year 2015. In addition, the reported Other Comprehensive Loss of the Brazilian segment increased by $9.0 million during the current year. During 2017 and 2016, there were no significant changes in the exchange rates. As of December 31, 2017 and 2016 the Brazilian Reais exchange rate against the U.S. dollar was 3.31 and 3.26, respectively.

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

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving the Company’s application for eligibility under the new software development law for the Company’s Argentine subsidiary, Mercadolibre S.R.L. Furthermore, on September 18, 2016, the Argentine Industry Secretary issued Resolutions 93/2016 and 97/2016 approving the Company’s application for eligibility under the new software development law for the Company’s Argentine subsidiaries, Neosur S.RL. and Business Vision S.A. As a result, the Company’s Argentine subsidiaries have been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained as beneficiaries of the new law is a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Income taxes (continued)

The new software development law, which provides that beneficiaries must meet certain on-going eligibility requirements, will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $22.9 million and $22.6 million during 2017 and 2016, respectively. Furthermore, the Company recorded a labor cost benefit of $7.6 million and $5.5 million during 2017 and 2016. Additionally, $2.1 million and $2.0 million were accrued to pay software development law audit fees during 2017 and 2016, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.52 million and $0.51 for the years ended December, 31 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company had included under non-current deferred tax assets caption the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $12,097 thousands and $13,515 thousands, respectively. As December 31, 2017, the Company recorded an increase in valuation allowance of $12,097 thousands to fully impair the outstanding foreign tax credits. Please refer to Note 14 of these consolidated financial statements for additional detail.

Uncertainty in income taxes

The Company recognizes, if any, uncertainty in income taxes by applying the accounting prescribed by U.S. GAAP, for which a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return should be considered. It also provides guidance on de-recognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The Company classifies interest and penalties, if any, within income taxes expense, in the statement of income.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2008 primarily include the U.S., Argentina, Brazil and Mexico.

Convertible Senior Notes

On June 30, 2014, the Company issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). In connection with the issuance of the Notes, the Company paid $19,668 and 67,308 thousands (including transaction expenses) in June 2014 and September 2017, respectively, to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”), with certain financial institutions. For more detailed information in relation to the Notes and the Capped Call transactions, see Note 17 to these consolidated financial statements.

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

Recently issued accounting pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance as from January 1, 2018. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. The Company has completed its assessment on the adoption of this standard and has concluded that this standard is not expected to have material measurement impact on the Company´s financial statements. However, the Company continues assessing if certain shipping incentives can be presented as an expense consistent with current guidance or should be presented netting from revenues. If such expenses were to be netted from revenues, the adoption of this ASU on January 1, 2018, would cause net revenues from the year ended December 31, 2017 to decrease by approximately $181,553 thousands and cost of net revenues also to decrease by the same amount. There would be no effects of that potential presentation change in Gross profit, Income from operations or Net income. The adoption of this standard will also require the Company to expand and include certain additional disclosures.

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

On November 22, 2017 the FASB issued “ASU 2017-14 — Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The adoption of this standard is not expected to have a material impact on the Company´s financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued) Recently issued accounting pronouncements (continued)

On February 14, 2018 the FASB issued “ASU 2018-02— Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Acts. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The adoption of this standard is not expected to have a material impact on the Company´s financial statements.

3.	Net income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the year.

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

The denominator for diluted net income per share for the years ended on December 31, 2017, 2016 and 2015 does not include any effect from the 2014 and 2017 Capped Call Transactions (as defined below) because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under The Capped Call Trasactions are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

For the years ended December 31, 2017, 2016 and 2015, the effects on diluted earnings per share were antidilutive and, as a consequence, they were not computed for diluted earnings per share.

Net income per share of common stock is as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share	$ 0.31	$ 0.31	$ 3.09	$ 3.09	$ 2.40	$ 2.40

Numerator:
Net income	$ 13,780	$ 13,780	$ 136,366	$ 136,366	$ 105,789	$ 105,789

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,157,364		44,157,251		44,155,680
Adjusted weighted average of common stock outstanding for Diluted earnings per share		44,157,364		44,157,251		44,155,680

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

4.	Short-term and long-term investments

The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2017	2016
	(In thousands)
Short-term investments
Time Deposits	$ 202,820	$ 113,414
Sovereign Debt Securities	2,225	2,166
Corporate Debt Securities	4,387	102,367
Certificates of deposits	—	35,374
Total	$ 209,432	$ 253,321

Long-term investments
Sovereign Debt Securities	$ 13,671	$ 48,537
Corporate Debt Securities	19,926	105,266
Others Investments	1,123	—
Total	$ 34,720	$ 153,803

Unrealized gains (losses) of available-for-sale securities, net of tax, were $796 thousands, $(587) thousands and $(672) thousands for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, the Company has no securities considered held-to-maturity.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components

	December 31,	December 31,
	2017	2016
	(In thousands)
Accounts receivable, net:
Users	$ 25,615	$ 25,535
Advertising	6,868	5,047
Others debtors	5,506	5,289
	37,989	35,871
Allowance for doubtful accounts	(9,821)	(10,436)
	$ 28,168	$ 25,435

	December 31,	December 31,
	2017	2016
	(In thousands)
Credit card receivables
Credit cards and other means of payments	$ 526,314	$310,415
Allowance for chargebacks	(5,184)	(2,511)
	$ 521,130	$307,904

	December 31,	December 31,
	2017	2016
	(In thousands)
Loans receivables, net
Loans receivables	$78,139	$6,393
Allowance for uncollectible accounts	(4,730)	(110)
	$ 73,409	$ 6,283

	December 31,	December 31,
	2017	2016
	(In thousands)
Current other assets:
VAT credits	$ 15,819	$ 4,660
Income tax credits	24,902	10,259
Sales tax	10,002	4,804
Other	7,384	6,492
	$ 58,107	$ 26,215

	December 31,	December 31,
	2017	2016
	(In thousands)
Non current other assets:
Advances for fixed assets	$ 21,612	$ 24,134
Judicial deposits	39,325	27,981
Other	2,997	4,704
	$ 63,934	$ 56,819

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	Estimated
	useful life	December 31,	December 31,
	(years)	2017	2016
		(In thousands)
Property and equipment, net:
Equipment	3-5	$ 62,218	$ 56,571
Land & Building	50 (1) (2)	41,347	49,665
Furniture and fixtures	3-5	16,292	22,690
Software	3	97,871	71,602
Cars	3	14	323
		217,742	200,851
Accumulated depreciation		(102,905)	(76,590)
		$ 114,837	$ 124,261

(1)	Estimated useful life attributable to “Buildings”.
(2)	For 2016, after impairment test. See Note 2, “Impairment of Long-lived Assets”.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Depreciation and amortization:
Cost of net revenues	$ 3,737	$ 1,965	$ 830
Product and technology development	29,092	20,581	16,260
Sales and marketing	2,071	1,599	548
General and administrative	6,021	4,877	5,571
	$ 40,921	$ 29,022	$ 23,209

	December 31,	December 31,
	2017	2016
	(In thousands)
Accounts payable and accrued expenses:
Accounts payable	$ 199,498	$ 95,145
Accrued expenses
Advertising	16,575	4,227
Professional fees	1,146	1,615
Other expense provisions	3,785	4,098
Other current liabilities	91	21
	$ 221,095	$ 105,106

	December 31,	December 31,
	2017	2016
	(In thousands)
Current loans payable and other financial liabilities:
Loans payable	$ 36,876	$ —
Unsecured lines of credit	19,449	11,583
	$ 56,325	$ 11,583

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	December 31,	December 31,
	2017	2016
	(In thousands)
Non current loans payable and other financial liabilities:
Convertible notes	$ 311,994	$ 300,935
Unsecured lines of credit	95	1,005
	$ 312,089	$ 301,940

	December 31,	December 31,
	2017	2016
	(In thousands)
Current other liabilities:
Contingent considerations and escrows from acquisitions	$ 611	$ 6,014
Other	3,067	345
	$ 3,678	$ 6,359

	December 31,	December 31,
	2017	2016
	(In thousands)
Non current other liabilities:
Provisions and contingencies (*)	$ 16,791	$ 5,587
Contingent considerations and escrows from acquisitions	1,161	2,558
Other	514	1,663
	$ 18,466	$ 9,808

	December 31,	December 31,	December 31,
	2017	2016	2015
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (283,647)	$ (259,226)	$ (238,607)
Unrealized gains (losses) on investments	1,211	(909)	(1,023)
Estimated tax loss (gain) on unrealized gains on investments	(415)	322	351
	$ (282,851)	$ (259,813)	$ (239,279)

(*)

Includes $10,889 thousands as of December 31, 2017 corresponding to deferred payments in relation to sales taxes up to the amounts disbursed for the building acquisitions in the City of Buenos Aires, as explained in Note 2.

The following table summarizes the changes in accumulated balances of other comprehensive income for the year December 31, 2017:

	Unrealized	Foreign	Estimated tax
	Gains on	Currency	(expense)
	Investments	Translation	benefit	Total 2017	Total 2016
	(In thousands)
Balances as of December 31, 2016	$ (909)	$ (259,226)	$ 322	$ (259,813)	$ (239,279)
Other comprehensive income before reclassifications adjustments for (losses) gains on available for sale investments	1,211	(41,731)	(415)	(40,935)	(21,206)
Amount of gain (loss) reclassified from accumulated other comprehensive income	909	—	(322)	587	672
Reclassification of currency translation adjustment due to deconsolidation of Venezuelan subsidiaries	—	17,310	—	17,310
Net current period other comprehensive (loss) income	2,120	(24,421)	(737)	(23,038)	(20,534)
Ending balance	$ 1,211	$ (283,647)	$ (415)	$ (282,851)	$ (259,813)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the year ended December 31, 2017:

Amount of Gain (Loss)
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Income	Comprehensive	Affected Line Item
Components	Income	in the Statement of Income
(In thousands)
Unrealized losses on investments	$ (909)	Interest expense and other financial losses
Estimated tax gain on unrealized losses on investments	322	Income / tax gain
Currency translation adjustment due to deconsolidation of Venezuelan subsidiaries	17,310	Loss of deconsolidation of Venezuelan subsidiaries
Total reclassifications for the year	$ 16,723	Total, net of income taxes

6.	Business combinations, goodwill and intangible assets

Business combinations

Acquisition of a software development company in Brazil

On December 1, 2017, through its subsidiary Ebazar.com.br.Ltda, the Company acquired 100% of the issued and outstanding shares of capital stock of Ecommet Software Ltda. (“Ecommet”), a software development company located in Brazil.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $8,733 thousands, measured at its fair value, which included: (i) the total cash payment of $5,546 thousands at closing day, (ii) an escrow of $3,187 thousands.

The Company´s consolidated statement of income includes the results of operations of the acquired business as from December 1, 2017. The net revenues and net income of the acquiree included in the Company´s statement of income since the acquisition amounted to 251 thousands and 41 thousands, respectively.

In addition, the Company incurred in cetain direct costs of the business combination, which were expensed as incurred.

The following table summarizes the purchase price allocation for the acquisition:

Ecommet Software Ltda. In thousands of U.S. dollars
Cash and cash equivalents	$165
Other net tangible assets	35
Total net tangible assets acquired	200
Customer lists	1,280
Trademark	328
Software	709
Non-solicitation and Non-compete agreements	250
Goodwill	5,966
Purchase Price	$8,733

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these consolidated financial statements.  The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademark, customer lists, software and non-compete and non-solicitation agreements for a total amount of $2,566 thousands. Management of the Company estimates that customer lists and non-compete agreements will be amortized over a five-year period, while software will be amortized over a three-year period.

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

Supplemental pro forma financial information required by U.S. GAAP for the acquisition, was not material to the consolidated financial statements of income of the Company and, accordingly, such information has not been presented.

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

As of December 31, 2017, the contingent consideration was fully paid.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2017	2016
	(In thousands)
Goodwill	$ 92,279	$ 91,797
Intangible assets with indefinite lives
- Trademarks	11,587	12,490
Amortizable intangible assets
- Licenses and others	6,175	8,738
- Non-compete agreement	2,689	1,787
- Customer list	16,584	14,580
- Trademarks	1,772	993
Total intangible assets	$ 38,807	$ 38,588
Accumulated amortization	(15,633)	(12,311)
Total intangible assets, net	$ 23,174	$ 26,277

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	Year ended December 31, 2017
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$ 5,989	$ 3,643	$ 1,188	$ 91,797
- Business acquisition	5,966	—	—	—	—	—	—	5,966
- Effect of exchange rates changes	(1,134)	(826)	1,417	1,054	—	(11)	5	505
-Deconsolidation of Venezuelan subsidiaries	—	—	—	—	(5,989)	—	—	(5,989)
Balance, end of the year	$ 32,492	$ 5,761	$ 18,805	$ 30,396	$ —	$ 3,632	$ 1,193	$ 92,279

	Year ended December 31, 2016
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of year	$ 18,526	$ 7,430	$ 16,438	$ 33,834	$ 5,729	$ 3,437	$ 1,151	$ 86,545
- Business acquisition	5,635	700	—	190	260	57	32	6,874
- Effect of exchange rates changes	3,499	(1,543)	950	(4,682)	—	149	5	(1,622)
Balance, end of the year	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$ 5,989	$ 3,643	$ 1,188	$ 91,797

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $4,402 thousands, $4,030 thousands and $3,147 thousands for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2017:

For year ended 12/31/2018	$ 4,787
For year ended 12/31/2019	$ 2,695
For year ended 12/31/2020	$ 1,508
For year ended 12/31/2021	$ 996
Thereafter	$ 1,601
$ 11,587

7.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, resources are assigned, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

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

Direct contribution consists of net revenues from external customers less direct costs and includes any impairment of long lived assets and the impact of deconsolidation of Venezuela (excluding intercompany balances write-down). Direct costs include specific costs of net revenues, product and technology development expenses, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, payroll, third party fees. All corporate related costs have been excluded from the Company’s direct contribution.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2017
	Brazil	Argentina	Mexico	Venezuela (*)	Other Countries	Total
	(In thousands)
Net revenues	$ 831,416	$ 359,357	$ 86,486	$ 54,327	$ 66,509	$ 1,398,095
Direct costs	(612,196)	(215,831)	(142,559)	(22,101)	(58,995)	(1,051,682)
Impairment of Long-lived Assets	-	-	-	(2,837)	-	(2,837)
Loss on deconsolidation of Venezuelan subsidiary	-	-	-	(76,617)	-	(76,617)
Direct contribution	219,220	143,526	(56,073)	(47,228)	7,514	266,959

Operating expenses and indirect costs of net revenues						(201,542)
Loss on Deconsolidation of Venezuelan's Intercompany balances						(9,144)
Income from operations						56,273

Other income (expenses):
Interest income and other financial gains						45,901
Interest expense and other financial losses						(26,469)
Foreign currency losses						(21,635)
Net income before income tax expense						$ 54,070

(*)Excludes results of operations for Venezuela for the month of December 2017. Please refer to Note 2 of these audited consolidated financial statements for additional detail.

	Year Ended December 31, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 455,024	$ 262,252	$ 46,332	$ 37,185	$ 43,603	$ 844,396
Direct costs	(270,922)	(152,103)	(40,951)	(17,732)	(31,549)	$(513,257)
Impairment of Long-lived Assets	-	-	-	(13,717)	-	$(13,717)
Direct contribution	184,102	110,149	5,381	5,736	12,054	317,422

Operating expenses and indirect costs of net revenues						(136,366)
Income from operations						181,056

Other income (expenses):
Interest income and other financial gains						35,442
Interest expense and other financial losses						(25,605)
Foreign currency losses						(5,565)
Net income before income tax expense						$ 185,328

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

	Year Ended December 31, 2015
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 290,602	$ 245,011	$ 40,338	$ 40,475	$ 35,364	$ 651,790
Direct costs	(180,394)	(134,750)	(31,282)	(15,287)	(24,605)	(386,318)
Impairment of Long-lived Assets	-	-	-	(16,226)	-	(16,226)
Direct contribution	110,208	110,261	9,056	8,962	10,759	249,246

Operating expenses and indirect costs of net revenues						(110,050)
Income from operations						139,196

Other income (expenses):
Interest income and other financial gains						20,561
Interest expense and other financial losses						(20,391)
Foreign currency gains						11,125
Net income before income tax expense						$ 150,491

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2017	2016
	(In thousands)
US property and equipment, net	$ 7,037	$ 9,771
Other countries
Argentina	26,028	25,071
Brazil	68,796	55,706
Mexico	3,570	2,307
Venezuela	—	21,615
Other countries	9,406	9,791
	$ 107,800	$ 114,490
Total property and equipment, net	$ 114,837	$ 124,261

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2017	2016
	(In thousands)
US intangible assets	$ 119	$ 250
Other countries goodwill and intangible assets
Argentina	6,059	7,717
Brazil	36,462	31,170
Mexico	38,600	38,860
Chile	28,985	27,395
Venezuela	—	7,366
Other countries	5,228	5,316
	$ 115,334	$ 117,824
Total goodwill and intangible assets	$ 115,453	$ 118,074

Consolidated net revenues by similar products and services for the years ended December 31, 2017, 2016 and 2015 were as follows:

Consolidated Net Revenues	2017	2016	2015
(In thousands)
Marketplace	$ 839,117	$ 491,628	$ 393,014
Non-marketplace (*)(**)	$ 558,978	$ 352,768	$ 258,776
Total	$ 1,398,095	$ 844,396	$ 651,790

(*)	Includes, among other things, Ad Sales, Classified Fees, Payment Fees, Shipping Fees and other ancillary services.
(**)	Includes an amount of $356,417 thousands, $201,976 thousands and $146,635 thousands of Payment Fees for the year ended December 31, 2017, 2016 and 2015, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	December 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)	2016	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 85,337	$ 85,337	$ —	$ —	$ 111,198	$ 111,198	$ —	$ —
Investments:
Sovereign Debt Securities	15,896	15,896	—	—	50,703	50,703	—	—
Corporate Debt Securities	24,313	15,512	8,801	—	207,633	61,986	145,647	—
Certificates of deposit	—	—	—	—	35,374	—	35,374	—
Total Financial Assets	$ 125,546	$ 116,745	$ 8,801	$ —	$ 404,908	$ 223,887	$ 181,021	$ —
Liabilities:
Contingent considerations	$ —	$ —	$ —	$ —	$ 4,213	$ —	$ —	$ 4,213
Long-term retention plan	43,227	—	43,227	—	27,135	—	27,135	—
Total Financial Liabilities	$ 43,227	$ —	$ 43,227	$ —	$ 31,348	$ —	$ 27,135	$ 4,213

As of December 31, 2017 and 2016, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets) and; ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of December 31, 2017 and 2016, the Company´s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company own assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. For the year ended December 31, 2017, the Company recognized in earnings a gain of $3,164 thousands and a loss of $166 thousands within other comprehensive income, in relation with contingent considerations.
The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of December 31, 2017 and 2016, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash and cash equivalents (excluding money markets funds and debt securities), short-term investments, accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets, accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent consideration). The estimated fair value of the convertible senior notes (liability component), which is based on Level 2 inputs, is $323,080 thousands and was determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2017 and 2016:

	Balances as of	Significant other	Balances as of	Significant other
	December 31,	observable inputs	December 31,	observable inputs
	2017	(Level 2)	2016	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 202,820	202,820	$ 113,414	$113,414
Accounts receivable, net	28,168	28,168	25,435	25,435
Credit Cards receivable, net	521,130	521,130	307,904	307,904
Loans receivable, net	73,409	73,409	6,283	6,283
Other assets and other investments	101,552	101,552	58,900	58,900
Total Assets	$ 927,079	$ 927,079	$ 511,936	$ 511,936
Liabilities
Accounts payable and accrued expenses	$ 221,095	$ 221,095	$ 105,106	$ 105,106
Funds payable to customers	583,107	583,107	370,693	370,693
Salaries and social security payable	46,828	46,828	37,936	37,936
Taxes payable	32,150	32,150	27,338	27,338
Dividends payable	6,624	6,624	6,624	6,624
Loans payable and other financial liabilities (*)	368,414	379,500	313,523	313,523
Other liabilities	22,144	22,144	11,954	11,954
Total Liabilities	$ 1,280,362	$ 1,291,448	$ 873,174	$ 873,174

(*) The fair value of the convertible senior notes including the equity component is disclosed in Note 17.

As of December 31, 2017 and 2016, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and did not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2017 and 2016, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 85,337	$ —	$ —	$ 85,337
Total Cash and cash equivalents	$ 85,337	$ —	$ —	$ 85,337

Short-term investments
Sovereign Debt Securities	$ 2,235	$ —	$ (10)	$ 2,225
Corporate Debt Securities	4,396	—	(9)	4,387
Total Short-term investments	$ 6,631	$ —	$ (19)	$ 6,612

Long-term investments
Sovereign Debt Securities	$ 13,821	$ —	$ (150)	$ 13,671
Corporate Debt Securities	20,054	—	(128)	19,926
Total Long-term investments	$ 33,875	$ —	$ (278)	$ 33,597

Total	$ 125,843	$ —	$ (297)	$ 125,546

December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 111,198	$ —	$ —	$ 111,198
Total Cash and cash equivalents	$ 111,198	$ —	$ —	$ 111,198

Short-term investments
Sovereign Debt Securities	$ 2,166	$ —	$ —	$ 2,166
Corporate Debt Securities	102,509	26	(168)	102,367
Certificates of deposit	35,336	40	(2)	35,374
Total Short-term investments	$ 140,011	$ 66	$ (170)	$ 139,907

Long-term investments
Sovereign Debt Securities	$ 48,943	$ —	$ (406)	$ 48,537
Corporate Debt Securities	105,632	90	(456)	105,266
Total Long-term investments	$ 154,575	$ 90	$ (862)	$ 153,803

Total	$ 405,784	$ 156	$ (1,032)	$ 404,908

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2017 and 2016.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes with no significant risk associated.

As of December 31, 2017, the estimated fair values of money market funds, short-term and long-term investments classified by its effective maturities are as follows:

One year or less	91,949
One year to two years	14,884
Two years to three years	14,309
Three years to four years	4,404
Total	$ 125,546

9.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2017  and 2016, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“ Common Stock ”).

As of December 31, 2017 and 2016, there were 44,157,364 shares of common stock issued and outstanding with a par value of $0.001 per share.

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

10.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2017 and 2016, the Company has no preferred stock subscribed and or issued.

11.	Compensation Plan for Outside Directors

The Company compensates its outside directors for their annual services provided through a cash payment as follows:

On August 2, 2016, the Board, upon the recommendation of our Compensation Committee, adopted a new director compensation program or the “2016 Director Compensation Program” that sets compensation for the Company’s outside directors for the period of June 2016 to June 2019. The Director Compensation Program, which became effective as of June 2016, provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award. The non-adjustable Board service award consists of a fixed cash payment of $60 thousands. The adjustable Board service award consists of a fixed cash amount of $100 thousands multiplied by the quotient of (a) the average closing sale price of the Company’s common stock on the NASDAQ Global Market during the 30-trading day period preceding the Annual Meeting of Stockholders to be held during the respective compensation period divided by (b) the average closing sale price of our common stock on The NASDAQ Global Market during the 30-trading day period preceding the prior Annual Meeting of Stockholders. The Director Compensation Program also includes a non-adjustable chair service award for committee services from June 2016 to June 2019. Under the terms of the Director Compensation Program, the chair of each of the Audit Committee, Compensation Committee,  Nominating and Corporate Governance Committee and the lead independent director are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $22,  $22,  $7 and $15 thousands, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

11.	Compensation Plan for Outside Directors (continued)

The following table summarizes the total accrued compensation cost related to outside Directors, included in operating expenses in the accompanying consolidated statement of income, for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Chairman Fee	$ 66	$ 64	$ 61
Adjustable Award	1,432	783	718
Non-adjustable Award	416	444	398
	$ 1,914	$ 1,291	$ 1,177

12.	Equity compensation plan and restricted shares

On June 10, 2009, at the Annual Shareholders’ Meeting, the Company’s shareholders approved the adoption of the 2009 Equity Compensation Plan (the “2009 Plan”), which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” (the “1999 Plan”) that expired in November 2009. As of December 31, 2017, there are 232,825 shares available for grant under the 2009 Plan.

Equity compensation awards granted under the 2009 Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2017, there are no outstanding options granted under the 2009 Plan.

There was no granting during the period from January 1, 2007 to December 31, 2017.

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

Pursuant to the Incentive Plan, if the Company is sold, the Participants are entitled to receive a “sale bonus” and a “stay bonus” as follows:

•

If the purchase price is equal or greater than $20,000 thousands, then Participants shall be entitled to receive, in the aggregate, i) a sale bonus equal to 5.5% of the purchase price and ii) a stay bonus equal to 7.1% of the purchase price; provided, however, that in no event shall the amount paid or payable by the purchaser considered for the Incentive Plan calculation exceed $78,335 thousands. Each Participant shall be entitled to receive a portion of the sale bonus and stay bonus based on his or her Participation Percentage.

•

If the purchase price is less than $20,000 thousands, then Participants shall be entitled to receive, in the aggregate, a stay bonus equal to 7.1% of the purchase price. Each Participant shall be entitled to receive a portion of stay bonus based on his or her Participation Percentage.

As the consummation of a sale is not considered probable, no provision has been recognized as of December 31, 2017.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes

The components of pretax income in consolidated companies for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$ (29,895)	$ (12,321)	$ (17,049)
Brazil	104,641	106,123	70,261
Argentina	132,913	115,032	116,652
Venezuela(*)	(8,890)	(15,202)	(25,764)
Mexico	(78,778)	(15,747)	(4,743)
Other Countries(**)	(65,921)	7,443	11,134
	$ 54,070	$ 185,328	$ 150,491

(*) Corresponds to the pretax income for the eleven-month period until deconsolidation occurred (Note 1).

(**) Includes $58,179 thousands of impairment from deconsolidation of Venezuelan subsidiaries reported by a holding subsidiary incorporated in Spain.

Income tax is composed of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income Tax:
Current:
U.S.	$ 22	$ 47	$ 55
Non-U.S.	64,843	55,103	45,892
	64,865	55,150	45,947
Deferred:
U.S.	1,827	1,337	1
Non-U.S.	(26,402)	(7,525)	(1,246)
	(24,575)	(6,188)	(1,245)
Income tax expense	40,290	48,962	44,702

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2017, 2016 and 2015 to income before taxes:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income before income tax	$ 54,070	$ 185,328	$ 150,491
Income tax rate	35%	34%	33%
Expected income tax expense	$ 18,925	$ 63,148	$ 50,022
Permanent differences:
Federal and assets taxes	14	31	33
Transfer pricing adjustments	1,634	1,328	882
Non-deductible tax	800	545	441
Non-deductible expenses	5,704	599	1,911
Loss on deconsolidation of Venezuelan subsidiaries	21,006	—	—
Dividend distributions	5,342	5,860	5,861
Impairment of Venezuela property and equipment	888	3,216	5,226
Non-taxable income (*)	(27,602)	(25,923)	(27,385)
Effect of rates different than statutory	10,039	—	—
Currency translation	(202)	(8,245)	6,443
Change in valuation allowance	14,040	8,535	1,167
Reversal of outside basis dividends	(12,097)	—	—
Argentina Tax Reform	1,828	—	—
U.S. Tax Reform	(840)	—	—
True up	811	(132)	101
Income tax expense	$ 40,290	$ 48,962	$ 44,702

(*)	Includes Argentine Tax holiday described in Note 2 “Income and asset tax”

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
	(In thousands)
Deferred tax assets
Allowance for doubtful accounts	$ 8,655	$ 8,171
Unrealized net gains on investments	133	—
Property and equipment, net	1,217	3,159
Accounts payable and accrued expenses	230	888
Payroll and social security payable	8,098	9,568
Taxes payable	565	820
Provisions	6,505	4,093
Foreign tax credit	12,097	13,515
Tax loss carryforwards	35,246	13,774
Total deferred tax assets	72,746	53,988
Valuation allowance	(15,422)	(8,971)
Total deferred tax assets, net	57,324	45,017
Deferred tax liabilities
Property and equipment, net	(15,269)	(9,611)
Customer lists	(1,928)	(2,127)
Non compete agreement	(16)	(78)
Outside basis dividends	—	(13,515)
Trademarks	(1,537)	(2,241)
Goodwill	(3,211)	(1,514)
Convertible notes and Capped Call	(1,846)	(4,961)
Foreign exchange effect	(12)	(12)
Total deferred tax liabilities	$(23,819)	$(34,059)

As of December 31, 2017, consolidated loss carryforwards for income tax purposes were $116,758 thousands. If not utilized, tax loss carryforwards will begin to expire as follows:

2021	$123
2025	5,284
2026	12,767
2027	70,847
Thereafter	1,066
Without due dates	26,671
Total	$116,758

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

Tax reform

Argentina

On December 27, 2017, the Argentine Senate approved a comprehensive income tax reform effective since January 1, 2018. Argentinean tax reform, among other things, reduces the current 35 percent income tax rate to 30 percent for 2018 and 2019, and to 25 percent as from 2020. The new regulation imposes a withholding income tax on dividends paid by an Argentine entity of 7 percent for 2018 and 2019, increasing to 13 percent as from 2020. Also, repeals the current “equalization tax” (i.e., 35 percent withholding applicable to dividends distributed in excess of the accumulated taxable income) for income accrued from 1 January 2018.

As a consequence of the Argentine tax reform, the Company has recorded an income tax expense of $1.8 million in the year ended December 31, 2017, due to the reduction of the Company’s deferred tax assets position generated by the reduction of the Argentine income tax rate.

USA

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act establishes a reduction of the U.S. federal corporate tax rate to 21 percent, effective January 1, 2018. Consequently, for the year ended December 31, 2017, the Company has recorded a $0.8 million income tax gain related to the reduction of deferred tax assets and liabilities of $ 1.6 million and $ 2.4 million, respectively.

The Tax Act also establishes new tax laws that will be effective since January 1, 2018, including, but not limited to: (a) elimination of the corporate alternative minimum tax (AMT); (b) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (c) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (d) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (e) a new limitation on deductible interest expense; (f) the repeal of the domestic production activity deduction; (g) limitations on the deductibility of certain executive compensation; (h) limitations on the use of FTCs to reduce the U.S. income tax liability; and (i) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income.

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The company was able to make a reasonable estimate of the Transition Tax and determine that no tax duty related to the Transition Tax is expected to be due because the estimated tax is expected to be offset with available foreign tax credits as of December 31, 2017. Accordingly, no adjustments have been made to income tax expense. The Transition Tax calculation will not be finalized until the Mercadolibre Inc. Federal Income Tax return is filed.

The company assessed whether its valuation allowance analysis is affected by various aspects of the Tax Act (e.g., including the deemed repatriation of deferred foreign income, GILTI inclusions, new categories of FTCs). As a consequence of such analysis the Company recorded an increase in valuation allowance of $12,097 thousands to fully reserve the outstanding foreign tax credits.

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company is not required to record any impact in connection with the potential GILTI tax as of December 31, 2017.

Management of the Company considers any excess of the amount for financial reporting over the tax basis of the investments in the foreign subsidiaries to be indefinitely reinvested, and for that reason has not recorded a deferred tax liability. However, if the distributions of those earnings do not imply withholdings, exchange rate differences or state income taxes, the Company expects repatriations to the US parent.

During the year ended December 31, 2017, the Company increased $12,097 thousands the valuation allowance in the United States as a consequence of the impossibility to offset foreign tax credits with future taxable income. In addition, during the same year, the Company increased the valuation allowance relating to Argentine operation by 3,313 thousands, as a consequence of more restrictive requirements to compute doubtful accounts as an income tax deduction.

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

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of December 31, 2017, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $5,902 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2017, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $6,394 thousands.

No loss amount has been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below.

As of December 31, 2017, there were 61 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 2,002 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of December 31, 2017,  726 legal actions were pending in the Brazilian ordinary courts. In addition, as of December 31, 2017, there were 4,378 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer.

As of December 31, 2017, there were 8 claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 187 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

In most of the cases filed against the Company, the plaintiffs asserted that the Company was responsible for fraud committed against them, or responsible for damages suffered when purchasing an item on the Company’s website, when using MercadoPago, or when the Company invoiced them.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

City of São Paulo Tax Claim

In 2007 São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes which affirmed the reduction of the fine. As of the date of these consolidated financial statements, the total amount of the claim is $ 4.4 million including surcharges and interest. With this decision the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$ 9.5 million, which including accrued interests amounted to R$ 14.7 million or $ 4.5 million, according to the exchange rate at December 31, 2017, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On May 31, 2016, a lower court judge ruled in favor of the Company and the São Paulo Municipal Council presented a motion to clarify mentioned decision, that was rejected. On November 29, 2016, the São Paulo Municipal Council appealed, and the Company presented its counter arguments. As of the date of these consolidated financial statements, the Company is still waiting for a decision.

In September 2012 São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary related to our Brazilian subsidiary’s activities in São Paulo for the period from 2007 through 2010. On July 27, 2012, the Company presented administrative defenses against the authorities’ claim. On February 2, 2013, São Paulo tax authorities ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On March 4, 2013, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes. On August 23, 2013, the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes ruled against the Company’s appeal. On September 5, 2013, the Company presented a special appeal to the Superior Chamber of the São Paulo Municipal Council of Taxes. On October 18, 2013, the mentioned appeal was denied to our Brazilian subsidiary and confirmed the fines. With this decision the administrative stage is finished. On November 13, 2013, the Company filed a lawsuit before the 9th Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On November 14, 2013, the Company made a deposit in court related to the lawsuit filed, of R$ 55.1 million or $ 16.6 million, according to the exchange rate at December 31, 2017. On January 28, 2014 São Paulo Municipal Council was summoned and on April 8, 2014 the São Paulo Municipal Council presented its defense. On April 24, 2014, the Company presented our response to the mentioned defense. As of December 31, 2017, the lower court’s ruling was still pending.

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

Tax Claims

On September 2, 2011, the Brazilian Federal tax authority has asserted taxes and fines against our Brazilian subsidiary relating to the income tax for the 2006 period in an approximate amount of R$ 5.2 million or $ 1.6 million according to the exchange rate in effect as of December 31,2017. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, decreasing the outstanding debit to R$ 2.2 million or $ 665 thousands according to the exchange rate at December 31, 2017. On November 21, 2014, the Company appealed to the Superior Administrative Court of Tax Appeals. On September 8, 2016 our appeal was not accepted. Mercado Livre filed an appeal against such decision, aiming the appeal to be accepted and ruled by Superior Administrative Court of Tax Appeals. The Superior Administrative Court of Tax Appeals ruled against the Brazilian subsidiary maintaining claimed taxes and fines. On July 28, 2017, the Company filed an annulment action against the Brazilian Federal tax authority and presented letter of guarantee issued for an indefinite period for the suspension of the enforceability of the tax credit. The Company´s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability fot the controversial amounts.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014 the Company´s Brazilian subsidiaries requested a preliminary injunction against Receita Federal Do Brasil in order to avoid the income tax withholding over payments remitted by the Company´s  Brazilian subsidiaries to the Company´s Argentine subsidiary for the provision of IT support and assistance services; and requested the reimbursement of the amounts improperly withheld in the last five years. The injunction was granted considering that such withholding violates the provisions of the convention signed between the Federative Republic of Brazil and the Argentine Republic to prevent double taxation. In August 2015, such injunction was revoked by the first instance judge decision of merit, which was favorable to Receita Federal Do Brasil. The Company presented an appeal in September 2015 and as of December 31, 2017, it is waiting for the second instance decision. As a result, the Company started making deposits in court for the controversial amounts. As of December 31, 2017 the Company recorded in the balance sheet deposits in court for R$60.3 million or $18.2 million, according to the exchange rate at December 31, 2017 under the caption non-current other assets.

The Company’s management, based on the external legal counsel opinion, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position and the existence of favorable decisions of the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Administrative tax claims

On November 9, 2016, São Paulo tax authorities assessed taxes and fines against its Brazilian subsidiary Ebazar, relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of R$3.4 million or $1.0 million, according to the exchange rate as of December 31, 2017. The Company presented administrative defenses against the authorities’ claim. As of the date of these consolidated financial statements, the Company is still waiting for a decision. The opinion of the Company´s management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

On December 27, 2016, São Paulo tax authorities assessed taxes and fines against its Brazilian subsidiary MercadoPago.com Representações Ltda., relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of R$13.0 million or $3.9 million according to the exchange rate as of December 31, 2017. The Company presented administrative defenses against the authorities’ claim. On October 9, 2017, a judgment was handed down recognizing that expenses with credit card companies are essential for payment institutions. The same understanding was applied to software expenses (gateway). The only unapproved point concerns the utilization of claims from past. The tax assessment notice was reduced by approximately 60%. The opinion of the Company´s management, based on the external legal counsel opinion, is that the risk of losing the case is reasonably possible, but not probable.

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

Operating leases

The Company has leases for office space in the various countries in which it operates. Total rental expense amounted to $7,771 thousands, $6,112 thousands and $4,396 thousands for the years ended December 31, 2017, 2016 and 2015, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2018	$10,654
For the year ended December 31, 2019	16,557
For the year ended December 31, 2020	14,248
For the year ended December 31, 2021	11,754
For the year ended December 31, 2022	11,468
Thereafter	29,828
$ 94,509

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

As of December 31, 2017, management's estimate of the maximum potential exposure related to the Company’s buyer protection program is $925,690 thousands, for which the Company recorded an allowance of $1,087 thousands as of that date.

Employment Contracts

Each of the executive officers of the Company is a party to an individual employment agreement. The executive employment agreements provide for annual base salaries of approximately $1,821 thousands per year in the aggregate, a performance based estimated bonuses equal to approximately $2,101 thousands per year, in the aggregate, and some fringe benefits. The executive employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide that in the event of an executive officer’s termination of employment without cause, the Company must pay the executive 12 months of base salary.

Additionally, the executive officers of the Company participate in the Long Term Retention Plans mentioned in note 16. Under the 2010 Plan the executive officers of the Company are eligible to receive approximately $1,509 thousands in a period of 3 months. Under the 2011 Plan the executive officers of the Company are eligible to receive approximately $2,866 thousands in a period of 1 year and 3 months. Under the 2012 Plan the executive officers of the Company are eligible to receive approximately $4,334 thousands in a period of 2 years and 3 months. Under the 2013 Plan the executive officers of the Company are eligible to receive approximately $7,653 thousands in a period of 1 years and 3 months. Under the 2014 Plan the executive officers of the Company are eligible to receive approximately $8,565 thousands in a period of 2 years and 3 months. Under the 2015 Plan the executive officers of the Company are eligible to receive approximately $11,267 thousands in a period of 3 years and 3 months. Under the 2016 Plan the executive officers of the Company are eligible to receive approximately $15,488 thousands in a period of 4 years and 3 months. Under the 2017 Plan the executive officers of the Company are eligible to receive approximately $14,661 thousands in a period of 5 years and 3 months. In all cases, the estimated amount has been calculated considering the Company’s closing stock price as of December 31, 2017.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

Loans payable and other financial liabilities

During last quarter of 2017, the Company through its Argentine subsidiary obtained a line of credit from Citibank, denominated in Argentine pesos, to be applied to working capital needs. As of December 31, 2017, the amount outstanding under this line of credit is $19,306 thousands, bears an interest fixed rate of 25% per annum.

During second quarter of 2016, the Company through its Brazilian subsidiary, obtained four lines of credit from Banco Nacional de Desenvolvimento Econômico e Social (BNDES) denominated in Reales, to fund the acquisition of machines and equipment. As of December 31, 2017, the amount outstanding under these lines of credit is $258 thousands.

During last quarter of 2017, the Company, through its Uruguayan subsidiary, obtained a line of credit from Citibank N.A. denominated in Uruguayan pesos, to be applied to working capital needs. As of December 31, 2017, the amount outstanding under this line of credit is $1,383 thousands, bears an interest fixed rate of 9.294% per annum.

During last quarter of 2017, the Company, through its Chilean subsidiary, obtained a line of credit from Banco de Chile denominated in Chilean pesos, to be applied to working capital needs. As of December 31, 2017, the amount outstanding under this line of credit is $15,929 thousands, bears an interest fixed rate of 4.44% per annum.

As of December 31, 2017, the Company, through its Chilean, Uruguayan and Argentine subsidiaries, obtained an unsecured line of credit for an amount of $19,544 thousands.

See additionally Note 17 with the detail of the 2.25% Convertible Senior Note due 2019.

16.	Long term retention plan

On April 3, 2017, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2017 Long-Term Retention Plan (“2017 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2017 LTRP, which provides for the grant to an Eligible Employee of a cash-settled fixed (a “2017 LTRP Fixed Award”) and cash-settled variable award, (a “2017 LTRP Variable Award”, and together with any 2017 LTRP Fixed Award, the “2017 LTRP Awards”). In order to receive payment in respect of the 2017 LTRP Awards, each Eligible Employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the Eligible Employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2017 LTRP Awards, payable as follows:

•

2017 LTRP Fixed Award: the Eligible Employee will receive a fixed payment equal to 16.66% of his or her 2017 LTRP Fixed Award once a year for a period of six years starting in March 2018 (the “Annual Fixed Payment”); and

•

2017 LTRP Variable Award: on each date the Company pays the Annual Fixed payment to the Eligible Employee, he or she will also receive the 2017 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2017 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2016 Stock Price (as defined below). For purposes of the 2017 LTRP, the “2016 Stock Price” shall equal $164.17 (the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60 -trading days of 2016) and the “Applicable Year Stock Price” shall equal the average closing price of the Company´s common stock on the NASDAQ Global Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company´s common stock is listed on the NASDAQ.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long Term Retention Plan (Continued)

The rest of LTRP outstanding as of December 31, 2017, follows similar calculation method as explain above for 2017 LTRP. The 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 LTRP have performance and/or eligibility conditions to be achieved at each year-end and also require the employee remain employed by the Company as of each payment date

The following tables summarize the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 LTRP accrued compensation expense for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)
	(In thousands)
Outstanding LTRP 2009	-	-	1,312	0.25	1,862	0.75
Outstanding LTRP 2010	1,721	0.25	2,062	0.75	2,151	1.25
Outstanding LTRP 2011	3,023	0.75	2,713	1.25	2,505	1.75
Outstanding LTRP 2012	4,469	1.25	3,569	1.75	3,094	2.25
Outstanding LTRP 2013	7,524	0.75	6,796	1.25	6,255	1.75
Outstanding LTRP 2014	7,900	1.25	6,357	1.75	5,582	2.25
Outstanding LTRP 2015	11,022	1.75	8,361	2.25	6,982	2.75
Outstanding LTRP 2016	16,949	2.25	11,977	2.75	-	-
Outstanding LTRP 2017	15,652	2.75	-	-	-	-

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
LTRP 2009	29	692	16
LTRP 2010	1,050	1,122	339
LTRP 2011	1,668	1,420	465
LTRP 2012	2,300	1,749	641
LTRP 2013	4,554	3,897	2,205
LTRP 2014	4,591	3,653	2,763
LTRP 2015	5,766	4,641	3,784
LTRP 2016	8,350	5,809	-
LTRP 2017	7,411	-	-
	$ 35,719	$ 22,983	$ 10,213

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	2.25% Convertible Senior Notes Due 2019

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

During the year ended December 31, 2016, 12 Notes were converted for a total amount of $12 thousands. During year ended through December 31, 2017, 19 Notes were converted for a total amount of $19 thousands. Additionally, during the fourth quarter of 2017, the conversion threshold was met again and the Notes became convertible at the holders’ option beginning on January 1, 2018 and ending on March 31, 2018. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

From January 1, 2018 to the date of issuance of these consolidated financial statements, no additional conversion requests were made.

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

The total estimated fair value of the Notes was $829.0 million and $458.8 million as of December 31, 2017 and 2016, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considered the fair value of the Notes as of December 31, 2017 and 2016 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $314.7 closing price of the Company’s common stock on December 31, 2017, the if-converted value of the Notes exceeded their principal amount by approximately $494  million.

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$329,972	$330,000
Unamortized debt discount (2)	(15,469)	(25,097)
Unamortized transaction costs related to the debt component	(2,509)	(3,968)
Contractual coupon interest accrual	7,425	7,425
Contractual coupon interest payment	(7,425)	(7,425)
Net carrying amount	$311,994	$300,935

(1)    Net of $1,177 thousands of transaction costs related to the equity component of the Notes.

(2)    As of December 31, 2017, the remaining period over which the unamortized debt discount will be amortized is 1.5 years.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	2.25% Convertible Senior Notes Due 2019 (continued)

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

	Year ended December 31,

	2017	2016	2015
	(In thousands)
Contractual coupon interest expense	$7,425	$7,425	$7,425
Amortization of debt discount	9,628	9,117	8,630
Amortization of debt issuance costs	1,459	1,341	1,217
Total interest expense related to Notes	$18,512	$17,883	$17,272

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

Transactions with Venezuelan related parties

Subsequent to Venezuelan's deconsolidation, the Company recorded allocation of expenses to the Venezuelan's subsidiaries accounting to $1,862, which were expensed as incurred.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

19.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2017, 2016 and 2015:

			Charges
			Utilized /
	Balance at beginning of	Charged / credited to Net income /	Currency translation adjustments	Balance at end of
	year	(loss)	Write-offs	year
	(In thousands)
Allowance for doubtful accounts
Year ended December 31, 2015	16,165	15,194	(20,073)	11,286
Year ended December 31, 2016	11,286	12,952	(13,802)	10,436
Year ended December 31, 2017	10,436	12,264	(12,879)	9,821

Credit cards receivable allowance for chargebacks
Year ended December 31, 2015	529	1,719	(1,014)	1,234
Year ended December 31, 2016	1,234	1,294	(17)	2,511
Year ended December 31, 2017	2,511	3,422	(749)	5,184

Loans receivable allowance for uncollectible accounts
Year ended December 31, 2016	-	113	(3)	110
Year ended December 31, 2017	110	5,163	(543)	4,730

Tax valuation allowance
Year ended December 31, 2015	4,531	16	(568)	3,979
Year ended December 31, 2016	3,979	8,535	(3,543)	8,971
Year ended December 31, 2017	8,971	12,173	(5,722)	15,422

Contingencies
Year ended December 31, 2015	3,009	5,100	(3,723)	4,386
Year ended December 31, 2016	4,386	4,752	(3,551)	5,587
Year ended December 31, 2017	5,587	6,657	(6,342)	5,902

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

20.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2017, 2016 and 2015:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2017
Net Revenues	$ 273,926	$ 316,529	$ 370,661	$ 436,979
Gross profit	168,856	171,554	175,827	203,363
Net Income (loss)	48,518	5,316	27,666	(67,720)
Net Income (loss) per share-basic	1.10	0.12	0.63	(1.53)
Net Income (loss) per share-diluted	1.10	0.12	0.63	(1.53)
Weighted average shares
Basic	44,157,364	44,157,364	44,157,364	44,157,364
Diluted	44,157,364	44,157,364	44,157,364	44,157,364

2016
Net Revenues	$ 157,630	$ 199,644	$ 230,847	$ 256,275
Gross profit	102,182	126,298	145,648	162,730
Net Income	30,247	15,858	38,912	51,349
Net Income per share-basic	0.68	0.36	0.88	1.16
Net Income per share-diluted	0.68	0.36	0.88	1.16
Weighted average shares
Basic	44,156,961	44,157,341	44,157,341	44,157,355
Diluted	44,156,961	44,157,341	44,157,341	44,157,355

2015
Net Revenues	$ 148,103	$ 154,314	$ 168,641	$ 180,732
Gross profit	103,395	104,003	111,828	117,570
Net Income	1,721	19,463	45,640	38,965
Net Income per share-basic	0.04	0.44	1.03	0.88
Net Income per share-diluted	0.04	0.44	1.03	0.88
Weighted average shares
Basic	44,154,796	44,155,271	44,155,830	44,156,800
Diluted	44,154,796	44,155,271	44,155,830	44,156,800

21.	Cash Dividend Distribution

During the fiscal year ended December 31, 2017, the Company approved cash dividends for a total amount of $26,496 thousands or $0.600 per share, which had all been paid as of the year- end, except for the one approved in October 2017, consisting of $6,624 thousands (or $0.150 per share, which was paid on January 12, 2018) to stockholders of record as of the close of business on December 31, 2017.

After reviewing the Company's capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the decision has been made to suspend the payment of dividend to shareholders as of the first quarter of 2018.

During the fiscal year ended December 31, 2016, the Company approved cash dividends for a total amount of $26,495 thousands or $0.600 per share, which had all been paid as of the year- end, except for the one approved in October 2016, consisting of $6,624 thousands (or $0.150 per share, which was paid on January 16, 2017) to stockholders of record as of the close of business on December 31, 2016.

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

