Form 10-Q
period 2018-03-31
MERCADOLIBRE INC
filed 2018-05-10
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2018

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

44,157,364 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 8, 2018.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of March  31, 2018 and December 31, 2017

and for the three-month periods

ended March  31, 2018 and 2017

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

(In thousands of U.S. dollars, except par value)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$ 350,411	$ 388,260
Short-term investments	159,446	209,432
Accounts receivable, net	29,914	28,168
Credit cards receivables, net	530,185	521,130
Loans receivable, net	122,328	73,409
Prepaid expenses	21,862	5,864
Inventory	3,362	2,549
Other assets	68,052	58,107
Total current assets	1,285,560	1,286,919
Non-current assets:
Long-term investments	33,410	34,720
Property and equipment, net	122,859	114,837
Goodwill	93,714	92,279
Intangible assets, net	22,392	23,174
Deferred tax assets	93,708	57,324
Other assets	68,044	63,934
Total non-current assets	434,127	386,268
Total assets	$ 1,719,687	$ 1,673,187
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 228,318	$ 221,095
Funds payable to customers	592,923	583,107
Salaries and social security payable	97,769	65,053
Taxes payable	28,306	32,150
Loans payable and other financial liabilities	134,466	56,325
Other liabilities	4,069	3,678
Dividends payable	—	6,624
Total current liabilities	1,085,851	968,032
Non-current liabilities:
Salaries and social security payable	19,500	25,002
Loans payable and other financial liabilities	314,953	312,089
Deferred tax liabilities	25,542	23,819
Other liabilities	20,974	18,466
Total non-current liabilities	380,969	379,376
Total liabilities	$ 1,466,820	$ 1,347,408

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,364 shares issued and outstanding at March 31,
2018 and December 31, 2017	$ 44	$ 44
Additional paid-in capital	24,969	70,661
Retained earnings	527,098	537,925
Accumulated other comprehensive loss	(299,244)	(282,851)
Total Equity	252,867	325,779
Total Liabilities and Equity	$ 1,719,687	$ 1,673,187

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the three-month periods ended March  31, 2018 and 2017

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues	$ 320,976	$ 269,675
Cost of net revenues	(158,218)	(100,819)
Gross profit	162,758	168,856
Operating expenses:
Product and technology development	(38,396)	(30,302)
Sales and marketing	(110,723)	(46,931)
General and administrative	(43,058)	(28,309)
Total operating expenses	(192,177)	(105,542)
(Loss) income from operations	(29,419)	63,314

Other income (expenses):
Interest income and other financial gains	9,195	12,157
Interest expense and other financial losses	(10,734)	(6,471)
Foreign currency gains	5,601	663
Net (loss) income before income tax gain (expense)	(25,357)	69,663

Income tax gain (expense)	12,438	(21,145)
Net (loss) income	$ (12,919)	$ 48,518

	Three Months Ended March 31,
	2018	2017
Basic EPS
Basic net (loss) income
Available to shareholders per common share	$ (0.29)	$ 1.10
Weighted average of outstanding common shares	44,157,364	44,157,364
Diluted EPS
Diluted net (loss) income
Available to shareholders per common share	$ (0.29)	$ 1.10
Weighted average of outstanding common shares	44,157,364	44,157,364

Cash Dividends declared (per share)	—	0.150

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March  31, 2018 and 2017

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$ (12,919)	$ 48,518
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(15,573)	9,665
Unrealized net losses (gains) on available for sale investments	(24)	1,244
Less: Reclassification adjustment for gains (losses) on available for sale investments	796	(587)
Net change in accumulated other comprehensive (loss) income, net of income tax	(16,393)	11,496
Total Comprehensive (loss) income	$ (29,312)	$ 60,014

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the three-month periods ended March  31, 2018 and 2017

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operations:
Net (loss) income	$ (12,919)	$ 48,518
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,084	9,003
Accrued interest	(4,447)	(5,679)
Non cash interest and convertible notes amortization of debt discount and amortization of debt issuance costs	7,063	4,226
LTRP accrued compensation	15,737	9,176
Deferred income taxes	(30,601)	(2,798)
Changes in assets and liabilities:
Accounts receivable	(9,347)	(1,305)
Credit Card Receivables	(33,870)	15,583
Prepaid expenses	(16,164)	347
Inventory	(872)	727
Other assets	(13,009)	(4,472)
Accounts payable and accrued expenses	22,773	13,364
Funds payable to customers	20,613	13,929
Other liabilities	3,041	123
Interest received from investments	3,912	4,015
Net cash (used in) provided by operating activities	(37,006)	104,757
Cash flows from investing activities:
Purchase of investments	(632,734)	(897,589)
Proceeds from sale and maturity of investments	683,909	876,040
Purchases of intangible assets	(97)	(17)
Advance for property and equipment	(3,390)	(2,505)
Changes in principal of loans receivable, net	(52,243)	(4,808)
Purchases of property and equipment	(19,542)	(10,268)
Net cash used in investing activities	(24,097)	(39,147)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	80,925	4,290
Payments on loans payable and other financing liabilities	(4,583)	(2,875)
Dividends paid	(6,624)	(6,624)
Purchase of convertible note capped call	(45,692)	—
Net cash provided by (used in) financing activities	24,026	(5,209)
Effect of exchange rate changes on cash and cash equivalents	(772)	6,847
Net (decrease) increase in cash and cash equivalents	(37,849)	67,248
Cash and cash equivalents, beginning of the period	$ 388,260	$ 234,140
Cash and cash equivalents, end of the period	$ 350,411	$ 301,388

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

Through MercadoPago, MercadoLibre enables individuals and businesses to send and receive online payments; through MercadoEnvios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through our advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their product and services on the web; through MercadoShops, MercadoLibre allows users to set-up, manage and promote their own online webstores under a subscription-based business model; and through MercadoCredito, MercadoLibre extends loans to certain merchants and consumers. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of March  31, 2018, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms in Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Portugal, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution in Argentina, Brazil, Mexico, Venezuela, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution available in Argentina, Brazil, Mexico, Colombia and Chile. The Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its controlled subsidiaries. These interim condensed consolidated financial statements are stated in U.S. dollars, except for amounts otherwise indicated. Intercompany transactions and balances with subsidiaries have been eliminated for consolidation purposes.

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Operating (loss) income of foreign operations amounted to 98.7% and 98.8% of the consolidated amounts during the three-month periods ended March 31, 2018 and 2017, respectively. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $233,096 thousands and $223,134 thousands as of March 31, 2018 and December 31, 2017, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2018  and December 31, 2017. These financial statements include the Company’s consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2018 and 2017 and statement of cash flows for the three-month periods ended March 31, 2018 and 2017. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2017. During the three-month period ended March 31, 2018, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASC 606 and ASU 2016-16- Income taxes (Topic 740) as of January 1, 2018. See Note 2 of these interim condensed consolidated financial statements for more details.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Revenue recognition

Revenues are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Contracts with customers may include promises to transfer multiple services including discounts on future services. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Revenues are recognized when each performance obligation is satisfied by transferring the promised service to the customer according to the following criteria described for each type of service:

•

Revenues from the Enhanced Marketplace service, include the final value fees and shipping fees charged to the Company’s customers. Because the Company acts as an agent, revenues derived from the shipping services are presented net of the respective transportation costs charged by third-party carriers and paid by the Company. As part of the Company’s business strategy, shipping costs may be fully or partially subsidized at the Company’s option.

•	Revenues from the Non-Marketplace services are generated from payments fees, classifieds fees, ad sales up-front fees; and fees from other ancillary businesses.

Revenue recognition criteria for the services mentioned above are decribed in note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2017.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. The allowance for doubtful accounts, loan receivables and chargebacks is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts, loan receivables and chargebacks was $27,644 thousands and $19,734 thousands as of March 31, 2018 and December 31, 2017, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606 (as defined below). Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2017 and 2016 was $6,116 thousands and $1,955 thousands, respectively, of which $4,316 thousands and $1,911 thousands were recognized as revenue during the three-months periods ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, total deferred revenue was $7,546 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Foreign currency translation

All of the Company’s consolidated foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive (loss) income.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Venezuelan deconsolidation

Effective December 1, 2017, the Company determined that deteriorating conditions in Venezuela had led the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiaries. Venezuela’s recent selective default determination, restrictive exchange controls and suspension of foreign exchange market in Venezuela, the lack of access to U.S. dollars through official currency exchange mechanisms together with the worsening in Venezuela macroeconomic environment resulted in other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar, and restricted the Company’s ability to pay dividends and its ability to satisfy other obligations denominated in U.S. dollars. Therefore, in accordance with the applicable accounting standards, as of December 1, 2017, the Company deconsolidated the financial statements of its subsidiaries in Venezuela and began reporting the results under the cost method of accounting.

Beginning December 1, 2017, the Company no longer includes the results of the Venezuelan subsidiaries in its consolidated financial statements.

Income tax

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

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 a regulatory decree was issued that established new requirements to benefit from the new software development law. The decree establishes requirements to comply with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. The Company’s Argentine subsidiary has to achieve certain required ratios annually under the software development law in order to be eligible for the benefits mentioned below.

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving the Company’s application for eligibility under the new software development law for the Company’s Argentine subsidiary, Mercadolibre S.R.L. As a result, the Company’s Argentine subsidiary has been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained is a 60% relief of total income tax related to software development activities and a 70% relief of payroll taxes related to software development activities.

The benefits to the Company under the software development law will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $7,299 thousands and $5,097 thousands during the three-month periods ended March 31, 2018 and 2017, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.17 and $0.12 for the three-month periods ended March 31, 2018 and 2017, respectively. Furthermore, the Company recorded a labor cost benefit of $2,016 thousands and $1,991 thousands during the three-month periods ended March 31, 2018 and 2017, respectively. Additionally, $652 thousands and $496 thousands were accrued to pay software development law audit fees during the first quarter of 2018 and 2017, respectively.

Tax reform

Argentina

On December 27, 2017, the Argentine Senate approved a comprehensive income tax reform effective since January 1, 2018. The Argentine tax reform, among other things, reduced the prior 35 percent income tax rate applicable to the Argentine entities to 30 percent for 2018 and 2019 and to 25 percent for 2020 and thereafter. The new regulation imposes a withholding income tax on dividends paid by Argentine entities of 7 percent for 2018 and 2019, increasing to 13 percent from 2020 forward. The new regulation also repeals the “equalization tax” (i.e., the prior 35 percent withholding tax applicable to dividends distributed in excess of the accumulated taxable income) for income accrued from January 1, 2018 forward.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

USA

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also established new tax laws that came into effect on January 1, 2018, including, but not limited to: (a) the elimination of the corporate alternative minimum tax (AMT); (b) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (c) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (d) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset income tax liability (subject to some limitations); (e) a new limitation on deductible interest expense; (f) the repeal of the domestic production activity deduction; (g) limitations on the deductibility of certain executive compensation; (h) limitations on the use of FTCs to reduce the U.S. income tax liability; and (i) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income.

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The company was able to make a reasonable estimate of the Transition Tax and determine that no tax duty related to the Transition Tax is expected to be due because the estimated tax is expected to be offset with available foreign tax credits as of December 31, 2017. Accordingly, no adjustments have been made to income tax expense in 2017. The Transition Tax calculation will not be finalized until the MercadoLibre Inc. Federal Income Tax return is filed.

The Company assessed whether its valuation allowance analysis is affected by various aspects of the Tax Act (including the deemed repatriation of deferred foreign income, GILTI inclusions and new categories of FTCs). As a consequence of such analysis, the Company recorded an increase in valuation allowance of $12,097 thousands to fully reserve the outstanding foreign tax credits as of December 31, 2017.

The Tax Act created a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expenses taken into account in the determination of net CFC-tested income.

Under U.S. GAAP, the Company was allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company has not recorded any impact in connection with the potential GILTI tax as of March 31, 2018 and December 31, 2017.

The Company’s management considers the earnings of our foreign subsidiaries to be indefinitely reinvested, other than certain earnings the distributions of which do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a deferred tax liability.

As of March 31, 2018 and December 31, 2017, the Company had included under non-current deferred tax assets the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $12,117 thousands and $12,097 thousands, respectively. As of March 31, 2018 and December 31, 2017, the Company recorded a valuation allowance of $12,117 thousands and $12,097 thousands, respectively, to fully impair the outstanding foreign tax credits.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of March  31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (299,220)	$ (283,647)
Unrealized losses (gains) on investments	(24)	1,211
Estimated tax loss on unrealized gains on investments	—	(415)
	$ (299,244)	$ (282,851)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the three-month period ended March  31, 2018:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2017	$ 1,211	$ (283,647)	$ (415)	$ (282,851)
Other comprehensive loss before reclassifications adjustments for losses on available for sale investments	(24)	(15,573)	—	(15,597)
Amount of loss (gain) reclassified from accumulated other comprehensive loss	(1,211)	—	415	(796)
Net current period other comprehensive loss / income	(1,235)	(15,573)	415	(16,393)
Ending balance	$ (24)	$ (299,220)	$ —	$ (299,244)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 1,211	Interest expense and other financial gains
Estimated tax gain on unrealized losses on investments	(415)	Income tax loss
Total reclassifications for the period	$ 796	Total, net of income taxes

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowances for doubtful accounts, loan receivables and chargebacks, recoverability of goodwill and intangible assets with indefinite useful life, useful life of long-lived assets and intangible assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible note debt, fair value of investments, recognition of income taxes and contingencies. Actual results could differ from those estimates.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers related to revenue recognition (“ASC 606”) issued by the Financial Accounting Standards Board (“FASB”) in 2014. ASC 606 provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 using the full retrospective transition method and recast the prior reporting period presented.

In connection with the MercadoEnvios service the Company has identified a performance obligation with the seller to arrange for the transportation of the merchandise sold to the buyer using third-party carriers. As the Company acts as agent, upon adoption of ASC 606, the revenues derived from the shipping services are presented net of the respective transportation costs charged by third-party carriers and paid by the Company. As part of the business strategy, the Company may fully or partially subsidize the cost of shipping at the Company’s option. Under the current guidance the Company must account for the subsidized cost of shipping netting of revenues rather than as cost of net sales. For the three-month periods ended March 31, 2018 and 2017, the Company incurred $112,497 thousands and $4,251 thousands, respectively, of subsidized shipping costs that have been incurred and included as a reduction of revenues.

Under the full retrospective method, the Company retrospectively applied ASC 606 to the three-month period ended March 31, 2017. The total impact resulting from the change in presentation of shipping subsidies was a decrease in Net revenues and Cost of net revenues of $4,251 thousands in the Interim Condensed Consolidated Statement of Income for the three-month period ended March 31, 2017. Additionally, the adoption of ASC 606 did not modify the carrying amount of assets or liabilities as of the beginning of the first period presented, thus, there was no effect on the opening balance of retained earnings as of January 1, 2017.

Furthermore, the adoption did not have a material impact on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, on Net (loss) income and on the Statements of Cash Flows for the three-month periods ended March 31, 2018 and 2017.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16) "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory." ASU 2016-16 generally accelerates the recognition of income tax consequences for asset transfers between entities under common control. The Company adopted ASU 2016-16 as of January 1, 2018 using a modified retrospective transition method, resulting in a $2,092 thousands increase to the opening balance of retained earnings.

Recently issued accounting pronouncements not yet adopted

On February 25, 2016 the FASB issued ASU 2016-02. The amendments in this update create Topic 842, Leases, which supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. Previous GAAP did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. Based on existing leases currently classified as operating leases, the Company expects to recognize on the statements of financial position right-of-use assets and lease liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company’s financial statements and expects the ASU will have a material impact, primarily to the consolidated balance sheets and related disclosures.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

3. Net (loss) income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net (loss) income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

On June 30, 2014, the Company issued $330 million of 2.25% Convertible Senior Notes due 2019 (see Note 9 of these interim condensed consolidated financial statements). The conversion of these notes are included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of the notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.

The denominator for diluted net (loss) income per share for the three-month periods ended March  31, 2018 and 2017 does not include any effect from the 2014, 2017 and 2018 Capped Call Transactions (as defined in Note 9) because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Capped Call Transactions are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 9 of these interim condensed consolidated financial statements and Note 17 of the financial statements as of December 31, 2017 on Form 10-K for more details.

For the three-month periods ended March  31, 2018 and 2017, the effects of the Capped Call Transactions would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net (loss) income per share of common stock is as follows for the three-month periods ended March  31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net (loss) income per common share	$ (0.29)	$ (0.29)	$ 1.10	$ 1.10

Numerator:
Net (loss) income	$ (12,919)	$ (12,919)	$ 48,518	$ 48,518

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,157,364	—	44,157,364	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	44,157,364	—	44,157,364

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

4. Goodwill and intangible assets

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Goodwill	$ 93,714	$ 92,279
Intangible assets with indefinite lives
- Trademarks	11,476	11,587
Amortizable intangible assets
- Licenses and others	6,359	6,175
- Non-compete agreement	2,437	2,689
- Customer list	16,507	16,584
- Trademarks	1,859	1,772
Total intangible assets	$ 38,638	$ 38,807
Accumulated amortization	(16,246)	(15,633)
Total intangible assets, net	$ 22,392	$ 23,174

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2018 and the year ended December 31, 2017 are as follows:

Period ended March 31, 2018
	Brazil	Argentina	Chile	Mexico	Colombia	Other Countries	Total
(In thousands)
Balance, beginning of the period	$ 32,492	$ 5,761	$ 18,805	$ 30,396	$ 3,632	$ 1,193	$ 92,279
- Effect of exchange rates changes	(734)	(354)	338	1,932	238	15	1,435
Balance, end of the period	$ 31,758	$ 5,407	$ 19,143	$ 32,328	$ 3,870	$ 1,208	$ 93,714

	Year ended December 31, 2017
	Brazil	Argentina	Chile	Mexico	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 27,660	$ 6,587	$ 17,388	$ 29,342	$5,989	$3,643	$ 1,188	$ 91,797
- Business acquisition	5,966	—	—	—	—	—	—	5,966
- Effect of exchange rates changes	(1,134)	(826)	1,417	1,054	—	(11)	5	505
- Deconsolidation of Venezuelan subsidiaries	—	—	—	—	(5,989)	—	—	(5,989)
Balance, end of the year	$ 32,492	$ 5,761	$ 18,805	$ 30,396	$ —	$3,632	$ 1,193	$ 92,279

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,672 thousands and $1,341 thousands for the three-month periods ended March 31, 2018 and 2017, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of March  31, 2018:

For year ended 12/31/2018	$ 3,406
For year ended 12/31/2019	2,981
For year ended 12/31/2020	1,549
For year ended 12/31/2021	1,040
Thereafter	1,940
$ 10,916

5. Segment reporting

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed and resources are assigned, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown in accordance with the criteria used for evaluation of the Company’s performance as determined by management. The Company’s segments include Brazil, Argentina, Mexico and other countries (which includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Honduras, Nicaragua, Salvador, Bolivia, Guatemala, Paraguay, Peru, Portugal, Uruguay and the United States of America). As of March 31, 2017, the Company’s segments included Brazil, Argentina, Mexico, Venezuela and other countries.

Direct contribution consists of net revenues from external customers less direct costs. Direct costs include costs of net revenues, product and technology development expenses, sales and marketing expenses and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, payroll and third-party fees. All corporate related costs have been excluded from the Company’s direct contribution.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs are monitored by management through shared cost centers and are not evaluated in the measurement of segment performance.

As a consequence of the implementation of ASC 606 further described in Note 2, the Company reassessed the definition of its customers for each service, which resulted in a change of the information presented for net revenues by similar services. As from January 1, 2018, net revenues from shipping services are included as part of our Enhanced Marketplace Services. Such change has been applied retroactively for comparative purposes.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 184,155	$ 101,939	$ 17,065	$ 17,817	$ 320,976
Direct costs	(176,980)	(57,295)	(26,323)	(17,272)	(277,870)
Direct contribution	7,175	44,644	(9,258)	545	43,106

Operating expenses and indirect costs of net revenues					(72,525)
Loss from operations					(29,419)

Other income (expenses):
Interest income and other financial gains					9,195
Interest expense and other financial losses					(10,734)
Foreign currency gains					5,601
Net loss before income tax expense					$ (25,357)

	Three Months Ended March 31, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 159,781	$ 71,392	$ 11,326	$ 14,397	$ 12,779	$ 269,675
Direct costs	(87,037)	(45,066)	(12,631)	(6,551)	(9,697)	(160,982)
Direct contribution	72,744	26,326	(1,305)	7,846	3,082	108,693

Operating expenses and indirect costs of net revenues						(45,379)
Income from operations						63,314

Other income (expenses):
Interest income and other financial gains						12,157
Interest expense and other financial losses						(6,471)
Foreign currency gains						663
Net income before income tax expense						$ 69,663

   The following table summarizes the allocation of property and equipment, net based on geography:

	March 31,	December 31,
	2018	2017
	(In thousands)
US property and equipment, net	$ 5,776	$ 7,037
Other countries
Argentina	28,888	26,028
Brazil	73,422	68,796
Mexico	4,567	3,570
Other countries	10,206	9,406
	$ 117,083	$ 107,800
Total property and equipment, net	$ 122,859	$ 114,837

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2018	2017
	(In thousands)
US intangible assets	$ 93	$ 119
Other countries goodwill and intangible assets
Argentina	5,614	6,059
Brazil	35,714	36,462
Mexico	40,270	38,600
Chile	28,827	28,985
Other countries	5,588	5,228
	$ 116,013	$ 115,334
Total goodwill and intangible assets	$ 116,106	$ 115,453

Consolidated net revenues by similar products and services for the three-month periods ended March  31, 2018 and 2017 were as follows:

Three-months Ended March 31,

Consolidated Net Revenues	2018	2017
(In thousands)
Enhanced Marketplace (*)	$ 140,695	$ 177,926
Non-marketplace (**) (***)	$ 180,281	$ 91,749
Total	$ 320,976	$ 269,675

(*)   Includes Final Value Fees and Shipping fees.

(**)  Includes, among other things, Ad Sales, Classified Fees, Payment Fees and other ancillary services.

(***) Includes $144,763 thousands and $65,160 thousands of Payment Fees for the three-month periods ended March 31, 2018 and 2017, respectively.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March  31, 2018 and December 31, 2017:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	March 31,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2018	(Level 1)	(Level 2)	2017	(Level 1)	(Level 2)
(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 174,421	$ 174,421	$ —	$ 85,337	$ 85,337	$ —
Investments:
Sovereign Debt Securities	$ 14,446	$ 14,446	$ —	$ 15,896	$ 15,896	$ —
Corporate Debt Securities	23,081	19,660	3,421	24,313	15,512	8,801
Total Financial Assets	$ 211,948	$ 208,527	$ 3,421	$ 125,546	$ 116,745	$ 8,801
Liabilities:
Long-term retention plan	56,893	—	56,893	43,227	—	43,227
Total Financial Liabilities	$ 56,893	$ —	$ 56,893	$ 43,227	$ —	$ 43,227

As of March  31, 2018 and December 31, 2017, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets) and; ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of March  31, 2018 and December 31, 2017, the Company´s liabilities were valued at fair value using level 2 inputs.

The unrealized net gains or losses on short-term and long-term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of March  31, 2018 and December 31, 2017, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents and short-term investments (excluding money markets funds and corporate debt security), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets, accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities.  The estimated fair value of the convertible senior notes (liability component), which is based on Level 2 inputs, is $324,207 thousands and was determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March  31, 2018 and December 31, 2017:

	Balances as of	Significant other	Balances as of	Significant other
	March 31,	observable inputs	December 31,	observable inputs
	2018	(Level 2)	2017	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 154,149	$ 154,149	$ 202,820	$ 202,820
Accounts receivable	29,914	29,914	28,168	28,168
Credit Cards receivable	530,185	530,185	521,130	521,130
Loans receivable, net	122,328	122,328	73,409	73,409
Other assets	113,933	113,933	101,552	101,552
Total Assets	$ 950,509	$ 950,509	$ 927,079	$ 927,079
Liabilities
Accounts payable and accrued expenses	$ 228,318	$ 228,318	$ 221,095	$ 221,095
Funds payable to customers	592,923	592,923	583,107	583,107
Salaries and social security payable	60,376	60,376	46,828	46,828
Taxes payable	28,306	28,306	32,150	32,150
Dividends payable	—	—	6,624	6,624
Loans payable and other financial liabilities (*)	449,419	456,872	368,414	379,500
Other liabilities	25,043	25,043	22,144	22,144
Total Liabilities	$ 1,384,385	$ 1,391,838	$ 1,280,362	$ 1,291,448

(*) The fair value of the convertible senior notes (including the equity component) is disclosed in Note 9.

As of March 31, 2018 and December 31, 2017, the Company held no direct investments in auction rate securities, collateralized debt obligations or structured investment vehicles, and does not have any non-financial assets or liabilities measured at fair value.

As of March 31, 2018 and December 31, 2017, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

March 31, 2018
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 174,421	$ —	$ —	$ 174,421
Total Cash and cash equivalents	$ 174,421	$ —	$ —	$ 174,421

Short-term investments
Corporate Debt Securities	3,346	—	(10)	3,336
Sovereign Debt Securities	1,975	—	(14)	1,961
Total Short-term investments	$ 5,321	$ —	$ (24)	$ 5,297

Long-term investments
Sovereign Debt Securities	$ 12,660	$ —	$ (175)	$ 12,485
Corporate Debt Securities	20,064	—	(319)	19,745
Total Long-term investments	$ 32,724	$ —	$ (494)	$ 32,230

Total	$ 212,466	$ —	$ (518)	$ 211,948

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

December 31, 2017
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 85,337	$ —	$ —	$ 85,337
Total Cash and cash equivalents	$ 85,337	$ —	$ —	$ 85,337

Short-term investments
Sovereign Debt Securities	$ 2,235	$ —	$ (10)	$ 2,225
Corporate Debt Securities	4,396	—	(9)	4,387
Total Short-term investments	$ 6,631	$ —	$ (19)	$ 6,612

Long-term investments
Sovereign Debt Securities	$ 13,821	$ —	$ (150)	$ 13,671
Corporate Debt Securities	20,054	—	(128)	19,926
Total Long-term investments	$ 33,875	$ —	$ (278)	$ 33,597

Total	$ 125,843	$ —	$ (297)	$ 125,546

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of March 31, 2018 and December 31, 2017.

The material portion of the Sovereign Debt Securities consists of U.S. Treasury Notes, which carry no significant risk.

As of March 31, 2018, the estimated fair values (in thousands of U.S. dollars) of cash equivalents, short-term and long-term investments classified by their effective maturities are as follows:

One year or less	179,718
One year to two years	16,410
Two years to three years	11,174
Three years to four years	4,268
More than five years	378
Total	$ 211,948

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of March 31, 2018, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $6,188 thousand to cover legal actions against the Company in which its management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of March 31, 2018  the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $8,094 thousand.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

No loss amounts have been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below and in note 15 to the financial statements in the Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, there were 69 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 2,196 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of March 31, 2018,  791 legal actions were pending in the Brazilian ordinary courts. In addition, as of March 31, 2018, there were 5,061 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer.

As of March 31, 2018, there were  9 claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 215 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

City of São Paulo Tax Claim

In 2007, São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary relating to the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim and the tax authorities ruled against the Brazilian subsidiary. In 2009, the Company presented an appeal to the Conselho Municipal de Tributos or São Paulo Municipal Council of Taxes, which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Egrégio Conselho Municipal de Tributos or Superior Chamber of the São Paulo Municipal Council of Taxes, which affirmed the reduction of the fine. As of the date of these interim condensed consolidated financial statements, the total amount of the claim is $ 4.4 million including surcharges and interest. With this decision, the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$ 9.5 million, which including accrued interests amounted to R$ 14.9 million or $ 4.5 million, according to the exchange rate at March 31, 2018, and filed a lawsuit in 8th Public Treasury Court of the County of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines asserted by the Tax Authorities. On May 31, 2016, a lower court judge ruled in favor of the Company and the São Paulo Municipal Council presented a motion to clarify mentioned decision that was rejected. On November 29, 2016, the São Paulo Municipal Council appealed, and the Company presented its counter arguments. On April 12, 2018, the Court rejected the appeal of São Paulo tax authorities, confirming the first instance decision, which was favorable to the Company.

Administrative tax claims

On July 12, 2017, São Paulo tax authorities assessed taxes and fines against one of our Brazilian subsidiaries (iBazar) relating to “ICMS Publicidade” for the period from July 2012 to December 2013 in an amount of R$ 12.2 million or $ 3.7 million according to the exchange rate in effect at that time. The first instance decision was unfavorable to the company, however on February 23, 2018 the Court granted the Company's appeal.  The opinion of the Company´s management, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.

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

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

Buyer protection program

The Company provides consumers with a buyer protection program (“BPP”) for all transactions completed through the Company’s online payment solution (“MercadoPago”). This program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive or does not match the seller’s description. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances (i.e. Black Friday, Hot Sale), the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.

The maximum potential exposure under this program is estimated to be the volume of payments on the Marketplace, for which claims may be made under the terms and conditions of the Company’s BPP. Based on historical losses to date, the Company does not believe that the maximum potential exposure is representative of the actual potential exposure. The Company records a liability with respect to losses under this program when they are probable and the amount can be reasonably estimated.

As of March 31, 2018 and December 31, 2017, management's estimate of the maximum potential exposure related to the Company’s buyer protection program is $675,021 thousands and $925,690 thousands, respectively, for which the Company recorded an allowance of $3,631 thousands and $1,087 thousands, respectively.

Loans payable and other financial liabilities

During the first quarter of 2018, the Company obtained a line of credit from JPMorgan Chase Bank N.A. denominated in U.S. dollars, to be applied to working capital needs. As of March 31, 2018, the amount outstanding under this line of credit is $50,081 thousands and bears interest at a fixed rate of 3.25% per annum.

During the last quarter of 2017, the Company through its Argentine subsidiary obtained two lines of credit from Citibank N.A. of New York, denominated in Argentine pesos, to be applied to working capital needs. As of March 31, 2018, the amount outstanding under these lines of credit is $35,578 thousands and bears interest at a weighted average rate of 25% per annum.

During the last quarter of 2017, the Company, through its Chilean subsidiary, obtained a line of credit from Banco de Chile denominated in Chilean pesos, to be applied to working capital needs. As of March 31, 2018, the amount outstanding under this line of credit is $16,290 thousands and bears interest at a fixed rate of 4.32% per annum.

As of March 31, 2018, the Company, through its Chilean, Uruguayan and Mexican subsidiaries, obtained unsecured lines of credit for an amount of $14,520 thousands which bears interest at a weighted average rate of 8.9% per annum, and through its Argentine subsidiary obtained unsecured line of credit for an amount of $15,979 thousands which bears interest at a fixed rate of 26.5% per annum.

As of March 31, 2018, the loans payable described above have a maturity date within the next four months.

See Note 9 of these interim condensed consolidated financial statements for details regarding the Company’s 2.25% Convertible Senior Notes due 2019.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

8. Long term retention plan (“LTRP”)

The following table summarizes the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 long term retention plan accrued compensation expense for the three-month periods ended March 31, 2018 and 2017, which are payable in cash according to the decisions made by the Board of Directors:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
LTRP 2009	$-	$42
LTRP 2010	53	327
LTRP 2011	663	489
LTRP 2012	1,125	648
LTRP 2013	1,749	1,296
LTRP 2014	2,084	1,264
LTRP 2015	2,815	1,586
LTRP 2016	3,908	2,240
LTRP 2017	3,340	1,283
Total LTRP	$15,737	$9,175

9. 2.25% Convertible Senior Notes Due 2019

On June 30, 2014, the Company issued $330 million of 2.25% convertible senior notes due 2019 (the “Notes”). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes.

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

During the period from October 1, 2016 through March 31, 2018, 31 Notes were converted for a total amount of $31 thousands. Additionally, during the first quarter of 2018, the conversion threshold was met again and the Notes became convertible at the holders’ option beginning on April 1, 2018 and ending on June 30, 2018. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

From April 1, 2018 to the date of issuance of these interim condensed consolidated financial statements, no additional conversion requests were made.

In connection with the issuance of the Notes, the Company paid $19.7 million, $67.3 million and $45.7 million (including transaction expenses) in June 2014, September 2017 and March 2018, respectively, to enter into capped call transactions with respect to shares of the common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Notes in the event that the market price of the common stock is greater than the strike price of the Capped Call Transactions. The cost of the Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

MercadoLibre, Inc.

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

The total estimated fair value of the Notes was $937.1 million and $829.0 million as of March 31, 2018 and December 31, 2017, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the Notes as of the last day of trading for the period. The Company considered the fair value of the Notes as of March 31, 2018 and December 31, 2017 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $356.4 closing price of the Company’s common stock on March 31, 2018, the if-converted value of the Notes exceeded their principal amount by $603.2 million.

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$329,969	$329,972
Unamortized debt discount (2)	(12,961)	(15,469)
Unamortized transaction costs related to the debt component	(2,110)	(2,509)
Contractual coupon interest accrual	1,856	7,425
Contractual coupon interest payment	—	(7,425)
Net carrying amount	$316,754	$311,994

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of March 31, 2018, the remaining period over which the unamortized debt discount will be amortized is 1.25 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Three-month period ended March 31,
	2018	2017

	(In thousands)	(In thousands)
Contractual coupon interest expense	$1,856	$1,856
Amortization of debt discount	2,508	2,374
Amortization of debt issuance costs	399	363
Total interest expense related to the Notes	$4,763	$4,593

10. Cash Dividend Distribution

In each of March, May, July and October of 2017, the Board of Directors approved a fixed quarterly cash dividend of $6,624 thousands (or $0.150 per share) on the Company’s outstanding shares of common stock. The dividends were paid on April 17, July 14, October 16, 2017 and January 12, 2018 to stockholders of record as of the close of business on March 31, June 30, September 30, and December 31, 2017.

After reviewing the Company's capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that should generate greater return to shareholders through investing capital into the business as compared to a dividend policy. Consequently, the decision has been made to suspend the payment of dividend to shareholders as of the first quarter of 2018.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27 A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of online commerce and Internet usage in Latin America;
•	our ability to expand our operations and adapt to rapidly changing technologies;
•	our ability to attract new customers, retain existing customers and increase revenues;
•	the impact of government and central bank regulations on our business;
•	litigation and legal liability;
•	systems interruptions or failures;
•	our ability to attract and retain qualified personnel;
•	consumer trends;
•	security breaches and illegal uses of our services;
•	competition;
•	reliance on third-party service providers;
•	enforcement of intellectual property rights;
•	seasonal fluctuations; and
•	political, social and economic conditions in Latin America.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control-as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018, as updated by those described in “Item 1A — Risk Factors” in Part II of this report and in other reports we file from time to time with the SEC.

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be a material risk that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

The discussion and analysis of our financial condition and results of operations presents the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2018 and 2017;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
•	a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

Other Information

We routinely post important information for investors on our Investor Relations website, http://investor.mercadolibre.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Chile, Uruguay and Perú. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, we launched MercadoCredito, which is designed to extend loans to specific merchants and consumers. Our MercadoCredito solution allows us to deepen our engagement with our merchants, in Argentina, Brazil and Mexico, and consumers, in Argentina, by offering them additional services.

To further enhance our suite of e-commerce services, we launched the MercadoEnvios shipping program in Brazil, Argentina, Mexico, Colombia and Chile. Through MercadoEnvios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of March 31, 2018, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

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

Furthermore, we developed our MercadoLibre advertising program to enable businesses to promote their products and services on the Internet. Through our advertising program, MercadoLibre’s sellers and large advertisers are able to display product ads on our webpages and our associated vertical sites in the region.

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

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Mexico and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Portugal, Bolivia, Honduras, Nicaragua, El Salvador, Guatemala, Paraguay, Uruguay and the United States of America (through real estate classifieds in the State of Florida only)). Venezuela was one of our geographic segments until we deconsolidated our Venezuelan operations, effective as of December 1, 2017 and first disclosed on our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock or permit competitors with short-term tactics to grow stronger than us.

The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2018 and 2017:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)(**)	2018	2017
Brazil	57.4%	59.2%
Argentina	31.8	26.5
Mexico	5.3	4.2
Venezuela (***)	—	5.3
Other Countries	5.6	4.7

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $112.5 million and $4.3 million for the three-month periods ended March 31, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2018 and 2017:

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Revenues(**):
Brazil	$ 184.2	$ 159.8	$ 24.4	15.3%
Argentina	101.9	71.4	30.5	42.8
Mexico	17.1	11.3	5.7	50.7
Venezuela (***)	—	14.4	(14.4)	(100.0)
Other Countries	17.8	12.8	5.0	39.4
Total Net Revenues	$ 321.0	$ 269.7	$ 51.3	19.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues,  was $112.5 million and $4.3 million for the three-month periods ended March 31, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***) Venezuelan revenues have been deconsolidated since December 1, 2017.  Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Recent Developments

2018 Capped Call Transactions

In March 2018, we paid $45.7 million (including transaction expenses) to enter into privately negotiated capped call transactions with respect to shares of our common stock with several financial institutions. The 2018 Capped Call Transactions are in addition to the 2014 and 2017 Capped Call Transactions and are expected generally to reduce the potential dilution upon conversion of the Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions, initially set at $426.73 per common share. The 2018 Capped Call Transactions are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $467.38 per common share. If any portion of the Notes are converted prior to maturity or we repurchase any portion of the Notes prior to maturity, a corresponding portion of the Capped Call Transactions may be terminated for value at our election.

Description of Line Items

Net revenues

Effective January 1, 2018, we adopted ASC 606 – Revenue from Contracts with Customers related to revenue recognition (“ASC 606”) issued by the Financial Accounting Standards Board (“FASB”) in 2014. ASC 606 provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the full retrospective transition method and recast the prior reporting period presented.

Under the full retrospective method, we retrospectively applied ASC 606 to the three-month period ended March 31, 2017. For the three-month periods ended March 31, 2018 and 2017, we incurred $112,497 thousands and $4,251 thousands, respectively, of subsidized shipping costs that have been incurred and included as a reduction of revenues. The total impact resulting from the change in presentation of shipping subsidies was a decrease in Net revenues and Cost of net revenues of $4,251 thousands in the Interim Condensed Consolidated Statement of Income for the three-month period ended March 31, 2017.

We recognize revenues in each of our four (*****) geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Enhanced Marketplace” which includes our core business and “Non-Marketplace” which includes ad sales, classified fees, payment fees and other ancillary businesses.

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March  31, 2018 and 2017:

	Three-month Periods Ended
	March 31, (*)
Consolidated net revenues by revenue stream (****)	2018	2017
	(in millions)
Enhanced Marketplace	$140.7	$177.9
Non-Marketplace (**) (***)	180.3	91.7
Total	$321.0	$269.7

(*)     The table above may not total due to rounding.

(**)    Includes final value fees and shipping fees. The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $112.5 million and $4.3 million for the three-month periods ended March 31, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***)   Includes, among other things, ad sales, classified fees, payment fees and other ancillary services.

(****)  Includes $144.8 million and $65.2 million of Payment Fees for the three-month periods ended March 31, 2018 and 2017, respectively.

(*****) Revenues from Venezuela have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Revenues from Enhanced Marketplace transactions are mainly generated from final value fees and shipping fees net of the third-party carrier costs.

For Enhanced Marketplace services, final value fees represent a percentage of the sale value that is charged to the seller once an item is successfully sold. Our shipping revenues are generated when a buyer elects to receive an item through our shipping service net of the third-party carrier costs.

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

When more than one service is included in one single arrangement with the same customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective estimated selling prices.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March  31, 2018 and 2017, no single customer accounted for more than 5.0% of our net revenues.

Our MercadoLibre Marketplace is available in 19 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Portugal, Uruguay, Venezuela, Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and MercadoPago is available in 8 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico, Uruguay and Venezuela). Additionally, MercadoEnvios is available in 5 countries (Argentina, Brazil, Mexico, Colombia and Chile). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency was the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 to our unaudited interim condensed consolidated financial statements for Venezuela’ deconsolidation details.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 9.3% of net revenues for the three-month period ended March  31, 2018, as compared to 9.1% for the same period in 2017.

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

There have been no significant changes in our critical accounting policies, management estimates or accounting policies since the year ended December 31, 2017 and disclosed in the Form 10-K, see Item – “Critical Accounting Policies”, other than those discussed in Note 2 of our unaudited interim condensed consolidated financial statements in connection with the adoption of ASC 606 and ASU 2016-16- Income taxes (Topic 740) as of January 1, 2018.

Foreign Currency Translation

All of our foreign consolidated operations use the local currency as their functional currency. Accordingly, these operating foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as part of other comprehensive (loss) income, a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the unaudited interim condensed consolidated statements of income under the caption “Foreign currency (losses) gains”.

Venezuelan deconsolidation

Effective December 1, 2017, we determined that deteriorating conditions in Venezuela had led us to no longer meet the accounting criteria for control over our Venezuelan subsidiaries. Venezuela’s recent selective default determination, restrictive exchange controls and suspension of foreign exchange market in Venezuela, the lack of access to U.S. dollars through official currency exchange mechanisms together with the worsening in Venezuela’s macroeconomic environment resulted in other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar, and restricted our ability to pay dividends and our ability to satisfy other obligations denominated in U.S. dollars. Therefore, in accordance with the applicable accounting standards, as of December 1, 2017, we deconsolidated the financial statements of our subsidiaries in Venezuela and began reporting the results under the cost method of accounting.

Beginning December 1, 2017, we no longer include the results of the Venezuelan subsidiaries in our consolidated financial statements.

Allowances for doubtful accounts, loan receivables and for chargebacks

We are exposed to losses due to uncollectible accounts and credits to sellers. Allowances for these items represent our estimate of future losses based on our historical experience. The allowances for doubtful accounts, loan receivables and for chargebacks are recorded as charges to sales and marketing expenses. Historically, our actual losses have been consistent with our charges. However, future adverse changes to our historical experience for doubtful accounts, loan receivables and chargebacks could have a material impact on our future consolidated statements of income and cash flows.

We believe that the accounting estimate related to allowances for doubtful accounts, loans receivables and for chargebacks is a critical accounting estimate because it requires management to make assumptions about future collections and credit analysis. Our management’s assumptions about future collections require significant judgment.

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

In connection with the issuance of the Notes, we paid $19.7 million, $67.3 million and $45.7 million (including transaction expenses) in June 2014, September 2017 and March 2018, respectively, to enter into capped call transactions with respect to shares of our common stock (the “Capped Call Transactions”), with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions. The cost of the Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

For more detailed information in relation to the Notes and the Capped Call Transactions, see “—Results of operations for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 —Debt” and Note 9 to our unaudited interim condensed consolidated financial statements.

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

We believe that the accounting estimate related to impairment of long-lived assets and goodwill is critical since it is highly susceptible to change from period to period because: (i) it requires management to make assumptions about gross merchandise volume growth, total payment volume, total payment transactions, future interest rates, sales and costs; and (ii) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net income would be material. Management’s assumptions about future sales and future costs require significant judgment.

For additional information, see “Critical Accounting Policies” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As of March 31, 2018, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our unaudited interim condensed consolidated statement of income.

Stock-based compensation

Our board of directors adopted long-term retention plans (“LTRPs”), under which certain eligible employees receive awards. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk —Equity Price Risk” for details on the LTRPs. The variable LTRP awards are calculated based on the fair value of our common stock on the NASDAQ Global Market.

Results of operations for the three-month period ended March 31, 2018 compared to the three-month period ended March  31, 2017

The selected financial data for the three-month periods ended March  31, 2018 and 2017 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month period ended March  31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018 or for any other period.

Statement of income data

	Three-month Periods Ended March 31, (**)
(In millions)	2018 (*)	2017 (*)
	(Unaudited)
Net revenues(***)	$321.0	$269.7
Cost of net revenues	(158.2)	(100.8)
Gross profit	162.8	168.9

Operating expenses:

Product and technology development	(38.4)	(30.3)
Sales and marketing	(110.7)	(46.9)
General and administrative	(43.1)	(28.3)
Total operating expenses	(192.2)	(105.5)
(Loss)/Income from operations	(29.4)	63.3

Other income (expenses):
Interest income and other financial gains	9.2	12.2
Interest expense and other financial charges	(10.7)	(6.5)
Foreign currency gain	5.6	0.7
Net (loss)/income before income tax expense	(25.4)	69.7

Income tax gain/(expense)	12.4	(21.1)
Net (loss)/income	$(12.9)	$48.5

(*) The table above may not total due to rounding.

(**) Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2018 results do not include Venezuelan segment results.

(***) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues,  was $112.5 million and $4.3 million for the three-month periods ended March 31, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Enhanced Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 19.0% in the three-month period ended March 31, 2018 as compared to the same period in 2017. Our successful items sold and total payment volume increased 50.6% and 60.5%, respectively, in the three-month period ended March 31, 2018 as compared to the same period in 2017. Additionally, our number of confirmed registered users was 22.4% higher as of March 31, 2018 as compared to the number of confirmed registered users as of March  31, 2017. Furthermore, our gross merchandise volume (“GMV”) and our successful items shipped increased 34.0% and 92.4%, respectively, in the three-month period ended March  31, 2018 as compared to the same period in 2017. Our growth in net revenues was negatively affected by our implementation of ASC 606. Our shipping subsidies are netted from net revenues when we subsidize the cost of shipping.  The free shipping subsidies incurred in the three-month periods ended March 31, 2018 and 2017 amounted to $112.5 million and $4.3 million, respectively. For the three-month period ended March 31, 2017 our revenues include Venezuelan revenues of $14.4 million. As a result of the deconsolidation, since December 1, 2017, our revenues for the three-month period ended March 31, 2018 exclude the revenues of our Venezuelan subsidiaries.

We believe that our growth in net revenues should continue in the future. However, despite this positive historical trend, the current weak macro-economic environment in certain countries in Latin America, coupled with devaluations of certain local currencies in those countries versus the U.S. dollar, the effects of Venezuelan deconsolidation and high interest rates in those countries, could cause a decline in year-over-year net revenues, particularly as measured in U.S. dollars. Moreover, in the future,  revenues could decline if we continue with our free shipping initiatives and our shipping service grows faster than our marketplace and non-marketplace sales.

Gross profit margins

During the past two years, our business has experienced decreasing gross profit margins, defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins were 50.7% and 62.6% for the three-month periods ended March  31, 2018 and 2017, respectively. The decrease in our gross profit margins resulted primarily from:

(i) Increased costs of providing free shipping in Brazil, Mexico, Argentina, Chile and Colombia of $108.2 million for the three-month period ended March  31, 2018, as compared with the same period in 2017, respectively.

(ii) Higher penetration of our payments and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the three-month period ended March  31, 2018, total volume of payments on our marketplace represented 97.1% of our total GMV (excluding motor vehicles, vessels, aircraft and real estate); as compared to 78.2% for the three-month period ended March  31, 2017. Additionally, for the three-month period ended March 31, 2018, the total number of items shipped through our shipping solution represented 65.6% of our total number of successful items sold, as compared to 51.3% for the three-month period ended March 31, 2017. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins as compared to other services we offer. In addition, our financing and shipping revenues are disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins in terms of revenues. For the three-month period ended March 31, 2018, collection fees and sales taxes increased $22.5 million and $5.4 million, respectively, as compared to the same period in 2017.

(iii) Increased cost of products sold of $9.9 million for the three-month period ended March 31, 2018, as compared with the same period in 2017, related to a higher volumes of mobile points of sales devices sold in Brazil, Argentina and Mexico.

(iv) Increased hosting costs of $6.6 million for the three-month period ended March 31, 2018, as compared with the same period in 2017.

(v) Increased customer support costs of $6.4 million for the three-month period ended March 31, 2018, as compared with the same period in 2017, mainly as a consequence of an increase in salaries and wages. The number of customer support employees was 2,651 as of March 31, 2018 as compared with 1,839 as of March  31, 2017.

In the future, gross profit margins could continue to decline if we continue to offer free shipping and the penetration of our payment solution and our shipping service grows faster than our marketplace sales.

Operating (loss)/income margins

For the three-month period ended March 31, 2018 as compared to the same period in 2017, our operating (loss)/income margin decreased from a positive margin of 23.5% to a negative margin of 9.2%, mainly as a consequence of increases in costs of net revenues (driven mainly by collection fees), as described under “Gross profit margins” above, and increases in sales and marketing expenses (driven mainly by online and offline marketing expenses, buyer protection program expenses, bad debt expenses, salaries and chargebacks from credit cards).

We anticipate that as we continue to invest in product development, sales, marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it is increasingly difficult to sustain growth in operating margins.

Other Data

	Three-month Periods Ended March 31,
(in millions)	2018	2017 (11)

Number of confirmed registered users at end of period (1)	223.1	182.2
Number of confirmed new registered users during period (2)	11.2	8.1
Gross merchandise volume (3)	$3,126.4	$2,334.0
Number of successful items sold (4)	80.1	53.2
Number of successful items shipped (5)	52.5	27.3
Total payment volume (6)	$4,175.3	$2,601.0
Total volume of payments on marketplace (7)	$3,036.9	$1,825.8
Total payment transactions (8)	74.3	44.1
Unique buyers (9)	17.0	13.3
Unique sellers (10)	5.0	4.1
Capital expenditures	$23.0	$12.8
Depreciation and amortization	$11.1	$9.0

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period.
(10)	New or existing users with at least one sale made in the period.
(11)	Data for 2017 includes Venezuelan metrics. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional details.

Net revenues

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues (**)	$ 321.0	$ 269.7	$ 51.3	19.0%
As a percentage of net revenues (*)	100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $112.5 million and $ 4.3 million for the three-month periods ended March 31, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Our net revenues grew 19.0% in the three-month period ended March 31, 2018 as compared to the same period in 2017. The increase in Net Revenues was primarily attributable to increases in the enhanced marketplace transactions volume explained by:

a)	a 34.0% increase in gross merchandise volume (“GMV”),

b)	a 50.6% increase in successful items sold; and

c)	a 92.4% increase in successful items shipped.

The enhanced marketplace revenues increase was partially offset by higher shipping subsidies. For the three-month periods ended March 31, 2018 and 2017, the amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $112.5 million and $4.3 million, respectively.

In addition, the increase in our net revenues was attributable to a 96.5% increase in our non-marketplace revenues from $91.7 million in the first quarter of 2017 to $180.3 million in the first quarter of 2018, mainly generated by a 60.5% increase in our total payment volume.

Finally, the increase in our net revenues was negatively impacted by the Venezuelan deconsolidation in the fourth quarter of 2017. For the three-month period ended March 31, 2017 our revenues include Venezuelan revenues of $14.4 million. As a result of the deconsolidation, as of December 1, 2017 our revenues exclude the revenues of our Venezuelan subsidiaries.

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (***)
Consolidated Net Revenues by revenue stream	2018	2017	in Dollars	in %
	(in millions, except percentages)
Brazil
Enhanced Marketplace	$ 71.4	$ 108.3	$ (36.9)	-34.1%
Non-Marketplace	112.7	51.4	61.3	119.1%
	184.2	159.8	24.4	15.3%
Argentina
Enhanced Marketplace	$ 52.1	$ 44.3	$ 7.8	17.5%
Non-Marketplace	49.8	27.1	22.8	84.2%
	101.9	71.4	30.5	42.8%
Mexico
Enhanced Marketplace	$ 10.0	$ 6.7	$ 3.3	49.9%
Non-Marketplace	7.0	4.6	2.4	51.8%
	17.1	11.3	5.7	50.7%
Venezuela (****)
Enhanced Marketplace	$ —	$ 13.2	$ (13.2)	-100.0%
Non-Marketplace	—	1.2	(1.2)	-100.0%
	—	14.4	(14.4)	-100.0%
Other countries
Enhanced Marketplace	$ 7.1	$ 5.4	$ 1.7	32.4%
Non-Marketplace	10.7	7.4	3.3	44.5%
	17.8	12.8	5.0	39.4%

Enhanced Marketplace (*)	140.7	177.9	(37.2)	-20.9%
Non-Marketplace (**)	180.3	91.7	88.5	96.5%
Total	$ 321.0	$ 269.7	$ 51.3	19.0%

(*) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $112.5 million and 44.3 million for the three-month periods ended March 31, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(**) Includes, among other things, payment fees, ad sales, classified fees, and other ancillary services.

(***) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(****) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Net revenues for the three-month period ended March 31, 2018 increased in all of our geographic segments, except from Venezuela due to deconsolidation.

Brazil

Enhanced Marketplace revenues in Brazil decreased 34.1% in the three-month period ended March 31, 2018 as compared to the same period in 2017. The decrease was primarily a consequence of $92.1 million in shipping subsidies related to our free shipping initiative launched in the second quarter of 2017,  which is presented netted from revenues in accordance with ASC 606, and a 3.1% average devaluation of the local currency. This decrease was partially offset by a 71.1% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 119.1%, a $61.3 million increase, during the same period, mainly driven by: i) a 66.0 % increase in the volume of payments transactions; and ii) a 131.7 % increase in ad sales volume.

Argentina

Enhanced Marketplace revenues in Argentina increased 17.5% in the three-month period ended March 31, 2018 as compared to the same period in 2017. The increase was primarily a consequence of a 52.8% increase in local currency gross merchandise volume, partially offset by $4.1 million in shipping subsidies related to our free shipping initiative launched in the first quarter of 2018, which is presented netted from revenues in accordance with ASC 606 and a 20.4% average devaluation of the local currency. Non-Marketplace revenues grew 84.2% in the three-month period ended March 31, 2018, a $22.8 million increase, mainly driven by: i) a 36.8% increase in the volume of payments transactions; and ii) a 71.8% increase in ad sales volume.

Mexico

Enhanced Marketplace revenues in Mexico increased by approximately 49.9% in the three-month period ended March 31, 2018, as compared to the same period in 2017, mainly due to a 76.6% increase in local currency gross merchandise volume and a 8.5% average appreciation of local currency, partially offset by an increase of $8.1 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues in accordance with ASC 606. Non-Marketplace revenues increased 51.8% in the three-month period ended March 31, 2018, a  $2.4 million increase, mainly driven by increases in the volume of payments transactions and shipped items.

Venezuela

Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2018
Net revenues (**)	$ 321.0	n/a	n/a	n/a
Percent change from prior quarter	-10%
2017
Net revenues (**)(***)	$ 269.7	$ 283.9	$ 304.9	$ 358.1
Percent change from prior quarter	5%	5%	7%	17%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $112.5 million and $4.3 million for the three-month periods ended March 31, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***)  Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail. For the three-month period ended March 31, 2017 our revenues include Venezuelan revenues of $14.4 million.

The following table sets forth the growth in net revenues in local currencies for the three-month period ended March 31, 2018 as compared to the same period in 2017:

Changes from 2017 to 2018 (*)
(% of revenue growth in Local Currency) (**)	Three-month period
Brazil	18.9%
Argentina	79.6%
Mexico	39.1%
Other Countries	34.4%
Total Consolidated	30.1%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2017 and applying them to the corresponding months in 2018, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $112.5 million and $4.3 million for the three-month periods ended March 31, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

In Argentina, the increase in our net revenues is due to an increase of our Argentine transactions volume, and increases in our MercadoPago transactions partially offset by higher shipping subsidies related to our free shipping initiative.

In Mexico, the increase in local currency growth is a consequence of an increase of our Mexican Marketplace transactions volumes,  and increases in our MercadoPago transactions and shipped items volumes partially offset by higher shipping subsidies related to our free shipping initiative.

In Brazil, the increase in local currency growth is mainly a consequence of an increase of our Brazilian Marketplace transactions volume and increases in our MercadoPago transactions and our shipped items volume partially offset by higher shipping subsidies related to our free shipping initiative.

Cost of net revenues

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$ 158.2	$ 100.8	$ 57.4	56.9%
As a percentage of net revenues (*)	49.3%	37.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2018 as compared to the same period of 2017, the increase of $57.4 million in cost of net revenues was primarily attributable to: i) an increase in collection fees of $22.5 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of MercadoPago in those countries and higher off-platform transactions; ii) an increase in cost of product sold of $9.9 million as a consequence of higher volumes of mobile points of sales devices sold in Brazil and Argentina; iii)  an increase in hosting expenses of $6.6 million; iv) a $6.4 million increase in customer support costs mainly as a consequence of salaries and wages and; v) an increase in sales taxes of $5.4 million, mainly related to the growth of our Argentine and Brazilian operations.

Product and technology development expenses

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$ 38.4	$ 30.3	$ 8.1	26.8%
As a percentage of net revenues (*)	12.0%	11.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2018, the increase in product and technology development expenses as compared to the same period in 2017 amounted to $8.1 million. This increase was primarily attributable to: i) an increase of $4.9 million in salaries and wages; ii) an increase in other product and technology development expenses of $1.5 million; and iii) an increase in depreciation and amortization expenses of $1.3 million.

We believe product development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$ 110.7	$ 46.9	$ 63.8	135.8%
As a percentage of net revenues (*)	34.5%	17.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2018, the $63.8 million increase in sales and marketing expenses as compared to the same period in 2017 was primarily attributable to: i) an increase of $30.3 million in on-line and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $17.6 million increase in our buyer protection program expenses; iii) a $5.7 million increase in our bad debt expenses, mainly related to our credit business; iv) a $4.7 million increase in salaries and wages; and v) a $4.6 million increase in chargebacks from credit cards due to the increase in our MercadoPago volume.

General and administrative expenses

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
General and administrative	$ 43.1	$ 28.3	$ 14.7	52.1%
As a percentage of net revenues (*)	13.4%	10.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period March 31,  2018, the $14.7 million increase in general and administrative expenses as compared to the same period in 2017 was primarily attributable to: i) a $10.2 million increase in salaries and wages; ii) a $2.2 million increase in tax, audit and legal fees; iii) a $0.8 million increase in temporary services hired, mainly associated to temporary administrative employees; and iv) a $0.7 increase in depreciation and amortization.

Other income, net

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Other income, net	$ 4.1	$ 6.3	$ (2.3)	-36.0%
As a percentage of net revenues (*)	1.3%	2.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March  31, 2018,  the $2.3 million decrease in other income, net as compared to the same period in 2017 was primarily attributable to:  i) an increase of $4.3 million in financial expenses, mainly attributable to financial interest related to financial loans in Argentina, Uruguay and Chile; and ii) a $3.0 million decrease in interest income from our financial investments as a result of lower interest rates in Brazil as well as a lower float in Brazil and Argentina. This decrease was partially offset by an increase in foreign exchange gain of $4.9 million, from $0.7 million in 2017 to $5.6 million in 2018.  The 2018 foreign exchange gain was mainly as a consequence of: i) a $3.1 million and a $0.9 million gain arising from the devaluation of the Argentine Peso and the Brazilian Reais over our U.S. Dollar net asset position in Argentina and Brazil, respectively and; ii) a $1.7 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position in Mexico.

Income tax

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Income tax	$ (12.4)	$ 21.1	$ (33.6)	-158.8%
As a percentage of net revenues (*)	-3.9%	7.8%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the three-month period ended March 31, 2018 as compared to the same period in 2017, income tax expense decreased by $33.6 million mainly as a consequence of higher pre-tax losses recorded in Mexico (mainly attributable to an increase in our operating costs) and pre-tax losses in Brazil compared to the pre-tax tax gains recorded in Brazil during 2017 (as a result mainly of an increase in our operating costs discussed above); partially offset by a higher income tax expense in our Argentine subsidiaries during the first quarter of 2018, as compared to the same period in 2017, due to a higher pre-tax gain in 2018.

On December 27, 2017, the Argentine Senate approved a comprehensive income tax reform effective since January 1, 2018. The Argentine tax reform, among other things, reduces the prior 35 percent income tax rate to 30 percent for 2018 and 2019, and to 25 percent for 2020 and thereafter. The new regulation imposes a withholding income tax on dividends paid by Argentine entities of 7 percent for 2018 and 2019, increasing to 13 percent from 2020 forward. The reform also repeals the prior “equalization tax” (the 35 percent withholding applicable to dividends distributed in excess of the accumulated taxable income) for income accrued from 1 January 2018 forward.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also established new tax laws that came into effect on January 1, 2018, including, but not limited to: (a) elimination of the corporate alternative minimum tax (AMT); (b) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (c) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (d) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset income tax liability (subject to some limitations); (e) a new limitation on deductible interest expense; (f) the repeal of the domestic production activity deduction; (g) limitations on the deductibility of certain executive compensation; (h) limitations on the use of FTCs to reduce the U.S. income tax liability; and (i) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income.

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The company was able to make a reasonable estimate of the Transition Tax and determine that no tax duty related to the Transition Tax is expected to be due because the estimated tax is expected to be offset with available foreign tax credits as of December 31, 2017. Accordingly, no adjustments have been made to income tax expense. The Transition Tax calculation will not be finalized until the Mercadolibre Inc. Federal Income Tax return is filed.

We assessed whether our valuation allowance analysis is affected by various aspects of the Tax Act (including the deemed repatriation of deferred foreign income, GILTI inclusions and new categories of FTCs). As a consequence of such analysis we recorded an increase in valuation allowance of $12.1 million and $12.1 million to fully reserve the outstanding foreign tax credits as of December 31, 2017 and March 31, 2018.

The Tax Act created a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expenses taken into account in the determination of net CFC-tested income.

Under U.S. GAAP, we were allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We selected the period cost method. Accordingly, we are not required to record any impact in connection with the potential GILTI tax as of March 31, 2018 and December 31, 2017.

Our management considers the earnings of our foreign subsidiaries to be indefinitely reinvested, other than certain earnings the distributions of which do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a deferred tax liability.

Our blended tax rate is defined as income tax gain/(expense) as a percentage of (loss)/income before income tax. Our effective income tax rate is defined as the provision for income taxes as a percentage of (loss)/income before income tax. The effective income tax rate excludes the effects of the deferred income tax, and complementary income tax.

The following table summarizes our blended and effective tax rates for the three-month periods ended March 31, 2018 and 2017:

	Three-month Periods Ended
	March 31,
	2018	2017
Blended tax rate	49.1%	30.4%
Effective tax rate	-71.6%	34.4%

Our blended tax rate for the three-month period ended March 31, 2018 increased as compared to the same period in 2017 mainly due to the effect of the compensation between pre-tax losses – at a higher tax rate - and gains which generated a reduction of our interim consolidated pre-tax result and a higher blended tax rate also due to the combination of different tax rates. Such compensation effect did not take place in the three-month period ended March 31, 2017.

Our effective tax rate for the three-month periods ended March  31, 2018 decreased as compared to the same period in 2017 mainly due to an increase in our pre-tax losses in our Brazilian and Mexican subsidiaries, which increased our consolidated pre-tax losses without any corresponding recognition of provision for income taxes.

The following table sets forth our effective income tax rate on a segment basis for the three-month periods ended March  31, 2018 and 2017:

	Three-month Periods Ended
	March 31,
	2018	2017
Effective tax rate by country
Argentina	30.5%	24.0%
Brazil	-19.0%	32.8%
Venezuela (*)	-	37.8%
Mexico	-0.9%	-26.9%

(*) Venezuelan results have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The increase in the effective income tax rate in our Argentine subsidiaries during the three-month period ended March 31, 2018 as compared to the same period in 2017 was mainly related to higher temporary differences in the current period.

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 a regulatory decree was issued that established new requirements to benefit from the new software development law. The decree establishes requirements to comply with annual incremental ratios related to exports of services and research and development expenses that must be achieved to remain within the tax holiday. Our Argentine subsidiary has to achieve certain required ratios annually under the software development law in order to be eligible for the benefits mentioned below.

On September 17, 2015, the Argentine Industry Secretary issued Resolution 1041/2015 approving the application for eligibility under the new software development law for the our Argentine subsidiary, Mercadolibre S.R.L. As a result, our Argentine subsidiary has been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained is a 60% relief of total income tax related to software development activities and a 70% relief of payroll taxes related to software development activities.

The benefits to the Company under the software development law will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $7.3 million and $5.1 million during the three-month periods ended March 31, 2018 and 2017, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.17 and $0.12 for the three-month periods ended March 31, 2018 and 2017, respectively. Furthermore, the Company recorded a labor cost benefit of $2.0 million and $2.0 million during the three-month periods ended March 31, 2018 and 2017, respectively. Additionally, $0.7 million and $0.5 million were accrued to pay software development law audit fees during the first quarter of 2018 and 2017, respectively.

The decrease in our Brazilian effective income tax rate, which was negative for the three-month periods  ended March 31, 2018 as compared to the same period in 2017 was mainly related to the pre-tax loss recorded during 2018 (as a result of a decrease in net revenues because of the increase in our shipping subsidies described above) without any corresponding impact in our provision for income taxes.

The decrease in our Mexican negative effective income tax rate for the three-month periods ended March 31, 2018 as compared with the same period in 2017 is due to the higher pre-tax losses recorded during 2018 (as a result of a decrease in net revenues because of the increase in our shipping subsidies described above) without any corresponding impact in our provision for income taxes.

We do not expect the domestic effective income tax rate related to dividend distributions from foreign subsidiaries to have a significant impact on our company since our strategy is to reinvest our cash surplus in our international operations, and to distribute dividends when they can be offset with available tax credits.

Segment information

(In millions, except for percentages)	Three-month Period Ended March 31, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela (**)	Other Countries	Total
Net revenues	$ 184.2	$ 101.9	$ 17.1	$ —	$ 17.8	$ 321.0
Direct costs	(177.0)	(57.3)	(26.3)	—	(17.3)	(277.9)
Direct contribution	7.2	44.6	(9.3)	—	0.5	43.1
Margin	3.9%	43.8%	-54.3%	—	3.1%	13.4%

	Three-month Period Ended March 31, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 159.8	$ 71.4	$ 11.3	$ 14.4	$ 12.8	$ 269.7
Direct costs	(87.0)	(45.1)	(12.6)	(6.6)	(9.7)	(161.0)
Direct contribution	72.7	26.3	(1.3)	7.8	3.1	108.7
Margin	45.5%	36.9%	-11.5%	54.5%	24.1%	40.3%

	Change from the Three-month Period Ended March 31, 2017 to March 31, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 24.4	$ 30.5	$ 5.7	$ (14.4)	$ 5.0	$ 51.3
in %	15.3%	42.8%	50.7%	-100.0%	39.4%	19.0%
Direct costs
in Dollars	$ (89.9)	$ (12.2)	$ (13.7)	$ 6.6	$ (7.6)	$ (116.9)
in %	103.3%	27.1%	108.4%	-100.0%	78.1%	72.6%
Direct contribution
in Dollars	$ (65.6)	$ 18.3	$ (8.0)	$ (7.8)	$ (2.5)	$ (65.6)
in %	-90.1%	69.6%	609.3%	-100.0%	-82.3%	-60.3%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) Venezuelan results have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Net revenues

Net revenues for the three-month period ended March  31, 2018 as compared to the same period in 2017, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs

Brazil

For the three-month period ended March 31, 2018 as compared to the same period in 2017, direct costs increased by 103.3%, mainly driven by:  i)  a 202.9% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our MercadoPago volume and salaries and wages; ii) a 79.3% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher transactions volume of our MercadoPago business, cost of products sold as a consequence of higher volumes of mobile points of sales devices, sales tax and salaries and wages related to customer service;  iii) a 53.2% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses; and iv) a 26.0% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, tax, legal and other fees and depreciation and amortization expenses.

Argentina

For the three-month period ended March 31, 2018 as compared to the same period in 2017, direct costs increased by 27.1%, mainly driven by: i) a 128.2% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, tax, legal and other fees and other general and administrative expenses; ii) a 92.2% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses and chargebacks from credit cards due to the increase in our MercadoPago volume; iii) a 18.7% increase in product and technology development expenses, mainly due to an increase in salaries and wages and depreciation and amortization expenses and; iv)  a 10.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher operation volume of MercadoPago business, cost of products sold as a consequence of higher volumes of mobile points of sales devices and sales taxes.

Mexico

For the three-month period ended March 31, 2018 as compared to the same period in 2017, direct costs increased by 108.4%, mainly driven by: i) a 119.8% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our MercadoPago volume and salaries and wages;  ii) a 104.1% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration and customer support costs; iii) a 65.8% increase in general and administrative expenses and; iv) a 61.3% increase in product and technology development expenses, mainly attributable to depreciation and amortization.

Venezuela

Venezuelan operations have been deconsolidated since December 1, 2017. Please refer to Note 2 of our interim condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations in Brazil. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interest payments on our Notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. On June 30, 2014, we issued $330 million principal balance of Notes for net proceeds to us of approximately $321.7 million. We have funded MercadoPago mainly by discounting credit card receivables and through cash advances derived from our business.

As of March  31, 2018, our main source of liquidity, amounting to $509.9 million of cash and cash equivalents and short-term investments and $33.4 million of long-term investments, was provided by cash generated from operations, proceeds from loans and from the issuance of the Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

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

As of March 31, 2018, cash and investments of our non-U.S. subsidiaries amounted to 90.6% of our consolidated cash and investments, or $492.4 million, and our non-U.S. dollar-denominated cash and investments amounted to approximately 74.8% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil and Argentina.

In the event we change the way we manage our business, our working capital needs could be funded, as it was in the past, through a combination of the sale of credit card coupons to financial institutions and cash advances from our business.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March  31, 2018 and 2017:

	Three-month Periods Ended
	March 31, (*)
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$ (37.0)	$ 104.8
Investing activities	(24.1)	(39.1)
Financing activities	24.0	(5.2)
Effect of exchange rates on cash and cash equivalents	(0.8)	6.8
Net (decrease)/increase in cash and cash equivalents	$ (37.8)	$ 67.2

  (*) The table above may not total due to rounding.

Net cash (used in) provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Operating activities	$ (37.0)	$ 104.8	$ (141.8)	-135.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $141.8 million decrease in net cash (used in) provided by operating activities during the three-month period ended March 31, 2018, as compared to the same period in 2017, was primarily driven by a $61.4 million decrease in our net income, a  $49.5 million decrease in credit card receivables, a $16.5 million decrease in prepaid expenses and an $8.5 decrease in other assets.

Net cash used in investing activities

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in):
Investing activities	$ (24.1)	$ (39.1)	$ 15.0	38.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the three-month period ended March 31, 2018 resulted mainly from purchases of investments of $632.7 million, which was offset by proceeds from the sale and maturity of investments of $683.9 million, as part of our financial strategy. We used $52.2 million in principal of loans receivable granted to merchants and consumers under our MercadoCredito solution, $19.5 million in the purchase of property plant and equipment (mainly in information technology in Argentina, Brazil and the United States), $3.4  million in advances for property and $0.1 million in purchase of intangible assets.

Net cash provided by (used in) financing activities

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Financing activities	$ 24.0	$ (5.2)	$ 29.2	561.2%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2018, we generated $80.9 million proceeds from the issuance of loans. This increase in cash from financing activities was partially offset by the cash used to fund $45.7 million for the 2018 Capped Call Transactions, $6.6 million in cash dividends, and $4.6 million for the payments on loans payable

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third-party debt financing, or by raising equity capital, as market conditions allow.

Debt

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019. The Notes are unsecured, unsubordinated obligations of our Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The Notes may be converted, under the conditions specified below, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes.

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

As of March 31, 2018, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on April 1, 2018 and ending on June 30, 2018. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the amount due upon conversion of the Notes.

From April 1 to the date of issuance of this form, no additional conversion request were made.

The total estimated fair value of the Notes was $937.1 million and $829.0 million as of March 31, 2018 and December 31, 2017, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. Based on the $356.4 closing price of the Company’s common stock on March 31, 2018, the if-converted value of the Notes exceeded their principal amount by approximately $603.2 million.

Capped Call Transactions

The net proceeds from the Notes were approximately $321.7 million after considering the transaction costs in an amount of $8.3 million. In connection with the issuance of the Notes, we paid approximately $19.7 million in June 2014 to enter into privately negotiated capped call transactions with respect to our common stock with certain financial institutions (the “2014 Capped Call Transactions”). In September 2017 and March 2018, we paid $67.3 million and $45.7 million (including transaction expenses), respectively, to enter into additional privately negotiated capped call transactions with certain financial institutions (the “2017 Capped Call Transactions” and the “2018 Capped Call Transactions,” respectively, and together with the 2014 Capped Call Transactions, the “Capped Call Transactions”). The 2017 and 2018 Capped Call Transactions are in addition to the 2014 Capped Call Transactions and have a higher strike price and cap price. The 2014 Capped Call Transactions have a cap price of approximately $155.78 per common share, the 2017 Capped Call Transactions have a cap price of approximately $366.06 per common share and the 2018 Capped Call Transactions have a cap price of approximately $467.38 per common share. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Notes in the event that the market price of our common stock is greater than the strike price of the Capped Call Transactions. The strike price of the 2014 Capped Call Transactions was initially set at $126.02 per common share, which corresponds to the initial conversion price of the Notes. The strike price of the 2017 Capped Call Transactions was initially set at $295.67 per common share. The strike price of the 2018 Capped Call Transactions was initially set at $426.73 per common share. The Capped Call Transactions are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The Capped Call Transactions allow us to receive shares of our common stock and/or cash related to the excess conversion value that we would pay to the holders of the Notes upon conversion, up to the applicable cap price.

Cash Dividends

In each of March, May, July and October of 2017, the Board of Directors approved a fixed quarterly cash dividend of $6,624 thousands (or $0.150 per share) on the Company’s outstanding shares of common stock. The dividends were paid on April 17, July 14, October 16, 2017 and January 12, 2018 to stockholders of record as of the close of business on March 31, June 30, September 30 and December 31, 2017.

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

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment and intangible assets) for the three-month periods ended March  31, 2018 and 2017 amounted to $23.0 million and $12.8 million, respectively.

During the three-month period ended March  31, 2018, we invested $9.9 million in information technology in Brazil and Argentina, and $3.9 million in our Argentine and Uruguayan offices.

We are continually increasing our level of investment in hardware and software licenses necessary to improve and update the technology of our platform and cost of computer software developed internally. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

As of March 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2017 and applying them to the corresponding months in 2018, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, this measures does not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month periods ended March  31, 2018:

	Three-month Periods Ended March 31, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 321.0	$ 269.7	19.0%	$ 350.8	$ 269.7	30.1%
Cost of net revenues	(158.2)	(100.8)	56.9%	(170.2)	(100.8)	68.8%
Gross profit	162.8	168.9	-3.6%	180.6	168.9	6.9%

Operating expenses	(192.2)	(105.5)	82.1%	(212.7)	(105.5)	101.5%
Loss / Income from operations	(29.4)	63.3	-146.5%	(32.2)	63.3	-150.8%

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

Foreign currencies

As of March  31, 2018, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency. For the first quarter of 2017 our Venezuelan subsidiaries used the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of March  31, 2018, the total cash and cash equivalents denominated in foreign currencies totaled $246.7 million, short-term investments denominated in foreign currencies totaled $154.1 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $682.2 million. As of March  31, 2018, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of March  31, 2018, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $109.0 million and our U.S. dollar-denominated long-term investments totaled $33.4 million.

For the three-month period ended March  31, 2018, we had a consolidated gain on foreign currency of $5.6 million primarily as a result of: i) a $3.1 million and a $0.9 million gain arising from the devaluation of the Argentine Peso and the Brazilian Reais over our U.S. Dollar net asset position in Argentina and Brazil, respectively and; ii) a $1.7 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position in Mexico.

If the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses and net income while the re-measurement of our net asset position in U.S. dollars will have a negative impact in our Statement of Income. Similarly, our net revenues, operating expenses and net income will decrease if the U.S. dollar strengthens against foreign currencies, while the re-measurement of our net asset position in U.S. dollars will have a positive impact in our Statement of Income.

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March  31, 2018 and 2017:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2018	2017
Brazil	57.4%	59.2%
Argentina	31.8	26.5
Mexico	5.3	4.2
Venezuela (**)	—	5.3
Other Countries	5.6	4.7

 (*) Percentages have been calculated using whole-dollar amounts.

(**) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the three-month period ended March  31, 2018:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 356.6	$ 321.0	$ 291.8
Expenses	(389.3)	(350.4)	(318.6)
Income from operations	(32.7)	(29.4)	(26.7)

Other expenses and income tax related to P&L items	12.5	10.9	9.6

Foreign Currency impact related to the remeasurement of our Net Asset position	6.2	5.6	5.1
Net income	(14.0)	(12.9)	(12.1)

Total Shareholders' Equity	$ 311.2	$ 252.9	$ 208.3

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar

(*)  The table above may not total due to rounding.

The table above shows an increase in our net loss when the U.S. dollar weakens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the increase in our net revenues, operating expenses and other expenses, net and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net loss when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the decrease in our net revenues, operating expenses and other expenses, net and income tax lines related to the translation effect.

During the three-month period ended March  31, 2018, we did not enter into any such hedging transaction.

Argentine Segment

As of March  31, 2018, the Argentine Peso exchange rate against the U.S. dollar was 20.1.

Had a hypothetical devaluation of 10% of the Argentine peso against the U.S. dollar occurred on March  31, 2018, the reported net assets in our Argentine subsidiaries would have decreased by approximately $32.2 million with a related impact on Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $9.5 million in our Argentine subsidiaries.

Brazilian Segment

As of March 31, 2018, the Brazilian Reais exchange rate against the U.S. dollar was 3.3.

Had a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar occurred on March 31, 2018, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $8.5 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $10.0 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of March  31, 2018, MercadoPago’s receivables totaled $530.2 million. Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of March 31, 2018, loans granted under our MercadoCredito solution totaled $122.3 million.  Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March  31, 2018, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.8%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of March 31, 2018 could decrease (increase) by approximately $0.7 million.

As of March  31, 2018, our short-term investments amounted to $159.4 million and our long-term investments amounted to $33.4 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

Our board of directors, upon the recommendation of the compensation committee, approved the 2013, 2014, 2015, 2016 and 2017 Long Term Retention Plan (the “2013, 2014, 2015, 2016 and 2017 LTRPs”), respectively.

In order to receive an award under the 2013, 2014, 2015, 2016 and/or 2017 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013, 2014, 2015, 2016 and/or 2017 LTRP award, payable as follows:

•

the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2013, 2014, 2015, 2016 and/or 2017 LTRP bonus once a year for a period of six years starting in March 2014, 2015, 2016, 2017 and/or 2018 respectively (the “2013, 2014, 2015, 2016 or 2017 Annual Fixed Payment”, respectively); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2013, 2014,  2015, 2016 or 2017 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2013, 2014, 2015, 2016 and/or 2017 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 (with respect to the 2013 LTRP), 2013 (with respect to the 2014 LTRP), 2014 (with respect to the 2015 LTRP), 2015 (with respect to the 2016 LTRP) and 2016 (with respect to the 2017 LTRP) Stock Price, defined as $79.57, $118.48,  $127.29, $111.02 and $164.17 for the 2013, 2014, 2015, 2016 and 2017 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012, 2013, 2014,  2015, 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

At March 31, 2018, the total contractual obligation fair value of our 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 LTRP Variable Award Payment obligation amounted to $92.1 million. As of March 31, 2018, the accrued liability related to the 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 Variable Award Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $56.9 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 LTRP Variable Award Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of March 31, 2018
		MercadoLibre, Inc	2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017
		Equity Price	LTRP Variable Award contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		512.84	128,970
30%		476.21	119,758
20%		439.58	110,546
10%		402.95	101,334
Static	(*)	366.32	92,121
-10%		329.68	82,909
-20%		293.05	73,697
-30%		256.42	64,485
-40%		219.79	55,273

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 7 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of March 31, 2018, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

MERCADOLIBRE, INC.
Registrant

Date: May 10, 2018.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer