Form 10-Q/A
period 2018-03-31
MERCADOLIBRE INC
filed 2018-05-14
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On May 10, 2018, MercadoLibre, Inc. filed a Quarterly Report on Form 10-Q (the “Report”) with the Securities and Exchange Commission to report the Company’s financial results for the first quarter ended on March 31, 2018. This Amendment No. 1 to the Report amends and restates Item 2 of Part I, “Management's Discussion and Analysis of Financial Condition and Results of Operations” to correct the overstated number of total volume of payments on our marketplace as of March 31, 2018 and the related disclosure regarding the percentage of this metric represented in our gross merchandise volume in the section entitled “Principal trends in results of operations.” The remainder of the Report remains unchanged.

Except as described above, no changes have been made to the Report. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report, and any filings made with the SEC subsequent to the filing of the Report.

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

Statement of income data

	Three-month Periods Ended March 31, (**)
(In millions)	2018 (*)	2017 (*)
	(Unaudited)
Net revenues(***)	$ 321.0	$ 269.7
Cost of net revenues	(158.2)	(100.8)
Gross profit	162.8	168.9

Operating expenses:

Product and technology development	(38.4)	(30.3)
Sales and marketing	(110.7)	(46.9)
General and administrative	(43.1)	(28.3)
Total operating expenses	(192.2)	(105.5)
(Loss)/Income from operations	(29.4)	63.3

Other income (expenses):
Interest income and other financial gains	9.2	12.2
Interest expense and other financial charges	(10.7)	(6.5)
Foreign currency gain	5.6	0.7
Net (loss)/income before income tax expense	(25.4)	69.7

Income tax gain/(expense)	12.4	(21.1)
Net (loss)/income	$ (12.9)	$ 48.5

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

(ii) Higher penetration of our payments and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the three-month period ended March 31, 2018, total volume of payments on our marketplace represented 89.9% of our total GMV (excluding motor vehicles, vessels, aircraft and real estate); as compared to 78.2% for the three-month period ended March 31, 2017. Additionally, for the three-month period ended March 31, 2018, the total number of items shipped through our shipping solution represented 65.6% of our total number of successful items sold, as compared to 51.3% for the three-month period ended March 31, 2017. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins as compared to other services we offer. In addition, our financing and shipping revenues are disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins in terms of revenues. For the three-month period ended March 31, 2018, collection fees and sales taxes increased $22.5 million and $5.4 million, respectively, as compared to the same period in 2017.

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

Other Data

	Three-month Periods Ended March 31,
(in millions)	2018	2017 (11)

Number of confirmed registered users at end of period (1)	223.1	182.2
Number of confirmed new registered users during period (2)	11.2	8.1
Gross merchandise volume (3)	$3,126.4	$2,334.0
Number of successful items sold (4)	80.1	53.2
Number of successful items shipped (5)	52.5	27.3
Total payment volume (6)	$4,175.3	$2,601.0
Total volume of payments on marketplace (7)	$2,809.5	$1,825.8
Total payment transactions (8)	74.3	44.1
Unique buyers (9)	17.0	13.3
Unique sellers (10)	5.0	4.1
Capital expenditures	$23.0	$12.8
Depreciation and amortization	$11.1	$9.0

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft and real estate.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period.
(10)	New or existing users with at least one sale made in the period.
(11)	Data for 2017 includes Venezuelan metrics. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional details.

Net revenues

	Three-month Periods Ended		Change from 2017
	March 31,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues (**)	$ 321.0	$ 269.7	$ 51.3	19.0%
As a percentage of net revenues (*)	100.0%	100.0%

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

			Change from 2017
	Three-month Periods Ended March 31,		to 2018 (***)
Consolidated Net Revenues by revenue stream	2018	2017	in Dollars	in %
	(in millions, except percentages)
Brazil
Enhanced Marketplace	$ 71.4	$ 108.3	$ (36.9)	-34.1%
Non-Marketplace	112.7	51.4	61.3	119.1%
	184.2	159.8	24.4	15.3%
Argentina
Enhanced Marketplace	$ 52.1	$ 44.3	$ 7.8	17.5%
Non-Marketplace	49.8	27.1	22.8	84.2%
	101.9	71.4	30.5	42.8%
Mexico
Enhanced Marketplace	$ 10.0	$ 6.7	$ 3.3	49.9%
Non-Marketplace	7.0	4.6	2.4	51.8%
	17.1	11.3	5.7	50.7%
Venezuela (****)
Enhanced Marketplace	$ —	$ 13.2	$ (13.2)	-100.0%
Non-Marketplace	—	1.2	(1.2)	-100.0%
	—	14.4	(14.4)	-100.0%
Other countries
Enhanced Marketplace	$ 7.1	$ 5.4	$ 1.7	32.4%
Non-Marketplace	10.7	7.4	3.3	44.5%
	17.8	12.8	5.0	39.4%

Enhanced Marketplace (*)	140.7	177.9	(37.2)	-20.9%
Non-Marketplace (**)	180.3	91.7	88.5	96.5%
Total	$ 321.0	$ 269.7	$ 51.3	19.0%

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

Net cash (used in) provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Periods Ended
	March 31,		Change from 2017 to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Operating activities	$ (37.0)	$ 104.8	$ (141.8)	-135.4%

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

PART II. OTHER INFORMATION

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

MERCADOLIBRE, INC.
Registrant

Date: May 14, 2018.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer