Form 10-Q
period 2018-06-30
MERCADOLIBRE INC
filed 2018-08-09
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

44,157,364 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 7, 2018.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of June 30, 2018 and December 31, 2017

and for the six and three-month periods

ended June 30, 2018 and 2017

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017

(In thousands of U.S. dollars, except par value)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$ 489,157	$ 388,260
Restricted cash and cash equivalents	34,854	—
Short-term investments	69,432	209,432
Accounts receivable, net	27,470	28,168
Credit cards receivables, net	307,614	521,130
Loans receivable, net	112,066	73,409
Prepaid expenses	14,410	5,864
Inventory	7,938	2,549
Other assets	62,213	58,107
Total current assets	1,125,154	1,286,919
Non-current assets:
Long-term investments	11,394	34,720
Property and equipment, net	113,170	114,837
Goodwill	83,637	92,279
Intangible assets, net	19,256	23,174
Deferred tax assets	106,330	57,324
Other assets	60,500	63,934
Total non-current assets	394,287	386,268
Total assets	$ 1,519,441	$ 1,673,187
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 226,101	$ 221,095
Funds payable to customers	498,623	583,107
Salaries and social security payable	50,043	65,053
Taxes payable	28,300	32,150
Loans payable and other financial liabilities	146,655	56,325
Other liabilities	25,342	3,678
Dividends payable	—	6,624
Total current liabilities	975,064	968,032
Non-current liabilities:
Salaries and social security payable	19,123	25,002
Loans payable and other financial liabilities	333,364	312,089
Deferred tax liabilities	23,166	23,819
Other liabilities	13,987	18,466
Total non-current liabilities	389,640	379,376
Total liabilities	$ 1,364,704	$ 1,347,408

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
44,157,364 shares issued and outstanding at June 30,
2018 and December 31, 2017	$ 44	$ 44
Additional paid-in capital	24,969	70,661
Retained earnings	515,846	537,925
Accumulated other comprehensive loss	(386,122)	(282,851)
Total Equity	154,737	325,779
Total Liabilities and Equity	$ 1,519,441	$ 1,673,187

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three-month periods ended June 30, 2018 and 2017

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$ 656,353	$ 553,558	$ 335,377	$ 283,882
Cost of net revenues	(333,847)	(213,148)	(175,628)	(112,328)
Gross profit	322,506	340,410	159,749	171,554
Operating expenses:
Product and technology development	(71,833)	(60,639)	(33,437)	(30,338)
Sales and marketing	(231,939)	(123,786)	(121,216)	(76,856)
General and administrative	(76,395)	(59,808)	(33,337)	(31,498)
Impairment of Long-Lived Assets	—	(2,837)	—	(2,837)
Total operating expenses	(380,167)	(247,070)	(187,990)	(141,529)
(Loss) income from operations	(57,661)	93,340	(28,241)	30,025

Other income (expenses):
Interest income and other financial gains	19,110	22,820	9,915	10,663
Interest expense and other financial losses	(23,936)	(12,977)	(13,202)	(6,506)
Foreign currency gains (losses)	18,178	(21,097)	12,577	(21,760)
Net (loss) income before income tax gain (expense)	(44,309)	82,086	(18,951)	12,422

Income tax gain (expense)	20,138	(28,252)	7,700	(7,106)
Net (loss) income	$ (24,171)	$ 53,834	$ (11,251)	$ 5,316

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2018	2017	2018	2017
Basic EPS
Basic net (loss) income
Available to shareholders per common share	$ (0.55)	$ 1.22	$ (0.25)	$ 0.12
Weighted average of outstanding common shares	44,157,364	44,157,364	44,157,364	44,157,364
Diluted EPS
Diluted net (loss) income
Available to shareholders per common share	$ (0.55)	$ 1.22	$ (0.25)	$ 0.12
Weighted average of outstanding common shares	44,157,364	44,157,364	44,157,364	44,157,364

Cash Dividends declared (per share)	—	0.150	—	0.150

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month periods ended June 30, 2018 and 2017

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$ (24,171)	$ 53,834	$ (11,251)	$ 5,316
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(102,530)	(12,765)	(86,956)	(22,430)
Unrealized gains on hedging activities	912	—	912	—
Unrealized net gains on available for sale investments	65	1,753	88	509
Less: Reclassification adjustment for gains (losses) from accumulated other comprehensive income	1,718	(587)	922	—
Net change in accumulated other comprehensive (loss) income, net of income tax	(103,271)	(10,425)	(86,878)	(21,921)
Total Comprehensive (loss) income	$ (127,442)	$ 43,409	$ (98,129)	$ (16,605)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the six and three-month periods ended June 30, 2018 and 2017

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operations:
Net (loss) income	$ (24,171)	$ 53,834
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized Devaluation Loss, net	6,976	25,502
Impairment of Long-Lived Assets	—	2,837
Depreciation and amortization	22,566	19,083
Accrued interest	(7,845)	(10,930)
Non cash interest and convertible notes amortization of debt discount and amortization of debt issuance costs	9,684	4,798
LTRP accrued compensation	16,792	22,068
Deferred income taxes	(54,818)	(10,451)
Changes in assets and liabilities:
Accounts receivable	(21,807)	(5,165)
Credit card receivables	97,097	34,161
Prepaid expenses	(10,143)	5,462
Inventory	(6,299)	102
Other assets	(24,441)	(22,074)
Accounts payable and accrued expenses	42,771	33,633
Funds payable to customers	32,513	63,164
Other liabilities	20,213	(498)
Interest received from investments	8,066	10,788
Net cash provided by operating activities	107,154	226,314
Cash flows from investing activities:
Purchase of investments	(1,248,452)	(2,186,528)
Proceeds from sale and maturity of investments	1,390,713	2,200,172
Purchases of intangible assets	(242)	(74)
Advance for property and equipment	(4,426)	(8,351)
Changes in principal of loans receivable, net	(66,629)	(20,143)
Purchases of property and equipment	(42,092)	(26,147)
Net cash provided by (used in) investing activities	28,872	(41,071)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	146,666	7,800
Payments on loans payable and other financing liabilities	(14,893)	(2,969)
Dividends paid	(6,624)	(13,247)
Purchase of convertible note capped call	(45,692)	—
Net cash provided by (used in) financing activities	79,457	(8,416)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(79,732)	(28,176)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	135,751	148,651
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 388,260	$ 234,140
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 524,011	$ 382,791

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

As of June 30, 2018, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms in Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution in Argentina, Brazil, Mexico, Venezuela, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution available in Argentina, Brazil, Mexico, Colombia, Chile and Uruguay. The Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company, its wholly-owned subsidiaries and consolidated Variable Interest Entities (“VIE”). These interim condensed consolidated financial statements are stated in U.S. dollars, except where otherwise indicated. Intercompany transactions and balances with subsidiaries have been eliminated for consolidation purposes.

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Operating (loss) income of foreign operations amounted to 99.5% and 97.6% of the consolidated amounts during the six-month periods ended June 30, 2018 and 2017, respectively. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $211,369 thousands and $223,134 thousands as of June 30, 2018 and December 31, 2017, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2018 and December 31, 2017. These financial statements include the Company’s consolidated statements of income and comprehensive income for the six and three-month periods ended June 30, 2018 and 2017 and statement of cash flows for the six-month periods ended June 30, 2018 and 2017. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2017. During the six-month period ended June 30, 2018, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASC 606 and ASU 2016-16- Income taxes (Topic 740) as of January 1, 2018 and early adoption of ASU 2017-12 Derivatives and Hedging (Topic 815) as of April 1, 2018. See Note 2 of these interim condensed consolidated financial statements for more details.

Revenue recognition

Revenues are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Contracts with customers may include promises to transfer multiple services including discounts on current or future services. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

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

Revenue recognition criteria for the services mentioned above are described in note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2017.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. The allowance for doubtful accounts, loan receivables and chargebacks is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts, loan receivables and chargebacks was $29,807 thousands and $19,734 thousands as of June 30, 2018 and December 31, 2017, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606 (as defined below). Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2017 and 2016 was $6,116 thousands and $1,955 thousands, respectively, of which $5,395 thousands and $2,043 thousands were recognized as revenue during the six-months periods ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, total deferred revenue was $5,931 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Variable Interest Entities (VIE)

A VIE is an entity that (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, (ii) has equity investors who lack the characteristics of a controlling financial interest or (iii) in which the voting rights of some equity investors are disproportionate to their obligation to absorb losses or their right to receive returns, and substantially all of the entity’s activities are conducted on behalf of the equity investors with disproportionately few voting rights. The Company consolidates VIEs of which it is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Please see Note 12 to these unaudited interim consolidated financial statements for additional detail on the VIEs used for securitization purposes.

Foreign currency translation

All of the Company’s consolidated foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive (loss) income. See also “Highly inflationary status in Argentina” below for a description of the current inflationary status of Argentina and the expected future impacts of foreign currency translation on the Company’s operations in Argentina.

Derivative Financial Instruments

The Company’s operations are in various foreign currencies and consequently are exposed to foreign currency risk. The Company uses derivative instruments to reduce the volatility of earnings and cash flows. All outstanding derivatives are recognized in the Company’s consolidated balance sheet at fair value. The effective portion of a designated derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified into the financial statement line item in which the variability of the hedged item is recorded in the period the hedging transaction affects earnings.

The Company also hedges its economic exposure to foreign currency risk related to foreign currency denominated monetary assets and liabilities with foreign derivative currency contracts. The gains and losses on the foreign exchange derivative contracts economically offset gains and losses on certain foreign currency denominated monetary assets and liabilities recognized in earnings. Accordingly, these outstanding non-designated derivatives are recognized in the Company’s consolidated balance sheet at fair value, and changes in fair value from these contracts are recorded in other income (expense), net in the consolidated statement of income.

Highly inflationary status in Argentina

During May 2018, the International Practices Task Force (“IPTF”) discussed the highly inflationary status of the Argentine economy. Historically, the IPTF has used the Consumer Price Index (“CPI”) when considering the inflationary status of the Argentine economy. Given that the CPI was considered flawed by the current Argentine Government until December 2015 and the new CPI was published as from June 2016, the IPTF considered alternative indices to determine the three-year cumulative inflation.

A highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. The alternative three-year cumulative indices at June 30, 2018 exceeded 100%. According to U.S. GAAP, the company should apply highly inflationary accounting no later than July 1, 2018. Therefore, the Company will transition the Argentinian operations to highly inflationary status as of July 1, 2018 and, going forward, will change the functional currency for Argentina from Argentine Pesos to U.S. dollars, which is the functional currency of its immediate parent company.

Argentina is the second principal market of the business (see note 5 – Segment reporting). Recently, the economic environment in this country has been volatile with weak economic conditions, devaluation of local currency, high interest rates, high level of inflation and a large public deficit which generated a financial assistance request from Argentina to the International Monetary Fund.

The Argentine subsidiaries have monetary assets denominated in Argentine Pesos amounting to $286,664 thousands, and monetary liabilities denominated in Argentine Pesos amounting to $259,028 thousands, as of June 30, 2018, which will expose the Company to foreign exchange losses or gains resulting from exchange rate changes from July 1, 2018 forward. The Company does not anticipate that the change in functional currency will have any significant impact on revenues and expenses, as they were already translated to U.S. dollars for consolidation purposes at exchange rates prevailing at the date of the transaction or at the average monthly rates. Furthermore, although translation of property and equipment and intangible assets with definite useful life at the exchange rate as of July 1, 2018 or the respective date of the subsequent acquisition is likely to maintain the level of the future depreciation charge expressed in U.S. dollars, the Company does not anticipate that effect to be significant. Moreover, the Company has not identified any triggering event or impairment indicator that should be considered to assess the recoverability of the net book value of the fixed assets and goodwill and intangible assets assigned to the Argentine reporting unit as of June 30, 2018. As part of its assessment, the Company considered the expected business and macroeconomic trends, the impact of the change in functional currency as previously mentioned and the net book value of fixed assets and goodwill and intangible assets allocated to the Argentine reporting unit as of June 30, 2018.

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

The benefits to the Company under the software development law will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $10,562 thousands and $3,263 thousands during the six and three-month periods ended June 30, 2018, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.24 and $0.07 for the six and three-month periods ended June 30, 2018, respectively. Furthermore, the Company recorded a labor cost benefit of $3,735 thousands and $1,719 thousands during the six and three-month periods ended June 30, 2018, respectively. Additionally, $1,001 thousands and $349 thousands were accrued to pay software development law audit fees during the six and three-month periods ended June 30, 2018, respectively. During the six and three-month periods ended June 30, 2017 the Company recorded an income tax benefit of $11,305 thousands and $6,208 thousands, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.26 and $0.14 for the six and three-month periods ended June 30, 2017, respectively. Furthermore, the Company recorded a labor cost benefit of $3,496 thousands and $1,505 thousands during the six and three-month periods ended June 30, 2017, respectively. Additionally, $1,036 thousands and $540 thousands were accrued to pay software development law audit fees during the six and three-month periods ended June 30, 2017, respectively.

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

Under U.S. GAAP, the Company was allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company has not recorded any impact in connection with the potential GILTI tax as of June 30, 2018 and December 31, 2017.

The Company’s management considers the earnings of our foreign subsidiaries to be indefinitely reinvested, other than certain earnings the distributions of which do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a deferred tax liability.

As of June 30, 2018 and December 31, 2017, the Company had included under non-current deferred tax assets the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $13,774 thousands and $12,097 thousands, respectively. As of June 30, 2018 and December 31, 2017, the Company recorded a valuation allowance of $13,774 thousands and $12,097 thousands, respectively, to fully impair the outstanding foreign tax credits.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (386,177)	$ (283,647)
Unrealized gains on investments	60	1,211
Unrealized losses on hedging activities	(10)	—
Estimated tax gain (loss) on unrealized gains on investments	5	(415)
	$ (386,122)	$ (282,851)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the six-month period ended June 30, 2018:

	Unrealized	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	(Losses) Gains on	Currency	(expense)
	hedging activities, net	Investments	Translation	benefit	Total
		(In thousands)
Balances as of December 31, 2017	$ —	$ 1,211	$ (283,647)	$ (415)	$ (282,851)
Other comprehensive income (loss) before reclassifications	912	60	(102,530)	5	(101,553)
Amount of loss (gain) reclassified from accumulated other comprehensive loss	(922)	(1,211)	—	415	(1,718)
Net current period other comprehensive income (loss)	(10)	(1,151)	(102,530)	420	(103,271)
Ending balance	$ (10)	$ 60	$ (386,177)	$ 5	$ (386,122)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 1,211	Interest income and other financial gains
Unrealized gains on hedging activities	922	Foreign currency gains (losses)
Estimated tax gain on unrealized losses on investments	(415)	Income tax loss
Total reclassifications for the period	$ 1,718	Total, net of income taxes

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to accounting for allowances for doubtful accounts, loan receivables and chargebacks, recoverability of goodwill and intangible assets with indefinite useful life, useful life of long-lived assets and intangible assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible note debt, fair value of investments, fair value of derivative instruments, recognition of income taxes and contingencies. Actual results could differ from those estimates.

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

In connection with the MercadoEnvios service, the Company has identified a performance obligation with the seller to arrange for the transportation of the merchandise sold to the buyer using third-party carriers. As the Company acts as agent, upon adoption of ASC 606, the revenues derived from the shipping services are presented net of the respective transportation costs charged by third-party carriers and paid by the Company. As part of the business strategy, the Company may fully or partially subsidize the cost of shipping at the Company’s option. Under the current guidance the Company must account for the subsidized cost of shipping netting of revenues rather than as cost of net sales. For the six and three-month periods ended June 30, 2018, the Company incurred $209,150 thousands and $96,653 thousands, respectively, of subsidized shipping costs that have been incurred and included as a reduction of revenues. For the six and three-month periods ended June 30, 2017, the Company incurred $36,897 thousands and $32,646 thousands, respectively, of subsidized shipping costs that have been included as a reduction of revenues.

Under the full retrospective method, the Company retrospectively applied ASC 606 to the six and three-month periods ended June 30, 2017. The total impact resulting from the change in presentation of shipping subsidies was a decrease in Net revenues and Cost of net revenues of $36,897 thousands and $32,646 thousands in the Interim Condensed Consolidated Statement of Income for the six and three-month periods ended June 30, 2017, respectively. Additionally, the adoption of ASC 606 did not modify the carrying amount of assets or liabilities as of the beginning of the first period presented, thus, there was no effect on the opening balance of retained earnings as of January 1, 2017.

Furthermore, the adoption did not have a material impact on the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, on Net (loss) income for the six and three-month periods ended June 30, 2018 and 2017 and on the Statements of Cash Flows for the six-month periods ended June 30, 2018 and 2017.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12) "Derivatives and Hedging (Topic 815): Target improvements to accounting for hedging activities." ASU 2017-12 expands and refines hedge accounting for both non-financial and financial risk components and align the recognition and presentation effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain improvements to simplify the hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The Company early-adopted ASU 2017-12 as of April 1, 2018. The adoption did not have a material impact on the Company’s financial statements for prior periods, as the Company did not engage in hedging activities during any of the comparative periods presented. Please see Note 11 of the Company’s unaudited condensed consolidated financial statements for additional detail on hedging activities.

Recently issued accounting pronouncements not yet adopted

On February 25, 2016 the FASB issued ASU 2016-02. The amendments in this update create Topic 842, Leases, which supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. Previous GAAP did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. Based on existing leases currently classified as operating leases, the Company expects to recognize on the statements of financial position right-of-use assets and lease liabilities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Additionally, on July 30, 2018 the FASB issued ASU 2018-11 which includes a new guidance related to a new alternative transition method for the implementation of ASC 842, Leases. Under this new alternative transition method, comparative periods presented in financial statements in the period of adoption will not need to be restated and lessors may elect not to separate lease and non-lease components when certain conditions are met. The Company is assessing the effects that the adoption of this accounting pronouncement may have on the Company’s financial statements and expects the ASU will have a material impact, primarily to the consolidated balance sheets and related disclosures.

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

The denominator for diluted net (loss) income per share for the six and three-month periods ended June 30, 2018 and 2017 does not include any effect from the 2014, 2017 and 2018 Capped Call Transactions (as defined in Note 9) because it would be antidilutive. In the event of conversion of any or all of the Notes, the shares that would be delivered to the Company under the Capped Call Transactions are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 9 of these interim condensed consolidated financial statements and Note 17 of the financial statements as of December 31, 2017 on Form 10-K for more details.

For the six and three-month periods ended June 30, 2018 and 2017, the effects of the Capped Call Transactions would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net (loss) income per share of common stock is as follows for the six and three-month periods ended June 30, 2018 and 2017:

	Six Months Ended June 30,				Three Months Ended June 30,
	2018		2017		2018		2017
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income per common share	$ (0.55)	$ (0.55)	$ 1.22	$ 1.22	$ (0.25)	$ (0.25)	$ 0.12	$ 0.12

Numerator:
Net (loss) income	$ (24,171)	$ (24,171)	$ 53,834	$ 53,834	$ (11,251)	$ (11,251)	$ 5,316	$ 5,316

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,157,364	—	44,157,364	—	44,157,364	—	44,157,364	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	44,157,364	—	44,157,364	—	44,157,364	—	44,157,364

4. Goodwill and intangible assets

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Goodwill	$ 83,637	$ 92,279
Intangible assets with indefinite lives
- Trademarks	10,707	11,587
Amortizable intangible assets
- Licenses and others	5,724	6,175
- Non-compete agreement	2,146	2,689
- Customer list	14,996	16,584
- Trademarks	1,706	1,772
Total intangible assets	$ 35,279	$ 38,807
Accumulated amortization	(16,023)	(15,633)
Total intangible assets, net	$ 19,256	$ 23,174

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2018 and the year ended December 31, 2017 are as follows:

Period ended June 30, 2018
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
(In thousands)
Balance, beginning of the period	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ 3,632	$ 1,193	$ 92,279
- Effect of exchange rates changes	(5,405)	(1,990)	569	(1,793)	(41)	18	(8,642)
Balance, end of the period	$ 27,087	$ 3,771	$ 30,965	$ 17,012	$ 3,591	$ 1,211	$ 83,637

	Year ended December 31, 2017
	Brazil	Argentina	Mexico	Chile	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 27,660	$ 6,587	$ 29,342	$ 17,388	$ 5,989	$ 3,643	$ 1,188	$ 91,797
- Business acquisition	5,966	—	—	—	—	—	—	5,966
- Effect of exchange rates changes	(1,134)	(826)	1,054	1,417	—	(11)	5	505
- Deconsolidation of Venezuelan subsidiaries	—	—	—	—	(5,989)	—	—	(5,989)
Balance, end of the year	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ —	$ 3,632	$ 1,193	$ 92,279

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,656 thousands and $1,035 thousands for the three-month periods ended June 30, 2018 and 2017, respectively, while aggregate amortization expense for intangible assets for the six-month periods ended June 30, 2018 and 2017 amounted to $3,328 thousands and $2,065 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of June 30, 2018:

For year ended 12/31/2018	$ 1,551
For year ended 12/31/2019	2,673
For year ended 12/31/2020	1,677
For year ended 12/31/2021	1,240
Thereafter	1,408
$ 8,549

5. Segment reporting

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed and resources are assigned, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown in accordance with the criteria used for  evaluation of the Company’s performance as determined by management. The Company’s segments include Brazil, Argentina, Mexico and other countries (which includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Honduras, Nicaragua, Salvador, Bolivia, Guatemala, Paraguay, Peru, Uruguay and the United States of America). As of June 30, 2017, the Company’s segments included Brazil, Argentina, Mexico, Venezuela and other countries.

Direct contribution (loss) consists of net revenues from external customers less direct costs and includes any impairment of long- lived assets. Direct costs include costs of net revenues, product and technology development expenses, sales and marketing expenses and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, payroll and third-party fees. All corporate related costs have been excluded from the Company’s direct contribution.

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 379,994	$ 202,049	$ 34,605	$ 39,705	$ 656,353
Direct costs	(353,967)	(125,346)	(65,857)	(38,361)	(583,531)
Direct contribution (loss)	26,027	76,703	(31,252)	1,344	72,822

Operating expenses and indirect costs of net revenues					(130,483)
Loss from operations					(57,661)

Other income (expenses):
Interest income and other financial gains					19,110
Interest expense and other financial losses					(23,936)
Foreign currency gains					18,178
Net loss before income tax gain					$ (44,309)

	Six Months Ended June 30, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 316,922	$ 159,394	$ 22,129	$ 28,578	$ 26,535	$ 553,558
Direct costs	(184,238)	(94,763)	(46,050)	(12,259)	(22,253)	(359,563)
Impairment of Long-lived Assets	-	-	-	(2,837)	-	(2,837)
Direct contribution (loss)	132,684	64,631	(23,921)	13,482	4,282	191,158

Operating expenses and indirect costs of net revenues						(97,818)
Income from operations						93,340

Other income (expenses):
Interest income and other financial gains						22,820
Interest expense and other financial losses						(12,977)
Foreign currency losses						(21,097)
Net income before income tax expense						$ 82,086

	Three Months Ended June 30, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 195,839	$ 100,110	$ 17,540	$ 21,888	$ 335,377
Direct costs	(176,987)	(68,051)	(39,534)	(21,088)	(305,660)
Direct contribution (loss)	18,852	32,059	(21,994)	800	29,717

Operating expenses and indirect costs of net revenues					(57,958)
Loss from operations					(28,241)

Other income (expenses):
Interest income and other financial gains					9,915
Interest expense and other financial losses					(13,202)
Foreign currency gains					12,577
Net loss before income tax gain					$ (18,951)

	Three Months Ended June 30, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 157,152	$ 87,992	$ 10,803	$ 14,181	$ 13,754	$ 283,882
Direct costs	(97,200)	(49,697)	(33,420)	(5,708)	(12,555)	(198,580)
Impairment of Long-lived Assets	-	-	-	(2,837)	-	(2,837)
Direct contribution (loss)	59,952	38,295	(22,617)	5,636	1,199	82,465

Operating expenses and indirect costs of net revenues						(52,440)
Income from operations						30,025

Other income (expenses):
Interest income and other financial gains						10,663
Interest expense and other financial losses						(6,506)
Foreign currency losses						(21,760)
Net income before income tax expense						$ 12,422

   The following table summarizes the allocation of property and equipment, net based on geography:

	June 30,	December 31,
	2018	2017
	(In thousands)
US property and equipment, net	$ 4,623	$ 7,037
Other countries
Argentina	24,437	26,028
Brazil	67,524	68,796
Mexico	5,952	3,570
Other countries	10,634	9,406
	$ 108,547	$ 107,800
Total property and equipment, net	$ 113,170	$ 114,837

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2018	2017
	(In thousands)
US intangible assets	$ 71	$ 119
Other countries goodwill and intangible assets
Argentina	4,056	6,059
Brazil	30,221	36,462
Mexico	36,783	38,600
Chile	26,510	28,985
Other countries	5,252	5,228
	$ 102,822	$ 115,334
Total goodwill and intangible assets	$ 102,893	$ 115,453

Consolidated net revenues by similar products and services for the six and three-month periods ended June 30, 2018 and 2017 were as follows:

	Six months Ended June 30,		Three months Ended June 30,

Consolidated Net Revenues	2018	2017	2018	2017
	(In thousands)		(In thousands)
Enhanced Marketplace (*)	$ 296,897	$ 357,939	$ 156,202	$ 180,012
Non-marketplace (**) (***)	359,456	195,619	179,175	103,870
Total	$ 656,353	$ 553,558	$ 335,377	$ 283,882

(*)   Includes Final Value Fees and Shipping fees.

(**)  Includes, among other things, Ad Sales, Classified Fees, Payment Fees and other ancillary services.

(***) Includes $288,678 thousands and $140,173 thousands of Payment Fees for the six-month periods ended June 30, 2018 and 2017, respectively. Includes an amount of $143,915 thousands and $75,013 thousands of Payment Fees for the three-month periods ended June 30, 2018 and 2017, respectively.

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

		Quoted Prices in			Quoted Prices in
	Balances as of	active markets for	Significant other	Balances as of	active markets for	Significant other
	June 30,	identical Assets	observable inputs	December 31,	identical Assets	observable inputs
Description	2018	(Level 1)	(Level 2)	2017	(Level 1)	(Level 2)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 240,137	$ 240,137	$ —	$ 85,337	$ 85,337	$ —
Restricted Cash and cash equivalents:
Money Market Funds	$ 34,854	34,854	—	—	—	—
Investments:
Sovereign Debt Securities	$ 4,039	$ 4,039	$ —	$ 15,896	$ 15,896	$ —
Corporate Debt Securities	6,404	5,973	431	24,313	15,512	8,801
Other Assets:
Derivative Instruments	$ 1,493	$ —	$ 1,493	$ —	$ —	$ —
Total Financial Assets	$ 286,927	$ 285,003	$ 1,924	$ 125,546	$ 116,745	$ 8,801
Liabilities:
Long-term retention plan	36,577	—	36,577	43,227	—	43,227
Total Financial Liabilities	$ 36,577	$ —	$ 36,577	$ 43,227	$ —	$ 43,227

As of June 30, 2018 and December 31, 2017, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of June 30, 2018 and December 31, 2017, the Company´s liabilities were valued at fair value using level 2 inputs.

The unrealized net gains or losses on short-term and long-term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of June 30, 2018 and December 31, 2017, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and corporate debt security), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities. The estimated fair value of the convertible senior notes (liability component), which is based on Level 2 inputs, is $325,345 thousands and was determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2018 and December 31, 2017:

	Balances as of	Significant other	Balances as of	Significant other
	June 30,	observable inputs	December 31,	observable inputs
	2018	(Level 2)	2017	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 68,712	$ 68,712	$ 202,820	$ 202,820
Accounts receivable	27,470	27,470	28,168	28,168
Credit Cards receivable	307,614	307,614	521,130	521,130
Loans receivable, net	112,066	112,066	73,409	73,409
Other assets	105,091	105,091	101,552	101,552
Total Assets	$ 620,953	$ 620,953	$ 927,079	$ 927,079
Liabilities
Accounts payable and accrued expenses	$ 226,101	$ 226,101	$ 221,095	$ 221,095
Funds payable to customers	498,623	498,623	583,107	583,107
Salaries and social security payable	32,589	32,589	46,828	46,828
Taxes payable	28,300	28,300	32,150	32,150
Dividends payable	—	—	6,624	6,624
Loans payable and other financial liabilities (*)	480,019	487,560	368,414	379,500
Other liabilities	39,329	39,329	22,144	22,144
Total Liabilities	$ 1,304,961	$ 1,312,502	$ 1,280,362	$ 1,291,448

(*) The fair value of the convertible senior notes (including the equity component) is disclosed in Note 9.

As of June 30, 2018 and December 31, 2017, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of June 30, 2018 and December 31, 2017, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

June 30, 2018
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 240,137	$ —	$ —	$ 240,137
Total Cash and cash equivalents	$ 240,137	$ —	$ —	$ 240,137

Restricted cash and cash equivalents
Money Market Funds	$ 34,854	$ —	$ —	$ 34,854
Total Restricted cash and cash equivalents	$ 34,854	$ —	$ —	$ 34,854

Short-term investments
Corporate Debt Securities	412	—	(3)	409
Sovereign Debt Securities	314	—	(3)	311
Total Short-term investments	$ 726	$ —	$ (6)	$ 720

Long-term investments
Sovereign Debt Securities	$ 3,762	$ —	$ (34)	$ 3,728
Corporate Debt Securities	6,087	—	(92)	5,995
Total Long-term investments	$ 9,849	$ —	$ (126)	$ 9,723

Total	$ 285,566	$ —	$ (132)	$ 285,434

December 31, 2017
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 85,337	$ —	$ —	$ 85,337
Total Cash and cash equivalents	$ 85,337	$ —	$ —	$ 85,337

Short-term investments
Sovereign Debt Securities	$ 2,235	$ —	$ (10)	$ 2,225
Corporate Debt Securities	4,396	—	(9)	4,387
Total Short-term investments	$ 6,631	$ —	$ (19)	$ 6,612

Long-term investments
Sovereign Debt Securities	$ 13,821	$ —	$ (150)	$ 13,671
Corporate Debt Securities	20,054	—	(128)	19,926
Total Long-term investments	$ 33,875	$ —	$ (278)	$ 33,597

Total	$ 125,843	$ —	$ (297)	$ 125,546

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of June 30, 2018 and December 31, 2017.

The material portion of the Sovereign Debt Securities consists of U.S. Treasury Notes, which carry no significant risk.

As of June 30, 2018, the estimated fair values (in thousands of U.S. dollars) of cash equivalents, short-term and long-term investments classified by their effective maturities are as follows:

One year or less	275,711
One year to two years	5,297
Two years to three years	3,554
Three years to four years	769
Four years to five years	103
Total	$ 285,434

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. The proceeding-related reserve is based on developments to date and historical information related to actions filed against the Company. As of June 30, 2018, the Company had established reserves for proceeding-related contingencies and other estimated contingencies of $5,669 thousand to cover legal actions against the Company in which its management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of June 30, 2018 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an aggregate amount up to $7,339 thousand.

No loss amounts have been accrued for such reasonably possible legal actions of which most significant (individually or in the aggregate) are described below and in note 15 to the financial statements in the Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, there were 71 lawsuits pending against our Argentine subsidiary in the Argentine ordinary courts and 2,482 pending claims in the Argentine Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

As of June 30, 2018, 901 legal actions were pending in the Brazilian ordinary courts. In addition, as of June 30, 2018, there were 6,693 cases still pending in Brazilian consumer courts. Filing and pursuing of an action before Brazilian consumer courts do not require the assistance of a lawyer.

As of June 30, 2018, there were 9 claims pending against our Mexican subsidiaries in the Mexican ordinary courts and 230 claims pending against our Mexican subsidiaries in the Mexican Consumer Protection Agencies, where a lawyer is not required to file or pursue a claim.

City of São Paulo Tax Claim

In 2007, São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary MercadoLivre.com relating to the “Imposto sobre Serviços” for the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim. On September 12, 2009, the São Paulo tax authorities ruled against the Company upholding, the previously assessed taxes and fines. Also in 2009, the Company presented an appeal to the Conselho Municipal de Tributos (São Paulo Municipal Council of Taxes), which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Conselho Municipal de Tributos (Superior Chamber of the São Paulo Municipal Council of Taxes), which affirmed the reduction of the fine. With this decision, the administrative stage is finished. On August 15, 2011, the Company made a deposit in court of R$9.5 million and filed a lawsuit with the 8th Public Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines assessed by the tax authorities. On May 31, 2016, a lower court judge ruled in favor of the Company. On November 10, 2016, the São Paulo Municipal Council appealed that decision, and the Company presented its counter arguments. On April 12, 2018, the São Paulo Appellate Court rejected an appeal of the São Paulo Municipal Council, confirming the 2016 lower court decision in favor of the Company. On July 4, 2018, the São Paulo Appellate Court denied the admissibility of a subsequent special appeal by the São Paulo Municipal Council. As of the date of this report, the Company is waiting for a further appeal that may be filed by the São Paulo Municipal Council to seek a ruling by the Superior Court of Justice. As of the date of these interim condensed consolidated financial statements, the total amount of the claim is $3.9 million, including surcharges and interest. The opinion of the Company's management, based on the opinion of external legal counsel, is that the risk of losing the case is remote.

Administrative tax claims

On July 12, 2017, São Paulo tax authorities assessed taxes and fines against our Brazilian subsidiary IBazar relating to “ICMS Publicidade” for the period from July 2012 to December 2013 in an amount of R$12.2 million (or $3.1 million according to the exchange rate in effect at that time). The Company filed an administrative defense against the claim, but the São Paulo authorities ruled against the Company and upheld the assessed taxes and fines. On October 30, 2017, the Company filed an appeal with the Tribunal de Impostos e Taxas de São Paulo (São Paulo Administrative Tax Court), which the court granted on February 23, 2018. As of the date of these interim condensed consolidated financial statements, the Company is waiting an appeal by the São Paulo tax authorities. The opinion of the Company's management, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.

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

As of June 30, 2018 and December 31, 2017, management's estimate of the maximum potential exposure related to the Company’s buyer protection program is $648,101 thousands and $925,690 thousands, respectively, for which the Company recorded an allowance of $4,190 thousands and $1,087 thousands, respectively.

Loans payable and other financial liabilities

During the second quarter of 2018, the Company, through its Argentine subsidiary, obtained two lines of credit from Banco de Galicia y Buenos Aires S.A., denominated in Argentine pesos, to be applied to working capital needs. As of June 30, 2018, the amount outstanding under these lines of credit is $36,627 thousands with maturity in November 2018, bears fixed interest at a weighted average rate of 39.25% per annum.

During the first quarter of 2018, the Company obtained a line of credit from JPMorgan Chase Bank N.A. denominated in U.S. dollars, to be applied to working capital needs. As of June 30, 2018, the amount outstanding under this line of credit is $50,073 thousands and bears interest at a fixed rate of 3.44% per annum. This line of credit was fully paid off on July 13, 2018.

During the last quarter of 2017, the Company through its Argentine subsidiary obtained two lines of credit from Citibank N.A. of New York, denominated in Argentine pesos, to be applied to working capital needs. As of June 30, 2018, one line of credit was fully paid off and the amount outstanding under the remaining line of credit is $12,270 thousands and bears interest at a fixed rate of 24.25% per annum. The outstanding amount under this line of credit was fully paid off on July 17, 2018.

During the last quarter of 2017, the Company, through its Chilean subsidiary obtained a line of credit from Banco de Chile denominated in Chilean pesos, to be applied to working capital needs. As of June 30, 2018, the amount outstanding under this line of credit is $22,331 thousands with maturity in August 2018 and bears interest at a fixed rate of 4.44% per annum.

As of June 30, 2018, the Company, through its Chilean and Uruguayan subsidiaries obtained unsecured lines of credit for an amount of $15,623 thousands which bear interest at rates between 5.90% and 9.11% per annum, and through its Argentine subsidiary obtained an unsecured line of credit for an amount of $9,757 thousands which bears interest at a fixed rate of 36.75% per annum. These lines of credit have maturity date within the next two months.

See Note 9 and Note 12 of these interim condensed consolidated financial statements for details regarding the Company’s 2.25% Convertible Senior Notes due 2019 and collateralized debt securitization transactions, respectively.

8. Long term retention plan (“LTRP”)

The following table summarizes the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 long term retention plan accrued compensation expense for the six and three-month periods ended June 30, 2018 and 2017, which are payable in cash according to the decisions made by the Board of Directors:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
LTRP 2009	$-	$29	$-	$-
LTRP 2010	24	744	(29)	417
LTRP 2011	487	1,193	(175)	704
LTRP 2012	799	1,630	(326)	982
LTRP 2013	1,422	3,098	(327)	1,802
LTRP 2014	1,712	3,010	(372)	1,745
LTRP 2015	2,317	3,617	(499)	2,031
LTRP 2016	3,416	5,111	(492)	2,871
LTRP 2017	3,513	3,636	173	2,353
LTRP 2018	3,102	-	3,102	-
Total LTRP	$16,792	$22,068	$1,055	$12,905

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

During the period from October 1, 2016 through June 30, 2018, 32 Notes were converted for a total amount of $32 thousands. Additionally, during the second quarter of 2018, the conversion threshold was met again and the Notes became convertible at the holders’ option beginning on July 1, 2018 and ending on September 30, 2018. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

From July 1, 2018 to the date of issuance of these interim condensed consolidated financial statements, no additional conversion requests were made.

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

The total estimated fair value of the Notes was $800.3 million and $829.0 million as of June 30, 2018 and December 31, 2017, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the Notes as of the last day of trading for the period. The Company considered the fair value of the Notes as of June 30, 2018 and December 31, 2017 to be a Level 2 measurement. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $298.9 closing price of the Company’s common stock on June 30, 2018, the if-converted value of the Notes exceeded their principal amount by $452.7 million.

The following table presents the carrying amounts of the liability and equity components related to the 2.25% Convertible Senior Notes Due 2019 as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Amount of the equity component (1)	$45,808	$45,808

2.25% convertible senior notes due 2019	$329,968	$329,972
Unamortized debt discount (2)	(10,453)	(15,469)
Unamortized transaction costs related to the debt component	(1,711)	(2,509)
Contractual coupon interest accrual	3,713	7,425
Contractual coupon interest payment	(3,713)	(7,425)
Net carrying amount	$317,804	$311,994

(1)	Net of $1,177 thousands of transaction costs related to the equity component of the Notes.
(2)	As of June 30, 2018, the remaining period over which the unamortized debt discount will be amortized is 1 year.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Six month periods ended June 30,		Three month periods ended June 30,
	2018	2017	2018	2017

	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Contractual coupon interest expense	$3,713	$3,713	$1,857	$1,857
Amortization of debt discount	5,016	4,748	2,508	2,374
Amortization of debt issuance costs	798	725	399	362
Total interest expense related to the Notes	$9,527	$9,186	$4,764	$4,593

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

11. Derivative instruments

The Company's operations are in various foreign currencies and consequently are exposed to foreign currency risk. The Company uses foreign currency exchange contracts to reduce the volatility of earnings and cash flows.

As of June 30, 2018 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the principal amount of certain loans denominated in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $30,000 thousands in May 2019 and $16,500 thousands in June 2019, respectively, at a fixed currency exchange rate of 3.88 and 3.96 Brazilian Reais per U.S. dollar, respectively. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of June 30, 2018, the Company estimated that the whole amount of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

On June 4, 2018 the Company entered into a foreign currency exchange contract to hedge the foreign currency effects related to certain transactions denominated in U.S. dollars of a Chilean subsidiary whose functional currency is the Chilean Peso. Pursuant to this contract, the Company will buy a notional amount of $20,000 thousands in December 2018, at a fixed currency exchange rate of 630.75 Chilean Pesos per U.S. dollar. This contract was not designated as hedging instrument, and changes in fair value of this contract are recorded in other income (expense), net in the consolidated statement of income.

Foreign exchange contracts

The fair values of the Company's outstanding derivative instruments as of June 30, 2018 and December 31, 2017 were as follows:

		June 30,	December 31,
	Balance sheet location	2018	2017
		(In thousands)
Derivative assets
Foreign exchange contracts designated as cash flow hedges	Other current Assets	$ 790	$ —
Foreign exchange contracts not designated as hedging instruments	Other current Assets	703	—
		$ 1,493	$ —

12. Securitization Transactions

The process of securitization consists of the issuance of securities collateralized by a pool of assets through a special purpose vehicle, often under a VIE.

The Company securitizes financial assets associated with its loan receivables portfolio. The Company’s securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote special purpose entities (“SPEs”). The Company generally retains economic interests in the collateralized securitization transactions, which are retained in the form of subordinated interests. For accounting purposes, the Company is precluded from recording the transfers of assets in securitization transactions as sales.

The Company started to securitize certain loan receivables through a trust created in Brazil, whose main purpose is to securitize loan receivables provided by the Company to its users. According to the trust contract, the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity´s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant because it retains the equity certificates of participation, and would therefore also be consolidated. When the Company controls the vehicle, it accounts the securitization transactions as if they were secured financing and therefore the assets, liabilities, and related results are consolidated in its financial statements.

As of June 30, 2018, the carrying value of the collateralized debt was $15,679 thousands and bears interest at a rate of Brazilian CI plus 3.5% per annum for a term of 36 months. This secured debt is issued by the trust and includes collateralized securities used to fund MercadoCredito business. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have recourse to the Company. Additionally, the cash flows generated by the trust are restricted to the payment of amounts due to third-party investors, but the Company retains the right to residual cash flows. Interest expense on securitization debt was $135 thousand for the six-month period ended June 30, 2018.

These assets and liabilities of the trust are included in the Company’s interim condensed consolidated financial statements as of June 30, 2018 as follows:

June 30,
2018
Assets	(in thousands)
Current assets:
Restricted cash and cash equivalents	$34,854
Accounts receivable, net	760
Loans receivable, net	70,844
Total current assets	106,458
Total assets	$106,458
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$77
Funds payable to customers	1
Loans payable and other financial liabilities	131
Total current liabilities	209
Non-current liabilities:
Loans payable and other financial liabilities	15,548
Total non-current liabilities	15,548
Total liabilities	$15,757

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

The discussion and analysis of our financial condition and results of operations presents the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2018 and 2017;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
•	a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

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

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is one of the largest online commerce ecosystems in Latin America. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions. We are a market leader in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on number of unique visitors and page views. We also operate online commerce platforms in the Dominican Republic, Honduras, Nicaragua, Salvador, Panama, Bolivia, Guatemala and Paraguay.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Chile, Uruguay and Peru. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, we launched MercadoCredito, which is designed to extend loans to specific merchants and consumers. Our MercadoCredito solution allows us to deepen our engagement with our merchants, in Argentina, Brazil and Mexico, and consumers, in Argentina, by offering them additional services.

To further enhance our suite of e-commerce services, we launched the MercadoEnvios shipping program in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through MercadoEnvios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of June 30, 2018, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

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

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the current criterion we are using to evaluate our segment performance. Our geographic segments include Brazil, Argentina, Mexico and other countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Bolivia, Honduras, Nicaragua, El Salvador, Guatemala, Paraguay, Uruguay and the United States of America (through real estate classifieds in the State of Florida only)). Venezuela was one of our geographic segments until we deconsolidated our Venezuelan operations, effective as of December 1, 2017 and first disclosed on our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock or permit competitors with short-term tactics to grow stronger than us.

The following table sets forth the percentage of our consolidated net revenues by segment for the six and three-month periods ended June 30, 2018 and 2017:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)(**)	2018	2017	2018	2017
Brazil	57.9%	57.3%	58.4%	55.4%
Argentina	30.8	28.8	29.8	31.0
Mexico	5.3	4.0	5.2	3.8
Venezuela (***)	—	5.2	—	5.0
Other Countries	6.0	4.8	6.5	4.8

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $209.2 million and $36.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $96.7 million and $32.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2018 and 2017:

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (*) (**)		June 30,		to 2018 (*) (**)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 380.0	$ 316.9	$ 63.1	19.9%	$ 195.8	$ 157.2	$ 38.7	24.6%
Argentina	202.0	159.4	42.7	26.8	100.1	88.0	12.1	13.8
Mexico	34.6	22.1	12.5	56.4	17.5	10.8	6.7	62.4
Venezuela (***)	—	28.6	(28.6)	(100.0)	—	14.2	(14.2)	(100.0)
Other Countries	39.7	26.5	13.2	49.6	21.9	13.8	8.1	59.1
Total Net Revenues	$ 656.4	$ 553.6	$ 102.8	18.6%	$ 335.4	$ 283.9	$ 51.5	18.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $209.2 million and $36.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $96.7 million and $32.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***) Venezuelan revenues have been deconsolidated since December 1, 2017.  Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Recent Developments

Highly inflationary economy - status in Argentina

             During May 2018, the International Practices Task Force (“IPTF”) discussed the highly inflationary status of the Argentine economy. Historically, the IPTF has used the Consumer Price Index (“CPI”) when considering the inflationary status of the Argentine economy. Given that the CPI was considered flawed by the current Argentine Government until December 2015 and the new CPI was published as from June 2016, the IPTF considered alternative indices to determine the three-year cumulative inflation.

      A highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. The alternative three-year cumulative indices at June 30, 2018 exceeded 100%. According to U.S. GAAP, we should apply highly inflationary accounting no later than July 1, 2018. Therefore, we will transition the Argentine operations to highly inflationary status as of July 1, 2018 and, going forward, will change the functional currency for Argentina from Argentine Pesos to US dollars, which is the functional currency of its immediate parent company.

      Argentina is the second principal market of the business (see “Segment Information” section in the current document). Recently, the economic environment in this country has been volatile with weak economic conditions, devaluation of local currency, high interest rates, high level of inflation and public deficit which generated a financial assistance request from Argentina to the International Monetary Fund.

 The Argentine subsidiaries have monetary assets denominated in Argentine Pesos amounting to $286.7 million, and monetary liabilities denominated in Argentine Pesos amounting to $259.0 million, as of June 30, 2018, which will expose the Company to foreign exchange losses or gains deriving from the exchange rate changes from July 1, 2018 forward. We do not anticipate that the change in functional currency will have any significant effect on revenues and expenses, as they were already translated to US dollars for consolidation purposes at exchange rates prevailing at the date of the transaction or at the average monthly rates. Furthermore, although translation of property and equipment and intangible assets with definite useful life at exchange rate as of July 1, 2018 or the respective date of the subsequent acquisitions is likely to maintain the level of the future depreciation charge expressed in US dollars, we do not anticipate that effect to be significant. Moreover, we do not identify any triggering event or impairment indicator that should be considered to assess the recoverability of the net book value of the fixed assets and goodwill and intangible assets assigned to the Argentine reporting unit as of June 30, 2018. As part of our assessment, we considered the expected business and macroeconomic trends, the impact of the change in functional currency as previously mentioned and the net book value of fixed assets and goodwill and intangible assets allocated to the Argentine reporting unit as of June 30, 2018.

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

Under the full retrospective method, we retrospectively applied ASC 606 to the six and three-month period ended June 30, 2017. For the six-month periods ended June 30, 2018 and 2017, we incurred $209.2 millions and $36.9 millions, respectively, of subsidized shipping costs that have been included as a reduction of revenues. For the three-month periods ended June 30, 2018 and 2017, we incurred $96.7 millions and $32.6 millions, respectively, of subsidized shipping costs that have been included as a reduction of revenues The total impact resulting from the change in presentation of shipping subsidies was a decrease in Net revenues and Cost of net revenues of $36.9 millions and $32.6 millions in the Interim Condensed Consolidated Statement of Income for the six and three-month periods ended June 30, 2017, respectively.

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Enhanced Marketplace” and “Non-Marketplace”.

The following table summarizes our consolidated net revenues by revenue stream for the six and three-month periods ended June 30, 2018 and 2017:

	Six-month Periods Ended		Three-month Periods Ended
	June 30, (*)		June 30, (*)
Consolidated net revenues by revenue stream (****)	2018	2017	2018	2017
	(in millions)		(in millions)
Enhanced Marketplace	$296.9	$357.9	$156.2	$180.0
Non-Marketplace (**) (***)	359.5	195.6	179.2	103.9
Total	$656.4	$553.6	$335.4	$283.9

(*)     The table above may not total due to rounding.

(**)    Includes final value fees and shipping fees. The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $209.2 million and $36.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $96.7 million and $32.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***)   Includes, among other things, ad sales, classified fees, payment fees and other ancillary services.

(****)  Includes $288.7 million and $140.2 million of Payment Fees for the six-month periods ended June 30, 2018 and 2017, respectively. Includes $143.9 million and $75.0 million of Payment Fees for the three-month periods ended June 30, 2018 and 2017, respectively.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six-month periods ended June 30, 2018 and 2017, no single customer accounted for more than 5.0% of our net revenues.

Our MercadoLibre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela, Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and MercadoPago is available in 8 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico, Uruguay and Venezuela). Additionally, MercadoEnvios is available in 6 countries (Argentina, Brazil, Mexico, Colombia, Chile and Uruguay). The functional currency for each country’s operations is the country’s local currency, except for Venezuela where the functional currency was the U.S. dollar due to Venezuela’s status as a highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 to our unaudited interim condensed consolidated financial statements for Venezuela’ deconsolidation details.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 10.2% of net revenues for the six-month period ended June 30, 2018, as compared to 9.1% for the same period in 2017. For the three-month period ended June 30, 2018 these taxes represented 11.0% of net revenues, as compared to the 9.1% for the same period in 2017.

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

There have been no significant changes in our critical accounting policies, management estimates or accounting policies since the year ended December 31, 2017 and disclosed in the Form 10-K, see Item – “Critical Accounting Policies”, other than those discussed in Note 2 of our unaudited interim condensed consolidated financial statements.

Foreign Currency Translation

All of our foreign consolidated operations use the local currency as their functional currency. Accordingly, these operating foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as part of other comprehensive (loss) income, a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the unaudited interim condensed consolidated statements of income under the caption “Foreign currency (losses) gains”. See also “Highly inflationary status in Argentina” in note 2 of our unaudited condensed consolidated financial statements for a description of the current inflationary status of Argentina and the expected future impacts of foreign currency translation on the Company’s operations in Argentina.

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

Allowances for doubtful accounts, loan receivables and for chargebacks

We are exposed to losses due to uncollectible accounts and credits to users. Allowances for these items represent our estimate of future losses based on our historical experience. The allowances for doubtful accounts, loan receivables and for chargebacks are recorded as charges to sales and marketing expenses. Historically, our actual losses have been consistent with our charges. However, future adverse changes to our historical experience for doubtful accounts, loan receivables and chargebacks could have a material impact on our future consolidated statements of income and cash flows.

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

For more detailed information in relation to the Notes and the Capped Call Transactions, see “—Results of operations for the six and three-month periods ended June 30, 2018 compared to the six and three-month periods ended June 30, 2017 —Debt” and Note 9 to our unaudited interim condensed consolidated financial statements.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As of June 30, 2018, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our unaudited interim condensed consolidated statement of income.

Stock-based compensation

Our board of directors adopted long-term retention plans (“LTRPs”), under which certain eligible employees receive awards. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk —Equity Price Risk” for details on the LTRPs. The variable LTRP awards are calculated based on the fair value of our common stock on the NASDAQ Global Market.

Results of operations for the six and three-month periods ended June 30, 2018 compared to the six and three-month periods ended June 30, 2017

The selected financial data for the six and three-month periods ended June 30, 2018 and 2017 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018 or for any other period.

Statement of income data

	Six-month Periods Ended June 30, (**)		Three-months Periods Ended June 30, (**)
(In millions)	2018 (*)	2017 (*)	2018 (*)	2017 (*)
	(Unaudited)		(Unaudited)
Net revenues (***)	$656.4	$553.6	$335.4	$283.9
Cost of net revenues	(333.8)	(213.1)	(175.6)	(112.3)
Gross profit	322.5	340.4	159.7	171.6

Operating expenses:

Product and technology development	(71.8)	(60.6)	(33.4)	(30.3)
Sales and marketing	(231.9)	(123.8)	(121.2)	(76.9)
General and administrative	(76.4)	(59.8)	(33.3)	(31.5)
Impairment of Long-Lived Assets	-	(2.8)	-	(2.8)
Total operating expenses	(380.2)	(247.1)	(188.0)	(141.5)
(Loss)/Income from operations	(57.7)	93.3	(28.2)	30.0

Other income (expenses):
Interest income and other financial gains	19.1	22.8	9.9	10.7
Interest expense and other financial charges	(23.9)	(13.0)	(13.2)	(6.5)
Foreign currency gain/(loss)	18.2	(21.1)	12.6	(21.8)
Net (loss)/income before income tax expense	(44.3)	82.1	(19.0)	12.4

Income tax gain/(expense)	20.1	(28.3)	7.7	(7.1)
Net (loss)/income	$(24.2)	$53.8	$(11.3)	$5.3

(*) The table above may not total due to rounding.

(**) Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2018 results do not include Venezuelan segment results.

(***) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $209.2 million and $36.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $96.7 million and $32.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Enhanced Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 18.6% in the six-month period ended June 30, 2018 as compared to the same period in 2017. Our successful items sold and total payment volume increased 44.3% and 50.3%, respectively, in the six-month period ended June 30, 2018 as compared to the same period in 2017. Additionally, our number of confirmed registered users was 22.9% higher as of June 30, 2018 as compared to the number of confirmed registered users as of June 30, 2017. Furthermore, our gross merchandise volume (“GMV”) and our successful items shipped increased 24.1% and 73.5%, respectively, in the six-month period ended June 30, 2018 as compared to the same period in 2017. Our growth in net revenues was negatively affected by our implementation of ASC 606. Our shipping subsidies are netted from net revenues when we subsidize the cost of shipping. The free shipping subsidies incurred in the six-month periods ended June 30, 2018 and 2017 amounted to $209.2 million and $36.9 million, respectively. For the six-month period ended June 30, 2017 our revenues include Venezuelan revenues of $28.6 million. As a result of the deconsolidation, since December 1, 2017, our revenues for the six-month period ended June 30, 2018 exclude the revenues of our Venezuelan subsidiaries. Finally, our net revenues were negatively affected by the devaluation of the Argentine Peso of approximately 43.2% during the second quarter of 2018.

Our net revenues grew 18.1% in the three-month period ended June 30, 2018 as compared to the same period in 2017. Our successful items sold and total payment volume increased 38.8% and 40.4%, respectively, in the three-month period ended June 30, 2018 as compared to the same period in 2017. Additionally, our number of confirmed registered users was 22.9% higher as of June 30, 2018 as compared to the number of confirmed registered users as of June 30, 2017. Furthermore, our GMV and successful items shipped increased 15.2% and 57.9%, respectively, in the three-month period ended June 30, 2018 as compared to the same period in 2017. Our growth in net revenues was negatively affected by our implementation of ASC 606. Our shipping subsidies are netted from net revenues when we subsidize the cost of shipping. The free shipping subsidies incurred in the three-month periods ended June 30, 2018 and 2017 amounted to $96.7 million and $32.6 million, respectively. For the three-month period ended June 30, 2017 our revenues include Venezuelan revenues of $14.2 million. As a result of the deconsolidation, since December 1, 2017, our revenues for the six-month period ended June 30, 2018 exclude the revenues of our Venezuelan subsidiaries. Finally, our net revenues were negatively affected by the devaluation of the Argentine Peso of approximately 43.2% during the second quarter of 2018.

We believe that our growth in net revenues should continue in the future. However, despite this positive historical trend, the current weak macro-economic environment in certain countries in Latin America, coupled with devaluations of certain local currencies in those countries versus the U.S. dollar, high interest rates in those countries and the effects of Venezuelan deconsolidation could cause a decline in year-over-year net revenues, particularly as measured in U.S. dollars. Moreover, in the future, revenues could decline if we continue with our free shipping initiatives and our shipping service grows faster than our marketplace and non-marketplace sales.

Gross profit margins

During the past two years, our business has experienced decreasing gross profit margins, defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins were 49.1% and 61.5% for the six-month periods ended June 30, 2018 and 2017, respectively. For the three-month periods ended June 30, 2018 and 2017, our gross profit margins were 47.6% and 60.4% respectively. The decrease in our gross profit margins resulted primarily from increases in free shipping costs, which are netted from net revenues, and increases in components of cost of net revenues, each as described below:

(i) Increased costs of providing free shipping in Brazil, Mexico, Argentina, Chile and Colombia of $172.3 and $64.0 million for the six and three-month periods ended June 30, 2018, as compared with the same period in 2017, respectively.

(ii) Higher penetration of our payments and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the six and three-month periods ended June 30, 2018, total volume of payments on our marketplace represented 89.3% and 89.1%, respectively, of our total GMV (excluding motor vehicles, vessels, aircraft, real estate and services); as compared to 79.7% and 80.9%, respectively, for the six and three-month periods ended June 30, 2017. Additionally, for the six and three-month periods ended June 30, 2018, the total number of items shipped through our shipping solution represented 63.6% and 61.8%, respectively, of our total number of successful items sold, as compared to 52.9% and 54.3%, respectively, for the six and three-month periods ended June 30, 2017. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins as compared to other services we offer. In addition, our revenues are typically disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins in terms of revenues. For the six and three-month periods ended June 30, 2018, collection fees increased $41.4 million and $18.9 million, respectively, as compared to the same period in 2017. For the six and three-month periods ended June 30, 2018, sales tax increased $16.4 million and $10.9 million, respectively, as compared to the same period in 2017.

(iii) Increased cost of products sold of $20.6 and $10.8 million for the six and three-month periods ended June 30, 2018, respectively, as compared with the same period in 2017, related to a higher volumes of mobile points of sales devices sold in Brazil, Argentina and Mexico. This increase generated lower profit margin on mobile points sales of devices transactions.

(iv) Increased customer support costs of $12.5 and $6.1 million for the six and three-month period ended June 30, 2018, as compared with the same period in 2017, mainly as a consequence of an increase in salaries and wages. The number of customer support employees was 3,205 as of June 30, 2018 as compared with 1,957 as of June 30, 2017.

(v) Increased hosting costs of $11.6 million and $5.0 million for the six and three-month periods ended June 30, 2018, respectively, as compared with the same period in 2017.

In the future, gross profit margins could continue to decline if we continue to offer free shipping and the penetration of our payment solution and our shipping service grows faster than our marketplace sales.

Operating (loss)/income margins

For the six-month period ended June 30, 2018 as compared to the same period in 2017, our operating (loss)/income margin decreased from a positive margin of 16.9% to a negative margin of 8.8%. For the three-month period ended June 30, 2018 as compared to the same period in 2017, our operating (loss)/income margin decreased from a positive margin of 10.6% to a negative margin of 8.4%. These decreases respond primarily correspond to increases in certain components of cost of net revenues, as described under “Gross profit margins” above, and increases in sales and marketing expenses (driven mainly by online and offline marketing expenses, buyer protection program expenses, bad debt expenses, chargebacks from credit cards and salaries).

Other Data

	Six-months Periods Ended June 30,		Three-month Periods Ended June 30,
(in millions)	2018	2017 (11)	2018	2017 (11)

Number of confirmed registered users at end of period (1)	234.9	191.2	234.9	191.2
Number of confirmed new registered users during period (2)	23.0	17.0	11.8	9.0
Gross merchandise volume (3)	$6,276.6	$5,056.3	$3,135.4	$2,722.4
Number of successful items sold (4)	165.6	114.7	85.4	61.5
Number of successful items shipped (5)	105.3	60.7	52.8	33.4
Total payment volume (6)	$8,601.4	$5,721.8	$4,426.1	$3,152.0
Total volume of payments on marketplace (7)	$5,603.8	$4,027.4	$2,794.3	$2,201.6
Total payment transactions (8)	159.8	96.4	85.5	52.1
Unique buyers (9)	25.0	22.2	16.9	14.6
Unique sellers (10)	8.6	6.5	4.2	4.2
Capital expenditures	$46.8	$34.6	$23.7	$21.8
Depreciation and amortization	$22.6	$19.1	$11.5	$10.1

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding motor vehicles, vessels, aircraft, real estate and services.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period.
(10)	New or existing users with at least one listing in the period.
(11)	Data for 2017 includes Venezuelan metrics. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional details.

Net revenues

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)		June 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues (**)	$ 656.4	$ 553.6	$ 102.8	18.6%	$ 335.4	$ 283.9	$ 51.5	18.1%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $209.2 million and $36.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $96.7 million and $32.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Our net revenues grew 18.6% and 18.1% in the six and three-month periods ended June 30, 2018 as compared to the same periods in 2017. The increase in Net Revenues was primarily attributable to increases in the enhanced marketplace transactions volume explained by:

a)	increases of 24.1% and 15.2%, respectively, in gross merchandise volume (“GMV”),

b)	increases of 44.3% and 38.8%, respectively, in successful items sold; and

c)	increases of 73.5% and 57.9%, respectively, in successful items shipped.

The increase in our net revenues was attributable to a 83.8% increase in our non-marketplace revenues from $195.6 million for the six-month period ended June 30, 2017 compared to $359.5 million for the six-month period ended June 30, 2018, mainly generated by a 50.3% increase in our total payment volume. For the three-month period ended June 30, 2018 our non-marketplace revenues increased 72.5% from $103.9 million in 2017 to $179.2 million in 2018, mainly due to a 40.4% increase in our total payment volume.

The increase in our net revenues was negatively impacted by the Venezuelan deconsolidation in the fourth quarter of 2017. For the six and three-month periods ended June 30, 2017 our revenues include Venezuelan revenues of $28.6 million and $14.2 million, respectively. As a result of the deconsolidation, as of December 1, 2017 our 2018 revenues exclude the revenues of our Venezuelan subsidiaries.

Our net revenues were also negatively impacted by the devaluation of the Argentine Peso of proximately 43.2% during the second quarter of 2018.

The growth rate of our net revenues also decreased as compared to prior period-over period growth rates a consequence of higher shipping subsidies. For the six-month periods ended June 30, 2018 and 2017, the amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $209.2 million and $36.9 million, respectively. For the three-month periods ended June 30, 2018 and 2017, the amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $96.7 million and $32.6 million, respectively.

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (***)		June 30,		to 2018 (***)
Consolidated Net Revenues by revenue stream	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Enhanced Marketplace	$ 155.4	$ 205.9	$ (50.5)	-24.5%	$ 83.9	$ 97.5	$ (13.6)	-13.9%
Non-Marketplace	224.6	111.1	113.6	102.2%	111.9	59.6	52.3	87.7%
	380.0	316.9	63.1	19.9%	195.8	157.2	38.7	24.6%
Argentina
Enhanced Marketplace	$ 105.3	$ 101.9	$ 3.4	3.3%	$ 53.2	$ 57.5	$ (4.4)	-7.6%
Non-Marketplace	96.8	57.5	39.3	68.3%	46.9	30.5	16.5	54.1%
	202.0	159.4	42.7	26.8%	100.1	88.0	12.1	13.8%
Mexico
Enhanced Marketplace	$ 19.5	$ 12.6	$ 6.9	54.8%	$ 9.5	$ 5.9	$ 3.6	60.3%
Non-Marketplace	15.1	9.5	5.6	58.5%	8.1	4.9	3.2	64.9%
	34.6	22.1	12.5	56.4%	17.5	10.8	6.7	62.4%
Venezuela (****)
Enhanced Marketplace	$ —	$ 26.2	$ (26.2)	-100.0%	$ —	$ 13.1	$ (13.1)	-100.0%
Non-Marketplace	—	2.3	(2.3)	-100.0%	—	1.1	(1.1)	-100.0%
	—	28.6	(28.6)	-100.0%	—	14.2	(14.2)	-100.0%
Other countries
Enhanced Marketplace	$ 16.7	$ 11.4	$ 5.4	47.3%	$ 9.6	$ 6.0	$ 3.6	60.9%
Non-Marketplace	23.0	15.2	7.8	51.3%	12.3	7.8	4.5	57.8%
	39.7	26.5	13.2	49.6%	21.9	13.8	8.1	59.1%
Consolidated
Enhanced Marketplace (*)	296.9	357.9	(61.0)	-17.1%	156.2	180.0	(23.8)	-13.2%
Non-Marketplace (**)	359.5	195.6	163.8	83.8%	179.2	103.9	75.3	72.5%
Total	$ 656.4	$ 553.6	$ 102.8	18.6%	$ 335.4	$ 283.9	$ 51.5	18.1%

(*) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $209.2 million and $36.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $96.7 million and $32.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

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

Net revenues for the six and three-month periods ended June 30, 2018 increased in all of our geographic segments, except from Venezuela due to deconsolidation.

Brazil

Enhanced Marketplace revenues in Brazil decreased 24.5% in the six-month period ended June 30, 2018 as compared to the same period in 2017. The decrease was primarily a consequence of $143.9 million in shipping subsidies related to our free shipping initiative launched in the second quarter of 2017, which is presented netted from revenues in accordance with ASC 606 and a 7.2% average devaluation of the local currency. This decrease was partially offset by a 56.2% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 102.2%, a $113.6 million increase, during the same period, mainly driven by: i) a 59.2% increase in the volume of payments transactions; and ii) a 102.4 % increase in ad sales volume.

Enhanced Marketplace revenues in Brazil decreased 13.9% in the three-month period ended June 30, 2018 as compared to the same period in 2017. The decrease was primarily a consequence of $51.7 million in shipping subsidies related to our free shipping initiative launched in the second quarter of 2017, which is presented netted from revenues in accordance with ASC 606, and a 10.9% average devaluation of the local currency. This decrease was partially offset by a 43.9% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 87.7%, a $52.3 million increase, during the same period, mainly driven by: i) a 53.5 % increase in the volume of payments transactions; and ii) a 76.8 % increase in ad sales volume.

Argentina

Enhanced Marketplace revenues in Argentina increased 3.3% in the six-month period ended June 30, 2018 as compared to the same period in 2017. The increase was primarily a consequence of a 54.9% increase in local currency gross merchandise volume, partially offset by a 27.4% average devaluation of the local currency and a $9.9 million in shipping subsidies related to our free shipping initiative launched in the first quarter of 2018, which is presented netted from revenues in accordance with ASC 606.  Non-Marketplace revenues grew 68.3%, a $39.3 million increase, during the same period, mainly driven by: i) a 27.0% increase in the volume of payments transactions; and ii) a 67.2% increase in ad sales volume.

Enhanced Marketplace revenues in Argentina decreased 7.6% in the three-month period ended June 30, 2018 as compared to the same period in 2017. The decrease was primarily a consequence of a 33.1% average devaluation of the local currency and $5.7 million in shipping subsidies related to our free shipping initiative launched in the first quarter of 2018, which is presented netted from revenues in accordance with ASC 606. This decrease was partially offset by a 56.5% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 54.1%, a $16.5 million increase, during the same period, mainly driven by: i) a 19.4% increase in the volume of payments transactions; and ii) a 63.3% increase in ad sales volume.

Mexico

Enhanced Marketplace revenues in Mexico increased 54.8% in the six-month period ended June 30, 2018, as compared to the same period in 2017, mainly due to a 74.4% increase in local currency gross merchandise volume and a 1.9% average appreciation of local currency, partially offset by an increase of $12.5 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues in accordance with ASC 606. Non-Marketplace revenues grew 58.5%, a $5.6 million increase, mainly driven by increases in the volume of payments transactions.

Enhanced Marketplace revenues in Mexico increased 60.3% in the three-month period ended June 30, 2018, as compared to the same period in 2017, mainly due to a 72.7% increase in local currency gross merchandise volume, partially offset by an increase of $4.4 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues in accordance with ASC 606 and a 4.5% average devaluation of local currency. Non-Marketplace revenues grew 64.9%, a $3.2 million increase, during the same period, mainly driven by increases in the volume of payments transactions.

Venezuela

Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2018
Net revenues (**) (***)	$ 321.0	$335.4	n/a	n/a
Percent change from prior quarter	-10%	4%
2017
Net revenues (**) (***)	$ 269.7	$ 283.9	$ 304.9	$ 358.1
Percent change from prior quarter	5%	5%	7%	17%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $209.2 million and $36.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $96.7 million and $32.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The following table sets forth the growth in net revenues in local currencies for the six and three-month periods ended June 30, 2018 as compared to the same period in 2017:

	Changes from 2017 to 2018 (*)
(% of revenue growth in Local Currency) (**)	Six-month period	Three-month period
Brazil	29.5%	40.1%
Argentina	73.4%	68.4%
Mexico	53.7%	70.6%
Other Countries	45.7%	56.2%
Total Consolidated	37.1%	43.7%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2017 and applying them to the corresponding months in 2018, so as to calculate what our financial results would have been if exchange rates remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $209.2 million and $36.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $96.7 million and $32.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

In Argentina, the increase in local currency growth is due to an increase of our Argentine transactions volume, increase in our shipped items volume, increases in our MercadoPago transactions and a high level of inflation, partially offset by higher shipping subsidies related to our free shipping initiative.

In Mexico and Brazil, the increase in local currency growth is a consequence of an increase of our Marketplace transactions volumes, increases in our MercadoPago transactions and shipped items volumes partially offset by higher shipping subsidies related to our free shipping initiative.

Cost of net revenues

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)		June 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 333.8	$ 213.1	$ 120.7	56.6%	$ 175.6	$ 112.3	$ 63.3	56.4%
As a percentage of net revenues (*)	50.9%	38.5%			52.4%	39.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2018 as compared to the same period of 2017, the increase of $120.7 million in cost of net revenues was primarily attributable to: i) an increase in collection fees of $41.4 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of MercadoPago in those countries and higher off-platform transactions; ii) an increase in cost of product sold of $20.6 million as a consequence of higher volumes of mobile points of sales devices sold in Brazil, Argentina and Mexico; iii) an increase in sales taxes of $16.4 million, mainly related to the growth of our Argentine and Brazilian operations; iv) a $12.5 million increase in customer support costs mainly as a consequence of salaries and wages; v) an increase in hosting expenses of $11.6 million; and vi) a $11.4 million increase in other cost of net revenues.

For the three-month period ended June 30, 2018 as compared to the same period of 2017, the increase of $63.3 million in cost of net revenues was primarily attributable to: i) an increase in collection fees of $18.9 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of MercadoPago in those countries and higher off-platform transactions; ii) an increase in sales taxes of $10.9 million, mainly related to the growth of our Argentine and Brazilian operations; iii) an increase in cost of product sold of $10.8 million as a consequence of higher volumes of mobile points of sales devices sold in Brazil, Argentina and Mexico; iv) an increase of $7.8 million in other cost of net revenues; v) a $6.1 million increase in customer support costs mainly as a consequence of salaries and wages; and vi) an increase in hosting expenses of $5.0 million.

Product and technology development expenses

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)		June 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 71.8	$ 60.6	$ 11.2	18.5%	$ 33.4	$ 30.3	$ 3.1	10.2%
As a percentage of net revenues (*)	10.9%	11.0%			10.0%	10.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2018, the increase in product and technology development expenses as compared to the same period in 2017 amounted to $11.2 million. This increase was primarily attributable to: i) an increase of $4.4 million in salaries and wages; ii) an increase in other product and technology development expenses of $3.2 million primarily related to office, travel and accommodation expenses; iii) a $2.2 million increase in expenses incurred for temporary services, primarily related to temporary technology development workers; and iv) a $ 2.0 million increase in depreciation and amortization.

For the three-month period ended June 30, 2018, the increase in product and technology development expenses as compared to the same period in 2017 amounted to $3.1 million. This increase was primarily attributable to: i) an increase in other product and technology development expenses of $1.7 million primarily related to office, travel and accommodation expenses; and ii) an increase of $1.6 million in expenses incurred for temporary services, primarily related to temporary technology development workers, partially offset by a decrease of $0.6 million in salaries and wages.

We believe product development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)		June 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 231.9	$ 123.8	$ 108.2	87.4%	$ 121.2	$ 76.9	$ 44.4	57.7%
As a percentage of net revenues (*)	35.3%	22.4%			36.1%	27.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2018, the $108.2 million increase in sales and marketing expenses as compared to the same period in 2017 was primarily attributable to: i) an increase of $55.3 million in online and offline marketing expenses primarily in Brazil, Mexico and Argentina; ii) a $24.8 million increase in our buyer protection program expenses; iii) a $13.5 million increase in our bad debt expenses, primarily related to our credit business; iv) a $6.8 million increase in chargebacks from credit cards due to the increase in our MercadoPago volume; and v) a $5.8 million increase in salaries and wages.

For the three-month period ended June 30, 2018, the $44.4 million increase in sales and marketing expenses as compared to the same period in 2017 was primarily attributable to: i) an increase of $25.0 million in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $7.8 million increase in our bad debt expenses, mainly related to our credit business, iii) a $7.2 million increase in our buyer protection program expenses; iv) a $2.1 million increase in chargebacks from credit cards due to the increase in our MercadoPago volume; and v) a $1.1 million increase in salaries and wages.

General and administrative expenses

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)		June 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 76.4	$ 59.8	$ 16.6	27.7%	$ 33.3	$ 31.5	$ 1.8	5.8%
As a percentage of net revenues (*)	11.6%	10.8%			9.9%	11.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period June 30, 2018, the $16.6 million increase in general and administrative expenses as compared to the same period in 2017 was primarily attributable to: i) a $5.5 million increase in salaries and wages; ii) a $4.7 million increase in tax and legal fees; iii) a $3.1 million increase in other general and administrative expenses, mainly related to stamp tax and certain tax withholdings; and iv) a $1.3 increase in depreciation and amortization.

For the three-month period June 30, 2018, the $1.8 million increase in general and administrative expenses as compared to the same period in 2017 was primarily attributable to: i) a $2.5 million increase in tax and legal fees; ii) a $2.4 million increase in other general and administrative expenses, mainly related to stamp tax and certain tax withholdings; iii) a $0.6 million increase in depreciation and amortization; iv) a $0.3 million increase in travel and accommodation expenses and; v) a $0.3 million increase in expenses incurred for temporary services, primarily related to temporary administrative workers. This increase was partially offset by a decrease in salary and wages of $4.7 million, mainly as a consequence of a decrease in LTRP provision.

Impairment of Long-Lived Assets

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (*) (**)		June 30,		to 2018 (*) (**)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ -	$ 2.8	$ (2.8)	-100.0%	$ -	$ 2.8	$ (2.8)	-100%
As a percentage of net revenues (*)	0.0%	0.5%			0.0%	1.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2018 results do not include Venezuelan segment results. Please refer to note 2 of our unaudited condensed consolidated financial statements for additional detail.

      We recorded an impairment of certain real estate investments owned by our Venezuelan subsidiaries of $2.8 million during the second quarter of 2017.

Other income, net

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)		June 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$ 13.4	$ (11.3)	$ 24.6	-218.6%	$ 9.3	$ (17.6)	$ 26.9	-152.8%
As a percentage of net revenues (*)	2.0%	-2.0%			2.8%	-6.2%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2018, the $24.6 million increase in other income (expense), net as compared to the same period in 2017 was primarily attributable to an increase of $39.3 million in foreign exchange gain, partially offset by: i) an increase of $11.0 million in financial expenses, mainly attributable to financial interest related to financial loans in Argentina, Uruguay and Chile; and ii) a $3.7 million decrease in interest income from our financial investments as a result of lower interest rates in Brazil as well as a lower float in Brazil and Argentina. The 2018 foreign exchange gain was mainly as a consequence of: i) a $18.6 million gain arising from the devaluation of the Argentine peso over our U.S. Dollar net asset position in Argentina, partially offset by a $0.5 million loss arising from the devaluation of the Brazilian Reais over our U.S. dollar net liability position in Brazil. The 2017 foreign exchange loss was mainly a consequence of a $22.9 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela, partially offset by a $4.4 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position.

For the three-month period ended June 30, 2018, the $26.9 million increase in other income (expense), net as compared to the same period in 2017 was primarily attributable to an increase of $34.3 million in foreign exchange gain, partially offset by; i) an increase of $6.7 million in financial expenses, mainly attributable to financial interest related to financial loans in Argentina, Uruguay and Chile; and ii) a $0.7 million decrease in interest income from our financial investments as a result of lower interest rates in Brazil as well as a lower float in Brazil and Argentina. The foreign exchange gain for the second quarter of 2018 was mainly a consequence of: i) a $15.5 million gain arising from the devaluation of the Argentine Peso over our U.S. Dollar net asset position in Argentina.  The 2017 foreign exchange loss was mainly a consequence of a $22.0 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela.

Income tax

	Six-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)		June 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax	$ 20.1	$ (28.3)	$ 48.4	-171.3%	$ 7.7	$ (7.1)	$ 14.8	-208.4%
As a percentage of net revenues (*)	3.1%	-5.1%			2.3%	-2.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the six-month period ended June 30, 2018 as compared to the same period in 2017, income tax expense decreased by $48.4 million mainly as a consequence of higher pre-tax losses recorded in Mexico (mainly attributable to an increase in our operating costs) and pre-tax losses in Brazil compared to the pre-tax tax gains recorded in Brazil during 2017 (as a result mainly of an increase in our operating costs discussed above); partially offset by a higher income tax expense in our Argentine subsidiaries during the first half of 2018, as compared to the same period in 2017, due to a higher pre-tax gain in 2018.

During the three-month period ended June 30, 2018 as compared to the same period in 2017, income tax expense decreased by $14.8 million mainly as a consequence of pre-tax losses in Brazil compared to the pre-tax tax gains recorded in Brazil during 2017 (as a result mainly of an increase in our operating costs discussed above); partially offset by a higher income tax expense in our Argentine subsidiaries during the second quarter of 2018, as compared to the same period in 2017, due to a higher pre-tax gain in 2018.

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

We assessed whether our valuation allowance analysis is affected by various aspects of the Tax Act (including the deemed repatriation of deferred foreign income, GILTI inclusions and new categories of FTCs). As a consequence of such analysis we recorded an increase in valuation allowance of $12.1 million to fully reserve the outstanding foreign tax credits as of December 31, 2017.

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

Under U.S. GAAP, we were allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We selected the period cost method. Accordingly, we are not required to record any impact in connection with the potential GILTI tax as of June 30, 2018 and December 31, 2017.

Our management considers the earnings of our foreign subsidiaries to be indefinitely reinvested, other than certain earnings the distributions of which do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a deferred tax liability.

 As of June 30, 2018 and December 31, 2017, we included the foreign tax credits related to the dividend distributions received from our subsidiaries under non-current deferred tax assets for a total amount of $13.8 million and $12.1 million, respectively. As of June 30, 2018 and December 31, 2017, we recorded valuation allowances of $13.8 million and $12.1 million, respectively, to fully impair the outstanding foreign tax credits.

Our blended tax rate is defined as income tax gain/(expense) as a percentage of (loss)/income before income tax. Our effective income tax rate is defined as the provision for income taxes payable as a percentage of (loss)/income before income tax. The effective income tax rate excludes the effects of the deferred income tax, and complementary income tax.

The following table summarizes our blended and effective tax rates for the six and three-month periods ended June 30, 2018 and 2017:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2018	2017	2018	2017
Blended tax rate	45.4%	34.4%	40.6%	57.2%
Effective tax rate	-75.9%	47.1%	-81.6%	118.5%

Our blended tax rate for the six-month period ended June 30, 2018 increased as compared to the same period in 2017 mainly due to the effect of the compensation between pre-tax losses – at a higher tax rate – and pre-tax gains that generated a reduction of our interim consolidated pre-tax result and a higher blended tax rate. Such compensation effect did not take place in the six-month period ended June 30, 2017. For the three-month period ended June 30, 2018, our blended tax rate decreased as compared to the same period in 2017 mainly due to the loss carryforwards generated in Venezuelan subsidiaries in 2017, driven by the devaluation of the local currency, which were not considered recoverable for tax purposes, increasing our 2017 blended tax rate.

Our effective tax rate for the six and three-month periods ended June 30, 2018 decreased as compared to the same periods in 2017 mainly due to an increase in our pre-tax losses in our Brazilian and Mexican subsidiaries, which increased our consolidated pre-tax losses without any corresponding recognition of provision for income taxes.

The following table sets forth our effective income tax rate on a segment basis for the six and three-month periods ended June 30, 2018 and 2017:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2018	2017	2018	2017
Effective tax rate by country
Argentina	22.1%	22.4%	14.7%	21.3%
Brazil	-31.6%	31.0%	-57.8%	28.2%
Venezuela (*)	-	-0.7%	-	5.9%
Mexico	-0.1%	-0.6%	0.4%	1.9%

(*) Venezuelan results have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The decrease in the effective income tax rate in our Argentine subsidiaries during the six and three-month periods ended June 30, 2018 as compared to the same periods in 2017 was mainly related to lower temporary differences in the current period that generated a higher deduction in 2018 and also due to a decrease in income tax rate related to tax reform in Argentina.

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

The benefits to the Company under the software development law will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $10.6 million and $3.3 million during the six and three-month periods ended June 30, 2018, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.24 and $0.07 for the six and three-month periods ended June 30, 2018, respectively. Furthermore, the Company recorded a labor cost benefit of $3.7 million and $1.7 million during the six and three-month periods ended June 30, 2018, respectively. Additionally, $1.0 million and $0.3 million were accrued to pay software development law audit fees during the six and three-month periods ended June 30, 2018, respectively.

The decrease in our Brazilian effective income tax rate, which was negative for the six and three-month periods ended June 30, 2018 as compared to the same period in 2017 was mainly related to the pre-tax loss recorded during 2018 (as a result of a decrease in net revenues because of the increase in our shipping subsidies described above) without any corresponding impact in our provision for income taxes.

The decrease in our Mexican negative effective income tax rate for the six-month periods ended June 30, 2018 as compared with the same period in 2017 is due to the higher pre-tax losses recorded during 2018 (as a result of a decrease in net revenues because of the increase in our shipping subsidies described above) without any corresponding impact in our provision for income taxes. For the three-month period ended June 30, 2018 as compared with the same period in 2017 our Mexican effective income tax rate decreased due to the higher pre-tax losses recorded during 2018 (as a result of a decrease in net revenues because of the increase in our shipping subsidies) without any corresponding impact in our provision for income taxes.

Segment information

(In millions, except for percentages)	Six-month Period Ended June 30, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela (**)	Other Countries	Total
Net revenues	$ 380.0	$ 202.0	$ 34.6	$ —	$ 39.7	$ 656.4
Direct costs	(354.0)	(125.3)	(65.9)	—	(38.4)	(583.5)
Impairment of Long-lived Assets	—	—	—	—	—	—
Direct contribution/(Loss)	26.0	76.7	(31.3)	—	1.3	72.8
Margin	6.8%	38.0%	-90.3%	0.0%	3.4%	11.1%

	Six-month Period Ended June 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 316.9	$ 159.4	$ 22.1	$ 28.6	$ 26.5	$ 553.6
Direct costs	(184.2)	(94.8)	(46.1)	(12.3)	(22.3)	(359.6)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	(2.8)
Direct contribution/(Loss)	132.7	64.6	(23.9)	13.5	4.3	191.2
Margin	41.9%	40.5%	-108.1%	47.2%	16.1%	34.5%

	Change from the Six-month Period Ended June 30, 2017 to June 30, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 63.1	$ 42.7	$ 12.5	$ (28.6)	$ 13.2	$ 102.8
in %	19.9%	26.8%	56.4%	-100.0%	49.6%	18.6%
Direct costs
in Dollars	$ (169.7)	$ (30.6)	$ (19.8)	$ 12.3	$ (16.1)	$ (224.0)
in %	92.1%	32.3%	43.0%	-100.0%	72.4%	62.3%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 2.8	$ —	$ 2.8
in %	0.0%	0.0%	0.0%	-100.0%	0.0%	-100.0%
Direct contribution/(Loss)
in Dollars	$ (106.7)	$ 12.1	$ (7.3)	$ (13.5)	$ (2.9)	$ (118.3)
in %	-80.4%	18.7%	30.6%	-100.0%	-68.6%	-61.9%

(In millions, except for percentages)	Three-month Period Ended June 30, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela (**)	Other Countries	Total
Net revenues	$ 195.8	$ 100.1	$ 17.5	$ —	$ 21.9	$ 335.4
Direct costs	$(177.0)	$(68.1)	$(39.5)	$ —	$(21.1)	$(305.7)
Impairment of Long-lived Assets	—	—	—	—	—	—
Direct contribution/(Loss)	18.9	32.1	(22.0)	—	0.8	29.7
Margin	9.6%	32.0%	-125.4%	0.0%	3.6%	8.9%

	Three-month Period Ended June 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 157.2	$ 88.0	$ 10.8	$ 14.2	$ 13.8	$ 283.9
Direct costs	$(97.2)	$(49.7)	$(33.4)	$(5.7)	$(12.6)	$(198.6)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	(2.8)
Direct contribution/(Loss)	60.0	38.3	(22.6)	5.6	1.2	82.5
Margin	38.1%	43.5%	-209.4%	39.7%	8.7%	29.0%

	Change from the Three-month Period Ended June 30, 2017 to June 30, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 38.7	$ 12.1	$ 6.7	$ (14.2)	$ 8.1	$ 51.5
in %	24.6%	13.8%	62.4%	-100.0%	59.1%	18.1%
Direct costs
in Dollars	$ (79.8)	$ (18.4)	$ (6.1)	$ 5.7	$ (8.5)	$ (107.1)
in %	82.1%	36.9%	18.3%	-100.0%	68.0%	53.9%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 2.8	$ —	$ 2.8
in %	0.0%	0.0%	0.0%	-100.0%	0.0%	-100.0%
Direct contribution/(Loss)
in Dollars	$ (41.1)	$ (6.2)	$ 0.6	$ (5.6)	$ (0.4)	$ (52.7)
in %	-68.6%	-16.3%	-2.8%	-100.0%	-33.6%	-64.0%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) Venezuelan results have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Net revenues

Net revenues for the six and three-month periods ended June 30, 2018 as compared to the same period in 2017, are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs

Brazil

For the six-month period ended June 30, 2018 as compared to the same period in 2017, direct costs increased by 92.1%, mainly driven by: i) a 143.1% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, bad debt expenses, chargebacks from credit cards due to the increase in our MercadoPago volume and salaries and wages; ii) a 78.8% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher transactions volume of our MercadoPago business, cost of products sold as a consequence of higher volumes of mobile points of sales devices, sales tax and salaries and wages related to customer service; iii) a 55.3% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, tax, legal and other fees; and iv) a 40.3% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses.

For the three-month period ended June 30, 2018 as compared to the same period in 2017, direct costs increased by 82.1%, mainly driven by: i) a 99.0% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, bad debt expenses, chargebacks from credit cards due to the increase in our MercadoPago volume and salaries and wages; ii) a 96.9% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, tax, legal and other fees: iii) a 78.3% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher transactions volume of our MercadoPago business, cost of products sold as a consequence of higher volumes of mobile points of sales devices, sales tax and salaries and wages related to customer service; and iv) a 28.6% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses.

Argentina

For the six-month period ended June 30, 2018 as compared to the same period in 2017, direct costs increased by 32.3%, mainly driven by: i) a 171.4% increase in general and administrative expenses, mainly attributable to an increase in tax, legal and other fees and other general and administrative expenses; ii) a 88.0% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses, buyer protection program expenses and chargebacks from credit cards due to the increase in our MercadoPago volume; iii) a 23.1% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 15.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher operation volume of MercadoPago business, cost of products sold as a consequence of higher volumes of mobile points of sales devices and sales taxes.

For the three-month period ended June 30, 2018 as compared to the same period in 2017, direct costs increased by 36.9%, mainly driven by: i) a 238.2% increase in general and administrative expenses, mainly attributable to an increase in tax, legal and other fees and other general and administrative expenses; ii) a 85.0% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses, buyer protection program expenses and chargebacks from credit cards due to the increase in our MercadoPago volume; iii) a 26.9% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 20.6% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher operation volume of MercadoPago business, cost of products sold as a consequence of higher volumes of mobile points of sales devices and sales taxes.

Mexico

For the six-month period ended June 30, 2018 as compared to the same period in 2017, direct costs increased by 43.0%, mainly driven by: i) an 86.0% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration, customer support costs and cost of products sold as a consequence of higher volumes of mobile points of sales devices; ii) a 64.3% increase in product and technology development expenses, mainly attributable to depreciation and amortization; iii) a 32.2% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our MercadoPago volume, bad debt expenses  and salaries and wages; and iv) a 7.7% increase in general and administrative expenses. mainly related to salaries and wages.

For the three-month period ended June 30, 2018 as compared to the same period in 2017, direct costs increased by 18.3%, mainly driven by: i) a 72.5% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration, customer support costs and cost of products sold as a consequence of higher volumes of mobile points of sales devices; ii) a 66.9% increase in product and technology development expenses, mainly attributable to depreciation and amortization; and iii) a 7.7% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our MercadoPago volume, bad debt expenses  and salaries and wages. This increase was partially offset by a 13.6% decrease in general and administrative expenses mainly due to a decrease in salaries and wages and other general and administrative expenses.

Venezuela

Venezuelan operations have been deconsolidated since December 1, 2017. Please refer to Note 2 of our interim condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund MercadoPago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to fund the payment of quarterly cash dividends on shares of our common stock and to fund the interest payments on our Notes.

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

Additionally, we started to fund our MercadoCredito business through securitization of certain loan receivables through a trust created in Brazil, main of which purpose is to securitize loan receivables provided by the Company to its users. We will be using this funding alternative as the MercadoCredito business requires financing to develop and improve its operations. Please refer to Note 12 of our unaudited condensed consolidated financial statements for further detail on securitization transactions.

As of June 30, 2018, our main source of liquidity, amounting to $593.4 million of cash and cash equivalents, restricted cash and cash equivalents and short-term investments and $11.4 million of long-term investments, was provided by cash generated from operations, proceeds from loans and from the issuance of the Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt.

As of June 30, 2018, cash and investments of our non-U.S. subsidiaries amounted to $545.1 million, a 90.1% of our consolidated cash, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash and investments amounted to approximately 80.1% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil and Argentina.

In the event we change the way we manage our business, our working capital needs could be funded, as in the past, through a combination of the sale of credit card coupons to financial institutions, cash advances from our business and securitization of financial assets through a special purpose vehicle, such as a trust.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2018 and 2017:

	Six-month Periods Ended
	June 30, (*)
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$ 107.2	$ 226.3
Investing activities	28.9	(41.1)
Financing activities	79.5	(8.4)
Effect of exchange rates on cash and cash equivalents	(79.7)	(28.2)
Net increase in cash and cash equivalents	$ 135.8	$ 148.7

  (*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Six-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 107.2	$ 226.3	$ (119.2)	-52.7%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $119.2 million decrease in net cash provided by operating activities during the six-month period ended June 30, 2018, as compared to the same period in 2017, was primarily driven by a $78.0 million decrease in our net income, a $30.7 million decrease in funds payable to customers, a $16.6 million decrease in accounts receivable, a $15.6 million decrease in prepaid expenses, partially offset by a $62.9 million increase in credit card receivables.

Net cash provided by (used in) investing activities

	Six-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Investing activities	$ 28.9	$ (41.1)	$ 69.9	170.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash provided by (used in) investing activities in the six-month period ended June 30, 2018 resulted mainly from purchases of investments of $1,248.5 million, which was offset by proceeds from the sale and maturity of investments of $1,390.7 million, as part of our financial strategy. We used $66.6 million in principal of loans receivable granted to merchants and consumers under our MercadoCredito solution, $42.1 million in the purchase of property plant and equipment (mainly in information technology in Argentina, Brazil and the United States), $4.4 million in advances for property and $0.2 million in purchase of intangible assets.

Net cash provided by (used in) financing activities

	Six-month Periods Ended		Change from 2017
	June 30,		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Financing activities	$ 79.5	$ (8.4)	$ 87.9	1044.1%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2018, $146.7 million in cash was derived from proceeds from loans payable. This increase in cash from financing activities was partially offset by the cash used to fund $45.7 million for the 2018 Capped Call Transactions, $14.9 million for the payments on loans payable and $6.6 million in cash dividends.

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

As of June 30, 2018, the conversion threshold had been met and the Notes became convertible at the holders’ option beginning on July 1, 2018 and ending on September 30, 2018. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the amount due upon conversion of the Notes.

From July 1 to the date of issuance of this form, no additional conversion requests were made.

The total estimated fair value of the Notes was $800.3 million and $829.0 million as of June 30, 2018 and December 31, 2017, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. Based on the $298.9 closing price of the Company’s common stock on June 30, 2018, the if-converted value of the Notes exceeded their principal amount by approximately $452.7 million.

During the second quarter of 2018, the Company, through its subsidiaries, obtained certain lines of credit in Argentina, Brazil, Chile and Uruguay primarily to fund the MercadoPago business. Additionally, to fund MercadoCredito business, the Company started to securitize certain loan receivables through its Brazilian trust, whose main purpose is to securitize loan receivables provided by the Company to its users. Please refer to Note 12 of our unaudited condensed consolidated financial statements for additional detail.

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

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment and intangible assets) for the six-month periods ended June 30, 2018 and 2017 amounted to $46.8 million and $34.6 million, respectively.

During the six-month period ended June 30, 2018, we invested $23.0 million in information technology in Brazil and Argentina, and $11.9 million in our Argentine, Uruguayan, Mexican and Brazilian offices.

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

Off-balance sheet arrangements

As of June 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2017 and applying them to the corresponding months in 2018, so as to calculate what our results would have been if exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, this measures does not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2018:

	Six-month Periods Ended June 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 656.4	$ 553.6	18.6%	$ 758.7	$ 553.6	37.1%
Cost of net revenues	(333.8)	(213.1)	56.6%	(379.5)	(213.1)	78.1%
Gross profit	322.5	340.4	-5.3%	379.2	340.4	11.4%

Operating expenses:	(380.2)	(244.2)	55.7%	(440.7)	(244.2)	80.4%
Impairment of Long-Lived Assets	—	(2.8)	-100.0%	—	(2.8)	-100.0%
Total operating expenses	(380.2)	(247.1)	53.9%	(440.7)	(247.1)	78.4%
Loss / Income from operations	(57.7)	93.3	-161.8%	(61.5)	93.3	-165.9%

	Three-month Periods Ended June 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 335.4	$ 283.9	18.1%	$ 407.9	$ 283.9	43.7%
Cost of net revenues	(175.6)	(112.3)	56.4%	(209.3)	(112.3)	86.3%
Gross profit	159.7	171.6	-6.9%	198.6	171.6	15.8%

Operating expenses	(188.0)	(138.7)	35.5%	(227.9)	(138.7)	64.4%
Impairment of Long-Lived Assets	—	(2.8)	-100.0%	—	(2.8)	-100.0%
Total operating expenses	(188.0)	(141.5)	32.8%	(227.9)	(141.5)	61.1%
Loss / Income from operations	(28.2)	30.0	-194.1%	(29.3)	30.0	-197.7%

 (*) The table above may not total due to rounding.

Item 3 — Qualitative and Quantitative Disclosure About Market Risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Reais and Argentine Peso due to Brazil’s and Argentine’s respective share of our revenues, may affect the value of our financial assets and liabilities.

Foreign currencies

We have significant operations internationally that are denominated in foreign currencies, primarily the Brazilian Reais, Argentine Peso, Mexican Peso, Colombian Peso and Chilean Peso, subjecting us to foreign currency risk which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

We have a foreign exchange exposure management plan designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments. For additional details related to our foreign currency exchange contracts, see “Note 11—Derivative Instruments” to our unaudited condensed consolidated financial statements included in this report.

We use foreign currency exchange contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. In case the derivate qualify for hedge accounting, the gain or loss is initially reported as a component of accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the same period the transaction affects earnings. In the case the derivate does not qualify for hedge accounting, the gain or loss is reported directly into earnings.

As of June 30, 2018, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency. For the first half of 2017 our Venezuelan subsidiaries used the U.S. dollar as if it is the functional currency due to Venezuela being a highly inflationary environment. As of June 30, 2018, the total cash and cash equivalents denominated in foreign currencies totaled $400.5 million, short-term investments denominated in foreign currencies totaled $68.7 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $446.9 million. As of June 30, 2018, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of June 30, 2018, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $124.2 million and our U.S. dollar-denominated long-term investments totaled $11.4 million.

Please see “Recent Development” section in the current report for further detail on Argentina’s economy status.

For the six-month period ended June 30, 2018, we had a consolidated gain on foreign currency of $18.2 million primarily as a result of: i) a $18.6 million gain arising from the devaluation of the Argentine Peso over our U.S. Dollar net asset position in Argentina, partially offset by a $0.5 million loss arising from the devaluation of the Brazilian Reais over our U.S. Dollar net liability position in Brazil.

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

The following table sets forth the percentage of consolidated net revenues by segment for the six and three-month periods ended June 30, 2018 and 2017:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2018	2017	2018	2017
Brazil	57.9%	57.3%	58.4%	55.4%
Argentina	30.8	28.8	29.8	31.0
Mexico	5.3	4.0	5.2	3.8
Venezuela (**)	—	5.2	—	5.0
Other Countries	6.0	4.8	6.5	4.8

 (*) Percentages have been calculated using whole-dollar amounts.

(**) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the six-month period ended June 30, 2018:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 729.3	$ 656.4	$ 596.7
Expenses	(793.3)	(714.0)	(649.1)
Loss from operations	(64.0)	(57.7)	(52.4)

Other income and income tax related to P&L items	17.9	15.3	13.2

Foreign Currency impact related to the remeasurement of our Net Asset position	20.3	18.2	16.5
Net Loss	(25.9)	(24.2)	(22.8)

Total Shareholders' Equity	$ 194.8	$ 154.7	$ 124.1

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar

(*)  The table above may not total due to rounding.

The table above shows an increase in our net loss when the U.S. dollar weakens against foreign currencies because of the joint negative impact of the re-measurement of our net asset position in U.S. dollars and the increase in our (loss)/income from operations and other expenses, net and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net loss when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the increase in our (loss)/income from operations and other expenses, net and income tax lines related to the translation effect.

During the six and three-month periods ended June 30, 2018, we entered into hedging transactions in Brazil and in Chile in order to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Please refer to Note 11 of our unaudited condensed consolidated financial statements for additional detail on derivative instruments.

Argentine Segment

As of June 30, 2018, the Argentine Peso exchange rate against the U.S. dollar was 28.9.

Had a hypothetical devaluation of 10% of the Argentine peso against the U.S. dollar occurred on June 30, 2018, the reported net assets in our Argentine subsidiaries would have decreased by approximately $19.9 million with a related impact on Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $9.5 million in our Argentine subsidiaries.

During May 2018, the International Practices Task Force (“IPTF”) discussed the highly inflationary status of the Argentine economy. A highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. The alternative three-year cumulative indices at June 30, 2018 exceeded 100%. Therefore, the Company will transition the Argentine operations to highly inflationary status as of July 1, 2018, please refer to the “Recent Developments” section for further detail on Argentine inflation status.

Brazilian Segment

As of June 30, 2018, the Brazilian Reais exchange rate against the U.S. dollar was 3.9.

Had a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar occurred on June 30, 2018, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $9.3 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $9.9 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of June 30, 2018, MercadoPago’s receivables totaled $307.6 million. Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of June 30, 2018, loans granted under our MercadoCredito solution totaled $112.1 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2018, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.9%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2018 could decrease (increase) by approximately $0.2 million.

As of June 30, 2018, our short-term investments amounted to $69.4 million and our long-term investments amounted to $11.4 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2011 and 2012 long-term retention plans (the “2011 and 2012 LTRPs”, respectively), under which certain eligible employees receive awards (“LTRP Awards”), which are payable as follows:

•

eligible employees will receive a fixed payment equal to 6.25% of his or her LTRP Award under the 2011, and/or 2012 LTRP, respectively, once a year for a period of eight years. The 2011 LTRP awards began paying out starting in 2012 and the 2012 LTRP Awards starting in 2013(the “2011 or 2012 Annual Fixed Payment”, respectively); and

•

on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2011 or 2012 Variable Payment”, respectively) equal to the product of (i) 6.25% of the applicable 2011 and/or 2012 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2010 (with respect to the 2011 LTRP) and 2011 (with respect to the 2012 LTRP) Stock Price, ($65.41 and $77.77 for the 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

Our board of directors, upon the recommendation of the compensation committee, approved the 2013, 2014, 2015, 2016, 2017 and 2018 Long Term Retention Plan (the “2013, 2014, 2015, 2016, 2017 and 2018 LTRPs”), respectively.

In order to receive an award under the 2013, 2014, 2015, 2016, 2017 and/or 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013, 2014, 2015, 2016, 2017 and/or 2018 LTRP award, payable as follows:

•

the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2013, 2014, 2015, 2016, 2017 and/or 2018 LTRP bonus once a year for a period of six years starting in March 2014, 2015, 2016, 2017, 2018 and/or 2019 respectively (the “2013, 2014, 2015, 2016, 2017 or 2018 Annual Fixed Payment”, respectively); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2013, 2014, 2015, 2016, 2017 or 2018 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2013, 2014, 2015, 2016, 2017 and/or 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 (with respect to the 2013 LTRP), 2013 (with respect to the 2014 LTRP), 2014 (with respect to the 2015 LTRP), 2015 (with respect to the 2016 LTRP), 2016 (with respect to the 2017 LTRP) and 2017 (with respect to the 2018 LTRP) Stock Price, defined as $79.57, $118.48, $127.29, $111.02, $164.17 and $270.84 for the 2013, 2014, 2015, 2016, 2017 and 2018 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of 2012, 2013, 2014, 2015, 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Market during the final 60 trading days of the year preceding the applicable payment date.

At June 30, 2018, the total contractual obligation fair value of our 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 LTRP Variable Award Payment obligation amounted to $74.0 million. As of June 30, 2018, the accrued liability related to the 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 Variable Award Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $36.6 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 LTRP Variable Award Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of June 30, 2018
		MercadoLibre, Inc.	2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018
		Equity Price	LTRP Variable Award contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		438.44	103,637
30%		407.13	96,235
20%		375.81	88,832
10%		344.49	81,429
Static	(*)	313.17	74,027
-10%		281.86	66,624
-20%		250.54	59,221
-30%		219.22	51,819
-40%		187.90	44,416

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 7 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

      We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our business, results of operations and financial condition are particularly sensitive to fluctuations in the currency exchange rate between the U.S. dollar and the Argentine Peso.

Our results of operations and financial condition are particularly sensitive to changes in the Argentine Peso/U.S. dollar exchange rate because a significant part of our operations are conducted in Argentina where our costs are incurred, for the most-part, in Argentine Pesos, while our consolidated financial statements are presented in U.S. dollars. Consequently, appreciation of the U.S. dollar relative to the Argentine Peso, to the extent not offset by inflation in Argentina, could result in unfavorable variations in our operating results and, conversely, depreciation of the U.S. dollar relative to the Argentine Peso could impact our operating results in a positive manner.

In recent years, the Argentine Peso has suffered significant devaluations against the U.S. dollar and has continued to devaluate against the U.S. dollar. As a result of this economic instability, Argentina's foreign debt rating has been downgraded on multiple occasions based upon concerns regarding economic conditions and rising fears of increased inflationary pressures. This uncertainty may also adversely impact Argentina's ability to attract capital.

The increasing level of inflation in Argentina has generated pressure for further depreciation of the Argentine Peso. After several years of relatively moderate variations in the nominal exchange rate, the Argentine Peso depreciated against the U.S. dollar by 32.6% in 2013, 31.2% in 2014, 52.1% in 2015, 21.9% in 2016, 18.4% in 2017 and 53.7% in the six-month period ended June 30, 2018, based on the official exchange rates published by the Argentine Central Bank.

The current Argentine government has set goals to reduce the primary fiscal deficit as a percentage of GDP over time, reduce the Argentine government’s reliance on Central Bank financing and has requested a financial assistance from International Monetary Fund. If despite of these measures, the current Argentine government is unable to address Argentina’s structural inflationary imbalances, the prevailing high rates of inflation may continue, which would have an adverse effect on Argentina’s economy.

Inflation in Argentina could increase our costs of operations and could impact our financial condition and results of operations. Inflation rates could increase further in the future, and there is uncertainty regarding the effects and effectiveness of those measures adopted, or that may be adopted in the future, by the Argentine government to control inflation

For accounting purposes, Argentina has been designated as a highly inflationary economy beginning July 1, 2018 because the three-year cumulative inflation rate exceeds 100%. For this reason, going forward, we will be required to account for the operations of our Argentine subsidiaries using the functional currency of MercadoLibre, Inc., which is the U.S. dollar, rather than the Argentine Peso as the functional currency.

We rely on local carriers to develop our shipping service and changes to our shipping fees, rules or practices may adversely affect our business.

We rely on local carriers in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay to deliver items. We generally pay a fee to the carriers for this service and collect from our customers the fee for the services provided. From time to time, local carriers may increase their fees for each transaction. If we cannot transfer these increased fees to our customers, the resulting increase in operating costs of MercadoEnvios could generate net losses in our MercadoEnvios operations.

In addition, if these services are not available to us because of unfavorable contractual or commercial terms or for any other reason, we could lose our ability to provide shipping services to our customers, which could in turn have a material adverse effect on our shipping service, operating results, and financial condition. As a result, we could lose our ability to provide shipping services to our customers.

In May 2018, there was a nationwide truckers’ strike in Brazil in which truck drivers, dissatisfied by the increase in fuel prices, blocked roads throughout the country, preventing the delivery of goods and gasoline to Brazilian businesses.  The strike resulted in a general slowdown in commercial transactions, including those performed by users of our platforms during the strike.

Any future strike in Brazil or other country where MercadoEnvios operates or similar event may create political and economic uncertainty which could affect our business negatively.

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

MERCADOLIBRE, INC.
Registrant

Date: August 9, 2018.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer