Form 10-Q
period 2018-09-30
MERCADOLIBRE INC
filed 2018-11-02
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.    Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

45,202,859 shares of the issuer’s common stock, $0.001 par value, outstanding as of October 31, 2018.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of September 30, 2018 and December 31, 2017

and for the nine and three-month periods

ended September 30, 2018 and 2017

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017

(In thousands of U.S. dollars, except par value)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$ 1,028,579	$ 388,260
Restricted cash and cash equivalents	49,151	—
Short-term investments	67,041	209,432
Accounts receivable, net	27,141	28,168
Credit cards receivables, net	266,461	521,130
Loans receivable, net	90,827	73,409
Prepaid expenses	11,013	5,864
Inventory	7,395	2,549
Other assets	54,071	58,107
Total current assets	1,601,679	1,286,919
Non-current assets:
Long-term investments	2,823	34,720
Property and equipment, net	138,417	114,837
Goodwill	88,650	92,279
Intangible assets, net	18,719	23,174
Deferred tax assets	125,521	57,324
Other assets	42,542	63,934
Total non-current assets	416,672	386,268
Total assets	$ 2,018,351	$ 1,673,187
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 230,999	$ 221,095
Funds payable to customers	525,089	583,107
Salaries and social security payable	57,372	65,053
Taxes payable	22,740	32,150
Loans payable and other financial liabilities	141,502	56,325
Other liabilities	11,830	3,678
Dividends payable	—	6,624
Total current liabilities	989,532	968,032
Non-current liabilities:
Salaries and social security payable	23,389	25,002
Loans payable and other financial liabilities	554,830	312,089
Deferred tax liabilities	92,322	23,819
Other liabilities	16,526	18,466
Total non-current liabilities	687,067	379,376
Total liabilities	$ 1,676,599	$ 1,347,408

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
45,201,662 and 44,157,364 shares issued and outstanding at September 30,
2018 and December 31, 2017	$ 45	$ 44
Additional paid-in capital	221,719	70,661
Retained earnings	505,768	537,925
Accumulated other comprehensive loss	(385,780)	(282,851)
Total Equity	341,752	325,779
Total Liabilities and Equity	$ 2,018,351	$ 1,673,187

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three-month periods ended September 30, 2018 and 2017

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$ 1,011,634	$ 858,479	$ 355,281	$ 304,921
Cost of net revenues	(519,410)	(342,241)	(185,563)	(129,094)
Gross profit	492,224	516,238	169,718	175,827
Operating expenses:
Product and technology development	(107,311)	(93,019)	(35,478)	(32,380)
Sales and marketing	(342,382)	(207,925)	(110,443)	(84,139)
General and administrative	(111,195)	(91,575)	(34,800)	(31,766)
Impairment of Long-Lived Assets	—	(2,837)	—	—
Total operating expenses	(560,888)	(395,356)	(180,721)	(148,285)
(Loss) income from operations	(68,664)	120,882	(11,003)	27,542

Other income (expenses):
Interest income and other financial gains	27,746	37,020	8,636	14,200
Interest expense and other financial losses	(39,805)	(19,686)	(15,869)	(6,709)
Foreign currency gains (losses)	22,102	(19,475)	3,924	1,622
Net (loss) income before income tax gain (expense)	(58,621)	118,741	(14,312)	36,655

Income tax gain (expense)	24,372	(37,241)	4,234	(8,989)
Net (loss) income	$ (34,249)	$ 81,500	$ (10,078)	$ 27,666

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Basic EPS
Basic net (loss) income
Available to shareholders per common share	$ (0.77)	$ 1.85	$ (0.23)	$ 0.63
Weighted average of outstanding common shares	44,302,724	44,157,364	44,588,704	44,157,364
Diluted EPS
Diluted net (loss) income
Available to shareholders per common share	$ (0.77)	$ 1.85	$ (0.23)	$ 0.63
Weighted average of outstanding common shares	44,302,724	44,157,364	44,588,704	44,157,364

Cash Dividends declared (per share)	—	0.450	—	0.150

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2018 and 2017

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$ (34,249)	$ 81,500	$ (10,078)	$ 27,666
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(101,980)	(17,945)	550	(5,180)
Unrealized gains on hedging activities	2,406	—	1,494	—
Unrealized net gains on available for sale investments	142	340	77	(1,413)
Less: Reclassification adjustment for gains (losses) from accumulated other comprehensive income	3,497	(587)	1,779	—
Net change in accumulated other comprehensive (loss) income, net of income tax	(102,929)	(17,018)	342	(6,593)
Total Comprehensive (loss) income	$ (137,178)	$ 64,482	$ (9,736)	$ 21,073

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the nine month periods ended September 30, 2018 and 2017

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operations:
Net (loss) income	$ (34,249)	$ 81,500
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized devaluation loss, net	9,262	28,463
Impairment of Long-Lived Assets	—	2,837
Depreciation and amortization	33,861	29,953
Accrued interest	(11,258)	(16,391)
Non cash interest and convertible notes amortization of debt discount and amortization of debt issuance costs	18,386	9,234
LTRP accrued compensation	27,706	28,734
Deferred income taxes	(75,275)	(14,769)
Changes in assets and liabilities:
Accounts receivable	(14,891)	(13,380)
Credit card receivables	121,896	(113,514)
Prepaid expenses	(6,810)	6,800
Inventory	(6,015)	(1,172)
Other assets	(17,463)	(31,528)
Accounts payable and accrued expenses	50,979	71,794
Funds payable to customers	82,909	151,635
Other liabilities	6,077	3,703
Interest received from investments	10,986	18,490
Net cash provided by operating activities	196,101	242,389
Cash flows from investing activities:
Purchase of investments	(1,814,416)	(3,180,633)
Proceeds from sale and maturity of investments	1,964,480	3,371,543
Payment for acquired businesses, net of cash acquired	(2,281)	—
Purchases of intangible assets	(217)	(84)
Advance for property and equipment	(4,426)	(12,777)
Changes in principal of loans receivable, net	(55,860)	(46,951)
Purchases of property and equipment	(65,133)	(39,280)
Net cash provided by investing activities	22,147	91,818
Cash flows from financing activities:
Funds received from the issuance of convertible notes	880,000	—
Transaction costs from the issuance of convertible notes	(16,264)	—
Purchase of convertible note capped call	(137,476)	(67,308)
Unwind of convertible note capped call	121,703	—
Payments on convertible notes	(348,123)	—
Proceeds from loans payable and other financial liabilities	156,075	13,153
Payments on loans payable and other financing liabilities	(78,705)	(4,304)
Dividends paid	(6,624)	(19,871)
Net cash provided by (used in) financing activities	570,586	(78,330)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(99,364)	(28,819)
Net increase in cash, cash equivalents and restricted cash equivalents	689,470	227,058
Cash, cash equivalents and restricted cash equivalents, beginning of the period	$ 388,260	$ 234,140
Cash, cash equivalents and restricted cash equivalents, end of the period	$ 1,077,730	$ 461,198

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1. Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in the state of Delaware, in the United States of America in October 1999. MercadoLibre is one of the largest online commerce ecosystem in Latin America, serving as an integrated regional platform and as a provider of the necessary online and technology based tools that allow businesses and individuals to trade products and services in the region. The Company enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), which allows users to buy and sell in most of Latin America.

Through MercadoPago, MercadoLibre enables individuals and businesses to send and receive online payments; through MercadoEnvios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through our advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their product and services on the web; through MercadoShops, MercadoLibre allows users to set-up, manage and promote their own online webstores under a subscription-based business model; through MercadoCredito, MercadoLibre extends loans to certain merchants and consumers; and through MercadoFondo, allows users to invest funds deposited in their MercadoPago accounts. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of September 30, 2018, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms in Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution in Argentina, Brazil, Mexico, Venezuela, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution in Argentina, Brazil, Mexico, Colombia, Chile and Uruguay. The Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $242,061 thousands and $223,134 thousands as of September 30, 2018 and December 31, 2017, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2018 and December 31, 2017. These financial statements include the Company’s consolidated statements of income and comprehensive income for the nine and three-month periods ended September 30, 2018 and 2017 and statement of cash flows for the nine-month periods ended September 30, 2018 and 2017. These interim condensed consolidated financial statements include all normal recurring adjustments that management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, of comprehensive income and of cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2017. During the nine-month period ended September 30, 2018, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASC 606 and ASU 2016-16- Income taxes (Topic 740) as of January 1, 2018 and early adoption of ASU 2017-12 Derivatives and Hedging (Topic 815) as of April 1, 2018. See Note 2 to these interim condensed consolidated financial statements for more details.

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

Revenues are recognized when each performance obligation is satisfied by transferring the promised service to the customer according to the following criteria described for each type of service:

•

Revenues from the Enhanced Marketplace service include the final value fees and shipping fees charged to the Company’s customers. Because the Company acts as an agent, revenues derived from the shipping services are presented net of the respective transportation costs charged by third-party carriers and paid by the Company. As part of the Company’s business strategy, shipping costs may be fully or partially subsidized at the Company’s option.

•	Revenues from the Non-Marketplace services are generated from payments fees, classifieds fees, ad sales up-front fees and fees from other ancillary businesses.

Revenue recognition criteria for the services mentioned above are described in note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2017.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. The allowance for doubtful accounts, loan receivables and chargebacks is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts, loan receivables and chargebacks was $29,980 thousands and $19,734 thousands as of September 30, 2018 and December 31, 2017, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606 (as defined below). Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2017 and 2016 was $6,116 thousands and $1,955 thousands, respectively, of which $4,913 thousands and $1,994 thousands were recognized as revenue during the nine-months periods ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, total deferred revenue was $6,414 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

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

Foreign currency translation

All of the Company’s consolidated foreign operations use the local currency as their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018, as described below. Accordingly, these foreign subsidiaries translate assets and liabilities from their local currencies into U.S. dollars by using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive (loss) income.

Highly inflationary status in Argentina

In May 2018, the International Practices Task Force (“IPTF”) discussed the highly inflationary status of the Argentine economy. Historically, the IPTF has used the Consumer Price Index (“CPI”) when considering the inflationary status of the Argentine economy. Given that the CPI was considered flawed by the current Argentine Government until December 2015 and the new CPI was published as from June 2016, the IPTF considered alternative indices to determine the three-year cumulative inflation.

A highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. The alternative three-year cumulative indices at June 30, 2018 exceeded 100%. The Company transitioned its Argentinian operations to highly inflationary status as of July 1, 2018, in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company.

Pursuant to the change in the functional currency, monetary assets and liabilities are re measured at closing exchange rate, and non-monetary assets, revenues and expenses are remeasured at the rate prevailing on the date of the respective transaction. The effect of the re measurement is recognized as foreign currency gains (losses).

Argentina is the second largest principal market of the Company’s business, as measured by net revenue (see Note 5 – Segment Reporting). Recently, the economic environment in Argentina has been volatile with weak economic conditions, devaluation of local currency, high interest rates, high level of inflation and a large public deficit which led Argentina to request financial assistance from the International Monetary Fund.

Venezuelan deconsolidation

Effective December 1, 2017, the Company determined that deteriorating conditions in Venezuela had led the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiaries. Venezuela’s selective default determination, restrictive exchange controls and suspension of foreign exchange market in Venezuela, the lack of access to U.S. dollars through official currency exchange mechanisms together with the worsening in Venezuela macroeconomic environment resulted in other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar, and restricted the Company’s ability to pay dividends and its ability to satisfy other obligations denominated in U.S. dollars. Therefore, in accordance with the applicable accounting standards, as of December 1, 2017, the Company deconsolidated the financial statements of its subsidiaries in Venezuela and began reporting the results under the cost method of accounting.

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

2.00% Convertible Senior Notes due 2028 – Debt Exchange

On August 24, 2018, the Company issued $800 million of 2.00% Convertible Senior Notes due 2028 and on August 31, 2018 the Company issued an additional $80 million of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880 million of 2% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands (including transaction expenses) to enter into capped call transactions with respect to its common shares (the “ 2028 Notes Capped Call Transactions”), with certain financial institutions. For more detailed information in relation to the 2028 Notes and the 2028 Notes Capped Call Transactions, see Note 9 to these unaudited interim condensed consolidated financial statements.

The convertible debt instrument was separated into debt and equity components at issuance and a fair value was assigned. The value assigned to the debt component was the estimated fair value, as of the issuance date, of similar debt without the conversion feature. As of the issuance date the Company determined the fair value of the liability component of the 2028 Notes based on market data that was available for senior, unsecured non-convertible corporate bonds issued by comparable companies. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as level 2 observable inputs. The difference between the cash proceeds and this estimated fair value represents the value assigned to the equity component and was recorded as a debt discount. The debt discount is amortized using the effective interest method from the origination date through its stated contractual maturity date.

The initial debt component of the 2028 Notes was valued at $546,532 thousands, based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance, which was determined to be 7.44%. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $333,468 thousands. The effective interest rate after allocation of transaction costs to the liability component is 7.66% and is used to amortize the debt discount and transaction costs. Additionally, the Company recorded a deferred tax liability related to the additional paid-in capital component of the 2028 Notes of $70,028 thousands.

In connection with the 2028 Notes issued, the Company used a portion of the net proceeds to repurchase or exchange $263,724 thousands principal amount of its 2019 Notes out of which $131,602 thousands were exchanged through a private exchange agreement. The Company assessed whether the instruments subject to exchange are substantially different from each other, considering qualitative aspects such as currency, term, rate, among others, and quantitative aspects, in which is assessed whether i) the present value of discounted cash flows under the conditions of the new instrument and original instrument is at least 10% different and ii) the change in the fair value of the embedded conversion option is at least 10% of the carrying amount of the original debt immediately prior to the exchange. In this regard the Company has recognized as extinguishment the exchange of the Notes due to the fact that instruments subject to exchange are substantially different.

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

The benefits to the Company under the software development law will expire on December 31, 2019. As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $18,474 thousands and $7,912 thousands during the nine and three-month periods ended September 30, 2018, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.42 and $0.18 for the nine and three-month periods ended September 30, 2018, respectively. Furthermore, the Company recorded a labor cost benefit of $5,415 thousands and $1,681 thousands during the nine and three-month periods ended September 30, 2018, respectively. Additionally, $1,438 thousands and $437 thousands were accrued to pay software development law audit fees during the nine and three-month periods ended September 30, 2018, respectively. During the nine and three-month periods ended September 30, 2017, the Company recorded an income tax benefit of $17,672 thousands and $6,367 thousands, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.40 and $0.14 for the nine and three-month periods ended September 30, 2017, respectively. Furthermore, the Company recorded a labor cost benefit of $5,513 thousands and $2,016 thousands during the nine and three-month periods ended September 30, 2017, respectively. Additionally, $1,623 thousands and $587 thousands were accrued to pay software development law audit fees during the nine and three-month periods ended September 30, 2017, respectively.

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

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company filed its 2017 U.S. Federal Income Tax return in October 2018, and in connection with that filing finalized its calculation of the Transition Tax and determined that no tax duty resulted from the Transition Tax since the tax was offset in its entirety with available foreign tax credits as of December 31, 2017. Because the final calculation was consistent with the Company’s previous estimate of the Transition Tax, the Company has not recorded any adjustments as a result of finalizing the calculation.

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

Under U.S. GAAP, the Company was allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company has not recorded any impact in connection with the potential GILTI tax as of September 30, 2018 and December 31, 2017.

The Company’s management considers the earnings of our foreign subsidiaries to be indefinitely reinvested, other than certain earnings the distributions of which do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a deferred tax liability.

As of September 30, 2018 and December 31, 2017, the Company had included under non-current deferred tax assets the foreign tax credits related to the dividend distributions received from its subsidiaries for a total amount of $12,659 thousands and $12,097 thousands, respectively. As of September 30, 2018 and December 31, 2017, the Company recorded a valuation allowance of $12,659 thousands and $12,097 thousands, respectively, to fully impair the outstanding foreign tax credits.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (385,627)	$ (283,647)
Unrealized gains on investments	161	1,211
Unrealized losses on hedging activities	(295)	—
Estimated tax loss on unrealized gains on investments	(19)	(415)
	$ (385,780)	$ (282,851)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the nine-month period ended September 30, 2018:

	Unrealized	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	(Losses) Gains on	Currency	(expense)
	hedging activities, net	Investments	Translation	benefit	Total
		(In thousands)
Balances as of December 31, 2017	$ —	$ 1,211	$ (283,647)	$ (415)	$ (282,851)
Other comprehensive income (loss) before reclassifications	2,406	161	(101,980)	(19)	(99,432)
Amount of loss (gain) reclassified from accumulated other comprehensive loss	(2,701)	(1,211)	—	415	(3,497)
Net current period other comprehensive income (loss)	(295)	(1,050)	(101,980)	396	(102,929)
Ending balance	$ (295)	$ 161	$ (385,627)	$ (19)	$ (385,780)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 1,211	Interest income and other financial gains
Unrealized gains on hedging activities	2,701	Foreign currency gains (losses)
Estimated tax gain on unrealized losses on investments	(415)	Income tax loss
Total reclassifications for the period	$ 3,497	Total, net of income taxes

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

In connection with the MercadoEnvios service, the Company has identified a performance obligation with the seller to arrange for the transportation of the merchandise sold to the buyer using third-party carriers. As the Company acts as agent, upon adoption of ASC 606, the revenues derived from the shipping services are presented net of the respective transportation costs charged by third-party carriers and paid by the Company. As part of the business strategy, the Company may fully or partially subsidize the cost of shipping at the Company’s option. Under the current guidance the Company must account for the subsidized cost of shipping netting of revenues rather than as cost of net sales. For the nine and three-month periods ended September 30, 2018, the Company incurred $316,705 thousands and $107,555 thousands, respectively, of subsidized shipping costs that have been incurred and included as a reduction of revenues. For the nine and three-month periods ended September 30, 2017, the Company incurred $102,638 thousands and $65,740 thousands, respectively, of subsidized shipping costs that have been included as a reduction of revenues.

Under the full retrospective method, the Company retrospectively applied ASC 606 to the nine and three-month periods ended September 30, 2017. The total impact resulting from the change in presentation of shipping subsidies was a decrease in Net revenues and Cost of net revenues of $102,638 thousands and $65,740 thousands in the Interim Condensed Consolidated Statement of Income for the nine and three-month periods ended September 30, 2017, respectively. Additionally, the adoption of ASC 606 did not modify the carrying amount of assets or liabilities as of the beginning of the first period presented, thus, there was no effect on the opening balance of retained earnings as of January 1, 2017.

Furthermore, the adoption did not have a material impact on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, on Net (loss) income for the nine and three-month periods ended September 30, 2018 and 2017 and on the Statements of Cash Flows for the nine-month periods ended September 30, 2018 and 2017.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12) "Derivatives and Hedging (Topic 815): Target improvements to accounting for hedging activities." ASU 2017-12 expands and refines hedge accounting for both non-financial and financial risk components and align the recognition and presentation effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain improvements to simplify the hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The Company early-adopted ASU 2017-12 as of April 1, 2018. The adoption did not have impact on the Company’s financial statements for prior periods, as the Company did not engage in hedging activities during any of the comparative periods presented. Please see Note 11 to the Company’s unaudited condensed consolidated financial statements for additional detail on hedging activities.

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

On August 28, 2018 the FASB issued the ASU 2018-13 “Fair value measurement (Topic 820): Disclosure Framework—Changes to the disclosure requirements for fair value measurement”. This update modified the disclosure requirements on fair value measurements based on concepts in the FASB Concepts Statement. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On August 29, 2018 the FASB issued the ASU 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)”. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

3. Net (loss) income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net (loss) income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

On June 30, 2014, the Company issued $330 million of 2.25% Convertible Senior Notes due 2019 and on August 24, 2018 and August 31, 2018 the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (see Note 9 to these interim condensed consolidated financial statements). The conversion of these notes are included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.

The denominator for diluted net (loss) income per share for the nine and three-month periods ended September 30, 2018 and 2017 does not include any effect from the 2019 Notes Capped Call Transactions (as defined in Note 9) or the 2028 Notes Capped Call Transactions because it would be antidilutive. In the event of conversion of any or all of the 2019 Notes or the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 9) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 9 to these interim condensed consolidated financial statements and Note 17 of the financial statements as of December 31, 2017 on Form 10-K for more details.

For the nine and three-month periods ended September 30, 2018 and 2017, the effects of the Capped Call Transactions would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net (loss) income per share of common stock is as follows for the nine and three-month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2018		2017		2018		2017
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income per common share	$ (0.77)	$ (0.77)	$ 1.85	$ 1.85	$ (0.23)	$ (0.23)	$ 0.63	$ 0.63

Numerator:
Net (loss) income	$ (34,249)	$ (34,249)	$ 81,500	$ 81,500	$ (10,078)	$ (10,078)	$ 27,666	$ 27,666

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,302,724	—	44,157,364	—	44,588,704	—	44,157,364	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	44,302,724	—	44,157,364	—	44,588,704	—	44,157,364

4. Goodwill and intangible assets

Business combinations

Acquisition of a machine learning company in Argentina

On September 6, 2018, the Company, through its subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, completed the acquisition of 100% of the equity interest of Machinalis S.R.L., a company that develops machine-learning tools located and organized under the laws of Argentina. The objective of the acquisition was to enhance the capabilities of the Company in machine-learning tools.

The aggregate purchase price for the acquisition was $5,855 thousands, measured at its fair value amount which included: (i) the total cash payment of $2,566 thousands at the time of closing; (ii) an escrow of $2,096 thousands and (iii) a contingent additional cash consideration up to $1,193 thousands.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from September 6, 2018. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $8 thousands.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

The following table summarizes the purchase price allocation for the acquisition:

Machinalis S.R.L. In thousands of U.S. dollars
Cash and cash equivalents	$285
Other net tangible liabilities	(47)
Total net tangible assets acquired	238
Customer lists	100
Trademark	299
Non-solicitation and Non-compete agreements	239
Goodwill	4,979
Purchase Price	$5,855

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these consolidated financial statements. The valuation of identifiable intangible assets acquired reflects management’s estimates based on the use of established valuation methods. Such assets consist of trademark, customer lists, non-compete and non-solicitation agreements for a total amount of $638 thousands. Management of the Company estimates that customer lists, trademark and non-compete agreements will be amortized over a three-year period, while non-solicitation agreements will be amortized over a five-year period.

The Company recognized goodwill for this acquisition based on management’s expectation that the acquired business will improve the Company’s business. Arising goodwill was allocated proportionally to each of the segments identified by the Company’s management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segment. Goodwill arising from this acquisition is not deductible for tax purposes.

The results of operations for periods prior to the acquisitions, individually and in the aggregate, were not material to the consolidated statements of operations of the Company and, accordingly, pro forma information has not been presented.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Goodwill	$ 88,650	$ 92,279
Intangible assets with indefinite lives
- Trademarks	9,439	11,587
Amortizable intangible assets
- Licenses and others	5,692	6,175
- Non-compete agreement	2,338	2,689
- Customer list	14,851	16,584
- Trademarks	3,570	1,772
Total intangible assets	$ 35,890	$ 38,807
Accumulated amortization	(17,171)	(15,633)
Total intangible assets, net	$ 18,719	$ 23,174

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2018 and the year ended December 31, 2017 are as follows:

	Period ended September 30, 2018
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ 3,632	$ 1,193	$ 92,279
- Business acquisitions	3,110	1,132	543	61	80	53	4,979
- Effect of exchange rates changes	(6,360)	(1,990)	1,895	(2,027)	(73)	(53)	(8,608)
Balance, end of the period	$ 29,242	$ 4,903	$ 32,834	$ 16,839	$ 3,639	$ 1,193	$ 88,650

	Year ended December 31, 2017
	Brazil	Argentina	Mexico	Chile	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 27,660	$ 6,587	$ 29,342	$ 17,388	$ 5,989	$ 3,643	$ 1,188	$ 91,797
- Business acquisitions	5,966	—	—	—	—	—	—	5,966
- Effect of exchange rates changes	(1,134)	(826)	1,054	1,417	—	(11)	5	505
- Deconsolidation of Venezuelan subsidiaries	—	—	—	—	(5,989)	—	—	(5,989)
Balance, end of the year	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ —	$ 3,632	$ 1,193	$ 92,279

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,368 thousands and $1,182 thousands for the three-month periods ended September 30, 2018 and 2017, respectively, while aggregate amortization expense for intangible assets for the nine-month periods ended September 30, 2018 and 2017 amounted to $4,696 thousands and $3,247 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of September 30, 2018:

For year ended 12/31/2018	$ 1,282
For year ended 12/31/2019	2,755
For year ended 12/31/2020	1,711
For year ended 12/31/2021	1,291
Thereafter	2,241
$ 9,280

5. Segment reporting

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed and resources are assigned, the criteria used by management to evaluate the Company’s performance, the availability of separate financial information and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown in accordance with the criteria used for  evaluation of the Company’s performance as determined by management. The Company’s segments include Brazil, Argentina, Mexico and other countries (which includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Honduras, Nicaragua, Salvador, Bolivia, Guatemala, Paraguay, Peru, Uruguay and the United States of America). As of September 30, 2017, the Company’s segments included Brazil, Argentina, Mexico, Venezuela and other countries.

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 600,822	$ 285,763	$ 63,567	$ 61,482	$ 1,011,634
Direct costs	(544,139)	(185,755)	(101,086)	(57,183)	(888,163)
Direct contribution (loss)	56,683	100,008	(37,519)	4,299	123,471

Operating expenses and indirect costs of net revenues					(192,135)
Loss from operations					(68,664)

Other income (expenses):
Interest income and other financial gains					27,746
Interest expense and other financial losses					(39,805)
Foreign currency gains					22,102
Net loss before income tax gain					$ (58,621)

	Nine Months Ended September 30, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 493,508	$ 250,692	$ 33,618	$ 38,329	$ 42,332	$ 858,479
Direct costs	(314,196)	(150,973)	(70,977)	(16,841)	(34,932)	(587,919)
Impairment of Long-lived Assets	-	-	-	(2,837)	-	(2,837)
Direct contribution (loss)	179,312	99,719	(37,359)	18,651	7,400	267,723

Operating expenses and indirect costs of net revenues						(146,841)
Income from operations						120,882

Other income (expenses):
Interest income and other financial gains						37,020
Interest expense and other financial losses						(19,686)
Foreign currency losses						(19,475)
Net income before income tax expense						$ 118,741

	Three Months Ended September 30, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 220,828	$ 83,714	$ 28,962	$ 21,777	$ 355,281
Direct costs	(190,172)	(60,409)	(35,229)	(18,822)	(304,632)
Direct contribution (loss)	30,656	23,305	(6,267)	2,955	50,649

Operating expenses and indirect costs of net revenues					(61,652)
Loss from operations					(11,003)

Other income (expenses):
Interest income and other financial gains					8,636
Interest expense and other financial losses					(15,869)
Foreign currency gains					3,924
Net loss before income tax gain					$ (14,312)

	Three Months Ended September 30, 2017
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 176,575	$ 91,308	$ 11,489	$ 9,751	$ 15,798	$ 304,921
Direct costs	(129,958)	(56,210)	(24,923)	(4,582)	(12,684)	(228,357)
Direct contribution (loss)	46,617	35,098	(13,434)	5,169	3,114	76,564

Operating expenses and indirect costs of net revenues						(49,022)
Income from operations						27,542

Other income (expenses):
Interest income and other financial gains						14,200
Interest expense and other financial losses						(6,709)
Foreign currency gains						1,622
Net income before income tax expense						$ 36,655

   The following table summarizes the allocation of property and equipment, net based on geography:

	September 30,	December 31,
	2018	2017
	(In thousands)
US property and equipment, net	$ 3,667	$ 7,037
Other countries
Argentina	46,646	26,028
Brazil	70,394	68,796
Mexico	7,458	3,570
Other countries	10,252	9,406
	$ 134,750	$ 107,800
Total property and equipment, net	$ 138,417	$ 114,837

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2018	2017
	(In thousands)
US intangible assets	$ 58	$ 119
Other countries goodwill and intangible assets
Argentina	5,091	6,059
Brazil	31,879	36,462
Mexico	38,280	38,600
Chile	26,026	28,985
Other countries	6,035	5,228
	$ 107,311	$ 115,334
Total goodwill and intangible assets	$ 107,369	$ 115,453

Consolidated net revenues by similar products and services for the nine and three-month periods ended September 30, 2018 and 2017 were as follows:

	Nine months Ended September 30,		Three months Ended September 30,

Consolidated Net Revenues	2018	2017	2018	2017
	(In thousands)		(In thousands)
Enhanced Marketplace (*)	$ 477,216	$ 539,079	$ 180,319	$ 181,140
Non-marketplace (**) (***)	534,418	319,400	174,962	123,781
Total	$ 1,011,634	$ 858,479	$ 355,281	$ 304,921

(*)   Includes Final Value Fees and Shipping fees.

(**)  Includes, among other things, Ad Sales, Classified Fees, Payment Fees and other ancillary services.

(***) Includes $432,603 thousands and $232,426 thousands of Payment Fees for the nine-month periods ended September 30, 2018 and 2017, respectively. Includes an amount of $143,925 thousands and $92,254 thousands of Payment Fees for the three-month periods ended September 30, 2018 and 2017, respectively.

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	September 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)	2017	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 272,258	$ 272,258	$ —	$ —	$ 85,337	$ 85,337	$ —	$ —
Restricted Cash and cash equivalents:
Money Market Funds	$ 49,151	49,151	—		—	—	—	—
Investments:
Sovereign Debt Securities	$ 200	$ 200	$ —	$ —	$ 15,896	$ 15,896	$ —	$ —
Corporate Debt Securities	294	289	5	—	24,313	15,512	8,801
Other Assets:
Derivative Instruments	$ 3,144	$ —	$ 3,144	—	$ —	$ —	$ —	$ —
Total Financial Assets	$ 325,047	$ 321,898	$ 3,149	$ —	$ 125,546	$ 116,745	$ 8,801
Liabilities:
Contingent considerations	$ 1,193	$ —	$ —	$ 1,193	$ —	$ —	$ —	$ —
Long-term retention plan	44,167	—	44,167	—	43,227	—	43,227	—
Total Financial Liabilities	$ 45,360	$ —	$ 44,167	$ 1,193	$ 43,227	$ —	$ 43,227	$ —

As of September 30, 2018 and December 31, 2017, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of September 30, 2018 and December 31, 2017, the Company´s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. During the nine-month period ended September 30, 2018, the Company assumed contingent considerations for an amount of $1,193 thousands.

The unrealized net gains or losses on short-term and long-term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of September 30, 2018 and December 31, 2017, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and corporate debt security), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations). The carrying values of the 2019 Notes (liability component) and the 2028 Notes (liability component) approximate their fair value because the discount rates used for the initial accounting are not materially different from market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the contractual interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of September 30, 2018 and December 31, 2017:

	Balances as of	Significant other	Balances as of	Significant other
	September 30,	observable inputs	December 31,	observable inputs
	2018	(Level 2)	2017	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 66,980	$ 66,980	$ 202,820	$ 202,820
Accounts receivable	27,141	27,141	28,168	28,168
Credit Cards receivable	266,461	266,461	521,130	521,130
Loans receivable, net	90,827	90,827	73,409	73,409
Other assets	94,777	94,777	101,552	101,552
Total Assets	$ 546,186	$ 546,186	$ 927,079	$ 927,079
Liabilities
Accounts payable and accrued expenses	$ 230,999	$ 230,999	$ 221,095	$ 221,095
Funds payable to customers	525,089	525,089	583,107	583,107
Salaries and social security payable	36,594	36,594	46,828	46,828
Taxes payable	22,740	22,740	32,150	32,150
Dividends payable	—	—	6,624	6,624
Loans payable and other financial liabilities (*)	696,332	696,332	368,414	379,500
Other liabilities	27,163	27,163	22,144	22,144
Total Liabilities	$ 1,538,917	$ 1,538,917	$ 1,280,362	$ 1,291,448

(*) The fair value of the 2019 Notes and the 2028 Notes (including the equity component) are disclosed in Note 9.

As of September 30, 2018 and December 31, 2017, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of September 30, 2018 and December 31, 2017, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

September 30, 2018
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 272,258	$ —	$ —	$ 272,258
Total Cash and cash equivalents	$ 272,258	$ —	$ —	$ 272,258

Restricted cash and cash equivalents
Money Market Funds	$ 49,151	$ —	$ —	$ 49,151
Total Restricted cash and cash equivalents	$ 49,151	$ —	$ —	$ 49,151

Short-term investments
Sovereign Debt Securities	12	—	—	12
Corporate Debt Securities	49	—	—	49
Total Short-term investments	$ 61	$ —	$ —	$ 61

Long-term investments
Sovereign Debt Securities	$ 190	$ —	$ (2)	$ 188
Corporate Debt Securities	249	—	(4)	245
Total Long-term investments	$ 439	$ —	$ (6)	$ 433

Total	$ 321,909	$ —	$ (6)	$ 321,903

December 31, 2017
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 85,337	$ —	$ —	$ 85,337
Total Cash and cash equivalents	$ 85,337	$ —	$ —	$ 85,337

Short-term investments
Sovereign Debt Securities	$ 2,235	$ —	$ (10)	$ 2,225
Corporate Debt Securities	4,396	—	(9)	4,387
Total Short-term investments	$ 6,631	$ —	$ (19)	$ 6,612

Long-term investments
Sovereign Debt Securities	$ 13,821	$ —	$ (150)	$ 13,671
Corporate Debt Securities	20,054	—	(128)	19,926
Total Long-term investments	$ 33,875	$ —	$ (278)	$ 33,597

Total	$ 125,843	$ —	$ (297)	$ 125,546

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of September 30, 2018 and December 31, 2017.

The material portion of the Sovereign Debt Securities consists of U.S. Treasury Notes, which carry no significant risk.

As of September 30, 2018, the estimated fair values (in thousands of U.S. dollars) of cash equivalents, restricted cash and cash equivalents, short-term and long-term investments classified by their effective maturities are as follows:

One year or less	$ 321,470
One year to two years	213
Two years to three years	191
Three years to four years	24
Four years to five years	5
Total	$ 321,903

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of September 30, 2018, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $5,440 thousand to cover legal actions against the Company in which its management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of September 30, 2018 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $6,845 thousand. No loss amounts have been accrued for such reasonably possible legal actions, the most significant of which (individually or in the aggregate) are described in note 15 to the financial statements in the Form 10-K for the year ended December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, management's estimate of the maximum potential exposure related to the Company’s buyer protection program is $633,660 thousands and $925,690 thousands, respectively, for which the Company recorded an allowance of $5,085 thousands and $1,087 thousands, respectively.

Loans payable and other financial liabilities

During the second quarter of 2018, the Company, through its Argentine subsidiary, obtained two lines of credit from Banco de Galicia y Buenos Aires S.A., denominated in Argentine Pesos, to be applied to working capital needs. As of September 30, 2018, the amount outstanding under these lines of credit is $28,048 thousands with maturity in November 2018, bears fixed interest at a weighted average rate of 39.25% per annum.

During the last quarter of 2017, the Company, through its Chilean subsidiary obtained two lines of credit from Banco de Chile denominated in Chilean Pesos, to be applied to working capital needs. As of September 30, 2018, the amount outstanding under these lines of credit is $9,650 thousands and $14,690 thousands with maturity in October 2018 (renewed upon maturity) and bears interest at a fixed rate of 4.32% and 4.44% per annum, respectively.

As of September 30, 2018, the Company, through its Uruguayan subsidiary obtained an unsecured line of credit denominated in local currency for an amount of $10,865 thousands which bears interest at a fixed rate of 9.11% per annum, and through its Argentine subsidiary obtained an unsecured line of credit denominated in local currency for an amount of $8,417 thousands which bears interest at a fixed rate of 62.00% per annum. These lines of credit have maturity date within the next two months.

See Notes 9 and 12 to these interim condensed consolidated financial statements for details regarding the Company’s 2019 Notes and 2028 Notes and collateralized debt securitization transactions, respectively.

8. Long term retention plan (“LTRP”)

The following table summarizes the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 long term retention plan accrued compensation expense for the nine and three-month periods ended September 30, 2018 and 2017, which are payable in cash according to the decisions made by the Board of Directors:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
LTRP 2009	$-	$29	$-	$-
LTRP 2010	24	891	-	147
LTRP 2011	806	1,422	318	229
LTRP 2012	1,325	1,945	526	315
LTRP 2013	2,268	3,809	846	711
LTRP 2014	2,768	3,782	1,056	772
LTRP 2015	3,790	4,680	1,474	1,063
LTRP 2016	5,547	6,717	2,131	1,606
LTRP 2017	5,587	5,459	2,074	1,823
LTRP 2018	5,591	-	2,489	-
Total LTRP	$27,706	$28,734	$10,914	$6,666

9. Convertible Senior Notes

2.00% Convertible Senior Notes Due 2028

On August 24, 2018, the Company issued $800,000 thousands of 2.00% Convertible Senior Notes due 2028 and issued an additional $80,000 thousand of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). The 2028 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes. See Note 2 of these interim condensed consolidated financial statements for more details about the initial accounting of the 2028 Notes.

The Company will not have the right to redeem the notes prior to August 21, 2023. On or after August 21, 2023, if the last reported sale price of the Company’s common stock has been at or above 130% of the conversion price during specified periods, the Company may (at its option) redeem all or any portion of the 2028 Notes for cash equal to the 2028 Notes’ principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

Holders may convert their 2028 Notes at their option at any time prior to February 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after February 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Notes at any time, regardless of the foregoing circumstances.

In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands (including transaction expenses) in August 2018 to enter into the 2028 Notes Capped Call Transactions with certain financial institutions. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

The total estimated fair value of the 2028 Notes was $868,745 thousands as of September 30, 2018. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of September 30, 2018 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $340.5 closing price of the Company’s common stock on September 30, 2018, the if-converted value of the 2028 Notes does not exceeded their principal amount. The intention of the Company is to share-settle the excess conversion value upon conversion of the 2028 Notes.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of September 30, 2018:

September 30, 2018
(In thousands)
Amount of the equity component (1)	$327,305

2.00% Convertible Senior Notes due 2028	$880,000
Unamortized debt discount (2)	(331,547)
Unamortized transaction costs related to the debt component	(10,065)
Contractual coupon interest accrual	1,467
Net carrying amount	$539,855

(1)	Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.
(2)	As of September 30, 2018, the remaining period over which the unamortized debt discount will be amortized is 10 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

Nine month periods ended September 30,
2018
(In thousands)
Contractual coupon interest expense	$1,467
Amortization of debt discount	1,921
Amortization of debt issuance costs	36
Total interest expense related to the 2028 Notes	$3,424

2.25% Convertible Senior Notes Due 2019

On June 30, 2014, the Company issued $330,000 thousands of 2.25% Convertible Senior Notes due 2019 (the “2019 Notes”). The 2019 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The 2019 Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The 2019 Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of the 2019 Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the 2019 Notes.

Holders may convert their 2019 Notes at their option at any time prior to January 1, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances.

In connection with the issuance of the 2019 Notes, the Company paid $19,668 thousands, $67,308 thousands and $45,692 thousands (including transaction expenses) in June 2014, September 2017 and March 2018, respectively, to enter into capped call transactions with respect to shares of the common stock (the “2019 Notes Capped Call Transactions” and together with the 2028 Notes Capped Call Transactions, the “Capped Call Transactions”), with certain financial institutions. The 2019 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2019 Notes in the event that the market price of the common stock is greater than the strike price of the 2019 Notes Capped Call Transactions. The cost of the 2019 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

On August 24, 2018, the Company used a portion of the net proceeds from the 2028 Notes to repurchase or exchange and retire $263,724 thousands principal amount of its outstanding 2019 Notes. The consideration paid included $348,123 thousands in cash and 1,044,298 shares of the Company’s common stock. Additionally, the Company entered into agreements with certain financial institutions who were counterparties to the existing 2019 Notes Capped Call Transactions entered into in June 2014 and September 2017 to terminate a portion of those transactions, in each case, in a notional amount corresponding to the amount of 2019 Notes repurchased or exchanged and retired. In connection with the termination of existing 2019 Capped Call Transactions and the related unwinding of the existing hedge position, the Company received from certain financial institutions the amount of $121,703 thousands.

During the period from October 1, 2016 through September 30, 2018, 138 Notes were converted for a total amount of $138 thousands. Additionally, during the third quarter of 2018, the conversion threshold was met again and the 2019 Notes became convertible at the holders’ option beginning on October 1, 2018 and ending on December 31, 2018. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the excess conversion value due upon conversion of the 2019 Notes.

From October 1, 2018 to the date of issuance of these interim condensed consolidated financial statements, additional conversion requests for 151 Notes were made.

The total estimated fair value of the 2019 Notes was $179,114 thousands and $829,048 thousands as of September 30, 2018 and December 31, 2017, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2019 Notes as of the last day of trading for the period. The Company considered the fair value of the 2019 Notes as of September 30, 2018 and December 31, 2017 to be a Level 2 measurement. The fair value of the 2019 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $340.5 closing price of the Company’s common stock on September 30, 2018, the if-converted value of the 2019 Notes exceeded their principal amount by $112,549 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2019 Notes as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Amount of the equity component (1)	$9,196	$45,808

2.25% Convertible Senior Notes due 2019	$66,138	$329,972
Unamortized debt discount (2)	(1,496)	(15,469)
Unamortized transaction costs related to the debt component	(260)	(2,509)
Contractual coupon interest accrual	5,074	7,425
Contractual coupon interest payment	(4,702)	(7,425)
Net carrying amount	$64,754	$311,994

(1)	Net of $236 thousands of transaction costs related to the equity component of the 2019 Notes.
(2)	As of September 30, 2018, the remaining period over which the unamortized debt discount will be amortized is 0.8 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Nine month periods ended September 30,		Three month periods ended September 30,
	2018	2017	2018	2017

	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Contractual coupon interest expense	$5,074	$5,569	$1,361	$1,856
Amortization of debt discount	6,907	7,188	1,891	2,440
Amortization of debt issuance costs	1,104	1,106	307	381
Total interest expense related to the 2019 Notes	$13,085	$13,863	$3,559	$4,677

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

After reviewing the Company’s capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that should generate greater return to shareholders through investing capital into the business as compared to a dividend policy. Consequently, the decision has been made to suspend the payment of dividend to shareholders as of the first quarter of 2018.

11. Derivative instruments

The Company’s operations are in various foreign currencies and consequently are exposed to foreign currency risk. The Company uses foreign currency exchange contracts to reduce the volatility of earnings and cash flows.

As of September 30, 2018 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the principal amount of certain loans denominated in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $30,000 thousands in May 2019 and $16,500 thousands in June 2019, respectively, at a fixed currency exchange rate of 3.88 and 3.96 Brazilian Reais per U.S. dollar, respectively. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of September 30, 2018, the Company estimated that the whole amount of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of September 30, 2018 and December 31, 2017 were as follows:

		September 30,	December 31,
	Balance sheet location	2018	2017
(In thousands)
Derivative Assets
Foreign exchange contracts designated as cash flow hedges	Other current Assets	$ 2,376	$ —
Foreign exchange contracts not designated as hedging instruments	Other current Assets	$ 768	—
		$ 3,144	$ —

12. Securitization Transactions

The process of securitization consists of the issuance of securities collateralized by a pool of assets through a special purpose entity, often under a VIE.

The Company securitizes financial assets associated with its loan receivables portfolio. The Company’s securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote special purpose entities (“SPEs”) or the acquisition of loans receivable portfolios through SPEs. The Company generally retains economic interests in the collateralized securitization transactions, which are retained in the form of subordinated interests. For accounting purposes, the Company is precluded from recording the transfers of assets in securitization transactions as sales or is required to consolidate the SPE.

The Company securitizes certain loan receivables through Brazilian and Argentine SPEs, formed to securitize loan receivables provided by the Company to its users or purchased from financial institutions that grant loans to the Company’s users through MercadoPago. According to the SPE contracts, the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant because it retains the equity certificates of participation, and would therefore also be consolidated. When the Company controls the vehicle, it accounts the securitization transactions as if they were secured financing and therefore the assets, liabilities, and related results are consolidated in its financial statements.

As of September 30, 2018, the carrying value of the Brazilian collateralized debt was $15,130 thousands and bears interest at a rate of Brazilian DI plus 3.5% per annum for a term of 36 months, due on June 2021. The carrying value of the Argentine collateralized debt was $4,813 thousands and bears interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 27% and a maximum 37% nominal rate per annum for a term of 8 months, due on March 2019. This secured debt is issued by the SPEs and includes collateralized securities used to fund MercadoCredito business. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have recourse to the Company. Additionally, the cash flows generated by the SPEs are restricted to the payment of amounts due to third-party investors, but the Company retains the right to residual cash flows.

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of September 30, 2018 as follows:

September 30,
2018
Assets	(in thousands)
Current assets:
Restricted cash and cash equivalents	$49,151
Loans receivable, net	59,615
Total current assets	108,766
Total assets	$108,766
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$88
Loans payable and other financial liabilities	4,968
Total current liabilities	5,056
Non-current liabilities:
Loans payable and other financial liabilities	14,975
Total non-current liabilities	14,975
Total liabilities	$20,031

13. Subsequent Event

On October 26, 2018, the Company, through its subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, completed the acquisition of 100% of the equity interest of Kinexo S.A and Kaitzen S.A., which are software development companies located and organized under the laws of Argentina, for an amount of $4,000 thousands.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control-as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018, as updated by those described in “Item 1A — Risk Factors” in Part II of our Form10-Q for the quarter ended June 30, 2018, Exhibit 99.2 of our Form 8-K filed on August 20, 2018, and in other reports we file from time to time with the SEC.

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

The discussion and analysis of our financial condition and results of operations presents the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2018 and 2017;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
•	a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

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

To complement the MercadoLibre Marketplace, we developed MercadoPago, an integrated online payments solution. MercadoPago is designed to facilitate transactions both on and off our marketplace by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Mercado Pago is currently available in: Argentina, Brazil, Mexico, Colombia, Venezuela, Chile, Uruguay and Peru. MercadoPago allows merchants to facilitate checkout and payment processes on their websites and also enables users to simply transfer money to each other either through the website or using the MercadoPago App, available on iOS and Android. Additionally, we launched MercadoCredito, which is designed to extend loans to specific merchants and consumers. Our MercadoCredito solution allows us to deepen our engagement with our merchants, in Argentina, Brazil and Mexico, and consumers, in Argentina, by offering them additional services. Finally, we launched MercadoFondos, which allows users to invest funds deposited in their MercadoPago accounts.

To further enhance our suite of e-commerce services, we launched the MercadoEnvios shipping program in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through MercadoEnvios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers opting into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of September 30, 2018, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

Through MercadoLibre Classifieds Service, our online classified listing service, our users can also list and purchase motor vehicles, vessels, aircraft, real estate and services in all countries where we operate. Classified listings differ from Marketplace listings as they only charge optional placement fees and never final value fees. Our classifieds pages are also a major source of traffic to our website, benefitting both the Marketplace and non-marketplace businesses.

Furthermore, we developed our MercadoLibre advertising program to enable businesses to promote their products and services on the Internet. Through our advertising program, MercadoLibre’s sellers and large advertisers are able to display product ads on our webpages and our associated vertical sites in the region.

Additionally, through MercadoShops, our online store solution, users can set-up, manage and promote their own online store. These stores are hosted by MercadoLibre and offer integration with the other marketplace, payment and advertising services we offer. Users can pay monthly subscriptions for enhanced functionality and value added services on their store.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three-month periods ended September 30, 2018 and 2017:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)(**)	2018	2017	2018	2017
Brazil	59.4%	57.5%	62.2%	57.9%
Argentina	28.2	29.2	23.6	29.9
Mexico	6.3	3.9	8.2	3.8
Venezuela (***)	—	4.5	—	3.2
Other Countries	6.1	4.9	6.1	5.2

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $316.7 million and $102.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $107.6 million and $65.7 million for the three-month periods ended September 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2018 and 2017:

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (*) (**)		September 30,		to 2018 (*) (**)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 600.8	$ 493.5	$ 107.3	21.7%	$ 220.8	$ 176.6	$ 44.3	25.1%
Argentina	285.8	250.7	35.1	14.0	83.7	91.3	(7.6)	(8.3)
Mexico	63.6	33.6	29.9	89.1	29.0	11.5	17.5	152.1
Venezuela (***)	—	38.3	(38.3)	(100.0)	—	9.8	(9.8)	(100.0)
Other Countries	61.5	42.3	19.1	45.2	21.8	15.8	6.0	37.8
Total Net Revenues	$ 1,011.6	$ 858.5	$ 153.2	17.8%	$ 355.3	$ 304.9	$ 50.4	16.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $316.7 million and $102.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $107.6 million and $65.7 million for the three-month periods ended September 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***) Venezuelan revenues have been deconsolidated since December 1, 2017.  Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Recent Developments

2.00% Convertible Senior Notes Due 2028

On August 24, 2018, we issued $800 million of 2.00% Convertible Senior Notes due 2028, and on August 31, 2018 we issued an additional $80 million of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively, the 2028 Notes). The 2028 Notes are unsecured, unsubordinated obligations of us, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes.

Convertible Senior Notes Due 2019’s exchange

On August 24, 2018, we used a portion of the net proceeds from the 2028 Notes to repurchase or exchange and retire $263.7 million principal amount of our outstanding 2019 Notes. The consideration paid included $348.1 million in cash and 1,044,298 shares of our common stock. Additionally, we entered into agreements with certain financial institutions who were counterparties to the existing 2019 Notes Capped Call Transactions entered into in June 2014 and September 2017 to terminate a portion of those transactions, in each case, in a notional amount corresponding to the amount of 2019 Notes repurchased or exchanged and retired. In connection with the termination of existing 2019 Capped Call Transactions and the related unwinding of the existing hedge position, we received from certain financial institutions the amount of $121.7 million.

Please refer to Notes 2 and 9 to our unaudited interim condensed consolidated financial statements for additional detail on Convertible Senior Notes due 2028 and Convertible Senior Notes due 2019’s exchange.

Acquisition of a machine learning company in Argentina

On September 6, 2018, we, through our subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, completed the acquisition of 100% of the equity interest of Machinalis S.R.L., which is a machine learning company organized under the laws of Argentina, for an amount of $5.9 million.

Acquisition of software development companies in Argentina

On October 26, 2018, we, through our subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, completed the acquisition of 100% of the equity interest of Kinexo S.A and Kaitzen S.A., which are software development companies located and organized under the laws of Argentina, for an amount of $4.0 million.

Approval from the Central Bank of Brazil to operate as authorized payment institution

During November 2014, we submitted our application to become an authorized payment institution in Brazil through our Brazilian subsidiary MercadoPago.com Representações Ltda. On November 1, 2018 our Brazilian subsidiary obtained the approval from the Central Bank of Brazil to operate as authorized payment institution. The mentioned approval confirmed our ability to continue carrying out the payment processing functions.

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

Under the full retrospective method, we retrospectively applied ASC 606 to the nine and three-month period ended September 30, 2017. For the nine-month periods ended September 30, 2018 and 2017, we incurred $316.7 million and $102.6 million, respectively, of subsidized shipping costs that have been included as a reduction of revenues. For the three-month periods ended September 30, 2018 and 2017, we incurred $107.6 million and $65.7 million, respectively, of subsidized shipping costs that have been included as a reduction of revenues. The total impact resulting from the change in presentation of shipping subsidies was a decrease in Net revenues and Cost of net revenues of $102.6 million and $65.7 million in the Interim Condensed Consolidated Statement of Income for the nine and three-month periods ended September 30, 2017, respectively.

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams, “Enhanced Marketplace” and “Non-Marketplace”.

The following table summarizes our consolidated net revenues by revenue stream for the nine and three-month periods ended September 30, 2018 and 2017:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30, (*)
Consolidated net revenues by revenue stream	2018	2017	2018	2017
	(in millions)		(in millions)
Enhanced Marketplace (**)	$477.2	$539.1	$180.3	$181.1
Non-Marketplace (***) (****)	534.4	319.4	175.0	123.8
Total	$1,011.6	$858.5	$355.3	$304.9

(*)     The table above may not total due to rounding.

(**)    Includes final value fees and shipping fees. The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $316.7 million and $102.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $107.6 million and $65.7 million for the three-month periods ended September 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***)   Includes, among other things, ad sales, classified fees, payment fees and other ancillary services.

(****)  Includes $432.6 million and $232.4 million of Payment Fees for the nine-month periods ended September 30, 2018 and 2017, respectively. Includes $143.9 million and $92.3 million of Payment Fees for the three-month periods ended September 30, 2018 and 2017, respectively.

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

Through our classifieds offerings in motor vehicles, vessels, aircraft, real estate and services, we generate revenues from up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine-month periods ended September 30, 2018 and 2017, no single customer accounted for more than 5.0% of our net revenues.

Our MercadoLibre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela, Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and MercadoPago is available in 8 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico, Uruguay and Venezuela). Additionally, MercadoEnvios is available in 6 countries (Argentina, Brazil, Mexico, Colombia, Chile and Uruguay). The functional currency for each country’s operations is the country’s local currency, except for Venezuela and Argentina where the functional currency was the U.S. dollar due to Argentina and Venezuela’s status as highly inflationary economies. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below and Note 2 to our unaudited interim condensed consolidated financial statements for highly inflationary economy details. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 to our unaudited interim condensed consolidated financial statements for Venezuela’ deconsolidation details.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 10.0% of net revenues for the nine-month period ended September 30, 2018, as compared to 8.9% for the same period in 2017. For the three-month period ended September 30, 2018 these taxes represented 9.7% of net revenues, as compared to the 8.5% for the same period in 2017.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, cost of mobile point of sale products sold, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization, shipping operation costs and other operation costs.

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

Foreign Currency Translation

All of our foreign consolidated operations use the local currency as their functional currency, except for Argentina due to Argentina’s status as a highly inflationary economy. Accordingly, these operating foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as part of other comprehensive (loss) income, a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the unaudited interim condensed consolidated statements of income under the caption “Foreign currency (losses) gains”. See also “Highly inflationary status in Argentina” in note 2 of our interim unaudited condensed consolidated financial statements for a description of the current inflationary status of Argentina and the impacts of foreign currency translation on the Company’s operations in Argentina.

Venezuelan deconsolidation

Effective December 1, 2017, we determined that deteriorating conditions in Venezuela had led us to no longer meet the accounting criteria for control over our Venezuelan subsidiaries. Venezuela’s selective default determination, restrictive exchange controls and suspension of foreign exchange market in Venezuela, the lack of access to U.S. dollars through official currency exchange mechanisms together with the worsening in Venezuela’s macroeconomic environment resulted in other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar, and restricted our ability to pay dividends and our ability to satisfy other obligations denominated in U.S. dollars. Therefore, in accordance with the applicable accounting standards, as of December 1, 2017, we deconsolidated the financial statements of our subsidiaries in Venezuela and began reporting the results under the cost method of accounting.

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

Convertible Senior Notes

On June 30, 2014, we issued $330 million of 2.25% Convertible Senior Notes due 2019 (the “2019 Notes”). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1 of each year, at a rate of 2.25% per annum. The 2019 Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The 2019 Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of the 2019 Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the 2019 Notes

On August 24, 2018, we issued $800 million of 2.00% Convertible Senior Notes due 2028 and issued an additional $80 million of notes on August 31, 2018, pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028. The 2028 Notes are unsecured, unsubordinated obligations of us, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes.

We used a portion of the net proceeds from the 2028 Notes to repurchase or exchange and retire $263.7 million principal amount of our outstanding 2019 Notes. The consideration paid included $348.1 million in cash and 1,044,298 shares of our common stock. Additionally, we entered into agreements with certain financial institutions who were counterparties to the existing 2019 Notes Capped Call Transactions entered into in June 2014 and September 2017 to terminate a portion of those transactions, in each case, in a notional amount corresponding to the amount of 2019 Notes repurchased or exchanged and retired. In connection with the termination of existing 2019 Capped Call Transactions and the related unwinding of the existing hedge position, we received from certain financial institutions the amount of $121.7 million.

Please refer to Notes 2 and 9 to our unaudited interim condensed consolidated financial statements for additional information regarding the 2019 Notes, the 2028 Notes and the related capped call transactions.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As of September 30, 2018, we had a valuation allowance on certain foreign net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our unaudited interim condensed consolidated statement of income.

Stock-based compensation

Our board of directors adopted long-term retention plans (“LTRPs”), under which certain eligible employees receive awards. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk —Equity Price Risk” for details on the LTRPs. The variable LTRP awards are calculated based on the fair value of our common stock on the NASDAQ Global Select Market.

Results of operations for the nine and three-month periods ended September 30, 2018 compared to the nine and three-month periods ended September 30, 2017

The selected financial data for the nine and three-month periods ended September 30, 2018 and 2017 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018 or for any other period.

Statement of income data

	Nine-month Periods Ended September 30, (**)		Three-months Periods Ended September 30, (**)
(In millions)	2018 (*)	2017 (*)	2018 (*)	2017 (*)
	(Unaudited)		(Unaudited)
Net revenues (***)	$1,011.6	$858.5	$355.3	$304.9
Cost of net revenues	(519.4)	(342.2)	(185.6)	(129.1)
Gross profit	492.2	516.2	169.7	175.8

Operating expenses:

Product and technology development	(107.3)	(93.0)	(35.5)	(32.4)
Sales and marketing	(342.4)	(207.9)	(110.4)	(84.1)
General and administrative	(111.2)	(91.6)	(34.8)	(31.8)
Impairment of Long-Lived Assets	-	(2.8)	-	-
Total operating expenses	(560.9)	(395.4)	(180.7)	(148.3)
(Loss)/Income from operations	(68.7)	120.9	(11.0)	27.5

Other income (expenses):
Interest income and other financial gains	27.7	37.0	8.6	14.2
Interest expense and other financial charges	(39.8)	(19.7)	(15.9)	(6.7)
Foreign currency gain/(loss)	22.1	(19.5)	3.9	1.6
Net (loss)/income before income tax gain (expense)	(58.6)	118.7	(14.3)	36.7

Income tax gain/(expense)	24.4	(37.2)	4.2	(9.0)
Net (loss)/income	$(34.2)	$81.5	$(10.1)	$27.7

(*) The table above may not total due to rounding.

(**) Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2018 results do not include Venezuelan segment results.

(***) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $316.7 million and $102.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $107.6 million and $65.7 million for the three-month periods ended September 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from our Enhanced Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 17.8% in the nine-month period ended September 30, 2018 as compared to the same period in 2017. Our successful items sold and total payment volume increased 31.9% and 40.1%, respectively, in the nine-month period ended September 30, 2018 as compared to the same period in 2017. Additionally, our number of confirmed registered users was 23.7% higher as of September 30, 2018 as compared to the number of confirmed registered users as of September 30, 2017. Furthermore, our gross merchandise volume (“GMV”) and our successful items shipped increased 14.0% and 55.9%, respectively, in the nine-month period ended September 30, 2018 as compared to the same period in 2017. Our growth in net revenues was negatively affected by our implementation of ASC 606. Our shipping subsidies are netted from net revenues when we subsidize the cost of shipping. The free shipping subsidies incurred in the nine-month periods ended September 30, 2018 and 2017 amounted to $316.7 million and $102.6 million, respectively. For the nine-month period ended September 30, 2017 our revenues include Venezuelan revenues of $38.3 million. As a result of the deconsolidation, since December 1, 2017, our revenues for the nine-month period ended September 30, 2018 exclude the revenues of our Venezuelan subsidiaries. Finally, our net revenues were negatively affected by the devaluation of the Argentine Peso and Brazilian Reais of approximately 54.8% and 17.4% during 2018, respectively.

Our net revenues grew 16.5% in the three-month period ended September 30, 2018 as compared to the same period in 2017. Our successful items sold and total payment volume increased 12.5% and 24.1%, respectively, in the three-month period ended September 30, 2018 as compared to the same period in 2017. Additionally, our number of confirmed registered users was 23.7% higher as of September 30, 2018 as compared to the number of confirmed registered users as of September 30, 2017. Furthermore, successful items shipped increased 30.2%, while GMV decreased 2.6% in the three-month period ended September 30, 2018 as compared to the same period in 2017, mainly caused by the devaluation of certain Latin American currencies versus the U.S. Dollar. Our growth in net revenues was negatively affected by our implementation of ASC 606. Our shipping subsidies are netted from net revenues when we subsidize the cost of shipping. The free shipping subsidies incurred in the three-month periods ended September 30, 2018 and 2017 amounted to $107.6 million and $65.7 million, respectively. For the three-month period ended September 30, 2017 our revenues include Venezuelan revenues of $9.8 million. As a result of the deconsolidation, since December 1, 2017, our revenues for the three-month period ended September 30, 2018 exclude the revenues of our Venezuelan subsidiaries. Finally, our net revenues were negatively affected by the devaluation of the Argentine Peso and Brazilian Reais of approximately 30.1% and 3.7% during the third quarter of 2018, respectively.

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

Our gross profit margins were 48.7% and 60.1% for the nine-month periods ended September 30, 2018 and 2017, respectively. For the three-month periods ended September 30, 2018 and 2017, our gross profit margins were 47.8% and 57.7% respectively. The decrease in our gross profit margins resulted primarily from increases in free shipping costs, which are netted from net revenues, and increases in components of cost of net revenues, each as described below:

(i) Increased costs of providing free shipping in Brazil, Mexico, Argentina, Chile and Colombia of $214.1 and $41.8 million for the nine and three-month periods ended September 30, 2018, as compared with the same period in 2017, respectively.

(ii) Higher penetration of our payments and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the nine and three-month periods ended September 30, 2018, total volume of payments on our marketplace represented 89.8% and 90.8%, respectively, of our total GMV (excluding motor vehicles, vessels, aircraft, real estate and services); as compared to 81.4% and 84.3%, respectively, for the nine and three-month periods ended September 30, 2017. Additionally, for the nine and three-month periods ended September 30, 2018, the total number of items shipped through our shipping solution represented 64.1% and 65.0%, respectively, of our total number of successful items sold, as compared to 54.2% and 56.2%, respectively, for the nine and three-month periods ended September 30, 2017. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins as compared to other services we offer. In addition, our revenues are typically disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins in terms of revenues. For the nine and three-month periods ended September 30, 2018, collection fees increased $53.4 million and $12.0 million, respectively, as compared to the same period in 2017. For the nine and three-month periods ended September 30, 2018, sales tax increased $24.8 million and $8.4 million, respectively, as compared to the same period in 2017.

(iii) Increased cost of products sold of $45.7 and $17.3 million for the nine and three-month periods ended September 30, 2018, respectively, as compared with the same period in 2017, related to a higher volumes of mobile point of sale devices sold in Brazil, Argentina and Mexico. This increase generated lower profit margins.

(iv) Increased hosting costs of $19.7 million and $8.1 million for the nine and three-month periods ended September 30, 2018, respectively, as compared with the corresponding periods in 2017.

(v) Increased customer support costs of $15.8 and $3.2 million for the nine and three-month period ended September 30, 2018, as compared with the same period in 2017, mainly as a consequence of an increase in salaries and wages. The number of customer support employees was 3,268 as of September 30, 2018 as compared with 2,343 as of September 30, 2017.

(vi) Increased other cost of net revenues of $11.3 million and $4.9 million for the nine and three-month period ended September 30, 2018, as compared with the same period in 2017, mainly related to shipping operating costs.

In the future, gross profit margins could continue to decline if we continue to offer free shipping and the penetration of our payment solution and our shipping service grows faster than our marketplace sales.

Operating (loss)/income margins

For the nine-month period ended September 30, 2018 as compared to the same period in 2017, our operating (loss)/income margin decreased from a positive margin of 14.1% to a negative margin of 6.8%. For the three-month period ended September 30, 2018 as compared to the same period in 2017, our operating (loss)/income margin decreased from a positive margin of 9.0% to a negative margin of 3.1%. These decreases primarily correspond to increases in certain components of cost of net revenues, as described under “Gross profit margins” above, and increases in sales and marketing expenses (driven mainly by online and offline marketing expenses, buyer protection program expenses and bad debt expenses).

Other Data

	Nine-months Periods Ended September 30,		Three-month Periods Ended September 30,
(in millions)	2018	2017 (11)	2018	2017 (11)

Number of confirmed registered users at end of period (1)	248.9	201.2	248.9	201.2
Number of confirmed new registered users during period (2)	36.7	27.0	14.0	10.0
Gross merchandise volume (3)	$9,271.8	$8,131.6	$2,995.2	$3,075.3
Number of successful items sold (4)	249.1	188.9	83.5	74.2
Number of successful items shipped (5)	159.6	102.4	54.3	41.7
Total payment volume (6)	$13,153.8	$9,388.9	$4,552.4	$3,667.1
Total volume of payments on marketplace (7)	$8,324.1	$6,620.3	$2,720.3	$2,592.9
Total payment transactions (8)	263.7	158.2	103.9	62.3
Unique buyers (9)	33.1	27.6	17.9	16.3
Unique sellers (10)	12.9	8.7	4.3	4.6
Capital expenditures	$72.1	$52.1	$25.3	$17.5
Depreciation and amortization	$33.9	$30.0	$11.3	$10.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration, excluding Classifieds users.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration, excluding Classifieds users.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding Classifieds transactions.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace, excluding Classifieds items.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period, including Classifieds users.
(10)	New or existing users with at least one new listing in the period, including Classifieds users.
(11)	Data for 2017 includes Venezuelan metrics. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional details.

Net revenues

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (*)		September 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues (**)	$ 1,011.6	$ 858.5	$ 153.2	17.8%	$ 355.3	$ 304.9	$ 50.4	16.5%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $316.7 million and $102.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $107.6 million and $65.7 million for the three-month periods ended September 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Our net revenues grew 17.8% and 16.5% in the nine and three-month periods ended September 30, 2018 as compared to the same periods in 2017. The increase in net revenues was primarily attributable to increases in the enhanced marketplace transactions volume attributable to:

a)	increases of 31.9% and 12.5%, respectively, in successful items sold; and

b)	increases of 55.9% and 30.2%, respectively, in successful items shipped.

The 67.3% increase in our non-marketplace revenues from $319.4 million for the nine-month period ended September 30, 2017 compared to $534.4 million for the nine-month period ended September 30, 2018, mainly is generated by a 40.1% increase in our total payment volume.

For the three-month period ended September 30, 2018 our non-marketplace revenues increased 41.3% from $123.8 million in 2017 to $175.0 million in 2018, mainly due to a 24.1% increase in our total payment volume.

The increase in our net revenues was negatively impacted by the Venezuelan deconsolidation in the fourth quarter of 2017. For the nine and three-month periods ended September 30, 2017 our revenues include Venezuelan revenues of $38.3 million and $9.8 million, respectively. As a result of the deconsolidation, as of December 1, 2017 our 2018 revenues exclude the revenues of our Venezuelan subsidiaries.

Our net revenues were also negatively impacted by the devaluation of the Argentine Peso and Brazilian Reais by approximately 54.8% and 17.4%, respectively, during 2018.

The growth rate of our net revenues also decreased as compared to prior period-over period growth rates a consequence of higher shipping subsidies. For the nine-month periods ended September 30, 2018 and 2017, the amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $316.7 million and $102.6 million, respectively. For the three-month periods ended September 30, 2018 and 2017, the amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, was $107.6 million and $65.7 million, respectively.

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (***)		September 30,		to 2018 (***)
Consolidated Net Revenues by revenue stream	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Enhanced Marketplace	$ 260.9	$ 307.5	$ (46.7)	-15.2%	$ 105.5	$ 101.7	$ 3.8	3.8%
Non-Marketplace	340.0	186.0	154.0	82.8%	115.3	74.9	40.4	54.0%
	600.8	493.5	107.3	21.7%	220.8	176.6	44.3	25.1%
Argentina
Enhanced Marketplace	$ 149.8	$ 159.9	$ (10.1)	-6.3%	$ 44.6	$ 58.1	$ (13.5)	-23.3%
Non-Marketplace	135.9	90.7	45.2	49.8%	39.2	33.2	5.9	17.8%
	285.8	250.7	35.1	14.0%	83.7	91.3	(7.6)	-8.3%
Mexico
Enhanced Marketplace	$ 39.0	$ 18.6	$ 20.4	110.0%	$ 19.5	$ 6.0	$ 13.5	226.8%
Non-Marketplace	24.6	15.0	9.5	63.2%	9.5	5.5	3.9	71.3%
	63.6	33.6	29.9	89.1%	29.0	11.5	17.5	152.1%
Venezuela (****)
Enhanced Marketplace	$ —	$ 35.4	$ (35.4)	-100.0%	$ —	$ 9.2	$ (9.2)	-100.0%
Non-Marketplace	—	2.9	(2.9)	-100.0%	—	0.6	(0.6)	-100.0%
	—	38.3	(38.3)	-100.0%	—	9.8	(9.8)	-100.0%
Other countries
Enhanced Marketplace	$ 27.5	$ 17.7	$ 9.9	55.8%	$ 10.8	$ 6.3	$ 4.5	71.2%
Non-Marketplace	34.0	24.7	9.3	37.6%	11.0	9.5	1.5	15.8%
	61.5	42.3	19.1	45.2%	21.8	15.8	6.0	37.8%
Consolidated
Enhanced Marketplace (*)	477.2	539.1	(61.9)	-11.5%	180.3	181.1	(0.8)	-0.5%
Non-Marketplace (**)	534.4	319.4	215.0	67.3%	175.0	123.8	51.2	41.3%
Total	$ 1,011.6	$ 858.5	$ 153.2	17.8%	$ 355.3	$ 304.9	$ 50.4	16.5%

(*) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $316.7 million and $102.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $107.6 million and $65.7 million for the three-month periods ended September 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(**) Includes, among other things, payment fees, ad sales, classified fees and other ancillary services.

(***) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(****) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Brazil

Enhanced Marketplace revenues in Brazil decreased 15.2% in the nine-month period ended September 30, 2018 as compared to the same period in 2017. The decrease was primarily a consequence of an increase of $179.1 million in shipping subsidies related to our free shipping initiative launched in the second quarter of 2017, which is presented netted from revenues in accordance with ASC 606 and a 10.9% average devaluation of the local currency. This decrease was partially offset by a 46.8% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 82.8%, a $154.0 million increase, during the same period, mainly driven by: i) a 50.7% increase in the volume of payments transactions; and ii) a 103.4% increase in ad sales volume.

Enhanced Marketplace revenues in Brazil increased 3.8% in the three-month period ended September 30, 2018 as compared to the same period in 2017. This increase was primarily a consequence of a 32.5% increase in local currency gross merchandise volume, partially offset by an increase of $35.3 million in shipping subsidies related to our free shipping initiative launched in the second quarter of 2017, which is presented netted from revenues in accordance with ASC 606 and a 17.4% average devaluation of the local currency. Non-Marketplace revenues grew 54.0%, a $40.4 million increase, during the same period, mainly driven by: i) a 38.4 % increase in the volume of payments transactions; and ii) a 105.0 % increase in ad sales volume.

Argentina

Enhanced Marketplace revenues in Argentina decreased 6.3% in the nine-month period ended September 30, 2018 as compared to the same period in 2017. The decrease was primarily a consequence of a 35.4% average devaluation of the local currency and an increase of $17.3 million in shipping subsidies related to our free shipping initiative launched in the first quarter of 2018, which is presented netted from revenues in accordance with ASC 606. This decrease was offset by a 52.6% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 49.8%, a $45.2 million increase, during the same period, mainly driven by: i) a 19.3% increase in the volume of payments transactions; and ii) a 66.2% increase in ad sales volume.

Enhanced Marketplace revenues in Argentina decreased 23.3% in the three-month period ended September 30, 2018 as compared to the same period in 2017. The decrease was primarily a consequence of a 46.0% average devaluation of the local currency and an increase of $7.5 million in shipping subsidies related to our free shipping initiative launched in the first quarter of 2018, which is presented netted from revenues in accordance with ASC 606. This decrease was partially offset by a 49.2% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 17.8%, a $5.9 million increase, during the same period, mainly driven by: i) a 5.8% increase in the volume of payments transactions; and ii) a 64.4% increase in ad sales volume.

Mexico

Enhanced Marketplace revenues in Mexico increased 110.0% in the nine-month period ended September 30, 2018, as compared to the same period in 2017, mainly due to a 72.0% increase in local currency gross merchandise volume, partially offset by an increase of $11.6 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues in accordance with ASC 606. Non-Marketplace revenues grew 63.2%, a $9.5 million increase, mainly driven by increases in the volume of payments transactions.

Enhanced Marketplace revenues in Mexico increased 226.8% in the three-month period ended September 30, 2018, as compared to the same period in 2017, mainly due to a 68.1% increase in local currency gross merchandise volume and a decrease of $1.0 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues in accordance with ASC 606, partially offset by a 6.0% average devaluation of local currency. Non-Marketplace revenues grew 71.3%, a $3.9 million increase, during the same period, mainly driven by increases in the volume of payments transactions.

Venezuela

Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2018
Net revenues (**) (***)	$ 321.0	$335.4	$ 355.3	n/a
Percent change from prior quarter	-10%	4%	6%
2017
Net revenues (**) (***)	$ 269.7	$ 283.9	$ 304.9	$ 358.1
Percent change from prior quarter	5%	5%	7%	17%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $316.7 million and $102.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $107.6 million and $65.7 million for the three-month periods ended September 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

(***) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The following table sets forth the growth in net revenues in local currencies for the nine and three-month periods ended September 30, 2018 as compared to the same period in 2017:

	Changes from 2017 to 2018 (*)
(% of revenue growth in Local Currency) (**)	Nine-month period	Three-month period
Brazil	39.1%	56.4%
Argentina	71.2%	67.8%
Mexico	90.6%	168.2%
Other Countries	44.6%	42.8%
Total Consolidated	44.6%	58.3%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2017 and applying them to the corresponding months in 2018, so as to calculate what our financial results would have been if exchange rates remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

(**) The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues was $316.7 million and $102.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The amount incurred in shipping subsidies was $107.6 million and $65.7 million for the three-month periods ended September 30, 2018 and 2017, respectively. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

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

Cost of net revenues

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (*)		September 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 519.4	$ 342.2	$ 177.2	51.8%	$ 185.6	$ 129.1	$ 56.5	43.7%
As a percentage of net revenues (*)	51.3%	39.9%			52.2%	42.3%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2018 as compared to the same period of 2017, the increase of $177.2 million in cost of net revenues was primarily attributable to: i) an increase in collection fees of $53.4 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of MercadoPago in those countries and higher off-platform transactions; ii) an increase in cost of products sold of $45.7 million as a consequence of higher volumes of mobile point of sale devices sold in Brazil, Argentina and Mexico; iii) an increase in sales taxes of $24.8 million, mainly related to the growth of our Argentine and Brazilian operations; iv) an increase in hosting expenses of $19.7 million; v) a $15.8 million increase in customer support costs mainly as a consequence of salaries and wages due to an increase in headcount; and vi) a $11.3 million increase in other cost of net revenues, mainly related to increased shipping operating costs.

For the three-month period ended September 30, 2018 as compared to the same period of 2017, the increase of $56.5 million in cost of net revenues was primarily attributable to: i) an increase in cost of products sold of $17.3 million attributable to higher volumes of mobile point of sale devices sold in Brazil, Argentina and Mexico; ii) an increase in collection fees of $12.0 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of MercadoPago in those countries and higher off-platform transactions; iii) an increase in sales taxes of $8.4 million, mainly related to the growth of our Argentine and Brazilian operations; iv) an increase in hosting expenses of $8.1 million; v) a $4.9 million increase in other cost of net revenues, mainly related to increased shipping operating costs; and vi) a $3.2 million increase in customer support costs mainly as a consequence of salaries and wages due to an increase in headcount.

Product and technology development expenses

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (*)		September 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 107.3	$ 93.0	$ 14.3	15.4%	$ 35.5	$ 32.4	$ 3.1	9.6%
As a percentage of net revenues (*)	10.6%	10.8%			10.0%	10.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2018, the increase in product and technology development expenses as compared to the same period in 2017 amounted to $14.3 million. This increase was primarily attributable to: i) a $4.7 million increase in salaries and wages expenses; ii) an increase in other product and technology development expenses of $4.1 million primarily related to office, travel and accommodation expenses; iii) a $3.2 million increase in expenses incurred for temporary services, primarily related to temporary technology development workers; and iv) a $ 2.4 million increase in depreciation and amortization.

For the three-month period ended September 30, 2018, the increase in product and technology development expenses as compared to the same period in 2017 amounted to $3.1 million. This increase was primarily attributable to: i) a $1.1 million increase in expenses incurred for temporary services, primarily related to temporary technology development workers; ii) an increase in other product and technology development expenses of $0.9 million primarily related to office, travel and accommodation expenses; iii) a $0.3 million increase in salaries and wages; and iv) a $ 0.3 million increase in depreciation and amortization

We believe product development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (*)		September 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 342.4	$ 207.9	$ 134.5	64.7%	$ 110.4	$ 84.1	$ 26.3	31.3%
As a percentage of net revenues (*)	33.8%	24.2%			31.1%	27.6%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2018, the $134.5 million increase in sales and marketing expenses as compared to the same period in 2017 was primarily attributable to: i) an increase of $66.1 million in online and offline marketing expenses primarily in Brazil, Mexico and Argentina; ii) a $36.0 million increase in our buyer protection program expenses, mainly in Brazil; iii) a $19.3 million increase in our bad debt expenses, primarily related to our credit business; iv) a $6.3 million increase in salaries and wages; and v) a $4.7 million increase in chargebacks from credit cards due to the increase in our MercadoPago volume.

For the three-month period ended September 30, 2018, the $26.3 million increase in sales and marketing expenses as compared to the same period in 2017 was primarily attributable to: i) an $11.2 million increase in our buyer protection program expenses, mainly in Brazil; ii) an increase of $10.8 million in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; and iii) a $5.8 million increase in our bad debt expenses, mainly related to our credit business. This increase was partially offset by a decrease of $2.1 million  in chargebacks from credit cards.

General and administrative expenses

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (*)		September 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 111.2	$ 91.6	$ 19.6	21.4%	$ 34.8	$ 31.8	$ 3.0	9.6%
As a percentage of net revenues (*)	11.0%	10.7%			9.8%	10.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period September 30, 2018, the $19.6 million increase in general and administrative expenses as compared to the same period in 2017 was primarily attributable to: i) a $7.6 million increase in tax and legal fees; ii) a $5.1 million increase in salaries and wages; iii) a $3.2 million increase in other general and administrative expenses, mainly related to stamp tax and certain tax withholdings; iv) a $1.6 million increase in expenses incurred for temporary services, primarily related to temporary administrative employees; and v) a $1.5 increase in depreciation and amortization.

For the three-month period September 30, 2018, the $3.0 million increase in general and administrative expenses as compared to the same period in 2017 was primarily attributable to a $2.8 million increase in tax and legal fees.

Impairment of Long-Lived Assets

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (*) (**)		September 30,		to 2018 (*) (**)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ -	$ 2.8	$ (2.8)	-100.0%	$ -	$ -	$ -	0.0%
As a percentage of net revenues (*)	0.0%	0.3%			0.0%	0.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2018 results do not include Venezuelan segment results. Please refer to note 2 of our interim unaudited condensed consolidated financial statements for additional detail.

      We recorded an impairment of certain real estate investments owned by our Venezuelan subsidiaries of $2.8 million during the second quarter of 2017.

Other income (expense), net

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (*)		September 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$ 10.0	$ (2.1)	$ 12.2	569.0%	$ (3.3)	$ 9.1	$ (12.4)	-136.3%
As a percentage of net revenues (*)	1.0%	-0.2%			-0.9%	3.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2018, the $12.2 million increase in other income (expense), net as compared to the same period in 2017 was primarily attributable to an increase of $41.6 million in foreign exchange gains, partially offset by: i) an increase of $20.1 million in financial expenses, mainly attributable to financial interest related to the 2028 Notes and financial loans in Argentina, Uruguay and Chile; and ii) a $9.3 million decrease in interest income from our financial investments as a result of Argentine Peso devaluation and lower float in Argentina. The 2018 foreign exchange gains was mainly a consequence of a $23.7 million gain arising from: i) the Argentine Peso devaluation over our U.S. Dollar net asset position in Argentina for the first half of 2018 and; ii) regarding Argentina’s functional currency change due to highly inflationary economy status on July 1, 2018, the U.S. Dollar revaluation over our Argentine Peso net liability position in Argentina during the third quarter of 2018. This gain was partially offset by a $1.5 loss arising from the appreciation of the Mexican Peso over our U.S. dollar net asset position in Mexico. The 2017 foreign exchange losses was mainly a consequence of a $25.5 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela, partially offset by a $4.2 million gain arising from the Mexican Peso revaluation over our U.S. Dollar net liability position and a $1.9 million gain from the Argentine Peso devaluation with respect to our U.S. Dollar net asset position in Argentina.

For the three-month period ended September 30, 2018, the $12.4 million decrease in other income (expense), net as compared to the same period in 2017 was primarily attributable to: i) an increase of $9.2 million in financial expenses, mainly attributable to financial interest related to the 2028 Notes and financial loans in Argentina, Uruguay and Chile; ii) a $5.6 million decrease in interest income from our financial investments as a result of Argentine Peso devaluation and a lower float in Argentina. This increase in other income (expense), net was partially offset by higher foreign exchange gains of $2.3 million. The foreign exchange gains for the third quarter of 2018 was mainly a consequence of: i) a $5.1 million gain arising from the U.S. Dollar revaluation over our Argentine Peso net liability position in Argentina, partially offset by a $1.3 million loss arising from the appreciation of the Mexican Peso over our U.S. Dollar net asset position in Mexico.  The 2017 foreign exchange losses was mainly a consequence of a $2.6 million loss arising from the U.S. Dollar revaluation over our Bolivares Fuertes net asset position in Venezuela.

Beginning in the third quarter of 2018, the functional currency for our Argentine operations changed from the Argentine Peso to the U.S. dollar due to Argentina’s status as a highly inflationary economy. Please see Note 2 to our interim unaudited condensed consolidated financial statements.

Income tax

	Nine-month Periods Ended		Change from 2017		Three-month Periods Ended		Change from 2017
	September 30,		to 2018 (*)		September 30,		to 2018 (*)
	2018	2017	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax gain/(expense)	$ 24.4	$ (37.2)	$ 61.6	-165.4%	$ 4.2	$ (9.0)	$ 13.2	-147.1%
As a percentage of net revenues (*)	2.4%	-4.3%			1.2%	-2.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

During the nine-month period ended September 30, 2018 as compared to the same period in 2017, income tax expense decreased by $61.6 million mainly as a consequence of higher pre-tax losses in Brazil compared to the pre-tax gains recorded in Brazil during 2017 (as a result mainly of an increase in our operating costs discussed above) and higher pre-tax losses in Mexico (mainly attributable to an increase in our operating costs).

During the three-month period ended September 30, 2018 as compared to the same period in 2017, income tax expense decreased by $13.2 million mainly as a consequence of pre-tax losses in Brazil compared to the pre-tax tax gains recorded in Brazil during 2017 (as a result mainly of an increase in our operating costs discussed above).

U.S. and Argentina Tax Reforms

Please see Note 2 to our interim unaudited condensed consolidated financial statements for additional information regarding tax reforms in each jurisdiction in which we operate.

As of September 30, 2018 and December 31, 2017, we included the foreign tax credits related to the dividend distributions received from our subsidiaries under non-current deferred tax assets for a total amount of $12.7 million and $12.1 million, respectively. As of September 30, 2018 and December 31, 2017, we recorded valuation allowances of $12.7 million and $12.1 million, respectively, to fully impair the outstanding foreign tax credits.

Our blended tax rate is defined as income tax gain/(expense) as a percentage of (loss)/income before income tax. Our effective income tax rate is defined as the provision for income taxes payable as a percentage of (loss)/income before income tax. The effective income tax rate excludes the effects of the deferred income tax, and complementary income tax.

The following table summarizes our blended and effective tax rates for the nine and three-month periods ended September 30, 2018 and 2017:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2018	2017	2018	2017
Blended tax rate	41.6%	31.4%	29.6%	24.5%
Effective tax rate	-86.9%	43.8%	-120.7%	36.3%

Our blended tax rate for the nine and three-month periods ended September 30, 2018 increased as compared to the same period in 2017 mainly due to the effect of the compensation between pre-tax losses – at a higher tax rate – and pre-tax gains that generated a reduction of our interim consolidated pre-tax result and a higher blended tax rate. Such compensation effect did not take place in the nine-month period ended September 30, 2017.

Our effective tax rate for the nine and three-month periods ended September 30, 2018 decreased as compared to the same periods in 2017 mainly due to the combined effect of the increase in our pre-tax losses in Brazil and Mexico at segment level and the provision for income tax corresponding to certain subsidiaries with pre-tax gains. The following table sets forth our effective income tax rate on a segment basis for the nine and three-month periods ended September 30, 2018 and 2017:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2018	2017	2018	2017
Effective tax rate by country
Argentina	28.3%	21.1%	60.4%	18.8%
Brazil	-44.0%	29.3%	-187.7%	23.6%
Venezuela (*)	-	-0.8%	-	-3.0%
Mexico	-0.5%	-0.2%	-1.7%	0.4%

(*) Venezuelan results have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

The increase in the effective income tax rate in our Argentine subsidiaries during the nine and three-month periods ended September 30, 2018 as compared to the same periods in 2017 was mainly related to lower pre-tax gains and higher non-deductible expenses, mainly associated to the functional currency change related to our Argentine operations in the third quarter of 2018.

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

For further information regarding the benefits granted to the Company under the software development law, please see Note 2 to our interim unaudited condensed consolidated financial statements.

The decrease in our Brazilian effective income tax rate, which was negative for the nine and three-month periods ended September 30, 2018 as compared to the same period in 2017 was mainly related to the combined effect of the increase in our pre-tax losses in Brazil at segment level (as a result of an increase in our shipping subsidies described above) and the provision for income tax corresponding to certain subsidiaries with pre-tax gains.

The decrease in our Mexican negative effective income tax rate for the nine and three-month periods ended September 30, 2018 as compared with the same period in 2017 was mainly related to the combined effect of the increase in our pre-tax losses in Mexico at segment level (as a result of an increase in our shipping subsidies described above) and the provision for income tax corresponding to certain subsidiaries with pre-tax gains.

Segment information

(In millions, except for percentages)	Nine-month Period Ended September 30, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela (**)	Other Countries	Total
Net revenues	$ 600.8	$ 285.8	$ 63.6	$ —	$ 61.5	$ 1,011.6
Direct costs	(544.1)	(185.8)	(101.1)	—	(57.2)	(888.2)
Direct contribution/(Loss)	56.7	100.0	(37.5)	—	4.3	123.5
Margin	9.4%	35.0%	-59.0%	0.0%	7.0%	12.2%

	Nine-month Period Ended September 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 493.5	$ 250.7	$ 33.6	$ 38.3	$ 42.3	$ 858.5
Direct costs	(314.2)	(151.0)	(71.0)	(16.8)	(34.9)	(587.9)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	(2.8)
Direct contribution/(Loss)	179.3	99.7	(37.4)	18.7	7.4	267.7
Margin	36.3%	39.8%	-111.1%	48.7%	17.5%	31.2%

	Change from the Nine-month Period Ended September 30, 2017 to September 30, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 107.3	$ 35.1	$ 29.9	$ (38.3)	$ 19.1	$ 153.2
in %	21.7%	14.0%	89.1%	-100.0%	45.2%	17.8%
Direct costs
in Dollars	$ (229.9)	$ (34.8)	$ (30.1)	$ 16.8	$ (22.2)	$ (300.2)
in %	73.2%	23.0%	42.4%	-100.0%	63.7%	51.1%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 2.8	$ —	$ 2.8
in %	0.0%	0.0%	0.0%	-100.0%	0.0%	-100.0%
Direct contribution/(Loss)
in Dollars	$ (122.6)	$ 0.3	$ (0.2)	$ (18.7)	$ (3.1)	$ (144.3)
in %	-68.4%	0.3%	0.4%	-100.0%	-41.9%	-53.9%

(In millions, except for percentages)	Three-month Period Ended September 30, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela (**)	Other Countries	Total
Net revenues	$ 220.8	$ 83.7	$ 29.0	$ —	$ 21.8	$ 355.3
Direct costs	$ (190.2)	$ (60.4)	$ (35.2)	$ —	$ (18.8)	$ (304.6)
Direct contribution/(Loss)	30.7	23.3	(6.3)	—	3.0	50.6
Margin	13.9%	27.8%	-21.6%	0.0%	13.6%	14.3%

	Three-month Period Ended September 30, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 176.6	$ 91.3	$ 11.5	$ 9.8	$ 15.8	$ 304.9
Direct costs	$ (130.0)	$ (56.2)	$ (24.9)	$ (4.6)	$ (12.7)	$ (228.4)
Direct contribution/(Loss)	46.6	35.1	(13.4)	5.2	3.1	76.6
Margin	26.4%	38.4%	-116.9%	53.0%	19.7%	25.1%

	Change from the Three-month Period Ended September 30, 2017 to September 30, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 44.3	$ (7.6)	$ 17.5	$ (9.8)	$ 6.0	$ 50.4
in %	25.1%	-8.3%	152.1%	-100.0%	37.8%	16.5%
Direct costs
in Dollars	$ (60.2)	$ (4.2)	$ (10.3)	$ 4.6	$ (6.1)	$ (76.3)
in %	46.3%	7.5%	41.4%	-100.0%	48.4%	33.4%
Direct contribution/(Loss)
in Dollars	$ (16.0)	$ (11.8)	$ 7.2	$ (5.2)	$ (0.2)	$ (25.9)
in %	-34.2%	-33.6%	-53.3%	-100.0%	-5.1%	-33.8%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) Venezuelan results have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Net revenues

Net revenues for the nine and three-month periods ended September 30, 2018 as compared to the same period in 2017 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs

Brazil

For the nine-month period ended September 30, 2018 as compared to the same period in 2017, direct costs increased by 73.2%, mainly driven by: i) a 97.9% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, bad debt expenses, chargebacks from credit cards due to the increase in our MercadoPago volume and salaries and wages; ii) a 69.2% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher transactions volume of our MercadoPago business, cost of products sold as a consequence of higher volume of mobile point of sale devices, sales tax and salaries and wages related to customer service; iii) a 36.1% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, tax, legal and other fees; and iv) a 35.9% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses.

For the three-month period ended September 30, 2018 as compared to the same period in 2017, direct costs increased by 46.3%, mainly driven by: i) a 54.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher transactions volume of our MercadoPago business, cost of products sold as a consequence of higher volume of mobile point of sale devices, sales tax and salaries and wages related to customer service; ii) a 44.3% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, bad debt expenses, chargebacks from credit cards due to the increase in our MercadoPago transaction volume and salaries and wages; iii) a 28.1% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and other product development expenses and; iv) a 7.7% increase in general and administrative expenses, mainly attributable to an increase in tax, legal and other fees.

Argentina

For the nine-month period ended September 30, 2018 as compared to the same period in 2017, direct costs increased by 23.0%, mainly driven by: i) a 13.6% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher operating volume of MercadoPago business, cost of products sold as a consequence of higher volume of mobile point of sale devices and sales taxes; ii) a 114.0% increase in general and administrative expenses, mainly attributable to an increase in legal and other fees and other general and administrative expenses; iii) a 50.3% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses, buyer protection program expenses and chargebacks from credit cards due to the increase in our MercadoPago transaction volume and; iv) a 23.8% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses.

For the three-month period ended September 30, 2018 as compared to the same period in 2017, direct costs increased by 7.5%, mainly driven by: i) a 9.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher operation volume of MercadoPago business, cost of products sold as a consequence of higher volume of mobile point of sale devices and sales taxes; ii) a 50.8% increase in general and administrative expenses, mainly attributable to an increase in other general and administrative expenses; and iii) a 25.0% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses. This increase was partially offset by a 1.3% decrease in sales and marketing expenses, mainly due to a decrease in buyer protection program expenses and chargebacks from credit cards.

Mexico

For the nine-month period ended September 30, 2018 as compared to the same period in 2017, direct costs increased by 42.4%, mainly driven by: i) an 81.3% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration, customer support costs and cost of products sold as a consequence of higher volume of mobile point of sale devices; ii) a 32.1% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our MercadoPago volume, bad debt expenses  and salaries and wages; and iii) a 69.1% increase in product and technology development expenses, mainly attributable to depreciation and amortization.

For the three-month period ended September 30, 2018 as compared to the same period in 2017, direct costs increased by 41.4%, mainly driven by: i) a 74.4% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration, customer support costs and cost of products sold as a consequence of higher volume of mobile point of sale devices; and ii) a 32.0% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our MercadoPago volume, bad debt expenses and salaries and wages; and iii) a 76.8% increase in product and technology development expenses, mainly attributable to depreciation and amortization. This increase was partially offset by a 16.3% decrease in general and administrative expenses mainly due to a decrease in salaries and wages and other general and administrative expenses.

Venezuela

Venezuelan operations have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund MercadoPago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business and to fund the interest payments on our Notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We issued the 2019 Notes and 2028 Notes for net proceeds of approximately $321.7 million and $864.6 million, respectively. We have funded MercadoPago mainly by discounting credit card receivables, credit lines and through cash advances derived from our business.

Additionally, we started to fund our MercadoCredito business through securitization of certain loan receivables through special purpose entities (SPEs) created in Brazil and Argentina, formed to securitize loan receivables provided by us to our users. We will be using this alternative funding as the MercadoCredito business requires financing to develop and improve its operations. Please refer to Note 12 of our unaudited interim condensed consolidated financial statements for further detail on securitization transactions.

As of September 30, 2018, our main source of liquidity, amounting to $1,095.6 million of cash and cash equivalents and short-term investments and $2.8 million of long-term investments, was provided by cash generated from operations, proceeds from loans and from the issuance of the 2019 Notes and the 2028 Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt.

As of September 30, 2018, cash and investments of our non-U.S. subsidiaries amounted to $603.0 million, a 52.5% of our consolidated cash, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash and investments amounted to approximately 47.0% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil.

In the event we change the way we manage our business, our working capital needs could be funded, as in the past, through a combination of the sale of credit card coupons to financial institutions, cash advances from our business and securitization of financial assets through a special purpose vehicle, such as a trust.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2018 and 2017:

	Nine-month Periods Ended
	September 30, (*)
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$ 196.1	$ 242.4
Investing activities	22.1	91.8
Financing activities	570.6	(78.3)
Effect of exchange rates on cash and cash equivalents	(99.4)	(28.8)
Net increase in cash and cash equivalents	$ 689.5	$ 227.1

  (*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Nine-month Periods Ended		Change from 2017
	September 30, (*)		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 196.1	$ 242.4	$ (46.3)	-19.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

The $46.3 million decrease in net cash provided by operating activities during the nine-month period ended September 30, 2018, as compared to the same period in 2017, was primarily driven by a $115.7 million decrease in our net income, a $68.7 million decrease in funds payable to customers, a $20.8 million decrease in accounts payable and accrued expenses, a $13.6 million decrease in prepaid expenses, a $7.5 million decrease in interest received from investments, a $4.8 million decrease in inventory, and a $1.5 million decrease in accounts receivable, partially offset by a $235.4 million increase in credit card receivables.

Net cash provided by investing activities

	Nine-month Periods Ended		Change from 2017
	September 30, (*)		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Investing activities	$ 22.1	$ 91.8	$ (69.7)	-75.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash provided by investing activities in the nine-month period ended September 30, 2018 resulted mainly from purchases of investments of $1,814.4 million, which was offset by proceeds from the sale and maturity of investments of $1,964.5 million, as part of our financial strategy. We used $55.9 million in principal of loans receivable granted to merchants and consumers under our MercadoCredito solution, $65.1 million in the purchase of property plant and equipment (mainly in information technology in Argentina, Brazil and the United States), $ 2.3 million in payments related to the acquisition of Machinalis S.R.L., $4.4 million in advances for property and $0.2 million in purchase of intangible assets.

Net cash provided by (used in) financing activities

	Nine-month Periods Ended		Change from 2017
	September 30, (*)		to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Financing activities	$ 570.6	$ (78.3)	$ 648.9	828.4%

 (*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2018, the $648.9 million increase in net cash provided by (used in) financing activities was derived from $880.0 million in funds received from the issuance of the 2028 Notes, $156.1 million from loans payable and $121.7 million related to the partial unwinding of the 2019 Notes Capped Call Transactions. This increase in net cash from financing activities was partially offset by $348.1 million in payments from the exchange of the 2019 Notes, $137.5 million used to fund the portion of the 2019 Capped Call Transactions purchased in 2018 and the 2028 Notes Capped Call Transactions, $78.7 million for payments on loans payable, $16.3 million related to transactional costs arising from the issuance of the 2028 Notes and $6.6 million in cash dividends.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third-party debt financing, or by raising equity capital, as market conditions allow.

Debt

Convertible Senior Notes

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “2019 Notes”). The Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The 2019 Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The 2019 Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of the 2019 Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the Notes

On August 24, 2018, we issued $800 million of 2.00% Convertible Senior Notes due 2028 and on August 31, 2018 we issued an additional $80 million of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028. The 2028 Notes are unsecured, unsubordinated obligations of us, which pay interest in cash semi-annually, on February 15 and August 15, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes.

Please refer to Notes 2 and 9 to our unaudited interim condensed consolidated financial statements for additional information regarding the 2019 Notes, the 2028 Notes and the related capped call transactions.

MercadoPago Funding

During 2018, we, through our subsidiaries, obtained certain lines of credit in Argentina, Brazil, Chile and Uruguay primarily to fund the MercadoPago business. Additionally, we started to securitize certain loan receivables through its Argentine and Brazilian SPEs, formed to securitize loan receivables provided by us to our users. Please refer to Note 12 to our interim unaudited condensed consolidated financial statements for additional detail.

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

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment (as fulfillment centers), intangible assets and acquired business) for the nine-month periods ended September 30, 2018 and 2017 amounted to $72.1 million and $52.1 million, respectively.

During the nine-month period ended September 30, 2018, we invested $40.6 million in information technology in Brazil, Argentina and Mexico, and $38.0 million in our Argentine, Brazilian, Uruguayan and Mexican offices.

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

Off-balance sheet arrangements

As of September 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2018:

	Nine-months Periods Ended September 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 1,011.6	$ 858.5	17.8%	$ 1,241.3	$ 858.5	44.6%
Cost of net revenues	(519.4)	(342.2)	51.8%	(633.9)	(342.2)	85.2%
Gross profit	492.2	516.2	-4.7%	607.5	516.2	17.7%

Operating expenses:	(560.9)	(392.6)	42.9%	(694.7)	(392.6)	77.0%
Impairment of Long-Lived Assets	—	(2.8)	-100.0%	—	(2.8)	-100.0%
Total operating expenses	(560.9)	(395.4)	41.9%	(694.7)	(395.4)	75.7%
(Loss) / Income from operations	(68.7)	120.9	-156.8%	(87.2)	120.9	-172.1%

	Three-month Periods Ended September 30, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2018	2017	Percentage Change	2018	2017	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 355.3	$ 304.9	16.5%	$ 482.6	$ 304.9	58.3%
Cost of net revenues	(185.6)	(129.1)	43.7%	(254.3)	(129.1)	97.0%
Gross profit	169.7	175.8	-3.5%	228.3	175.8	29.8%

Operating expenses	(180.7)	(148.3)	21.9%	(254.0)	(148.3)	71.3%
(Loss) / Income from operations	(11.0)	27.5	-140.0%	(25.7)	27.5	-193.4%

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

We have a foreign exchange exposure management plan designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations through the execution of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments. For additional details related to our foreign currency exchange contracts, see “Note 11—Derivative Instruments” to our interim unaudited condensed consolidated financial statements included in this report.

We use foreign currency exchange contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We designate these contracts as cash flow hedges for accounting purposes. In case the derivate qualify for hedge accounting, the gain or loss is initially reported as a component of accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the same period the transaction affects earnings. In the case the derivative does not qualify for hedge accounting, the gain or loss is reported directly into earnings.

As of September 30, 2018, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiary whose functional currency is the U.S. dollar due to the inflationary environment. As of September 30, 2018, the total cash and cash equivalents denominated in foreign currencies totaled $445.4 million, short-term investments denominated in foreign currencies totaled $67.0 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $384.1 million. As of September 30, 2018, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of September 30, 2018, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $632.3 million and our U.S. dollar-denominated long-term investments totaled $2.8 million.

Please see to Note 2 to our interim unaudited condensed consolidated financial statements for further detail on Argentina’s functional currency change.

For the nine-month period ended September 30, 2018, we had a consolidated gain on foreign currency of $22.1 million primarily as a result of: i) a $23.7 million gain arising from the devaluation of the Argentine Peso over our U.S. Dollar net liability position in Argentina, partially offset by $1.5 million and $0.8 million losses arising from the appreciation of the Mexican Peso over our U.S. Dollar net asset position in Mexico.

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

The following table sets forth the percentage of consolidated net revenues by segment for the nine and three-month periods ended September 30, 2018 and 2017:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2018	2017	2018	2017
Brazil	59.4%	57.5%	62.2%	57.9%
Argentina	28.2	29.2	23.6	29.9
Mexico	6.3	3.9	8.2	3.8
Venezuela (**)	—	4.5	—	3.2
Other Countries	6.1	4.9	6.1	5.2

 (*) Percentages have been calculated using whole-dollar amounts.

(**) Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our unaudited interim condensed consolidated financial statements for additional detail.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the nine-month period ended September 30, 2018:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 1,124.0	$ 1,011.6	$ 919.7
Expenses	(1,200.4)	(1,080.3)	(982.1)
Loss from operations	(76.3)	(68.7)	(62.4)

Other expenses and income tax related to P&L items	15.1	12.3	10.1

Foreign Currency impact related to the remeasurement of our Net Asset position	24.6	22.1	20.0
Net Loss	(36.6)	(34.2)	(32.3)

Total Shareholders' Equity	$ 406.9	$ 341.8	$ 295.6

(1)	Appreciation of the subsidiaries’ local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*)  The table above may not total due to rounding.

The table above shows an increase in our net loss when the U.S. dollar weakens against foreign currencies because of the net negative impact of the re-measurement of our net asset position in U.S. dollars and the increase in our loss from operations and other expenses, net and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net loss when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the decrease in our loss from operations and other expenses, net and income tax lines related to the translation effect.

During the nine and three-month periods ended September 30, 2018, we entered into hedging transactions in Brazil and Chile in order to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Please refer to Note 11 of our interim unaudited condensed consolidated financial statements for additional detail on derivative instruments.

Argentine Segment

As of September 30, 2018, the Argentine Peso exchange rate against the U.S. dollar was 41.3.

Had a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar occurred on September 30, 2018, the reported net liability in our Argentine subsidiaries would have recorded a foreign exchange gain amounting to approximately $0.8 million in our Argentine subsidiaries.

During May 2018, the International Practices Task Force (“IPTF”) discussed the highly inflationary status of the Argentine economy. A highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. The alternative three-year cumulative indices at June 30, 2018 exceeded 100%. As a result, we have transitioned our Argentine operations to highly inflationary status as of July 1, 2018. Please refer to Note 2 to our interim unaudited condensed consolidated financial statements for further detail on the functional currency change.

Brazilian Segment

As of September 30, 2018, the Brazilian Reais exchange rate against the U.S. dollar was 4.0.

Had a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar occurred on September 30, 2018, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $25.3 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $7.2 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our MercadoPago receivables. As of September 30, 2018, MercadoPago’s receivables totaled $266.5 million. Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of September 30, 2018, loans granted under our MercadoCredito solution totaled $90.8 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2018, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.9%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of September 30, 2018 could decrease (increase) by approximately $0.01 million.

As of September 30, 2018, our short-term investments amounted to $67.0 million and our long-term investments amounted to $2.8 million. These investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2011 and 2012 long-term retention plans (the “2011 and 2012 LTRPs”, respectively), under which certain eligible employees receive awards (“LTRP Awards”), which are payable as follows:

•

eligible employees will receive a fixed payment equal to 6.25% of his or her LTRP Award under the 2011, and/or 2012 LTRP, respectively, once a year for a period of eight years. The 2011 LTRP awards began paying out starting in 2012 and the 2012 LTRP Awards starting in 2013(the “2011 or 2012 Annual Fixed Payment”, respectively); and

•

on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2011 or 2012 Variable Payment”, respectively) equal to the product of (i) 6.25% of the applicable 2011 and/or 2012 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2010 (with respect to the 2011 LTRP) and 2011 (with respect to the 2012 LTRP) Stock Price, ($65.41 and $77.77 for the 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

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

In order to receive an award under the 2013, 2014, 2015, 2016, 2017 and/or 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013, 2014, 2015, 2016, 2017 and/or 2018 LTRP award, payable as follows:

•

the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2013, 2014, 2015, 2016, 2017 and/or 2018 LTRP bonus once a year for a period of six years starting in March 2014, 2015, 2016, 2017, 2018 and/or 2019 respectively (the “2013, 2014, 2015, 2016, 2017 or 2018 Annual Fixed Payment”, respectively); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2013, 2014, 2015, 2016, 2017 or 2018 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2013, 2014, 2015, 2016, 2017 and/or 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 (with respect to the 2013 LTRP), 2013 (with respect to the 2014 LTRP), 2014 (with respect to the 2015 LTRP), 2015 (with respect to the 2016 LTRP), 2016 (with respect to the 2017 LTRP) and 2017 (with respect to the 2018 LTRP) Stock Price, defined as $79.57, $118.48, $127.29, $111.02, $164.17 and $270.84 for the 2013, 2014, 2015, 2016, 2017 and 2018 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2012, 2013, 2014, 2015, 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

At September 30, 2018, the total contractual obligation fair value of our 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 LTRP Variable Award Payment obligation amounted to $81.0 million. As of September 30, 2018, the accrued liability related to the 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 Variable Award Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $44.2 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 LTRP Variable Award Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of September 30, 2018
		MercadoLibre, Inc	2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018
		Equity Price	LTRP Variable Award contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		476.87	113,460
30%		442.80	105,356
20%		408.74	97,251
10%		374.68	89,147
Static	(*)	340.62	81,043
-10%		306.56	72,939
-20%		272.49	64,834
-30%		238.43	56,730
-40%		204.37	48,626

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine-month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 7 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of September 30, 2018, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than the risk factors previously disclosed under “Item 1A Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2018 and in Exhibit 99.2 of our Form 8-K filed on August 20, 2018.

The risks described in the reports referenced above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
4.1	Form of Specimen Certificate for the Registrant’s Common Stock. (2)
4.2	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)
4.3	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (3)
4.4	2018 Long-Term Retention Plan. (4)
4.5	Indenture with respect to the Registrant’s 2.00% Convertible Senior Notes due 2028, dated as of August 24, 2018, between the Registrant and Wilmington Trust, National Association, as trustee. (5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on form 8-K filed on June 30, 2014.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on form 8-K filed on August 24, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 2, 2018.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer