Form 10-K
period 2018-12-31
MERCADOLIBRE INC
filed 2019-02-28
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 001-33647

MercadoLibre, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	98-0212790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Arias 3751, 7th Floor

Buenos Aires, Argentina, C1430CRG

(Address of registrant’s principal executive offices) (Zip Code)

(+5411) 4640-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.001 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2018, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2018) was approximately $10,449,108,613. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2018 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2019, there were 45,202,859 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2019, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate and their possible impact on our business, and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•	our expectations regarding the continued growth of e-commerce and Internet usage in Latin America;
•	our ability to expand our operations and adapt to rapidly changing technologies;
•	our ability to attract new customers, retain existing customers and increase revenues;
•	the impact of government and central bank and other regulations on our business;
•	litigation and legal liability;
•	systems interruptions or failures;
•	our ability to attract and retain qualified personnel;
•	consumer trends;
•	security breaches and illegal uses of our services;
•	competition;
•	reliance on third-party service providers;
•	enforcement of intellectual property rights;
•	seasonal fluctuations and
•	political, social and economic conditions in Latin America.

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

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is the largest online commerce ecosystem in Latin America based on unique visitors and page views, and is present in 18 countries: Brazil, Argentina, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions.

Through our platform, we provide buyers and sellers with a robust environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 644 million people and one of the fastest-growing Internet penetration rates in the world. We believe that we offer technological and commercial solutions that address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

We offer our users an ecosystem of six integrated e-commerce services: the MercadoLibre Marketplace, the MercadoPago FinTech platform, the MercadoEnvios logistics service, the MercadoLibre Classifieds service, the MercadoLibre advertising solution and the MercadoShops online webstores solution.

The MercadoLibre Marketplace is a fully-automated, topically-arranged and user-friendly online commerce platform, which can be accessed through our website and mobile app. This platform enables both businesses and individuals to list merchandise and conduct sales and purchases online.

MercadoPago is our financial technology (FinTech) solution, designed to facilitate transactions both on and off our marketplaces by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Outside of our marketplaces, MercadoPago allows merchants to process transactions via their websites and mobile apps, as well as in their brick-and-mortar stores through QR and mobile points of sale (“MPOS”). It also enables users to easily transfer money to each other. Through MercadoFondo, our asset management product, our users are able to invest the stored balance from their MercadoPago account at competitive rates and in a simple way. MercadoCredito, our lending solution, allows us to finance merchants’ working capital needs and consumers’ purchases.

Through MercadoEnvios logistics solution we offer sellers on our platform technological and operational integration with third-party carriers and other logistics services providers, as well as fulfillment and warehousing services. Sellers that opt into the solution are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

Through MercadoLibre Classifieds, our online classified listing service, our users can also list and purchase motor vehicles, real estate and services in the countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and not final value fees. Our classifieds pages are also a major source of traffic to our platform, benefitting both the Enhanced Marketplace and non-Marketplace businesses.

Our advertising platform enables businesses to promote their products and services on the Internet. Through this platform, advertisers and our sellers are able to display ads on our webpages.

Additionally, through MercadoShops, our online store solution, users can set up, manage and promote their own online stores. These stores are hosted by MercadoLibre and offer integration with the rest of our ecosystem, namely our marketplaces and payment services. Users can select between a free model and a subscription-based model for enhanced functionalities and services on their store webpage.

History of MercadoLibre

In March 1999, Marcos Galperin, our co-founder and Chief Executive Officer, wrote MercadoLibre’s business plan while working towards his master’s degree in business administration at Stanford Business School. Shortly thereafter, he began to assemble a team of professionals to implement it. We were incorporated in Delaware in October 1999 and commenced operations in Argentina in August 1999.

Since our inception, we have grown both organically and through strategic acquisitions. The following table shows the services currently available in each country:

Country	Marketplace	MercadoPago	MercadoEnvios
Argentina	✓	✓	✓
Brazil	✓	✓	✓
Mexico	✓	✓	✓
Uruguay	✓	✓	✓
Colombia	✓	✓	✓
Chile	✓	✓	✓
Peru	✓	✓
Venezuela, Ecuador, Costa Rica, Dominican Republic, Panama, Bolivia, Guatemala, Parauay, Nicaragua, Honduras, El Salvador	✓

In addition to our organic growth, from 2001 to 2006, we had a strategic alliance with eBay, Inc “eBay”, one of our former stockholders. This alliance provided us with access to certain know-how and experience, which accelerated aspects of our development. On October 13, 2016, eBay sold all of its shares in our company. Following the termination of this alliance, there are no contractual restrictions preventing eBay from becoming one of our competitors. See “Risk Factors—Risks related to our business—We operate in a highly competitive and evolving market, and therefore face potential reductions in the use of our service.”

We completed our initial public offering in August 2007 and our common stock is traded on the Nasdaq Global Select Market (“NASDAQ”).

We have grown in part through certain acquisitions since our inception, including of certain operations of DeRemate.com in 2005 and, more recently, Inmobiliaria Web, Business Vision S.A., KPL Soluções Ltda and Metros Cúbicos, S.A. de C.V.

In February 2016, we acquired 100% of the issued and outstanding shares of capital stock of Monits S.A., an Argentina software development company. The objective of this acquisition was to enhance our software development capabilities.

In June 2016, we acquired 100% of the issued and outstanding shares of capital stock of Axado, a company that develops logistic software for the e-commerce industry in Brazil.  The objective of this acquisition was to enhance our software development capabilities on Transportation Management System and contribute to our shipping business performance.

More recently, in December 2017 and October 2018, we acquired E-Commet Software Ltda., a Brazilian software development company, Kaitzen S.A. and Kinexo S.A. (K&K), Argentina software development companies, respectively, to enhance our software development capabilities. In addition, we acquired Machinalis S.R.L., an Argentine company that develops machine-learning tools, in September 2018 to enhance our machine-learning tools capabilities.

Our strategy

Our main focus is to serve people in Latin America by enabling wide access to retail and payments e-commerce services, providing compelling technology-based solutions that democratize commerce and money, thus contributing to the development of a large and growing digital economy in a region with a population of over 644 million people and one of the fastest-growing Internet penetration rates in the world.

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

To achieve these objectives, we intend to pursue the following strategies:

•

Continue to improve shopping experience for our users. We intend to continually enhance our e-commerce ecosystem in order to better serve individuals, brands, retailers and other businesses that want to buy or sell goods and services online in a convenient, simple and safe way. We are committed to continue investing to develop new tools and technologies that facilitate web and mobile commerce on our platform. Within our constant focus on innovation, a key component of user experience is the vertical solutions we offer across key categories. We will continue to focus on improving the functionality of our websites and apps, building a verticalized experience in key categories, driving increased usage of our payments and shipping solutions to deliver a more efficient and safe shopping experience and providing our users with the help of a dedicated customer support department. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users, including the development of our MercadoPuntos loyalty program for frequent buyers.

•

Continue to grow our business and maintain market leadership. We focus on growing our business, achieving as many scale-related competitive advantages and strengthening our position as a preferred commerce and payments platform in each of the markets in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our business in new countries and entering new category segments, by launching new transactional business lines, and through potential strategic acquisitions of key businesses and assets.

•

Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive, and will continue to strive, to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) offering additional product categories in our marketplace, (b) expanding our presence in vehicle, real estate and services classifieds, (c) maximizing utilization of MercadoPago on our platform and expanding off-platform in online and offline transactions, (d) maximize the value and usage of account money through investments in MercadoFondo ,(e)maximizing utilization of MercadoEnvios, (f) expanding our MercadoCredito service, (g) offering enterprise software solutions to our online commerce business clients and (h) expanding our advertising offerings. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches in the future.

•

Increase monetization of our transactions. We focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we generate from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our fee-based features.

•

Take advantage of the natural synergies that exist between our services. We strive to leverage our various services and our MercadoPuntos loyalty program, to promote greater cross-usage and synergies, thereby creating a fully integrated ecosystem of e-commerce offerings. Consequently, we will continue to promote the adoption of our MercadoEnvios logistics solution, our advertising solution, and our MercadoPago payments solution on our Marketplace.

Enhanced Marketplace

Enhanced Marketplace is comprised of MercadoLibre Marketplace Service and MercadoEnvios Service:

MercadoLibre Marketplace Service

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

Additionally, we launched a loyalty program called “Mercado Puntos” in Brazil, Argentina, Mexico, Colombia and Chile. This program allows buyers to accumulate points for each purchase made on our platform, and grants access to certain benefits (i.e. free shipping services) as buyers advance through levels.

MercadoEnvios Shipping Service

MercadoEnvios is a shipping service for marketplace users, available in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through MercadoEnvios, we offer a cost-efficient integration with third-party logistics and shipping carriers to sellers on our platform as well as fulfillment and warehousing services. This program offers a uniform and seamlessly integrated shipping experience to buyers at competitive prices.

Non-Marketplace Services

Non-Marketplace Services are comprised of our MercadoPago Service, MercadoLibre Classifieds Service, MercadoLibre Advertising Service,  MercadoShops Webstores Service and other anciliarry businesses:

MercadoPago

Payments Service

To complement the MercadoLibre Marketplace and also to enhance the user experience for our buyers and sellers, we developed MercadoPago in 2004, MercadoPago, an integrated online payments solution, was initially designed to facilitate transactions on MercadoLibre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Our payments solution enables any MercadoLibre registered user to securely and easily send and receive payments online and also to pay for purchases made on MercadoLibre’s Marketplaces. Currently, MercadoPago processes and settles all transactions on our Marketplaces in Brazil, Argentina, Mexico, Chile, and Colombia, and is also available for our buyers and sellers in Perú and Uruguay.

Beyond facilitating Marketplace transactions over the years we have been expanding our array of MercadoPago services to third parties outside of MercadoLibre’s Marketplaces. We began by satisfying the growing demand for online-based payment solutions in Latin America through our merchant service usiness, providing the necessary digital payment infrastructure for e-commerce to flourish in Latin America. MercadoPago’s merchant service business allows merchants to facilitate checkout and payment processes on their websites through a branded or white label solution or software development kits, while also enabling users to simply transfer money to each other either through the website or using the MercadoPago app. Through MercadoPago we brought trust to the merchant-customer relationship, allowing online consumers to shop easily and safely, while giving them the confidence to share sensitive personal and financial data with us.

As we deployed our online-based payments solutions, we also observed that individuals, micro merchants and small and medium-sized enterprises’ (“SMEs”) in the physical world were being underserved or overlooked by incumbent payment providers and financial institutions in Latin America and that a very large number of retail transactions were settled in cash throughout the region. Consequently, we are now also aggressively deepening our payments offering by growing our online-to-offline (“O2O”) products and services. We envision MercadoPago as a powerful disruptive provider of inclusive end-to-end financial technology solutions that will generate financial inclusion to segments of the population that have been historically underserved and operate in the informal economy. Therefore, we currently offer in our main locations solutions for:

•	In-store physical payments by selling MPOS and quick response (“QR”) payment codes.

•	Digital payment solutions for utilities, mobile phone top up, peer-to-peer payments and more through our mobile wallet.
•	Pre-paid cards for users to spend and withdraw their account balances from their MercadoPago wallet, as well as co-branded credit cards in Argentina.
•	Merchant credits on and off the MercadoLibre Marketplace and Consumer Credits on the MercadoLibre Marketplace.
•	A money market fund to invest balances on MercadoPago accounts, which we market under the name MercadoFondo.

In July 2015 we began to expand our O2O payments offering by launching our MPOS initiative in Brazil, MercadoPago Point, which allows long-tail merchants, SMEs, and individuals not only to receive in-person payments, but most importantly to enable them to offer installments on the products and services they historically sold only in cash. Our MPOS solution allows merchants and individuals to process physical credit and debit cards, either by reading the chip and entering a personal identification number (PIN) or by swiping it. Our MPOS device was designed specifically to fit the needs of underserved or overlooked individuals and SMEs, as we do not require a rental fee for the device and offer a competitive transaction fee structure that gives them the flexibility to advance their sales. It also gives these users access to our full suite of FinTech solutions by integrating with the MercadoPago app and pre-paid card, without the needing a bank account. We subsequently launched our physical point-of-sale solution in Argentina and Mexico during 2016.

The results of our MPOS business not only have been encouraging, but also has given us greater confidence that we are well positioned to capitalize on a large opportunity in payments and FinTech in the region. Since its launch, MercadoPago Point has already grown to represent almost 50% of our off-platform payment volume on a consolidated basis and, in Brazil total payment volume coming from MPOS devices has already twice surpassed the volume of our online merchant service business.

MercadoCredito

We launched MercadoCredito, our credit solution, during the fourth quarter of 2016 in Argentina and during 2017 in Brazil and Mexico. MercadoCredito leverages our user base, which is not only loyal and engaged, but also has been historically underserved or overlooked by financial institutions and suffers from a lack of access to needed credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use MercadoPago as an end-to-end financial solution. Initially, we began offering credit to our merchants given the distribution capabilities and in-depth understanding of their sales on the MercadoLibre Marketplace. This has also allowed us to develop our own proprietary credit risk models with unique data that differentiate our scoring from traditional financial institutions, as we are able to leverage machine learning and artificial intelligence algorithms that we historically used for fraud prevention. Additionally, because our merchants’ business flows through MercadoPago, we are able to collect capital and interest payments from their existing sales on MercadoLibre’s Marketplaces, meaningfully reducing the risk of uncollectability on the loans we originate to our merchants.

Having identified a similar opportunity to fill a gap in terms of demand for credit, we have begun to originate working capital loans to merchants who adopt our MPOS solution. Merchant credit to MPOS merchants was launched in Argentina and Brazil during the second half of 2018.

Because a significant segment of the population in Latin America does not have access to credit cards, and given that the access to credit is a prohibitive factor for consumers when purchasing high-ticket items, we have also identified a significant opportunity for consumer lending. As such, we have begun to extend consumer credit to our buyers as well, leveraging their existing data on MercadoLibre’s Marketplaces and the distribution from our marketplace to proactively offer loans to them. Consumer credits were introduced in Argentina in 2017 and Brazil in 2018.

MercadoFondo

During the second half of 2018, we launched our asset management product for individuals in Argentina and for individuals and businesses in Brazil. This product is a critical pillar to building our alternative two-sided network vision. It incentivizes our users to begin to fund their digital wallets with cash as opposed to credit or debit cards given that the return our product offers is greater than that of traditional checking accounts.

With a seamless onboarding, this product allows users to withdraw and use the value stored in their digital wallets at any given time through QR code in-store payments, pre-paid cards, or cash withdrawn from an ATM, without requiring that their funds be trapped in a money market fund or a certificate of deposit to obtain an equivalent return.

This product is another way in which we continue to innovate, leveraging the rising trust in third-party e-commerce platforms and low levels of formal sector financial inclusion, which generate a unique opportunity for investment products aimed at users in Latin America who are unbanked or underbanked.

MercadoLibre Classifieds Service

The MercadoLibre Classifieds Service enables users to list their offerings related to motor vehicles, vessels, aircraft, real estate and services outside the Marketplace platform. Classifieds listings differ from Marketplace listings, as they only charge optional placement fees instead of final value fees. Our classifieds pages are also a major source of traffic to our website, benefitting both Marketplace and non-Marketplace businesses.

MercadoLibre Advertising Service

The MercadoLibre Advertising platform enables large retailers and various other consumer brands to promote their products and services on the Internet by providing branding and performance marketing solutions. Advertisers place product ads, display or banner advertisements in order to promote their brands and offerings on our webpages and our associated sites in the region. Advertisers can purchase improved search standing and/or specific categories, on a cost-per-click basis or per-impression basis. Our integrated advertising solutions allow brands to create the complete consumer discovery experience on our platform.

MercadoShops Webstores Service

MercadoShops is a software-as-a-service, fully hosted online store solution. Through MercadoShops, users can set-up, manage and promote  their own webstores. These webstores are hosted by MercadoLibre and offer integration with the other marketplace and payment services we offer. Users can choose from a basic, free webstore or pay monthly subscriptions for enhanced functionality and added services on their webstores.

Marketing

Our marketing strategy is designed to grow our platform by promoting the Mercado Libre brand, attracting new users and generating more frequent trading by our existing users. To this end, we employ various means of advertising, including placement in leading online channels across Latin America, paid and organic positioning in leading search engines, email and push notification marketing, onsite marketing and presence in offline events. During 2018, we also carried out a complete coverage of promotional campaigns on commercial dates such as child’s day, mother’s day, father’s day, Christmas and dates specific to the e-commerce industry such as Hot Sale, Cybermonday and Black Friday. We also ran video advertisements in Mexico, Colombia and Chile designed to improve awareness of some of the functional attributes of our products such as free shipping (for qualifying purchases) and our buyer protection program. Our expenditures in marketing activities were $249.6 million during 2018, $175.2 million during 2017 and $72.0 million during 2016.

Product development and Technology

At December 31, 2018, we had 2,409 employees on our information technology and product development staff, an increase from 754 employees at December 31, 2017, due to new hires and as a consequence of improvements in our ecosystem products such as MercadoCredito, our loyalty pogram MercadoPuntos and MercadoEnvios, which increased our information technology and product development staff. We incurred product development expenses (including salaries) in the amount of $146.3 million in 2018, $127.2 million in 2017 and $98.5 million in 2016.

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

We develop most of our software technology in-house. We have a development center in Buenos Aires where we concentrate the majority of our development efforts and a center in the province of San Luis in Argentina, which is a collaborative effort with the Technological University of La Punta. In this effort, the University offers us access to dedicated development facilities and a recruiting base for potential employees. We also opened a development center in Aguada Park, Montevideo, Uruguay, that is dedicated to software development activities and development centers in the Provinces of Córdoba, Mendoza, Entre Rios and Santa Fe in Argentina. We also have other research and/or development centers in Brazil, Chile and Uruguay.

While we have developed most of our software technology in-house, we have made acquisitions in the past to enhance our software development capabilities, and we outsource certain projects to outside developers. We believe that outsourcing the development of certain projects allows us to have a greater operating capacity and strengthens our internal know-how by incorporating new expertise into our business. In addition, our developers frequently interact with technology suppliers and attend technology-related events to familiarize themselves with the latest inventions and developments in the field.

 We also rely on certain technologies that we license from third parties, suppliers of key database technology, operating system and specific hardware components for our services.

Since 2010, we have been continuously working on a deep technology overhaul to switch from a closed and monolithic system to an open and decoupled one. We are splitting MercadoLibre into many small “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces, or API’s. All the Front-Ends are also being rewritten on top of these APIs. This effort has consumed a large amount of capital, people and management’s focus, and we intend to keep investing in this area. In October 2012, we opened our platform to the developer community during a launch event in Sao Paulo, Brazil. We seek to further open our platform to developers in the other locations in which we operate, with the objective of continuing to enhance our ecosystem.

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

Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for more detail). The first quarter of the year is generally our slowest period. The months of January, February and March correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This first quarter seasonality is partially mitigated by our operations in the countries located in the northern hemisphere, such as Colombia and Mexico, the slowest months for which are the summer months of July, August and September. Lastly, commercial campaigns like Black Friday and Cyber Monday generate an increase in transactions.

Competition

The online commerce market is rapidly evolving and is highly competitive. We expect competition to intensify even further in the future. Barriers-to-entry for large, well-established Internet companies are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. While we are currently a market leader in a number of the markets in which we operate, we currently or potentially could compete with marketplace operators, businesses that offer business-to-consumer online e-commerce services or others with a focus on specific vertical categories, as well as a growing number of brick and mortar retailers that have launched online offerings. Over the past few years, we have seen competition intensify not only as local players such as B2W or Magazine Luiza grow their ecommerce businesses, but also from international players such as Amazon which has been operating in Mexico since 2015 and more recently launched and expanded its online retailing business in Brazil.

In the classifieds advertising market, we compete with regional and local players with general or verticalized focus. In addition, we face competition from a number of large online communities and services that have expertise in developing e-commerce, facilitating online interaction, or both. Other large companies with strong brand recognition and experience in e-commerce, such as large newspaper or media companies, also compete in the online listing market in Latin America.

MercadoPago competes with existing online and offline payment methods, including banks and other providers of traditional payment methods. MercadoPago also competes in the rapidly evolving FinTech space with local and strong global players that are becoming increasingly interested in Latin America.

Intellectual Property Rights

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

We pursue the registration of our trademarks and service marks in each country in which we operate, in the United States, in the European Union, in China and in certain other Latin American countries. Generally, we pursue registration of the names and logos of “MercadoLibre,” “MercadoLivre,” “MercadoPago”, “MercadoEnvios”, “MercadoShops”, “MercadoCrédito” and “MercadoFondo”, and the names and logos specific to the country in which we are operating.

As part of our acquisition of certain subsidiaries of DeRemate.com Inc. (or “DeRemate”) and Classified Media Group, Inc. (or “CMG”), we acquired the trademarks of DeRemate and CMG, respectively, throughout the countries where they operated as well as certain other jurisdictions. We also own trademarks of Autoplaza.com.mx and Homeshop.com.mx in Mexico. Additionally, we operate online classified advertisements platforms dedicated to the sale of real estate in Chile through the Portal Inmobiliario brand and in Mexico through the Metros Cúbicos brand. In 2015, we acquired Metros Cúbicos (merged into MercadoLibre, S. de R.L. de C.V. since December 2016), company dedicated to the sale of real estate in Mexico, and KPL Soluções Ltda. (merged into Ebazar since August 2015), a company that develops ERP software for the e-commerce industry in Brazil, owners of Metros Cubicos and KPL trademarks, respectively. During 2016, we acquired Axado, a company that develops logistic software for the e-commerce industry in Brazil, owner of Axado trademark. Finally, in 2017 we acquired Ecommet Software Ltda., owner of the trademarks “Ecommet” and “Becommerce”, which is a company that develops e-commerce related software and provides consulting services related thereto in Brazil.

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

Employees

The following table shows the number of our employees by country at December 31, 2018:

Country	Number of Employees
Argentina	3,315
Brazil	2,113
Uruguay	883
Colombia	561
Mexico	167
Chile	162
Venezuela	30
Peru	8
Total	7,239

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

We are very proud of our employees and believe that our team is one of the most important assets of our Company. We believe that our employees are among the most knowledgeable in the Latin American high tech industry, and they have developed a deep understanding of our business and e-commerce in general. We believe we have been successful in attracting and retaining outstanding individuals over the years. Similarly, our future success will depend on our ability to continue to attract, develop and retain capable professionals. See “Item 1A. Risk Factors—Risks related to our business— We depend on key personnel, the loss of which could have a material adverse effect on us.”

Government regulation

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, electronic payments, privacy, data protection, taxation (including value added taxes (“VAT”), or sales tax collection obligations), obligations to provide information to certain authorities about transactions occurring on our platform or about our users, anti money laundering regulations and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover a wide variety of issues, including, without limitation, online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, electronic or mobile payments, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligation to provide certain information about transactions that occurred through our platform, or about our users), advertising, intellectual property rights, consumer protection and information security.

Our MercadoPago service is subject to regulation in the countries in which we operate, as described below:

Since 2013, we are subject to obligations in Brazil imposed on certain payment processing functions carried out by non-financial institutions. On November 1, 2018 we obtained the approval from the Central Bank of Brazil to operate as authorized payment institution, pursuant to its regulations and controls. The approval confirmed our ability to continue carrying out the payment processing functions.

With the Authorization Mercado Pago in Brazil will be subject to the supervision of the Central Bank of Brazil and must fully comply with all the obligations established in the current regulation, under penalty of (i) formal warning establishing a deadline for the remediation of non-compliance activity, (ii) pay penalties for non-compliance, or (iii) shut down our MercadoPago business in Brazil for an indefinite period of time, which would be costly.

During 2014 and 2015, Colombia enacted regulations which established specific requirements to open accounts and provide certain payment services, as well as policies for cash and risk management. In 2018 Colombia enacted further regulations requiring payment processors such as MercadoPago to comply with certain security, privacy and anti-money laundering standards.

Uruguay and Peru have also enacted regulations that cover a wide variety of issues related to electronic payments or e-money, including, among other things, rules related to the requirement to obtain authorization from the relevant authority to operate, offer or provide certain payment services.

In September 2016, we obtained the registration of our Uruguayan subsidiary before the Central Bank of Uruguay as an entity entitled to provide services of payments and collections. Thus, on November 1, 2016 MercadoPago was launched in Uruguay.

During 2017 and 2018, Chile enacted regulations regarding the issue and operation of paycards, which could affect MercadoPago’s operations, including authorization to operate, anti-money laundering obligations, capital and reserve fund requirements, operational and security safeguards among others. It is very likely that we will have to apply to obtain a license during 2019 to act as both payment card operator and issuer pursuant to the provisions of the above mentioned regulations.

In 2017, Mexico’s anti-competition regulatory commission began to investigate potential monopolistic practices across the e-commerce industry in an effort to ensure compliance with the Mexican anti-competition statute. As a market leader in the e-commerce industry in Mexico, we are complying fully with any inquries from the commission. We have not been named or implicated individually in any way.

In March 2018, Mexico enacted a law ruling FinTech institutions that applies to certain entities involved in online payments business and sets forth the obligations to request authorization to operate and to implement several changes to operations and systems. It is foreseeable that our MercadoPago business in Mexico will undergo regulatory proceedings during 2019 in order to become an authorized payment institution.

In the rest of the countries in which we operate we believe that the agency-based structure that we currently use for MercadoPago allows us to operate this service without obtaining any governmental authorizations or licenses or being regulated as a financial institution in the countries where we offer MercadoPago. However, as we continue to develop MercadoPago and, particularly, our peer-to-peer lending business we may need to secure governmental authorizations or licenses or comply with regulations applicable to financial institutions, electronic payments and/or anti-money laundering in the countries where we offer this service. In this regard, since November 2016 the Argentine subsidiary of the Company is registered before the Argentine anti-money laundering authority (“Unidad de Información Financiera”) as an entity subject to certain reporting obligations pursuant to anti-money laundering local regulations relating to prepaid card.

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

We are also the beneficiary of certain tax regulations in various jurisdictions in which we operate.

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

We are also subject to significant data protection and privacy-related regulations in many of the jurisdictions in which we operate. Further, some jurisdictions in which we operate are considering imposing additional restrictions or regulations.

In August 2016, we acquired 6,057 square meters and 50 parking spaces in an office building in process of construction located in Buenos Aires, for a total amount of $31.4 million. In connection with this acquisition, we obtained a preliminary approval that allows us to defer during a 2-year period payments of sales tax in the City of Buenos Aires up to the amounts disbursed for the building. These deferred payments will be extinguished (i.e. as tax reliefs) upon receiving definitive approval from the City of Buenos Aires government within that 2-year period, which is now tolling.

In November 2018, MercadoLibre, Inc., in accordance with to Resolution n° 4.222, issued by the National Monetary Council ("CMN"), and Circulars 3.649 and 3.317, issued by the Central Bank of Brazil, filed with the Central Bank an application for authorization to set up a financial institution in the modality of Savings and Loan Associations (“Sociedade de Crédito Financiamento e Investimento – SCFI”), to be controlled by MercadoLibre, Inc.

The purpose of this new company (which will be a financial institution in Brazil) will be to absorb the activities related to the granting of MercadoCredito loans in a more efficient and profitable way. The current lending structure in Brazil is carried out via a correspondent banking agreement with partner financial institutions, since the activity of lending money directly is exclusive to a financial institution.

Segment and Geographic Information

For an analysis of financial information about our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reporting Segments and Geographic Information”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Line Items—Net revenues” and Note 7, Segments to our audited consolidated financial statements included elsewhere in this report and incorporated by reference in this Item 1.

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

The market for online commerce is still a developing market in Latin America. Our future revenues depend substantially on Latin American consumers’ widespread acceptance and continued use of the Internet as a way to conduct commerce. The use of and interest in the Internet (particularly as a way to conduct commerce) has grown rapidly since our inception and we cannot assure you that this acceptance, interest and use will continue or continue to grow. For us to grow our user base successfully, more consumers must accept and use new ways of conducting business and exchanging information. The price of personal computers and/or mobile devices and Internet access may limit our potential growth in certain areas or countries with low levels of Internet penetration and/or high levels of poverty. The infrastructure for the Internet in Latin Americamay not be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements.

In addition, the Internet could lose its viability due to delays in telecommunications technological developments, or due to increased government regulation. Availability, transaction speeds, acceptance, interest and use of the Internet are all critical to our growth and services and the occurrence of any one or more the above challenges to Internet usage could have a material adverse effect on our business.

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

Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.

Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure and our cloud providers. We have been and are susceptible to hacking into our systems or other security breaches by unauthorized third parties. We are also susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system, errors or incidents of our cloud providers, and any such errors or interruptions could impede or delay our ability to process transactions on our site, which could reduce our revenue from activity on our site and adversely affect our reputation with, or result in the loss of users.

Substantially all of our computer hardware for operating the MercadoLibre Marketplace and MercadoPago services is currently located at the facilities of the Savvis Datacenter in Sterling, Virginia, with a backup database in Atlanta, Georgia. These systems and operations are vulnerable to damage or interruption from earthquakes, tornadoes, floods, fires and other natural disasters, power loss, computer viruses, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, and similar events.

The providers could also determine to close the facilities. We also have no formal disaster recovery plan or alternative providers of hosting services. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any errors, interruptions, delays or cessation of service could result in significant disruptions to our business that could ultimately be more expensive, time consuming, and resource intensive than anticipated. Defects or disruptions in our technology infrastructure could adversely impact our ability to process transactions, our financial results and our reputation.

Internet regulation in the countries where we operate is scarce, and several legal issues related to the Internet are uncertain.

Many of the countries where we operate do not have specific laws governing the liability of Internet service providers, such as ourselves, for fraud, intellectual property infringement, by us our third-party users of our services, illegal activities, third-party users of our services or other activity conducted over our platforms.

Existing laws, decrees and regulations in some of the countries where we operate related to e-commerce, electronic or mobile payments, information requirements for Internet providers, data collection, data protection, privacy, anti-money laundering, taxation (including VAT or sales tax witholdings), obligations to provide certain information to certain authorities about transactions which are processed through our platforms or about our users and those regulations applicable to consumer protection and businesses in general also may not specifically address how they are to be applied to our type of Internet-based operations.This legal uncertainty could negatively affect our clients’ perception and use of our services and could result in significant expense should we have to defend cases in an unclear legal environment. It is also possible that new laws and regulations will be adopted with respect to the Internet or other online services that could have a material adverse effect on our business, results of operation and financial condition.

Countries may enact laws or regulations that could adversely affect how we operate one or more of our businesses in those jurisdictions.

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

Because our services are accessible worldwide and we facilitate sales of goods to users worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws. As we expand and localize our international activities, we have to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the Latin American jurisdictions where we operate may be more restrictive to us than those in Latin America. In order to comply with these laws, we may have to change our business practices or restrict our services. We could be subject to penalties ranging from criminal prosecution, significant fines or outright bans on our services for failure to comply with foreign laws.

We are subject to significant privacy-related regulations in many of the jurisdictions in which we operate and we expect the number of those regulations applicable to us to increase.

We are subject to laws relating to the collection, use, storage and transfer of personally identifiable information about our users, especially financial information. Several jurisdictions already have regulations in this area, others are considering imposing additional restrictions or regulations. If we violate these laws, which in many cases apply not only to third-party transactions but also to transfers of information among ourselves, our subsidiaries, and other parties with which we have commercial relations, we could be subject to significant penalties and negative publicity, which would adversely affect us.

We are subject to regulations and potential litigation under competition laws.

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

Our business is dependent on users listing and purchasing items and services on our platform. We depend on the commercial activity that our users generate. We do not choose which items will be listed, nor do we make pricing or other decisions relating to the products and services bought and sold on our platform. Therefore, the principal drivers of our business are largely outside of our control, and we depend on the continued preference for our platform by millions of individual users.

We could face liability for the sale of regulated and prohibited items.

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

Users of our services could file complaints, which could result in harm to our reputation, inquiries from regulators or actions against us.

Government and consumer protection agencies have in the past received a substantial number of complaints about both the MercadoLibre Marketplace and MercadoPago. These complaints are small as a percentage of our total transactions, but they could become large in aggregate numbers over time. From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded and our Company has grown larger. We are likely to receive new inquiries from regulatory agencies in the future, which may lead to actions against us. We have responded to inquiries from regulatory agencies and described our services and operating procedures and have provided requested information. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, injunctions, fines or penalties, or forced to change our operating practices in ways that could harm our business, or if during these inquiries any of our processes are found to violate laws on consumer protection, or to constitute unfair business practices, we could be subject to civil damages, enforcement actions, fines or penalties. Such actions or fines could require us to restructure our business processes in ways that would harm our business and cause us to incur substantial costs.

We may be liable for or experience reputational damage from the failure of users of our Marketplace to deliver merchandise or make required payments.

Our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged. While we can suspend the accounts of users who fail to fulfill their delivery obligations to other users, we do not have the ability to force users to make payments or deliver goods sold. We also receive complaints from buyers regarding the quality of the goods purchased or the partial or non-delivery of purchased items. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection Program to buyers who meet certain conditions. We may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if we do not reimburse them, the result of which could materially adversely affect our business and financial condition. In addition, we may be liable in Brazil under applicable regulation for fraud committed by sellers and losses incurred by buyers when purchasing items through our platform in Brazil. We have expanded the coverage of our Buyer’s Protection Program and this coverage expansion may impact the number and amount of reimbursements we are required to make. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help customer service representatives carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

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

Our users may be the target of “phishing” emails or other intrusions that could subject us to investigations or liability.

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

Even though our terms of use clearly prohibit the sale of counterfeit items or any items infringing upon third parties’ intellectual property rights on our platform and we have implemented solutions to exclude goods and services that have been determined to violate our term of use, we are not able to detect and remove every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed and/or sold through the MercadoLibre Marketplace or MercadoShops and/or using MercadoPago infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work in coordination and cooperation with the intellectual property rights owners to seek to eliminate allegedly infringing items listed in the MercadoLibre Marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we may suspend the account of any user who infringes third-party intellectual property rights. Additionally, we provide intellectual property rights owners with resources through our Intellectual Property Protection Program (or “IPPP”), to enforce their rights against cuestionable listings. Despite all these measures some rights owners have expressed that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies. We have received in the past, and anticipate that we will continue to receive legal claims from intellectual property owners alleging violations of their rights.

While we have been largely successful to date in settling existing claims, the current absence of regulation related to the Internet in some of the countries where we operate results in great uncertainty as to the outcome of any future claims. Other companies providing similar services have also been subject to these types of claims in the United States and other countries. We cannot assure you that we will not be subject to similar suits, which could result in substantial monetary awards or penalties and costly injunctions against us.

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

We have strategic plans in place that we expect will increase costs in the future, and which we currently estimate will adversely affect our results of operations and financial condition and delay our return to profitability.

We continue to invest in two recent initiatives that complement the suite of products and services we offer buyers and sellers on our Marketplace. The first initiative consists of a cross-docking and fulfillment service that will permit us to engage third-party carriers to pick up sold products from seller locations, transport those products to a centralized warehouse leased by us for packaging, and coordinate subsequent delivery to the buyer’s selected location via third-party shipping services. We expect to incur increased shipping and warehousing costs in connection with these cross-docking and fulfillment services.

Our mobile wallet payments network is an offline payments network based on “quick response” (or QR) code technology, through which we facilitate efficient, cashless transactions for buyers on our marketplace. In order to develop this network, we are providing financial incentives to encourage buyers to use it. We may do incur increased costs in connection with the implementation of a mobile wallet payments network in the form of incremental advertising expenses, QR kit distribution costs and other marketing expenditures, among others. The implementation of the shipping initiatives and the mobile wallet payments network resulted in increased costs and will continue to result in increased costs in the near future. We currently estimate these increased costs to have an adverse effect on our results of operations and financial condition and further delay our return to profitability.

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

A significant risk associated with e-commerce and communications is the secure transmission of confidential information over public networks. Currently, the majority of MercadoLibre users authorize us to bill their credit card accounts or debit their bank accounts directly, or use MercadoPago to pay for their transactions. Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information. We rely on encryption and authentication necessary to provide the security and authentication technology to transmit confidential information securely, including customer credit card numbers and other account information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to disable or degrade service, or to sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Unauthorized parties have and may continue to attempt to gain access to our systems or facilities through various means, including, among others, hacking into our systems or those of our customers, partners or vendors, or attempting to fraudulently induce our employees, customers, partners, vendors or other users of our systems into disclosing user names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, these security measures cannot provide absolute security. Our information technology and infrastructure have and may continue to be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and card data that are stored on or accessible through those systems. Our security measures may also be breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities.

Actual or perceived vulnerabilities or data breaches may lead to claims against us. We also expect to spend significant additional resources to protect against security or privacy breaches, and may be required to address problems caused by breaches. Additionally, while we maintain insurance policies, our current insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. Some of our systems have experienced past security breaches and, although they did not have a material adverse effect on our operating results or reputation, there can be no assurance of a similar result in the future. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations, financial condition and reputation. In addition, any breaches of network or data security at our customers, partners or vendors could have similar negative effects.

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

Currently our revenues depend substantially on final value fees, up-front fees and fees related to our payment solution and such revenues may decrease if market conditions force us to lower such fees or if we fail to diversify our sources of revenue.

Our revenues currently depend primarily on final value fees related to our payment solution, and placement fees that we charge to our sellers upon selling their items and services or for listing products for sale. Our platform depends upon providing access to a large market at a lower cost than other comparable alternatives. If market conditions force us to substantially lower our final value fees or fees related to our payment solution or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be materially and adversely affected.

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

Manufacturers may limit distribution of their products by  dealers, or prevent dealers from selling through us or may encourage the government to limit e-commerce.

Manufacturers may attempt to enforce minimum resale price maintenance arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our site attractive relative to other alternatives. Increased competition or anti-Internet distribution policies could result in reduced operating margins, loss of market share and diminished value of our brand. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.

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

A number of jurisdictions where we operate have enacted legislation regulating money transmitters and/or electronic payments or funds transfers. We believe we do not require a license under the existing statutes of Argentina, Perú and Colombia to operate MercadoPago in those countries with MercadoPago’s current agency-based structure. If our operation of MercadoPago were found to be in violation of money services laws or regulations or any tax or anti-money laundering regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a financial entity. Any change to our MercadoPago business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoPago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure that we would be able to obtain these licenses in a timely manner or at all.

We are already subject to regulation in Brazil, and could be subject in the short term to new regulations in Mexico, Colombia and Chile, which would require us to obtain regulatory authorizations to operate MercadoPago. The failure to obtain any such authorization, or the loss of the existing authorizations could cause us to (i) shut down our MercadoPago business in the relevant jurisdiction for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance or face other penalties such as the dismantling of MercadoPago and/or (iii) limit the services we offer through MercadoPago in the relevant jurisdiction or change our business practices, any of which could materially adversely affect our business and results of operations.

MercadoPago is susceptible to illegal uses, and we could potentially face liability for any illegal use of MercadoPago.

MercadoPago is susceptible to potentially illegal or improper uses, including, fraudulent and illicit sales, money laundering, bank fraud and online securities fraud. In addition, MercadoPago’s service could be subject to unauthorized credit card use, identity theft, break-ins to withdraw account balances, employee fraud or other internal security breaches, and we may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using MercadoPago, if they are affected by buyer fraud.

We incur losses from claims of customers who did not authorize a purchase, from buyer fraud and from erroneous transmissions. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in MercadoPago losing the right to accept credit cards for payment. If MercadoPago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding MercadoPago accounts. We have taken measures to detect and reduce the risk of fraud on MercadoPago, such as running card security code (“CSC”) checks in some countries, having users call us to have them answer personal questions to confirm their identity or asking users to confirm the amount of a small debit for higher risk transactions, implementing caps on overall spending per users and data mining to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.

Compliance with anti-money laundering regulations could be costly for us and failure to comply could affect our results of operations.

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

MercadoPago competes with existing online and offline payment methods, including, among others, banks and other providers of financial services, particularly credit and debit cards, checks, money orders, and electronic bank deposits; international online payments services such as PayPal and Google Checkout, and local online payment services such as PayU in Argentina, Peru, Brazil, Chile, Colombia and Mexico, and Bcash, PagSeguro and MOIP in Brazil and Conecta in Mexico; the use of cash, which is often preferred in Latin America; and offline funding alternatives such as cash deposit and money transfer services, person-to-person payment services and mobile card readers such as Todo Pago in Argentina, PagSeguro, Payleven SumUp and Izettle in Brazil and Clip Sr, Pago, Billpocket and iZettle in Mexico. Some of these services may operate at lower commission rates than MercadoPago’s current rates and, accordingly, we are subject to market pressures with respect to the commissions we charge for MercadoPago services.

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

We are also charging a single final value fee for the right to use MercadoLibre Marketplace services and MercadoPago Payment services, jointly. This may result in a lower combined take rate, which could adversely affect our business.

We continue to expand MercadoPago’s services internationally. We have no experience with MercadoPago in Bolivia, Costa Rica, the Dominican Republic, Ecuador, Guatemala, Honduras, Panama, Paraguay, Nicaragua or Salvador. The introduction of MercadoPago in certain new markets may require a close commercial relationship with one or more local banks or other intermediaries. These or other factors may prevent, delay or limit our introduction of MercadoPago in other countries, or reduce its profitability.

We rely on banks or payment processors to fund transactions, and changes to credit card association fees, rules or practices may adversely affect our business.

Because MercadoPago is not a bank, we cannot belong to or directly access credit and debit card associations, such as Visa and MasterCard. As a result, we must rely on banks or payment processors to process the funding of MercadoPago transactions and MercadoLibre Marketplace collections, and must pay a fee for this service. From time to time, card associations may increase the interchange fees they charge for each transaction using one of their cards. The card processors of MercadoPago and the MercadoLibre Marketplace have the right to pass any increases in interchange fees on to us as well as increase their own fees for processing. These increased fees increase the operating costs of MercadoPago, reduce our profit margins from MercadoPago operations and, to a lesser degree, affect the operating margins of the MercadoLibre Marketplace.

We are also required by processors to comply with card association operating rules. The card associations and their member banks set and interpret the card rules. Some of those member banks compete with MercadoPago. Visa, MasterCard, American Express or other card companies could adopt new operating rules or re-interpret existing rules that we or MercadoPago’s processors might find difficult or even impossible to follow. As a result, we could lose our ability to provide MercadoPago customers the option of using debit or credit cards to fund their payments and MercadoLibre users the option to pay their fees using a debit or credit card. If MercadoPago were unable to accept credit cards, our MercadoPago business would be materially adversely affected.

We could lose the right to accept credit cards or pay fines if MasterCard and/or Visa determine that users are using MercadoPago to engage in illegal or “high risk” activities or if users generate a large amount of chargebacks. Accordingly, we are continually working to prevent “high risk” merchants from using MercadoPago. Additionally, we may be unable to access financing in the credit and capital markets at reasonable rates to fund our MercadoPago operations and for that reason our profitability and total payments volume could materially decline.

Our operating results may be impacted by an economic crisis.

General adverse economic conditions, including the possibility of recessionary conditions in the countries in which we operate or Latin America generally or a worldwide economic slowdown, would adversely impact our operating results and business. The price of oil on global oil markets has been declining and this decline, if prolonged, may have a materially adverse impact on economic conditions within certain countries in Latin America that rely heavily on the export of oil and gas, such as Brazil, Venezuela and Mexico, as well as their trading partners in the region. If the current weakness in the global economy persists or worsens, or the present global economic uncertainties continue to persist, many of our users, may delay or reduce their purchases of goods on the MercadoLibre Marketplace, which would reduce our revenues and have a material adverse impact on our business. Furthermore, future changes in trends could result in a material impact to our future consolidated statements of income and cash flows.

The failure of the financial institutions with which we conduct business may have a material adverse effect on our business, operating results, and financial condition.

The financial services industry experienced a period of unprecedented turmoil in 2008 and 2009, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. If the condition of the financial services industry deteriorates again or becomes weakened for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:

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

In each of Brazil, Argentina, Mexico, Colombia, Chile and Peru we offer users the ability to pay for goods purchased in installments using MercadoPago. In 2018, 2017 and 2016, installment payments represented 66.5%, 52.6% and 55.7%, respectively, of MercadoPago’s total payment volume. To facilitate the offer of the installment payment feature, we pay interest to discount credit card coupons. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on MercadoPago’s total payment volume.

Changes in MercadoPago’s funding mix could adversely affect MercadoPago’s results.

MercadoPago pays significant transaction fees when customers fund payment transactions using certain credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing MercadoPago account balance. Senders funded 72.8%, 74.3% and 77.2% of MercadoPago’s payment volume using credit cards during 2018, 2017 and 2016, respectively (either in a single payment or in installments), and MercadoPago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Customers may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us. Also, in Brazil, Mexico and Argentina, senders may prefer to pay by credit card without using installments to avoid the associated financial costs resulting in lower revenues to us.

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

Our MercadoCredito solution exposes us to additional risks.

Our MercadoCredito solution is offered to certain merchants and consumers, and the financial success of this product depends on the effective management of the credit related risk. To assess the credit risk of a merchant and/or consumer seeking a loan under the MercadoCredito solution, we use, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchants and/or consumer’s ability to repay the principal balance and interest related to the credit. This risk model may not accurately predict the creditworthiness of a merchant and/or consumer due to inaccurate assumptions about the particular merchant and/or consumer or the economic environment or limited product history, among other factors. The accuracy of the risk model and our ability to manage credit risk related to our MercadoCredito solution may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, obtain funding resources, changes in the economic environment and other factors.

Like other businesses with significant exposure to credit losses, we face the risk that MercadoCredito merchants and consumers will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs.

In addition, the funding and growth of our MercadoCredito business is directly related to interest rates; a rise in interest rates may negatively affect our MercadoCredito business and results of operations.

A rise in our shipping costs may negatively affect our MercadoEnvios shipping transaction volume.

In Brazil, Argentina, Mexico, Colombia, Uruguay and Chile, we offer users our MercadoEnvios shipping service through integration with local carriers. To achieve economies of scale, drive down shipping costs and eliminate friction for buyers and sellers, we generally pay local carriers directly for their shipping costs, and then we decide how much of those costs we transfer to our customers. If shipping costs increase, we may have to raise the shipping fees we charge to users which may have a negative effect on MercadoEnvios’s shipping volume.

If we cannot transfer these increased fees to our customers, the resulting increase in operating costs of MercadoEnvios could generate net losses in our Enhanced Marketplace operations.

We rely on local carriers to develop our shipping service and changes to their rules or practices may adversely affect our business.

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

Future strikes or similar event in Brazil or in any other country in which where MercadoEnvios operates may create political and economic uncertainty, which could have a material adverse effect on our business.

We could be subject to liability and forced to change our MercadoEnvios business practices if we were found to be subject to or in violation of any laws or regulations governing shipping in the countries where we operate; or if new legislation regarding this service were enacted in the countries where MercadoEnvios operates.

A number of jurisdictions where we operate have enacted legislation regulating shipping services. We believe we are not required to have a license under the existing statutes of Argentina, Brazil, Mexico, Colombia, Uruguay and Chile to operate MercadoEnvios with its current structure. If MercadoEnvios were found to be in violation of shipping services laws or regulations, or engaged in an unauthorized shipping business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a postal entity. Any change to our MercadoEnvios business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the MercadoLibre Marketplace, which would further harm our business. Even if we are not forced to change our MercadoEnvios business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure that we would be able to obtain these licenses in a timely manner or at all.

If we  do not successfully operate our fulfillment network our business may be negatively affected.

Through MercadoEnvios logistics solution, we offer sellers on our platform fulfillment and warehousing services. If we do not adequately estimate customer demand to operate our fulfillment network successfully, it could result in excess or insufficient fulfillment capacity. Further, as a result of our fulfillment network service, we maintain the inventory of third parties that sell products through our platform, which increases the complexity of tracking inventory and operating our fulfillment network. Our failure to accurately forecast customer demand and properly handle inventory could result in unexpected costs and materially adversaly affect our reputation or results of operations.

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

We pursue the registration of our intangible assets in each country where we operate, in the United States and in certain other countries worldwide. Effective intellectual property protection may not be available or granted to us by the appropriate regulatory authority in every country in which our services are made available online. We cannot assure you that we will always succeed in obtaining the intellectual property pretection we need. If we are not successful, MercadoLibre’s ability to protect its brands in against third-party infringers would be compromised and we could face claims by any future trademark owners. Any claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.

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

We rely on certain technologies that we license from third parties who supply of key database technology, operating system and specific hardware components for our services. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition. Although we generally have been able to renew or extend the terms of contractual arrangements with these third party service providers on acceptable terms, we cannot assure you that we will continue to be able to do so in the future.

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

We intend to continue to acquire businesses, technologies, services or products, as appropriate opportunities arise. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures. Moreover, future acquisitions may also generate unforeseen pressures and/or strains on our organizational culture.

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

Our direct competitors include, among others, various online sales and auction services, including Amazon, Facebook, OLX.com and a number of other small services, including those that serve specialty markets. We also compete with business-to-consumer online commerce services, such as pure play Internet retailer Submarino (a website of B2W Inc), and a growing number of brick and mortar retailers who have launched on line offerings such as Americanas (a website of B2W Inc), Casas Bahia and Falabella, OLX, QueBarato and with shopping comparison sites located throughout Latin America such as Buscape and Bondfaro. In addition, we compete with online communities that specialize in classified advertisements. Although no regional competitor exists in the classified market, local players such as Webmotors, VivaStreet and Zap maintain important positions in certain markets.

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

We are subject to the risk of fraudulent activity on our platforms by our users. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer experiences and increase buyer satisfaction, there can be no assurance that these measures will be sufficient to accurately detect, prevent or deter fraud. As our marketplace sales grow, the cost of remediating for fraudulent activity, including customer reimbursements, may materially increase and could negatively affect our operating results. In addition, users may perform frauds or potential illegal activities when using any platform we operate which could expose us to civil or criminal liability and could affect our financial performance. Although we have not experienced any material business or reputational harm as a result of fraudulent or potential illegal activities of our users in the past, we cannot rule out the possibility that any of the foregoing may occur causing harm to our business or reputation in the future. If any of the foregoing were to occur, our results of operations and financial conditions could be materially and adversely affected.

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

Governments in Latin America frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved, among other measures, price controls, currency devaluations, capital controls and limits on imports. Our business, financial condition, results of operations and prospects may be adversely affected by changes in government policies or regulations, including such factors as: exchange rates and exchange control policies; inflation rates; interest rates; tariff and inflation control policies; price control policies; import duties and restrictions; liquidity of domestic capital and lending markets; electricity rationing; tax policies, including royalty, tax increases and retroactive tax claims; and other political, diplomatic, social and economic developments in or affecting the countries where we operate. An eventual reduction of foreign investment in any of the countries where we operate may have a negative impact on such country’s economy, affecting interest rates and the ability of companies such as ours to access financial markets. In addition, our employees in Brazil and some of our employees in Argentina and Uruguay are currently represented by a labor union and employees in other Latin American countries may eventually become unionized. We may incur increased payroll costs and reduced flexibility under labor regulations if unionization in other countries were to occur, any of which may negatively impact our business.

Latin America has experienced adverse economic conditions.

Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Currently, as a consequence of adverse economic conditions in global markets and lower commodity prices and demand for commodities, many of the economies of Latin American countries have slowed their rates of growth, and some have entered recessions. The duration and severity of this slowdown is hard to predict and could adversely affect our business, financial condition, and results of operations. Additionally, certain countries have experienced or are currently experiencing severe economic crises, which may still have future effects.

Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls.

The currencies of many countries in Latin America, including Brazil, Argentina and Mexico, which together accounted for 93.9%, 95.2% and 94.8% of our net revenues for 2018, 2017 and 2016, respectively, have experienced volatility in the past, particularly against the U.S. dollar. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account, or are expected to account, for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine Peso has had a negative impact on the ability of Argentine businesses to honor their foreign currency denominated debt, led to high inflation, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to honor its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

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

Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina and Mexico, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in previous years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2018, 60.2% of our net revenues were denominated in Brazilian Reais, 26.2% in Argentine Pesos and 7.6% in Mexican Pesos.

Our business, results of operations and financial condition are particularly sensitive to fluctuations in the currency exchange rate between the U.S. dollar and the Argentine Peso.

Our results of operations and financial condition are particularly sensitive to changes in the Argentine Peso/U.S. dollar exchange rate. A significant part of our operations are conducted in Argentina, where our costs are incurred, for the most part, in Argentine Pesos, while our audited consolidated financial statements are presented in U.S. dollars. Consequently, appreciation of the U.S. dollar relative to the Argentine Peso, to the extent not offset by inflation in Argentina, could result in unfavorable variations in our operating results and, conversely, depreciation of the U.S. dollar relative to the Argentine Peso could impact our operating results in a positive manner.

In recent years, the Argentine Peso has suffered significant devaluations against the U.S. dollar and has continued to devaluate against the U.S. dollar. As a result of this economic instability, Argentina’s foreign debt rating has been downgraded on multiple occasions based upon concerns regarding economic conditions and rising fears of increased inflationary pressures. This uncertainty may also adversely impact Argentina’s ability to attract capital.

The increasing level of inflation in Argentina has generated pressure for further depreciation of the Argentine Peso. After several years of relatively moderate variations in the nominal exchange rate, the Argentine Peso depreciated against the U.S. dollar by 32.6% in 2013, 31.2% in 2014, 52.1% in 2015, 21.9% in 2016, 18.4% in 2017 and 100.3% in 2018, based on the official exchange rates published by the Argentine Central Bank.

The current Argentine government has set goals to reduce the primary fiscal deficit as a percentage of GDP over time, reduce the Argentine government’s reliance on Central Bank financing and has requested financial assistance from International Monetary Fund. If in spite of these measures the current Argentine government is unable to address Argentina’s structural inflationary imbalances, the prevailing high rates of inflation may continue, which would have an adverse effect on Argentina’s economy.

Inflation in Argentina could increase our costs of operations and impact our financial condition and results of operations. Inflation rates may continue to increase in the future, and the effects and effectiveness of government measures to control inflation, adopted presently or in the future, remains uncertain.

Inflation and certain government measures to curb inflation may have adverse effects on the economies of the countries where we operate, our business and our operations.

Most Latin American countries have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of Latin American countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty over the years in most Latin American countries. The Latin American countries where we operate may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In addition, if any of these countries experience high rates of inflation, particularly in Argentina, which was determined to be highly inflationary, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A return to a high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business and results of operations.

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

After reviewing the Company’s capital allocation process, the Board of Directors concluded that it has multiple investment opportunities that should generate greater return to shareholders through investing capital into the business as compared to a dividend policy. Consequently, the decision was made to suspend the payment of dividend to shareholders as of the first quarter of 2018. Our ability to pay dividends in the future may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, financial condition and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends, if any, or to grow our dividends over time.

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

On June 30, 2014, we issued convertible notes due 2019 (the “2019 Notes”) in an aggregate principal amount of $330 million. On August 24, 2018, the Company repurchased or exchanged and retired $263.7 million principal amount of the 2019 Notes. On August 24, 2018 and on August 31, 2018, we issued convertible notes due 2028 (the “2028 Notes” and together with the 2019 Notes, the “Notes”), in an aggregate principal amount of $880 million. At maturity, we will have to pay the holders of the Notes the full aggregate principal amount of the Notes then outstanding.

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

Our principal administrative, marketing and product development facilities are located in our offices in City of Buenos Aires and the provinces of Buenos Aires, Córdoba, Mendoza, Entre Rios, Santa Fe and San Luis, Argentina; Brasilia, Florianópolis, São Paulo and Osasco, Brazil; Mexico City, Mexico; Aguada Park and Montevideo, Uruguay; Bogotá and Medellín, Colombia; Lima, Perú and Santiago de Chile, Chile. Currently, all of our offices are occupied under lease agreements, except for our Argentine office. The leases for our facilities provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

Our fulfillment centers for MercadoEnvios are located in Axotlán, Municipio de Cuautitlán Izcalli, Mexico State, Mexico and in Louveira, São Paulo State, Brazil. Our crossdocking centers for MercadoEnvios in Brazil are located in Campinas, Barueri and São Paulo, all of them in São Paulo State. All of the centers are occupied under lease agreements.

Our headquarters are located in Buenos Aires, Argentina. Our data centers are located in Virginia, United States, and occupy approximately 418 square meters. As of December 31, 2018, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	México	Others	Total
	(sq mt)	(sq mt)	(sq mt)	(sq mt)	(sq mt)
Owned facilities	14,547	-	-	-	14,547
Leased facilities	44,268	76,909	32,397	10,439	164,013
Total facilities	58,815	76,909	32,397	10,439	178,560

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Item 8 of Part II, “Financial Statements and  Supplementary  Data”—Note 15 Commitments and Contingencies—Litigation and Other Legal Matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2018, the closing price of our common stock was $292.85 per share. As of February 22, 2019, we had 12 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Select Market:

	High	Low
2018
1st quarter	$413.94	$322.58
2nd quarter	$355.48	$285.35
3rd quarter	$384.39	$295.70
4th quarter	$369.51	$257.52

2017
1st quarter	$216.29	$161.02
2nd quarter	$297.22	$215.28
3rd quarter	$292.38	$232.64
4th quarter	$329.28	$221.51

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2018.

Dividend Policy

After reviewing the Company’s capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the decision has been made to suspend the payment of dividend to shareholders as of the first quarter of 2018.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2018 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on December 31, 2007 through December 31, 2018 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance:

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

The following summary financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December, 31
(in millions)	2018 (*)	2017 (*)	2016 (*)	2015 (*)	2014 (*)
Statement of income data:
Net revenues (**)	1,439.7	1,216.5	844.4	651.8	556.5
Cost of net revenues	(742.6)	(496.9)	(307.5)	(215.0)	(159.0)
Gross profit	697.0	719.6	536.9	436.8	397.6

Operating expenses:
Product and technology development	(146.3)	(127.2)	(98.5)	(76.4)	(53.6)
Sales and marketing	(482.4)	(325.4)	(156.3)	(128.6)	(111.6)
General and administrative	(137.8)	(122.2)	(87.3)	(76.3)	(62.4)
Impairment of Long-Lived Assets	—	(2.8)	(13.7)	(16.2)	(49.5)
Loss on Deconsolidation of Venezuelan Subsidiaries (***)	—	(85.8)	—	—	—
Total operating expenses	(766.5)	(663.3)	(355.8)	(297.6)	(277.1)
(Loss)/Income from operations	(69.5)	56.3	181.1	139.2	120.5

Other income (expenses):
Interest income and other financial gains	42.0	45.9	35.4	20.6	15.3
Interest expense and other financial charges	(56.2)	(26.5)	(25.6)	(20.4)	(11.7)
Foreign currency gains/(loss)	18.2	(21.6)	(5.6)	11.1	(2.4)
Net (loss)/income before income tax gain/(expense)	(65.5)	54.1	185.3	150.5	121.8
Income tax gain/(expense)	28.9	(40.3)	(49.0)	(44.7)	(49.1)

Net (Loss)/income	(36.6)	13.8	136.4	105.8	72.7
Less: Net Income attributable to Noncontrolling	—	—	—	—	0.1
Net (Loss)/income available to common shareholders	(36.6)	13.8	136.4	105.8	72.6

(*)The table above may not total due to rounding.

(**)The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues when we act as an agent, were $424.8 million and $181.6 million for the year ended ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

(***) Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2018 results do not include Venezuelan segment results. Please refer to note 2 from our audited consolidated financial statements for additional detail.

	At December 31,
(in millions, except for per share data)	2018	2017	2016	2015	2014
Balance sheet data:
Total assets	$2,239.5	$1,673.2	$1,367.4	$1,003.6	$966.8
Long term debt	602.2	312.1	301.9	294.3	282.2
Total liabilities	1,902.8	1,347.4	938.6	664.1	611.1
Net assets	336.7	325.8	428.9	339.5	355.8
Common stock	0.05	0.04	0.04	0.04	0.04
Equity	336.7	325.8	428.9	339.5	355.8
Cash dividend declared per common share	$—	$0.600	$0.600	$0.412	$0.664

	Year Ended December 31,
	2018	2017	2016	2015	2014
(Loss)/Earnings per share data:
Basic net (loss)/income available to common stockholders per common share	$(0.82)	$0.31	$3.09	$1.63	$2.66
Diluted net (loss)/income per common share	$(0.82)	$0.31	$3.09	$1.63	$2.66
Weighted average shares(1):
Basic	44,529,614	44,157,364	44,157,251	44,153,884	44,152,600
Diluted	44,529,614	44,157,364	44,157,251	44,153,884	44,152,600
(1) Shares outstanding at December 31, 2018 were 45,202,859.

	Year ended December 31,
(in millions)	2018(11)	2017 (11)	2016	2015	2014
Other data:
Number of confirmed registered users at end of period (1)	267.4	211.9	174.2	144.6	120.9
Number of confirmed new registered users during period (2)	55.5	37.7	29.5	23.7	21.5
Gross merchandise volume (3)	$12,504.9	$11,749.3	$8,048.1	$7,150.8	$7,081.9
Number of successful items sold (4)	334.7	270.1	181.2	128.4	101.3
Number of successful items shipped (5)	221.7	150.7	86.5	45.2	17.8
Total payment volume (6)	$18,455.9	$13,731.7	$7,753.7	$5,184.1	$3,523.2
Total volume of payments on marketplace (7)	$11,274.5	$9,627.6	$5,627.4	$3,764.7	$2,581.8
Total payment transactions (8)	389.3	231.4	138.7	80.4	46.3
Unique buyers (9)	37.4	33.7	27.7	23.6	22.0
Unique sellers (10)	10.8	10.1	9.4	7.8	7.1
Capital expenditures	$102.0	$83.5	$84.7	$109.3	$76.1
Depreciation and amortization	$45.8	$40.9	$29.0	$23.2	$16.9

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration, excluding Classifieds users.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration, excluding Classifieds users.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding Classifieds transactions.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace, excluding Classifieds items.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using MercadoPago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using MercadoPago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using MercadoPago.
(9)	New or existing users with at least one purchase made in the period, including Classifieds users.
(10)	New or existing users with at least one new listing in the period, including Classifieds users.
(11)

Data for 2017 includes Venezuelan metrics up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail. Data for 2018 excludes Venezuelan metrics.

Non-GAAP Measures of Financial Performance

To supplement our audited consolidated financial statements presented in accordance with U.S. GAAP, we use foreign exchange (“FX”) neutral measures as a non-GAAP measure.

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

The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2018	2017	Percentage Change	2018	2017	Percentage Change

Net revenues	$ 1,439.7	$ 1,216.5	18.3%	$ 1,820.7	$ 1,216.5	49.7%
Cost of net revenues	(742.6)	(496.9)	49.4%	(943.2)	(496.9)	89.8%
Gross profit	697.0	719.6	-3.1%	877.6	719.6	22.0%

Operating expenses	(766.5)	(574.7)	33.4%	(984.0)	(574.7)	71.2%
Impairment of Long-Lived Assets	—	(2.8)	-100.0%	—	(2.8)	-100.0%
Loss on Deconsolidation of Venezuelan Subsidiaries	—	(85.8)	-100.0%	—	(85.8)	-100.0%
Total operating expenses	(766.5)	(663.3)	15.6%	(984.0)	(663.3)	48.3%
(Loss) / Income from operations	(69.5)	56.3	-223.5%	(106.5)	56.3	-289.2%

(*) The table above may not total due to rounding.

	Year Ended December 31, (*)
	As reported			FX Neutral Measures
(In millions, except percentages)	2017	2016	Percentage Change	2017	2016	Percentage Change
Net revenues	$ 1,216.5	$ 844.4	44.1%	1,359.3	$ 844.4	61.0%
Cost of net revenues	(496.9)	(307.5)	61.6%	(518.1)	(307.5)	68.5%
Gross profit	719.6	536.9	34.0%	841.2	536.9	56.7%

Operating expenses	(574.7)	(342.1)	68.0%	(611.2)	(342.1)	78.7%
Impairment of Long-Lived Assets	(2.8)	(13.7)	-79.3%	(2.8)	(13.7)	-79.3%
Loss on Desconsolidation of Venezuelan Subsidiaries	(85.8)	—	100.0%	(85.8)	—	100.0%
Total operating expenses	(663.3)	(355.8)	86.4%	(699.7)	(355.8)	96.7%
Income from operations	56.3	181.1	-68.9%	141.4	181.1	-21.9%

(*) The table above may not total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the years ended December 31, 2018, 2017, and 2016;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and
•	a discussion of the market risks that we face.

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is the largest online commerce ecosystem in Latin America based on unique visitors and page views.

We were incorporated in Delaware in October 1999 and introduced websites in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Venezuela by April 2000.

We completed our initial public offering in August 2007, resulting in net proceeds of $49.6 million.

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

Through our platform, we provide buyers and sellers with a robust environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 644 million people and with one of the fastest-growing Internet penetration rates in the world. We believe that we offer technological and commercial solutions that address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

We offer our users an ecosystem of six integrated e-commerce services: the MercadoLibre Marketplace, the MercadoLibre Classifieds service, the MercadoEnvios logistics service, the MercadoPago FinTech solution, the MercadoLibre advertising solution and the MercadoShops online webstores solution.

The MercadoLibre Marketplace is a fully-automated, topically-arranged and user-friendly online commerce platform, which can be accessed through our website and mobile app. This platform enables both businesses and individuals to list merchandise and conduct sales and purchases online in a fixed-price format.

Through our MercadoEnvios logistics solution, we offer sellers on our platform technological and operational integration with third party carriers and other logistics service providers, as well as fulfillment and warehousing services. Sellers using our the solution are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices.

Through our MercadoLibre Classifieds, our online classifieds listing service, our users can also list and purchase motor vehicles, real estate and services in all countries in which we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and never final value fees. Our classifieds pages are also a major source of traffic to our website, benefitting both the Enhanced Marketplace and non-Marketplace businesses.

Our MercadoLibre advertising platform enables businesses to promote their products and services on the Internet. Through this platform, MercadoLibre’s sellers and large advertisers are able to display ads on our webpages.

MercadoPago is our FinTech solution, designed to facilitate transactions both on and off our marketplaces by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Away from our marketplaces, MercadoPago allows merchants to process payments on their websites and mobile apps as well as in their stores through QR and MPOS devices. It also enables users to transfer money in a simple way to each other. Through MercadoFondo, our users are able to invest the stored balance in their MercadoPago accounts at competitive rates and in a simple way. MercadoCredito, our lending solution, allows us to finance merchants’ working capital needs and consumers’ purchases.

Additionally, through MercadoShops, our online store solution, users can set-up, manage and promote their own online stores. These stores are hosted by MercadoLibre and offer integration with the rest of the ecosystem, namely our marketplaces and payment services. Users can select between a free model and a subscription-based model for enhanced functionalities and value added services on their store.

MercadoLibre also develops and sells enterprise software solutions to e-commerce business clients in Brazil.

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the criterion our Management uses to evaluate our segment performance. Our geographic segments are Brazil, Argentina, Mexico and Other Countries (which includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Bolivia, Honduras, Nicaragua, El Salvador, Guatemala, Paraguay, Uruguay and the United States of America (through real estate classifieds in the State of Florida, only)). Venezuela was one of our geographic segments until we deconsolidated our Venezuelan operations, effective as of December 1, 2017. Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value.

The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
(% of total consolidated net revenues) (*)(**)	2018	2017	2016
Brazil	60.2%	56.8%	53.9%
Argentina	26.2	29.5	31.1
Mexico	7.6	4.2	5.5
Venezuela (***)	—	4.5	4.4
Other Countries	6.1	5.0	5.2

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, when we act as an agent, were  $424.8 million and $181.6 million for the year ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

(***)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2018, 2017 and 2016:

	Year ended		Change from 2017		Year ended		Change from 2016
	December 31,		to 2018 (*)(**)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 866.2	$ 690.8	$ 175.4	25.4%	$ 690.8	$ 455.0	$ 235.8	51.8%
Argentina	376.6	359.4	17.2	4.8	359.4	262.3	97.1	37.0
Mexico	109.1	51.3	57.8	112.5	51.3	46.3	5.0	10.8
Venezuela (***)	—	54.3	(54.3)	(100.0)	54.3	37.2	17.1	46.1
Other Countries	87.8	60.7	27.1	44.6	60.7	43.6	17.1	39.2
Total Net Revenues	$ 1,439.7	$ 1,216.5	$ 223.1	18.3%	$ 1,216.5	$ 844.4	$ 372.1	44.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, when we act as an agent, were $424.8 million and $181.6 million for the year ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

(***)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited interim condensed consolidated financial statements for additional detail.

Recent Developments

Capped call transactions related to the 2.00% Convertible Senior Notes Due 2028

On August 24, 2018, we issued $800 million of 2.00% Convertible Senior Notes due 2028 and issued an additional $80 million of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”).

In connection with the issuance of the 2028 Notes, we paid $11.5 million (including transaction expenses) in November 2018, to enter into the 2028 Notes Capped Call Transactions with certain financial institutions. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of our common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. Please see note 17 to our audited consolidated financial statements for further detail on Capped Call transactions.

Unwind of 2.25% Convertible Senior Notes Due 2019 Capped Call

In connection with the termination of existing 2019 Capped Call Transactions and the related unwinding of the existing hedge position, we received from certain financial institutions the amount of $14.4 million during November 2018. Please see Note 17 to our audited consolidated financial statements for further details on this unwinding.

Acquisition of software development companies in Argentina

In October 2018, we, through our subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, completed the acquisition of 100% of the equity interest of Kinexo S.A and Kaitzen S.A., which are software development companies located and organized under the laws of Argentina, for an amount of $4.0 million. Please see Note 6 of our audited consolidated financial statements for further detail on business acquisitions.

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

Description of line items

Net revenues

Effective January 1, 2018, we adopted ASC 606 – Revenue from Contracts with Customers related to revenue recognition (“ASC 606”) issued by the Financial Accounting Standards Board (“FASB”) in 2014. ASC 606 provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the full retrospective transition method and recast the prior reporting period accordingly.

Under the full retrospective method, we retrospectively applied ASC 606 to year ended December 31, 2017. For the year ended December 31, 2018 and 2017, we incurred $424.8 million and $181.6 million, respectively, of subsidized shipping costs, when we act as an agent, that have been included as a reduction of revenues. The total impact of the change in presentation of shipping subsidies was a decrease in each of net revenues and cost of net revenues of $181.6 million in the audited consolidated statement of income for the year ended December 31, 2017. No shipping subsidies were provided in 2016.  Please refer to Note 2 of our audited consolidated financial statements for additional detail.

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams: “Enhanced Marketplace” and “Non-Marketplace”.

The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2018, 2017 and 2016:

	Years ended
	December 31, (*)
Consolidated net revenues by revenue stream	2018	2017	2016
	(in millions)
Enhanced Marketplace (**)	$702.4	$737.5	$548.1
Non-Marketplace (***) (****)	737.3	479.1	296.3
Total	$1,439.7	$1,216.5	$844.4

(*)	The table above may not total due to rounding.
(**)

Includes final value fees and shipping fees. The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, when we act as an agent, were  $424.8 million and $181.6 million for the year ended ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

(***)	Includes, among other things, ad sales, classified fees, payment fees and other ancillary services.
(****)	Includes $601.0 million, $356.4 million and $202.0 million of Payment Fees for the year ended December 31, 2018, 2017 and 2016, respectively.

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

Revenues for Non-Marketplace services are generated from:

•	payment fees;
•	classifieds fees;
•	ad sales up-front fees; and
•	fees from other ancillary businesses.

Non-Marketplace revenues also come from our MercadoPago FinTech solution, where we generate payment fees attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off Marketplace-platform transactions;
•	commissions from additional fees we charge when a buyer elects to pay in installments through our MercadoPago platform, for transactions that occur either on or off our Marketplace platform;
•	commissions from additional fees we charge when our sellers elect to withdraw cash;
•	interest, cash advances and fees from merchant and consumer credits granted under our MercadoCredito solution; and
•	revenues from the sale of MPOS devices.

Through our classifieds offerings for motor vehicles, vessels, aircraft, real estate and services, we generate revenues from up-front fees for all classifieds offerings.  We charge additional fees to sellers who opt to give their listings greater exposure throughout our websites.

Our Advertising revenues are generated by selling either display product and/or text link ads throughout our websites.

When more than one service is included in one single arrangement with the same customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective estimated selling prices.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2018, 2017 and 2016, no single customer accounted for more than 5.0% of our net revenues.

Our MercadoLibre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela, Bolivia, Honduras, Nicaragua, El Salvador, Guatemala and Paraguay), and MercadoPago is available in 8 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico, Uruguay and Venezuela). MercadoEnvios is available in 6 countries (Argentina, Brazil, Mexico, Colombia, Chile and Uruguay).

The functional currency for each country’s operations is the country’s local currency, except for Argentina where the functional currency is  the U.S. dollar due to Argentina’s status as highly inflationary economy. Before Venezuela’s deconsolidation, its functional currency was the U.S. dollar as a consequence of its highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below and Note 2 to our audited consolidated financial statements for highly inflationary economy details. Therefore, our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 to our audited consolidated financial statements for Venezuela’ deconsolidation details.

Cost of net revenues

Cost of net revenues primarily includes bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, cost of MPOS  sale, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization, shipping operating costs (including warehousing costs), and other operation costs.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 9.7%, 8.8% and 9.0% of net revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of costs related to marketing our platforms through online and offline advertising and agreements with portals and search engines, charges related to our buyer protection programs, the salaries of employees involved in these activities, chargebacks related to our MercadoPago operations, bad debt charges, marketing activities on behalf of our users and depreciation and amortization costs.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of outside directors, long term retention plan compensation expenses, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, administration, accounting, legal and human resources.

Impairment of long-lived assets

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

During 2017 and 2016, and as a result of the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, we concluded that certain real estate investments held in Venezuela, should be impaired. As a consequence, we estimated the fair value of the impaired long-lived assets, and recorded impairment losses of $2.8 million, $13.7 million on June 30, 2017 and June 30, 2016, respectively, by using the market approach and considering prices for similar assets.

Loss on deconsolidation of Venezuelan subsidiaries

As further described in Note 2 to our audited consolidated financial statements, effective as of December 1, 2017, we determined that we no longer meet the accounting criteria for control of our subsidiaries in Venezuela as a result of Venezuela’s recent selective default determination, restrictive exchange controls, suspension of foreign exchange market and the worsening in Venezuela macroeconomic environment that have significantly impacted the Company’s ability to make key financial decisions with respect to our Venezuelan subsidiaries. As a result, we deconsolidated our Venezuelan subsidiaries effective as of December 1, 2017, recorded an impairment of its investments in Venezuela, including net assets, intercompany balances and intangible assets and began reporting the results under the cost method of accounting. Since December 1, 2017, and as of December 31, 2018, we no longer include the balances, results of operations and cash flows of the Venezuelan subsidiaries in our audited consolidated financial statements.

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

The following table summarizes the composition of our income taxes for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
(In millons)	2018 (*)	2017 (*)	2016 (*)

Current:
U.S.	(0.0)	0.0	0.0
Non U.S.	64.0	64.8	55.1
	64.0	64.9	55.2
Deferred:
U.S.	(3.6)	1.8	1.3
Non U.S.	(89.3)	(26.4)	(7.5)
	(92.9)	(24.6)	(6.2)
Income tax (gain) expense	(28.9)	40.3	49.0

(*) The table above may not total due to rounding. No asset tax expense was recorded for the years ended December 31, 2018, 2017 and 2016.

Seasonality

The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter Ended
(in millions, except for share data)	March 31,	June 30,	September 30,	December 31,(*)
2018
Net Revenues (**)	$ 321.0	$ 335.4	$ 355.3	$428.0
Gross profit	162.8	159.7	169.7	204.8
Net (Loss)	(12.9)	(11.3)	(10.1)	(2.3)
Net (Loss) per share-basic	(0.29)	(0.25)	(0.23)	(0.05)
Net (Loss) per share-diluted	(0.29)	(0.25)	(0.23)	(0.05)
Weighted average shares
Basic	44,157,364	44,157,364	44,588,704	45,202,859
Diluted	44,157,364	44,157,364	44,588,704	45,202,859

2017
Net Revenues (**)	$ 269.7	$ 283.9	$ 304.9	$ 358.1
Gross profit	168.9	171.6	175.8	203.4
Net Income/(loss)	48.5	5.3	27.7	(67.7)
Net Income/(loss) per share-basic	1.10	0.12	0.63	(1.53)
Net Income/(loss) per share-diluted	1.10	0.12	0.63	(1.53)
Weighted average shares
Basic	44,157,364	44,157,364	44,157,364	44,157,364
Diluted	44,157,364	44,157,364	44,157,364	44,157,364

2016
Net Revenues	$ 157.6	$ 199.6	$ 230.8	$ 256.3
Gross profit	102.2	126.3	145.6	162.7
Net Income	30.2	15.9	38.9	51.3
Net Income per share-basic	0.68	0.36	0.88	1.16
Net Income per share-diluted	0.68	0.36	0.88	1.16
Weighted average shares
Basic	44,156,961	44,157,341	44,157,341	44,157,355
Diluted	44,156,961	44,157,341	44,157,341	44,157,355

(*) The quarter ended December 31, 2017 includes special items charges regarding the deconsolidation of our Venezuelan subsidiaries. Effective as of December 1, 2017, the Company no longer presents the results of its Venezuelan subsidiaries in its consolidated financial statements. Please refer to note 2 of our audited consolidated financial statements for additional detail.

(**)The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, when we act as an agent, were  $424.8 million and $181.6 million for the year ended ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Seasonal fluctuations in Internet usage and retail seasonality have affected, and are likely to continue to affect, our business. Typically, the fourth quarter of the year is the strongest in terms of revenues in every country where we operate due to the significant increase in transactions before the Christmas season. Our slowest period is typically the first quarter of the year. The months of January, February and March normally correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This is partially mitigated by the countries located in the northern hemisphere, such as Colombia and Mexico for which the slowest months are their summer months of July, August and September.

Critical Accounting Policies and Estimates

The preparation of our audited consolidated financial statements and related notes require us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our Management has discussed the development, selection and disclosure of these estimates with our audit committee and our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our audited consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our audited consolidated financial statements and the notes thereto and other disclosures included in this report.

For an analysis of our Critical Accounting Policies and Estimates please refer to Note 2 “Summary of significant accounting policies” to our audited consolidated financial statements included elsewhere in this report.

Foreign Currency Translation

All of our foreign consolidated operations use the local currency as their functional currency, except for Argentina where the functional currency is  the U.S. dollar due to Argentina’s status as highly inflationary economy. Before Venezuela’s deconsolidation, its functional currency was the U.S. dollar as a consequence of its highly inflationary economy. Accordingly, these operating foreign subsidiaries translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average exchange rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as part of other comprehensive (loss) income, a component of equity. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency exchange losses or gains are included in the audited consolidated statements of income under the caption “Foreign currency gains/(losses)”. Please see note 2 to our audited consolidated financial statements for a description of the current inflationary status of Argentina and the impacts of foreign currency translation on the Company’s operations in Argentina.

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

We recorded an impairment of long-lived assets of $13.7 million on June 30, 2016 million and of $2.8 million on June 30, 2017 relating to certain real estate investments in Venezuela. The carrying amount was adjusted to its estimated fair value by using the market approach and considering prices for similar assets.

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

For the year ended December 31, 2018, the fair values of the reporting units and the intangible assets with indefinite useful lives were estimated using the income approach. Cash flow projections used were based on financial budgets approved by Management. we use discount rates to each reporting unit in the range of 16.1% to 18.9%. The average discount rate used for 2018 was 17.5%. That rate reflected our real weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”), Total Payment Volume (“TPV”), Average Selling Price (“ASP”), Successful Items sold (“SI”), Take Rate and operating margins. See Item 6 of Part II, “Selected Financial Data-Other data” for details on the measures described in this paragraph. In addition, the benchmark in our analysis includes a business to e-commerce rate, which represents the growth of e-commerce as a percentage of GDP, Internet penetration rates as well as trends in our market share.

For the year ended December 31, 2018, based on quantitative assessments, the Company has determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives, are greater than their respective carrying amounts.

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

We are exposed to losses due to uncollectable accounts, chargebacks and credits to users. Allowances for these items represent our estimate of future losses based on our historical experience. The allowances for doubtful accounts and for chargebacks are recorded as charges to sales and marketing expenses. Historically, our actual losses have been consistent with our estimated charges. However, future adverse changes to our historical experience for doubtful accounts, loan receivables and chargebacks could have a material impact on our future consolidated statements of income and cash flows.

We believe that the accounting estimate related to allowances for doubtful accounts, loans receivable and for chargebacks is a critical accounting estimate because it requires Management to make assumptions about future collections and credit analysis. Our Management’s assumptions about future collections require significant judgment.

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

For more detailed information in relation to the Notes and the Capped Call transactions, see Note 17 to our audited consolidated financial statements.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. At December 31, 2018, we had a valuation allowance on certain foreign net operating losses and foreign tax credit based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our consolidated statement of income. Please refer to note 2 and 14 for additional information regarding income tax and tax reforms.

Stock-based compensation

Our board of directors adopted the 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 long-term retention plans (the “2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 LTRPs”, respectively). See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk —Equity Price Risk” for details on the LTRPs.

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

For an analysis of our LTRP compensation plan, please refer to Note 16 “Long term retention plan” to our audited consolidated financial statements.

On August 2, 2016, our Board of Directors adopted a director compensation program or the “2016 Director Compensation Program” that sets compensation for the Company’s outside directors for the period of June 2016 to June 2019. The 2016 Director Compensation Program provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award (based on the average closing price of our common stock). See Note 11-Compensation Plan for Outside Directors to our audited consolidated financial statements for details on our 2016 Director Compensation Program. The 2016 Director Compensation Program is filed as Exhibit 10.09 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016.

Recent accounting pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 2-Summary of significant accounting policies-Recently Adopted Accounting Standards and Accounting Pronouncements Not Yet Adopted”.

Results of operations

The following table sets forth, for the year ended presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

Statement of income data

	Year Ended December 31, (**)
(In millions)	2018 (*)	2017 (*)	2016 (*)

Net revenues (***)	$1,439.7	$1,216.5	$844.4
Cost of net revenues	(742.6)	(496.9)	(307.5)
Gross profit	697.0	719.6	536.9

Operating expenses:

Product and technology development	(146.3)	(127.2)	(98.5)
Sales and marketing	(482.4)	(325.4)	(156.3)
General and administrative	(137.8)	(122.2)	(87.3)
Impairment of Long-Lived Assets	-	(2.8)	(13.7)
Loss on Desconsolidation of Venezuelan Subsidiaries	-	(85.8)	-
Total operating expenses	(766.5)	(663.3)	(355.8)
(Loss)/Income from operations	(69.5)	56.3	181.1

Other income (expenses):
Interest income and other financial gains	42.0	45.9	35.4
Interest expense and other financial charges	(56.2)	(26.5)	(25.6)
Foreign currency gains/(losses)	18.2	(21.6)	(5.6)
Net (loss)/income before income tax expense	(65.5)	54.1	185.3

Income tax gain/(expense)	28.9	(40.3)	(49.0)
Net (loss)/income	$(36.6)	$13.8	$136.4

(*)	The table above may not total due to rounding.
(**)	Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2018 results do not include Venezuelan segment results.
(***)

The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues when, we act as an agent, were  $424.8 million and  $181.6 million for the year ended ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

	Year Ended December 31, (**)
(% of net revenues)	2018 (*)	2017 (*)	2016 (*)

Net revenues	100.0	100.0	100.0
Cost of net revenues	(51.6)	(40.8)	(36.4)
Gross profit	48.4	59.2	63.6

Operating expenses:

Product and technology development	(10.2)	(10.5)	(11.7)
Sales and marketing	(33.5)	(26.7)	(18.5)
General and administrative	(9.6)	(10.0)	(10.3)
Impairment of Long-Lived Assets	-	(0.2)	(1.6)
Loss on Deconsolidation of Venezuelan Subsidiaries	-	(7.0)	-
Total operating expenses	(53.2)	(54.5)	(42.1)
(Loss)/Income from operations	(4.8)	4.6	21.4

Other income (expenses):
Interest income and other financial gains	2.9	3.8	4.2
Interest expense and other financial charges	(3.9)	(2.2)	(3.0)
Foreign currency gains/(losses)	1.3	(1.8)	(0.7)
Net (loss)/income before income tax expense	(4.5)	4.4	21.9

Income tax gain/(expense)	2.0	(3.3)	(5.8)
Net (loss)/income	(2.5)	1.1	16.1

(*)	Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.
(**)	Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2018 results do not include Venezuelan segment results.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from both our Enhanced Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 18.3% from 2017 to 2018 and 44.1% from 2016 to 2017.

From 2017 to 2018, our total payment volume increased by 34.4%. Additionally, our number of confirmed registered users was 26.2% higher as of December 31, 2018 as compared to the number of confirmed registered users as of December 31, 2017. Furthermore, our Gross Merchandise Volume (“GMV”) increased by 6.4%.  Our net revenues growth rate was negatively affected by our implementation of ASC 606. Our shipping subsidies are netted from net revenues when we subsidize the cost of shipping, and we act as an agent. Free shipping subsidies, which are shown net from net revenues, incurred in the year ended December 31, 2018 and 2017 amounted to $424.8 million and $181.6 million, respectively. For the year ended December 31, 2017 our revenues include Venezuelan revenues of $54.3 million. As a result of the deconsolidation, since December 1, 2017, our revenues for the year ended December 31, 2018 exclude the revenues of our Venezuelan subsidiaries. Further, our net revenues were negatively affected by the devaluation of the Argentine Peso and Brazilian Reais of approximately 50.5% and 14.6% during 2018, respectively.

From 2016 to 2017, our Gross Merchandise Volume (“GMV”) increased by 46.0% and our total payment volume increased by 77.1%. Additionally, our number of confirmed registered users was 21.7% higher as of December 31, 2017 as compared to the number of confirmed registered users as of December 31, 2016. Furthermore, our growth in net revenues was negatively affected by our implementation of ASC 606. Our shipping subsidies are netted from net revenues when we subsidize the cost of shipping. Free shipping subsidies incurred in the year ended December 31, 2017 and netted from net revenues amounted to $181.6 million, and in 2016 we did not provide shipping subsidies.

 We believe that our growth in net revenues should continue in the future. However, despite this positive historical trend, the current weak macro-economic environment in certain countries in Latin America, coupled with devaluations of certain local currencies in those countries versus the U.S. dollar and high interest rates in those countries, particularly as measured in U.S. dollars. Moreover, in the future, revenues could decline if we continue with our free shipping initiatives and our shipping service grows faster than our marketplace and non-marketplace sales.

Gross profit margins

During the past three years, our business has experienced decreasing gross profit margins, as defined by total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins were 48.4%, 59.2% and 63.6% for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in our gross profit margins resulted primarily from:

(i) Increased costs from providing shipping subsidies, mainly in Brazil, Mexico, Argentina, Chile and Colombia, of $243.3 million for the year ended December 31, 2018, a 34% increase, as compared with year ended December 31, 2017.  For the year ended December 31, 2017, costs from providing free shipping increased $181.6 million, as compared to the year ended December 31, 2016, where we did not provide shipping subsidies.

(ii) Higher penetration of our payment and shipping solution into our Argentine, Brazilian and Mexican marketplaces. For the year ended December 31, 2018, total volume of payments on marketplace represented 90.2% of our total GMV (excluding motor vehicles, vessels, aircraft, real estate and services), as compared to 81.9% and 69.9% for the years ended December 31, 2017 and 2016, respectively. Additionally, for the year ended December 31, 2018, the total number of items shipped through our shipping solution represented 66.3% of our total number of successful items sold, as compared to 55.8% and 47.8% for the years ended December 31, 2017 and 2016, respectively. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins as compared to other services we offer. In addition, our revenues are typically disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins in terms of revenues. For the year ended December 31, 2018, collection fees and sales taxes increased $63.5 million and $32.5 million, respectively, as compared to the year ended December 31, 2017. For the year ended December 31, 2017, collection fees and sales taxes increased $91.0 million and $31.4 million, respectively, as compared to the year ended December 31, 2016.

(iii) Increased cost of products sold of $52.4 million for the years ended December 31, 2018, as compared with year ended December 31, 2017, related to a higher volumes of MPOS devices sold in Brazil, Argentina and Mexico. For the year ended December 31, 2017, cost of product sold increased $19.3 million, as compared to the year ended December 31, 2016. This increase generated lower profit margins.

(iv) Increased shipping operating costs of $39.6 million for the year ended December 31, 2018, as compared with the same period in 2017, mainly related to shipping operating costs, including warehousing expenses.

(v) Increased hosting costs of $25.2 million for the year ended December 31, 2018, as compared with the same periods in 2017. For the year ended December 31, 2017, hosting costs increased $14.3 million, as compared to the year ended December 31, 2016.

(vi) Increased customer support costs of $20.7 million from 2017 to 2018, as compared to $20.6 million from 2016 to 2017; mainly as a consequence of salaries and wages. The number of customer support employees was 3,102, 2,552 and 1,788 as of December 31, 2018, 2017 and 2016, respectively.

 In the future, gross profit margins could continue to decline if we continue to offer free shipping and the penetration of our payment solution and our shipping service grows faster than our marketplace sales.

Operating (loss)/income margins

For the year ended December 31, 2018 as compared to year ended December 31, 2017, operating (loss)/income margin decreased from a positive margin of 4.6% to a negative margin of 4.8%. This decrease primarily corresponds to increases in certain components of cost of net revenues, as described under “Gross profit margins” above, and increases in sales and marketing expenses (driven mainly by online and offline marketing expenses, buyer protection program expenses and bad debt expenses).

For the year ended December 31, 2017 as compared to the same period in 2016, operating (loss)/income margin decreased from 21.4% to 4.6%. This decrease primarily corresponds to increases in certain components of cost of net revenues, as described under “Gross profit margins” above, and increases in sales and marketing expenses (driven mainly by online and offline marketing expenses, buyer protection program expenses and bad debt expenses).

We anticipate that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it will be increasingly difficult to improve our operating margins, and we could experience further decreases in operating margins.

Net revenues

	For the years ended		Change from 2017		For the years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues (**)	$ 1,439.7	$ 1,216.5	$ 223.1	18.3%	$ 1,216.5	$ 844.4	$ 372.1	44.1%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, when we act as an agent,  were $424.8 million and $181.6 million for the year ended ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Our net revenues grew 18.3% in year ended December 31, 2018 as compared to the same period in 2017. The increase in net revenues is mainly attributable to the 53.9% increase in our Non-marketplace revenues from $479.1 million for the year ended December 31, 2017 compared to $737.3 million for the year ended December 31, 2018 mainly generated by a 34.4% increase in our total payment volume.

The mentioned growth of our net revenues was offset by:

a)

the higher amount incurred in shipping subsidies  for the year ended December 31, 2018 by $243.3 million in compare with the year ended December 31, 2017. Shipping subsidies are netted from revenues when we act as an agent in accordance with ASC 606. No shipping subsidies were provided in 2016.

b)	the negative impact of the devaluation of the Argentine Peso and Brazilian Reais by approximately 50.5% and 14.6%, respectively, during 2018.

c)

the impact of the Venezuelan deconsolidation in the fourth quarter of 2017. For the year ended December 31, 2017 our revenues include Venezuelan revenues of $54.3 million. As a result of the deconsolidation, as of December 1, 2017 our 2018 revenues exclude the revenues of our Venezuelan subsidiaries.

	Years ended		Change from 2017		Years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
Net Revenues by segment and revenue stream	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Enhanced Marketplace	$ 393.0	$ 404.8	$ (11.8)	-2.9%	$ 404.8	$ 300.5	$ 104.2	34.7%
Non-Marketplace	473.2	286.0	187.2	65.4%	286.0	154.6	131.5	85.1%
	866.2	690.8	175.4	25.4%	690.8	455.0	235.8	51.8%
Argentina
Enhanced Marketplace	$ 195.0	$ 227.6	$ (32.6)	-14.3%	$ 227.6	$ 166.1	$ 61.5	37.0%
Non-Marketplace	181.6	131.8	49.8	37.8%	131.8	96.1	35.6	37.0%
	376.6	359.4	17.2	4.8%	359.4	262.3	97.1	37.0%
Mexico
Enhanced Marketplace	$ 73.7	$ 29.9	$ 43.9	146.7%	$ 29.9	$ 28.9	$ 1.0	3.3%
Non-Marketplace	35.3	21.4	13.9	64.8%	21.4	17.4	4.0	23.2%
	109.1	51.3	57.8	112.5%	51.3	46.3	5.0	10.8%
Venezuela (**)
Enhanced Marketplace	$ —	$ 50.6	$ (50.6)	-100.0%	$ 50.6	$ 33.7	$ 16.9	50.1%
Non-Marketplace	—	3.7	(3.7)	-100.0%	3.7	3.5	0.3	7.4%
	—	54.3	(54.3)	-100.0%	54.3	37.2	17.1	46.1%
Other countries
Enhanced Marketplace	$ 40.6	$ 24.6	$ 16.1	65.4%	$ 24.6	$ 18.9	$ 5.7	30.0%
Non-Marketplace	47.2	36.1	11.0	30.5%	36.1	24.7	11.4	46.4%
	87.8	60.7	27.1	44.6%	60.7	43.6	17.1	39.2%
Consolidated
Enhanced Marketplace (***)	702.4	737.5	(35.1)	-4.8%	737.5	548.1	189.3	34.5%
Non-Marketplace (****)	737.3	479.1	258.2	53.9%	479.2	296.3	182.8	61.7%
Total	$ 1,439.7	$ 1,216.5	$ 223.1	18.3%	$ 1,216.5	$ 844.4	$ 372.1	44.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.
(***)

The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, when we act as an agent, were $424.8 million and $181.6 million for the year ended ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

(****)	Includes, among other things, payment fees, ad sales, classified fees and other ancillary services.

On a segment basis, our net revenues for the years ended December 31, 2018 and 2017, increased across all geographic segments, except for the Venezuelan segment which was deconsolidated as of December 1, 2017.

Brazil

Enhanced Marketplace revenue in Brazil decreased 2.9% in the year ended December 31, 2018 as compared to the same period in 2017. The decrease was primarily a consequence of an increase of $207.1 million in shipping subsidies related to our free shipping initiative launched in the second quarter of 2017, which is presented netted from revenues, when we act as an agent, in accordance with ASC 606 and a 11.9% average devaluation of the Brazilian Reais. This decrease was partially offset by a 39.8% increase in local currency gross merchandise volume. Non-Marketplace revenue grew 65.4%, a $187.2 million increase, during the same period, mainly driven by a 70.2% increase in the volume of payments transactions.

Enhanced Marketplace revenue in Brazil grew 34.7% in the year ended December 31, 2017 as compared to the same period in 2016. The growth was primarily a consequence of an increase in: i) a 57.2% increase in our local currency volume and ii) a 9.3% average appreciation of local currency. This increase was partially offset by an increase of $140.6 million in shipping subsidies related to our free shipping initiative launched in the second quarter of 2017, which is presented netted from revenues, when we act as an agent, in accordance with ASC 606. Non-Marketplace revenue grew 85.1%, a $131.5 million increase, during the same period, mainly driven by: i) a 91.7% increase in the volume of payments transactions; and ii) a 58.2% increase in ad sales volume.

Argentina

Enhanced Marketplace revenue in Argentina decreased 14.3% in the year ended December 31, 2018 as compared to the same period in 2017. The decrease was primarily a consequence of a 41.1% average devaluation of the local currency and an increase of $25.5 million in shipping subsidies related to our free shipping initiative launched in the first quarter of 2018, which is presented netted from revenues,  when we act as an agent, in accordance with ASC 606. This decrease was partially offset by a 51.1% increase in local currency gross merchandise volume. Non-Marketplace revenue grew 37.8%, a $49.8 million increase, mainly driven by a 8.0% increase in the volume of payments transactions.

Enhanced Marketplace revenue in Argentina increased 37.0% for the year ended December 31, 2017 as compared to the same period in 2016, mainly due to a 32.8% increase in local currency volume which was substantially offset by a 10.6% average devaluation of the Argentine peso. Non-Marketplace revenue grew 37.0%, a $35.6 million increase, during the same period mainly driven by a 47.3% increase in the volume of payments transactions.

Mexico

Enhanced Marketplace revenue in Mexico grew 146.7% during the year ended December 31, 2018 as compared to the same period in 2017. This increase primarily reflects the effect of not netting from revenues the shipping costs related to certain shipping services given that we started acting as principal as of November 2018 and an increase in a local currency volume of 66.5%. This increase was partially offset by an increase of $6.0 million in shipping subsidies related to our free shipping initiative launched in the first quarter of 2017, which is presented netted from revenues,  when we act as an agent, in accordance with ASC 606. Non-Marketplace revenue grew 64.8%, a $13.9 million increase, mainly driven by increases in the volume of financing transactions offered to our users and shipping transactions.

Enhanced Marketplace revenue in Mexico grew 3.3% during the year ended December 31, 2017 as compared to the same period in 2016. The increase primarily reflects an increase in a local currency volume of 64.6%, partially offset by: i) an increase of $35.2 million in shipping subsidies related to our free shipping initiative launched in the first quarter of 2017, which is presented netted from revenues,  when we act as an agent, in accordance with ASC 606 and ii) a 1.2% average devaluation of the local currency. Non-Marketplace revenue grew 23.2%, a $4.0 million increase, mainly driven by increases in the volume of financing transactions offered to our users and shipping transactions.

Venezuela

Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2018
Net revenues (**) (***)	$ 321.0	$ 335.4	$ 355.3	$ 428.0
Percent change from prior quarter	-10%	4%	6%	20%
2017
Net revenues (**) (***)	$ 269.7	$ 283.9	$ 304.9	$ 358.1
Percent change from prior quarter	5%	5%	7%	17%
2016
Net revenues	$ 157.6	$ 199.6	$ 230.8	$ 256.3
Percent change from prior quarter	-13%	27%	16%	11%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.
(**)

The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues, when we act as an agent, were $424.8 million and  $181.6 million for the year ended ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

(***)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

The following table set forth the growth in net revenues in local currencies for the years ended December 31, 2018 and 2017:

	Changes from (*)
(Revenue growth in Local Currency) (**)	2017 to 2018	2016 to 2017
Brazil	44.5%	41.2%
Argentina	73.0%	53.8%
Mexico	118.2%	12.0%
Venezuela	-100.0%	521.6%
Other Countries	47.5%	34.7%
Total Consolidated	49.7%	61.0%

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

See also the “Non-GAAP Financial Measures” section below for details on FX neutral measures.

(**)	Revenue growth in Local Currency as of December 31, 2017 has been adjusted for the adoption of the ASC 606.

In Argentina, the increase in local currency growth is due to an increase in our Argentine transactions volume, increase in our shipped items volume, increases in our MercadoPago transactions, increase in our credits volume granted and a high level of inflation, partially offset by higher shipping subsidies related to our free shipping initiative.

In Mexico and Brazil, the increase in local currency growth is a consequence of an increase of our Marketplace transactions volumes, increases in our MercadoPago transactions, increase in our credits volume granted and shipped items volumes partially offset by higher shipping subsidies related to our free shipping initiative.

Cost of net revenues

	Years ended		Change from 2017		Years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 742.6	$ 496.9	$ 245.7	49.4%	$ 496.9	$ 307.5	$ 189.4	61.6%
As a percentage of net revenues (*)	51.6%	40.8%			40.8%	36.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2018 as compared to the year ended December 31, 2017, the increase of $245.7 million in cost of net revenues was primarily attributable to: i) a 25.9% increase in collection fees amounting to $63.5 million, which was mainly attributable to our Brazilian, Argentine and Mexican operations as a result of the higher transaction volume of Mercado Pago in those countries and higher off-platform payment transactions; ii) an increase in cost of products sold of $52.4 million as a consequence of higher volumes of MPOS devices sold in Brazil, Argentina and Mexico; iii) a  $39.6 million increase in shipping carrier and operating costs; iv) an increase in sales tax amounting to $32.5 million, mainly in Argentina and Brazil, v) an increase of $25.2 million in hosting expenses and vi) a $20.7 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hirings. For the year ended December 31, 2018, total volume of payments on marketplace represented 90.2% of our total GMV as compared to 81.9% for year ended December 31, 2017.

For the year ended December 31, 2017 as compared to the year ended December 31, 2016, the increase of $189.4 million in cost of net revenues was primarily attributable to: i) a 59.2% increase in collection fees amounting to $91.0 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transaction volume of Mercado Pago in those countries and higher off-platform payment transactions; ii) an increase in sales tax amounting to $31.4 million, mainly in Argentina and Brazil, iii) a $20.6 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hirings and iv) a $14.3 million increase in hosting expenses.  For the year ended December 31, 2017, total volume of payments on marketplace represented 81.9% of our total GMV as compared to 69.9% for year ended December 31, 2016.

Product and technology development

	Years ended		Change from 2017		Years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 146.3	$ 127.2	$ 19.1	15.0%	$ 127.2	$ 98.5	$ 28.7	29.1%
As a percentage of net revenues (*)	10.2%	10.5%			10.5%	11.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2018 as compared to the year ended December 31, 2017, the 15.0% increase in product and technology development expenses amounted to $19.1 million and was primarily attributable to; i) an increase of $5.9 million in salaries and wages mainly due to new hires in 2018, ii) an increase of $6.3 million in other product and technology development expenses primarily related to office, travel and accommodation expenses; iii) a $4.1 million increase in expenses incurred for temporary services, primarily related to temporary technology development workers and iv) an increase of $2.8 million in depreciation and amortization expenses.

For the year ended December 31, 2017 as compared to the year ended December 31, 2016, the 29.1% increase in product and technology development expenses amounted to $28.7 million and was primarily attributable to; i) an increase of $13.7 million in salaries and wages mainly due to new hires in 2017, ii) an increase of $8.5 million in depreciation and amortization expenses and iii) an increase of $4.8 million in other product and technology development expenses.

We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

	Years ended		Change from 2017		Years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 482.4	$ 325.4	$ 157.1	48.3%	$ 325.4	$ 156.3	$ 169.1	108.2%
As a percentage of net revenues (*)	33.5%	26.7%			26.7%	18.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2018, the $157.1 million increase in sales and marketing expenses when compared to the year ended December 31, 2017 was primarily attributable to: i) an increase of $71.7 million in marketing expenses mainly in Brazil, Mexico and Argentina;  ii) a $48.4 million increase in our buyer protection program expenses, mainly in Brazil; iii) an increase of $21.3 million in our bad debt expenses, primarily related to our credit solution; iv) a $7.3 million increase in salaries and wages and v) a $7.1 million increase in chargebacks from credit cards due to the increase in our MercadoPago transactions volume.

For the year ended December 31, 2017, the $169.1 million increase in sales and marketing expenses when compared to the year ended December 31, 2016 was primarily attributable to: i) an increase of $109.4 million in marketing expenses mainly in Brazil and Mexico;  ii) a $18.9 million increase in chargebacks from credit cards due to the increase in our MercadoPago transactions volume; iii) a $16.5 million increase in salaries and wages; iv) a $14.5 million increase in our buyer protection program expenses and v) an increase of 4.4 million in our bad debt expenses.

General and administrative

	Years ended		Change from 2017		Years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 137.8	$ 122.2	$ 15.6	12.7%	$ 122.2	$ 87.3	$ 34.9	40.0%
As a percentage of net revenues (*)	9.6%	10.0%			10.0%	10.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2018 the $15.6 million increase in general and administrative expenses when compared to the same period in 2017 was primarily attributable to: i) a $9.8 million increase in tax, legal fees and other professional fees; ii) a $4.0 million increase in other general and administrative expenses, mainly related to stamp tax and certain tax withholdings; iii) a $1.9 million increase in depreciation and amortization expenses and iv) a $1.6 million increase in temporary services hired, mainly associated to temporary administrative employees. This increase was partially offset by a decrease of $2.8 million in salaries and wages.

For the year ended December 31, 2017, the $34.9 million increase in general and administrative expenses when compared to the same period in 2016 was primarily attributable to: i) a $24.1 million increase in salaries and wages mainly as a consequence of increases in our long-term retention program expenses; ii) a $2.7 million increase in legal and audit fees; iii) a $2.5 million increase in temporary services hired, mainly associated to temporary administrative employees; iv) $1.6 million increase in tax and other fees and v) a $1.1 million increase in depreciation and amortization expenses.

Impairment of Long-Lived Assets

	Years ended		Change from 2017		Years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ -	$ 2.8	$ (2.8)	-100.0%	$ 2.8	$ 13.7	$ (10.9)	-79.3%
As a percentage of net revenues (*)	0.0%	0.2%			0.2%	1.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

We recorded an impairment of certain real estate offices owned by our Venezuelan subsidiaries of $2.8 million, $13.7 million during the second quarter of 2017 and the second quarter of 2016, respectively.

Loss on deconsolidation of Venezuelan subsidiaries

	Years ended		Change from 2017		Years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Loss on deconsolidation of Venezuelan Subsidiaries	$ -	$ 85.8	$ (85.8)	-100.0%	$ 85.8	$ -	$ 85.8	100.0%
As a percentage of net revenues (*)	0.0%	7.0%			7.0%	0.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

We deconsolidated our Venezuelan operations effective as of December 1, 2017. As a consequence, we recorded an impairment of $85.8 million, including net assets, intercompany balances, accumulated translation differences and intangible assets. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Other income (expense), net

	Years ended		Change from 2017		Years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$ 4.0	$ (2.2)	$ 6.2	-282.9%	$ (2.2)	$ 4.3	$ (6.5)	-151.6%
As a percentage of net revenues (*)	0.3%	-0.2%			-0.2%	0.5%

(*)   Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2018, the $6.2 million increase in other income/(expenses), net compared to the same period in 2017 was primarily attributable to a $39.8 million increase in foreign exchange gain, mainly attributable to higher foreign exchange gains in Argentina of $14.6 million and lower foreign exchange losses in Venezuela, which generated a $25.5 million foreign exchange loss in 2017, before its deconsolidation. This foreign exchange gain was partially offset by: i) a $29.8 million increase in financial expenses, mainly attributable to financial interest related to the 2028 Notes and financial loans in Argentina, Uruguay and Chile; and ii) a $3.9 million decrease in interest income from our financial investments as a result of Argentine Peso devaluation.

For the year ended December 31, 2017, the $6.5 million increase in other (expense)/income, net compared to the gain in the same period in 2016 was primarily attributable to a $16.1 million increase in foreign exchange loss, mainly attributable to higher foreign exchange losses in Venezuela and Brazil of $17.8 million and $2.2 million, respectively, and lower foreign exchange gain in Argentina of $3.4 million, partially offset by a higher foreign exchange gain in Mexico of $7.5 million. This foreign exchange loss was partially offset by a $10.5 million increase in interest income arising from higher financial investments, mainly in Brazil and Argentina.

Income tax

	Years ended		Change from 2017		Years ended		Change from 2016
	December 31,		to 2018 (*)		December 31,		to 2017 (*)
	2018	2017	in Dollars	in %	2017	2016	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax gain/(expense)	$ 28.9	$ (40.3)	$ 69.2	-171.7%	$ (40.3)	$ (49.0)	$ 8.7	-17.7%
As a percentage of net revenues (*)	2.0%	-3.3%			-3.3%	-5.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the year ended December 31, 2018 as compared to the same period in 2017, income tax gain/(expense)  variation was $69.2 million, mainly as a consequence of higher pre-tax losses recorded in Brazil, mainly attributable to an increase in our operating costs.

 U.S. and Argentine Tax Reforms

Please see Note 14 to our audited consolidated financial statements for additional information regarding tax reforms in each jurisdiction in which we operate.

During the year ended December 31, 2017 as compared to the same period in 2016, income tax expense decreased by $8.7 million mainly as a consequence of higher pre-tax losses recorded in Mexico (mainly attributable to an increase in our operating costs), partially offset by an increase in our pre-tax gains attributed primarily to our Argentine operations.

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

The following table summarizes the changes in our blended and effective tax rate for the years ended December 31, 2018, 2017 and 2016:

	Years ended
	December 31,
	2018	2017	2016
Blended tax rate	44.1%	74.5%	26.4%
Effective tax rate	-97.3%	118.5%	30.0%

Our blended tax rate for the year ended December 31, 2018 as compared to the same period in 2017, decreased mainly due to the one-time loss recorded in our Venezuelan subsidiaries during the fourth quarter of 2017 related to the deconsolidation of Venezuelan subsidiaries (which is not deductible for tax purposes). Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Our blended and effective tax rate for the year ended December 31, 2017 as compared to the same period in 2016, increased mainly due to the one-time loss recorded in our Venezuelan subsidiaries during the fourth quarter of 2017 related to the deconsolidation of Venezuelan subsidiaries (which is not deductible for tax purposes). Please refer to Note 2 of our audited consolidated financial statements for additional detail.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2018, 2017 and 2016:

	Years ended
	December 31,
	2018	2017	2016
Effective tax rate by country
Argentina	23.3%	19.5%	19.3%
Brazil	-89.0%	32.2%	26.6%
Venezuela	-	-2.3%	-1.0%
Mexico	-0.8%	-0.2%	-7.0%

The increase in the effective income tax rate in our Argentine subsidiaries during the year ended December 31, 2018 as compared to the same period in 2017 was mainly related to lower pre-tax gains and higher non-deductible expenses, mainly associated to the functional currency change related to our Argentine operations during the third quarter of 2018.

Our effective income tax rate for our Argentine subsidiaries remained stable during the year ended December 31, 2017 as compared to the same period in 2016.

For information regarding the benefits granted to the Company under the software development law, please see Note 14 to our audited consolidated financial statement.

The decrease in our Brazilian effective income tax rate, which was negative for the year ended December 31, 2018, as compared to the same period in 2017, was mainly related to the combined effect of the increase in our pre-tax losses in Brazil at segment level (as a result of an increase in our shipping subsidies described above) and the provision for income tax corresponding to certain subsidiaries with pre-tax gains.

The increase in our Mexican negative effective income tax rate for the year ended December 31, 2018, as compared with the same period in 2017, was mainly related to the combined effect of the increase in our pre-tax losses in Mexico at segment level (as a result of an increase in our shipping subsidies described above) and the provision for income tax corresponding to certain subsidiaries with pre-tax gains.

Our management considers the earnings of our foreign subsidiaries to be indefinitely reinvested, other than certain earnings of which the distributions do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a deferred tax liability.

Deferred Income Tax

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2018 and 2017:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Deferred tax assets	2018	in %	2017	in %
	(in millions, except percentages)		(in millions, except percentages)

Brazilian operations	$65.0	41.4%	$10.1	13.8%
U.S. tax credits & others U.S. deferred tax assets	13.7	8.7	13.1	18.0
Operations in other countries	8.2	5.2	6.6	9.1
Mexican operations	56.9	36.2	29.0	39.9
Chilean operations	5.2	3.3	3.4	4.6
Argentine operations	8.2	5.2	10.6	14.6
Total	$157.2	100.0%	$72.7	100.0%

As of December 31, 2018 and 2017 our deferred tax assets, were comprised mainly of loss carry forwards representing 71.6% and 48.5% of our total deferred tax assets, respectively.

The following table summarizes the composition of our deferred tax assets from loss carryforwards for the years ended December 31, 2018 and 2017:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Loss carryforwards	2018	in %	2017	in %
	(in millions, except percentages)		(in millions, except percentages)

Brazilian operations	$51.5	45.7%	$2.7	7.7%
Mexican operations	52.2	46.4	26.7	75.7
U.S. loss carry forwards	0.2	0.2	0.2	0.6
Chilean operations	4.2	3.7	2.3	6.6
Operations in other countries	4.5	4.0	3.3	9.4
Total	$112.6	100.0%	$35.2	100.0%

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.

At December 31, 2018 and 2017, our valuation allowance amounted to $15.7 million and $15.4 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2018 and 2017:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Valuation Allowance	2018	in %	2017	in %
	(in millions, except percentages)		(in millions, except percentages)
U.S. foreign tax credits and non-deductible interest	$12.6	80.2	12.1	78.4%
Mexican operations	0.0	0.1%	$0.0	0.1
Argentine operations	2.2	13.9	3.3	21.5
Chilean operations	0.9	5.8	—	0.0
Total	$15.7	100.0%	$15.4	100.0%

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

The $2.2 million and $3.3 million of valuation allowances in Argentina as of December 31, 2018 and 2017, respectively, are a consequence of more restrictive requirements to compute doubtful accounts as an income tax deduction.

The $12.6 million of valuation allowances in the United States as of December 31, 2018, are compossed of the impossibility to offset $11.2 million foreign tax credits with future taxable income and $1.4 million related to non-deductible interests.

The $0.9 million of valuation allowances in Chile as of December 31, 2018, are a consequence of tax loss carryfowards related to the merge of two Chilean subsidiaries, which are not recoverable for the merging subsidiary.

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

Segment information

See Note 7 to our audited consolidated financial statements for detailed description about our reporting segments.

(In millions, except for percentages)	Year ended December 31, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela (**)	Other Countries	Total
Net revenues	$ 866.2	$ 376.6	$ 109.1	$ —	$ 87.8	$ 1,439.7
Direct costs	(762.6)	(254.5)	(164.6)	—	(79.6)	(1,261.4)
Direct contribution	103.5	122.0	(55.5)	—	8.2	178.3
Margin	12.0%	32.4%	-50.9%	0.0%	9.4%	12.4%

	Year ended December 31, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 690.8	$ 359.4	$ 51.3	$ 54.3	$ 60.7	$ 1,216.5
Direct costs	(471.6)	(215.8)	(107.4)	(22.1)	(53.2)	(870.1)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	(2.8)
Loss on Deconsolidation of Venezuelan Subsidiaries	—	—	—	(76.6)	—	(76.6)
Direct contribution	219.2	143.5	(56.1)	(47.2)	7.5	267.0
Margin	31.7%	39.9%	-109.2%	-86.9%	12.4%	21.9%

	Change from the year ended December 31, 2018 to December 31, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 175.4	$ 17.2	$ 57.8	$ (54.3)	$ 27.1	$ 223.1
in %	25.4%	4.8%	112.5%	-100.0%	44.6%	18.3%
Direct costs
in Dollars	$ (291.0)	$ (38.7)	$ (57.2)	$ 22.1	$ (26.4)	$ (391.3)
in %	61.7%	17.9%	53.3%	-100.0%	49.6%	45.0%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 2.8	$ —	$ 2.8
in %	0.0%	0.0%	0.0%	-100.0%	0.0%	-100.0%
Loss on Deconsolidation of Venezuelan Subsidiaries
in Dollars	$ —	$ —	$ —	$ 76.6	$ —	$ 76.6
in %	0.0%	0.0%	0.0%	100.0%	0.0%	100.0%
Direct contribution
in Dollars	$ (115.7)	$ (21.5)	$ 0.5	$ 47.2	$ 0.7	$ (88.7)
in %	-52.8%	-15.0%	-0.9%	-100.0%	9.7%	-33.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Venezuelan results have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

(In millions, except for percentages)	Year ended December 31, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 690.8	$ 359.4	$ 51.3	$ 54.3	$ 60.7	$ 1,216.5
Direct costs	(471.6)	(215.8)	(107.4)	(22.1)	(53.2)	(870.1)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	(2.8)
Loss on Deconsolidation of Venezuelan Subsidiaries	—	—	—	(76.6)	—	(76.6)
Direct contribution	219.2	143.5	(56.1)	(47.2)	7.5	267.0
Margin	31.7%	39.9%	-109.2%	-86.9%	12.4%	21.9%

	Year ended December 31, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues	$ 455.0	$ 262.3	$ 46.3	$ 37.2	$ 43.6	$ 844.4
Direct costs	(270.9)	(152.1)	(41.0)	(17.7)	(31.5)	(513.3)
Impairment of Long-lived Assets	—	—	—	(13.7)	—	(13.7)
Direct contribution	184.1	110.1	5.4	5.7	12.1	317.4
Margin	40.5%	42.0%	11.6%	15.4%	27.6%	37.6%

	Change from the year ended December 31, 2017 to December 31, 2016 (*)

	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
Net revenues
in Dollars	$ 235.8	$ 97.1	$ 5.0	$ 17.1	$ 17.1	$ 372.1
in %	51.8%	37.0%	10.8%	46.1%	39.2%	44.1%
Direct costs
in Dollars	$ (200.7)	$ (63.7)	$ (66.5)	$ (4.4)	$ (21.8)	$ (356.9)
in %	74.1%	41.9%	162.3%	24.6%	69.2%	69.5%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 10.9	$ —	$ 10.9
in %	0.0%	0.0%	0.0%	-79.3%	0.0%	-79.3%
Loss on Deconsolidation of Venezuelan Subsidiaries
in Dollars	$ —	$ —	$ —	$ (76.6)	$ —	$ (76.6)
in %	0.0%	0.0%	0.0%	-100.0%	0.0%	-100.0%
Direct contribution
in Dollars	$ 35.1	$ 33.4	$ (61.5)	$ (53.0)	$ (4.5)	$ (50.5)
in %	19.1%	30.3%	-1142.0%	-923.3%	-37.7%	-15.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Venezuelan results have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Net revenues

Net revenues for the years ended December 31, 2018, 2017 and 2016 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs, Impairment of Long-Lived Assets and Loss on Deconsolidation of Venezuelan Subsidiaries by Segment

Brazil

For the year ended December 31, 2018 as compared to the same period in 2017, direct costs increased by 61.7%, mainly driven by: i) a 70.6% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, bad debt expenses, salaries and wages and chargebacks from credit cards due to the increase in our MercadoPago transaction volume; ii) a 62.4% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher MercadoPago transaction volume,and an increase in cost of products sold as a consequence of higher volumes of MPOS devices, sales tax and salaries and wages related to customer service; iii) a 36.1% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, tax, legal and other professional fees and temporary services expenses; and iv) a 35.7% increase in product and technology development expenses, mainly due to an increase in depreciation and amortizacion expenses and other product and technology development expenses.

For the year ended December 31, 2017 as compared to the same period in 2016, direct costs increased by 74.1%, mainly driven by: i) a 105.2% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, chargebacks from credit cards due to the increase in our MercadoPago transaction volume, salaries and wages, and buyer protection program expenses; ii) a 72.1% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher MercadoPago transaction volume, sales tax, cost of product sold as a consequence of higher volumes of MPOS devices sold and salaries and wages; iii) a 37.0% increase in product and technology development expenses, mainly due to an increase in depreciation and amortizacion expenses and other product and technology development expenses; and iv) a 23.7% increase in general and administrative expenses, mainly attributable to increases in salaries and wages and legal fees.

Argentina

For the year ended December 31, 2018 as compared to the same period in 2017, direct costs increased by 17.9%, mainly driven by: i) a 35.3% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses,  chargebacks from credit cards due to the increase in our MercadoPago transaction volume, bad debt expenses and salaries and wages; ii) an 11.2% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher MercadoPago transaction volume, sales taxes and cost of products sold as a consequence of higher volumes of MPOS devices; iii) an 8.6% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and iv) an 84.3% increase in general and administrative expenses, mainly attributable to an increase in tax and legal fees.

For the year ended December 31, 2017 as compared to the same period in 2016, direct costs increased by 41.9%, mainly driven by: i) a 74.5% increase in sales and marketing expenses, mainly due to an increase in online marketing expenses, chargebacks from credit cards due to the increase in our MercadoPago transaction volume, buyer protection program expenses and salaries and wages; ii) a 34.4% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of a higher MercadoPago transaction volume, customer support, sales taxes costs and cost of product sold as a consequence of higher volumes of MPOS devices sold; iii) a 70.6% increase in product and technology development expenses, mainly due to higher depreciation and amortization expenses; and iv) a 14.1% increase in general and administrative expenses.

Mexico

For the year ended December 31, 2018 as compared to the same period in 2017, direct costs increased by 53.3%, mainly driven by: i) a 135.9% increase in cost of net revenues, mainly attributable to an increase in collection fees due to higher MercadoPago penetration, shipping carrier and operating costs (including warehousing expenses), customer support costs and cost of products sold as a consequence of higher volumes of MPOS devices; ii) a 28.0% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our MercadoPago transaction volume and salaries and wages; and iii) a 72.0% increase in product and technology development expenses, mainly attributable to depreciation and amortization.

For the year ended December 31, 2017 as compared to the same period in 2016, direct costs increased by 162.3%, mainly driven by: i) a 266.0% increase in sales and marketing expenses, mainly due to increases in online marketing expenses; ii) a 102.2% increase in cost of net revenues, mainly attributable to an increase in shipping costs as a consequence of our free shipping strategy, an increase in collection fees due to higher MercadoPago transaction volume and customer support costs and iii) a 16.0% increase in general and administrative expenses, mainly attributable to an increase in depreciation and amortization. These increases were partially offset by a 7.9% decrease in product and technology development expenses, mainly due to lower salaries and wages.

Venezuela

We deconsolidated our Venezuelan’s operations effective as of December 1, 2017 and recorded an impairment of $85.8 million, of which $76.6 million are included as direct costs, and relates to the company’s investment in Venezuela, including net assets, intangibles accumulated translation differences and $9.1 million are related to intercompany balances. Please refer to note 2 from our audited consolidated financial statements for additional detail.

During the second quarter of 2017 and 2016, we recorded impairments of long-lived and other non-current assets of $2.8 million and $13.7 million, respectively, in our Venezuelan subsidiaries.

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

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund MercadoPago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, and to fund our credit business and the interest payments on our issued Convertible Notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, funds raised from our initial public offering, and from cash generated from our operations. As discussed above under “Critical Accounting Policies and Estimates”, we issued the 2019 Notes and 2028 Notes for net proceeds of approximately $321.7 million and $864.6 million, respectively. We have funded MercadoPago mainly by discounting credit card receivables and credit lines.

Additionally, we started to fund our MercadoCredito business through securitization of certain loans receivable through SPEs created in Brazil and Argentina, formed to securitize loans receivable provided by us to our users. We will be using this alternative funding as the MercadoCredito business requires financing to develop and improve its operations. Please refer to Note 22 of our audited consolidated financial statements for further detail on securitization transactions.

As of December 31, 2018, our main source of liquidity, amounting to $617.6 million of cash and cash equivalents and short-term investments (which excludes $284.3 million regarding Central Bank of Brazil mandatory guarantee) and $276.1 million of long-term investments, consists of cash generated from operations and from the issuance of the Convertible Notes. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities. We have funded MercadoPago, mainly, by discounting credit cards receivable and loans backed with credit cards receivable.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, credit cards receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to MercadoPago users, and short-term debt.

As of December 31, 2018, cash and investments of our non-U.S. subsidiaries amounted to $734.5 million, representing 61.1% of our consolidated cash, restricted cash and cash equivalents and investments and our cash and investments held outside U.S. amounted to 54.5% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil and Argentina.

In the event we change the way we manage our business, our working capital needs could be funded, as in the past, through a combination of the sale of credit card coupons to financial institutions and securitization of financial assets through a special purpose vehicle, such as a trust.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2018, 2017 and 2016:

	Years ended
	December 31, (*)
(In millions)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$ 230.9	$ 269.0	$ 190.3
Investing activities	(672.5)	(22.6)	(84.2)
Financing activities	608.9	(50.9)	(19.7)
Effect of exchange rates on cash and cash equivalents	(90.9)	(41.3)	(19.1)
Net increase in cash and cash equivalents	$ 76.4	$ 154.1	$ 67.3

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Net cash provided by operating activities

Cash provided by operating activities consists of net (loss)/income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended		Change from
	December 31,		2017 to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 230.9	$ 269.0	$ (38.1)	-14.2%

The
(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The $38.1 million decrease in net cash provided by operating activities during the year ended December 31, 2018, as compared to the same period in 2017, was primarily driven by  a $85.8 million decrease related to the Venezuela’s deconsolidation in 2017, a $68.0 million decrease related to deferred income taxes, a $66.6 decrease in funds payable to customers, a $60.1 million decrease in accounts payable and accrued expenses, a $50.4 million decrease in our net income, and a $32.0 million decrease in prepaid expenses, partially offset by a $300.2 million increase in credit card receivables and a $20.5 million increase in other liabilities.

	Years ended		Change from
	December 31,		2016 to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 269.0	$ 190.3	$ 78.8	41.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The $78.8 million increase in net cash provided by operating activities during the year ended December 31, 2017, as compared to the same period in 2016, was primarily driven by a $102.2 million increase in accounts payable and accrued expenses and a $78.0 million increase in funds payable to customers of MercadoPago in credit card receivables. This increase was partially offset by a $77.0 million decrease in credit card receivables and a $30.4 million decrease in other assets.

Net cash used in investing activities

	Years ended		Change from
	December 31,		2017 to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in):
Investing activities	$ (672.5)	$ (22.6)	$ (649.8)	2870.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2018 resulted mainly from purchases of investments of $3,176.1 million, partially offset by proceeds from the sale and maturity of investments of $2,662.8 million, as part of our financial strategy. We used $57.2 million in principal loans receivable granted to merchants under our MercadoCredito solution; $93.1 million in the purchase of property and equipment (mainly in our Argentine, Mexican and Brazilian offices and in information technology in Argentina, Mexico and Brazil); $4.4 million in advances for property and equipment (mainly offices in Argentina) and $4.2 million to fund the acquisitions of Machinalis S.R.L., Kaitzen S.A. and Kinexo S.A. in Argentina (see note 6 to our audited consolidated financial statements).

	Years ended		Change from
	December 31,		2016 to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in):
Investing activities	$ (22.6)	$ (84.2)	$ 61.6	-73.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2017, resulted mainly from proceeds from the sale and maturity of investments of $4,713.9 million, partially offset by purchases of investments of $4,553.6 million, as part of our financial strategy. We used $72.2 million in principal loans receivable granted to merchants under our MercadoCredito solution; $55.2 million in the purchase of property and equipment (mainly in our Argentine and Brazilian offices and in information technology in Argentina and Brazil); $19.7 million in advances for property and equipment (mainly offices in Argentina), and $8.6 million to fund the acquisitions of Ecommet Software Ltda. (see note 6 to our audited consolidated financial statements).

Net cash provided by (used in) financing activities

	Years ended		Change from
	December 31,		2017 to 2018 (*)
	2018	2017	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Financing activities	$ 608.9	$ (50.9)	$ 659.8	1296.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

For the year ended December 31, 2018, our cash provided by financing activities was primarily derived from $880.0 million in funds received from the issuance of the 2028 Notes, $236.9 million from loans payable, $136.1 million related to the partial unwinding of the 2019 Notes Capped Call Transactions. This increase in net cash from financing activities was partially offset by $348.1 million in payments from the exchange of the 2019 Notes, $148.9 million used to fund the portion of the 2019 Capped Call Transactions purchased in 2018 and the 2028 Notes Capped Call Transactions, $123.8 million for payments on loans payable, $16.3 million related to transactional costs arising from the issuance of the 2028 Notes, $6.6 million in cash dividends and $0.3 million in payments under finance lease obligations.

	Years ended		Change from
	December 31,		2016 to 2017 (*)
	2017	2016	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in):
Financing activities	$ (50.9)	$ (19.7)	$ (31.2)	158.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

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

Please refer to Notes 2 and 17 to our audited consolidated financial statements for additional information regarding the 2019 Notes, the 2028 Notes and the related capped call transactions.

MercadoPago Funding

During 2018, we, through our subsidiaries, obtained certain lines of credit in Argentina, Chile and Uruguay primarily to fund the MercadoPago business. Additionally, we started to securitize certain loans receivable through the Argentine and Brazilian SPEs, formed to securitize loan receivables provided by us to our users. Please refer to Note 22 to our audited consolidated financial statements for additional detail.

Cash Dividends

See “Item 5—Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities—Dividend Policy” for more information regarding our dividend distributions.

After reviewing our capital allocation process, the Board of Directors has concluded that the Company has multiple investment opportunities that should generate greater returns to shareholders through investing capital into the business rather than issuing a dividend. Consequently, the decision has been made to suspend the payment of dividends to shareholders as of the first quarter of 2018, as it will free up capital for investment in multiple projects in our various platforms. Any future determination as to the declaration of dividends on our common stock will be made at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the applicable requirements of the Delaware General Corporation Law.

Capital expenditures

Our capital expenditures (comprised by our payments for property and equipment (as fulfillment centers), intangible assets and acquired businesses) for the years ended December 31, 2018 and 2017 amounted to $102.0 million and $83.5 million, respectively.

We invested $55.5 million and $6.0 million across our Argentine, Mexican, Brazilian and Uruguayan offices during the years ended December 31, 2018 and 2017, respectively. We also invested $54.7  million and $46.0 million, respectively, in Information Technology, which was concentrated across Brazil, Argentina and Mexico.

We are continuing to increase our level of investment in hardware and software licenses necessary to improve and update our platform’s technology and our internally-developed software. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

As of December 31, 2018 we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Contractual obligations at December 31, 2018 are as follows:

	Payment due by period
	Total	Less than	1 to 3	3 to 5	More than
(in millions)	(*)	1 year (*)	years (*)	years (*)	5 years (*)
Long-Term Debt Obligations (1)	$1,245.3	$154.4	$87.6	$35.2	$968.0
Finance Lease Obligations	9.6	1.9	3.6	3.4	0.7
Operating lease obligations (2)	381.5	32.6	78.6	74.9	195.3
Purchase obligations	169.0	64.3	72.6	32.1	—
Total	$1,805.3	$253.2	$242.5	$145.6	$1,164.1

h
(*)	The table above may not total due to rounding.
(1)

Includes principal and interest amounts. For additional details regarding our loans payable, 2019 Notes and 2028 Notes and collateralized debt securitization, please see Note 15, 17 and 22 to our audited consolidated financial statements, respectively.

(2)	Includes leases of office space and fulfillment centers.

We have leases for office space and fulfillment centers in certain countries in which we operate. Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

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

We are also exposed to market risks arising from our long-term retention plans (“LTRPs”). These market risks arise from our obligations to pay employees cash payments in amounts that vary based on the market price of our stock.

Foreign currencies

As of December 31, 2018, we hold cash and cash equivalents and short-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries whose functional currency is the U.S. dollar due to the highly inflationary environment. As of December 31, 2018, the total cash and cash equivalents denominated in foreign currencies totaled $288.7 million, short-term investments denominated in foreign currencies totaled $342.6 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $395.2 million. As of December 31, 2018, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of December 31, 2018, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $294.9 million and our U.S. dollar-denominated long-term investments totaled $276.1 million. For the year ended December 31, 2018, we had a consolidated gain on foreign currency of $18.2 million mainly as a consequence of a $19.0 million gain on foreign exchange in our Argentine subsidiaries, partially offset by a $0.5 million and $0.4 million loss on forex exchange in our Mexican and Brazilian subsidiaries, respectively. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

Please see Note 2 to our audited consolidated financial statements for further detail on Argentina’s functional currency change.

The following table sets forth the percentage of consolidated net revenues by segment for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
(% of total consolidated net revenues) (*)(**)	2018	2017	2016
Brazil	60.2%	56.8%	53.9%
Argentina	26.2	29.5	31.1
Mexico	7.6	4.2	5.5
Venezuela (***)	—	4.5	4.4
Other Countries	6.1	5.0	5.2

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

The amount incurred in shipping subsidies, which under ASC 606 are netted from revenues when we act as an agent, were  $424.8 million and $181.6 million for the year ended ended December 31, 2018 and 2017, respectively. No shipping subsidies were provided in 2016. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

(***)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net loss and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2018 and for the year then ended:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 1,599.5	$ 1,439.7	$ 1,308.9
Expenses	(1,677.1)	(1,509.1)	(1,371.7)
Loss from operations	(77.6)	(69.5)	(62.8)

Other expenses and income tax related to P&L items	18.3	14.7	11.7

Foreign Currency impact related to the remeasurement of our Net Asset position	20.3	18.2	16.5
Net Loss	(39.0)	(36.6)	(34.6)

Total Shareholders' Equity	$ 416.0	$ 336.7	$ 283.7

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar
(*)	The table above does not total due to rounding.

The table above shows an increase in our net loss when the U.S. dollar weakens against foreign currencies because of the net negative impact of the re-measurement of our net asset position in foreign currencies and the increase in our loss from operations and other expenses, net and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net loss when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in foreign currencies has a lesser impact than the decrease in our loss from operations and other expenses, net and income tax lines related to the translation effect.

During 2018, we entered into hedging transactions in Brazil and Chile in order to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. These financial instruments were cancelled as of December 31, 2018. During 2017, we did not entered into any such hedging transactions.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

Had a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar occurred on December 31, 2018, the reported net asset in our Argentine subsidiaries, before intercompany eliminations, would have recorded a foreign exchange loss amounting to $4.7 million.

See Item 7 of Part II, “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Foreign Currency Translation” for details on the currency status of our Argentine segment.

Brazilian Segment

Had a hypothetical increase in the Brazilian Reais exchange rate against the U.S. dollar of 10% occurred on December 31, 2018, the reported net assets in our Brazilian subsidiaries, before intercompany eliminations, would have decreased by $22.5 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to $2.4 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit cards receivable. As of December 31, 2018, MercadoPago’s funds receivable from credit cards totaled $360.3 million. Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of December 31, 2018, loans granted under our MercadoCredito solution totaled $95.8 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2018, the average duration of our available for sale debt securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.3%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale debt securities as of December 31, 2018 could decrease (increase) by $5.2 million.

As of December 31, 2018, our short-term investments amounted to $461.5 million and our long-term investments amounted to $276.1 million. These investments, except for the $284.3 million included in short-term investment related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2011 and 2012 long-term retention plans (the “2011 and 2012 LTRPs), under which certain employees are eligible to receive cash awards (“LTRP Awards”), which are payable as follows:

•

the eligible employee will receive a fixed payment equal to 6.25% of his or her LTRP Award under the 2011, and/or 2012 LTRP, respectively, once a year for a period of eight years. The 2011 LTRP awards began paying out starting in 2012, the 2012 LTRP Awards starting in 2013(the “2011 or 2012 Annual Fixed Payment”, respectively); and

•

on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2011 or 2012 Variable Payment”, respectively) equal to the product of (i) 6.25% of the applicable 2011 and/or 2012 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2010 (with respect to the 2011 LTRP) and 2011 (with respect to the 2012 LTRP) Stock Price, ($65.41 and $77.77 for the 2011 and 2012 LTRP, respectively, which was the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2010 and 2011, respectively. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

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

As of December 31, 2018, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation amounted to $63.3 million. As of December 31, 2018, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and Social security payable in our consolidated balance sheet amounted to $42.6 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of December 31, 2018
		MercadoLibre, Inc	2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018
		Equity Price	LTRP Variable Award contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		452.07	88,604
30%		419.78	82,275
20%		387.49	75,946
10%		355.20	69,618
Static	(*)	322.91	63,289
-10%		290.62	56,960
-20%		258.33	50,631
-30%		226.04	44,302
-40%		193.74	37,973

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our Management concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of Management’s assessment with the Audit Committee of our board of directors.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Except for the information regarding shares authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2019.

The following table represents information as of December 31, 2018 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

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

Description of 2009 Equity Compensation Plan (the “2009 Plan”)

Our 2009 Plan was adopted by our board of directors on June 10, 2009. The 2009 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees, and non-qualified stock options and restricted stock to our employees, directors, officers, managers, agents, advisors, independent consultants and contractors. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock are referred to as “awards”. As of December 31, 2018, there were no outstanding options to purchase shares of common stock under the 2009 Plan.

No stock options were granted during the period from January 1, 2007 to December 31, 2018 and there were no stock-based compensation expenses related to stock options for the years ended December 31, 2018, 2017 and 2016. There is no stock option award outstanding under the 2009 Plan. As of December 31, 2018, there were 232,825 shares of common stock available for additional awards under the 2009 Plan.

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

The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Directors and Corporate Governance” in our 2019 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Ratification of Independent Registered Public Accounting Firm” in our 2019 Proxy Statement to be filed with the SEC is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in this report:

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are set forth under “Index to Exhibits” and is incorporated herein by reference.

ITEM 16.  FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.02	Registrant’s Amended and Restated Bylaws. (1)
4.01	Form of Specimen Certificate for the Registrant’s Common Stock (3)
4.02	Second Amended and Restated Registration Rights Agreement, dated September 24, 2001, by and among the Registrant and the investors named therein. (1)
4.03	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (6)
4.04	Indenture with respect to the Registrant’s 2.00% Convertible Senior Notes due 2028, dated as of August 24, 2018, between the Registrant and Wilmington Trust, National Association, as trustee. (7)
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers. (2)
10.02	Management Incentive Bonus Plan of the Registrant. (2)
10.03	Form of Employment Agreements with Officers. (2)
10.04	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008 (3)
10.05	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012 (4)
10.06	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A. (5)
10.07	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (8)
10.08	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Bank of America, N.A. (9)
10.09	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Citibank N.A. (10)
10.10	Base Call Option Transaction Confirmation, dated as of June 24, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (11)
10.11	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and JPMorgan Chase Bank, National Association, London Branch (12)

10.12	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Bank of America, N.A. (13)
10.13	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Citibank N.A. (14)
10.14	Additional Call Option Transaction Confirmation, dated as of June 27, 2014, between MercadoLibre and Deutsche Bank AG, London Branch (15)
10.15

Purchase Agreement, dated as of June 24, 2014, by and among the Company, and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein (16)

10.16	Amended and Restated 2009 Long-Term Retention Plan (17)
10.17	Amended and Restated 2010 Long-Term Retention Plan (17)
10.18	Amended and Restated 2011 Long-Term Retention Plan (17)
10.19	Amended and Restated 2012 Long-Term Retention Plan (17)
10.20	Amended and Restated 2013 Long-Term Retention Plan (17)
10.21	Amended and Restated 2014 Long-Term Retention Plan (17)
10.22	Amended and Restated 2015 Long-Term Retention Plan (17)
10.23	2016 Long-Term Retention Plan (17)
10.24	2017 Long-Term Retention Plan (18)
10.25	2018 Long-Term Retention Plan (19)
10.26	MercadoLibre Inc. 2016 Director Compensation Program (17)
21.01	List of Subsidiaries*
23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-8*
23.02	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-3*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith
**	Furnished Herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on May 11, 2007
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of MercadoLibre, Inc. filed on July 13, 2007
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013
(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(7)	Incorporated by reference to the Registrant’s Current Report on form 8-K filed on August 24, 2018
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(11)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(12)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(13)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(16)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 7, 2017
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 24, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019

/s/ Mario Vazquez Mario Vazquez	Director	February 28, 2019

/s/ Susan Segal Susan Segal	Director	February 28, 2019

/s/ Nicolás Aguzin Nicolás Aguzin	Director	February 28, 2019

/s/ Nicolás Galperin Nicolás Galperin	Director	February 28, 2019

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 28, 2019

/s/ Meyer Malka Meyer Malka	Director	February 28, 2019

/s/ Javier Olivan Javier Olivan	Director	February 28, 2019
/s/ Roberto Balls Sallouti Roberto Balls Sallouti	Director	February 28, 2019

MercadoLibre, Inc.

Consolidated Financial Statements

as of December 31, 2018 and 2017

and for the three years in the period

ended December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MercadoLibre Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

February 28, 2019

We have served as the Company's auditor since 2010.

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(In thousands of U.S. dollars, except par value)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$ 440,332	$ 388,260
Restricted cash and cash equivalents	24,363	—
Short-term investments (284,317 held in guarantee - see Note 4)	461,541	209,432
Accounts receivable, net	35,153	28,168
Credit cards receivable, net	360,298	521,130
Loans receivable, net	95,778	73,409
Prepaid expenses	27,477	5,864
Inventory	4,612	2,549
Other assets	61,569	58,107
Total current assets	1,511,123	1,286,919
Non-current assets:
Long-term investments	276,136	34,720
Property and equipment, net	165,614	114,837
Goodwill	88,883	92,279
Intangible assets, net	18,581	23,174
Deferred tax assets	141,438	57,324
Other assets	37,744	63,934
Total non-current assets	728,396	386,268
Total assets	$ 2,239,519	$ 1,673,187

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 266,759	$ 221,095
Funds payable to customers	640,954	583,107
Salaries and social security payable	60,406	65,053
Taxes payable	31,058	32,150
Loans payable and other financial liabilities	132,949	56,325
Other liabilities	34,098	3,678
Dividends payable	—	6,624
Total current liabilities	1,166,224	968,032
Non-current liabilities:
Salaries and social security payable	23,161	25,002
Loans payable and other financial liabilities	602,228	312,089
Deferred tax liabilities	91,698	23,819
Other liabilities	19,508	18,466
Total non-current liabilities	736,595	379,376
Total liabilities	$ 1,902,819	$ 1,347,408

Equity:

Common stock, $0.001 par value, 110,000,000 shares authorized,
45,202,859 and 44,157,364 shares issued and outstanding at December 31,
2018 and December 31, 2017	$ 45	$ 44
Additional paid-in capital	224,800	70,661
Retained earnings	503,432	537,925
Accumulated other comprehensive loss	(391,577)	(282,851)
Total Equity	336,700	325,779
Total Liabilities and Equity	$ 2,239,519	$ 1,673,187

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2018, 2017 and 2016

(In thousands of U.S. dollars, except for share data)

	Year Ended December 31,
	2018	2017	2016
Net revenues	$ 1,439,653	$ 1,216,542	$ 844,396
Cost of net revenues	(742,645)	(496,942)	(307,538)
Gross profit	697,008	719,600	536,858

Operating expenses:
Product and technology development	(146,273)	(127,160)	(98,479)
Sales and marketing	(482,447)	(325,375)	(156,296)
General and administrative	(137,770)	(122,194)	(87,310)
Impairment of Long-Lived Assets	—	(2,837)	(13,717)
Loss on deconsolidation of Venezuelan subsidiaries	—	(85,761)	—
Total operating expenses	(766,490)	(663,327)	(355,802)
(Loss) income from operations	(69,482)	56,273	181,056

Other income (expenses):
Interest income and other financial gains	42,039	45,901	35,442
Interest expense and other financial losses	(56,249)	(26,469)	(25,605)
Foreign currency gains (losses)	18,240	(21,635)	(5,565)
Net (loss) income before income tax gain (expense)	(65,452)	54,070	185,328

Income tax gain (expense)	28,867	(40,290)	(48,962)

Net (loss) income	$ (36,585)	$ 13,780	$ 136,366

	Year Ended December 31,
	2018	2017	2016
Basic EPS
Basic net (loss) income
Available to shareholders per common share	$ (0.82)	$ 0.31	$ 3.09
Weighted average of outstanding common shares	44,529,614	44,157,364	44,157,251
Diluted EPS
Diluted net (loss) income
Available to shareholders per common share	$ (0.82)	$ 0.31	$ 3.09
Weighted average of outstanding common shares	44,529,614	44,157,364	44,157,251

Cash Dividends declared (per share)	—	0.600	0.600

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2018, 2017 and 2016

(In thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017	2016

Net (loss) income	$ (36,585)	$ 13,780	$ 136,366
Other comprehensive loss, net of income tax:
Currency translation adjustment	(110,659)	(41,731)	(20,619)
Reclassification of currency translation adjustment due to deconsolidation of Venezuelan subsidiaries	—	17,310	—
Unrealized gains on hedging activities	1,533	—	—
Unrealized net gains (losses) on available for sale investments	2,729	796	(587)
Less: Reclassification adjustment for gains (losses) from accumulated other comprehensive income	2,329	(587)	(672)
Net change in accumulated other comprehensive loss, net of income tax	(108,726)	(23,038)	(20,534)

Total Comprehensive (loss) income	$ (145,311)	$ (9,258)	$ 115,832

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2018, 2017 and 2016

(In thousands of U.S. dollars)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2015	44,157	$44	$137,923	$440,770	$(239,279)	$339,458

Stock-based compensation	—	—	56	—	—	56
Dividend distribution	—	—	—	(26,495)	—	(26,495)
Exercise of convertible notes	—	—	3	—	—	3
Net income	—	—	—	136,366	—	136,366
Other comprehensive loss	—	—	—	—	(20,534)	(20,534)
Balance as of December 31, 2016	44,157	$ 44	$ 137,982	$ 550,641	$ (259,813)	$ 428,854

Exercise of Convertible Notes	—	—	(13)	—	—	(13)
Dividend distribution	—	—	—	(26,496)	—	(26,496)
Capped Call	—	—	(67,308)	—	—	(67,308)
Net income	—	—	—	13,780	—	13,780
Other comprehensive loss	—	—	—	—	(23,038)	(23,038)
Balance as of December 31, 2017	44,157	$ 44	$ 70,661	$ 537,925	$ (282,851)	$ 325,779
Common Stock Issued in exchange of 2019 Notes	1,045	1	342,999	—	—	343,000
Exercise of Convertible Notes	1	—	(8)	—	—	(8)
Repurchase of 2019 Notes Conversion Option	—	—	(433,289)	—	—	(433,289)
Convertible notes - 2028 Notes Equity Component	—	—	257,277	—	—	257,277
Unwind Capped Call	—	—	136,108	—	—	136,108
Capped Call	—	—	(148,948)	—	—	(148,948)
Changes in accounting standards – (See Note 2)	—	—	—	2,092	—	2,092
Net loss	—	—	—	(36,585)	—	(36,585)
Other comprehensive loss	—	—	—	—	(108,726)	(108,726)
Balance as of December 31, 2018	45,203	$ 45	$ 224,800	$ 503,432	$ (391,577)	$ 336,700

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

(In thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017	2016

Cash flows from operations:
Net (loss) income	$ (36,585)	$ 13,780	$ 136,366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized devaluation loss, net	11,131	28,463	4,967
Impairment of Long-Lived Assets	—	2,837	13,717
Loss on deconsolidation of Venezuelan subsidiaries	—	85,761	—
Depreciation and amortization	45,792	40,921	29,022
Accrued interest	(17,811)	(20,192)	(17,794)
Non cash interest and convertible bonds amortization of debt discount and amortization of debt issuance costs	11,408	10,855	9,837
LTRP accrued compensation	27,525	35,719	22,983
Deferred income taxes	(92,585)	(24,575)	(6,188)
Changes in assets and liabilities:
Accounts receivable	(27,105)	(21,817)	(15,428)
Credit cards receivable	42,655	(257,563)	(180,592)
Prepaid expenses	(23,342)	8,670	(9,133)
Inventory	(3,015)	(1,549)	(787)
Other assets	(17,617)	(54,780)	(24,425)
Accounts payable and accrued expenses	90,123	150,215	47,980
Funds payable to customers	175,398	242,037	164,060
Other liabilities	28,202	7,680	(45)
Interest received from investments	16,733	22,548	15,719
Net cash provided by operating activities	230,907	269,010	190,259
Cash flows from investing activities:
Purchase of investments	(3,176,078)	(4,553,649)	(3,501,283)
Proceeds from sale and maturity of investments	2,662,800	4,713,934	3,508,293
Payment for acquired businesses, net of cash acquired	(4,195)	(8,568)	(7,284)
Reduction of cash due to Venezuela deconsolidation	—	(27,230)	—
Purchases of intangible assets	(192)	(33)	(431)
Changes in principal loans receivable, net	(57,232)	(72,244)	(6,599)
Advance for property and equipment	(4,426)	(19,695)	(8,412)
Purchases of property and equipment	(93,136)	(55,156)	(68,527)
Net cash used in investing activities	(672,459)	(22,641)	(84,243)
Cash flows from financing activities:
Funds received from the issuance of convertible notes	880,000	—	—
Transaction costs from the issuance of convertible notes	(16,264)	—	—
Payments on convertible note	(348,123)	—	—
Purchase of convertible note capped calls	(148,943)	(67,308)	—
Unwind of convertible note capped calls	136,108	—	—
Proceeds from loans payable and other financial liabilities	236,873	47,905	11,435
Payments on loans payable and other financing	(123,822)	(5,004)	(6,684)
Dividends paid	(6,624)	(26,496)	(24,419)
Payment of finance lease obligations	(323)	—	—
Net cash provided by (used in) financing activities	608,882	(50,903)	(19,668)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(90,895)	(41,346)	(19,089)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	76,435	154,120	67,259
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the year	388,260	234,140	166,881
Cash, cash equivalents, restricted cash and cash equivalents, end of the year	$464,695	$388,260	$234,140

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

(In thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid for interest	$ 19,511	$ 7,734	$ 8,059
Cash paid for income tax	$ 99,488	$ 110,913	$ 74,008

Non-cash financing activities:
Stock based compensation	$ —	$ —	$ 56
Common Stock Issued in exchange of 2019 Notes	$ 343,000	$ —	$ —
Exercise of convertible notes	$ 1	$ —	$ 3
Finance lease obligations	$ 7,125	$ —	$ —

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$ 5,206	$ —	$ 1,215
Property and equipment acquired under finance leases	$ 7,448	$ —	$ —

Acquisition of business	2018 (1)	2017 (2)	2016
Cash and cash equivalents	$ 507	$ 165	$ 93
Accounts receivable	1,145	471	609
Tax credits	—	—	21
Other current assets	202	18	224
Fixed Assets	90	1	71
Total assets acquired	1,944	655	1,018
Accounts payable and accrued expenses	149	26	434
Other liabilities	1,341	429	389
Total liabilities assumed	1,490	455	823
Net assets acquired	454	200	195
Goodwill, Identifiable Intangible Assets and deferred tax liabilities	7,022	5,966	6,874
Trademarks	1,020	328	251
Customer lists	475	1,280	676
Software	—	709	282
Non Compete and Non Solicitation Agreement	937	250	314
Total purchase price	9,908	8,733	8,592
Cash and cash equivalents acquired	507	165	93
Payment for acquired businesses, net of cash acquired	$ 9,401	$ 8,568	$ 8,499

(1)    Related to the acquisition of software development and machine-learning companies in Argentina – See Note 6.

(2)    Related to the acquisition of software development companies in Brazil – See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in the state of Delaware, in the United States of America, in October 1999. MercadoLibre is the largest online commerce ecosystem in Latin America, serving as an integrated regional platform and as a provider of necessary online and technology tools that allow businesses and individuals to trade products and services in the region. The Company enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), which allows users to buy and sell in most of Latin America.

Through MercadoPago, the FinTech solution, MercadoLibre enables individuals and businesses to send and receive online payments; through MercadoEnvios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through our advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their product and services on the web; through MercadoShops, MercadoLibre allows users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model; through MercadoCredito, MercadoLibre extends loans to certain merchants and consumers; and through MercadoFondo, MercadoLibre allows users to invest funds deposited in their MercadoPago accounts. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of December 31, 2018, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

The Company determined that, effective December 1, 2017, evolving conditions in Venezuela have caused the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiaries. The Venezuela’s selective default determination, restrictive exchange controls and suspension of foreign exchange market that severely incremented the lack of access to U.S. dollars through official currency exchange mechanisms, plus the worsening in Venezuela macroeconomic environment, has resulted in other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and restricted the Company’s ability to pay dividends and satisfy other obligations denominated in U.S. dollars. The currency controls in Venezuela have significantly limited the Company’s ability to realize the benefits from earnings and to access to resulting liquidity of those operations. For accounting purposes, this lack of exchangeability has resulted in lack of control over Venezuelan subsidiaries. Therefore, in accordance to the applicable accounting standards, as of December 1, 2017, the Company deconsolidated the financial statements of its subsidiaries in Venezuela and began reporting the results under the cost method of accounting. Accordingly, as of December 1, 2017, the Company no longer includes the results of its Venezuelan operations.

As a result of the deconsolidation, the Company recorded an impairment of $85,761 thousands as of December 31, 2017. The pretax charge includes the fully write-off of the Company’s net assets in Venezuela, foreign currency translation previously included in Accumulated other comprehensive loss for $17,310 thousands and all inter-company balances for $9,144 thousands. As a result of the above mentioned write-off, as of December 31, 2018 and 2017 the Company ’s investment in Venezuela equals zero.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Principles of consolidation (continued)

Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from its operations, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has no outstanding receivables or payables with the Venezuelan entity. The factors that led to the Company’s conclusion to deconsolidate its Venezuelan subsidiaries as of December 1, 2017 continued to exist through the date of this report. Despite the Venezuelan macroeconomic context, the Company will continue its operations in Venezuela for the foreseeable future. Further, the Company only recognizes revenue from intercompany service allocations to Venezuelan subsidiaries to the extent the Company collects the respective receivables.

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, and intangible assets and goodwill located in the foreign jurisdictions totaled $270,073 thousands and $223,134 thousands as of December 31, 2018 and 2017, respectively.

Cash and cash equivalents, restricted cash and cash equivalents, short-term and long-term investments, amounted to $1,202,372 thousands and $632,412 thousands as of December 31, 2018 and 2017, respectively. As of December 31, 2018, 45% of those assets are located in the United States of America and 55% are located in foreign locations, mainly Brazil, Mexico and Argentina. As of December 31, 2017, 30% of those assets were located in the United States of America and 70% were in foreign locations, mainly Brazil and Argentina.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowance for doubtful accounts and chargeback provisions, allowance for loans receivables, recoverability of goodwill, intangible assets with indefinite useful lives and tax loss carryforwards, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, recognition of income taxes and contingencies. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, consisting primarily of money market funds, to be cash equivalents.

Cash, cash equivalents and restricted cash and cash equivalents of $464,695 thousands as reported in the consolidated statements of cash flow for the yerar ended December 31, 2018 is the sum of $440,332 thousand and $24,363 thousands shown in lines Cash and cash equivalents and Restricted cash and cash equivalents, respectively, of the consolidated balance sheet.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to debt securities, this assessment takes into account the intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and if the Company does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). The Company did not recognize any other-than-temporary impairment on the investments in 2018, 2017 and 2016.

Money market funds, corporate and sovereign debt securities (including Central Bank of Brazil mandatory guarantee) are valued at fair value. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Credit cards receivables and funds payable to customers

Credit cards receivables mainly relate to the Company’s payments solution and arise due to the time taken to clear transactions through external payment networks either during the time required to collect the installments or during the period of time until those credit cards receivables are sold to financial institutions.

Credit cards receivables are presented net of the related provision for chargebacks. As of December 31, 2018 and 2017, there are no material past due credit cards receivables.

Funds payable to customers relate also to the Company’s payments solution and are originated by the amounts due to users held by the Company. Funds, net of any amount due to the Company by the user, are maintained in the user’s current account until withdrawl is requested by the user. See Note 4 “Short-term and long-term investments” for adicional information on regulations in Brazil.

Loans receivable, net

Loans receivable represents loans granted to certain merchants and consumers through the Company’s MercadoCredito solution.

Loans receivable are reported at their outstanding principal balances plus estimated collectible interest, net of allowances. Loans receivable are presented net of the allowance for uncollectible accounts, which represent Management’s best estimate of probable incurred losses inherent in the Company’s portfolio of loans receivable. Allowances are based upon several factors including, but not limited to, historical experience and the current aging of customers. The Company places loans on non-accrual status at 90 days past due.

Through the Company’s MercadoCredito solution, merchants can borrow a certain percentage of their monthly sales volume and are charged with a fixed interest rate based on the overall credit assessment of the merchant. Merchant and consumers credits are repaid in a period ranging between 3 and 12 months.

The Company closely monitors credit quality for all loans receivable on a recurring basis. To assess a merchant and consumers seeking a loan under the MercadoCredito solution, the Company uses, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchant's ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant's ability to repay the credit, including external and internal indicators. Internal indicators consider merchant's annual sales volume, claims history, prior repayment history, and other measures. Based on internal scoring, merchants are rated from A (Prime) to F (Upper medium grade). In addition, the Company considers external bureau information to enhance the scoring model and the decision making process. The internal rating and the bureau credit score are combined in a risk matrix, which is also used to price the loans based on the risk profile. As of December 31, 2018, the Company’s MercadoCredito solution was granted only to the most loyal merchants with the best reputation on the site and certain loyalty buyers in Argentina and Brazil.

Transfer of financial assets

The Company may sell credit cards coupons to financial institutions, included within “Credit cards receivables”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. As of December 31, 2018 and 2017, there is no continuing involvement with transferred credit card coupons. Based on historical experience to date the Company assessed that it does not hold a significant credit risk exposure in relation to transfer of financial assets with recourse. The aggregate gain included in net revenues arising from these financing transactions, net of the costs recognized on sale of credit card coupons, is $258,595 thousands, $185,469 thousands and $119,779 thousands, for the years ended December 31, 2018, 2017 and 2016, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Concentration of credit risk

Cash and cash equivalents, restricted cash and cash equivalents, short-term and long-term investments, credit card receivables, accounts receivable and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents and investments are placed with financial institutions and financial instruments that Management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards, and MercadoPago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. Loans receivable are granted to several loyal merchants with the best reputation on the site and certain loyalty buyers. The Company maintains an allowance for doubtful accounts receivable, loans receivable and credit cards receivables based upon its historical experience and current aging of customers. Historically, such charges have been within Management expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable and loans receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to sales and marketing expense.

During the years ended December 31, 2018, 2017 and 2016, no single customer accounted for more than 5% of net revenues. As of December 31, 2018 and 2017, no single customer, except for high credit quality credit card processing companies, accounted for more than 5% of accounts receivable and loans receivable.

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

Provision for buyer protection program

The Company provides consumers with a buyer protection program (“BPP”) for all transactions completed through the Company’s online payment solution (“MercadoPago”). The Company is exposed to losses under this program due to this program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. Provisions for BPP represent our estimate of probable losses based on our historical experience.

Inventory

Inventory, consisting of mobile point of sale (“MPOS”) devices available for sale, are accounted for using the weighted average price method, and are valued at the lower of cost or market value.

Property and equipment, net

Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2018 and 2017, the Company capitalized $38,412 thousands and $35,560 thousands, respectively.

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

Before deconsolidating the Subsidiaries in Venezuela, as explained in section “Principles of consolidating” and considering the changes in facts and circumstances in the exchange markets in Venezuela and the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, the Company compared the carrying amount of the long-lived assets with the expected undiscounted future net cash flows and concluded that certain office spaces held in Caracas, Venezuela, should be impaired. As a consequence, the Company estimated the fair value of the impaired long-lived assets and recorded impairment losses of $2,837 thousands and $13,717 thousands on June 30, 2017 and June 30, 2016, respectively, by using the market approach and considering prices for similar assets.

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

As of December 31, 2018 and 2017, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2018, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by Management. The Company uses discount rates to each reporting unit in the range of 16.1% to 18.9%. The average discount rate used for 2018 was 17.5%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Confirmed Registered Users (“CRUs”), Gross Merchandise Volume (“GMV”), Total Payment Volume (“TPV”), Average Selling Price (“ASP”), Successful Item sold (“SI”), Take Rate defined as marketplace revenues as a percentage of GMV and operating margins. In addition, the analysis include a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product (“GDP”), Internet penetration rates as well as trends in the Company’s market share.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Impairment of goodwill and intangible assets with indefinite useful life (continued)

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and the second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized in the years ended December 31, 2018, 2017 and 2016 as Management’s assessment of the fair value of each reporting unit exceeds its carrying value.

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. No impairment loss has been recognized in the years ended December 31, 2018, 2017 and 2016.

Revenue recognition

Revenues are recognized when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Contracts with customers may include promises to transfer multiple services including discounts on current or future services. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require judgment.

Revenues are recognized when each performance obligation is satisfied by transferring the promised service to the customer according to the following criteria described for each type of service:

a)	Enhanced Marketplace services:
•

Revenues from intermediation services derived from listing and final value fees paid by sellers. Revenues related to final value fees are recognized at the time that the transaction is successfully concluded.

•

Revenues from shipping services are generated when a buyer elects to receive the item through our shipping service and the service is rendered to the customer. When the Company acts as an agent, revenues derived from the shipping services are presented net of the transportation costs charged by third-party carriers and when the Company acts as principal, revenues derived from the shipping services are presented in gross basis. As part of the Company’s business strategy, shipping costs may be fully or partially subsidized at the Company’s option.

b)	Non-Marketplace services:
•

Revenues from commissions we charge to sellers for transactions off-platform derived from the use of the Company’s on-line payments solution, are recognized once the transaction is considered completed, when the payment is processed by the Company, net of rebates granted. The Company also earns revenues as a result of offering financing to its MercadoPago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets to financial institutions. When the Company finances the transactions directly, it recognizes financing revenue ratably over the period of the financing. When the Company sells the corresponding financial assets to financial institutions, the result of such sale is accounted for as financing revenues net of financing costs at the time of transfer of the financial assets.

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

•	Revenues from sale of MPOS are genreated when control of the good is transferred to our customer.
•

Revenues from interest earned on loans and advances granted to merchants and consumers are recognized over the period of the loan and are based on effective interest rates. The Company places loans on non-accrual status at 90 days past due.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Revenue recognition (continued)

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. The allowance for doubtful accounts, loan receivables and chargebacks is estimated based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts, loan receivables and chargebacks was $23,411 thousands and $19,735 thousands as of December 31, 2018 and 2017, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the year in accordance with ASC 606 (as defined below). Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2017 and 2016 was $6,116 thousands and $1,955 thousands, respectively, of which substantially all were recognized as revenue during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, total deferred revenue was $5,918 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

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

Sales tax

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $139,433 thousands, $106,980 thousands and $75,618 thousands for the years ended December 31, 2018, 2017 and 2016, respectively. Venezuelan result have been deconsolidated since December 1, 2017, therefore, 2018 results do not include Venezuelan segment results.

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

Comprehensive (loss) income

Comprehensive (loss) income is comprised of two components, net (loss) income and other comprehensive (loss) income. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive (loss) income includes the cumulative adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries, unrealized gains and losses on investments classified as available-for-sale and on hedging activities. Total comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016 amounted to $(145,311) thousands, $(9,258) thousands and $115,832 thousands, respectively.

Variable Interest Entities (VIE)

A VIE is an entity (i) that has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, (ii) that has equity investors who lack the characteristics of a controlling financial interest or (iii) in which the voting rights of some equity investors are disproportionate to their obligation to absorb losses or their right to receive returns, and substantially all of the entity’s activities are conducted on behalf of the equity investors with disproportionately few voting rights. The Company consolidates VIEs of which it is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Please see Note 22 to these consolidated financial statements for additional detail on the VIEs used for securitization purposes.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018 and Venezuela since January 1, 2010, which functional currency was the U.S. dollar until its deconsolidation. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive loss. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated financial statements of income under the caption “Foreign currency gains (losses)” and amounted to $18,240 thousands, ($21,635) thousands and ($5,565) thousands for the years ended December 31, 2018, 2017 and 2016, respectively.

Argentine currency status

During 2016, there were no significant changes in the exchange rate. As of December 31, 2016, the Argentine Peso exchange rate against the U.S. dollar was 15.89

During 2017, the Argentine Peso exchange rate increased by 17% against the U.S. dollar to 18.65 Argentine Pesos per U.S. dollar as of December 31, 2017. Due to such increase in the Argentine Peso exchange rate against the U.S. dollar, the Company recognized a foreign exchange gain of $4,422 thousands (as a result of having a net asset position in U.S. dollars) and the reported Other Comprehensive Loss increased by $37,602 thousands (as a result of having a net asset position in Argentine Pesos during the year).

As of July 1, 2018, the Company transitioned its Argentinian operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their inmediate parent company.

Pursuant to the change in the functional currency, local currency monetary assets and liabilities are re measured at closing exchange rate, and non-monetary assets, revenues and expenses are remeasured at the rate prevailing on the date of the respective transaction. The effect of the re measurement is recognized as foreign currency gains (losses).

During 2018, the Argentine Peso exchange rate increased by 102% against the U.S. dollar to 37.7 Argentine Pesos per U.S. dollar as of December 31, 2018. Due to such increase in the Argentine Peso exchange rate against the U.S. dollar, and the adoption of the U.S. dollar as Argentine subsidiaries’s functional currency due to hyperinflation, during the year ended December 31, 2018, the Company recognized a foreign exchange gain of $19,021 thousands (this gain was a consequence of having, mainly, a net monetary asset position in U.S. dollars during the first half of 2018, and mainly, a net monetary liability position in Argentine Pesos, during the second half of 2018).

Argentina is the second largest principal market of the Company’s business, as measured by net revenue (see Note 7 – Segment Reporting). Recently, the economic environment in Argentina has been volatile with weak economic conditions, devaluation of local currency, high interest rates, high level of inflation and a large public deficit which led Argentina to request financial assistance from the International Monetary Fund.

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

Income taxes (continued)

On August 17, 2011, the Argentine government issued a new software development law and on September 9, 2013 the Argentine government issued a regulatory decree establishing the requirements to become a  beneficiary of the new software development law, including a requirement to comply with annual incremental ratios related to exports of services and research and development. The new law will expire on December 31, 2019.

The Argentine Industry Secretary approved the Company’s application for eligibility under the new law for Mercadolibre S.R.L., Neosur S.RL. and Business Vision S.A., which are Argentine subsidiaries of the Company. As a result, these subsidiaries have been granted a tax holiday that includes as benefit  a 60% relief of total income tax related to software development activities and a 70% relief of payroll taxes related to software development activities. The tax holiday applies retroactively as of September 18, 2014.

As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $19,988 thousands, $22,919 thousands and $22,570 thousands during 2018, 2017 and 2016, respectively. Furthermore, the Company recorded a labor cost benefit of $6,801 thousands, $7,605 thousands and $5,481 thousands during 2018, 2017 and 2016.  Additionally, $1,875 thousands, $2,137 thousands and $1,967 thousands were accrued to pay software development law audit fees during 2018, 2017 and 2016, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.45, $0.52 and $0,51 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2012 primarily include the U.S., Argentina, Brazil and Mexico.

2.00% Convertible Senior Notes due 2028 – Debt Exchange

On August 24, 2018, the Company issued $800,000 thousands of 2.00% Convertible Senior Notes due 2028 and on August 31, 2018 the Company issued an additional $80,000 thousands of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands (including transaction expenses) to enter into capped call transactions with respect to its common shares (the “ 2028 Notes Capped Call Transactions”), with certain financial institutions. For more detailed information in relation to the 2028 Notes and the 2028 Notes Capped Call Transactions, see Note 17 to these consolidated financial statements.

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

2.00% Convertible Senior Notes due 2028 – Debt Exchange (continued)

In connection with the 2028 Notes issued, the Company used a portion of the net proceeds to repurchase or exchange $263,724 thousands principal amount of its 2019 Notes, $131,602 thousands of which were exchanged through a private exchange agreement. The Company assessed whether the instruments subject to exchange were substantially different, considering both qualitative (e.g., currency, term, and rate) and quantitative aspects, and whether i) the present value of discounted cash flows under the conditions of the new instrument and original instrument is at least 10% different and ii) the change in the fair value of the embedded conversion option is at least 10% of the carrying amount of the original debt immediately prior to the exchange. In this regard, the Company recognizes the exchange of the Notes as an extinguishment due to the fact that the instruments subject to exchange are substantially different.

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

In connection with the MercadoEnvios service the Company has identified a performance obligation with the seller to arrange for the transportation of the merchandise sold to the buyer using third-party carriers. When the Company acts as agent, upon adoption of ASC 606, the revenues derived from the shipping services are presented net of the respective transportation costs charged by third-party carriers and paid by the Company. As part of the business strategy, the Company may fully or partially subsidize the cost of shipping at the Company’s option. Under the current guidance the Company must account for the subsidized cost of shipping netting of revenues rather than as cost of net sales. For the years ended December 31, 2018 and 2017, the Company incurred $424,838 thousands and $181,553 thousands, respectively, of subsidized shipping costs that have been incurred and included as a reduction of revenues.

Under the full retrospective method, the Company retrospectively applied ASC 606 to year ended December 31, 2017. The total impact resulting from the change in presentation of shipping subsidies was a decrease in Net revenues and Cost of net revenues of $181,553 thousands in the Consolidated Statement of Income for the year ended December 31, 2017. Additionally, the adoption of ASC 606 did not modify the carrying amount of assets or liabilities as of the beginning of the first period presented, thus, there was no effect on the opening balance of retained earnings as of January 1, 2017.

Furthermore, the adoption did not have a material impact on the consolidated balance sheets as of December 31, 2018 and December 31, 2017, on Net (loss) income and on the Statements of Cash Flows for the years ended December 31, 2018 and 2017.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Accounting Pronouncements Not Yet Adopted (continued)

The guidance permits the use of a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Alternatively, the guidance permits a “Comparatives Under 840 Option” that changes the date of initial application to the beginning of the period of adoption. The Company will be electing the Comparatives Under 840 Option in which it will apply ASC 840 to all comparative periods, including disclosures, and recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, if any. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows to carryforward the historical lease classification. In addition, the Company elected certain practical expedients and accounting policies including the lessee practical expedient to not separate lease components. The Company will also make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term.

The standard will have a material impact on the Company’s consolidated balance sheets. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while the accounting for existing finance leases remains substantially unchanged.

Adoption of the standard will result in the recognition of ROU assets and lease liabilities for operating leases in a range of  $115,000 – $125,000 thousands and $115,000 – $125,000 thousands, respectively, as of January 1, 2019, the date of initial application. The Company does not believe the standard will materially affect the consolidated net earnings.

On June 16, 2016 the FASB issued the ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of credit losses on financial instruments” and in November 2018 issued the ASU 2018-19 “Codification improvements to Topic 326 Financial Instruments-Credit losses. These updates amend guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this update eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this topic will require that credit losses be presented as an allowance rather than as a write-down. The new standard is effective for fiscal years beginning after December 15, 2019. The Company is assessing the effects that the adoption of these accounting pronouncements may have on its financial statements.

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

Notes to Consolidated Financial Statements

3.	Net (loss) income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net (loss) income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the year.

On June 30, 2014, the Company issued $330,000 thousands of 2.25% Convertible Senior Notes due 2019 and on August 24, 2018 and August 31, 2018 the Company issued an aggregate principal amount of $880,000 thousands of 2.00% Convertible Senior Notes due 2028 (please refer to Note 17 to these consolidated financial statements for discussion regarding these debt notes). The conversion of these debt notes are considered for diluted earnings per share utilizing the “if converted” method, the effect of that conversion is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.

The denominator for diluted net (loss) income per share for the years ended on December 31, 2018, 2017 and 2016 does not include any effect from the 2019 Notes Capped Call Transactions or the 2028 Notes Capped Call Transactions (as defined in Note 17) because it would be antidilutive. In the event of conversion of any or all of the 2019 Notes or the 2028 Notes, the shares that would be delivered to the Company under The Capped Call Transactions (as defined in Note 2) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

For the years ended December 31, 2018, 2017 and 2016, the effects on diluted earnings per share were antidilutive and, as a consequence, they were not computed for diluted earnings per share.

Net (loss) income per share of common stock is as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income per common share	$ (0.82)	$ (0.82)	$ 0.31	$ 0.31	$ 3.09	$ 3.09

Numerator:
Net (loss) income	$ (36,585)	$ (36,585)	$ 13,780	$ 13,780	$ 136,366	$ 136,366

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	44,529,614	—	44,157,364	—	44,157,251	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	44,529,614	—	44,157,364	—	44,157,251

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

4.	Short-term and long-term investments

The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2018	2017
	(In thousands)
Short-term investments
Time Deposits	$ 20,056	$ 202,820
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	284,317	—
Sovereign Debt Securities	157,147	2,225
Corporate Debt Securities	21	4,387
Total	$ 461,541	$ 209,432

Long-term investments
Sovereign Debt Securities	$ 272,455	$ 13,671
Corporate Debt Securities	241	19,926
Others Investments	3,440	1,123
Total	$ 276,136	$ 34,720

Unrealized gains (losses) of available-for-sale securities, net of tax, were $2,729 thousands, $796 thousands and $(587) thousands for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018 and 2017, the Company has no securities considered held-to-maturity.

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained the approval from the Central Bank of Brazil to operate as authorized payment institution. With the authorization, MercadoPago in Brazil will be subject to the supervision of the Central Bank of Brazil and must fully comply with all the obligations established in the current regulation. Among other obligations, the regulation requires authorized payment institutions to hold the balance available in the payment institution account in either in a specific account of Central Bank of Brazil that does not pay interest or in Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia”. The percentage of the electronic currency that must be deposited was 80% as of December 31, 2018 and 100% as of January 1, 2019. As of December 31, 2018 and in accordance with the regulation, the Company held $284,317 thousands deposited in Brazilian federal government bonds as mandatory guarantee.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components

	December 31,	December 31,
	2018	2017
	(In thousands)
Accounts receivable, net:
Users	$ 32,148	$ 25,615
Advertising	7,061	6,868
Others debtors	4,646	5,506
	43,855	37,989
Allowance for doubtful accounts	(8,702)	(9,821)
	$ 35,153	$ 28,168

	December 31,	December 31,
	2018	2017
	(In thousands)
Credit cards receivable
Credit cards and other means of payments	$ 368,371	$ 526,314
Allowance for chargebacks	(8,073)	(5,184)
	$ 360,298	$ 521,130

	December 31,	December 31,
	2018	2017
	(In thousands)
Loans receivable, net
Loans receivables	$ 102,414	$ 78,139
Allowance for uncollectible accounts	(6,636)	(4,730)
	$ 95,778	$ 73,409

	December 31,	December 31,
	2018	2017
	(In thousands)
Current other assets:
VAT credits	$ 19,656	$ 15,819
Income tax credits	26,304	24,902
Sales tax	5,307	10,002
Other	10,302	7,384
	$ 61,569	$ 58,107

	December 31,	December 31,
	2018	2017
	(In thousands)
Non current other assets:
Advances for fixed assets	$ —	$ 21,612
Judicial deposits	32,421	39,325
Other	5,323	2,997
	$ 37,744	$ 63,934

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	Estimated
	useful life	December 31,	December 31,
	(years)	2018	2017
		(In thousands)
Property and equipment, net:
Equipment	3-5	$ 68,526	$ 62,218
Land & Building	50 (1)	68,607	41,347
Furniture and fixtures	3-5	20,732	16,292
Software	3	139,611	97,871
Cars	3	—	14
		297,476	217,742
Accumulated depreciation		(131,862)	(102,905)
		$ 165,614	$ 114,837

(1)	Estimated useful life attributable to “Buildings”.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Depreciation and amortization:
Cost of net revenues	$ 4,332	$ 3,737	$ 1,965
Product and technology development	31,852	29,092	20,581
Sales and marketing	1,643	2,071	1,599
General and administrative	7,965	6,021	4,877
	$ 45,792	$ 40,921	$ 29,022

	December 31,	December 31,
	2018	2017
	(In thousands)
Accounts payable and accrued expenses:
Accounts payable	$ 243,307	$ 199,498
Accrued expenses
Advertising	16,083	16,575
Buyer protection program provision	4,146	1,087
Professional fees	1,242	1,146
Other expense provisions	1,888	2,698
Other current liabilities	93	91
	$ 266,759	$ 221,095

	December 31,	December 31,
	2018	2017
	(In thousands)
Current loans payable and other financial liabilities:
Convertible notes	$ 64,748	$ —
Loans payable	46,273	36,876
Unsecured lines of credit	20,464	19,449
Finance lease obligations	1,464	—
	$ 132,949	$ 56,325

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	December 31,	December 31,
	2018	2017
	(In thousands)
Non current loans payable and other financial liabilities:
Convertible notes	$ 550,126	$ 311,994
Loans payable	46,441	95
Finance lease obligations	5,661	—
	$ 602,228	$ 312,089

	December 31,	December 31,
	2018	2017
	(In thousands)
Current other liabilities:
Advanced Collections	$ 20,465	$ —
Provisions and contingencies (*)	5,992	—
Contingent considerations and escrows from acquisitions	1,124	611
Other	6,517	3,067
	$ 34,098	$ 3,678

	December 31,	December 31,
	2018	2017
	(In thousands)
Non current other liabilities:
Provisions and contingencies (*)	$ 12,591	$ 16,791
Contingent considerations and escrows from acquisitions	4,942	1,161
Other	1,975	514
	$ 19,508	$ 18,466

	December 31,	December 31,	December 31,
	2018	2017	2016
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (394,306)	$ (283,647)	$ (259,226)
Unrealized gains (losses) on investments	3,345	1,211	(909)
Estimated tax loss (gain) on unrealized gains on investments	(616)	(415)	322
	$ (391,577)	$ (282,851)	$ (259,813)

(*)

Includes an amount of $12,770 thousands ($5,992 thousands current and $6,778 thousands non current) and $10,889 thousands as of December 31, 2018 and 2017, respectively, corresponding to deferred payments in relation to sales taxes up to the amounts disbursed for the building acquisitions in the City of Buenos Aires, as explained in Note 2.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

The following table summarizes the changes in accumulated balances of other comprehensive loss for the year December 31, 2018:

	Unrealized	Unrealized	Foreign	Estimated tax
	(Loss) Gains on	(Losses) Gains on	Currency	(expense)
	hedging activities, net (*)	Investments	Translation	benefit	Total 2018	Total 2017
		(In thousands)
Balances as of December 31, 2017	$ —	$ 1,211	$ (283,647)	$ (415)	$ (282,851)	$ (259,813)
Other comprehensive (loss) income before reclassifications	1,533	3,345	(110,659)	(616)	(106,397)	(40,935)
Amount of (gain) loss reclassified from accumulated other comprehensive (loss) income	(1,533)	(1,211)	—	415	(2,329)	587
Reclassification of currency translation adjustment due to deconsolidation of Venezuelan subsidiaries		—	—	—	—	17,310
Net current period other comprehensive (loss) income	—	2,134	(110,659)	(201)	(108,726)	(23,038)
Ending balance	$ —	$ 3,345	$ (394,306)	$ (616)	$ (391,577)	$ (282,851)

(*) During 2018, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the principal amount of certain loans denominated in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. These contracts were settled in December 2018.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2018:

Amount of Gain (Loss)
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Income	Comprehensive	Affected Line Item
Components	Income	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 1,211	Interest income and other financial gains
Unrealized gains on hedging activities	1,533	Foreign currency gains (losses)
Estimated tax gain on unrealized losses on investments	(415)	Income tax loss
Total reclassifications for the year	$ 2,329	Total, net of income taxes

6.	Business combinations, goodwill and intangible assets

Business combinations

Acquisition of a software development company in Argentina

In October 2018, the Company, through its subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, completed the acquisition of 100% of the equity interest of Kaitzen S.A. and Kinexo S.A. (K&K), which are software development companies located and organized under the laws of Argentina. The objective of the acquisition was to enhance the capabilities of the Company in terms of software development.

The aggregate purchase price for the acquisition was $4,053 thousands, measured at its fair value amount, which included: (i) the total cash payment of $2,136 thousands at the time of closing; (ii) an escrow of $1,051 thousands and (iii) a contingent additional cash consideration up to $866 thousands.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from October 2018. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $419 thousands.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

The following table summarizes the purchase price allocation for the acquisition:

K&K In thousands of U.S. dollars
Cash and cash equivalents	$222
Other net tangible liabilities	(6)
Total net tangible assets acquired	216
Customer lists	375
Trademark	721
Non-solicitation and Non-compete agreements	698
Goodwill	2,043
Purchase Price	$4,053

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Business combinations (continued)

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the date of these consolidated financial statements. The valuation of identifiable intangible assets acquired reflects Management’s estimates based on the use of established valuation methods. Such assets consist of trademark, customer lists, non-compete and non-solicitation agreements for a total amount of $1,794 thousands. Management of the Company estimates that customer lists, trademark and non-compete agreements will be amortized over a three-year period, while non-solicitation agreements will be amortized over a five-year period.

The Company recognized goodwill for this acquisition based on Management’s expectation that the acquired business will improve the Company’s business. Arising goodwill was allocated to the Argentinean segment identified by the Company’s Management, considering the synergies expected from this acquisition and it is expected that the acquiree will contribute to the earnings generation process of such segment. Goodwill arising from this acquisition is not deductible for tax purposes.

The results of operations for periods prior to the acquisitions, individually and in the aggregate, were not material to the Company’s consolidated statements of income and, accordingly, pro forma information has not been presented.

Acquisition of a machine learning company in Argentina

In September 2018, the Company, through its subsidiaries Meli Participaciones S.L. and Marketplace Investment LLC, completed the acquisition of 100% of the equity interest of Machinalis S.R.L., a company that develops machine-learning tools located and organized under the laws of Argentina. The objective of the acquisition was to enhance the capabilities of the Company in machine-learning tools.

The aggregate purchase price for the acquisition was $5,855 thousands, measured at its fair value amount, which included: (i) the total cash payment of $2,566 thousands at the time of closing; (ii) an escrow of $2,096 thousands and (iii) a contingent additional cash consideration up to $1,193 thousands.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from September 2018. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $113 thousands.

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

The results of operations for periods prior to the acquisitions, individually and in the aggregate, were not material to the Company’s consolidated statements of income and, accordingly, pro forma information has not been presented.

Acquisition of a software development company in Brazil

In December 2017, through its subsidiary Ebazar.com.br.Ltda, the Company acquired 100% of the issued and outstanding shares of capital stock of Ecommet Software Ltda. (“Ecommet”), a software development company located in Brazil.

The aggregate purchase price for the acquisition of the 100% of the acquired business was $8,733 thousands, measured at its fair value, which included: (i) the total cash payment of $5,546 thousands at closing day, (ii) an escrow of $3,187 thousands.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from December 2017. The net revenues and net income of the acquiree included in the Company’s statement of income since the acquisition amounted to 251 thousands and 41 thousands, respectively.

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

Supplemental pro forma financial information required by U.S. GAAP for the acquisition disclosed above, was not material to the consolidated financial statements of income of the Company and, accordingly, such information has not been presented.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2018	2017
	(In thousands)
Goodwill	$ 88,883	$ 92,279
Intangible assets with indefinite useful lives
- Trademarks	8,584	11,587
Amortizable intangible assets
- Licenses and others	5,406	6,175
- Non-compete agreement	3,028	2,689
- Customer list	14,897	16,584
- Trademarks	4,565	1,772
Total intangible assets	$ 36,480	$ 38,807
Accumulated amortization	(17,899)	(15,633)
Total intangible assets, net	$ 18,581	$ 23,174

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31, 2018
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ 3,632	$ 1,193	$ 92,279
- Business acquisitions	3,110	3,175	543	61	80	53	7,022
- Effect of exchange rates changes	(5,533)	(1,990)	401	(2,852)	(373)	(71)	(10,418)
Balance, end of the year	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

	Year ended December 31, 2017
	Brazil	Argentina	Mexico	Chile	Venezuela	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 27,660	$ 6,587	$ 29,342	$ 17,388	$ 5,989	$ 3,643	$ 1,188	$ 91,797
- Business acquisitions	5,966	—	—	—	—	—	—	5,966
- Effect of exchange rates changes	(1,134)	(826)	1,054	1,417	—	(11)	5	505
- Deconsolidation of Venezuelan subsidiaries	—	—	—	—	(5,989)	—	—	(5,989)
Balance, end of the year	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ —	$ 3,632	$ 1,193	$ 92,279

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies. Aggregate amortization expense for intangible assets totaled $6,102 thousands, $4,402 thousands and $4,030 thousands for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2018:

For year ended 12/31/2019	$ 3,513
For year ended 12/31/2020	2,299
For year ended 12/31/2021	1,827
For year ended 12/31/2022	1,125
Thereafter	1,233
$ 9,997

7.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, resources are assigned, the criteria used by Management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown to reflect the evaluation of the Company’s performance defined by the Management. The Company’s segments include Brazil, Argentina, Mexico and other countries (such as Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and the United States of America).

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

As a consequence of the implementation of ASC 606 further described in Note 2, the Company reassessed the definition of its customers for each service, which resulted in a change of the information presented for net revenues by similar services. As of January 1, 2018 when the Company acts as an agent, net revenues from shipping are presented net of the respective transportation costs as part of the Enhanced Marketplace service. Such change has been applied retroactively for comparative purposes.

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 866,175	$ 376,563	$ 109,096	$ 87,819	$ 1,439,653
Direct costs	(762,636)	(254,539)	(164,637)	(79,581)	(1,261,393)
Direct contribution	103,539	122,024	(55,541)	8,238	178,260

Operating expenses and indirect costs of net revenues					(247,742)
Loss from operations					(69,482)

Other income (expenses):
Interest income and other financial gains					42,039
Interest expense and other financial losses					(56,249)
Foreign currency gains					18,240
Net loss before income tax gain					$ (65,452)

	Year Ended December 31, 2017
	Brazil	Argentina	Mexico	Venezuela (*)	Other Countries	Total
	(In thousands)
Net revenues	$ 690,808	$ 359,357	$ 51,335	$ 54,327	$ 60,715	$ 1,216,542
Direct costs	(471,588)	(215,831)	(107,408)	(22,101)	(53,201)	$ (870,129)
Impairment of Long-lived Assets	-	-	-	(2,837)	-	$ (2,837)
Loss on deconsolidation of Venezuelan subsidiary	-	-	-	(76,617)	-	$ (76,617)
Direct contribution	219,220	143,526	(56,073)	(47,228)	7,514	266,959

Operating expenses and indirect costs of net revenues						(201,542)
Loss on Deconsolidation of Venezuelan's Intercompany balances						(9,144)
Income from operations						56,273

Other income (expenses):
Interest income and other financial gains						45,901
Interest expense and other financial losses						(26,469)
Foreign currency losses						(21,635)
Net income before income tax expense						$ 54,070

(*)Excludes results of operations for Venezuela for the month of December 2017. Please refer to Note 2 of these audited consolidated financial statements for additional detail.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

	Year Ended December 31, 2016
	Brazil	Argentina	Mexico	Venezuela	Other Countries	Total
	(In thousands)
Net revenues	$ 455,024	$ 262,252	$ 46,332	$ 37,185	$ 43,603	$ 844,396
Direct costs	(270,922)	(152,103)	(40,951)	(17,732)	(31,549)	(513,257)
Impairment of Long-lived Assets	-	-	-	(13,717)	-	(13,717)
Direct contribution	184,102	110,149	5,381	5,736	12,054	317,422

Operating expenses and indirect costs of net revenues						(136,366)
Income from operations						181,056

Other income (expenses):
Interest income and other financial gains						35,442
Interest expense and other financial losses						(25,605)
Foreign currency losses						(5,565)
Net income before income tax expense						$ 185,328

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2018	2017
	(In thousands)
US property and equipment, net	$ 2,959	$ 7,037
Other countries
Argentina	58,358	26,028
Brazil	78,227	68,796
Mexico	16,497	3,570
Other countries	9,573	9,406
	$ 162,655	$ 107,800
Total property and equipment, net	$ 165,614	$ 114,837

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2018	2017
	(In thousands)
US intangible assets	$ 46	$ 119
Other countries goodwill and intangible assets
Argentina	9,050	6,059
Brazil	32,955	36,462
Mexico	35,993	38,600
Chile	24,638	28,985
Other countries	4,782	5,228
	$ 107,418	$ 115,334
Total goodwill and intangible assets	$ 107,464	$ 115,453

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

Consolidated net revenues by similar products and services for the years ended December 31, 2018, 2017 and 2016 were as follows:

Consolidated Net Revenues	2018	2017	2016
(In thousands)
Enhanced Marketplace (*)	$ 702,379	$ 737,465	$ 548,140
Non-marketplace (**)(***)	$ 737,274	$ 479,077	$ 296,256
Total	$ 1,439,653	$ 1,216,542	$ 844,396

(*)	Includes Final Value Fees and Shipping fees.
(**)	Includes, among other things, Ad Sales, Classified Fees, Payment Fees and other ancillary services.
(***)	Includes an amount of $601,021 thousands, $356,417 thousands and $201,976 thousands of Payment Fees for the year ended December 31, 2018, 2017 and 2016, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	December 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)	2017	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 179,252	$ 179,252	$ —	$ —	$ 85,337	$ 85,337	$ —	$ —
Restricted Cash and Cash Equivalents:
Money Market Funds	24,363	24,363	—	—	—	—	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	284,317	284,317	—	—	—	—	—	—
Sovereign Debt Securities	429,602	429,602	—	—	15,896	15,896	—	—
Corporate Debt Securities	262	237	25	—	24,313	15,512	8,801	—
Total Financial Assets	$ 917,796	$ 917,771	$ 25	$ —	$ 125,546	$ 116,745	$ 8,801	$ —
Liabilities:
Contingent considerations	$ 2,097	$ —	$ —	$ 2,097	$ —	$ —	$ —	$ —
Long-term retention plan	42,625	—	42,625	—	43,227	—	43,227	—
Total Financial Liabilities	$ 44,722	$ —	$ 42,625	$ 2,097	$ 43,227	$ —	$ 43,227	$ —

As of December 31, 2018 and 2017, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets) and; ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2018 and 2017, the Company’s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company own assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. For the year ended December 31, 2018, the Company assumed contingent considerations for an amount of $2,097 thousands.

The unrealized net gains or loss on short term and long term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of December 31, 2018 and 2017, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets, accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent consideration). The carrying values of the 2019 Notes (liability component) and the 2028 Notes (liability component) approximate their fair value because as of December 31, 2018 the discount rates used for the initial accouting are not materially different from market interest rates. As of December 31, 2017 the estimated fair value of the 2019 Notes (liability component), which was based on level 2 inputs, was $323,080 thousands and was determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2018 and 2017:

	Balances as of	Significant other	Balances as of	Significant other
	December 31,	observable inputs	December 31,	observable inputs
	2018	(Level 2)	2017	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 20,056	20,056	$ 202,820	$ 202,820
Accounts receivable, net	35,153	35,153	28,168	28,168
Credit Cards receivable, net	360,298	360,298	521,130	521,130
Loans receivable, net	95,778	95,778	73,409	73,409
Other assets	102,753	102,753	101,552	101,552
Total Assets	$ 614,038	$ 614,038	$ 927,079	$ 927,079
Liabilities
Accounts payable and accrued expenses	$ 266,759	$ 266,759	$ 221,095	$ 221,095
Funds payable to customers	640,954	640,954	583,107	583,107
Salaries and social security payable	40,942	40,942	46,828	46,828
Taxes payable	31,058	31,058	32,150	32,150
Dividends payable	—	—	6,624	6,624
Loans payable and other financial liabilities (*)	735,177	735,177	368,414	379,500
Other liabilities	51,509	51,509	22,144	22,144
Total Liabilities	$ 1,766,399	$ 1,766,399	$ 1,280,362	$ 1,291,448

(*) The fair value of the 2019 Notes and the 2028 Notes (including the equity component) is disclosed in Note 17.

As of December 31, 2018 and 2017, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2018 and 2017, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

December 31, 2018
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 179,252	$ —	$ —	$ 179,252
Total Cash and cash equivalents	$ 179,252	$ —	$ —	$ 179,252

Restricted Cash and cash equivalents
Money Market Funds	$ 24,363	$ —	$ —	$ 24,363
Total Restricted Cash and cash equivalents	$ 24,363	$ —	$ —	$ 24,363

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	$ 282,752	$ 1,565	$ —	$ 284,317
Sovereign Debt Securities	156,910	237	—	157,147
Corporate Debt Securities	21	—	—	21
Total Short-term investments	$ 439,683	$ 1,802	$ —	$ 441,485

Long-term investments
Sovereign Debt Securities	$ 271,024	$ 1,431	$ —	$ 272,455
Corporate Debt Securities	244	—	(3)	241
Total Long-term investments	$ 271,268	$ 1,431	$ (3)	$ 272,696

Total	$ 914,566	$ 3,233	$ (3)	$ 917,796

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

December 31, 2017
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 85,337	$ —	$ —	$ 85,337
Total Cash and cash equivalents	$ 85,337	$ —	$ —	$ 85,337

Short-term investments
Sovereign Debt Securities	$ 2,235	$ —	$ (10)	$ 2,225
Corporate Debt Securities	4,396	—	(9)	4,387
Total Short-term investments	$ 6,631	$ —	$ (19)	$ 6,612

Long-term investments
Sovereign Debt Securities	$ 13,821	$ —	$ (150)	$ 13,671
Corporate Debt Securities	20,054	—	(128)	19,926
Total Long-term investments	$ 33,875	$ —	$ (278)	$ 33,597

Total	$ 125,843	$ —	$ (297)	$ 125,546

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2018 and 2017.

The material portion of the Sovereign Debt Securities is U.S. Treasury Notes and Brazilian federal government bonds with no significant risk associated.

As of December 31, 2018, the estimated fair values (in thousands of U.S. dollars) of money market funds, short-term and long-term investments classified by its effective maturities or Management expectation to convert the investments into cash are as follows:

One year or less	645,100
One year to two years	272,476
Two years to three years	155
Three years to four years	40
Four years to five years	25
Total	$ 917,796

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2018 and 2017, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“ Common Stock ”).

As of December 31, 2018 and 2017, there were 45,202,859 and 44,157,364 shares of common stock issued and outstanding with a par value of $0.001 per share.

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

10.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2018 and 2017, the Company has no preferred stock subscribed and or issued.

11.	Compensation Plan for Outside Directors

The Company compensates its outside directors for their annual services provided through a cash payment as follows:

On August 2, 2016, the Board, upon the recommendation of our Compensation Committee, adopted a new director compensation program or the “2016 Director Compensation Program” that sets compensation for the Company’s outside directors for the period of June 2016 to June 2019. The Director Compensation Program, which became effective as of June 2016, provides that each outside director of the Company receives an annual fee for Board services, comprised of a non-adjustable Board service award and an adjustable Board service award. The non-adjustable Board service award consists of a fixed cash payment of $60 thousands. The adjustable Board service award consists of a fixed cash amount of $100 thousands multiplied by the quotient of (a) the average closing sale price of the Company’s common stock on the NASDAQ Global Select Market during the 30-trading day period preceding the Annual Meeting of Stockholders to be held during the respective compensation period divided by (b) the average closing sale price of our common stock on The NASDAQ Global Select Market during the 30-trading day period preceding the prior Annual Meeting of Stockholders. The Director Compensation Program also includes a non-adjustable chair service award for committee services from June 2016 to June 2019. Under the terms of the Director Compensation Program, the chair of each of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and the lead independent director are entitled to receive annual cash compensation in addition to existing director compensation in the amount of $22 thousands, $22 thousands, $7 thousands and $15 thousands, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

11.	Compensation Plan for Outside Directors (continued)

The following table summarizes the total accrued compensation cost related to outside Directors, included in operating expenses in the accompanying consolidated statement of income, for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Chairman Fee	$ 66	$ 66	$ 64
Adjustable Award	779	1,432	783
Non-adjustable Award	420	416	444
	$ 1,265	$ 1,914	$ 1,291

12.	Equity compensation plan and restricted shares

On June 10, 2009, at the Annual Shareholders’ Meeting, the Company’s shareholders approved the adoption of the 2009 Equity Compensation Plan (the “2009 Plan”), which contains terms substantially similar to the terms of the “1999 Stock Option and Restricted Stock Plan” (the “1999 Plan”) that expired in November 2009. As of December 31, 2018, there are 232,825 shares available for grant under the 2009 Plan.

Equity compensation awards granted under the 2009 Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2018, there are no outstanding options granted under the 2009 Plan.

There was no granting during the period from January 1, 2007 to December 31, 2018.

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

As the consummation of a sale is not considered probable, no provision has been recognized as of December 31, 2018.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes

The components of pretax (loss) income in consolidated companies for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$ (19,461)	$ (29,895)	$ (12,321)
Brazil	(38,778)	104,641	106,123
Argentina	107,913	132,913	115,032
Mexico	(91,681)	(78,778)	(15,747)
Venezuela(*)	—	(8,890)	(15,202)
Other Countries(**)	(23,445)	(65,921)	7,443
	$ (65,452)	$ 54,070	$ 185,328

(*) In 2017, corresponds to the pretax loss for the eleven-month period until deconsolidation occurred (Note 2).

(**) In 2017, includes $58,179 thousands of impairment from deconsolidation of Venezuelan subsidiaries reported by a holding subsidiary incorporated in Spain.

Income tax is composed of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income Tax:
Current:
U.S.	$ (10)	$ 22	$ 47
Non-U.S.	64,028	64,843	55,103
	64,018	64,865	55,150
Deferred:
U.S.	(3,618)	1,827	1,337
Non-U.S.	(89,267)	(26,402)	(7,525)
	(92,885)	(24,575)	(6,188)
Income tax (gain) expense	(28,867)	40,290	48,962

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the blended income tax rate for 2018, 2017 and 2016 to income before taxes:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net (loss) income before income tax	$ (65,452)	$ 54,070	$ 185,328
Income tax rate	21%	35%	34%
Expected income tax gain (expense)	$ (13,745)	$ 18,925	$ 63,148
Permanent differences:
Federal and assets taxes	7	14	31
Transfer pricing adjustments	1,818	1,634	1,328
Non-deductible tax	1,043	800	545
Non-deductible expenses	6,982	5,704	599
Loss on deconsolidation of Venezuelan subsidiaries	—	21,006	—
Dividend distributions	1,085	5,342	5,860
Impairment of Venezuela property and equipment	—	888	3,216
Non-taxable income (*)	(31,562)	(27,602)	(25,923)
Effect of rates different than statutory	3,020	10,039	—
Currency translation	3,866	(202)	(8,245)
Change in valuation allowance	3,130	14,040	8,535
Reversal of outside basis dividends	—	(12,097)	—
Argentine tax reform (including changes in income tax rate)	1,217	1,828	—
U.S. tax reform	—	(840)	—
Colombia tax reform	442	—	—
Deferred tax reversed by merger	(3,994)	—	—
Exchange of convertible note	(1,756)	—	—
True up	(420)	811	(132)
Income tax (gain) expense	$ (28,867)	$ 40,290	$ 48,962

(*)	Includes Argentine Tax holiday described in Note 2 “Income taxes”

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
	(In thousands)
Deferred tax assets
Allowance for doubtful accounts	$ 8,191	$ 8,655
Unrealized net gains on investments	—	133
Property and equipment, net	4,472	1,217
Accounts payable and accrued expenses	2,324	230
Payroll and social security payable	6,374	8,098
Foreign exchange effect	1,233	—
Taxes payable	781	565
Non compete agreement	114	—
Provisions and non-deductible interest	9,901	6,505
Foreign tax credit	11,207	12,097
Tax loss carryforwards	112,565	35,246
Total deferred tax assets	157,162	72,746
Valuation allowance	(15,724)	(15,422)
Total deferred tax assets, net	141,438	57,324
Deferred tax liabilities
Property and equipment, net	(17,265)	(15,269)
Customer lists	(1,296)	(1,928)
Non compete agreement	(100)	(16)
Unrealized net losses on investments	(462)	—
Trademarks	(1,074)	(1,537)
Goodwill	(3,199)	(3,211)
Convertible notes and Capped Call	(68,302)	(1,846)
Foreign exchange effect	—	(12)
Total deferred tax liabilities	$ (91,698)	$ (23,819)

As of December 31, 2018, consolidated loss carryforwards for income tax purposes were $356,869 thousands. If not utilized, tax loss carryforwards will begin to expire as follows:

2023	$14
2024	15
2025	5,332
2026	12,885
2027	65,105
Thereafter	106,275
Without due dates	167,243
Total	$356,869

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Income taxes (continued)

Tax reform

Argentina

On December 27, 2017, the Argentine Senate approved a comprehensive income tax reform effective since January 1, 2018. Argentinean tax reform, among other things, reduces the current 35 percent income tax rate to 30 percent for 2018 and 2019, and to 25 percent as of 2020. The new regulation imposes a withholding income tax on dividends paid by an Argentine entity of 7 percent for 2018 and 2019, increasing to 13 percent as of 2020. Also, repeals the current “equalization tax” (i.e., 35 percent withholding applicable to dividends distributed in excess of the accumulated taxable income) for income accrued from 1 January 2018.

As a consequence of the Argentine tax reform, the Company has recorded an income tax expense of $1.8 million in the year ended December 31, 2017, due to the reduction of the Company’s deferred tax assets position generated by the reduction of the Argentine income tax rate.

In addition, in September 2018, the Argentine Government issued the Decree 793/2018 which established a temporary withholding on exports of 12%. This new withholding on exports will be applicable for exports of years 2019 and 2020.

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

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company filed its 2017 U.S. Federal Income Tax return in October 2018, and in connection with that filing finalized its calculation of the Transition Tax and determined that no tax duty resulted from the Transition Tax since the tax was offset in its entirety with available foreign tax credits as of December 31, 2017. Because the final calculation was consistent with the Company’s previous estimate of the Transition Tax, the Company has not recorded any adjustments as a result of finalizing the calculation.

The company assessed whether its valuation allowance analysis is affected by various aspects of the Tax Act (e.g., including the deemed repatriation of deferred foreign income, GILTI inclusions, new categories of FTCs). As a consequence of such analysis the Company recorded a valuation allowance of $ 11,207 thousands and $12,097 thousands to fully reserve the outstanding foreign tax credits as of December 31, 2018 and 2017, respectively.

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

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company was not required to record any impact in connection with the potential GILTI tax as of December 31, 2018 and 2017, respectively.

Management considers the earnings of our foreign subsidiaries to be indefinitely reinvested, other than certain earnings of which the distributions do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a deferred tax liability.

15.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of December 31, 2018, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $5,813 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2018, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an aggregate amount up to $6,940 thousands. No loss amounts have been accrued for such reasonably possible legal actions, the most significant of which are described below.

City of São Paulo Tax Claim

In 2007, São Paulo tax authorities assessed taxes and fines against the Company’s Brazilian subsidiary MercadoLivre.com relating to the “Imposto sobre Serviços” for the period from 2005 to 2007 in an approximate amount of $5.9 million according to the exchange rate in effect at that time. In 2007, the Company presented administrative defenses against the authorities’ claim. On September 12, 2009, the São Paulo tax authorities ruled against the Company, upholding the previously assessed taxes and fines. Also in 2009, the Company presented an appeal to the Conselho Municipal de Tributos (São Paulo Municipal Council of Taxes), which reduced the fine. On February 11, 2011, the Company appealed this decision to the Câmaras Reunidas do Conselho Municipal de Tributos (Superior Chamber of the São Paulo Municipal Council of Taxes), which affirmed the reduction of the fine. This decision concluded the administrative stage. On August 15, 2011, the Company made a deposit in court of R$9.5 million and filed a lawsuit with the 8th Public Treasury Court of the City of São Paulo, State of São Paulo, Brazil, to contest the taxes and fines assessed by the tax authorities. On May 31, 2016, a lower court judge ruled in favor of the Company. On November 10, 2016, the São Paulo Municipal Council appealed that decision. On April 12, 2018, the São Paulo Appellate Court rejected an appeal of the São Paulo Municipal Council, confirming the 2016 lower court decision in favor of the Company. On July 4, 2018, the São Paulo Appellate Court denied the admissibility of a subsequent special appeal by the São Paulo Municipal Council. As of the date of this report, the Company is waiting for a further appeal to the Superior Court of Justice that may be filed by the São Paulo Municipal Council. As of the date of these consolidated financial statements, the total amount of the claim is $4.0 million, including surcharges and interest. The opinion of the Company's management, based on the opinion of external legal counsel, is that the risk of losing the case is remote.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

Tax Claims

On September 2, 2011, the Brazilian Federal tax authority asserted taxes and fines against the Brazilian subsidiary, Mercadolivre.com, relating to the income tax for the 2006 period in an approximate amount $ 1.3 million according to the exchange rate in effect as of December 31, 2018. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, partially decreasing the outstanding debt. On November 21, 2014, the Company appealed to the Board of Tax Appeals, which rejected the appeal on September 8, 2016. The Company filed an appeal against the decision, and the Câmara Superior de Recursos Fiscais (Superior Administrative Court of Tax Appeals) ruled against the Company to uphold the claimed taxes and fines. This decision marked the end of the administrative stage. On July 28, 2017, the Company filed an annulment court action against the federal tax authority, which is now in its evidentiary phase. In December 2017, the Company also posted a bank security bond in the amount of $ 0.6 million according to the exchange rate as of December 31, 2018. The Company´s management, based on the opinion of external legal counsel, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014, the Brazilian subsidiaries Mercadolivre.com, Ebazar and MercadoPago filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IR (income tax) withholding over payments remitted by the Brazilian subsidiaries to the Argentine subsidiary (Mercado Libre S.R.L.) for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in its award, which was favorable to the tax authority. The Company filed an appeal in September 2015, which is pending judgment. As a result, the Company has started making deposits in court for the disputed amounts (in a total amount of $28.4 million as of December 31, 2018). Management’s opinion, based on the opinion of external legal counsel, is that the tax authorities’ position is more likely than not to succeed in court, based on the technical merits of the tax position and the existence of favorable decisions issued by the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Administrative tax claims

On November 9, 2016, São Paulo tax authorities asserted taxes and fines against its Brazilian subsidiary, Ebazar, relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of $0.8 million, according to the exchange rate as of December 31, 2018. The Company presented administrative defenses against the authorities’ claim, which is pending judgment. The opinion of the Company´s management, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.

On December 27, 2016, São Paulo tax authorities assessed taxes and fines against its Brazilian subsidiary MercadoPago.com Representações Ltda., relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of $3.1 million according to the exchange rate as of December 31, 2018. On February 1, 2017, the Company presented administrative defenses against the authorities’ claim. On October 9, 2017, a judgment was handed down recognizing that expenses with credit card companies are essential for payment institutions. On September 22, 2017, the award rendered was partially favorable to the Company, reducing the value of the tax assessment notice by approximately 60%. The Company filed an administrative appeal, which is pending judgment. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable.

On July 12, 2017, São Paulo tax authorities assessed taxes and fines against one of the Brazilian subsidiary IBazar relating to “ICMS” (tax on commerce and services) for the period from July 2012 to December 2013 in an amount of $3.2 million according to the exchange rate as of December 31, 2018. The Company filed administrative defenses against the claim, but the São Paulo authorities ruled against the Company and upheld the claimed taxes and fines. On October 30, 2017, the Company filed an appeal with the Tribunal de Impostos e Taxas de São Paulo (São Paulo Tax Administrative Court), which granted the appeal on February 23, 2018.  The tax authorities filed a special appeal with the Câmara Superior (Superior Chamber of the Administrative Court), which was admitted on August 1, 2018 and is now pending judgment. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.

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

Operating leases

The Company has leases for office space and fulfillment centers in the various countries in which it operates. Total rental expense amounted to $11,206 thousands, $7,771 thousands and $6,112 thousands for the years ended December 31, 2018, 2017 and 2016, respectively.

Minimum remaining annual commitments under the non-cancelable operating leases are as follows:

For the year ended December 31, 2019	$32,624
For the year ended December 31, 2020	39,300
For the year ended December 31, 2021	39,339
For the year ended December 31, 2022	38,267
For the year ended December 31, 2023	36,654
Thereafter	195,348
$381,532

Buyer protection program

The Company provides consumers with a BPP for all transactions completed through MercadoPago. This program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive or does not match the seller’s description. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances (i.e. Black Friday, Hot Sale), the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.

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

As of December 31, 2018 and 2017, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $988,664 thousands and $925,690 thousands, respectively, for which the Company recorded a provision of $4,146 thousands and $1,087 thousands, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies (continued)

Employment Contracts

Each executive officer of the Company is a party to an individual employment agreement. The executive employment agreements provide for annual base salaries of approximately $1,457 thousands per year in the aggregate. For the year ended 2018 the executive officers will not receive annual bonus payment due to planned targets were not achieved. The executive employment agreements automatically renew annually, if not terminated by either party. Each agreement includes clauses that provide that in the event of an executive officer’s termination of employment without cause, the Company must pay the executive 12 months of base salary.

Additionally, the executive officers of the Company participate in the Long Term Retention Plans mentioned in note 16. Under the 2011 Plan the executive officers of the Company are eligible to receive approximately $1,655 thousands in a period of 3 months. Under the 2012 Plan the executive officers of the Company are eligible to receive approximately $3,321 thousands in a period of 1 year and 3 months. Under the 2013 Plan the executive officers of the Company are eligible to receive approximately $4,395 thousands in a period of 3 months. Under the 2014 Plan the executive officers of the Company are eligible to receive approximately $6,474 thousands in a period of 1 year and 3 months. Under the 2015 Plan the executive officers of the Company are eligible to receive approximately $9,555 thousands in a period of 2 years and 3 months. Under the 2016 Plan the executive officers of the Company are eligible to receive approximately $14,079 thousands in a period of 3 years and 3 months. Under the 2017 Plan the executive officers of the Company are eligible to receive approximately $13,680 thousands in a period of 4 years and 3 months. Finally, because the targets planned were not achieved in 2018, executive officers will not receive any compensation of the 2018 Plan. In all cases, the estimated amount has been calculated considering the average closing price of the Company´s common stock on the NASDAQ Global Select Market during the final 60 -trading days as of December 31, 2018.

Loans payable and other financial liabilities

During last quarter of 2018, the Company, through its Chilean subsidiary, obtained two lines of credit from Scotiabank Chile denominated in Chilean Pesos, to be applied to working capital needs. As of December 31, 2018, the amount outstanding under these lines of credit is $7,211 thousands and $4,325 thousands with maturity in January 2019 (renewed upon maturity) and bears interest at a fixed rate of 3.61% and 3.64% per annum, respectively. In addition, the Chilean subsidiary, obtained two lines of credit from Banco de Chile denominated in Chilean pesos, to be applied to working capital needs. As of December 31, 2018, the amount outstanding under these lines of credit is $9,382 thousands and $9,147 thousands with maturity in January 2019 (renewed upon maturity) and bears interest at a fixed rate of 3.84% and 3.48% per annum, respectively. Lastly, the Chilean subsidiary obtained an unsecured line of credit from Banco de Chile denominated in local currency for an amount of $1,185 thousands which bears interest at a fixed rate of 4.59% per annum. These lines of credit have maturity date within the next two months.

As of December 31, 2018, the Company, through its Uruguayan subsidiary obtained an unsecured line of credit denominated in local currency for an amount of $13,462 thousands which bears interest at a fixed rate of 9.11% per annum; through its Argentine subsidiary obtained unsecured lines of credit denominated in local currency for an amount of $8,579 thousands and $4,942 thousands, which bears fixed interest at a weighted average rate of 63.29% and a fixed rate of 85.00% per annum, respectively.

As of December 31, 2018 the Company, through its Mexican subsidiary, had two finance leases contracts in force related to facilities for its fulfillment center. The outstanding amount is $5,972 thousands which bears interest at a fixed rate of 6.39% per annum with maturity within the next 5 years and $1,153 thousands which bears interest at a fixed rate of 9.00% per annum with maturity within the next 5.7 years.

See additionally Note 17 and 22 to these consolidated financial statements for details regarding the Company’s 2019 Notes and 2028 Notes and collateralized debt securitization, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long term retention plan

On June 28, 2018, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2018 Long-Term Retention Plan (“2018 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2018 LTRP, which provides for the grant to an Eligible Employee of a cash-settled fixed (a “2018 LTRP Fixed Award”) and cash-settled variable award, (a “2018 LTRP Variable Award”, and together with any 2018 LTRP Fixed Award, the “2018 LTRP Awards”). In order to receive payment in respect of the 2018 LTRP Awards, each Eligible Employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the Eligible Employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2018 LTRP Awards, payable as follows:

•

2018 LTRP Fixed Award: the Eligible Employee will receive a fixed payment equal to 16.66% of his or her 2018 LTRP Fixed Award once a year for a period of six years starting in March 2019 (the “Annual Fixed Payment”); and

•

2018 LTRP Variable Award: on each date the Company pays the Annual Fixed payment to the Eligible Employee, he or she will also receive the 2018 LTRP Variable Award payment equal to the product of (i) 16.66% of the applicable 2018 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2017 Stock Price (as defined below). For purposes of the 2018 LTRP, the “2017 Stock Price” shall equal $270.84 (the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 -trading days of 2017) and the “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company’s common stock is listed on the NASDAQ.

The rest of LTRP outstanding as of December 31, 2018, follows similar calculation method as explain above for 2018 LTRP. The 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 LTRP have performance and/or eligibility conditions to be achieved at each year-end and also require the employee remain employed by the Company as of each payment date.

The following tables summarize the 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 LTRP Variable Award contractual obligation for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)
	(In thousands)
Outstanding LTRP 2009	-	-	-	-	1,312	0.25
Outstanding LTRP 2010	-	-	1,721	0.25	2,062	0.75
Outstanding LTRP 2011	1,738	0.25	3,023	0.75	2,713	1.25
Outstanding LTRP 2012	3,460	0.75	4,469	1.25	3,569	1.75
Outstanding LTRP 2013	4,318	0.25	7,524	0.75	6,796	1.25
Outstanding LTRP 2014	6,037	0.75	7,900	1.25	6,357	1.75
Outstanding LTRP 2015	9,398	1.25	11,022	1.75	8,361	2.25
Outstanding LTRP 2016	15,343	1.75	16,949	2.25	11,977	2.75
Outstanding LTRP 2017	14,860	2.25	15,652	2.75	-	-
Outstanding LTRP 2018	8,135	2.88	-	-	-	-

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Long term retention plan (continued)

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
LTRP 2009	-	29	692
LTRP 2010	24	1,050	1,122
LTRP 2011	766	1,668	1,420
LTRP 2012	1,398	2,300	1,749
LTRP 2013	2,416	4,554	3,897
LTRP 2014	2,921	4,591	3,653
LTRP 2015	3,984	5,766	4,641
LTRP 2016	5,975	8,350	5,809
LTRP 2017	6,639	7,411	-
LTRP 2018	3,402	-	-
	$ 27,525	$ 35,719	$ 22,983

17.	Convertible Senior Notes

2.00% Convertible Senior Notes Due 2028

On August 24, 2018, the Company issued $800,000 thousands of 2.00% Convertible Senior Notes due 2028 and on August 31, 2018 the Company issued an additional $80,000 thousand of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880,000 thousands of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). The 2028 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes. See Note 2 of these consolidated financial statements for more details about the initial accounting of the 2028 Notes.

The Company will not have the right to redeem the notes prior to August 21, 2023. On or after August 21, 2023, if the last reported sale price of the Company’s common stock has been at or above 130% of the conversion price during specified periods, the Company may (at its option) redeem all or any portion of the 2028 Notes for cash equal to the 2028 Notes’ principal amount plus accrued and unpaid interest to, but excluding the redemption date.

Holders were able to convert their 2028 Notes at their option at any time prior to February 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after February 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Notes at any time, regardless of the foregoing circumstances.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	Convertible Senior Notes (continued)

2.00% Convertible Senior Notes Due 2028 (continued)

In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands and $11,472 thousands (including transaction expenses) in August 2018 and November 2018, respectively, to enter into the 2028 Notes Capped Call Transactions with certain financial institutions. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

The total estimated fair value of the 2028 Notes was $787,266 thousands as of December 31, 2018. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of December 31, 2018 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $292.85 closing price of the Company’s common stock on December 31, 2018, the if-converted value of the 2028 Notes did not exceed their principal amount. The intention of the Company is to share-settle the excess conversion value upon conversion of the 2028 Notes.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of December 31, 2018:

December 31, 2018
(In thousands)
Amount of the equity component (1)	$327,305

2.00% Convertible Senior Notes due 2028	$880,000
Unamortized debt discount (2)	(325,783)
Unamortized transaction costs related to the debt component	(9,958)
Contractual coupon interest accrual	5,867
Net carrying amount	$550,126

(1)	Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.
(2)	As of December 31, 2018, the remaining period over which the unamortized debt discount will be amortized is 9.75 years.

The following table presents the interest expense for contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

Year ended December 31,
2018
(In thousands)
Contractual coupon interest expense	$5,867
Amortization of debt discount	7,686
Amortization of debt issuance costs	143
Total interest expense related to the 2028 Notes	$13,696

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	Convertible Senior Notes (continued)

2.25% Convertible Senior Notes Due 2019

On June 30, 2014, the Company issued $330,000 thousands of 2.25% convertible senior notes due 2019 (the “2019 Notes”). The 2019 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The 2019 Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The 2019 Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the 2019 Notes.

Holders could convert their 2019 Notes at their option at any time prior to January 1, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after January 1, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time.

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

On August 24, 2018, the Company used a portion of the net proceeds from the 2028 Notes to repurchase or exchange and retire $263,724 thousands principal amount of its outstanding 2019 Notes. The consideration paid included $348,123 thousands in cash and 1,044,298 shares of the Company’s common stock. Additionally, the Company entered into agreements with certain financial institutions who were counterparties to the existing 2019 Notes Capped Call Transactions entered into in June 2014 and September 2017 to terminate a portion of those transactions, in each case, in a notional amount corresponding to the amount of 2019 Notes repurchased or exchanged and retired. In connection with the termination of existing 2019 Notes Capped Call Transactions and the related unwinding of the existing hedge position, the Company received from certain financial institutions the amount of $121,703 thousands and $14,405 thousands in August 2018 and November 2018, respectively.

During the year ended December 31, 2018, 289 of 2019 Notes were converted for a total amount of $289 thousands. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the excess conversion amount due upon conversion of the Notes.

From January 1, 2019 to the date of issuance of these consolidated financial statements, additional conversion requests for 1 note were made.

The total estimated fair value of the 2019 Notes was $150,572 thousands and $829,048 thousands as of December 31, 2018 and 2017, respectively. The fair value was determined based on the closing trading price per $100 of the 2019 Notes as of the last day of trading for the period. The Company considered the fair value of the 2019 Notes as of December 31, 2018 and 2017 to be a Level 2 measurement. The fair value of the 2019 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $292.85 closing price of the Company’s common stock on December 31, 2018, the if-converted value of the 2019 Notes exceeded their principal amount by $87,357 thousands.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	Convertible Senior Notes (continued)

2.25% Convertible Senior Notes Due 2019 (continued)

The following table presents the carrying amounts of the liability and equity components related to the 2019 Notes as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Amount of the equity component (1)	$9,196	$45,808

2.25% Convertible Senior Notes due 2019	$65,987	$329,972
Unamortized debt discount (2)	(1,063)	(15,469)
Unamortized transaction costs related to the debt component	(176)	(2,509)
Contractual coupon interest accrual	5,447	7,425
Contractual coupon interest payment	(5,447)	(7,425)
Net carrying amount	$64,748	$311,994

(1)    Net of $236 thousands of transaction costs related to the equity component of the 2019 Notes.

(2)    As of December 31, 2018, the remaining period over which the unamortized debt discount will be amortized is 0.5 years.

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

	Year ended December 31,
	2018	2017	2016

	(In thousands)	(In thousands)	(In thousands)
Contractual coupon interest expense	$5,447	$7,425	$7,425
Amortization of debt discount	7,424	9,628	9,117
Amortization of debt issuance costs	1,188	1,459	1,341
Total interest expense related to the 2019 Notes	$14,059	$18,512	$17,883

18.	Related Party Transactions

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

Transactions with Venezuelan related parties

Subsequent to Venezuelan's deconsolidation, the Company recorded allocation of expenses to the Venezuelan's subsidiaries amounting to $9,519 thousands and $1,862 thousands as of December 31, 2018 and 2017, respectively, which were expensed as incurred.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

19.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2018, 2017 and 2016:

			Charges
			Utilized /
	Balance at beginning of	Charged / credited to Net income /	Currency translation adjustments	Balance at end of
	year	(loss)	Write-offs	year
	(In thousands)
Allowance for doubtful accounts
Year ended December 31, 2016	11,286	12,952	(13,802)	10,436
Year ended December 31, 2017	10,436	12,264	(12,879)	9,821
Year ended December 31, 2018	9,821	10,968	(12,087)	8,702

Credit cards receivable allowance for chargebacks
Year ended December 31, 2016	1,234	1,294	(17)	2,511
Year ended December 31, 2017	2,511	3,422	(749)	5,184
Year ended December 31, 2018	5,184	9,199	(6,310)	8,073

Loans receivable allowance for uncollectible accounts
Year ended December 31, 2016	-	113	(3)	110
Year ended December 31, 2017	110	5,163	(543)	4,730
Year ended December 31, 2018	4,730	27,725	(25,819)	6,636

Tax valuation allowance
Year ended December 31, 2016	3,979	8,535	(3,543)	8,971
Year ended December 31, 2017	8,971	12,173	(5,722)	15,422
Year ended December 31, 2018	15,422	3,130	(2,828)	15,724

Contingencies
Year ended December 31, 2016	4,386	4,752	(3,551)	5,587
Year ended December 31, 2017	5,587	6,657	(6,342)	5,902
Year ended December 31, 2018	5,902	7,969	(8,058)	5,813

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

20.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2018, 2017 and 2016:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2018
Net Revenues	$ 320,976	$ 335,377	$ 355,281	$ 428,019
Gross profit	162,758	159,749	169,718	204,783
Net loss	(12,919)	(11,251)	(10,078)	(2,337)
Net loss per share-basic	(0.29)	(0.25)	(0.23)	(0.05)
Net loss per share-diluted	(0.29)	(0.25)	(0.23)	(0.05)
Weighted average shares
Basic	44,157,364	44,157,364	44,588,704	45,202,859
Diluted	44,157,364	44,157,364	44,588,704	45,202,859

2017
Net Revenues	$ 269,675	$ 283,882	$ 304,921	$ 358,064
Gross profit	168,856	171,554	175,827	203,363
Net Income (loss)	48,518	5,316	27,666	(67,720)
Net Income (loss) per share-basic	1.10	0.12	0.63	(1.53)
Net Income (loss) per share-diluted	1.10	0.12	0.63	(1.53)
Weighted average shares
Basic	44,157,364	44,157,364	44,157,364	44,157,364
Diluted	44,157,364	44,157,364	44,157,364	44,157,364

2016
Net Revenues	$ 157,630	$ 199,644	$ 230,847	$ 256,275
Gross profit	102,182	126,298	145,648	162,730
Net Income	30,247	15,858	38,912	51,349
Net Income per share-basic	0.68	0.36	0.88	1.16
Net Income per share-diluted	0.68	0.36	0.88	1.16
Weighted average shares
Basic	44,156,961	44,157,341	44,157,341	44,157,355
Diluted	44,156,961	44,157,341	44,157,341	44,157,355

21.	Cash Dividend Distribution

After reviewing the Company's capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the decision has been made to suspend the payment of dividend to shareholders as from the first quarter of 2018.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

22. Securitization Transactions

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

As of December 31, 2018, the carrying value of the Brazilian collateralized debt was $46,951 thousands, composed by: 1) $15,668 thousands bears interest at a rate of Brazilian DI plus 3.5% per annum for a term of 36 months, due in June 2021 and 2) $31,283 thousands bears interest at a rate of Brazilian DI plus 3.25% per annum for a term of 30 months, due in May 2021.  The carrying value of the Argentine collateralized debt was $7,029 thousands, composed of: 1) $2,242 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 27% and a maximum 37% nominal rate per annum for a term of 8 months, due in March 2019 and 2) $4,787 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 30% and a maximum 45% nominal rate per annum for a term of 12 months, due in June 2019. This secured debt is issued by the SPEs and includes collateralized securities used to fund MercadoCredito business. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have recourse to the Company. Additionally, the cash flows generated by the SPEs are restricted to the payment of amounts due to third-party investors, but the Company retains the right to residual cash flows.

The assets and liabilities of the SPEs included in the Company’s consolidated financial statements as of December 31, 2018 are:

December 31,
2018
Assets	(in thousands)
Current assets:
Restricted cash and cash equivalents	$24,363
Loans receivable, net	51,471
Total current assets	75,834
Total assets	$75,834
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$113
Loans payable and other financial liabilities	7,539
Total current liabilities	7,652
Non-current liabilities:
Loans payable and other financial liabilities	46,441
Total non-current liabilities	46,441
Total liabilities	$54,093

