Form 10-Q
period 2019-03-31
MERCADOLIBRE INC
filed 2019-05-03
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

8
Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MELI	Nasdaq Global Select Market

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

49,318,513 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 1, 2019.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Financial Statements

as of March 31, 2019 and December 31, 2018

and for the three-month periods

ended March 31, 2019 and 2018

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018

(In thousands of U.S. dollars, except par value)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$ 1,295,886	$ 440,332
Restricted cash and cash equivalents	10,375	24,363
Short-term investments (238,029 and 284,317 held in guarantee)	1,648,457	461,541
Accounts receivable, net	34,524	35,153
Credit cards receivable, net	308,468	360,298
Loans receivable, net	134,640	95,778
Prepaid expenses	24,132	27,477
Inventory	3,003	4,612
Other assets	60,968	61,569
Total current assets	3,520,453	1,511,123
Non-current assets:
Long-term investments	275,432	276,136
Property and equipment, net	188,956	165,614
Operating lease right-of-use assets	153,499	—
Goodwill	89,827	88,883
Intangible assets, net	17,683	18,581
Deferred tax assets	160,846	141,438
Other assets	41,464	37,744
Total non-current assets	927,707	728,396
Total assets	$ 4,448,160	$ 2,239,519
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 246,767	$ 266,759
Funds payable to customers	680,746	640,954
Salaries and social security payable	76,123	60,406
Taxes payable	34,414	31,058
Loans payable and other financial liabilities	141,162	132,949
Operating lease liabilities	12,585	—
Other liabilities	56,418	34,098
Total current liabilities	1,248,215	1,166,224
Non-current liabilities:
Salaries and social security payable	31,827	23,161
Loans payable and other financial liabilities	602,061	602,228
Operating lease liabilities	143,047	—
Deferred tax liabilities	97,006	91,698
Other liabilities	13,258	19,508
Total non-current liabilities	887,199	736,595
Total liabilities	$ 2,135,414	$ 1,902,819

Redeemable convertible preferred stock, $0.001 par value, 40,000,000 shares
authorized, 100,000 shares issued and outstanding at March 31, 2019 (Note 10)	$ 98,688	$ —

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,318,498 and 45,202,859 shares issued and outstanding at March 31,
2019 and December 31, 2018	$ 49	$ 45
Additional paid-in capital	2,097,142	224,800
Retained earnings	509,455	503,432
Accumulated other comprehensive loss	(392,588)	(391,577)
Total Equity	2,214,058	336,700
Total Liabilities, Redeemable convertible preferred stock and Equity	$ 4,448,160	$ 2,239,519

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the three-month periods ended March 31, 2019 and 2018

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues	$ 473,770	$ 320,976
Cost of net revenues	(236,766)	(158,218)
Gross profit	237,004	162,758
Operating expenses:
Product and technology development	(52,369)	(38,396)
Sales and marketing	(130,676)	(110,723)
General and administrative	(43,820)	(43,058)
Total operating expenses	(226,865)	(192,177)
Income (loss) from operations	10,139	(29,419)

Other income (expenses):
Interest income and other financial gains	24,444	9,195
Interest expense and other financial losses	(15,559)	(10,734)
Foreign currency (losses) gains	(3,669)	5,601
Net income (loss) before income tax (expense) gain	15,355	(25,357)

Income tax (expense) gain	(3,491)	12,438
Net income (loss)	$ 11,864	$ (12,919)

	Three Months Ended March 31,
	2019	2018
Basic EPS
Basic net income (loss)
Available to shareholders per common share	$ 0.13	$ (0.29)
Weighted average of outstanding common shares	45,980,255	44,157,364
Diluted EPS
Diluted net income (loss)
Available to shareholders per common share	$ 0.13	$ (0.29)
Weighted average of outstanding common shares	45,980,255	44,157,364

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2019 and 2018

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$ 11,864	$ (12,919)
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	(294)	(15,573)
Unrealized net gains (losses) on available for sale investments	2,012	(24)
Less: Reclassification adjustment for gains from accumulated other comprehensive income	2,729	796
Net change in accumulated other comprehensive loss, net of income tax	(1,011)	(16,393)
Total Comprehensive income (loss)	$ 10,853	$ (29,312)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the three-month periods ended March 31, 2019 and 2018

(In thousands of U.S. dollars)

(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2018	45,203	$45	$224,800	$503,432	$(391,577)	$336,700

Common Stock issued	4,116	4	1,866,496	—	—	1,866,500
Exercise of convertible notes	—	—	2	—	—	2
Unwind Capped Call	—	—	3	—	—	3
Net income	—	—	—	11,864	—	11,864
Amortization of Preferred Stock discount	—	—	5,841	(5,841)	—	—
Other comprehensive loss	—	—	—	—	(1,011)	(1,011)
Balance as of March 31, 2019	49,319	$49	$2,097,142	$509,455	$(392,588)	$2,214,058

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2017	44,157	$44	$70,661	$537,925	$(282,851)	$325,779

Capped Call	—	—	(45,692)	—	—	(45,692)
Changes in accounting Standards	—	—	—	2,092	—	2,092
Net loss	—	—	—	(12,919)	—	(12,919)
Other comprehensive loss	—	—	—	—	(16,393)	(16,393)
Balance as of March 31, 2018	44,157	$44	$24,969	$527,098	$(299,244)	$252,867

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the three-month periods ended March 31, 2019 and 2018

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operations:
Net income (loss)	$ 11,864	$ (12,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized devaluation loss, net	1,886	—
Depreciation and amortization	15,694	11,084
Accrued interest	(8,699)	(4,447)
Non cash interest and convertible notes amortization of debt discount and amortization of debt issuance costs	3,018	7,063
LTRP accrued compensation	13,441	15,737
Deferred income taxes	(14,456)	(30,601)
Changes in assets and liabilities:
Accounts receivable	337	(9,347)
Credit card receivables	35,893	(33,870)
Prepaid expenses	3,316	(16,164)
Inventory	1,652	(872)
Other assets	(5,085)	(13,009)
Accounts payable and accrued expenses	(491)	22,773
Funds payable to customers	63,730	20,613
Other liabilities	12,735	3,041
Interest received from investments	3,536	3,912
Net cash provided by (used in) operating activities	138,371	(37,006)
Cash flows from investing activities:
Purchase of investments	(1,624,226)	(632,734)
Proceeds from sale and maturity of investments	439,712	683,909
Purchases of intangible assets	(34)	(97)
Advance for property and equipment	—	(3,390)
Changes in principal of loans receivable, net	(42,609)	(52,243)
Purchases of property and equipment	(32,928)	(19,542)
Net cash used in investing activities	(1,260,085)	(24,097)
Cash flows from financing activities:
Purchase of convertible note capped call	—	(45,692)
Proceeds from loans payable and other financial liabilities	33,977	80,925
Payments on loans payable and other financing liabilities	(23,816)	(4,583)
Payment of finance lease obligations	(662)	—
Dividends paid	—	(6,624)
Proceeds from issuance of convertible redeemable preferred stock, net	98,688	—
Proceeds from issuance of common stock, net	1,866,500	—
Net cash provided by financing activities	1,974,687	24,026
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(11,407)	(772)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	841,566	(37,849)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 464,695	$ 388,260
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 1,306,261	$ 350,411

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1. Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in the state of Delaware, in the United States of America in October 1999. MercadoLibre is the largest online commerce ecosystem in Latin America, serving as an integrated regional platform and as a provider of the necessary online and technology-based tools that allow businesses and individuals to trade products and services in the region. The Company enables commerce through its marketplace platform (including online classifieds for motor vehicles, vessels, aircraft, services and real estate), which allows users to buy and sell in most of Latin America.

Through Mercado Pago, the Company’s FinTech solution, MercadoLibre enables individuals and businesses to send and receive online payments; through Mercado Envios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through our advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their product and services on the web; through MercadoShops, MercadoLibre allows users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model; through MercadoCredito, MercadoLibre extends loans to certain merchants and consumers; and through MercadoFondo, MercadoLibre allows users to invest funds deposited in their Mercado Pago accounts. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of March 31, 2019, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $294,120 thousands and $270,073 thousands as of March 31, 2019 and December 31, 2018, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2019 and December 31, 2018. These financial statements include the Company’s consolidated statements of income, comprehensive income, equity and of cash flows for the three-month periods ended March 31, 2019 and 2018. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2018. During the three-month period ended March 31, 2019, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASC 842 and the investments fair value option as of January 1, 2019. See Note 2 to these interim condensed consolidated financial statements for more details.

Cash and cash equivalents

Cash, cash equivalents and restricted cash and cash equivalents of $1,306,261 thousands and $464,695 thousands as reported in the consolidated statements of cash flow as of March 31, 2019 and December 31, 2018, respectively, is the sum of $1,295,886 thousands and $10,375 thousands as of March 31, 2019 and the sum of $440,332 thousands and $24,363 thousands as of December 31, 2018 shown in lines Cash and cash equivalents and Restricted cash and cash equivalents of the consolidated balance sheet.

Revenue recognition

Revenue recognition criteria for the services mentioned above are described in note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. The allowance for doubtful accounts, loans receivable and chargebacks is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts, loans receivable and chargebacks was $26,783 thousands and $23,411 thousands as of March 31, 2019 and December 31, 2018, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2018 and 2017 was $5,918 thousands and $6,116 thousands, respectively, of which $3,188 thousands and $4,316 thousands were recognized as revenue during the three-month periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, total deferred revenue was $5,958 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, which is a non-monetary asset, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, which is a monetary liability. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company uses incremental borrowing rates based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease prepaid payments made. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

According to transition guidance, finance leases that existed at December 31, 2018 are included in property and equipment, and loans payable and other financial liabilities in the consolidated balance sheets.

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

Argentine currency status

As of July 1, 2018, the Company transitioned its Argentinian operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company.

Pursuant to the change in the functional currency, monetary assets and liabilities are remeasured at closing exchange rate, and non-monetary assets, revenues and expenses are remeasured at the rate prevailing on the date of the respective transaction. The effect of the re measurement is recognized as foreign currency (losses) gains.

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

The Argentine Industry Secretary approved the Company’s application for eligibility under the law for the Company’s Argentine subsidiary, Mercadolibre S.R.L. As a result, the Company’s Argentine subsidiary has been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained is a 60% relief of total income tax related to software development activities and a 70% relief of payroll taxes related to software development activities.

As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $3,319 thousands and $7,299 thousands during the three-month periods ended March 31, 2019 and 2018, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.07 and $0.17 for the three-month periods ended March 31, 2019 and 2018, respectively. Furthermore, the Company recorded a labor cost benefit of $2,396 thousands and $2,016 thousands during the three-month periods ended March 31, 2019 and 2018, respectively. Additionally, $400 thousands and $652 thousands were accrued to pay software development law audit fees during the first quarter of 2019 and 2018, respectively.

Redeemable Convertible Preferred Stock

On March 29, 2019 an affiliate of Dragoneer Investment Group purchased, in a private placement, 100,000 shares of perpetual convertible preferred stock designated as Series A Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of the Company for $100 million in the aggregate.

The Company determined that the shares of Preferred Stock should be classified as mezzanine equity upon their issuance since they are contingently redeemable as explained in Note 10. The Company also determined that there is a beneficial conversion feature of $5,841 thousands attributable to the Preferred Stock because the initial conversion price was lower than the fair value of MercadoLibre’s common stock on March 29, 2019 (the commitment date). The beneficial conversion feature was fully amortized at issuance, increasing the Preferred Stock’s carrying amount, since the shares of Preferred Stock are perpetual and the holders of Preferred Stock have the right to convert immediately.

In addition, the Company determined that there were no embedded derivatives requiring bifurcation.

Fair value option applied to certain financial instruments

Under ASC 825, U.S. GAAP provides an option to elect fair value with impact on the statement of income as an alternative measurement for certain financial instruments and other items on the balance sheet.

The Company has elected to measure certain financial assets at fair value with impact on the statement of income from January 1, 2019 for several reasons including to avoid the mismatch generated by the recognition of certain linked instruments / transactions, separately, in consolidated statement of income and consolidated statement of other comprehensive income and to better reflect the financial model applied for selected instruments.

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $3,048 thousands for the period ended March 31, 2019.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (394,600)	$ (394,306)
Unrealized gains on investments	2,025	3,345
Estimated tax loss on unrealized gains on investments	(13)	(616)
	$ (392,588)	$ (391,577)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the three-month period ended March 31, 2019:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2018	$ 3,345	$ (394,306)	$ (616)	$ (391,577)
Other comprehensive income (loss) before reclassifications	2,025	(294)	(13)	1,718
Amount of loss (gain) reclassified from accumulated other comprehensive loss	(3,345)	—	616	(2,729)
Net current period other comprehensive income (loss)	(1,320)	(294)	603	(1,011)
Ending balance	$ 2,025	$ (394,600)	$ (13)	$ (392,588)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 3,345	Interest income and other financial gains
Estimated tax gain on unrealized losses on investments	(616)	Income tax loss
Total reclassifications for the period	$ 2,729	Total, net of income taxes

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowances for doubtful accounts and chargeback provisions, allowance for loans receivables, recoverability of goodwill, intangible assets with indefinite useful lives and tax loss carryforwards, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, recognition of income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.

Recently Adopted Accounting Standards

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The guidance permits the use of a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Alternatively, the guidance permits a “Comparatives Under 840 Option” that changes the date of initial application to the beginning of the period of adoption. The Company elected the Comparatives Under 840 Option in which it must apply ASC 840 to all comparative periods, including disclosures, and there were no effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows to carryforward the historical lease classification. In addition, the Company elected certain practical expedients and accounting policies including the lessee practical expedient to not separate lease components. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes those lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term.

The standard had a material impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for existing finance leases remains substantially unchanged.

Recently issued accounting pronouncements not yet adopted

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

3. Net income (loss) per share

Basic earnings per share for the Company’s common stock is computed by dividing, net income (loss) available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

On June 30, 2014, the Company issued $330 million of 2.25% Convertible Senior Notes due 2019 and on August 24, 2018 and August 31, 2018 the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (see Note 9 to these interim condensed consolidated financial statements). Additionally, on March 29, 2019 the Company issued Preferred Stock (see Note 2 and Note 10 to these interim condensed consolidated financial statements). The conversion of these notes and the Preferred Stock are included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes and the redeemable convertible preferred stock are not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.

The denominator for diluted net income (loss) per share for the three-month periods ended March 31, 2019 and 2018 does not include any effect from the 2019 Notes Capped Call Transactions (as defined in Note 9) or the 2028 Notes Capped Call Transactions because it would be antidilutive. In the event of conversion of any or all of the 2019 Notes or the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 9) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 9 to these interim condensed consolidated financial statements and Note 17 of the financial statements as of December 31, 2018 on Form 10-K for more details. For the three-month periods ended March 31, 2019 and 2018, the effects of the Capped Call Transactions would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net income (loss) per share of common stock is as follows for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 2019,
	2019		2018
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net income (loss) per common share	$ 0.13	$ 0.13	$ (0.29)	$ (0.29)

Numerator:
Net income (loss)	$ 11,864	$ 11,864	$ (12,919)	$ (12,919)
Amortization of redeemable convertible preferred stock	(5,841)	(5,841)	—	—
Net income (loss) corresponding to common stock	$ 6,023	$ 6,023	$ (12,919)	$ (12,919)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	45,980,255	—	44,157,364	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	45,980,255	—	44,157,364

4. Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Goodwill	$ 89,827	$ 88,883
Intangible assets with indefinite lives
- Trademarks	8,733	8,584
Amortizable intangible assets
- Licenses and others	5,445	5,406
- Non-compete agreement	2,786	3,028
- Customer list	14,844	14,897
- Trademarks	4,676	4,565
Total intangible assets	$ 36,484	$ 36,480
Accumulated amortization	(18,801)	(17,899)
Total intangible assets, net	$ 17,683	$ 18,581

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2019 and the year ended December 31, 2018 are as follows:

	Period ended March 31, 2019
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883
Purchase price allocation adjustments	—	45	—	—	—	—	45
Effect of exchange rates changes	(145)	—	567	392	76	9	899
Balance, end of the period	$ 29,924	$ 6,991	$ 31,907	$ 16,406	$ 3,415	$ 1,184	$ 89,827

	Year ended December 31, 2018
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ 3,632	$ 1,193	$ 92,279
- Business acquisitions	3,110	3,175	543	61	80	53	7,022
- Effect of exchange rates changes	(5,533)	(1,990)	401	(2,852)	(373)	(71)	(10,418)
Balance, end of the year	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,230 thousands and $1,672 thousands for the three-month periods ended March 31, 2019 and 2018, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of March 31, 2019:

For year ended 12/31/2019	$ 2,720
For year ended 12/31/2020	2,383
For year ended 12/31/2021	1,815
For year ended 12/31/2022	1,083
Thereafter	949
$ 8,950

5. Segment reporting

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed and resources are assigned, the criteria used by Management to evaluate the Company’s performance, the availability of separate financial information and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown in accordance with the criteria used for  evaluation of the Company’s performance as determined by Management. The Company’s segments include Brazil, Argentina, Mexico and other countries (which includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Honduras, Nicaragua, El Salvador, Bolivia, Guatemala, Panama, Paraguay, Peru, Uruguay and the United States of America).

Direct contribution consists of net revenues from external customers less direct costs, which include costs of net revenues, product and technology development expenses, sales and marketing expenses and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, allowances for doubtful accounts, payroll and third-party fees. All corporate related costs have been excluded from the Company’s direct contribution.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs are monitored by Management through shared cost centers and are not evaluated in the measurement of segment performance.

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 302,384	$ 93,776	$ 54,561	$ 23,049	$ 473,770
Direct costs	(225,343)	(67,492)	(65,585)	(20,447)	(378,867)
Direct contribution	77,041	26,284	(11,024)	2,602	94,903

Operating expenses and indirect costs of net revenues					(84,764)
Income from operations					10,139

Other income (expenses):
Interest income and other financial gains					24,444
Interest expense and other financial losses					(15,559)
Foreign currency losses					(3,669)
Net income before income tax expense					$ 15,355

	Three Months Ended March 31, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 184,155	$ 101,939	$ 17,065	$ 17,817	$ 320,976
Direct costs	(176,980)	(57,295)	(26,323)	(17,272)	(277,870)
Direct contribution	7,175	44,644	(9,258)	545	43,106

Operating expenses and indirect costs of net revenues					(72,525)
Loss from operations					(29,419)

Other income (expenses):
Interest income and other financial gains					9,195
Interest expense and other financial losses					(10,734)
Foreign currency gains					5,601
Net loss before income tax gains					$ (25,357)

The following table summarizes the allocation of property and equipment, net based on geography:

	March 31,	December 31,
	2019	2018
	(In thousands)
US property and equipment, net	$ 2,313	$ 2,959
Other countries
Argentina	74,070	58,358
Brazil	83,717	78,227
Mexico	19,372	16,497
Other countries	9,484	9,573
	$ 186,643	$ 162,655
Total property and equipment, net	$ 188,956	$ 165,614

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2019	2018
	(In thousands)
US intangible assets	$ 33	$ 46
Other countries goodwill and intangible assets
Argentina	8,607	9,050
Brazil	31,746	32,955
Mexico	36,222	35,993
Chile	25,678	24,638
Other countries	5,224	4,782
	$ 107,477	$ 107,418
Total goodwill and intangible assets	$ 107,510	$ 107,464

Consolidated net revenues by similar products and services for the three-month periods ended March 31, 2019 and 2018 were as follows:

	Three months Ended March 31,

Consolidated Net Revenues	2019	2018
	(In thousands)
Enhanced Marketplace (*)	$ 253,035	$ 140,695
Non-marketplace (**) (***)	220,735	180,281
Total	$ 473,770	$ 320,976

(*)   Includes Final Value Fees and Shipping fees.

(**)  Includes, among other things, Ad Sales, Classified Fees, Payment Fees and other ancillary services.

(***) Includes $186,965 thousands and $144,763 thousands of Payment Fees for the three-month periods ended March 31, 2019 and 2018, respectively.

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	March 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)	2018	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 239,269	$ 239,269	$ —	$ —	$ 179,252	$ 179,252	$ —	$ —
Restricted Cash and cash equivalents:
Money Market Funds	9,556	9,556	—		24,363	24,363	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	238,029	238,029	—	—	284,317	284,317	—	—
Sovereign Debt Securities	1,344,778	1,344,778	—	—	429,602	429,602	—	—
Corporate Debt Securities	255	245	10	—	262	237	25	—
Total Financial Assets	$ 1,831,887	$ 1,831,877	$ 10	$ —	$ 917,796	$ 917,771	$ 25	$ —
Liabilities:
Contingent considerations	$ 2,170	$ —	$ —	$ 2,170	$ 2,097	$ —	$ —	$ 2,097
Long-term retention plan	53,422	—	53,422	—	42,625	—	42,625	—
Total Financial Liabilities	$ 55,592	$ —	$ 53,422	$ 2,170	$ 44,722	$ —	$ 42,625	$ 2,097

As of March 31, 2019 and December 31, 2018, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); and ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date.

As of March 31, 2019 and December 31, 2018, the Company’s liabilities were valued at fair value using Level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. During the three-month period ended March 31, 2019, the Company assumed contingent considerations for an amount of $2,170 thousands.

The unrealized net gains or losses on short-term and long-term investments are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of March 31, 2019 and December 31, 2018, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and corporate debt security), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets, accounts payable, 2019 Notes (liability component), salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations). The estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $593,905 thousands and was determined based on market interest rates. The rest of the loans payable and other financial liabilities and operating lease liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March 31, 2019 and December 31, 2018:

	Balances as of	Significant other	Balances as of	Significant other
	March 31,	observable inputs	December 31,	observable inputs
	2019	(Level 2)	2018	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 337,637	$ 337,637	$ 20,056	$ 20,056
Accounts receivable	34,524	34,524	35,153	35,153
Credit Cards receivable	308,468	308,468	360,298	360,298
Loans receivable, net	134,640	134,640	95,778	95,778
Other assets	105,622	105,622	102,753	102,753
Total Assets	$ 920,891	$ 920,891	$ 614,038	$ 614,038
Liabilities
Accounts payable and accrued expenses	$ 246,767	$ 246,767	$ 266,759	$ 266,759
Funds payable to customers	680,746	680,746	640,954	640,954
Salaries and social security payable	54,528	54,528	40,942	40,942
Taxes payable	34,414	34,414	31,058	31,058
Operating lease liabilities	155,632	155,632	—	—
Loans payable and other financial liabilities (*)	743,223	784,182	735,177	735,177
Other liabilities	67,506	67,506	51,509	51,509
Total Liabilities	$ 1,982,816	$ 2,023,775	$ 1,766,399	$ 1,766,399

(*) The fair value of the 2019 Notes and the 2028 Notes (including the equity component) are disclosed in Note 9.

As of March 31, 2019 and December 31, 2018, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of March 31, 2019 and December 31, 2018, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

March 31, 2019
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Financial Gains	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 239,269	$ —	$ —	$ —	$ 239,269
Total Cash and cash equivalents	$ 239,269	$ —	$ —	$ —	$ 239,269

Restricted cash and cash equivalents
Money Market Funds	$ 9,556	$ —	$ —	$ —	$ 9,556
Total Restricted cash and cash equivalents	$ 9,556	$ —	$ —	$ —	$ 9,556

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (*)	$ 236,309	$ —	$ —	$ 1,720	$ 238,029
Sovereign Debt Securities (**)	1,071,309	98	—	1,327	1,072,734
Corporate Debt Securities	57	—	—	—	57
Total Short-term investments	$ 1,307,675	$ 98	$ —	$ 3,047	$ 1,310,820

Long-term investments
Sovereign Debt Securities	$ 270,206	$ 1,837	$ —	$ 1	$ 272,044
Corporate Debt Securities	197	2	(1)	—	198
Total Long-term investments	$ 270,403	$ 1,839	$ (1)	$ 1	$ 272,242

Total	$ 1,826,903	$ 1,937	$ (1)	$ 3,048	$ 1,831,887

(1) Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of March 31, 2019 and December 31, 2018.

(*) Brazilian government bonds measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Investments fair value option)

(**) Includes $806,087 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Investments fair value option)

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

(1)

Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of March 31, 2019 and December 31, 2018.

The material portion of the Sovereign Debt Securities consists of U.S. Treasury Notes, which carry no significant risk.

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained the approval from the Central Bank of Brazil to operate as an authorized payment institution. With the authorization, MercadoPago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all the obligations established in the current regulation. Among other obligations, the regulation requires authorized payment institutions to hold the balance available in the payment institution account in either in a specific account of Central Bank of Brazil that does not pay interest or in Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia”. The percentage of the electronic currency that must be deposited was 100% and 80% as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018 and in accordance with the regulation, the Company held $238,029 thousands and $284,317 thousands deposited in Brazilian federal government bonds, respectively, as mandatory guarantee.

As of March 31, 2019, the estimated fair values (in thousands of U.S. dollars) of money market funds and short-term and long-term investments classified by their effective maturities are as follows:

One year or less	1,559,645
One year to two years	272,020
Two years to three years	133
Three years to four years	43
Four years to five years	46
Total	$ 1,831,887

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of March 31, 2019, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $4,782 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of March 31, 2019 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $12,561 thousands. No loss amounts have been accrued for such reasonably possible legal actions.

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

Buyer protection program

The Company provides consumers with a buyer protection program (“BPP”) for all transactions completed through the Company’s online payment solution (“Mercado Pago”). This program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive or does not match the seller’s description. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances (i.e. Black Friday, Hot Sale), the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.

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

As of March 31, 2019 and December 31, 2018, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $993,500 thousands and $988,664 thousands, respectively, for which the Company recorded an allowance of $4,670 thousands and $4,146 thousands, respectively.

Loans payable and other financial liabilities

During the last quarter of 2018, the Company, through its Chilean subsidiary, obtained two lines of credit from Scotiabank Chile denominated in Chilean Pesos, to be applied to working capital needs. As of March 31, 2019, the amount outstanding under these lines of credit is $4,424 thousands and $2,949 thousands with maturity in April 2019 (renewed upon maturity) and both bear interest at a fixed rate of 3.72%. In addition, the Chilean subsidiary, obtained two lines of credit from Banco de Chile denominated in Chilean pesos, to be applied to working capital needs. As of March 31, 2019, the amount outstanding under these lines of credit is $8,869 thousands and $7,376 thousands with maturity in April 2019 (renewed upon maturity) and both bear interest at a fixed rate of 3.60% per annum. Lastly, the Chilean subsidiary obtained an unsecured line of credit from Banco de Chile denominated in local currency for an amount of $1,494 thousands which bears interest at a fixed rate of 3.65% per annum.

During the first quarter of 2019, the Company, through its Argentine subsidiary obtained two lines of credit from Citibank, N.A, denominated in local currency, to be applied to working capital needs. As of March 31, 2019, the amount outstanding under these lines of credit is $12,066 thousands and $12,053 thousands with maturity in April 2019 and bears interest at a fixed rate of 37.75% and 40.50% per annum, respectively. These lines of credit were fully paid off upon maturity. In addition, the Argentine subsidiary obtained an unsecured line of credit denominated in local currency for an amount of $3,121 thousands which bears interest at a fixed rate of 55.50% per annum. This line of credit was fully paid off as of May 3, 2019.

As of March 31, 2019 the Company, through its Mexican subsidiary, had three finance leases contracts related to facilities for its fulfillment center. The outstanding amount is $5,458 thousands which bears interest at a fixed rate of 6.39% per annum with maturity within the next 5.25 years, $1,089 thousands which bears interest at a fixed rate of 9.00% per annum with maturity within the next 4.0 years and $177 thousands which bears interest at a fixed rate of 9.90% per annum with maturity within the next year.

During the first quarter of 2019, the Company, through its Uruguayan subsidiary obtained a line of credit from Citibank, N.A, denominated in local currency, to be applied to working capital needs. As of March 31, 2019, the amount outstanding under this line of credit is $898 thousands with maturity in April, 2019 and bears interest at a fixed rate of 9.11% per annum. In addition, the Uruguayan subsidiary obtained an unsecured line of credit denominated in local currency for an amount of $10,195 thousands which bears interest at a fixed rate of 9.11% per annum.

See Notes 9 and 11 to these interim condensed consolidated financial statements for details regarding the Company’s 2019 Notes and 2028 Notes and collateralized debt securitization transactions, respectively.

8. Long term retention plan (“LTRP”)

The following table summarizes the 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019 long term retention plan accrued compensation expense for the three-month periods ended March 31, 2019 and 2018, which are payable in cash according to the decisions made by the Board of Directors:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
LTRP 2010	—	53
LTRP 2011	55	663
LTRP 2012	559	1,125
LTRP 2013	193	1,749
LTRP 2014	1,220	2,084
LTRP 2015	1,982	2,815
LTRP 2016	3,038	3,908
LTRP 2017	2,813	3,340
LTRP 2018	1,455	—
LTRP 2019	2,126	—
Total LTRP	$13,441	$15,737

9. Convertible Senior Notes

2.00% Convertible Senior Notes Due 2028

On August 24, 2018, the Company issued $800,000 thousands of 2.00% Convertible Senior Notes due 2028 and issued an additional $80,000 thousand of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880,000 thousands of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). The 2028 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes. For additional information regarding the 2028 Notes please refer to Note 2 and Note 17 to the audited consolidated financial statements for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC.

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

The total estimated fair value of the 2028 Notes was $1,181,391 thousands and $787,266 thousands as of March 31, 2019 and December 31, 2018, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of March 31, 2019 and December 31, 2018 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $507.7 closing price of the Company’s common stock on March 31, 2019, the if-converted value of the 2028 Notes exceeded their principal amount by $127,673 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of March 31, 2019:

	March 31, 2019	December 31, 2018
	(In thousands)
Amount of the equity component (1)	$327,305	$327,305

2.00% Convertible Senior Notes due 2028	$880,000	$880,000
Unamortized debt discount (2)	(319,466)	(325,783)
Unamortized transaction costs related to the debt component	(9,837)	(9,958)
Contractual coupon interest accrual	10,609	5,867
Contractual coupon interest payment	(8,360)	—
Net carrying amount	$552,946	$550,126

(1)	Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.
(2)	As of March 31, 2019, the remaining period over which the unamortized debt discount will be amortized is 9.5 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

Three month periods ended March 31,
2019
(In thousands)
Contractual coupon interest expense	$4,742
Amortization of debt discount	6,317
Amortization of debt issuance costs	121
Total interest expense related to the 2028 Notes	$11,180

2.25% Convertible Senior Notes Due 2019

On June 30, 2014, the Company issued $330,000 thousands of 2.25% Convertible Senior Notes due 2019 (the “2019 Notes”). The 2019 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum. The 2019 Notes will mature on July 1, 2019 unless earlier repurchased or converted in accordance with their terms prior to such date. The 2019 Notes may be converted, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of the 2019 Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the 2019 Notes. For additional information regarding the 2019 Notes please refer to Note 2 and Note 17 to the audited consolidated financial statements for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC.

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

During the period from October 1, 2016 through March 31, 2019, 291 Notes were converted for a total amount of $291 thousands.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the excess conversion value due upon conversion of the 2019 Notes.

From April 1, 2019 to the date of issuance of these interim condensed consolidated financial statements, additional conversion requests for 2 Notes were made.

The total estimated fair value of the 2019 Notes was $264,992 thousands and $150,572 thousands as of March 31, 2019 and December 31, 2018, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2019 Notes as of the last day of trading for the period. The Company considered the fair value of the 2019 Notes as of March 31, 2019 and December 31, 2018 to be a Level 2 measurement. The fair value of the 2019 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $507.7 closing price of the Company’s common stock on March 31, 2019, the if-converted value of the 2019 Notes exceeded their principal amount by $199,868 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2019 Notes as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Amount of the equity component (1)	$9,196	$9,196

2.25% Convertible Senior Notes due 2019	$65,985	$65,987
Unamortized debt discount (2)	(532)	(1,063)
Unamortized transaction costs related to the debt component	(88)	(176)
Contractual coupon interest accrual	373	5,447
Contractual coupon interest payment	—	(5,447)
Net carrying amount	$65,738	$64,748

(1)	Net of $236 thousands of transaction costs related to the equity component of the 2019 Notes.
(2)	As of March 31, 2019, the remaining period over which the unamortized debt discount will be amortized is 0.25 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Three month periods ended March 31,
	2019	2018

	(In thousands)	(In thousands)
Contractual coupon interest expense	$373	$1,856
Amortization of debt discount	531	2,508
Amortization of debt issuance costs	88	399
Total interest expense related to the 2019 Notes	$992	$4,763

10. Equity Offerings

On March 15, 2019, the Company closed a public equity offering of approximately $1,150,000 thousands of common stock at a public offering price of $480 per share (the “Offering”). Pursuant to the Offering, the Company issued 2,395,834 shares of common stock, par value $0.001 per share (the “Common Stock”) which includes the exercise in full of the underwriters’ option to purchase $150 million of additional shares of common stock.

In addition, on March 15, 2019 the Company closed its $750,000 thousands concurrent private placement of common stock to PayPal, Inc (“PayPal”). PayPal purchased 1,719,790 shares of Common Stock at a price of $436.10 per share.

On March 29, 2019, in a separate private placement, an affiliate of Dragoneer Investment Group purchased 100,000 shares of perpetual convertible preferred stock designated as Series A Perpetual Preferred Stock, par value $0.001 per share of the Company for $100,000 thousands in the aggregate. The Preferred Stock is a class of equity security that ranks senior to the Common Stock with respect to dividend rights or rights upon liquidation.

Each share of Preferred Stock has a stated value of $1,000, is entitled to a cash dividend of 4% per annum, and is convertible into shares of the Company’s Common Stock at an initial conversion price of $479.71 (subject to adjustment). The Company may require the conversion of any or all of the Preferred Stock beginning on March 29, 2023 if certain conditions set forth in the Certificate of Designation are met. The Company may redeem any or all of the Preferred Stock for cash, shares of its Common Stock or a combination thereof (at its election, subject to certain conditions) at any time beginning on March 29, 2026 for a percentage of the stated value of each share of Preferred Stock, plus any accrued and unpaid dividends at such time. On March 15, 2026, September 15, 2026 and March 15, 2027, the holders of the Preferred Stock shall have the right to redeem all of the outstanding shares of Preferred Stock for cash, shares of the Company’s Common Stock or a combination thereof (at the Company’s election, subject to certain conditions) to be determined by the formula set forth in the Certificate of Designation. Upon the occurrence of a change of control, the holders will have the right to redeem their shares of Preferred Stock for cash at a price set forth in the Certificate of Designation. The holders of the Preferred Stock have the right to vote on matters submitted to a vote of the holders of Common Stock on an as-converted basis unless required by applicable law.

In the aggregate, the Company raised funds in the amount of $1,965,188 thousands net of issuance costs paid in the amount of $34,812 thousands.

11. Securitization Transactions

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

The Company securitizes certain loan receivables through Brazilian and Argentine SPEs, formed to securitize loan receivables provided by the Company to its users or purchased from financial institutions that grant loans to the Company’s users through Mercado Pago. According to the SPE contracts, the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant because it retains the equity certificates of participation, and would therefore also be consolidated. When the Company controls the vehicle, it accounts the securitization transactions as if they were secured financing and therefore the assets, liabilities, and related results are consolidated in its financial statements.

As of March 31, 2019, the carrying value of the Brazilian collateralized debt was $46,687 thousands, composed of: 1) $15,568 thousands, which bears interest at a rate of Brazilian DI plus 3.5% per annum for a term of 36 months, due in June 2021 and 2) $31,119 thousands, which bears interest at a rate of Brazilian DI plus 3.25% per annum for a term of 30 months, due in May 2021. The carrying value of the Argentine collateralized debt was $7,582 thousands, composed of: 1) $5,593 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 33% and a maximum 48% nominal rate per annum for a term of 8 months, due in October 2019 and 2) $1,989 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 30% and a maximum 45% nominal rate per annum for a term of 12 months, due in July 2019. This secured debt is issued by the SPEs and includes collateralized securities used to fund MercadoCredito business. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have recourse to the Company. Additionally, the cash flows generated by the SPEs are restricted to the payment of amounts due to third-party investors, but the Company retains the right to residual cash flows.

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of March 31, 2019 as follows:

	March 31,	December 31,
	2019	2018
Assets	(in thousands)	(in thousands)
Current assets:
Restricted cash and cash equivalents	$10,375	$24,363
Loans receivable, net	70,757	51,471
Total current assets	81,132	75,834
Total assets	$81,132	$75,834
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$103	$113
Loans payable and other financial liabilities	8,089	7,539
Total current liabilities	8,192	7,652
Non-current liabilities:
Loans payable and other financial liabilities	46,180	46,441
Total non-current liabilities	46,180	46,441
Total liabilities	$54,372	$54,093

12. Leases

The Company leases certain fulfillment centers and office space in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31,
2019
Operating Leases
Operating lease right-of-use assets	$153,499

Operating lease liabilities	$155,632

Finance Leases
Property and equipment, at cost	9,119
Accumulated depreciation	(284)
Property and equipment, net	$8,835

Loans payable and other financial liabilities	$6,724

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating and finance leases at March 31, 2019:

Weighted average remaining lease term
Operating leases	9	Years
Finance leases	5	Years

Weighted average discount rate
Operating leases	10.44%
Finance leases	6.91%

The components of lease expense were as follows (in thousands):

March 31,
2019

Operating lease cost	$6,477

Finance lease cost:
Depreciation of property and equipment	235
Interest on lease liabilities	152
Total finance lease cost	$387

Supplemental cash flow information related to leases was as follows (in thousands):

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,124
Financing cash flows from finance leases	662

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35,926
Finance leases	177

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases (in thousands):

Year Ending March 31,	Operating Leases	Finance Leases
One year or less	$26,507	$1,905
One year to two years	27,364	1,719
Two years to three years	26,469	1,719
Three years to four years	25,383	1,719
Four years to five years	23,826	1,399
Thereafter	112,956	359
Total lease payments	$242,505	$8,820
Less imputed interest	(86,873)	(2,096)
Total	$155,632	$6,724

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control–  as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, as updated by those in other reports we file from time to time with the SEC.

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•	a brief overview of our company;
•	a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2019 and 2018;
•	a review of our financial presentation and accounting policies, including our critical accounting policies;
•	a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•	a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
•	a description of our non-GAAP financial measures; and
•	a discussion of the market risks that we face.

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

Business Overview

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is the largest online commerce ecosystem in Latin America. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions. We are a market leader in e-commerce in each of Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Peru, Uruguay and Venezuela, based on the number of unique visitors and page views. We also operate online commerce platforms in the Dominican Republic, Honduras, Nicaragua, El Salvador, Panama, Bolivia, Guatemala and Paraguay.

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

We offer our users an ecosystem of six integrated e-commerce services: the MercadoLibre Marketplace, the Mercado Pago FinTech platform, the Mercado Envios logistics service, the MercadoLibre Classifieds service, the MercadoLibre advertising solution and the MercadoShops online webstores solution.

The MercadoLibre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce platform, which can be accessed through our website and mobile app. This platform enables both businesses and individuals to list merchandise and conduct sales and purchases online.

Mercado Pago is our financial technology (FinTech) solution, designed to facilitate transactions both on and off our marketplaces by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Outside of our marketplaces, Mercado Pago allows merchants to process transactions via their websites and mobile apps, as well as in their brick-and-mortar stores through QR codes and mobile points of sale (“MPOS”) devices. It also enables users to easily transfer money to each other. Through MercadoFondo, our asset management product, our users are able to invest the stored balance from their Mercado Pago account at competitive rates and in a simple way. MercadoCredito, our lending solution, allows us to finance merchants’ working capital needs and consumers’ purchases.

To further enhance our suite of e-commerce services, we launched the Mercado Envios shipping program in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through Mercado Envios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers that opt into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of March 31, 2019, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

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

Furthermore, we developed our MercadoLibre advertising platform to enable businesses to promote their products and services on the Internet. Through this platform, MercadoLibre’s sellers and large advertisers are able to display ads on our webpages.

Additionally, through MercadoShops, our online store solution, users can set-up, manage and promote their own online store. These stores are hosted by MercadoLibre and offer integration with the marketplace, and payment and advertising services we offer. Users can pay monthly subscriptions for enhanced functionality and value added services on their store.

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the current criterion our Management uses to evaluate our segment performance. Our geographic segments are Brazil, Argentina, Mexico and Other Countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Bolivia, Honduras, Nicaragua, El Salvador, Guatemala, Paraguay, Uruguay and the United States of America (through real estate classifieds in the State of Florida only)). Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock or permit competitors with short-term tactics to grow more rapidly than us. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock.

The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2019 and 2018:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*) (**)	2019	2018
Brazil	63.8%	57.4%
Argentina	19.8	31.8
Mexico	11.5	5.3
Other Countries	4.9	5.6

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies are netted from revenues, when we act as an agent, was $74.0 million and $112.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2019 and 2018:

	Three-month Periods Ended		Change from 2018
	March 31,		to 2019 (*) (**)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$ 302.4	$ 184.2	$ 118.2	64.2%
Argentina	93.8	101.9	(8.2)	(8.0)
Mexico	54.6	17.1	37.5	219.7
Other Countries	23.0	17.8	5.2	29.4
Total Net Revenues	$ 473.8	$ 321.0	$ 152.8	47.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies are netted from revenues, when we act as an agent, was $74.0 million and $112.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Recent Developments

Equity offering

On March 15, 2019, we closed a public equity offering of approximately $1,150 million of common stock at a public offering price of $480 per share (the “Offering”). Pursuant to the Offering, we issued 2,395,834 shares of common stock, par value $0.001 per share (the “Common Stock”) which includes the exercise in full of the underwriters’ option to purchase $150 million of additional shares of Common Stock.

In addition, on March 15, 2019 we closed our $750 million concurrent private placement of common stock to PayPal, Inc. (PayPal). Based on the securities purchase agreement, PayPal purchased 1,719,790 shares of Common Stock at a price of $436.10 per share.

On March 29, 2019, in a separate private placement, an affiliate of Dragoneer Investment Group purchased 100,000 shares of perpetual convertible preferred stock designated as Series A Perpetual Preferred Stock, par value $0.001 per share (the “Preferred Stock”), for $100 million in the aggregate.

In the aggregate, we raised funds in the amount of $1,965.2 million net of issuance costs paid in the amount of $34.8 million.

Please see note 10 to our unaudited condensed consolidated financial statements for additional information regarding our equity offering.

Description of Line Items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams: “Enhanced Marketplace” and “Non-Marketplace”.

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March 31, 2019 and 2018:

	Three-month Periods Ended
	March 31, (*)
Consolidated net revenues by revenue stream	2019	2018
	(in millions)
Enhanced Marketplace (**)	$253.0	$140.7
Non-Marketplace (***) (****)	220.7	180.3
Total	$473.8	$321.0

(*)     The table above may not total due to rounding.

(**)    Includes final value fees and shipping fees. The amount incurred in shipping subsidies are netted from revenues when we act as an agent, was $74.0 million and $112.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

(***)   Includes, among other things, ad sales, classified fees, payment fees and other ancillary services.

(****)  Includes $187.0 million and $144.8 million of Payment Fees for the three-month periods ended March 31, 2019 and 2018, respectively.

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

Revenues for Non-Marketplace services are generated from:

•	payments fees;
•	classifieds fees;
•	ad sales up-front fees; and
•	fees from other ancillary businesses.

Non-Marketplace revenues also come from our Mercado Pago FinTech solution, where we generate payment fees attributable to:

•	commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off Marketplace-platform transactions;
•	commissions from additional fees we charge when a buyer elects to pay in installments through our Mercado Pago platform, for transactions that occur either on or off our Marketplace platform;
•	commissions from additional fees we charge when our sellers elect to withdraw cash;
•	interest, cash advances and fees from merchant and consumer credits granted under our MercadoCredito solution; and
•	revenues from the sale of mobile points of sale products.

Through our classifieds offerings of motor vehicles, vessels, aircraft, real estate and services, we generate revenues from up-front fees for all classifieds offerings. We charge additional fees to sellers who opt to give their listings greater exposure throughout our websites.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2019 and 2018, no single customer accounted for more than 5.0% of our net revenues.

Our MercadoLibre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela (deconsolidated as of December 1, 2017), Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and Mercado Pago is available in 7 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Uruguay). Additionally, Mercado Envios is available in 6 countries (Argentina, Brazil, Mexico, Colombia, Chile and Uruguay). The functional currency for each country’s operations is the country’s local currency, except for Argentina where the functional currency was the U.S. dollar due to Argentina’s status as highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below and Note 2 to our unaudited interim condensed consolidated financial statements for highly inflationary economy details. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.5% of net revenues for the three-month period ended March 31, 2019, as compared to 9.3% for the same period in 2018.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, cost of mobile point of sale products sold, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization, shipping operation costs (including warehousing costs) and other operating costs.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of costs related to marketing our platforms through online and offline advertising and agreements with portals and search engines, charges related to our buyer protection programs, the salaries of employees involved in these activities, chargebacks related to our Mercado Pago operations, bad debt charges, public relations costs, marketing activities for our users and depreciation and amortization costs.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of outside directors, long term retention plan compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, administration, accounting, legal and human resources.

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

There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2018 and disclosed in the Form 10-K, see Item – “Critical Accounting Policies”, other than those discussed in Note 2 of our unaudited interim condensed consolidated financial statements in connection with the adoption of ASC 842 – New leasing accounting standard as of January 1, 2019 and the fair value option applied to certain financial instruments.

Results of operations for the three-month period ended March 31, 2019 compared to the three-month periods ended March 31, 2018

The selected financial data for the three-month periods ended March 31, 2019 and 2018 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or for any other period.

Statement of income data

	Three-month Period Ended March 31,
(In millions)	2019 (*)	2018 (*)
	(Unaudited)
Net revenues (**)	$473.8	$321.0
Cost of net revenues	(236.8)	(158.2)
Gross profit	237.0	162.8

Operating expenses:
Product and technology development	(52.4)	(38.4)
Sales and marketing	(130.7)	(110.7)
General and administrative	(43.8)	(43.1)
Total operating expenses	(226.9)	(192.2)
Income/(loss) from operations	10.1	(29.4)

Other income (expenses):
Interest income and other financial gains	24.4	9.2
Interest expense and other financial losses	(15.6)	(10.7)
Foreign currency (loss)/gain	(3.7)	5.6
Net income/(loss) before income tax (expense)/gain	15.4	(25.4)

Income tax (expense)/gain	(3.5)	12.4
Net income/(loss)	$11.9	$(12.9)

(*) The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies are netted from revenues, when we act as an agent, was $74.0 million and $112.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from both our Enhanced Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 47.6% in the three-month period ended March 31, 2019 as compared to the same period in 2018. Our net revenues grew as a result of increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 69.6%, 17.9% and 48.0%, respectively and a 35.1% increase in our total payment volume in the three-month period ended March 31, 2019 as compared to the same period in 2018. Additionally, our growth in net revenues was boosted by the decrease in our shipping subsidies, which are netted from net revenues when we act as an agent, from $112.5 million to $74.0 million in the three-month period ended March 31, 2018 as compared to the same period in 2019, respectively and the effect of the flat fee for those transactions related to low gross merchandise volume in Brazil. Finally, our growth in net revenues were partially offset by the devaluation of the Argentine Peso and Brazilian Reais of approximately 53.5% and 14.7%, as of March 31, 2019 compared to March 31, 2018, respectively.

We believe that our growth in net revenues should continue in the future. However, despite this positive historical trend, the current weak macro-economic environment in certain countries in Latin America, coupled with devaluations of certain local currencies in those countries versus the U.S. dollar and high interest rates in those countries could cause a decline in year-over-year net revenues, particularly as measured in U.S. dollars. Moreover, in the future, net revenues could decline if we continue offering free shipping and the costs of providing the service grow faster than our sales.

Gross profit margins

During the past two years, our business has experienced decreasing gross profit margins, defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins were 50.0% and 50.7% for the three-month periods ended March 31, 2019 and 2018, respectively. The decrease in our gross profit margins resulted primarily from increases in components of cost of net revenues, each as described below:

(i) An increase in shipping operating costs of $31.7 million for the three-month period ended March 31, 2019, as compared with the same period in 2018, mainly related to shipping operating costs, including warehousing expenses.

(ii) Higher penetration of our payments and shipping solution, particularly in our Argentine, Brazilian and Mexican marketplaces. For the three-month period ended March 31, 2019, total volume of payments on our marketplace represented 93.8% of our total GMV (excluding motor vehicles, vessels, aircraft, real estate and services); as compared to 89.9%, for the three-month period ended March 31, 2018. Additionally, for the three-month period ended March 31, 2019, the total number of items shipped through our shipping solution represented 81.3%, of our total number of successful items sold in the countries where our shipping solution is available, as compared to 71.3%, for the three-month period ended March 31, 2018. Transactions that include such services intrinsically incur incremental costs such as collection fees, which result in lower gross profit margins as compared to other services we offer. In addition, our revenues are typically disclosed net of third party provider costs while sales taxes are paid on the gross amount of revenues, thus, decreasing our gross profit margins in terms of revenues. For the three-month period ended March 31, 2019, collection fees increased $15.7 million, as compared to the same period in 2018. For the three-month period ended March 31, 2019, sales tax increased $10.2 million, as compared to the same period in 2018.

(iii) Increased other payment costs of $7.2 million for the three-month period ended March 31, 2019, as compared to the same period in 2018, mainly related to higher MercadoPago transactional expenses.

(iv) Increased cost of products sold of $4.8 million for the three-month period ended March 31, 2019, as compared to the same period in 2018, related to a higher volumes of mobile point of sale devices sold in Brazil, Argentina and Mexico. This increase generated lower profit margins.

(v) Increased customer support costs of $4.7 million for the three-month period ended March 31, 2019, as compared with the same period in 2018, mainly as a consequence of an increase in salaries and wages. The number of customer support employees was 2,943 as of March 31, 2019 as compared to 2,651 as of March 31, 2018.

(vi) Increased hosting costs of $3.7 million for the three-month period ended March 31, 2019, as compared to the same period in 2018.

In the future, gross profit margins could continue to decline if we continue to offer free shipping and the penetration of our payment solution and our shipping service grows faster than our marketplace sales.

Operating income/(loss) margins

For the three-month period ended March 31, 2019 as compared to the same period in 2018, our operating income/(loss) margin increased from a negative margin of 9.2% to a positive margin of 2.1%, mainly as a consequence of the explained increase in net revenues above and a decrease in sales and marketing expenses, calculated as a percentage of net revenues.

We anticipate that as we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long-term business opportunity offered by the Internet in Latin America, it will be increasingly difficult to maintain our operating margins, and we may even could experience decreases in our operating margins.

Other Data

	Three-month Periods Ended March 31,
(in millions)	2019	2018

Number of confirmed registered users at end of period (1)	280.1	223.1
Number of confirmed new registered users during period (2)	12.3	11.2
Gross merchandise volume (3)	$3,087.8	$3,126.4
Number of successful items sold (4)	82.8	80.1
Number of successful items shipped (5)	62.4	52.5
Total payment volume (6)	$5,639.1	$4,175.3
Total volume of payments on marketplace (7)	$2,896.1	$2,809.5
Total payment transactions (8)	143.9	74.3
Unique buyers (9)	18.8	17.0
Unique sellers (10)	4.2	5.0
Capital expenditures	$33.0	$23.0
Depreciation and amortization	$15.7	$11.1

(1)	Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration, excluding Classifieds users.
(2)	Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration, excluding Classifieds users.
(3)	Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding Classifieds transactions.
(4)	Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace, excluding Classifieds items.
(5)	Measure of the number of items that were shipped through our shipping service.
(6)	Measure of the total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions.
(7)	Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.
(8)	Measure of the number of all transactions paid for using Mercado Pago.
(9)	New or existing users with at least one purchase made in the period, including Classifieds users.
(10)	New or existing users with at least one new listing in the period, including Classifieds users.

Net revenues

	Three-month Periods Ended		Change from 2018
	March 31,		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues (**)	$ 473.8	$ 321.0	$ 152.8	47.6%
As a percentage of net revenues (*)	100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies are netted from revenues, when we act as an agent, was $74.0 million and $112.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Our net revenues grew 47.6% in the three-month period ended March 31, 2019 as compared to the same period in 2018. The increase in net revenues was primarily attributable to increases in the enhanced marketplace transactions volume related to an increase in local currency gross merchandise volume in Argentina, Brazil and Mexico of 69.6%, 17.9% and 48.0%, respectively. In addition, the increase in net revenues was attributable to:

a)	A decrease of $38.5 million, or a 34% decrease, in our shipping subsidies, netted from revenues, during the three month period ended March 31, 2019 as compared to the same period in 2018; and

b)	An increase of $35.7 million related to flat fee in Brazilian segment for those transactions with a low gross merchandise volume value.

The 22.4% increase in our non-marketplace revenues from $180.3 million for the three-month period ended March 31, 2018 compared to $220.7 million for the three-month period ended March 31, 2019, is mainly generated by a 35.1% increase in our total payment volume, mainly associated to off-platform transactions.

The increase in our net revenues was partially offset by the devaluation of the Argentine Peso and Brazilian Reais by approximately 53.5% and 14.7%, respectively, as of March 31, 2019 as compared to March 31, 2018.

	Three-month Periods Ended		Change from 2018
	March 31,		to 2019 (***)
Consolidated Net Revenues by revenue stream	2019	2018	in Dollars	in %
	(in millions, except percentages)
Brazil
Enhanced Marketplace	$ 157.8	$ 71.4	$ 86.3	120.8%
Non-Marketplace	144.6	112.7	31.9	28.3%
	302.4	184.2	118.2	64.2%
Argentina
Enhanced Marketplace	$ 42.0	$ 52.1	$ (10.1)	-19.3%
Non-Marketplace	51.8	49.8	1.9	3.8%
	93.8	101.9	(8.2)	-8.0%
Mexico
Enhanced Marketplace	$ 42.5	$ 10.0	$ 32.5	324.2%
Non-Marketplace	12.0	7.0	5.0	71.0%
	54.6	17.1	37.5	219.7%
Other countries
Enhanced Marketplace	$ 10.7	$ 7.1	$ 3.6	50.6%
Non-Marketplace	12.3	10.7	1.6	15.2%
	23.0	17.8	5.2	29.4%
Consolidated
Enhanced Marketplace (*)	253.0	140.7	112.3	79.8%
Non-Marketplace (**)	220.7	180.3	40.5	22.4%
Total	$ 473.8	$ 321.0	$ 152.8	47.6%

(*) The amount incurred in shipping subsidies are netted from revenues, when we act as an agent, was $74.0 million and $112.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

(**) Includes, among other things, payment fees, ad sales, classified fees and other ancillary services.

(***) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Enhanced Marketplace revenues in Brazil increased 120.8% in the three-month period ended March 31, 2019 as compared to the same period in 2018. This increase was primarily a consequence of i) a 17.9% increase in local currency gross merchandise volume; ii) a decrease of $35.9 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent and iii) the implementation of a flat fee for those transactions related to low gross merchandise volume. The increase was partially offset by a 14.7% devaluation of the local currency. Non-Marketplace revenues grew 28.3%, a $31.9 million increase, during the same period, mainly driven by a 144.4% increase in the off-platform payments volume, partially offset by the devaluation of the Brazilian Reais.

Argentina

Enhanced Marketplace revenues in Argentina decreased 19.3% in the three-month period ended March 31, 2019 as compared to the same period in 2018. The decrease was primarily a consequence of i) a 53.5% devaluation of the local currency and ii) an increase of $5.1 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent. This decrease was partially offset by a 69.6% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 3.8%, a $1.9 million increase, during the same period, mainly driven by a 83.1% increase in the off-platform payments volume, partially offset by the devaluation of the local currency.

Mexico

Enhanced Marketplace revenues in Mexico increased 324.2% in the three-month period ended March 31, 2019, as compared to the same period in 2018, mainly due to i) the effect of not netting from revenues the shipping costs related to certain shipping services given that we started acting as principal as of November 2018 and ii) a 48.0% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 71.0%, a $5.0 million increase, during the same period, mainly driven by increases in the volume of off-platform payments transactions.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2019
Net revenues (**)	$ 473.8	n/a	n/a	n/a
Percent change from prior quarter	11%
2018
Net revenues (**)	$ 321.0	$ 335.4	$ 355.3	$ 428.0
Percent change from prior quarter	-10%	4%	6%	20%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

(**) The amount incurred in shipping subsidies, which are netted from revenues, when we act as an agent, was $74.0 million and $112.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

The following table sets forth the growth in net revenues in local currencies for the three-month period ended March 31, 2019 as compared to the same period in 2018:

(% of revenue growth in Local Currency) (*) (**)	Three-month period
Brazil	91.1%
Argentina	82.6%
Mexico	227.3%
Other Countries	43.9%
Total Consolidated	92.9%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2018 and applying them to the corresponding months in 2019, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

(**) The amount incurred in shipping subsidies, which are netted from revenues, when we act as an agent, was $74.0 million and $112.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

In Argentina, the increase in local currency growth is due to an increase in our Argentine transactions volume and our shipped items volume, increases in our Mercado Pago transactions and a high level of inflation.

In Mexico and Brazil, the increase in local currency growth is a consequence of an increase of our Marketplace transactions volumes and increases in our Mercado Pago transactions and shipped items volumes.

Cost of net revenues

	Three-month Periods Ended		Change from 2018
	March 31,		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$ 236.8	$ 158.2	$ 78.5	49.6%
As a percentage of net revenues (*)	50.0%	49.3%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2019 as compared to the same period of 2018, the increase of $78.5 million in cost of net revenues was primarily attributable to: i) a $31.7 million increase in shipping carrier and operating costs; ii) an increase in collection fees of $15.7 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of Mercado Pago in those countries and higher off-platform transactions; iii) an increase in sales taxes of

$10.2 million, mainly related to the growth of our Argentine and Brazilian operations; iv) an increase in cost of products sold of $4.8 million attributable to higher volumes of mobile point of sale devices sold in Brazil, Argentina and Mexico; v) a $4.7 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hirings and vi) an increase in hosting expenses of $3.7 million.

Product and technology development expenses

	Three-month Periods Ended		Change from 2018
	March 31,		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$ 52.4	$ 38.4	$ 14.0	36.4%
As a percentage of net revenues (*)	11.1%	12.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2019, the increase in product and technology development expenses as compared to the same period in 2018 amounted to $14.0 million. This increase was primarily attributable to: i) an increase in other product and technology development expenses of $7.0 million primarily related to certain taxes and withholdings; ii) a $3.9 million increase in salaries and wages; iii) a $1.4 million increase in maintenance expenses; and iv) a $1.1 million increase in depreciation and amortization.

We believe product development is one of our key competitive advantages and intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Three-month Periods Ended		Change from 2018
	March 31,		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$ 130.7	$ 110.7	$ 20.0	18.0%
As a percentage of net revenues (*)	27.6%	34.5%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2019, the $20.0 million increase in sales and marketing expenses as compared to the same period in 2018 was primarily attributable to: i) an increase of $8.0 million in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $3.9 million increase in our buyer protection program expenses, mainly in Brazil; iii) a $3.9 increase in chargebacks from credit cards due to the increase in our MercadoPago transactions volume and iv) a $2.5 million increase in salaries and wages.

General and administrative expenses

	Three-month Periods Ended		Change from 2018
	March 31,		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
General and administrative	$ 43.8	$ 43.1	$ 0.8	1.8%
As a percentage of net revenues (*)	9.2%	13.4%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2019, the $0.8 million increase in general and administrative expenses as compared to the same period in 2018 was primarily attributable to a $4.3 million increase other general and administrative expenses mainly related to certain taxes and withholdings. This increase was partially offset by a decrease of $3.6 million in salaries and wages, mainly related to devaluation of Argentine Peso and Brazilian Reais.

Other income (expense), net

	Three-month Periods Ended		Change from 2018
	March 31,		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Other income (expense), net	$ 5.2	$ 4.1	$ 1.2	28.4%
As a percentage of net revenues (*)	1.1%	1.3%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2019, the $1.2 million increase in other income (expense), net as compared to the same period in 2018 was primarily attributable to a $15.2 million increase in interest income from our financial investments as a result of a higher float in Argentina and Brazil and the proceeds of the 2028 Notes, which generated more invested volume and interest gain. This increase was partially offset by: i) a higher foreign exchange loss of $9.3 million and ii) an increase of $4.8 million in financial expenses, mainly attributable to financial interest related to the 2028 Notes.

Income tax

	Three-month Periods Ended		Change from 2018
	March		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Income tax (expense)/gain	$ (3.5)	$ 12.4	$ (15.9)	-128.1%
As a percentage of net revenues (*)	-0.7%	3.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the three-month period ended March 31, 2019 as compared to the same period in 2018, income tax expense increased by $15.9 million mainly as a consequence of pre-tax gains in Brazil (resulting primarily from lower free shipping subsidies) compared to the pre-tax losses recorded in Brazil during 2018 (as a result mainly of higher operating and shipping costs during 2018).

Our blended tax rate is defined as income tax (expense)/gain as a percentage of income/(loss) before income tax. Our effective income tax rate is defined as the provision for income taxes payable as a percentage of income/(loss) before income tax. The effective income tax rate excludes the effects of the deferred income tax, and complementary income tax.

The following table summarizes our blended and effective tax rates for the three-month periods ended March 31, 2019 and 2018:

	Three-month Periods Ended
	March 31,
	2019	2018
Blended tax rate	22.7%	49.1%
Effective tax rate	113.6%	-71.6%

Our blended tax rate for the three-month period ended March 31, 2019 decreased as compared to the same period in 2018 mainly due to the effect of the compensation during the first quarter of 2018 between pre-tax losses and gains which generated a reduction of our interim consolidated pre-tax result and a higher blended tax rate also due to the combination of different tax rates. This effect did not take place in 2019, where we had pre-tax gains at consolidated level that were taxable at lower tax rate, mainly due to the benefits of Argentine software development law.

Our effective tax rate for the three-month period ended March 31, 2019 increased as compared to the same period in 2018 mainly due to the combined effect of the increase in our pre-tax losses for Mexico at the segment level and the provision for income tax corresponding to certain subsidiaries with pre-tax gains. Additionally, during the first quarter of 2018, Brazil had pre-tax losses at the segment level but also provision for income tax corresponding to certain subsidiaries with pre-tax gains and during the first quarter of 2019, Brazil had pre-tax gains at the segment level, increasing its effective tax rate.

The following table sets forth our effective income tax rate on a segment basis for the three-month periods ended March 31, 2019 and 2018:

	Three-month Periods Ended
	March 31,
	2019	2018
Effective tax rate by country
Argentina	33.3%	30.5%
Brazil	32.9%	-19.0%
Mexico	-1.5%	-0.9%

The increase in the effective income tax rate in our Argentine subsidiaries during the three-month period ended March 31, 2019 as compared to the same period in 2018 was mainly related to lower pre-tax gains and higher non-deductible expenses, mainly associated to the functional currency change related to our Argentine operations in the first quarter of 2019.

For information regarding the benefits granted to the Company under the software development law, please see Note 2 to our interim unaudited condensed consolidated financial statements.

The increase in our Brazilian effective income tax rate, which was negative for the three-month period ended March 31, 2018 as compared to the same period in 2019, was mainly related to pre-tax gains during first quarter of 2019. During the first quarter of 2018, the effective tax rate in Brazil was lower and negative because of pre-tax losses (as a result of a decrease in net revenues because of the increase in our shipping subsidies described above) without any corresponding impact in our provision for income taxes.

The decrease in our Mexican negative effective income tax rate for the three-month period ended March 31, 2019 as compared to the same period in 2018 was mainly related to the combined effect of the increase in our pre-tax losses in Mexico at the segment level (as a result of an increase in our shipping subsidies described above) and the provision for income tax corresponding to certain subsidiaries with pre-tax gains.

Segment information

(In millions, except for percentages)	Three-month Period Ended March 31, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 302.4	$ 93.8	$ 54.6	$ 23.0	$ 473.8
Direct costs	$ (225.3)	$ (67.5)	$ (65.6)	$ (20.4)	$ (378.9)
Direct contribution	77.0	26.3	(11.0)	2.6	94.9
Margin	25.5%	28.0%	-20.2%	11.3%	20.0%

	Three-month Period Ended March 31, 2018 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 184.2	$ 101.9	$ 17.1	$ 17.8	$ 321.0
Direct costs	$ (177.0)	$ (57.3)	$ (26.3)	$ (17.3)	$ (277.9)
Direct contribution	7.2	44.6	(9.3)	0.5	43.1
Margin	3.9%	43.8%	-54.3%	3.1%	13.4%

	Change from the Three-month Period Ended March 31, 2018 to March 31, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$ 118.2	$ (8.2)	$ 37.5	$ 5.2	$ 152.8
in %	64.2%	-8.0%	219.7%	29.4%	47.6%
Direct costs
in Dollars	$ (48.4)	$ (10.2)	$ (39.3)	$ (3.2)	$ (101.0)
in %	27.3%	17.8%	149.2%	18.4%	36.3%
Direct contribution
in Dollars	$ 69.9	$ (18.4)	$ (1.8)	$ 2.1	$ 51.8
in %	973.8%	-41.1%	19.1%	376.8%	120.2%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the three-month period ended March 31, 2019 as compared to the same period in 2018 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs

Brazil

For the three-month period ended March 31, 2019 as compared to the same period in 2018, direct costs increased by 27.3%, mainly driven by: i) a 40.8% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher transactions volume of our Mercado Pago business, shipping operating costs, sales tax and salaries and wages related to customer service; ii) a 11.9% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, bad debt expenses, salaries and wages and chargebacks from credit cards due to the increase in our Mercado Pago transaction volume; iii) a 28.0% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and salaries and wages and; iv) a 6.3% increase in general and administrative expenses, mainly attributable to an increase in tax and other fees and other general and administrative expenses.

Argentina

For the three-month period ended March 31, 2019 as compared to the same period in 2018, direct costs increased by 17.8%, mainly driven by: i) a 20.3% increase in cost of net revenues, mainly attributable to an increase in cost of products sold as a consequence of higher volume of mobile point of sale devices, salaries and wages related to customer service and other payments costs and ii) a 9.3% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, chargebacks from credit cards and salaries and wages.

Mexico

For the three-month period ended March 31, 2019 as compared to the same period in 2018, direct costs increased by 149.2%, mainly driven by: i) a 316.3% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, collection fees due to higher Mercado Pago penetration, customer support costs and cost of products sold as a consequence of higher volume of mobile point of sale devices; ii) a 51.1% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our Mercado Pago volume and salaries and wages; iii) a 133.3% increase in general and administrative expenses mainly due to a increase in salaries and wages and other general and administrative expenses and iv) a 83.2% increase in product and technology development expenses, mainly attributable to depreciation and amortization and salaries and wages.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund Mercado Pago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to build out our logistics capacity and the interest payments on our issued convertible notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We issued the 2019 Notes and 2028 Notes for net proceeds of approximately $321.7 million and $864.6 million, respectively. We have funded Mercado Pago mainly by discounting credit card receivables and credit lines.

Additionally, we continue funding our MercadoCredito business through securitization of certain loan receivables through SPEs created in Brazil and Argentina, formed to securitize loan receivables provided by us to our users. We will be using this alternative funding as the MercadoCredito business requires financing to develop and improve its operations. Please refer to Note 11 of our unaudited interim condensed consolidated financial statements for further detail on securitization transactions.

Finally, we issued common and preferred stock in the securities offerings that closed on March 15, 2019 and March 29, 2019, respectively, for net aggregate proceeds of approximately $2,000 million, which are intended to be used to fund the growth of our payment initiatives, build out our logistics capacity, drive the adoption of these services and for general corporate purposes. Please see note 10 to our unaudited condensed consolidated financial statements for additional information regarding our equity offerings.

As of March 31, 2019, our main source of liquidity, amounting to $2,706.3 million of cash and cash equivalents and short-term investments which excludes a $238.0 million investment related to the Central Bank of Brazil Mandatory Guarantee, and $275.4 million of long-term investments, consists of cash generated from operations, proceeds from loans, from the issuance of the 2019 Notes and the 2028 Notes and proceeds from the issuance of common and preferred stock. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to Mercado Pago users, and short-term debt.

As of March 31, 2019, cash and investments of our non-U.S. subsidiaries amounted to $875.1 million, a 27.1% of our consolidated cash, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash and investments amounted to approximately 23.7% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil.

In the event we change the way we manage our business, our working capital needs could be funded, as in the past, through a combination of the sale of credit card coupons to financial institutions, cash advances from our business and securitization of financial assets through a special purpose vehicle, such as a trust.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2019 and 2018:

	Three-month Periods Ended
	March 31, (*)
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$ 138.4	$ (37.0)
Investing activities	(1,260.1)	(24.1)
Financing activities	1,974.7	24.0
Effect of exchange rates on cash and cash equivalents	(11.4)	(0.8)
Net increase/(decrease) in cash and cash equivalents	$ 841.6	$ (37.8)

  (*) The table above may not total due to rounding.

Net cash provided by/(used in) operating activities

Cash provided by/(used in) operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Periods Ended		Change from 2018
	March 31, (*)		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by/(used in):
Operating activities	$ 138.4	$ (37.0)	$ 175.4	473.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $175.4 million increase in net cash provided by operating activities during the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily driven by a $69.8 million increase caused by a reduction in credit card receivables, a $43.1 million increase in funds payable to customers, a $24.8 million increase in our net income, a $19.5 million increase caused by a reduction in prepaid expenses and a $9.7 million increase in other liabilities.

Net cash used in investing activities

	Three-month Periods Ended		Change from 2018
	March 31, (*)		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (1,260.1)	$ (24.1)	$ (1,236.0)	-5129.2%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the three-month period ended March 31, 2019 resulted mainly from purchases of investments of $1,624.2 million, which was partially offset by proceeds from the sale and maturity of investments of $439.7 million, as part of our financial strategy. We used $42.6 million in principal of loans receivable granted to merchants and consumers under our MercadoCredito solution; and $32.9 million in the purchase of property and equipment (mainly in information technology in Argentina, Brazil and the United States).

Net cash provided by financing activities

	Three-month Periods Ended		Change from 2018
	March 31, (*)		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$ 1,974.7	$ 24.0	$ 1,950.7	8119.0%

 (*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2019, the $1,950.7 million increase in net cash provided by financing activities was mainly derived from $1,866.5 million in proceeds from the issuance of Common Stock, $98.7 million in proceeds from issuance of Preferred Stock.

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

Please refer to note 9 to our unaudited interim condensed consolidated financial statements for additional information regarding the 2019 Notes, the 2028 Notes and the related capped call transactions.

Mercado Pago Funding

During 2019, we, through our subsidiaries, continued obtaining certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we started to securitize certain loan receivables through its Argentine and Brazilian SPEs, formed to securitize loan receivables provided by us to our users. Please refer to Note 11 to our interim unaudited condensed consolidated financial statements for additional detail.

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment (as fulfillment centers), intangible assets and acquired businesses) for the three-month periods ended March 31, 2019 and 2018 amounted to $33.0 million and $23.0 million, respectively.

During the three-month period ended March 31, 2019, we invested $12.2 million in information technology in Brazil, Argentina and Mexico, and $12.1 million in our Argentine, Brazilian and Mexican offices.

We are continually increasing our level of investment in hardware and software licenses necessary to improve and update our platform’s technology and computer software developed internally. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

As of March 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently issued accounting pronouncements

See Item 1 of Part I, “Unaudited Interim Condensed Consolidated Financial Statements-Note 2-Summary of significant accounting policies- Recently Adopted Accounting Standards and Recently issued accounting pronouncements not yet adopted.”

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2018 and applying them to the corresponding months in 2019, so as to calculate what our results would have been if exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, this measures does not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month periods ended March 31, 2019:

	Three-month Periods Ended March 31, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 473.8	$ 321.0	47.6%	$ 619.2	$ 321.0	92.9%
Cost of net revenues	(236.8)	(158.2)	49.6%	(317.1)	(158.2)	100.4%
Gross profit	237.0	162.8	45.6%	302.2	162.8	85.7%

Operating expenses	(226.9)	(192.2)	18.1%	(332.9)	(192.2)	73.3%
Income (Loss) from operations	10.1	(29.4)	-134.5%	(30.8)	(29.4)	4.6%

(*) The table above may not total due to rounding.

The table above shows a loss from operations on an FX neutral basis mainly as result of a 53.5% Argentine local currency devaluation as of March 31, 2019 compared to March 31, 2018, which has a strong impact if we estimate our Argentine operating expenses on an FX neutral basis.

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

As of March 31, 2019, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries whose functional currency is the U.S. dollar due to the inflationary environment. As of March 31, 2019, the total cash and cash equivalents denominated in foreign currencies totaled $306.2 million, short-term investments denominated in foreign currencies totaled $422.3 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $342.7 million. As of March 31, 2019, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of March 31, 2019, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $2,226.2 million and our U.S. dollar-denominated long-term investments totaled $275.4 million.

For the three-month period ended March 31, 2019, we had a consolidated loss on foreign currency of $3.7 million primarily as a result of a $3.5 million loss arising from the strengthening of the U.S. dollar over our Argentine Peso net asset position in Argentina.

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2019 and 2018:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*) (**)	2019	2018
Brazil	63.8%	57.4%
Argentina	19.8	31.8
Mexico	11.5	5.3
Other Countries	4.9	5.6

 (*) Percentages have been calculated using whole-dollar amounts.

(**)The amount incurred in shipping subsidies, which are netted from revenues, when we act as an agent, was $74.0 million and $112.5 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the three-month period ended March 31, 2019:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 526.4	$ 473.8	$ 430.7
Expenses	(515.2)	(463.6)	(421.4)
Income from operations	11.2	10.1	9.3

Other expenses and income tax related to P&L items	6.6	5.4	4.4

Foreign Currency impact related to the remeasurement of our Net Asset position	(4.1)	(3.7)	(3.3)
Net Income	13.7	11.9	10.4

Total Shareholders' Equity	$ 2,551.3	$ 2,214.1	$ 2,366.9

(1)	Appreciation of the subsidiaries’ local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*)  The table above may not total due to rounding.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the net negative impact of the re-measurement of our net asset position in U.S. dollars and the increase in our income from operations and other expenses, net and income tax lines related to the translation effect. Similarly, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because the re-measurement of our net asset position in U.S. dollars has a lesser impact than the decrease in our loss from operations and other expenses, net and income tax lines related to the translation effect.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

As of March 31, 2019, the Argentine Peso exchange rate against the U.S. dollar was 43.35.

Had a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar occurred on March 31, 2019, the reported net asset in our Argentine subsidiaries would have recorded a foreign exchange loss amounting to approximately $1.7 million in our Argentine subsidiaries.

Brazilian Segment

As of March 31, 2019, the Brazilian Reais exchange rate against the U.S. dollar was 3.90.

Had a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar occurred on March 31, 2019, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $30.9 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange gain amounting to approximately $2.4 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of March 31, 2019, Mercado Pago’s receivables totaled $308.5 million. Interest rate fluctuations could also impact interest earned through our MercadoCredito solution. As of March 31, 2019, loans granted under our MercadoCredito solution totaled $134.6 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2019, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.8%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of March 31, 2019 could decrease (increase) by approximately $10.0 million.

As of March 31, 2019, our short-term investments amounted to $1,648.5 million and our long-term investments amounted to $275.4 million. These investments, except for the $238.0 million investment related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

Our board of directors, upon the recommendation of the compensation committee, approved the 2013, 2014, 2015, 2016, 2017, and 2018 Long Term Retention Plan (the “2013, 2014, 2015, 2016, 2017 and 2018 LTRPs”), respectively.

In order to receive an award under the 2013, 2014, 2015, 2016, 2017 and/or 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2013, 2014, 2015, 2016, 2017, and/or 2018 LTRP award, payable as follows:

•

the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2013, 2014, 2015, 2016, 2017, and/or 2018 LTRP bonus once a year for a period of six years starting in March 2014, 2015, 2016, 2017, and/or 2018 respectively (the “2013, 2014, 2015, 2016, 2017, or 2018 Annual Fixed Payment”, respectively); and

•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2013, 2014, 2015, 2016, 2017, or 2018 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2013, 2014, 2015, 2016, 2017, and/or 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2012 (with respect to the 2013 LTRP), 2013 (with respect to the 2014 LTRP), 2014 (with respect to the 2015 LTRP), 2015 (with respect to the 2016 LTRP), 2016 (with respect to the 2017 LTRP) and 2017 (with respect to the 2018 LTRP) Stock Price, defined as $79.57, $118.48, $127.29, $111.02, $164.17, $270.84 and $322.91 for the 2013, 2014, 2015, 2016, 2017 and 2018 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2012, 2013, 2014, 2015, 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

Our board of directors, upon the recommendation of the compensation committee, approved the 2019 Long Term Retention Plan (the “2019 LTRP”). In order to receive the full target award under the 2019 LTRP, each eligible employee must remain employed as of each applicable payment date. The 2019 LTRP award is payable as follows:

•	the eligible employee will receive 8.333% of his or her 2019 LTRP bonus once a year for a period of six years starting in March 2020 (the “2019 Annual Fixed Payment”); and
•

on each date we pay the Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019 Variable Payment” equal to the product of (i) 8.333% of the 2019 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2019. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

At March 31, 2019, the total contractual obligation fair value of our 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019 LTRP Variable Payment obligation amounted to $106.0 million. As of March 31, 2019, the accrued liability related to the 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019 Variable Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $53.4 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019 LTRP Variable Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of March 31, 2019
		MercadoLibre, Inc	2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		560.52	148,353
30%		520.48	137,757
20%		480.44	127,160
10%		440.41	116,563
Static	(*)	400.37	105,967
-10%		360.33	95,370
-20%		320.30	84,773
-30%		280.26	74,177
-40%		240.22	63,580

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 7 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of March 31, 2019, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
3.3	Registrant’s Certificate of Designation of Series A Perpetual Preferred Stock. (2)
4.1	Form of Specimen Certificate for the Registrant’s Common Stock. (3)
4.2	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (4)
4.3	Indenture with respect to the Registrant’s 2.00% Convertible Senior Notes due 2028, dated as of August 24, 2018, between the Registrant and Wilmington Trust, National Association, as trustee. (5)
10.1	Amended 2018 Long-Term Retention Plan *
10.2	2019 Long-Term Retention Plan *
10.3	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and PayPal, Inc. (6)
10.4	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and Merlin DF Holdings, LP. (6)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 29, 2019.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2014.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 13, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 3, 2019.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer