Form 10-Q
period 2019-06-30
MERCADOLIBRE INC
filed 2019-08-08
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(+5411) 4640-8000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MELI	Nasdaq Global Select Market

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

49,709,956 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 6, 2019.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

(In thousands of U.S. dollars, except par value)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$ 1,118,662	$ 440,332
Restricted cash and cash equivalents	9,660	24,363
Short-term investments (339,299 and 284,317 held in guarantee)	1,789,354	461,541
Accounts receivable, net	40,175	35,153
Credit cards receivable, net	433,046	360,298
Loans receivable, net	192,881	95,778
Prepaid expenses	18,618	27,477
Inventory	5,950	4,612
Other assets	68,086	61,569
Total current assets	3,676,432	1,511,123
Non-current assets:
Long-term investments	207,047	276,136
Property and equipment, net	216,005	165,614
Operating lease right-of-use assets	157,843	—
Goodwill	90,375	88,883
Intangible assets, net	16,808	18,581
Deferred tax assets	184,926	141,438
Other assets	46,056	37,744
Total non-current assets	919,060	728,396
Total assets	$ 4,595,492	$ 2,239,519
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 314,703	$ 266,759
Funds payable to customers	778,128	640,954
Salaries and social security payable	78,007	60,406
Taxes payable	45,672	31,058
Loans payable and other financial liabilities	162,983	132,949
Operating lease liabilities	13,957	—
Other liabilities	56,059	34,098
Total current liabilities	1,449,509	1,166,224
Non-current liabilities:
Salaries and social security payable	23,648	23,161
Loans payable and other financial liabilities	619,670	602,228
Operating lease liabilities	147,555	—
Deferred tax liabilities	98,997	91,698
Other liabilities	11,501	19,508
Total non-current liabilities	901,371	736,595
Total liabilities	$ 2,350,880	$ 1,902,819

Commitments and Contingencies (Note 7)

Redeemable convertible preferred stock, $0.001 par value, 40,000,000 shares
authorized, 100,000 shares issued and outstanding at June 30, 2019 (Note 10)	$ 98,843	$ —

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,318,543 and 45,202,859 shares issued and outstanding at June 30,
2019 and December 31, 2018	$ 49	$ 45
Additional paid-in capital	2,009,497	224,800
Retained earnings	524,672	503,432
Accumulated other comprehensive loss	(388,449)	(391,577)
Total Equity	2,145,769	336,700
Total Liabilities, Redeemable convertible preferred stock and Equity	$ 4,595,492	$ 2,239,519

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three-month periods ended June 30, 2019 and 2018

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$ 1,019,012	$ 656,353	$ 545,242	$ 335,377
Cost of net revenues	(509,578)	(333,847)	(272,812)	(175,629)
Gross profit	509,434	322,506	272,430	159,748
Operating expenses:
Product and technology development	(106,292)	(71,833)	(53,923)	(33,437)
Sales and marketing	(311,368)	(231,939)	(180,692)	(121,216)
General and administrative	(94,123)	(76,395)	(50,303)	(33,337)
Total operating expenses	(511,783)	(380,167)	(284,918)	(187,990)
Loss from operations	(2,349)	(57,661)	(12,488)	(28,242)

Other income (expenses):
Interest income and other financial gains	58,128	19,110	33,684	9,915
Interest expense and other financial losses	(30,238)	(23,936)	(14,679)	(13,202)
Foreign currency (losses) gains	(2,886)	18,178	783	12,577
Net income (loss) before income tax gain	22,655	(44,309)	7,300	(18,952)

Income tax gain	5,426	20,138	8,917	7,700
Net income (loss)	$ 28,081	$ (24,171)	$ 16,217	$ (11,252)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Basic EPS
Basic net income (loss)
Available to shareholders per common share	$ 0.45	$ (0.55)	$ 0.31	$ (0.25)
Weighted average of outstanding common shares	47,658,610	44,157,364	49,318,522	44,157,364
Diluted EPS
Diluted net income (loss)
Available to shareholders per common share	$ 0.45	$ (0.55)	$ 0.31	$ (0.25)
Weighted average of outstanding common shares	47,658,610	44,157,364	49,318,522	44,157,364

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month, periods ended June 30, 2019 and 2018

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$ 28,081	$ (24,171)	$ 16,217	$ (11,252)
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	3,353	(102,530)	3,647	(86,956)
Unrealized gains on hedging activities	—	912	—	912
Unrealized net gains on available for sale investments	2,504	65	492	88
Less: Reclassification adjustment for gains from accumulated other comprehensive income	2,729	1,718	—	922
Net change in accumulated other comprehensive loss, net of income tax	3,128	(103,271)	4,139	(86,878)
Total Comprehensive income (loss)	$ 31,209	$ (127,442)	$ 20,356	$ (98,130)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the six and three-month periods ended June 30, 2019 and 2018

(In thousands of U.S. dollars)

(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2018	45,203	$45	$224,800	$503,432	$(391,577)	$336,700

Common Stock issued	4,116	4	1,866,496	—	—	1,866,500
Exercise of convertible notes	—	—	2	—	—	2
Unwind Capped Call	—	—	3	—	—	3
Net income	—	—	—	11,864	—	11,864
Amortization of Preferred Stock discount	—	—	5,841	(5,841)	—	—
Other comprehensive loss	—	—	—	—	(1,011)	(1,011)
Balance as of March 31, 2019	49,319	$49	$2,097,142	$509,455	$(392,588)	$2,214,058

Transaction Costs	—	—	715	—	—	715
Exercise of convertible notes	—	—	2	—	—	2
Capped Call	—	—	(88,362)	—	—	(88,362)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	(1,000)	—	(1,000)
Net income	—	—	—	16,217	—	16,217
Other comprehensive income	—	—	—	—	4,139	4,139
Balance as of June 30, 2019	49,319	$49	$2,009,497	$524,672	$(388,449)	$2,145,769

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2017	44,157	$44	$70,661	$537,925	$(282,851)	$325,779

Capped Call	—	—	(45,692)	—	—	(45,692)
Changes in accounting Standards	—	—	—	2,092	—	2,092
Net loss	—	—	—	(12,919)	—	(12,919)
Other comprehensive loss	—	—	—	—	(16,393)	(16,393)
Balance as of March 31, 2018	44,157	$44	$24,969	$527,098	$(299,244)	$252,867

Net loss	—	—	—	(11,252)	—	(11,252)
Other comprehensive loss	—	—	—	—	(86,878)	(86,878)
Balance as of June 30, 2018	44,157	$44	$24,969	$515,846	$(386,122)	$154,737

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the six-month periods ended June 30, 2019 and 2018

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operations:
Net income (loss)	$ 28,081	$ (24,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized devaluation loss, net	13,366	6,976
Depreciation and amortization	32,975	22,566
Accrued interest	(24,753)	(7,845)
Non cash interest and convertible notes amortization of debt discount and amortization of debt issuance costs	11,140	9,684
LTRP accrued compensation	32,208	16,792
Deferred income taxes	(34,743)	(54,818)
Changes in assets and liabilities:
Accounts receivable	(6,900)	(21,807)
Credit card receivables	(61,562)	97,097
Prepaid expenses	8,857	(10,143)
Inventory	(1,191)	(6,299)
Other assets	(12,651)	(24,441)
Payables and accrued expenses	41,798	42,771
Funds payable to customers	118,421	32,513
Other liabilities	3,587	20,213
Interest received from investments	17,292	8,066
Net cash provided by operating activities	165,925	107,154
Cash flows from investing activities:
Purchase of investments	(2,332,544)	(1,248,452)
Proceeds from sale and maturity of investments	1,086,461	1,390,713
Purchases of intangible assets	(34)	(242)
Advance for property and equipment	—	(4,426)
Changes in principal of loans receivable, net	(97,468)	(66,629)
Purchases of property and equipment	(71,361)	(42,092)
Net cash (used in) provided by investing activities	(1,414,946)	28,872
Cash flows from financing activities:
Purchase of convertible note capped call	(88,362)	(45,692)
Proceeds from loans payable and other financial liabilities	95,603	146,666
Payments on loans payable and other financing liabilities	(55,236)	(14,893)
Payment of finance lease obligations	(889)	—
Dividends paid	—	(6,624)
Dividends paid of preferred stock	(844)	—
Proceeds from issuance of convertible redeemable preferred stock, net	98,688	—
Proceeds from issuance of common stock, net	1,867,215	—
Net cash provided by financing activities	1,916,175	79,457
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(3,527)	(79,732)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	663,627	135,751
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 464,695	$ 388,260
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 1,128,322	$ 524,011

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

Through Mercado Pago, the Company’s FinTech solution, MercadoLibre enables individuals and businesses to send and receive online payments; through Mercado Envios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through our advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their product and services on the web; through Mercado Shops, MercadoLibre allows users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model; through Mercado Credito, MercadoLibre extends loans to certain merchants and consumers; and through Mercado Fondo, MercadoLibre allows users to invest funds deposited in their Mercado Pago accounts. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of June 30, 2019, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay. In addition, the Company operates a real estate classified platform that covers some areas of State of Florida, in the United States of America.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $321,409 thousands and $270,073 thousands as of June 30, 2019 and December 31, 2018, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2019 and December 31, 2018. These financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the six and three-month periods ended June 30, 2019 and 2018 and statement of cash flows for the six-month periods ended June 30, 2019 and 2018. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2018. During the six-month period ended June 30, 2019, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASC 842 and the investments fair value option as of January 1, 2019. See Note 2 to these interim condensed consolidated financial statements for more details.

Cash and cash equivalents

Cash, cash equivalents and restricted cash and cash equivalents of $1,128,322 thousands and $464,695 thousands as reported in the consolidated statements of cash flow as of June 30, 2019 and December 31, 2018, respectively, is the sum of $1,118,662 thousands and $9,660 thousands as of June 30, 2019 and the sum of $440,332 thousands and $24,363 thousands as of December 31, 2018 shown in lines Cash and cash equivalents and Restricted cash and cash equivalents of the consolidated balance sheet.

Revenue recognition

Revenue recognition criteria for the services mentioned above are described in note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. The allowance for doubtful accounts, loans receivable and chargebacks is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts, loans receivable and chargebacks was $33,439 thousands and $23,411 thousands as of June 30, 2019 and December 31, 2018, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2018 and 2017 was $5,918 thousands and $6,116 thousands, respectively, of which $4,193 thousands and $5,395 thousands were recognized as revenue during the six-month periods ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, total deferred revenue was $5,930 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

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

Derivative Financial Instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases (firm commitments). These transactions (mainly currency forward contracts on firm commitments) are classified as fair value hedge.

The Company also hedges its economic exposure to foreign currency risk related to foreign currency denominated monetary assets and liabilities with foreign derivative currency contracts. The gains and losses on the foreign exchange derivative contracts economically offset gains and losses on certain foreign currency denominated monetary assets and liabilities.

All outstanding derivatives are recognized in the Company’s consolidated balance sheet at fair value. Changes in the fair value of derivatives that are designated and qualify as fair value hedges are recorded in consolidated statement of income, together with any changes in the fair value of the firm commitment that are attributable to the hedged risk. Changes in the fair value of derivative instruments not designated as a hedge are recognized in earnings.

In addition, the Company used derivative instruments to reduce the volatility of earnings and cash flows, which were classified as cash flow hedge as of June 30, 2018. The effective portion of a designated derivative’s gain or loss was initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into the financial statement line item in which the variability of the hedged item was recorded in the period the hedging transaction affects earnings.

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

On August 17, 2011, the Argentine government issued a software development law and on September 9, 2013, the Argentine government issued a regulatory decree establishing the requirements to become a beneficiary of the software development law, including a requirement to comply with annual incremental ratios related to exports of services and research and development. The law will expire on December 31, 2019.

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

As a result of the Company’s eligibility under the law, it recorded an income tax benefit of $4,093 thousands and $774 thousands during the six and three-month periods ended June 30, 2019, respectively. The aggregate per share benefit of the Argentine tax holiday amounted to $0.09 and $0.02 for the six and three-month periods ended June 30, 2019, respectively. Furthermore, the Company recorded a labor cost benefit of $4,637 thousands and $2,241 thousands during the six and three-month periods ended June 30, 2019, respectively. Additionally, $611 thousands and $211 thousands were accrued to pay software development law audit fees during the six and three-month periods ended June 30, 2019, respectively. As a result of the Company’s eligibility under the law, it recorded an income tax benefit of $10,562 thousands and $3,263 thousands during the six and three-month periods ended June 30, 2018, respectively. The aggregate per share benefit of the Argentine tax holiday amounted to $0.24 and $0.07 for the six and three-month periods ended June 30, 2018, respectively. Furthermore, the Company recorded a labor cost benefit of $3,735 thousands and $1,719 thousands during the six and three-month periods ended June 30, 2018, respectively. Additionally, $1,001 thousands and $349 thousands were accrued to pay software development law audit fees during the six and three-month periods ended June 30, 2018, respectively.

On June 10, 2019, the Argentine government enacted Law No. 27,506, which established a regime that provides certain benefits, including tax benefits, for companies that derive at least 70% of their revenues from certain specified activities. The promotional regime will be effective from January 1, 2020 to December 31, 2029. Eligible companies are entitled to i) a 15% reduction in the corporate income tax rate, ii) a freeze on the taxpayer’s overall federal tax burden, iii) a reduced contribution requirement for employer social security contributions, and iv) a tax credit in the amount of 1.6 times the amount payable as social security contributions. The tax credit may be used to offset federal taxes, such as value-added tax and income tax.

The Company is currently assessing whether it will be eligible to benefit from the new law and related tax benefits, such eligibility remaining subject to Argentine government approval. Further regulations related to Law No. 27,506 are expected to be released.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $3,722 thousands as of June 30, 2019.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (390,953)	$ (394,306)
Unrealized gains on investments	3,157	3,345
Estimated tax loss on unrealized gains on investments	(653)	(616)
	$ (388,449)	$ (391,577)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the six-months ended June 30, 2019:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2018	$ 3,345	$ (394,306)	$ (616)	$ (391,577)
Other comprehensive income (loss) before reclassifications	3,157	3,353	(653)	5,857
Amount of loss (gain) reclassified from accumulated other comprehensive loss	(3,345)	—	616	(2,729)
Net current period other comprehensive income (loss)	(188)	3,353	(37)	3,128
Ending balance	$ 3,157	$ (390,953)	$ (653)	$ (388,449)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 3,345	Interest income and other financial gains
Estimated tax gain on unrealized losses on investments	(616)	Income tax loss
Total reclassifications for the period	$ 2,729	Total, net of income taxes

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowances for doubtful accounts and chargeback provisions, allowance for loans receivables, recoverability of goodwill, intangible assets with indefinite useful lives and tax loss carryforwards, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, fair value of derivative instruments, recognition of income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.

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

The guidance permits the use of a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Alternatively, the guidance permits a “Comparatives Under 840 Option” that changes the date of initial application to the beginning of the period of adoption. The Company elected the Comparatives Under 840 Option in which it must apply ASC 840 to all comparative periods, including disclosures, and there were no effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. In addition, the Company elected certain practical expedients and accounting policies including the lessee practical expedient to not separate lease components. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet.

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

The denominator for diluted net income (loss) per share for the six and three-month periods ended June 30, 2019 and 2018 does not include any effect from the 2019 Notes Capped Call Transactions (as defined in Note 9) or the 2028 Notes Capped Call Transactions (as defined in Note 9) because it would be antidilutive. In the event of conversion of any or all of the 2019 Notes or the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 9) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 9 to these interim condensed consolidated financial statements and Note 17 of the financial statements as of December 31, 2018 on Form 10-K for more details. For the six and three-month periods ended June 30, 2019, the effects of the conversion of the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net income (loss) per share of common stock is as follows for the six and three-month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,				Three Months Ended June 30,
	2019		2018		2019		2018
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share	$ 0.45	$ 0.45	$ (0.55)	$ (0.55)	$ 0.31	$ 0.31	$ (0.25)	$ (0.25)

Numerator:
Net income (loss)	$ 28,081	$ 28,081	$ (24,171)	$ (24,171)	$ 16,217	$ 16,217	$ (11,252)	$ (11,252)
Amortization of redeemable convertible preferred stock	(5,841)	(5,841)	—	—	—	—	—	—
Dividends on preferred stock	(1,000)	(1,000)	—	—	(1,000)	(1,000)	—	—
Net income (loss) corresponding to common stock	$ 21,240	$ 21,240	$ (24,171)	$ (24,171)	$ 15,217	$ 15,217	$ (11,252)	$ (11,252)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	47,658,610	—	44,157,364	—	49,318,522	—	44,157,364	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	47,658,610	—	44,157,364	—	49,318,522	—	44,157,364

4. Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Goodwill	$ 90,375	$ 88,883
Intangible assets with indefinite lives
- Trademarks	8,763	8,584
Amortizable intangible assets
- Licenses and others	5,415	5,406
- Non-compete agreement	2,803	3,028
- Customer list	14,915	14,897
- Trademarks	4,680	4,565
Total intangible assets	$ 36,576	$ 36,480
Accumulated amortization	(19,768)	(17,899)
Total intangible assets, net	$ 16,808	$ 18,581

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2019 and the year ended December 31, 2018 are as follows:

	Period Ended June 30, 2019
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883
Purchase price allocations adjustments	—	45	—	—	—	—	45
Effect of exchange rates changes	287	—	738	370	44	8	1,447
Balance, end of the period	$ 30,356	$ 6,991	$ 32,078	$ 16,384	$ 3,383	$ 1,183	$ 90,375

	Year Ended December 31, 2018
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ 3,632	$ 1,193	$ 92,279
- Business acquisitions	3,110	3,175	543	61	80	53	7,022
- Effect of exchange rates changes	(5,533)	(1,990)	401	(2,852)	(373)	(71)	(10,418)
Balance, end of the year	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $919 thousands and $1,656 thousands for the three-month periods ended June 30, 2019 and 2018, respectively, while aggregate amortization expense for intangible assets for the six-month periods ended June 30, 2019 and 2018 amounted to $2,149 thousands and $3,328 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of June 30, 2019:

For year ended 12/31/2019	$ 2,069
For year ended 12/31/2020	2,396
For year ended 12/31/2021	1,819
For year ended 12/31/2022	1,072
Thereafter	689
$ 8,045

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended June 30, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 340,858	$ 113,913	$ 64,383	$ 26,088	$ 545,242
Direct costs	(275,917)	(83,909)	(85,216)	(24,441)	(469,483)
Direct contribution	64,941	30,004	(20,833)	1,647	75,759

Operating expenses and indirect costs of net revenues					(88,247)
Loss from operations					(12,488)

Other income (expenses):
Interest income and other financial gains					33,684
Interest expense and other financial losses					(14,679)
Foreign currency gains					783
Net income before income tax gain					$ 7,300

	Three Months Ended June 30, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 195,839	$ 100,110	$ 17,540	$ 21,888	$ 335,377
Direct costs	(176,987)	(68,051)	(39,534)	(21,088)	(305,660)
Direct contribution	18,852	32,059	(21,994)	800	29,717

Operating expenses and indirect costs of net revenues					(57,959)
Loss from operations					(28,242)

Other income (expenses):
Interest income and other financial gains					9,915
Interest expense and other financial losses					(13,202)
Foreign currency gains					12,577
Net loss before income tax gain					$ (18,952)

	Six Months Ended June 30, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 643,242	$ 207,689	$ 118,944	$ 49,137	$ 1,019,012
Direct costs	(501,260)	(151,401)	(150,801)	(44,888)	(848,350)
Direct contribution	141,982	56,288	(31,857)	4,249	170,662

Operating expenses and indirect costs of net revenues					(173,011)
Loss from operations					(2,349)

Other income (expenses):
Interest income and other financial gains					58,128
Interest expense and other financial losses					(30,238)
Foreign currency losses					(2,886)
Net income before income tax gain					$ 22,655

	Six Months Ended June 30, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 379,994	$ 202,049	$ 34,605	$ 39,705	$ 656,353
Direct costs	(353,967)	(125,346)	(65,857)	(38,361)	(583,531)
Direct contribution	26,027	76,703	(31,252)	1,344	72,822

Operating expenses and indirect costs of net revenues					(130,483)
Loss from operations					(57,661)

Other income (expenses):
Interest income and other financial gains					19,110
Interest expense and other financial losses					(23,936)
Foreign currency gains					18,178
Net loss before income tax gain					$ (44,309)

The following table summarizes the allocation of property and equipment, net based on geography:

	June 30,	December 31,
	2019	2018
	(In thousands)
US property and equipment, net	$ 1,758	$ 2,959
Other countries
Argentina	90,560	58,358
Brazil	92,143	78,227
Mexico	22,503	16,497
Other countries	9,041	9,573
	$ 214,247	$ 162,655
Total property and equipment, net	$ 216,005	$ 165,614

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2019	2018
	(In thousands)
US intangible assets	$ 21	$ 46
Other countries goodwill and intangible assets
Argentina	8,417	9,050
Brazil	32,147	32,955
Mexico	36,222	35,993
Chile	25,371	24,638
Other countries	5,005	4,782
	$ 107,162	$ 107,418
Total goodwill and intangible assets	$ 107,183	$ 107,464

Consolidated net revenues by similar products and services for the six and three-month periods ended June 30, 2019 and 2018 were as follows:

	Six months Ended June 30,		Three months Ended June 30,

Consolidated Net Revenues	2019	2018	2019	2018
	(In thousands)		(In thousands)
Enhanced Marketplace (*)	$ 541,333	$ 296,897	$ 288,298	$ 156,202
Non-marketplace (**) (***)	477,679	359,456	256,944	179,175
Total	$ 1,019,012	$ 656,353	$ 545,242	$ 335,377

(*) Includes Final Value Fees and Shipping fees.

(**) Includes, among other things, Ad Sales, Classified Fees, Payment Fees and other ancillary services.

(***) Includes $408,191 thousands and $288,678 thousands of Payment Fees for the six-month periods ended June 30, 2019 and 2018, respectively. Includes an amount of $221,226 thousands and $143,915 thousands of Payment Fees for the three-month periods ended June 30, 2019 and 2018, respectively.

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	June 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)	2018	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 168,741	$ 168,741	$ —	$ —	$ 179,252	$ 179,252	$ —	$ —
Restricted Cash and cash equivalents:
Money Market Funds	9,591	9,591	—		24,363	24,363	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	339,299	339,299	—	—	284,317	284,317	—	—
Sovereign Debt Securities	1,238,880	1,238,880	—	—	429,602	429,602	—	—
Corporate Debt Securities	255	250	5	—	262	237	25	—
Other Assets:
Firm commitments	1,030	—	—	1,030	—	—	—	—
Derivative Instruments	69	—	—	69	—	—	—	—
Total Financial Assets	$ 1,757,865	$ 1,756,761	$ 5	$ 1,099	$ 917,796	$ 917,771	$ 25	$ —
Liabilities:
Contingent considerations	$ 2,135	$ —	$ —	$ 2,135	$ 2,097	$ —	$ —	$ 2,097
Long-term retention plan	49,207	—	49,207	—	42,625	—	42,625	—
Derivative Instruments	1,030	—	—	1,030	—	—	—	—
Total Financial Liabilities	$ 52,372	$ —	$ 49,207	$ 3,165	$ 44,722	$ —	$ 42,625	$ 2,097

As of June 30, 2019 and December 31, 2018, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of firm commitments and derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of June 30, 2019 and December 31, 2018, the Company’s liabilities were valued at fair value using Level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

The unrealized net gains or losses on short-term and long-term investments for which the Company has not elected the fair value option are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of June 30, 2019 and December 31, 2018, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets (excluding firm commitments and derivative instruments), accounts payable, 2019 Notes (liability component), salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations and derivative instruments). The estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $627,654 thousands and was determined based on market interest rates. The rest of the loans payable and other financial liabilities and operating lease liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2019 and December 31, 2018:

	Balances as of	Significant other	Balances as of	Significant other
	June 30,	observable inputs	December 31,	observable inputs
	2019	(Level 2)	2018	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 414,777	$ 414,777	$ 20,056	$ 20,056
Accounts receivable	40,175	40,175	35,153	35,153
Credit Cards receivable	433,046	433,046	360,298	360,298
Loans receivable, net	192,881	192,881	95,778	95,778
Other assets	116,233	116,233	102,753	102,753
Total Assets	$ 1,197,112	$ 1,197,112	$ 614,038	$ 614,038
Liabilities
Accounts payable and accrued expenses	$ 314,703	$ 314,703	$ 266,759	$ 266,759
Funds payable to customers	778,128	778,128	640,954	640,954
Salaries and social security payable	52,448	52,448	40,942	40,942
Taxes payable	45,672	45,672	31,058	31,058
Operating lease liabilities	161,512	161,512	—	—
Loans payable and other financial liabilities (*)	782,653	846,875	735,177	735,177
Other liabilities	64,395	64,395	51,509	51,509
Total Liabilities	$ 2,199,511	$ 2,263,733	$ 1,766,399	$ 1,766,399

(*) The fair value of the 2019 Notes and the 2028 Notes (including the equity component) are disclosed in Note 9.

As of June 30, 2019 and December 31, 2018, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of June 30, 2019 and December 31, 2018, the fair value of money market funds, short and long-term investments classified as available for sale securities are as follows:

June 30, 2019
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Financial Gains	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 168,741	$ —	$ —	$ —	$ 168,741
Total Cash and cash equivalents	$ 168,741	$ —	$ —	$ —	$ 168,741

Restricted cash and cash equivalents
Money Market Funds	$ 9,591	$ —	$ —	$ —	$ 9,591
Total Restricted cash and cash equivalents	$ 9,591	$ —	$ —	$ —	$ 9,591

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (*)	$ 337,301	$ —	$ —	$ 1,998	$ 339,299
Sovereign Debt Securities (**)	1,032,882	599	—	1,723	1,035,204
Corporate Debt Securities	74	—	—	—	74
Total Short-term investments	$ 1,370,257	$ 599	$ —	$ 3,721	$ 1,374,577

Long-term investments
Sovereign Debt Securities	$ 201,250	$ 2,425	$ —	$ 1	$ 203,676
Corporate Debt Securities	179	2	—	—	181
Total Long-term investments	$ 201,429	$ 2,427	$ —	$ 1	$ 203,857

Total	$ 1,750,018	$ 3,026	$ —	$ 3,722	$ 1,756,766

(1) Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of June 30, 2019.

(*) Brazilian government bonds measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments)

(**) Includes $809,380 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments)

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

(1)Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2018.

The material portion of the Sovereign Debt Securities consists of U.S. Treasury Notes, which carry no significant risk.

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained the approval from the Central Bank of Brazil to operate as an authorized payment institution. With the authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all the obligations established in the current regulation. Among other obligations, the regulation requires authorized payment institutions to hold the balance available in the payment institution account in either in a specific account of Central Bank of Brazil that does not pay interest or in Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia”. The percentage of the electronic currency that must be deposited was 100% and 80% as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018 and in accordance with the regulation, the Company held $339,299 thousands and $284,317 thousands deposited in Brazilian federal government bonds, respectively, as mandatory guarantee.

As of June 30, 2019, the estimated fair values (in thousands of U.S. dollars) of money market funds and short-term and long-term investments classified by their effective maturities are as follows:

One year or less	1,552,909
One year to two years	203,672
Two years to three years	52
Three years to four years	54
Four years to five years	79
Total	$ 1,756,766

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of June 30, 2019, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $5,320 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of June 30, 2019 the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $11,249 thousands. No loss amounts have been accrued for such reasonably possible legal actions.

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

As of June 30, 2019 and December 31, 2018, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $1,051,292 thousands and $988,664 thousands, respectively, for which the Company recorded an allowance of $4,313 thousands and $4,146 thousands, respectively.

Loans payable and other financial liabilities

During the last quarter of 2018, the Company, through its Chilean subsidiary, obtained two lines of credit from Scotiabank Chile denominated in Chilean Pesos, to be applied to working capital needs. As of June 30, 2019, the amount outstanding under these lines of credit is $4,428 thousands and $2,952 thousands matured in July 2019 (and were renewed upon maturity) and both bear interest at a fixed rate of 3.66%. During the second quarter of 2019, the Company obtained two additional lines of credit from Scotiabank Chile denominated in Chilean Pesos, to be applied to working capital needs. As of June 30, 2019, the amount outstanding under these lines of credit is $14,745 thousands and $7,366 thousands matured in July 2019 (and were renewed upon maturity) and bear interest at a fixed rate of 3.20% and 3.24%, respectively. In addition, the Chilean subsidiary, obtained two lines of credit from Banco de Chile denominated in Chilean pesos, to be applied to working capital needs. As of June 30, 2019, the amount outstanding under these lines of credit is $8,858 thousands and $7,365 thousands matured in July 2019 (and were renewed upon maturity) and bear interest at a fixed rate of 3.60% and 3.24% per annum, respectively.

During the second quarter of 2019, the Company, through its Argentine subsidiary, maintained finance lease contracts denominated in local currency. The outstanding amount is $3,455 thousands which bears interest at a weighted average rate of 68.5% per annum and will mature within the next 4 years. In addition, the Argentine subsidiary obtained an unsecured line of credit denominated in local currency for an amount of $11,987 thousands, which bears fixed interest at a weighted average rate of 60.7% per annum and will mature within the next three months. Lastly, the Argentine subsidiary obtained an unsecured line of credit from Citibank N.A. denominated in local currency for an amount of $6,583 thousands, which bears interest at a fixed rate of 85.00% per annum and was fully paid off in July 2019.

As of June 30, 2019 the Company, through its Mexican subsidiary, had three finance leases contracts related to facilities for its fulfillment center. The outstanding amounts are $5,469 thousands, which bears interest at a fixed rate of 6.17% per annum and will mature within the next 5 years, $1,022 thousands which bears interest at a fixed rate of 9.00% per annum and will mature within the next 3.75 years and $134 thousands which bears interest at a fixed rate of 10.78% per annum and will mature within the next 9 months.

During the second quarter of 2019, the Company, through its Uruguayan subsidiary obtained two lines of credit from Citibank, N.A, denominated in local currency, to be applied to working capital needs. As of June 30, 2019, the amount outstanding under these lines of credit is $859 thousands and $2,282 thousands. These lines of credit mature in July 2019 and bear interest at a fixed rate of 11.39% per annum. The first line of credit was fully paid off in July 2019 and the second line of credit was renewed upon maturity. In addition, the Uruguayan subsidiary obtained an unsecured line of credit denominated in local currency for an amount of $11,222 thousands, which bears interest at a fixed rate of 9.11% per annum.

See Notes 9 and 11 to these interim condensed consolidated financial statements for details regarding the Company’s 2019 Notes and 2028 Notes and collateralized debt securitization transactions, respectively.

Commitments

As of June 30, 2019, the Company entered into a purchase commitment with a Brazilian supplier in relation to the purchase of mobile point of sale devices. This agreement refers to the acquisition of 1,290,000 units for a total amount of $54,720 thousands with partial deliveries between May and October 2019.

8. Long term retention plan (“LTRP”)

The following table summarizes the 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019 long term retention plan accrued compensation expense for the six and three-month periods ended June 30, 2019 and 2018, which are payable in cash according to the decisions made by the Board of Directors:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
LTRP 2010	—	24	—	(29)
LTRP 2011	26	487	(29)	(175)
LTRP 2012	1,416	799	857	(326)
LTRP 2013	97	1,422	(96)	(327)
LTRP 2014	2,823	1,712	1,603	(372)
LTRP 2015	4,862	2,317	2,880	(499)
LTRP 2016	7,607	3,416	4,569	(492)
LTRP 2017	6,976	3,513	4,163	173
LTRP 2018	3,323	3,102	1,868	3,102
LTRP 2019	5,078	—	2,952	—
Total LTRP	$32,208	$16,792	$18,767	$1,055

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

In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands, $11,472 thousands and $88,362 thousands (including transaction expenses) in August 2018, November 2018 and June 2019, respectively, to enter capped call transactions with respect to shares of the common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. Therefore, as a result of executing the 2028 Notes Capped Call Transactions, the Company will reduce its exposure to potential dilution once the market price of its common shares exceeds the strike price of $443.41, $633.87 and $703.64 with a cap price of approximately $656.90, $666.72, $846.86 per common share for the capped calls entered into in August 2018, November 2018 and June 2019, respectively. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

The total estimated fair value of the 2028 Notes was $1,387,267 thousands and $787,266 thousands as of June 30, 2019 and December 31, 2018, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of June 30, 2019 and December 31, 2018 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $611.77 closing price of the Company’s common stock on June 30, 2019, the if-converted value of the 2028 Notes exceeded their principal amount by $334,158 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Amount of the equity component (1)	$327,305	$327,305

2.00% Convertible Senior Notes due 2028	$880,000	$880,000
Unamortized debt discount (2)	(313,498)	(325,783)
Unamortized transaction costs related to the debt component	(9,719)	(9,958)
Contractual coupon interest accrual	15,009	5,867
Contractual coupon interest payment	(8,360)	—
Net carrying amount	$563,432	$550,126

(1)Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of June 30, 2019, the remaining period over which the unamortized debt discount will be amortized is 9.2 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Six month periods ended June 30,	Three month periods ended June 30,
	2019	2019
	(In thousands)
Contractual coupon interest expense	$9,142	$4,400
Amortization of debt discount	12,285	5,968
Amortization of debt issuance costs	239	117
Total interest expense related to the 2028 Notes	$21,666	$10,485

2.25% Convertible Senior Notes Due 2019

On June 30, 2014, the Company issued $330,000 thousands of 2.25% Convertible Senior Notes due 2019 (the “2019 Notes”). The 2019 Notes were unsecured, unsubordinated obligations of the Company, which paid interest in cash semi-annually, on January 1 and July 1, at a rate of 2.25% per annum.

The 2019 Notes were convertible, under specific conditions, based on an initial conversion rate of 7.9353 shares of common stock per $1,000 principal amount of the 2019 Notes (equivalent to an initial conversion price of $126.02 per share of common stock), subject to adjustment as described in the indenture governing the 2019 Notes. For additional information regarding the 2019 Notes please refer to Note 2 and Note 17 to the audited consolidated financial statements for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC.

In connection with the issuance of the 2019 Notes, the Company paid $19,668 thousands, $67,308 thousands and $45,692 thousands (including transaction expenses) in June 2014, September 2017 and March 2018, respectively, to enter into capped call transactions with respect to shares of the common stock (the “2019 Notes Capped Call Transactions” and together with the 2028 Notes Capped Call Transactions, the “Capped Call Transactions”), with certain financial institutions. The 2019 Notes Capped Call Transactions were expected generally to reduce the potential dilution upon conversion of the 2019 Notes in the event that the market price of the common stock is greater than the strike price of the 2019 Notes Capped Call Transactions. The cost of the 2019 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

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

The total estimated fair value of the 2019 Notes was $324,905 thousands and $150,572 thousands as of June 30, 2019 and December 31, 2018, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2019 Notes as of the last day of trading for the period. The Company considered the fair value of the 2019 Notes as of June 30, 2019 and December 31, 2018 to be a Level 2 measurement. The fair value of the 2019 Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the $611.77 closing price of the Company’s common stock on June 30, 2019, the if-converted value of the 2019 Notes exceeded their principal amount by $254,317 thousands.

The 2019 Notes matured on July 1, 2019. Holders of $65,961 thousands principal amount of the 2019 Notes elected to convert their 2019 Notes at maturity, and the Company issued 523,407 shares of common stock in settlement of such conversions. $17 thousands of the principal amount of the 2019 Notes was not converted, and was repaid by the Company in cash at maturity. Also on July 1, 2019, the Company received and retired 131,994 shares of common stock in settlement of capped call agreements that the Company had previously entered into in relation to the 2019 Notes.

The following table presents the carrying amounts of the liability and equity components related to the 2019 Notes as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Amount of the equity component (1)	$9,196	$9,196

2.25% Convertible Senior Notes due 2019	$65,978	$65,987
Unamortized debt discount	—	(1,063)
Unamortized transaction costs related to the debt component	—	(176)
Contractual coupon interest accrual	745	5,447
Contractual coupon interest payment	(745)	(5,447)
Net carrying amount	$65,978	$64,748

(1)Net of $236 thousands of transaction costs related to the equity component of the 2019 Notes.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Six month periods ended June 30,		Three month periods ended June 30,
	2019	2018	2019	2018

	(In thousands)		(In thousands)
Contractual coupon interest expense	$745	$3,713	$372	$1,857
Amortization of debt discount	1,063	5,016	532	2,508
Amortization of debt issuance costs	176	798	88	399
Total interest expense related to the 2019 Notes	$1,984	$9,527	$992	$4,764

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

In the aggregate, the Company raised funds in the amount of $1,965,903 thousands net of issuance costs paid in the amount of $34,097 thousands.

11. Securitization Transactions

The process of securitization consists of the issuance of securities collateralized by a pool of assets through a special purpose entity, often under a VIE.

The Company securitizes financial assets associated with its loans receivable portfolio. The Company’s securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote special purpose entities (“SPEs”) or the acquisition of loans receivable portfolios through SPEs. The Company generally retains economic interests in the collateralized securitization transactions, which are retained in the form of subordinated interests. For accounting purposes, the Company is precluded from recording the transfers of assets in securitization transactions as sales or is required to consolidate the SPE.

The Company securitizes certain loans receivable through Brazilian and Argentine SPEs, formed to securitize loans receivable provided by the Company to its users or purchased from financial institutions that grant loans to the Company’s users through Mercado Pago. According to the SPE contracts, the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant because it retains the equity certificates of participation, and would therefore also be consolidated. When the Company controls the vehicle, it accounts the securitization transactions as if they were secured financing and therefore the assets, liabilities, and related results are consolidated in its financial statements.

As of June 30, 2019, the carrying value of the Brazilian collateralized debt was $55,395 thousands, composed of: 1) $15,855 thousands, which bears interest at a rate of Brazilian DI plus 3.5% per annum for a term of 36 months, due in June 2021 and 2) $39,540 thousands, which bears interest at a rate of Brazilian DI plus 3.25% per annum for a term of 30 months, due in May 2021. The carrying value of the Argentine collateralized debt was $9,266 thousands, composed of: 1) $3,123 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 33% and a maximum 48% nominal rate per annum for a term of 8 months, due in October 2019, 2) $397 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 30% and a maximum 45% nominal rate per annum for a term of 12 months, due in July 2019 and 3) $5,746 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 37% and a maximum 52% nominal rate per annum for a term of 8 months due in January 2020. This secured debt is issued by the SPEs and includes collateralized securities used to fund Mercado Credito business. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have recourse to the Company. Additionally, the cash flows generated by the SPEs are restricted to the payment of amounts due to third-party investors, but the Company retains the right to residual cash flows.

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 as follows:

	June 30,	December 31,
	2019	2018
Assets	(in thousands)	(in thousands)
Current assets:
Restricted cash and cash equivalents	$9,660	$24,363
Loans receivable, net	87,263	51,471
Total current assets	96,923	75,834
Total assets	$96,923	$75,834
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$115	$113
Loans payable and other financial liabilities	9,875	7,539
Total current liabilities	9,990	7,652
Non-current liabilities:
Loans payable and other financial liabilities	54,786	46,441
Total non-current liabilities	54,786	46,441
Total liabilities	$64,776	$54,093

12. Leases

The Company leases certain fulfillment centers and office space in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30,
2019
Operating Leases
Operating lease right-of-use assets	$157,843

Operating lease liabilities	$161,512

Finance Leases
Property and equipment, at cost	12,377
Accumulated depreciation	(638)
Property and equipment, net	$11,739

Loans payable and other financial liabilities	$10,080

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating and finance leases at June 30, 2019:

Weighted average remaining lease term
Operating leases	9	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	10.6%
Finance leases	27.5%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows (in thousands):

June 30,
2019

Operating lease cost	$13,874

Finance lease cost:
Depreciation of property and equipment	584
Interest on lease liabilities	489
Total finance lease cost	$1,073

Supplemental cash flow information related to leases was as follows (in thousands):

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,219
Financing cash flows from finance leases	889

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$43,018
Finance leases	3,355

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases (in thousands):

Period Ending June 30, 2019	Operating Leases	Finance Leases
One year or less	$29,836	$4,716
One year to two years	28,994	4,266
Two years to three years	28,369	4,266
Three years to four years	26,600	4,021
Four years to five years	24,932	1,417
Thereafter	114,372	—
Total lease payments	$253,103	$18,686
Less imputed interest	(91,591)	(8,606)
Total	$161,512	$10,080

13. Derivative instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases (firm commitments). These transactions, mainly currency forward contracts on firm commitments, are classified as fair value hedges.

As of June 30, 2019 the Company used foreign currency exchange contracts to hedge the fair value of certain firm commitments entered into with certain suppliers denominated in U.S. dollars and owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $14,130 thousands in July 2019, $8,595 thousands in August 2019, $7,695 thousands in September 2019 and $7,948 thousands in October 2019, respectively, at fixed currency rates.

As of June 30, 2019 the Company entered into a foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to this contract, the Company will buy a notional amount of $3,234 thousands in July 2019, $653 thousands in

August 2019, $1,251 thousands in September 2019, $2,988 thousands in November 2019, $2,042 thousands in December 2019 and $10,000 thousands in June 2020, at fixed currency rates.

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of June 30, 2019 were as follows:

		June 30,
	Balance sheet location	2019
		(In thousands)
Derivatives
Foreign exchange contracts designated as fair value hedges	Other current liabilities	$1,030
Foreign exchange contracts not designated as hedging instruments	Other current assets	$69

Effect of Derivative Contracts and firm commitments on Condensed Consolidated Statement of Income as of June 30, 2019 were as follows:

June 30,
2019
(In thousands)
Loss from foreign exchange contracts designated as fair value hedges	$(1,030)
Gain from hedged items attributable to hedged risk	1,030
Foreign exchange contracts not designated as hedging instruments	69
$69

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27 A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate and their possible impact on our business, and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•our expectations regarding the continued growth of online commerce and Internet usage in Latin America;

•our ability to expand our operations and adapt to rapidly changing technologies;

•our ability to attract new customers, retain existing customers and increase revenues;

•the impact of government and central bank regulations on our business;

•litigation and legal liability;

•systems interruptions or failures;

•our ability to attract and retain qualified personnel;

•consumer trends;

•security breaches and illegal uses of our services;

•competition;

•reliance on third-party service providers;

•enforcement of intellectual property rights;

•seasonal fluctuations; and

•political, social and economic conditions in Latin America.

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

The discussion and analysis of our financial condition and results of operations has been organized to present the following:

•a brief overview of our company;

•a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2019 and 2018;

•a review of our financial presentation and accounting policies, including our critical accounting policies;

•a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•a discussion of our liquidity and capital resources and a discussion of our capital expenditures;

•a description of our non-GAAP financial measures; and

•a discussion of the market risks that we face.

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

Mercado Pago is our financial technology (FinTech) solution, designed to facilitate transactions both on and off our marketplaces by providing a mechanism that allows our users to securely, easily and promptly send and receive payments online. Outside of our marketplaces, Mercado Pago allows merchants to process transactions via their websites and mobile apps, as well as in their brick-and-mortar stores through QR codes and mobile points of sale (“MPOS”) devices. It also enables users to easily transfer money to each other. Through Mercado Fondo, our asset management product, our users are able to invest the outstanding balance on their Mercado Pago account at competitive rates and in a simple way. Mercado Credito, our lending solution, allows us to finance merchants’ working capital needs and consumers’ purchases.

To further enhance our suite of e-commerce services, we launched the Mercado Envios shipping program in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through Mercado Envios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers that opt into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of June 30, 2019, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

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

Additionally, through Mercado Shops, our online store solution, users can set-up, manage and promote their own online store. These stores are hosted by MercadoLibre and offer integration with the marketplace, and payment and advertising services we offer. Users can pay monthly subscriptions for enhanced functionality and value added services on their store.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the six and three-month periods ended June 30, 2019 and 2018:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*) (**)	2019	2018	2019	2018
Brazil	63.1%	57.9%	62.5%	58.4%
Argentina	20.4	30.8	20.9	29.8
Mexico	11.7	5.3	11.8	5.2
Other Countries	4.8	6.0	4.8	6.5

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $134.5 million and $209.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $60.5 million and $96.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2019 and 2018:

	Six-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	June 30,		to 2019 (*) (**)		June 30,		to 2019 (*) (**)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 643.2	$ 380.0	$ 263.2	69.3%	$ 340.9	$ 195.8	$ 145.0	74.0%
Argentina	207.7	202.0	5.6	2.8	113.9	100.1	13.8	13.8
Mexico	118.9	34.6	84.3	243.7	64.4	17.5	46.8	267.1
Other Countries	49.1	39.7	9.4	23.8	26.1	21.9	4.2	19.2
Total Net Revenues	$ 1,019.0	$ 656.4	$ 362.7	55.3%	$ 545.2	$ 335.4	$ 209.9	62.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $134.5 million and $209.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $60.5 million and $96.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

Recent Developments

Capped call transactions related to the 2.00% Convertible Senior Notes Due 2028

In connection with the issuance of the 2028 Notes, we paid $88.4 million (including transaction expenses) in June 2019, to enter into the 2028 Notes Capped Call Transactions with certain financial institutions. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of our common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. Please see note 9 to our unaudited condensed consolidated financial statements for further detail on Capped Call transactions.

2.25% Convertible Senior Notes Due 2019

On July 1, 2019, our remaining outstanding 2.25% Convertible Senior Notes due 2019 matured. The holders of $66.0 million principal amount of the 2019 Notes elected to convert their 2019 Notes at maturity, and we issued 523,407 shares of our common stock in settlement of such conversions; $17 thousands of the principal amount of the 2019 Notes was not converted and was repaid by us in cash at maturity.

Also on July 1, 2019, we received and retired 131,994 shares of our Common Stock in settlement of capped call agreements that we had previously entered into in relation to the 2019 Notes.

Description of Line Items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams: “Enhanced Marketplace” and “Non-Marketplace”.

The following table summarizes our consolidated net revenues by revenue stream for the six and three-month periods ended June 30, 2019 and 2018:

	Six-month Periods Ended		Three-month Periods Ended
	June 30, (*)		June 30, (*)
Consolidated net revenues by revenue stream	2019	2018	2019	2018
	(in millions)		(in millions)
Enhanced Marketplace (**)	$541.3	$296.9	$288.3	$156.2
Non-Marketplace (***) (****)	477.7	359.5	256.9	179.2
Total	$1,019.0	$656.4	$545.2	$335.4

(*) The table above may not total due to rounding.

(**) Includes final value fees and shipping fees. The amount incurred in shipping subsidies netted from revenues when we act as an agent, was $134.5 million and $209.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $60.5 million and $96.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

(***) Includes, among other things, ad sales, classified fees, payment fees and other ancillary services.

(****) Includes $408.2 million and $288.7 million of Payment Fees for the six-month periods ended June 30, 2019 and 2018, respectively. Includes $221.2 million and $143.9 million of Payment Fees for the three-month periods ended June 30, 2019 and 2018, respectively.

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

Revenues for Non-Marketplace services are generated from:

•payments fees;

•classifieds fees;

•ad sales up-front fees; and

•fees from other ancillary businesses.

Non-Marketplace revenues also come from our Mercado Pago FinTech solution, where we generate payment fees attributable to:

•commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off Marketplace-platform transactions;

•commissions from additional fees we charge when a buyer elects to pay in installments through our Mercado Pago platform, for transactions that occur either on or off our Marketplace platform;

•commissions from additional fees we charge when our sellers elect to withdraw cash;

•interest, cash advances and fees from merchant and consumer credits granted under our Mercado Credito solution; and

•revenues from the sale of mobile points of sale products.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six-month periods ended June 30, 2019 and 2018, no single customer accounted for more than 5.0% of our net revenues.

Our MercadoLibre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela (deconsolidated as of December 1, 2017), Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and Mercado Pago is available in 7 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Uruguay). Additionally, Mercado Envios is available in 6 countries (Argentina, Brazil, Mexico, Colombia, Chile and Uruguay). The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency was the U.S. dollar due to Argentina’s status as highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below and Note 2 to our unaudited interim condensed consolidated financial statements for highly inflationary economy details. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.5% of net revenues for the six-month period ended  June 30, 2019, as compared to 10.2% for the same period in 2018. For the three-month period ended June 30, 2019, these taxes represented 8.4% of net revenues, as compared to the 11.0% for the same period in 2018.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our interim condensed consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our interim condensed consolidated financial statements.

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

Results of operations for the six and three-month periods ended June 30, 2019 compared to the six and three-month periods ended June 30, 2018

The selected financial data for the six and three-month periods ended June 30, 2019 and 2018 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or for any other period.

Statement of income data

	Six-month Periods Ended June 30,		Three-months Periods Ended June 30,
(In millions)	2019 (*)	2018 (*)	2019 (*)	2018 (*)
	(Unaudited)		(Unaudited)
Net revenues (**)	$1,019.0	$656.4	$545.2	$335.4
Cost of net revenues	(509.6)	(333.8)	(272.8)	(175.6)
Gross profit	509.4	322.5	272.4	159.7

Operating expenses:
Product and technology development	(106.3)	(71.8)	(53.9)	(33.4)
Sales and marketing	(311.4)	(231.9)	(180.7)	(121.2)
General and administrative	(94.1)	(76.4)	(50.3)	(33.3)
Total operating expenses	(511.8)	(380.2)	(284.9)	(188.0)
Loss from operations	(2.3)	(57.7)	(12.5)	(28.2)

Other income (expenses):
Interest income and other financial gains	58.1	19.1	33.7	9.9
Interest expense and other financial losses	(30.2)	(23.9)	(14.7)	(13.2)
Foreign currency (loss)/gain	(2.9)	18.2	0.8	12.6
Net income/(loss) before income tax gain	22.7	(44.3)	7.3	(19.0)

Income tax gain	5.4	20.1	8.9	7.7
Net income/(loss)	$28.1	$(24.2)	$16.2	$(11.3)

(*) The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies netted from revenues when we act as an agent, was $134.5 million and $209.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $60.5 million and $96.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from both our Enhanced Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 55.3% in the six-month period ended June 30, 2019 as compared to the same period in 2018. Our net revenues grew as a result of increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 66%, 22% and 46%, respectively, and a 41.3% increase in our total payment volume in the six-month period ended June 30, 2019 as compared to the same period in 2018. Additionally, our growth in net revenues was boosted by the decrease in our shipping subsidies netted from net revenues when we act as an agent, from $209.2 million to $134.5 million in the six-month period ended June 30, 2018 as compared to the same period in 2019 and by the effect of the flat fee we charge in Brazil, Argentina and Chile for transactions below a certain merchandise value. Finally, our growth in net revenues was partially offset by an average devaluation of the Argentine Peso of approximately 48.0% as of June 30, 2019 as compared to June 30, 2018.

Our net revenues grew 62.6% in the three-month period ended June 30, 2019, as compared to the same period in 2018. Our net revenues grew as a result of increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 63%, 27% and 45% respectively, and a 47.2% increase in our total payment volume in the three-month period ended June 30, 2019 as compared to the same period in 2018. Additionally, our growth in net revenues was boosted by the decrease in our shipping subsidies, which are netted from net revenues when we act as an agent, from $96.7 million to $60.5 million in the three-month period ended June 30, 2018 as compared to the same period in 2019, and by the effect of the flat fee for transactions below a certain merchandise value in Brazil, Argentina and Chile. Finally, our growth in net revenues was partially offset by an average devaluation of the Argentina Peso of approximately 46.5% as of June 30, 2019 as compared to June 30, 2018.

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

Gross profit margins

Our gross profit margins were 50.0% and 49.1% for the six-month periods ended June 30, 2019 and 2018, respectively. For the three-month periods ended June 30, 2019 and 2018, our gross profit margins were 50.0% and 47.6%, respectively. The increase in our gross profit margins resulted primarily from increases in our net revenues from the enhanced marketplace attributable to:

a)A decrease of $74.6 million, or 35.7%, in shipping subsidies that are netted from revenues, during the six-month period ended June 30, 2019 as compared to the same period in 2018. For the three-month period ended June 30, 2019, shipping subsidies that are netted from revenues, decreased $36.2 million, or 37.4%, as compared to the same period in 2018; and

b)An increase of $76.2 million and $40.5 million for the six and three-month periods ended June 30, 2019, respectively, as compared to the same periods in 2018, mainly related to the flat fee we charge in Brazil for transactions below a certain merchandise value.

This increase was partially offset by an increase in cost of net revenues of 52.6% and 55.3% for the six and three-month periods ended June 30, 2019, respectively, mainly related to shipping operating and carrier costs.

In the future, gross profit margins could decline if we offer new shipping subsidies or our shipping service grows faster than our marketplace sales.

Operating loss margins

For the six-month period ended June 30, 2019, as compared to the same period in 2018, our operating loss margin decreased from a negative margin of 8.8% to a negative margin of 0.2%. For the three-month period ended June 30, 2019, as compared to the same period in 2018, our operating loss margin decreased from a negative margin of 8.4% to a negative margin of 2.3%.These decreases were primarily a consequence of the increase in net revenues explained above and a decrease in sales and marketing expenses, calculated as a percentage of net revenues.

As we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture long-term business opportunities, we may experience decreases in our operating margins.

Other Data

	Six-month Periods Ended June 30,		Three-month Periods Ended June 30,
(in millions)	2019	2018	2019	2018

Number of confirmed registered users at end of period (1)	292.5	234.9	292.5	234.9
Number of confirmed new registered users during period (2)	24.7	23.0	12.4	11.8
Gross merchandise volume (3)	$6,485.5	$6,276.6	$3,397.7	$3,135.4
Number of successful items sold (4)	171.4	165.6	88.7	85.4
Number of successful items shipped (5)	132.6	105.3	70.2	52.8
Total payment volume (6)	$12,156.5	$8,601.4	$6,517.4	$4,426.1
Total volume of payments on marketplace (7)	$6,016.1	$5,603.8	$3,120.0	$2,794.3
Total payment transactions (8)	325.6	159.8	181.6	85.5
Unique buyers (9)	28.6	25.0	20.4	16.9
Unique sellers (10)	6.9	6.8	4.3	4.2
Capital expenditures	$71.4	$46.8	$38.4	$23.7
Depreciation and amortization	$33.0	$22.6	$17.3	$11.5

(1)Measure of the cumulative number of users who have registered on the MercadoLibre Marketplace and confirmed their registration, excluding Classifieds users.

(2)Measure of the number of new users who have registered on the MercadoLibre Marketplace and confirmed their registration, excluding Classifieds users.

(3)Measure of the total U.S. dollar sum of all transactions completed through the MercadoLibre Marketplace, excluding Classifieds transactions.

(4)Measure of the number of items that were sold/purchased through the MercadoLibre Marketplace, excluding Classifieds items.

(5)Measure of the number of items that were shipped through our shipping service.

(6)Measure of the total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions.

(7)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(8)Measure of the number of all transactions paid for using Mercado Pago.

(9)New or existing users with at least one purchase made in the period, including Classifieds users.

(10)New or existing users with at least one new listing in the period, including Classifieds users.

Net revenues

	Six-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	June 30,		to 2019 (*)		June 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues (**)	$ 1,019.0	$ 656.4	$ 362.7	55.3%	$ 545.2	$ 335.4	$ 209.9	62.6%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies netted from revenues when we act as an agent, was $134.5 million and $209.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues when we act as an agent, was $60.5 million and $96.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

Our net revenues grew 55.3% in the six-month period ended June 30, 2019 as compared to the same period in 2018. The increase in net revenues was primarily attributable to increases in the enhanced marketplace net revenues of 82.3% related to an increase in local currency gross merchandise volume in Argentina, Brazil and Mexico of 66%, 22% and 46%, respectively. Our net revenues grew 62.6% in the three-month period ended June 30, 2019 as compared to the same period in 2018, mainly as a result of increases in the enhanced marketplace net revenues of 84.6% related to an increase in local currency gross merchandise volume in Argentina, Brazil and Mexico of 63%, 27% and 45%, respectively

In addition, the increase in net revenues was attributable to:

a)a decrease of $74.6 million, or 35.7%, in shipping subsidies that are netted from revenues, during the six-month period ended June 30, 2019 as compared to the same period in 2018. For the three-month period ended June 30, 2019, shipping subsidies that are netted from revenues decreased $36.2 million, or 37.4%, as compared to the same period in 2018; and

b)an increase of $76.2 million and $40.5 million for the six and three-month periods ended June 30, 2019, respectively, as compared to the same periods in 2018, mainly related to the flat fee we charge in Brazil for transactions below a certain merchandise value.

Our non-marketplace revenues increased 32.9%, from $359.5 million for the six-month period ended June 30, 2018 to $477.7 million for the six-month period ended June 30, 2019. Our non-marketplace revenues increased 43.4%, from $179.2 million for the three-month period ended June 30, 2018 to $256.9 million for the three-month period ended June 30, 2019. These increases are mainly generated by a 41.3% and 47.2% increase in our total payment volume, mainly associated to off-platform transactions for the six and three-month periods ended June 30, 2019 as compared to the same periods in 2018.

The increase in our net revenues was partially offset by the devaluation of the Argentine Peso as described above.

	Six-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	June 30,		to 2019 (***)		June 30,		to 2019 (***)
Consolidated Net Revenues by revenue stream	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Enhanced Marketplace	$ 333.0	$ 155.4	$ 177.6	114.3%	$ 175.2	$ 83.9	$ 91.3	108.8%
Non-Marketplace	310.3	224.6	85.7	38.1%	165.6	111.9	53.7	48.0%
	643.2	380.0	263.2	69.3%	340.9	195.8	145.0	74.0%
Argentina
Enhanced Marketplace	$ 94.0	$ 105.3	$ (11.2)	-10.7%	$ 52.0	$ 53.2	$ (1.2)	-2.2%
Non-Marketplace	113.7	96.8	16.9	17.4%	61.9	46.9	15.0	31.9%
	207.7	202.0	5.6	2.8%	113.9	100.1	13.8	13.8%
Mexico
Enhanced Marketplace	$ 91.9	$ 19.5	$ 72.4	370.8%	$ 49.3	$ 9.5	$ 39.9	420.1%
Non-Marketplace	27.1	15.1	12.0	79.4%	15.0	8.1	7.0	86.8%
	118.9	34.6	84.3	243.7%	64.4	17.5	46.8	267.1%
Other countries
Enhanced Marketplace	$ 22.5	$ 16.7	$ 5.7	34.2%	$ 11.7	$ 9.6	$ 2.1	22.1%
Non-Marketplace	26.7	23.0	3.7	16.1%	14.4	12.3	2.1	16.9%
	49.1	39.7	9.4	23.8%	26.1	21.9	4.2	19.2%
Consolidated
Enhanced Marketplace (*)	541.3	296.9	244.4	82.3%	288.3	156.2	132.1	84.6%
Non-Marketplace (**)	477.7	359.5	118.2	32.9%	256.9	179.2	77.8	43.4%
Total	$ 1,019.0	$ 656.4	$ 362.7	55.3%	$ 545.2	$ 335.4	$ 209.9	62.6%

(*) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $134.5 million and $209.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $60.5 million and $96.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

(**) Includes, among other things, payment fees, ad sales, classified fees and other ancillary services.

(***) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Enhanced Marketplace revenues in Brazil increased 114.3% in the six-month period ended June 30, 2019 as compared to the same period in 2018. This increase was primarily a consequence of i) a 22% increase in local currency gross merchandise volume; ii) an increase of $74.1 million as a result of the implementation of a flat fee for transactions below a certain merchandise value; and iii) a $66.3 million decrease in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent. Non-Marketplace revenues grew by 38.1%, a $85.7 million increase, during the six-month period ended June 30, 2019 as compared to the same period in 2018, mainly driven by a 136% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem).

Enhanced Marketplace revenues in Brazil increased 108.8% in the three-month period ended June 30, 2019 as compared to the same period in 2018. This increase was primarily a consequence of i) a 27% increase in local currency gross merchandise volume; ii) a $38.3 million increase as a result of the implementation of a flat fee for transactions below a certain merchandise value; and iii) a $30.4 million decrease in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent. Non-Marketplace revenues grew by 48.0%, a $53.7 million increase, during the three-month period ended June 30, 2019 as compared to the same period in 2018, mainly driven by a 130% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem).

Argentina

Enhanced Marketplace revenues in Argentina decreased 10.7% in the six-month period ended June 30, 2019 as compared to the same period in 2018. The decrease was primarily a consequence of i) a 48.0% approximately average devaluation of the local currency and ii) an increase of $7.0 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent. This decrease was partially offset by a 66% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 17.4%, a $16.9 million increase, during the six-month period ended June 30, 2019 as compared to the same period in 2018, mainly driven by a 98% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), partially offset by the aforementioned devaluation of the local currency.

Enhanced Marketplace revenues in Argentina decreased 2.2% in the three-month period ended June 30, 2019 as compared to the same period in 2018. The decrease was primarily a consequence of i) a 46.5% approximately devaluation of the local currency and ii) an increase of $1.9 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent. This decrease was partially offset by a 63% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 31.9%, a $15.0 million increase, during the three-month period ended June 30, 2019 as compared to the same period in 2018, mainly driven by a 111% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), partially offset by the aforementioned devaluation of the local currency.

Mexico

Enhanced Marketplace revenues in Mexico increased 370.8% in the six-month period ended June 30, 2019, as compared to the same period in 2018, mainly due to i) the lower impact on revenues of shipping costs related to certain shipping services when we started acting as principal as of November 2018 and ii) a 46% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 79.4%, a $12.0 million increase, during the six-month period ended June 30, 2019 as compared to the same period in 2018, mainly driven by increases in the volume of off-platform payments transactions.

Enhanced Marketplace revenues in Mexico increased 420.1% in the three-month period ended June 30, 2019, as compared to the same period in 2018, mainly due to i) the lower impact on revenues of shipping costs related to certain shipping services when we started acting as principal as of November 2018 and ii) a 45% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 86.8%, a $7.0 million increase, during the three-month period ended June 30, 2019 as compared to the same period in 2018, mainly driven by increases in the volume of off-platform payments transactions.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2019
Net revenues (**)	$ 473.8	$545.2	n/a	n/a
Percent change from prior quarter	11%	15%
2018
Net revenues (**)	$ 321.0	$ 335.4	$ 355.3	$ 428.0
Percent change from prior quarter	-10%	4%	6%	20%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

(**) The amount incurred in shipping subsidies netted from revenues when we act as an agent, was $134.5 million and $209.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues when we act as an agent, was $60.5 million and $96.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

The following table sets forth the growth in net revenues in local currencies, on an FX neutral basis, for the six and three-month period ended June 30, 2019 as compared to the same period in 2018:

	Changes from 2018 to 2019 (*)
(% of revenue growth in Local Currency) (**)	Six-month period	Three-month period
Brazil	90.0%	89.1%
Argentina	99.9%	114.9%
Mexico	244.5%	260.6%
Other Countries	38.3%	33.8%
Total Consolidated	97.6%	102.1%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2018 and applying them to the corresponding months in 2019, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

(**) The amount incurred in shipping subsidies netted from revenues when we act as an agent, was $134.5 million and $209.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues when we act as an agent, was $60.5 million and $96.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

In Argentina, the increase in local currency growth is due to an increase in our Argentine transactions volume, our shipped items volume, increases in our Mercado Pago transactions and a high level of inflation.

In Mexico and Brazil, the increase in local currency growth is a consequence of an increase of our Marketplace transactions volumes, increases in our Mercado Pago transactions and shipped items volumes.

Cost of net revenues

	Six-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	June 30,		to 2019 (*)		June 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 509.6	$ 333.8	$ 175.7	52.6%	$ 272.8	$ 175.6	$ 97.2	55.3%
As a percentage of net revenues (*)	50.0%	50.9%			50.0%	52.4%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2019 as compared to the same period of 2018, the increase of $175.7 million in cost of net revenues was primarily attributable to: i) a $70.5 million increase in shipping carrier and operating costs; ii) an increase in collection fees of $39.3 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) an increase in sales taxes of $19.3 million, mainly related to the growth of our Argentine and Brazilian operations; iv) an increase in cost of products sold of $16.5 million attributable to increased sales of our mobile point of sale devices in Brazil, Argentina and Mexico; v) a $15.3 million increase in finance costs mainly related to funding our Mercado Pago business; and vi) a $9.6 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hires.

For the three-month period ended June 30, 2019 as compared to the same period of 2018, the increase of $97.2 million in cost of net revenues was primarily attributable to: i) a $38.8 million increase in shipping carrier and operating costs; ii) an increase in collection fees of $23.6 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) an increase in cost of products sold of $11.8 million attributable to increased sales of our mobile point of sale devices in Brazil, Argentina and Mexico; iv) an increase in sales taxes of $9.0 million, mainly related to the growth of our Argentine and Brazilian operations; v) a $8.1 million increase in finance costs mainly related to funding our Mercado Pago business; and vi) a $4.9 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hires.

Product and technology development expenses

	Six-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	June 30,		to 2019 (*)		June 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 106.3	$ 71.8	$ 34.5	48.0%	$ 53.9	$ 33.4	$ 20.5	61.3%
As a percentage of net revenues (*)	10.4%	10.9%			9.9%	10.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2019, the increase in product and technology development expenses as compared to the same period in 2018 amounted to $34.5 million. This increase was primarily attributable to: i) a $13.6 million increase in other product and technology development expenses primarily related to certain taxes and withholdings; ii) a $13.4 million increase in salaries and wages; and iii) a $4.6 million increase in maintenance expenses.

For the three-month period ended June 30, 2019, the increase in product and technology development expenses as compared to the same period in 2018 amounted to $20.5 million. This increase was primarily attributable to: i) a $9.4 million increase in salaries and wages ii) a $6.6 million increase in other product and technology development expenses primarily related to certain taxes and withholdings; and iii) a $3.2 million increase in maintenance expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Six-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	June 30,		to 2019 (*)		June 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 311.4	$ 231.9	$ 79.4	34.2%	$ 180.7	$ 121.2	$ 59.5	49.1%
As a percentage of net revenues (*)	30.6%	35.3%			33.1%	36.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2019, the $79.4 million increase in sales and marketing expenses as compared to the same period in 2018 was primarily attributable to: i) an increase of $33.1 million in online and offline marketing expenses, mainly in Brazil, Mexico and Argentina; ii) a $14.8 million increase in our buyer protection program expenses, mainly in Brazil and Mexico; iii) a $12.7 million increase in chargebacks from credit cards due to the increase in our Mercado Pago transactions volume; iv) a $8.7 million increase in salaries and wages; and v) a $3.8 million increase in bad debt expenses.

For the three-month period ended June 30, 2019, the $59.5 million increase in sales and marketing expenses as compared to the same period in 2018 was primarily attributable to: i) an increase of $25.1 million in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $10.9 million increase in our buyer protection program expenses, mainly in Brazil and Mexico; iii) a $8.7 million increase in chargebacks from credit cards due to the increase in our Mercado Pago transactions volume; iv) a $6.2 million increase in salaries and wages; and v) a $4.5 million increase in bad debt expenses.

General and administrative expenses

	Six-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	June 30,		to 2019 (*)		June 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 94.1	$ 76.4	$ 17.7	23.2%	$ 50.3	$ 33.3	$ 17.0	50.9%
As a percentage of net revenues (*)	9.2%	11.6%			9.2%	9.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2019, the $17.7 million increase in general and administrative expenses as compared to the same period in 2018 was primarily attributable to i) a $10.1 million increase in salaries and wages and ii) a $6.4 million increase in other general and administrative expenses, mainly related to certain taxes and withholdings.

For the three-month period ended June 30, 2019, the $17.0 million increase in general and administrative expenses as compared to the same period in 2018 was primarily attributable to i) a $13.8 million increase in salaries and wages and ii) a $2.1 million increase in other general and administrative expenses, mainly related to certain taxes and withholdings.

Other income (expense), net

	Six-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	June 30,		to 2019 (*)		June 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$ 25.0	$ 13.4	$ 11.7	87.3%	$ 19.8	$ 9.3	$ 10.5	113.0%
As a percentage of net revenues (*)	2.5%	2.0%			3.6%	2.8%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2019, the $11.7 million increase in other income (expense), net as compared to the same period in 2018 was primarily attributable to a $39.0 million increase in interest income from our financial investments as a result of the proceeds of the 2028 Notes and equity offering during 2019, which generated more invested volume and interest gain, higher float in Brazil and higher interest rates in Argentina. This increase was partially offset by: i) a higher foreign exchange loss of $21.1 million and ii) an increase of $6.3 million in financial expenses, mainly attributable to interest expense related to 2028 Notes.

For the three-month period ended June 30, 2019, the $10.5 million increase in other income (expense), net as compared to the same period in 2018 was primarily attributable to a $23.8 million increase in interest income from our financial investments as a result of the proceeds of the 2028 Notes and equity offering during 2019, which generated more invested volume and interest gain, higher float in Brazil and higher interest rates in Argentina. This increase was partially offset by: i) a lower foreign exchange gain of $11.8 million and ii) an increase of $1.5 million in financial expenses, mainly attributable to interest expense related to 2028 Notes.

Income tax

	Six-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	June 30,		to 2019 (*)		June, 30		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax gain	$ 5.4	$ 20.1	$ (14.7)	-73.1%	$ 8.9	$ 7.7	$ 1.2	15.8%
As a percentage of net revenues (*)	0.5%	3.1%			1.6%	2.3%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the six-month period ended June 30, 2019 as compared to the same period in 2018, income tax gain decreased by $14.7 million, mainly as a result of pre-tax gains in Brazil compared to the pre-tax losses recorded in Brazil during 2018.

During the three-month period ended June 30, 2019 as compared to the same period in 2018, income tax gain increased by $1.2 million mainly as a consequence of higher tax deductible expenses on our Argentine business related to tax inflation adjustments on certain assets, in accordance with Argentine income tax law, that reduced our income tax expense. This increase was partially offset by higher income tax expense related to pre-tax gains in Brazil during the second quarter of 2019.

Our effective tax rate is defined as income tax gain as a percentage of income/(loss) before income tax.

The following table summarizes our effective tax rates for the six and three-month periods ended June 30, 2019 and 2018:

	Six-month Periods Ended		Three-month Periods Ended
	June 30, (*)		June 30, (*)
	2019	2018	2019	2018
Effective tax rate	-23.9%	45.4%	-122.1%	40.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Our effective tax rate for the six and three-month period ended June 30, 2019 decreased to a negative effective tax rate as compared to the same period in 2018, largely as a result of pre-tax losses (mainly from Mexican segment) with a high effective tax rate being greater than pre-tax gains from segments with a lower effective tax rate which generated an interim consolidated pre-tax gain and income tax gain; this effect did not take place in 2018.

The following table summarizes our effective tax rates for the six and three-month periods ended June 30, 2019 and 2018:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2019	2018	2019	2018
Effective tax rate by country
Argentina	7.4%	19.5%	0.5%	19.8%
Brazil	27.2%	38.6%	21.3%	40.0%
Mexico	33.2%	28.3%	32.5%	26.8%

The decrease in the effective income tax rate in our Argentine subsidiaries during the six and three-month period ended June 30, 2019 as compared to the same periods in 2018 was mainly a consequence of higher tax deductible expenses on our Argentine business related to tax inflation adjustments on certain assets, in accordance with Argentine income tax law.

For information regarding the benefits granted to the Company under the software development law, please see Note 2 to our interim unaudited condensed consolidated financial statements.

The decrease in our Brazilian effective income tax rate for the six and three-month period ended June 30, 2019 as compared to the same period in 2018, was mainly related to higher non-taxable pre-tax gains.

The increase in our Mexican effective income tax rate for the six and three-month period ended June 30, 2019 as compared to the same period in 2018 was mainly related to higher income tax gain as a consequence of tax inflation adjustments, related to loss carryforward, in accordance with Mexican income tax law.

Segment information

(In millions, except for percentages)	Six-month Period Ended June 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 643.2	$ 207.7	$ 118.9	$ 49.1	$ 1,019.0
Direct costs	(501.3)	(151.4)	(150.8)	(44.9)	(848.4)
Direct contribution/(Loss)	142.0	56.3	(31.9)	4.2	170.7
Margin	22.1%	27.1%	-26.8%	8.6%	16.7%

	Six-month Period Ended June 30, 2018 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 380.0	$ 202.0	$ 34.6	$ 39.7	$ 656.4
Direct costs	(354.0)	(125.3)	(65.9)	(38.4)	(583.5)
Direct contribution/(Loss)	26.0	76.7	(31.3)	1.3	72.8
Margin	6.8%	38.0%	-90.3%	3.4%	11.1%

	Change from the Six-month Period Ended June 30, 2018 to June 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$ 263.2	$ 5.6	$ 84.3	$ 9.4	$ 362.7
in %	69.3%	2.8%	243.7%	23.8%	55.3%
Direct costs
in Dollars	$ (147.3)	$ (26.1)	$ (84.9)	$ (6.5)	$ (264.8)
in %	41.6%	20.8%	129.0%	17.0%	45.4%
Direct contribution/(Loss)
in Dollars	$ 116.0	$ (20.4)	$ (0.6)	$ 2.9	$ 97.8
in %	445.5%	-26.6%	1.9%	216.4%	134.4%

(In millions, except for percentages)	Three-month Period Ended June 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 340.9	$ 113.9	$ 64.4	$ 26.1	$ 545.2
Direct costs	$ (275.9)	$ (83.9)	$ (85.2)	$ (24.4)	$ (469.5)
Direct contribution	64.9	30.0	(20.8)	1.6	75.8
Margin	19.1%	26.3%	-32.4%	6.3%	13.9%

	Three-month Period Ended June 30, 2018 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 195.8	$ 100.1	$ 17.5	$ 21.9	$ 335.4
Direct costs	$ (177.0)	$ (68.1)	$ (39.5)	$ (21.1)	$ (305.7)
Direct contribution	18.9	32.1	(22.0)	0.8	29.7
Margin	9.6%	32.0%	-125.4%	3.6%	8.9%

	Change from the Three-month Period Ended June 30, 2018 to June 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$ 145.0	$ 13.8	$ 46.8	$ 4.2	$ 209.9
in %	74.0%	13.8%	267.1%	19.2%	62.6%
Direct costs
in Dollars	$ (98.9)	$ (15.9)	$ (45.7)	$ (3.4)	$ (163.8)
in %	55.9%	23.3%	115.5%	15.9%	53.6%
Direct contribution
in Dollars	$ 46.1	$ (2.1)	$ 1.2	$ 0.8	$ 46.0
in %	244.5%	-6.4%	-5.3%	106.6%	155.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the six and three-month period ended June 30, 2019 as compared to the same period in 2018 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues”.

Direct costs

Brazil

For the six-month period ended June 30, 2019, as compared to the same period in 2018, direct costs increased by 41.6%, mainly driven by: i) a 47.3% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher transactions volume of our Mercado Pago business, shipping operating and carrier costs, sales tax and cost of products sold due to increased sales of our mobile point of sale devices; ii) a 36.8% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, bad debt expenses, salaries and wages and chargebacks from credit cards due to the increase in our Mercado Pago transaction volume; iii) a 43.9% increase in product and technology development expenses, mainly due to an increase in other product and technology development expenses primarily related to certain taxes and withholdings, and salaries and wages; and; iv) a 17.4% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses.

For the three-month period ended June 30, 2019, as compared to the same period in 2018, direct costs increased by 55.9%, mainly driven by: i) a 53.4% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of higher transactions volume of our Mercado Pago business, shipping operating costs, sales tax and cost of products sold due to increased sales of our mobile point of sale devices; ii) a 64.7% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, bad debt expenses, salaries and wages and chargebacks from credit cards due to the increase in our Mercado Pago transaction volume; iii) a 61.0% increase in product and technology development expenses, mainly due to an increase in other product and technology development expenses primarily related to certain taxes and withholdings, and salaries and wages; and iv) a 27.5% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses.

Argentina

For the six-month period ended June 30, 2019, as compared to the same period in 2018, direct costs increased by 20.8%, mainly driven by: i) a 21.0% increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, cost of products sold due to increased sales of our mobile point of sale devices, and finance costs mainly related to funding our Mercado Pago business; ii) a 18.1% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards and other sales and marketing expenses mainly related to certain taxes and withholdings; iii) a 51.0% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and salaries and wages; and iv) a 26.1% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses, mainly related to certain taxes and withholdings. This increase in direct costs are netted from the effect of inflation and devaluation in Argentina, as described previously in this document.

For the three-month period ended June 30, 2019, as compared to the same period in 2018, direct costs increased by 23.3%, mainly driven by: i) a 21.7% increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs and finance costs mainly related to funding our Mercado Pago business; ii) a 24.7% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses, chargebacks from credit cards and other sales and marketing expenses mainly related to certain taxes and withholdings; iii) a 17.4% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 52.2% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses, mainly related to certain taxes and withholdings. This increase in direct costs are netted from the effect of inflation and devaluation in Argentina, as described previously in this document.

Mexico

For the six-month period ended June 30, 2019, as compared to the same period in 2018, direct costs increased by 129.0%, mainly driven by: i) a 319.2% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, collection fees due to higher Mercado Pago penetration, customer support costs and cost of products sold as a result of increased sales of our mobile point of sale devices; ii) a 47.6% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our Mercado Pago volume and salaries and wages; iii) a 80.8% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 51.6% increase in general and administrative expenses mainly due to an increase in salaries and wages and other general and administrative expenses.

For the three-month period ended June 30, 2019, as compared to the same period in 2018, direct costs increased by 115.5%, mainly driven by: i) a 321.8% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, collection fees due to higher Mercado Pago penetration, customer support costs and cost of products sold as a result of increased sales of our mobile point of sale devices; ii) a 45.6% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our Mercado Pago volume and salaries and wages; and iii) a 78.8% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund Mercado Pago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to build out our logistics capacity and the interest payments on our issued convertible notes. In connection with the funding of our Mercado Pago business, we entered into a purchase commitment with a Brazilian supplier related to the purchase of mobile point of sale devices for a total amount of $54.7 million. Please refer to Note 7 of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.

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

Additionally, we continue funding our Mercado Credito business through securitization of certain loans receivable through SPEs created in Brazil and Argentina, formed to securitize loans receivable provided by us to our users. We will be using this alternative funding as the Mercado Credito business requires financing to develop and improve its operations. Please refer to Note 11 of our unaudited interim condensed consolidated financial statements for further detail on securitization transactions.

Finally, we issued common and preferred stock in the securities offerings that closed on March 15, 2019 and March 29, 2019, respectively, for net aggregate proceeds of $2,000 million, which are intended to be used to fund the growth of our payment initiatives, build out our logistics capacity, drive the adoption of these services and for general corporate purposes. Please see note 10 to our unaudited condensed consolidated financial statements for additional information regarding our equity offerings.

As of June 30, 2019, our main source of liquidity, amounting to $2,568.7 million of cash and cash equivalents and short-term investments, which excludes a $339.3 million investment related to the Central Bank of Brazil Mandatory Guarantee, and $207.0 million of long-term investments, consists of cash generated from operations, proceeds from loans, from the issuance of the 2019 Notes and the 2028 Notes and proceeds from the issuance of common and preferred stock. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities, classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to Mercado Pago users, and short-term debt.

As of June 30, 2019, cash and investments of our non-U.S. subsidiaries amounted to $876.8 million, a 28.1% of our consolidated cash, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash and investments amounted to approximately 23.7% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2019 and 2018:

	Six-month Periods Ended
	June 30, (*)
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$ 165.9	$ 107.2
Investing activities	(1,414.9)	28.9
Financing activities	1,916.2	79.5
Effect of exchange rates on cash and cash equivalents	(3.5)	(79.7)
Net increase in cash and cash equivalents	$ 663.6	$ 135.8

(*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Six-month Periods Ended		Change from 2018
	June 30, (*)		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 165.9	$ 107.2	$ 58.8	54.8%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $58.8 million increase in net cash provided by operating activities during the six-month period ended June 30, 2019, as compared to the same period in 2018, was primarily driven by a $85.9 million increase in funds payable to customers, a $52.3 million increase in our net income, a $19.0 million increase in prepaid expenses, a $14.9 million increase in accounts receivable, a $11.8 million increase in other assets and a $ 9.2 million increase in interest received from investments. This increase was partially offset by a decrease driven by a $158.7 million increase in credit card receivables.

Net cash (used in)/provided by investing activities

	Six-month Periods Ended		Change from 2018
	June 30, (*)		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in)/provided by:
Investing activities	$ (1,414.9)	$ 28.9	$ (1,443.8)	-5000.8%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the six-month period ended June 30, 2019 resulted mainly from purchases of investments of $2,332.5 million, which was partially offset by proceeds from the sale and maturity of investments of $1,086.5 million, as part of our financial strategy. We used $97.5 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution; and $71.4 million in the purchase of property and equipment (mainly in information technology assets in Argentina, Brazil and Mexico).

Net cash provided by financing activities

	Six-month Periods Ended		Change from 2018
	June 30, (*)		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$ 1,916.2	$ 79.5	$ 1,836.7	2311.6%

 (*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2019, the $1,836.7 million increase in net cash provided by financing activities was mainly derived from $1,867.2 million in proceeds from the issuance of Common Stock and $98.7 million in proceeds from issuance of Preferred Stock, partially offset by our entry into $88.4 million in capped call transactions which comprise the third tranche of our 2028 Notes Capped Call Transactions.

In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third-party debt financing, or by raising equity capital, as market conditions allow.

Debt

Convertible Senior Notes

On August 24, 2018, we issued $800 million of 2.00% Convertible Senior Notes due 2028 and on August 31, 2018 we issued an additional $80 million of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028. The 2028 Notes are unsecured, unsubordinated obligations, which pay interest in cash semi-annually, on February 15 and August 15, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes.

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “2019 Notes”). The 2019 Notes were unsecured, unsubordinated obligations, which paid interest in cash semi-annually, on January 1 and July 1 of each year, at a rate of 2.25% per annum. The 2019 Notes matured on July 1, 2019. Holders of $66.0 million principal amount of the 2019 Notes elected to convert their 2019 Notes at maturity, and we issued 523,407 shares of our common stock in settlement of such conversions. $17 thousands of the principal amount of the 2019 Notes was not converted and was repaid by us in cash at maturity.

Also, on July 1, 2019, we received and retired 131,994 shares of our Common Stock in settlement of capped call agreements that we had previously entered into in relation to the 2019 Notes.

Please refer to note 9 to our unaudited interim condensed consolidated financial statements for additional information regarding the 2019 Notes, the 2028 Notes and the related capped call transactions.

Mercado Pago Funding

During 2019, we, through our subsidiaries, continued obtaining certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans receivable through our Argentine and Brazilian SPEs, formed to securitize loans receivable provided by us to our users. Please refer to Note 11 to our interim unaudited condensed consolidated financial statements for additional detail.

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment (as fulfillment centers), intangible assets and acquired businesses) for the six-month periods ended June 30, 2019 and 2018 amounted to $71.4 million and $46.8 million, respectively.

During the six-month period ended June 30, 2019, we invested $32.5 million in information technology in Brazil, Argentina and Mexico, and $33.7 million in our Argentine, Brazilian and Mexican offices.

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

Off-balance sheet arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2018 and applying them to the corresponding months in 2019, so as to calculate what our results would have been if exchange rates had remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, this measures does not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2019:

	Six-month Periods Ended June 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 1,019.0	$ 656.4	55.3%	$ 1,297.1	$ 656.4	97.6%
Cost of net revenues	(509.6)	(333.8)	52.6%	(662.1)	(333.8)	98.3%
Gross profit	509.4	322.5	58.0%	635.1	322.5	96.9%

Operating expenses	(511.8)	(380.2)	34.6%	(717.9)	(380.2)	88.8%
Loss from operations	(2.3)	(57.7)	-95.9%	(82.8)	(57.7)	43.6%

The table above shows a loss from operations on an FX neutral basis, mainly as a result of an Argentine local currency devaluation (of an approximate average 48.0%) as of June 30, 2019 compared to June 30, 2018, which has a strong impact when estimating our Argentine operating expenses on an FX neutral basis.

	Three-month Periods Ended June 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 545.2	$ 335.4	62.6%	$ 677.9	$ 335.4	102.1%
Cost of net revenues	(272.8)	(175.6)	55.3%	(345.0)	(175.6)	96.4%
Gross profit	272.4	159.7	70.5%	332.9	159.7	108.4%

Operating expenses	(284.9)	(188.0)	51.6%	(384.9)	(188.0)	104.8%
Loss from operations	(12.5)	(28.2)	-55.8%	(52.0)	(28.2)	84.3%

(*) The table above may not total due to rounding.

The table above shows a loss from operations on an FX neutral basis, mainly as a result of an Argentine local currency devaluation (of an approximate average 46.5%) as of June 30, 2019 compared to June 30, 2018, which has a strong impact when estimating our Argentine operating expenses on an FX neutral basis.

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

Foreign currencies

We have significant operations internationally that are denominated in foreign currencies, primarily the Brazilian Reais, Argentine Peso, Mexican Peso, Colombian Peso and Chilean Peso, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

As of June 30, 2019, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of June 30, 2019, the total cash, cash equivalents and restricted cash denominated in foreign currencies totaled $289.4 million, short-term investments denominated in foreign currencies totaled $426.6 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $665.8 million. As of June 30, 2019, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, as forwards, in order to mitigate our exposure to foreign exchange risk. As of June 30, 2019, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $2,201.7 million and our U.S. dollar-denominated long-term investments totaled $207.0 million.

For the six-month periods ended June 30, 2019, we had a consolidated loss on foreign currency of $2.9 million primarily as a result of the strengthening of the U.S. dollar over our Argentine Peso net asset position in Argentina. For the three-month periods ended June 30, 2019, we had a consolidated gain on foreign currency of $0.8 million, primarily as a result of the strengthening of the Brazilian Reais over our U.S. dollar net liability position in Brazil during the second quarter of 2019.

The following table sets forth the percentage of consolidated net revenues by segment for the six and three-month periods ended June 30, 2019 and 2018:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*) (**)	2019	2018	2019	2018
Brazil	63.1%	57.9%	62.5%	58.4%
Argentina	20.4	30.8	20.9	29.8
Mexico	11.7	5.3	11.8	5.2
Other Countries	4.8	6.0	4.8	6.5

(*) Percentages have been calculated using whole-dollar amounts.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $134.5 million and $209.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $60.5 million and $96.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the six-month period ended June 30, 2019:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 1,132.2	$ 1,019.0	$ 926.4
Expenses	(1,135.1)	(1,021.4)	(928.3)
Loss from operations	(2.9)	(2.3)	(1.9)

Other income/(expenses) and income tax related to P&L items	37.0	33.3	30.3

Foreign Currency impact related to the remeasurement of our Net Asset position	(3.2)	(2.9)	(2.6)
Net Income	30.9	28.1	25.7

Total Shareholders' Equity	$ 2,302.9	$ 2,145.8	$ 2,161.2

(1)Appreciation of the subsidiaries’ local currency against U.S. Dollar

(2)Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*) The table above may not total due to rounding.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the net positive impact of the increase in other income/(expenses) and income tax related to P&L items and the re-measurement of our net asset position in U.S. dollars. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in other income/(expenses) and income tax related to P&L items and the re-measurement of our net asset position in U.S. dollars.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

As of June 30, 2019, the Argentine Peso exchange rate against the U.S. dollar was 42.46.

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on June 30, 2019, the reported net asset in our Argentine subsidiaries would have recorded a foreign exchange gain amounting to approximately $0.5 million in our Argentine subsidiaries.

Brazilian Segment

As of June 30, 2019, the Brazilian Reais exchange rate against the U.S. dollar was 3.83.

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on June 30, 2019, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $41.4 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $3.6 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of June 30, 2019, Mercado Pago’s receivables totaled $433.0 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of June 30, 2019, loans granted under our Mercado Credito solution totaled $192.9 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2019, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.6%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2019 could decrease (increase) by approximately $7.2 million.

As of June 30, 2019, our short-term investments amounted to $1,789.4 million and our long-term investments amounted to $207.0 million. These investments, except for the $339.3 million investment related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2012 long-term retention plan (the “2012 LTRP”), under which each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive cash awards (“LTRP Awards”), which are payable as follows:

•eligible employees will receive a fixed payment equal to 6.25% of his or her LTRP Award under the 2012 LTRP, once a year for a period of eight years. The 2012 LTRP awards began paying out starting in 2013(the “2012 Annual Fixed Payment”); and

•on each date we pay the 2012 Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2012 Variable Payment”) equal to the product of (i) 6.25% of the applicable 2012 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2011 Stock Price, $77.77, which was the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2011. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

Our board of directors, upon the recommendation of the compensation committee, approved the 2014, 2015, 2016, 2017, and 2018 Long Term Retention Plan (the “2014, 2015, 2016, 2017 and 2018 LTRPs”), respectively.

In order to receive an award under the 2014, 2015, 2016, 2017 and/or 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2014, 2015, 2016, 2017, and/or 2018 LTRP award, payable as follows:

•the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2014, 2015, 2016, 2017, and/or 2018 LTRP bonus once a year for a period of six years starting in March 2015, 2016, 2017, 2018 and/or 2019 respectively (the “2014, 2015, 2016, 2017, or 2018 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2014, 2015, 2016, 2017, or 2018 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2014, 2015, 2016, 2017, and/or 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2013 (with respect to the 2014 LTRP), 2014 (with respect to the 2015 LTRP), 2015 (with respect to the 2016 LTRP), 2016 (with respect to the 2017 LTRP) and 2017 (with respect to the 2018 LTRP) Stock Price, defined as $118.48, $127.29, $111.02, $164.17 and $270.84 for the 2014, 2015, 2016, 2017 and 2018 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2013, 2014, 2015, 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

Our board of directors, upon the recommendation of the compensation committee, approved the 2019 Long Term Retention Program (the “2019 LTRP”), under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring on or about March 31, 2020). In order to receive the full target award under the 2019 LTRP, each eligible employee must remain employed as of each applicable payment date. The 2019 LTRP award is payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019 LTRP bonus once a year for a period of six years, with the first payment occurring on or about March 31, 2020 (the “2019 Annual Fixed Payment”); and

•on each date we pay the 2019 Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019 Variable Payment”) equal to the product of (i) 16.66 % of half of the target 2019 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

At June 30, 2019, the total contractual obligation fair value of our 2012, 2014, 2015, 2016, 2017, 2018 and 2019 LTRP Variable Payment obligation amounted to $110.8 million. As of June 30, 2019, the accrued liability related to the 2012, 2014, 2015, 2016, 2017, 2018 and 2019 Variable Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $49.2 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2012, 2014, 2015, 2016, 2017, 2018 and 2019 LTRP Variable Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of June 30, 2019
		MercadoLibre, Inc	2012, 2014, 2015, 2016, 2017, 2018 and 2019
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		782.29	155,079
30%		726.41	144,002
20%		670.54	132,925
10%		614.66	121,848
Static	(*)	558.78	110,771
-10%		502.90	99,694
-20%		447.02	88,616
-30%		391.15	77,539
-40%		335.27	66,462

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 7 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of June 30, 2019, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
3.3	Registrant’s Certificate of Designation of Series A Perpetual Preferred Stock. (2)
4.1	Form of Specimen Certificate for the Registrant’s Common Stock. (3)
4.2	Indenture with respect to the Registrant’s 2.25% Convertible Senior Notes due 2019, dated as of June 30, 2014, between the Registrant and Wilmington Trust, National Association, as trustee. (4)
4.3	Indenture with respect to the Registrant’s 2.00% Convertible Senior Notes due 2028, dated as of August 24, 2018, between the Registrant and Wilmington Trust, National Association, as trustee. (5)
10.1	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and PayPal, Inc.(6)
10.2	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and Merlin DF Holdings, LP.(6)
10.3	MercadoLibre, Inc. 2019 Director Compensation Program (7)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed States of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2019, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 29, 2019.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2014.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 13, 2019.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 7, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 8, 2019.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer