Form 10-Q
period 2019-09-30
MERCADOLIBRE INC
filed 2019-11-01
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

49,709,955 shares of the issuer’s common stock, $0.001 par value, outstanding as of October 28, 2019.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

(In thousands of U.S. dollars, except par value)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$ 1,419,934	$ 440,332
Restricted cash and cash equivalents	37,031	24,363
Short-term investments (371,572 and 284,317 held in guarantee)	1,726,189	461,541
Accounts receivable, net	35,791	35,153
Credit cards receivable, net	288,588	360,298
Loans receivable, net	176,074	95,778
Prepaid expenses	17,898	27,477
Inventory	10,132	4,612
Other assets	68,993	61,569
Total current assets	3,780,630	1,511,123
Non-current assets:
Long-term investments	3,595	276,136
Property and equipment, net	220,854	165,614
Operating lease right-of-use assets	175,022	—
Goodwill	86,114	88,883
Intangible assets, net	15,114	18,581
Deferred tax assets	108,551	141,438
Other assets	49,461	37,744
Total non-current assets	658,711	728,396
Total assets	$ 4,439,341	$ 2,239,519
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 342,433	$ 266,759
Funds payable to customers	708,716	640,954
Salaries and social security payable	92,452	60,406
Taxes payable	39,230	31,058
Loans payable and other financial liabilities	108,908	132,949
Operating lease liabilities	17,441	—
Other liabilities	75,630	34,098
Total current liabilities	1,384,810	1,166,224
Non-current liabilities:
Salaries and social security payable	27,393	23,161
Loans payable and other financial liabilities	623,114	602,228
Operating lease liabilities	159,001	—
Deferred tax liabilities	96,925	91,698
Other liabilities	11,081	19,508
Total non-current liabilities	917,514	736,595
Total liabilities	$ 2,302,324	$ 1,902,819

Commitments and Contingencies (Note 7)

Redeemable convertible preferred stock, $0.001 par value, 40,000,000 shares
authorized, 100,000 shares issued and outstanding at September 30, 2019 (Note 10)	$ 98,843	$ —

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,709,955 and 45,202,859 shares issued and outstanding at September 30,
2019 and December 31, 2018	$ 50	$ 45
Additional paid-in capital	2,075,693	224,800
Treasury stock	(720)	—
Retained earnings	377,590	503,432
Accumulated other comprehensive loss	(414,439)	(391,577)
Total Equity	2,038,174	336,700
Total Liabilities, Redeemable convertible preferred stock and Equity	$ 4,439,341	$ 2,239,519

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three-month periods ended September 30, 2019 and 2018

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$ 1,622,043	$ 1,011,634	$ 603,031	$ 355,281
Cost of net revenues	(828,267)	(519,410)	(318,689)	(185,563)
Gross profit	793,776	492,224	284,342	169,718
Operating expenses:
Product and technology development	(165,787)	(107,311)	(59,495)	(35,478)
Sales and marketing	(564,271)	(342,382)	(252,903)	(110,443)
General and administrative	(147,992)	(111,195)	(53,869)	(34,800)
Total operating expenses	(878,050)	(560,888)	(366,267)	(180,721)
Loss from operations	(84,274)	(68,664)	(81,925)	(11,003)

Other income (expenses):
Interest income and other financial gains	86,590	27,746	28,462	8,636
Interest expense and other financial losses	(44,689)	(39,805)	(14,451)	(15,869)
Foreign currency (losses) gains	(1,899)	22,102	987	3,924
Net loss before income tax (loss) gain	(44,272)	(58,621)	(66,927)	(14,312)

Income tax (loss) gain	(73,729)	24,372	(79,155)	4,234
Net loss	$ (118,001)	$ (34,249)	$ (146,082)	$ (10,078)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Basic EPS
Basic net loss
Available to shareholders per common share	$ (2.60)	$ (0.77)	$ (2.96)	$ (0.23)
Weighted average of outstanding common shares	48,350,165	44,302,724	49,710,723	44,588,704
Diluted EPS
Diluted net loss
Available to shareholders per common share	$ (2.60)	$ (0.77)	$ (2.96)	$ (0.23)
Weighted average of outstanding common shares	48,350,165	44,302,724	49,710,723	44,588,704

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2019 and 2018

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Net loss	$ (118,001)	$ (34,249)	$ (146,082)	$ (10,078)
Other comprehensive loss, net of income tax (loss) gain:
Currency translation adjustment	(22,195)	(101,980)	(25,548)	550
Unrealized gains on hedging activities	—	2,406	—	1,494
Unrealized net gains on available for sale investments	2,062	142	(442)	77
Less: Reclassification adjustment for gains from accumulated other comprehensive income	2,729	3,497	—	1,779
Net change in accumulated other comprehensive loss, net of income tax (loss) gain	(22,862)	(102,929)	(25,990)	342
Total Comprehensive loss	$ (140,863)	$ (137,178)	$ (172,072)	$ (9,736)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the nine and three-month periods ended September 30, 2019 and 2018

(In thousands of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2018	45,203	$45	$224,800	$—	$503,432	$(391,577)	$336,700

Common Stock issued	4,116	4	1,866,496	—	—	—	1,866,500
Exercise of convertible notes	—	—	2	—	—	—	2
Unwind Capped Call	—	—	3	—	—	—	3
Net income	—	—	—	—	11,864	—	11,864
Amortization of Preferred Stock discount	—	—	5,841	—	(5,841)	—	—
Other comprehensive loss	—	—	—	—	—	(1,011)	(1,011)
Balance as of March 31, 2019	49,319	$49	$2,097,142	$—	$509,455	$(392,588)	$2,214,058

Transaction Costs	—	—	715	—	—	—	715
Exercise of convertible notes	—	—	2	—	—	—	2
Capped Call	—	—	(88,362)	—	—	—	(88,362)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—	(1,000)
Net income	—	—	—	—	16,217	—	16,217
Other comprehensive income	—	—	—	—	—	4,139	4,139
Balance as of June 30, 2019	49,319	$49	$2,009,497	$—	$524,672	$(388,449)	$2,145,769

Exercise of convertible notes	523	1	65,952	—	—	—	65,953
Exercise of capped call option - shares retirement	(132)	—	30	—	—	—	30
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—	(1,000)
Stock-based compensation — restricted shares issued	1	—	214	—	—	—	214
Common Stock repurchased	(1)	—	—	(720)	—	—	(720)
Net loss	—	—	—	—	(146,082)	—	(146,082)
Other comprehensive loss	—	—	—	—	—	(25,990)	(25,990)
Balance as of September 30, 2019	49,710	$50	$2,075,693	$(720)	$377,590	$(414,439)	$2,038,174

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2017	44,157	$44	$70,661	$537,925	$(282,851)	$325,779

Capped Call	—	—	(45,692)	—	—	(45,692)
Changes in accounting Standards	—	—	—	2,092	—	2,092
Net loss	—	—	—	(12,919)	—	(12,919)
Other comprehensive loss	—	—	—	—	(16,393)	(16,393)
Balance as of March 31, 2018	44,157	$44	$24,969	$527,098	$(299,244)	$252,867

Net loss	—	—	—	(11,252)	—	(11,252)
Other comprehensive loss	—	—	—	—	(86,878)	(86,878)
Balance as of June 30, 2018	44,157	$44	$24,969	$515,846	$(386,122)	$154,737

Common Stock Issued in exchange of 2019 Notes	1,045	1	342,999	—	—	343,000
Exercise of Convertible Notes	—	—	(156)	—	—	(156)
Repurchase of 2019 Notes Conversion Option	—	—	(433,289)	—	—	(433,289)
Convertible notes - 2028 Notes Equity Component	—	—	257,277	—	—	257,277
Unwind Capped Call	—	—	121,703	—	—	121,703
Capped Call	—	—	(91,784)	—	—	(91,784)
Net loss	—	—	—	(10,078)	—	(10,078)
Other comprehensive income	—	—	—	—	342	342
Balance as of September 30, 2018	45,202	$45	$221,719	$505,768	$(385,780)	$341,752

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the nine-month periods ended September 30, 2019 and 2018

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operations:
Net loss	$ (118,001)	$ (34,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized devaluation loss, net	45,857	9,262
Depreciation and amortization	52,518	33,861
Accrued interest	(39,550)	(11,258)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	69,769	18,386
Stock-based compensation expense — restricted shares	214	—
LTRP accrued compensation	48,313	27,706
Deferred income taxes	29,640	(75,275)
Changes in assets and liabilities:
Accounts receivable	1,464	(14,891)
Credit card receivables	65,968	121,896
Prepaid expenses	9,338	(6,810)
Inventory	(5,939)	(6,015)
Other assets	(24,259)	(17,463)
Payables and accrued expenses	88,918	50,979
Funds payable to customers	95,079	82,909
Other liabilities	18,113	6,077
Interest received from investments	35,375	10,986
Net cash provided by operating activities	372,817	196,101
Cash flows from investing activities:
Purchase of investments	(3,262,637)	(1,814,416)
Proceeds from sale and maturity of investments	2,240,468	1,964,480
Payment for acquired businesses, net of cash acquired	—	(2,281)
Purchases of intangible assets	(50)	(217)
Advance for property and equipment	—	(4,426)
Changes in principal of loans receivable, net	(150,442)	(55,860)
Purchases of property and equipment	(100,732)	(65,133)
Net cash (used in) provided by investing activities	(1,273,393)	22,147
Cash flows from financing activities:
Funds received from the issuance of convertible notes	—	880,000
Transaction costs from the issuance of convertible notes	—	(16,264)
Purchase of convertible note capped call	(88,362)	(137,476)
Unwind of convertible note capped call	—	121,703
Payments on convertible notes	(25)	(348,123)
Proceeds from loans payable and other financial liabilities	171,603	156,075
Payments on loans payable and other financing liabilities	(104,062)	(78,705)
Payment of finance lease obligations	(1,416)	—
Dividends paid	—	(6,624)
Common Stock repurchased	(720)	—
Dividends paid of preferred stock	(1,844)	—
Proceeds from issuance of convertible redeemable preferred stock, net	98,688	—
Proceeds from issuance of common stock, net	1,867,215	—
Net cash provided by financing activities	1,941,077	570,586
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(48,231)	(99,364)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	992,270	689,470
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 464,695	$ 388,260
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 1,456,965	$ 1,077,730

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

As of September 30, 2019, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates an online payments solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $320,825 thousands and $270,073 thousands as of September 30, 2019 and December 31, 2018, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2019 and December 31, 2018. These financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the nine and three-month periods ended September 30, 2019 and 2018 and statement of cash flows for the nine-month periods ended September 30, 2019 and 2018. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2018. During the nine-month period ended September 30, 2019, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASC 842 and the investments fair value option as of January 1, 2019. See Note 2 to these interim condensed consolidated financial statements for more details.

Cash and cash equivalents

Cash, cash equivalents and restricted cash and cash equivalents of $1,456,965 thousands and $464,695 thousands as reported in the consolidated statements of cash flow as of September 30, 2019 and December 31, 2018, respectively, is the sum of $1,419,934 thousands and $37,031 thousands as of September 30, 2019 and the sum of $440,332 thousands and $24,363 thousands as of December 31, 2018 shown in lines Cash and cash equivalents and Restricted cash and cash equivalents of the consolidated balance sheet.

Revenue recognition

Revenue recognition criteria for the services mentioned above are described in note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. The allowance for doubtful accounts, loans receivable and chargebacks is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts, loans receivable and chargebacks was $57,929 thousands and $23,411 thousands as of September 30, 2019 and December 31, 2018, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2018 and 2017 was $5,918 thousands and $6,116 thousands, respectively, of which $4,954 thousands and $4,913 thousands were recognized as revenue during the nine-month periods ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, total deferred revenue was $5,847 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

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

In addition, the Company used derivative instruments to reduce the volatility of earnings and cash flows, which were classified as cash flow hedge as of September 30, 2018. The effective portion of a designated derivative’s gain or loss was initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the financial statement line item in which the variability of the hedged item was recorded in the period the hedging transaction affects earnings.

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. Management’s judgments related to this assessment consider, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies, which would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of Company’s initiatives to capture long-term business opportunities, as of September 30, 2019, the Company accounted for a valuation allowance in certain subsidiaries in its Mexican and Colombian operations of $91,536 thousands and $7,243 thousands, respectively.

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

As a result of the Company’s eligibility under the law, it recorded an income tax benefit of $15,935 thousands and $11,842 thousands during the nine and three-month periods ended September 30, 2019, respectively. The aggregate per share benefit of the Argentine tax holiday amounted to $0.33 and $0.24 for the nine and three-month periods ended September 30, 2019, respectively. Furthermore, the Company recorded a labor cost benefit of $6,473 thousands and $1,836 thousands during the nine and three-month periods ended September 30, 2019, respectively. Additionally, $1,569 thousands and $958 thousands were accrued to pay software development law audit fees during the nine and three-month periods ended September 30, 2019, respectively. As a result of the Company’s eligibility under the law, it recorded an income tax benefit of $18,474 thousands and $7,912 thousands during the nine and three-month periods ended September 30, 2018, respectively. The aggregate per share benefit of the Argentine tax holiday amounted to $0.42 and $0.18 for the nine and three-month periods ended September 30, 2018, respectively. Furthermore, the Company recorded a labor cost benefit of $5,415 thousands and $1,681 thousands during the nine and three-month periods ended September 30, 2018, respectively. Additionally, $1,438 thousands and $437 thousands were accrued to pay software development law audit fees during the nine and three-month periods ended September 30, 2018, respectively.

On June 10, 2019, the Argentine government enacted Law No. 27,506 (knowledge-based economy promotional regime), which established a regime that provides certain tax benefits for companies that meet specific criteria, such as companies that derive at least 70% of their revenues from certain specified activities. Law No. 27,506 allows companies currently benefiting from the software development law, to apply for tax benefits under Law No. 27,506, which will be effective from January 1, 2020 to December 31, 2029. Eligible companies are entitled to i) a 15% corporate income tax rate (instead of the otherwise applicable 25% corporate income tax rate), ii) a freeze on the taxpayer’s overall federal tax burden, iii) a reduction in employer social security contributions and iv) a tax credit in the amount of 1.6 times the amount payable as social security contributions. The tax credit may be used to offset federal taxes, such as value-added tax and income tax.

Companies currently benefitting from the software development law are required to submit an application letter to provisionally qualify under Law No. 27,506 before December 31, 2019, and a formal application proving compliance with the requirements under the new law before June 30, 2020.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $3,157 thousands as of September 30, 2019.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (416,501)	$ (394,306)
Unrealized gains on investments	2,599	3,345
Estimated tax loss on unrealized gains on investments	(537)	(616)
	$ (414,439)	$ (391,577)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the nine-months ended September 30, 2019:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	(expense)
	Investments	Translation	benefit	Total
	(In thousands)
Balances as of December 31, 2018	$ 3,345	$ (394,306)	$ (616)	$ (391,577)
Other comprehensive income (loss) before reclassifications	2,599	(22,195)	(537)	(20,133)
Amount of loss (gain) reclassified from accumulated other comprehensive loss	(3,345)	—	616	(2,729)
Net current period other comprehensive income (loss)	(746)	(22,195)	79	(22,862)
Ending balance	$ 2,599	$ (416,501)	$ (537)	$ (414,439)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 3,345	Interest income and other financial gains
Estimated tax gain on unrealized losses on investments	(616)	Income tax loss
Total reclassifications for the period	$ 2,729	Total, net of income taxes

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowances for doubtful accounts and chargeback provisions, allowance for loans receivables, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, fair value of derivative instruments, recognition of income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.

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

3. Net loss per share

Basic earnings per share for the Company’s common stock is computed by dividing, net loss available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.

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

The denominator for diluted net loss per share for the nine and three-month periods ended September 30, 2019 and 2018 does not include any effect from the 2019 Notes Capped Call Transactions (as defined in Note 9) or the 2028 Notes Capped Call Transactions (as defined in Note 9) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 9) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 9 to these interim condensed consolidated financial statements and Note 17 of the financial statements as of December 31, 2018 on Form 10-K for more details. For the nine and three-month periods ended September 30, 2019 and 2018, the effects of the conversion of the Notes and the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net loss per share of common stock is as follows for the nine and three-month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2019		2018		2019		2018
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net loss per common share	$ (2.60)	$ (2.60)	$ (0.77)	$ (0.77)	$ (2.96)	$ (2.96)	$ (0.23)	$ (0.23)

Numerator:
Net loss	$ (118,001)	$ (118,001)	$ (34,249)	$ (34,249)	$ (146,082)	$ (146,082)	$ (10,078)	$ (10,078)
Amortization of redeemable convertible preferred stock	(5,841)	(5,841)	—	—	—	—	—	—
Dividends on preferred stock	(2,000)	(2,000)	—	—	(1,000)	(1,000)	—	—
Net loss corresponding to common stock	$ (125,842)	$ (125,842)	$ (34,249)	$ (34,249)	$ (147,082)	$ (147,082)	$ (10,078)	$ (10,078)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	48,350,165	—	44,302,724	—	49,710,723	—	44,588,704	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	48,350,165	—	44,302,724	—	49,710,723	—	44,588,704

4. Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Goodwill	$ 86,114	$ 88,883
Intangible assets with indefinite lives
- Trademarks	8,304	8,584
Amortizable intangible assets
- Licenses and others	5,243	5,406
- Non-compete agreement	2,681	3,028
- Customer list	13,952	14,897
- Trademarks	4,638	4,565
Total intangible assets	$ 34,818	$ 36,480
Accumulated amortization	(19,704)	(17,899)
Total intangible assets, net	$ 15,114	$ 18,581

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2019 and the year ended December 31, 2018 are as follows:

	Period Ended September 30, 2019
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883
Purchase price allocations adjustments	—	45	—	—	—	—	45
Effect of exchange rates changes	(1,794)	—	(93)	(709)	(197)	(21)	(2,814)
Balance, end of the period	$ 28,275	$ 6,991	$ 31,247	$ 15,305	$ 3,142	$ 1,154	$ 86,114

	Year Ended December 31, 2018
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ 3,632	$ 1,193	$ 92,279
Business acquisitions	3,110	3,175	543	61	80	53	7,022
Effect of exchange rates changes	(5,533)	(1,990)	401	(2,852)	(373)	(71)	(10,418)
Balance, end of the year	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $896 thousands and $1,368 thousands for the three-month periods ended September 30, 2019 and 2018, respectively, while aggregate amortization expense for intangible assets for the nine-month periods ended September 30, 2019 and 2018 amounted to $3,045 thousands and $4,696 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of September 30, 2019:

For year ended 12/31/2019	$ 898
For year ended 12/31/2020	2,331
For year ended 12/31/2021	1,742
For year ended 12/31/2022	991
Thereafter	848
$ 6,810

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended September 30, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 389,941	$ 116,203	$ 71,364	$ 25,523	$ 603,031
Direct costs	(370,704)	(88,542)	(103,517)	(25,845)	(588,608)
Direct contribution	19,237	27,661	(32,153)	(322)	14,423

Operating expenses and indirect costs of net revenues					(96,348)
Loss from operations					(81,925)

Other income (expenses):
Interest income and other financial gains					28,462
Interest expense and other financial losses					(14,451)
Foreign currency gains					987
Net loss before income tax loss					$ (66,927)

	Three Months Ended September 30, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 220,828	$ 83,714	$ 28,962	$ 21,777	$ 355,281
Direct costs	(190,172)	(60,409)	(35,229)	(18,822)	(304,632)
Direct contribution	30,656	23,305	(6,267)	2,955	50,649

Operating expenses and indirect costs of net revenues					(61,652)
Loss from operations					(11,003)

Other income (expenses):
Interest income and other financial gains					8,636
Interest expense and other financial losses					(15,869)
Foreign currency gains					3,924
Net loss before income tax gain					$ (14,312)

	Nine Months Ended September 30, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 1,033,183	$ 323,892	$ 190,308	$ 74,660	$ 1,622,043
Direct costs	(871,964)	(239,943)	(254,318)	(70,733)	(1,436,958)
Direct contribution	161,219	83,949	(64,010)	3,927	185,085

Operating expenses and indirect costs of net revenues					(269,359)
Loss from operations					(84,274)

Other income (expenses):
Interest income and other financial gains					86,590
Interest expense and other financial losses					(44,689)
Foreign currency losses					(1,899)
Net loss before income tax loss					$ (44,272)

	Nine Months Ended September 30, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 600,822	$ 285,763	$ 63,567	$ 61,482	$ 1,011,634
Direct costs	(544,139)	(185,755)	(101,086)	(57,183)	(888,163)
Direct contribution	56,683	100,008	(37,519)	4,299	123,471

Operating expenses and indirect costs of net revenues					(192,135)
Loss from operations					(68,664)

Other income (expenses):
Interest income and other financial gains					27,746
Interest expense and other financial losses					(39,805)
Foreign currency gains					22,102
Net loss before income tax gain					$ (58,621)

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30,	December 31,
	2019	2018
	(In thousands)
US property and equipment, net	$ 1,249	$ 2,959
Other countries
Argentina	96,180	58,358
Brazil	89,551	78,227
Mexico	25,422	16,497
Other countries	8,452	9,573
	$ 219,605	$ 162,655
Total property and equipment, net	$ 220,854	$ 165,614

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2019	2018
	(In thousands)
US intangible assets	$ 8	$ 46
Other countries goodwill and intangible assets
Argentina	8,586	9,050
Brazil	29,650	32,955
Mexico	35,086	35,993
Chile	23,042	24,638
Other countries	4,856	4,782
	$ 101,220	$ 107,418
Total goodwill and intangible assets	$ 101,228	$ 107,464

Consolidated net revenues by similar products and services for the nine and three-month periods ended September 30, 2019 and 2018 were as follows:

	Nine months Ended September 30,		Three months Ended September 30,

Consolidated Net Revenues	2019	2018	2019	2018
	(In thousands)		(In thousands)
Enhanced Marketplace (*)	$ 849,426	$ 477,216	$ 308,093	$ 180,319
Non-marketplace (**) (***)	772,617	534,418	294,938	174,962
Total	$ 1,622,043	$ 1,011,634	$ 603,031	$ 355,281

(*) Includes Final Value Fees and Shipping fees.

(**) Includes, among other things, Ad Sales, Classifieds Fees, Payment Fees and other ancillary services.

(***) Includes $665,014 thousands and $432,603 thousands of Payment Fees for the nine-month periods ended September 30, 2019 and 2018, respectively. Includes an amount of $256,823 thousands and $143,925 thousands of Payment Fees for the three-month periods ended September 30, 2019 and 2018, respectively.

6. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	September 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)	2018	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 130,713	$ 130,713	$ —	$ —	$ 179,252	$ 179,252	$ —	$ —
Restricted Cash and cash equivalents:
Money Market Funds	11,666	11,666	—		24,363	24,363	—	—
Sovereign Debt Securities	25,240	25,240	—	—	—	—	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	371,572	371,572	—	—	284,317	284,317	—	—
Sovereign Debt Securities	1,230,926	1,230,926	—	—	429,602	429,602	—	—
Corporate Debt Securities	253	253	—	—	262	237	25	—
Other Assets:
Derivative Instruments	4,766	—	—	4,766	—	—	—	—
Total Financial Assets	$ 1,775,136	$ 1,770,370	$ —	$ 4,766	$ 917,796	$ 917,771	$ 25	$ —
Liabilities:
Contingent considerations	$ 2,178	$ —	$ —	$ 2,178	$ 2,097	$ —	$ —	$ 2,097
Long-term retention plan	60,766	—	60,766	—	42,625	—	42,625	—
Firm commitments	435	—	—	435	—	—	—	—
Total Financial Liabilities	$ 63,379	$ —	$ 60,766	$ 2,613	$ 44,722	$ —	$ 42,625	$ 2,097

As of September 30, 2019 and December 31, 2018, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of firm commitments and derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of September 30, 2019 and December 31, 2018, the Company’s liabilities were valued at fair value using Level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

The unrealized net gains or losses on short-term and long-term investments for which the Company has not elected the fair value option are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of September 30, 2019 and December 31, 2018, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets (excluding firm commitments and derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations and derivative instruments). The estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $651,085 thousands and was determined based on market interest rates. The rest of the loans payable and other financial liabilities and operating lease liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of September 30, 2019 and December 31, 2018:

	Balances as of	Significant other	Balances as of	Significant other
	September 30,	observable inputs	December 31,	observable inputs
	2019	(Level 2)	2018	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 123,843	$ 123,843	$ 20,056	$ 20,056
Accounts receivable	35,791	35,791	35,153	35,153
Credit Cards receivable	288,588	288,588	360,298	360,298
Loans receivable, net	176,074	176,074	95,778	95,778
Other assets	116,878	116,878	102,753	102,753
Total Assets	$ 741,174	$ 741,174	$ 614,038	$ 614,038
Liabilities
Accounts payable and accrued expenses	$ 342,433	$ 342,433	$ 266,759	$ 266,759
Funds payable to customers	708,716	708,716	640,954	640,954
Salaries and social security payable	59,079	59,079	40,942	40,942
Taxes payable	39,230	39,230	31,058	31,058
Loans payable and other financial liabilities (*)	732,022	817,871	735,177	735,177
Other liabilities	84,098	84,098	51,509	51,509
Total Liabilities	$ 1,965,578	$ 2,051,427	$ 1,766,399	$ 1,766,399

(*) The fair value of the 2028 Notes (including the equity component) is disclosed in Note 9.

As of September 30, 2019 and December 31, 2018, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of September 30, 2019 and December 31, 2018, the fair value of money market funds, sovereign and corporate debt securities classified as available for sale securities are as follows:

September 30, 2019
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Financial Gains	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 130,713	$ —	$ —	$ —	$ 130,713
Total Cash and cash equivalents	$ 130,713	$ —	$ —	$ —	$ 130,713

Restricted cash and cash equivalents
Money Market Funds	$ 11,666	$ —	$ —	$ —	$ 11,666
Sovereign Debt Securities (*)	25,223	—	—	17	25,240
Total Restricted cash and cash equivalents	$ 36,889	$ —	$ —	$ 17	$ 36,906

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (**)	$ 369,826	$ —	$ —	$ 1,746	$ 371,572
Sovereign Debt Securities (***)	1,226,850	2,486	—	1,393	1,230,729
Corporate Debt Securities	45	—	—	—	45
Total Short-term investments	$ 1,596,721	$ 2,486	$ —	$ 3,139	$ 1,602,346

Long-term investments
Sovereign Debt Securities	$ 194	$ 2	$ —	$ 1	$ 197
Corporate Debt Securities	205	3	—	—	208
Total Long-term investments	$ 399	$ 5	$ —	$ 1	$ 405

Total	$ 1,764,722	$ 2,491	$ —	$ 3,157	$ 1,770,370

(1) Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of September 30, 2019.

(*) Held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. (See Note 9 – Loans payable and other financial liabilities.)

(**) Brazilian government bonds measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

(***) Includes $806,641 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

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

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” The percentage of electronic funds that were required to be deposited was 100% and 80% as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, in accordance with the regulation, the Company held $371,572 thousands and $284,317 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee.

As of September 30, 2019, the estimated fair values (in thousands of U.S. dollars) of money market funds, sovereign and corporate debt securities classified by their effective maturities are as follows:

One year or less	1,769,965
One year to two years	221
Two years to three years	67
Three years to four years	42
Four years to five years	75
Total	$ 1,770,370

7. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of September 30, 2019, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $6,484 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of September 30, 2019, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $13,473 thousands. No loss amounts have been accrued for such reasonably possible legal actions.

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

As of September 30, 2019 and December 31, 2018, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $1,058,292 thousands and $988,664 thousands, respectively, for which the Company recorded an allowance of $3,811 thousands and $4,146 thousands, respectively.

Commitments

As of September 30, 2019, the Company entered into a purchase commitment with:

- a Brazilian supplier in relation to the purchase of mobile point of sale devices for a total amount of $54,720 thousands with partial deliveries between May and October 2019. As of September 30, 2019 the remaining balance of the agreement is for a total amount of $11,927 thousands with delivery in October 2019.

- a U.S. supplier in relation to the purchase of cloud platform services for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023.

8. Long term retention plan (“LTRP”)

The following table summarizes the 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019 long term retention plan accrued compensation expense for the nine and three-month periods ended September 30, 2019 and 2018, which are payable in cash according to the decisions made by the Board of Directors:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
LTRP 2010	—	24	—	—
LTRP 2011	26	806	—	318
LTRP 2012	1,827	1,325	411	526
LTRP 2013	97	2,268	—	846
LTRP 2014	3,726	2,768	903	1,056
LTRP 2015	6,410	3,790	1,548	1,474
LTRP 2016	10,063	5,547	2,456	2,131
LTRP 2017	9,530	5,587	2,554	2,074
LTRP 2018	4,708	5,591	1,385	2,489
LTRP 2019	11,926	—	6,848	—
Total LTRP	$48,313	$27,706	$16,105	$10,914

9. Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of September 30, 2019:

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	Book value as of September 30, 2019
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	2.73%	October 2019	$35,758

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	55.17%	October 2019	22,718

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.11%	October 2019	11,110
Argentine Subsidiary	Argentine Pesos	Fixed	82.30%	October - November 2019	4,513
Argentine Subsidiary	Argentine Pesos	Fixed	93.00%	October 2019	21,918

Convertible notes					2,249
Finance lease obligations					2,006
Collateralized debt					8,481
Other lines of credit					155
					$108,908

Non Current loans payable and other financial liabilities:
Convertible notes					562,987
Finance lease obligations					7,413
Collateralized debt					52,714
					$623,114

See Notes 11 and 12 to these interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.

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

During the third quarter of 2019, the conversion threshold was not met and the Notes do not become convertible between October 1, 2019 and December 31, 2019. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

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

The total estimated fair value of the 2028 Notes was $1,284,316 thousands and $787,266 thousands as of September 30, 2019 and December 31, 2018, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of September 30, 2019 and December 31, 2018 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $551.23 closing price of the Company’s common stock on September 30, 2019, the if-converted value of the 2028 Notes exceeded their principal amount by $214,006 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Amount of the equity component (1)	$327,305	$327,305

2.00% Convertible Senior Notes due 2028	$880,000	$880,000
Unamortized debt discount (2)	(307,417)	(325,783)
Unamortized transaction costs related to the debt component	(9,596)	(9,958)
Contractual coupon interest accrual	19,409	5,867
Contractual coupon interest payment	(17,160)	—
Net carrying amount	$565,236	$550,126

(1)Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of September 30, 2019, the remaining period over which the unamortized debt discount will be amortized is 9.0 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Nine month periods ended September 30,		Three month periods ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Contractual coupon interest expense	$13,542	$1,467	$4,400	$1,467
Amortization of debt discount	18,366	1,921	6,081	1,921
Amortization of debt issuance costs	362	36	123	36
Total interest expense related to the 2028 Notes	$32,270	$3,424	$10,604	$3,424

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

On August 24, 2018, the Company used a portion of the net proceeds from the 2028 Notes to repurchase or exchange and retire $263,724 thousands principal amount of its outstanding 2019 Notes. The consideration paid included $348,123 thousands in cash and 1,044,298 shares of the Company’s common stock. Additionally, the Company entered into agreements with certain financial institutions who were counterparties to the 2019 Notes Capped Call Transactions entered into in June 2014 and September 2017 to terminate a portion of those transactions, in each case, in a notional amount corresponding to the amount of 2019 Notes repurchased or exchanged and retired. In connection with the termination of existing 2019 Capped Call Transactions and the related unwinding of the existing hedge position, the Company received from certain financial institutions the amount of $121,703 thousands and $14,405 thousands in August 2018 and November 2018, respectively.

The 2019 Notes matured on July 1, 2019. Holders of $65,961 thousands principal amount of the 2019 Notes elected to convert their 2019 Notes at maturity, and the Company issued 523,407 shares of common stock and paid $8 thousands in cash (because of the fraction of shares) in settlement of such conversions. $17 thousands of the principal amount of the 2019 Notes was not converted, and was repaid by the Company in cash at maturity. Also on July 1, 2019, the Company received and retired 131,994 shares of common stock in settlement of capped call agreements that the Company had previously entered into in relation to the 2019 Notes.

The following table presents the carrying amounts of the liability and equity components related to the 2019 Notes as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Amount of the equity component (1)	$—	$9,196

2.25% Convertible Senior Notes due 2019	$—	$65,987
Unamortized debt discount	—	(1,063)
Unamortized transaction costs related to the debt component	—	(176)
Contractual coupon interest accrual	—	5,447
Contractual coupon interest payment	—	(5,447)
Net carrying amount	$—	$64,748

(1)Net of $236 thousands of transaction costs related to the equity component of the 2019 Notes.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Nine month periods ended September 30,		Three month periods ended September 30,
	2019	2018	2019	2018

	(In thousands)		(In thousands)
Contractual coupon interest expense	$745	$5,074	$—	$1,361
Amortization of debt discount	1,063	6,907	—	1,891
Amortization of debt issuance costs	176	1,104	—	307
Total interest expense related to the 2019 Notes	$1,984	$13,085	$—	$3,559

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

As of September 30, 2019, the carrying value of the Brazilian collateralized debt was $54,562 thousands, composed of: 1) $14,590 thousands, which bears interest at a rate of Brazilian DI plus 3.5% per annum for a term of 36 months, due in June 2021 and 2) $39,972 thousands, which bears interest at a rate of Brazilian DI plus 3.25% per annum for a term of 30 months, due in May 2021. The carrying value of the Argentine collateralized debt was $6,633 thousands, composed of: 1) $693 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 33% and a maximum 48% nominal rate per annum for a term of 8 months, due in October 2019, 2) $3,558 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 36% and a maximum 51% nominal rate per annum for a term of 9 months, due in April 2020 and 3) $2,382 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 37% and a maximum 52% nominal rate per annum for a term of 8 months due in January 2020. This secured debt is issued by the SPEs and includes collateralized securities used to fund Mercado Credito business. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have recourse to the Company. Additionally, the cash flows generated by the SPEs are restricted to the payment of amounts due to third-party investors, but the Company retains the right to residual cash flows.

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 as follows:

	September 30,	December 31,
	2019	2018
Assets	(in thousands)	(in thousands)
Current assets:
Restricted cash and cash equivalents	$11,791	$24,363
Loans receivable, net	83,396	51,471
Total current assets	95,187	75,834
Total assets	$95,187	$75,834
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$92	$113
Loans payable and other financial liabilities	8,481	7,539
Total current liabilities	8,573	7,652
Non-current liabilities:
Loans payable and other financial liabilities	52,714	46,441
Total non-current liabilities	52,714	46,441
Total liabilities	$61,287	$54,093

12. Leases

The Company leases certain fulfillment centers, office space and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30,
2019
Operating Leases
Operating lease right-of-use assets	$175,022

Operating lease liabilities	$176,442

Finance Leases
Property and equipment, at cost	13,200
Accumulated depreciation	(1,073)
Property and equipment, net	$12,127

Loans payable and other financial liabilities	$9,419

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating and finance leases at September 30, 2019:

Weighted average remaining lease term
Operating leases	9	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	10.0%
Finance leases	25.6%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows (in thousands):

September 30,
2019

Operating lease cost	$21,503

Finance lease cost:
Depreciation of property and equipment	1,024
Interest on lease liabilities	1,110
Total finance lease cost	$2,134

Supplemental cash flow information related to leases was as follows (in thousands):

Nine months ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,315
Financing cash flows from finance leases	1,416

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$69,154
Finance leases	4,379

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases (in thousands):

Period Ending September 30, 2019	Operating Leases	Finance Leases
One year or less	$30,795	$4,353
One year to two years	30,470	4,029
Two years to three years	30,009	4,029
Three years to four years	28,485	3,262
Four years to five years	26,989	1,034
Thereafter	120,764	—
Total lease payments	$267,512	$16,707
Less imputed interest	(91,070)	(7,288)
Total	$176,442	$9,419

13. Derivative instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases (firm commitments). These transactions, mainly currency forward contracts on firm commitments, are classified as fair value hedges.

As of September 30, 2019 the Company used foreign currency exchange contracts to hedge the fair value of certain firm commitments entered into with certain suppliers denominated in U.S. dollars and owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $7,948 thousands in October 2019, at fixed currency rates.

In addition, as of September 30, 2019, the Company entered into a foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Brazilian subsidiary, whose functional currency is the Brazilian Reais, which were not designated as hedge for accounting purposes. Pursuant to this contract, the Company will buy a notional amount of $2,988 thousands in November 2019, $2,042 thousands in December 2019, $10,000 thousands in January 2020, $23,300 thousands in February 2020, $6,200 thousands in March 2020, $10,000 thousands in June 2020 and $18,600 thousands in July 2020, at fixed currency rates.

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of September 30, 2019 were as follows:

		September 30,
	Balance sheet location	2019
		(In thousands)
Derivatives
Foreign exchange contracts designated as fair value hedges	Other current assets	$435
Foreign exchange contracts not designated as hedging instruments	Other current assets	$4,331

Effect of Derivative Contracts and firm commitments on Condensed Consolidated Statement of Income as of September 30, 2019 were as follows:

	Nine month periods ended September 30,	Three month periods ended September 30,
	(In thousands)
Gain from foreign exchange contracts designated as fair value hedges	$442	$1,472
Loss from hedged items attributable to hedged risk	(442)	(1,472)
Foreign exchange contracts not designated as hedging instruments	3,308	3,239
	$3,308	$3,239

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

•a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2019 and 2018;

•a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•a discussion of our liquidity and capital resources and a discussion of our capital expenditures; and

•a description of our non-GAAP financial measures.

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

We offer our users an ecosystem of six integrated e-commerce services: the MercadoLibre Marketplace, the Mercado Pago FinTech platform, the Mercado Envios logistics service, the MercadoLibre Classifieds service, the MercadoLibre advertising solution and the Mercado Shops online webstores solution.

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

To further enhance our suite of e-commerce services, we launched the Mercado Envios shipping program in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through Mercado Envios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers that opt into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of September 30, 2019, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

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

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the current criterion our Management uses to evaluate our segment performance. Our geographic segments are Brazil, Argentina, Mexico and Other Countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Bolivia, Honduras, Nicaragua, El Salvador, Guatemala, Paraguay, Uruguay and the United States of America. Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our company, which could reduce the value of our common stock or permit competitors with short-term tactics to grow more rapidly than us. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock.

The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three-month periods ended September 30, 2019 and 2018:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*) (**)	2019	2018	2019	2018
Brazil	63.7%	59.4%	64.7%	62.2%
Argentina	20.0	28.2	19.3	23.6
Mexico	11.7	6.3	11.8	8.2
Other Countries	4.6	6.1	4.2	6.1

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $204.4 million and $316.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $69.9 million and $107.6 million for the three-month periods ended September 30, 2019 and 2018, respectively.

The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2019 and 2018:

	Nine-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	September 30,		to 2019 (*) (**)		September 30,		to 2019 (*) (**)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 1,033.2	$ 600.8	$ 432.4	72.0%	$ 389.9	$ 220.8	$ 169.1	76.6%
Argentina	323.9	285.8	38.1	13.3	116.2	83.7	32.5	38.8
Mexico	190.3	63.6	126.7	199.4	71.4	29.0	42.4	146.4
Other Countries	74.7	61.5	13.2	21.4	25.5	21.8	3.7	17.2
Total Net Revenues	$ 1,622.0	$ 1,011.6	$ 610.4	60.3%	$ 603.0	$ 355.3	$ 247.7	69.7%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $204.4 million and $316.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $69.9 million and $107.6 million for the three-month periods ended September 30, 2019 and 2018, respectively.

Description of Line Items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams: “Enhanced Marketplace” and “Non-Marketplace.”

The following table summarizes our consolidated net revenues by revenue stream for the nine and three-month periods ended September 30, 2019 and 2018:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30, (*)
Consolidated net revenues by revenue stream	2019	2018	2019	2018
	(in millions)		(in millions)
Enhanced Marketplace (**)	$849.4	$477.2	$308.1	$180.3
Non-Marketplace (***) (****)	772.6	534.4	294.9	175.0
Total	$1,622.0	$1,011.6	$603.0	$355.3

(*) The table above may not total due to rounding.

(**) Includes final value fees and shipping fees. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $204.4 million and $316.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $69.9 million and $107.6 million for the three-month periods ended September 30, 2019 and 2018, respectively.

(***) Includes, among other things, ad sales, classified fees, payment fees and other ancillary services.

(****) Includes $665.0 million and $432.6 million of Payment Fees for the nine-month periods ended September 30, 2019 and 2018, respectively. Includes $256.8 million and $143.9 million of Payment Fees for the three-month periods ended September 30, 2019 and 2018, respectively.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine-month periods ended September 30, 2019 and 2018, no single customer accounted for more than 5.0% of our net revenues.

Our MercadoLibre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela (deconsolidated as of December 1, 2017), Bolivia, Honduras, Nicaragua, Salvador, Guatemala and Paraguay), and Mercado Pago is available in 7 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Uruguay). Additionally, Mercado Envios is available in 6 countries (Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Peru). The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below and Note 2 to our unaudited interim condensed consolidated financial statements for highly inflationary economy details. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.3% of net revenues for the nine-month period ended September 30, 2019, as compared to 10.0% for the same period in 2018. For the three-month period ended September 30, 2019, these taxes represented 8.1% of net revenues, as compared to the 9.7% for the same period in 2018.

Cost of net revenues

Cost of net revenues primarily represents bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, cost of mobile point of sale products sold, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization, shipping operation costs (including warehousing costs), carrier and other operating costs.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of costs related to marketing our platforms through online and offline advertising and agreements with portals and search engines, charges related to our buyer protection programs, the salaries of employees involved in these activities, chargebacks related to our Mercado Pago operations, bad debt charges, branding initiatives, marketing activities for our users and depreciation and amortization costs.

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

Other income (expenses), net

Other income (expenses) consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities and foreign currency gains or losses.

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

There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2018 and disclosed in the Form 10-K, see “Critical Accounting Policies and Estimates”, other than those discussed in Note 2 of our unaudited interim condensed consolidated financial statements in connection with the adoption of ASC 842 – New leasing accounting standard as of January 1, 2019 and the fair value option applied to certain financial instruments.

Results of operations for the nine and three-month periods ended September 30, 2019 compared to the nine and three-month periods ended September 30, 2018

The selected financial data for the nine and three-month periods ended September 30, 2019 and 2018 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or for any other period.

Statement of income data

	Nine-month Periods Ended September 30,		Three-months Periods Ended September 30,
(In millions)	2019 (*)	2018 (*)	2019 (*)	2018 (*)
	(Unaudited)		(Unaudited)
Net revenues (**)	$1,622.0	$1,011.6	$603.0	$355.3
Cost of net revenues	(828.3)	(519.4)	(318.7)	(185.6)
Gross profit	793.8	492.2	284.3	169.7

Operating expenses:
Product and technology development	(165.8)	(107.3)	(59.5)	(35.5)
Sales and marketing	(564.3)	(342.4)	(252.9)	(110.4)
General and administrative	(148.0)	(111.2)	(53.9)	(34.8)
Total operating expenses	(878.0)	(560.9)	(366.3)	(180.7)
Loss from operations	(84.3)	(68.7)	(81.9)	(11.0)

Other income (expenses):
Interest income and other financial gains	86.6	27.7	28.5	8.6
Interest expense and other financial losses	(44.7)	(39.8)	(14.5)	(15.9)
Foreign currency (loss)/gain	(1.9)	22.1	1.0	3.9
Net loss before income tax (loss)/gain	(44.3)	(58.6)	(66.9)	(14.3)

Income tax (loss)/gain	(73.7)	24.4	(79.2)	4.2
Net loss	$(118.0)	$(34.2)	$(146.1)	$(10.1)

(*) The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $204.4 million and $316.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $69.9 million and $107.6 million for the three-month periods ended September 30, 2019 and 2018, respectively.

Principal trends in results of operations

Growth in net revenues

Since our inception, we have consistently generated revenue growth from both our Enhanced Marketplace and Non-Marketplace revenue streams, driven by the strong growth of our key operational metrics. Our net revenues grew 60.3% in the nine-month period ended September 30, 2019 as compared to the same period in 2018. Our net revenues grew as a result of increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 72%, 23% and 47%, respectively, and a 49.9% increase in our total payment volume in the nine-month period ended September 30, 2019 as compared to the same period in 2018. Additionally, our growth in net revenues was boosted by the decrease in our shipping subsidies netted from net revenues, when we act as an agent, from $316.7 million to $204.4 million in the nine-month period ended September 30, 2018 as compared to the same period in 2019 and by the effect of the flat fee we charge in Brazil, Argentina and Chile for transactions below a certain merchandise value. Finally, our growth in net revenues was partially offset by an average devaluation of the Argentine Peso and Brazilian Reais of approximately 43.6% and 7.3%, respectively, for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018.

Our net revenues grew 69.7% in the three-month period ended September 30, 2019, as compared to the same period in 2018. Our net revenues grew as a result of increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 80%, 24% and 47% respectively, and a 66.2% increase in our total payment volume in the three-month period ended September 30, 2019 as compared to the same period in 2018. Additionally, our growth in net revenues was boosted by the decrease in our shipping subsidies, which are netted from net revenues when we act as an agent, from $107.6 million to $69.9 million in the three-month period ended September 30, 2018 as compared to the same period in 2019, and by the effect of the flat fee for transactions below a certain merchandise value in Brazil, Argentina and Chile. Finally, our growth in net revenues was partially offset by an average devaluation of the Argentina Peso of approximately 36.5% for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018.

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

Gross profit margins

Our gross profit margins remained stable at 48.9% and 48.7% for the nine-month periods ended September 30, 2019 and 2018, respectively.

For the three-month periods ended September 30, 2019 and 2018, our gross profit margins were 47.2% and 47.8%, respectively. The slight decrease in our gross profit margin resulted primarily from an increase in cost of net revenues of 71.7% for the three-month periods ended September 30, 2019 mainly related to shipping operating and carrier costs.

In the future, gross profit margins could decline if we offer new shipping subsidies or our shipping service grows faster than our marketplace sales.

Operating loss margins

For the nine-month period ended September 30, 2019, as compared to the same period in 2018, our operating loss margin decreased from a negative margin of 6.8% to a negative margin of 5.2%. This decrease is primarily a consequence of the increase in net revenues explained above.

For the three-month period ended September 30, 2019, as compared to the same period in 2018, our operating loss margin increased from a negative margin of 3.1% to a negative margin of 13.6%. This increase is primarily a consequence of the increase in sales and marketing expenses (mainly related to branding initiatives and bad debt expenses related to credit business in Brazil), calculated as a percentage of net revenues.

As we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture long-term business opportunities, we may experience decreases in our operating margins.

Other Data

	Nine-month Periods Ended September 30,		Three-month Periods Ended September 30,
(in millions)	2019	2018	2019	2018

Number of confirmed registered users at end of period (1)	306.0	248.9	306.0	248.9
Number of confirmed new registered users during period (2)	38.6	36.7	13.8	14.0
Gross merchandise volume (3)	$10,126.1	$9,271.8	$3,640.7	$2,995.2
Number of successful items sold (4)	269.4	249.1	98.0	83.5
Number of successful items shipped (5)	214.3	159.6	81.2	54.3
Total payment volume (6)	$19,721.7	$13,153.8	$7,565.2	$4,552.4
Total volume of payments on marketplace (7)	$9,393.7	$8,324.1	$3,377.6	$2,720.3
Total payment transactions (8)	552.5	263.7	227.0	103.9
Unique buyers (9)	36.9	31.5	22.4	17.9
Unique sellers (10)	9.2	8.9	4.4	4.3
Capital expenditures	$100.8	$72.1	$29.4	$25.3
Depreciation and amortization	$52.5	$33.9	$19.5	$11.3

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

(9)New or existing users with at least one purchase made in the period, including Classifieds users.

(10)New or existing users with at least one new listing in the period, including Classifieds users.

Net revenues

	Nine-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	September 30,		to 2019 (*)		September 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues (**)	$ 1,622.0	$ 1,011.6	$ 610.4	60.3%	$ 603.0	$ 355.3	$ 247.7	69.7%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $204.4 million and $316.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $69.9 million and $107.6 million for the three-month periods ended September 30, 2019 and 2018, respectively.

Our net revenues grew 60.3% in the nine-month period ended September 30, 2019 as compared to the same period in 2018. The increase in net revenues was primarily attributable to increases in the enhanced marketplace net revenues of 78.0% related to an increase in local currency gross merchandise volume in Argentina, Brazil and Mexico of 72%, 23% and 47%, respectively. Our net revenues grew 69.7% in the three-month period ended September 30, 2019 as compared to the same period in 2018, mainly as a result of increases in the enhanced marketplace net revenues of 70.9% related to an increase in local currency gross merchandise volume in Argentina, Brazil and Mexico of 80%, 24% and 47%, respectively

In addition, the increase in net revenues was attributable to:

a)a decrease of $112.3 million, or 35.5%, in shipping subsidies that are netted from revenues, during the nine-month period ended September 30, 2019 as compared to the same period in 2018. For the three-month period ended September 30, 2019, shipping subsidies that are netted from revenues decreased $37.7 million, or 35.0%, as compared to the same period in 2018; and

b)an increase of $86.4 million and $10.2 million for the nine and three-month periods ended September 30, 2019, respectively, as compared to the same periods in 2018, mainly related to the flat fee we charge in Brazil for transactions below a certain merchandise value.

Our non-marketplace revenues increased 44.6%, from $534.4 million for the nine-month period ended September 30, 2018 to $772.6 million for the nine-month period ended September 30, 2019. Our non-marketplace revenues increased 68.6%, from $175.0 million for the three-month period ended September 30, 2018 to $294.9 million for the three-month period ended September 30, 2019. These increases are mainly generated by a 49.9% and 66.2% increase in our total payment volume, mainly associated with off-platform transactions for the nine and three-month periods ended September 30, 2019 as compared to the same periods in 2018.

The increase in our net revenues was partially offset by the devaluation of the Argentine Peso as described above.

	Nine-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	September 30,		to 2019 (***)		September 30,		to 2019 (***)
Consolidated Net Revenues by revenue stream	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Enhanced Marketplace	$ 520.4	$ 260.9	$ 259.5	99.5%	$ 187.4	$ 105.5	$ 81.9	77.7%
Non-Marketplace	512.8	340.0	172.8	50.8%	202.5	115.3	87.2	75.6%
	1,033.2	600.8	432.4	72.0%	389.9	220.8	169.1	76.6%
Argentina
Enhanced Marketplace	$ 148.7	$ 149.8	$ (1.1)	-0.8%	$ 54.7	$ 44.6	$ 10.1	22.7%
Non-Marketplace	175.2	135.9	39.3	28.9%	61.5	39.2	22.4	57.2%
	323.9	285.8	38.1	13.3%	116.2	83.7	32.5	38.8%
Mexico
Enhanced Marketplace	$ 145.6	$ 39.0	$ 106.6	273.1%	$ 53.7	$ 19.5	$ 34.2	175.4%
Non-Marketplace	44.7	24.6	20.2	82.2%	17.7	9.5	8.2	86.6%
	190.3	63.6	126.7	199.4%	71.4	29.0	42.4	146.4%
Other countries
Enhanced Marketplace	$ 34.8	$ 27.5	$ 7.3	26.4%	$ 12.3	$ 10.8	$ 1.5	14.2%
Non-Marketplace	39.9	34.0	5.9	17.4%	13.2	11.0	2.2	20.2%
	74.7	61.5	13.2	21.4%	25.5	21.8	3.7	17.2%
Consolidated
Enhanced Marketplace (*)	849.4	477.2	372.2	78.0%	308.1	180.3	127.8	70.9%
Non-Marketplace (**)	772.6	534.4	238.2	44.6%	294.9	175.0	120.0	68.6%
Total	$ 1,622.0	$ 1,011.6	$ 610.4	60.3%	$ 603.0	$ 355.3	$ 247.7	69.7%

(*) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $204.4 million and $316.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $69.9 million and $107.6 million for the three-month periods ended September 30, 2019 and 2018, respectively.

(**) Includes, among other things, payment fees, ad sales, classified fees and other ancillary services.

(***) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Enhanced Marketplace revenues in Brazil increased 99.5% in the nine-month period ended September 30, 2019 as compared to the same period in 2018. This increase was primarily a consequence of: i) a 23% increase in local currency gross merchandise volume; ii) a 102.6 million decrease in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent; and iii) an increase of $81.8 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Non-Marketplace revenues grew by 50.8%, a $172.8 million increase, during the nine-month period ended September 30, 2019 as compared to the same period in 2018, mainly driven by a 133.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem).

Enhanced Marketplace revenues in Brazil increased 77.7% in the three-month period ended September 30, 2019 as compared to the same period in 2018. This increase was primarily a consequence of: i) a 24% increase in local currency gross merchandise volume; ii) a $36.2 million decrease in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent; and iii) an increase of $7.7 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Non-Marketplace revenues grew by 75.6%, a $87.2 million increase, during the three-month period ended September 30, 2019 as compared to the same period in 2018, mainly driven by a 130.1% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem).

Argentina

Enhanced Marketplace revenues in Argentina decreased 0.8% in the nine-month period ended September 30, 2019 as compared to the same period in 2018. The decrease was primarily a consequence of: i) a 43.6% approximately average devaluation of the local currency and ii) an increase of $8.6 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent. This decrease was partially offset by: i) a 72% increase in local currency gross merchandise volume and ii) an increase of $4.4 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Non-Marketplace revenues grew 28.9%, a $39.3 million increase, during the nine-month period ended September 30, 2019 as compared to the same period in 2018, mainly driven by a 123.4% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), partially offset by the aforementioned devaluation of the local currency.

Enhanced Marketplace revenues in Argentina increased 22.7% in the three-month period ended September 30, 2019 as compared to the same period in 2018. This increase was primarily a consequence of: i) an 80% increase in local currency gross merchandise volume and ii) an increase of $2.4 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. This increase was partially offset by: i) a 36.5% approximately devaluation of the local currency and ii) an increase of $1.5 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent. Non-Marketplace revenues grew 57.2%, a $22.4 million increase, during the three-month period ended September 30, 2019 as compared to the same period in 2018, mainly driven by a 170.9% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), partially offset by the aforementioned devaluation of the local currency.

Mexico

Enhanced Marketplace revenues in Mexico increased 273.1% in the nine-month period ended September 30, 2019, as compared to the same period in 2018, mainly due to: i) the reduced impact on revenues of shipping costs on revenues related to certain shipping services when we started acting as principal as of November 2018 and ii) a 47% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 82.2%, a $20.2 million increase, during the nine-month period ended September 30, 2019 as compared to the same period in 2018, mainly driven by increases in the volume of off-platform payments transactions.

Enhanced Marketplace revenues in Mexico increased 175.4% in the three-month period ended September 30, 2019, as compared to the same period in 2018, mainly due to: i) the reduced impact of shipping costs on revenues related to certain shipping services when we started acting as principal as of November 2018 and ii) a 47% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 86.6%, a $8.2 million increase, during the three-month period ended September 30, 2019 as compared to the same period in 2018, mainly driven by increases in the volume of off-platform payments transactions.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,		December 31,
	(in millions, except percentages)
	(*)
2019
Net revenues (**)	$473.8	$545.2	$603.0	$	n/a
Percent change from prior quarter	11%	15%	11%
2018
Net revenues (**)	$321.0	$335.4	$355.3		$428.0
Percent change from prior quarter	-10%	4%	6%		20%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $204.4 million and $316.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $69.9 million and $107.6 million for the three-month periods ended September 30, 2019 and 2018, respectively.

The following table sets forth the growth in net revenues in local currencies, for the nine and three-month period ended September 30, 2019 as compared to the same period in 2018:

	Changes from 2018 to 2019 (*)
(% of revenue growth in Local Currency) (**)	Nine-month period	Three-month period
Brazil	84.9%	77.3%
Argentina	107.1%	118.9%
Mexico	202.8%	152.5%
Other Countries	34.9%	28.7%
Total Consolidated	95.1%	90.5%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2018 and applying them to the corresponding months in 2019, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $204.4 million and $316.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $69.9 million and $107.6 million for the three-month periods ended September 30, 2019 and 2018, respectively.

In Argentina, the increase in local currency growth is due to an increase in our Argentine transactions volume, our shipped items volume, increases in our off-platform transactions through Mercado Pago and a high level of inflation.

In Mexico and Brazil, the increase in local currency growth is a consequence of an increase of our Marketplace transactions volumes, increases in our off-platform transactions through Mercado Pago and shipped items volumes.

Cost of net revenues

	Nine-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	September 30,		to 2019 (*)		September 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 828.3	$ 519.4	$ 308.9	59.5%	$ 318.7	$ 185.6	$ 133.1	71.7%
As a percentage of net revenues (*)	51.1%	51.3%			52.8%	52.2%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2019 as compared to the same period of 2018, the increase of $308.9 million in cost of net revenues was primarily attributable to: i) a $115.4 million increase in shipping carrier and operating costs; ii) an increase in collection fees of $72.7 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) a $34.6 million increase in cost of products sold attributable to increased sales of our mobile point of sale devices in Brazil, Argentina and Mexico; iv) a $33.7 million increase in sales taxes, mainly related to the growth of our Argentine and Brazilian operations; v) a $22.8 million increase in finance costs mainly related to funding our Mercado Pago business; and vi) a $18.5 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hires and temporary customer support workers.

For the three-month period ended September 30, 2019 as compared to the same period of 2018, the increase of $133.1 million in cost of net revenues was primarily attributable to: i) a $44.9 million increase in shipping carrier and operating costs; ii) a $33.4 million increase in collection fees, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) an $18.1 million increase in cost of products sold attributable to increased sales of our mobile point of sale devices in Brazil, Argentina and Mexico; iv) a $14.4 million increase in sales taxes, mainly related to the growth of our Argentine and Brazilian operations; v) a $8.9 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hires and temporary customer support workers; and vi) a $7.5 million increase in finance costs mainly related to funding our Mercado Pago business.

Product and technology development expenses

	Nine-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	September 30,		to 2019 (*)		September 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 165.8	$ 107.3	$ 58.5	54.5%	$ 59.5	$ 35.5	$ 24.0	67.7%
As a percentage of net revenues (*)	10.2%	10.6%			9.9%	10.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2019, the increase in product and technology development expenses as compared to the same period in 2018 amounted to $58.5 million. This increase was primarily attributable to: i) a $24.3 million increase in salaries and wages; ii) a $21.7 million increase in other product and technology development expenses primarily related to office expenses and certain tax withholdings; iii) a $7.0 million increase in maintenance expenses; and iv) a $5.6 million increase in depreciation and amortization expenses.

For the three-month period ended September 30, 2019, the increase in product and technology development expenses as compared to the same period in 2018 amounted to $24.0 million. This increase was primarily attributable to: i) a $10.9 million increase in salaries and wages; ii) a $8.1 million increase in other product and technology development expenses primarily related to office expenses and certain tax withholdings; and iii) a $2.9 million increase in depreciation and amortization expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Nine-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	September 30,		to 2019 (*)		September 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 564.3	$ 342.4	$ 221.9	64.8%	$ 252.9	$ 110.4	$ 142.5	129.0%
As a percentage of net revenues (*)	34.8%	33.8%			41.9%	31.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2019, the $221.9 million increase in sales and marketing expenses as compared to the same period in 2018 was primarily attributable to: i) an increase of $121.5 million in online and offline marketing expenses, mainly in Brazil, Mexico and Argentina; ii) a $24.2 million increase in bad debt expenses; iii) a $21.3 million increase in our buyer protection program expenses, mainly in Brazil and Mexico; iv) a $20.9 million increase in chargebacks from credit cards due to the increase in our Mercado Pago transactions volume; v) a $ 18.6 million increase in other sales and marketing expenses, mainly related to branding initiatives; and vi) a $14.8 million increase in salaries and wages.

For the three-month period ended September 30, 2019, the $142.5 million increase in sales and marketing expenses as compared to the same period in 2018 was primarily attributable to: i) an increase of $88.4 million in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $20.4 million increase in bad debt expenses; iii) a $ 12.3 million increase in other sales and marketing expenses, mainly related to branding initiatives; iv) a $8.2 million increase in chargebacks from credit cards due to the increase in our Mercado Pago transactions volume; v) a $6.5 million increase in our buyer protection program expenses, mainly in Brazil and Mexico; and vi) a $6.0 million increase in salaries and wages.

General and administrative expenses

	Nine-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	September 30,		to 2019 (*)		September 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 148.0	$ 111.2	$ 36.8	33.1%	$ 53.9	$ 34.8	$ 19.1	54.8%
As a percentage of net revenues (*)	9.1%	11.0%			8.9%	9.8%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2019, the $36.8 million increase in general and administrative expenses as compared to the same period in 2018 was primarily attributable to: i) a $18.6 million increase in salaries and wages; ii) a $9.2 million increase in other general and administrative expenses, mainly related to certain tax withholdings; and iii) a $8.5 million increase in legal, tax and other fees.

For the three-month period ended September 30, 2019, the $19.1 million increase in general and administrative expenses as compared to the same period in 2018 was primarily attributable to: i) a $8.4 million increase in salaries and wages; ii) a $6.6 million increase in legal, tax and other fees; and iii) a $2.9 million increase in other general and administrative expenses, mainly related to certain tax withholdings.

Other income (expense), net

	Nine-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	September 30,		to 2019 (*)		September 30,		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$ 40.0	$ 10.0	$ 30.0	298.3%	$ 15.0	$ (3.3)	$ 18.3	553.3%
As a percentage of net revenues (*)	2.5%	1.0%			2.5%	-0.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2019, the $30.0 million increase in other income (expense), net as compared to the same period in 2018 was primarily attributable to a $58.8 million increase in interest income from our financial investments as a result of the proceeds of the 2028 Notes and equity offering during 2019, which generated more invested volume and interest gain, and a higher float in Brazil and Argentina. This increase was partially offset by: i) a higher foreign exchange loss of $24.0 million, related to the $22.1 million gain from 2018 compared with the $1.9 million loss from 2019; and ii) an increase of $4.9 million in financial expenses, mainly attributable to interest expense related to 2028 Notes.

For the three-month period ended September 30, 2019, the $18.3 million increase in other income (expense), net as compared to the same period in 2018 was primarily attributable to: i) a $19.8 million increase in interest income from our financial investments as a result of the proceeds of the 2028 Notes and equity offering during 2019, which generated more invested volume and interest gain, and a higher float in Brazil and Argentina; and ii) a decrease of $1.4 million in financial expenses mainly attributable to lower interest expense as a result of the 2019 Notes reaching maturity. This increase was partially offset by a lower foreign exchange gain of $2.9 million.

Income tax

	Nine-month Periods Ended		Change from 2018		Three-month Periods Ended		Change from 2018
	September 30,		to 2019 (*)		September, 30		to 2019 (*)
	2019	2018	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax (loss)/gain	$ (73.7)	$ 24.4	$ (98.1)	-402.5%	$ (79.2)	$ 4.2	$ (83.4)	-1969.6%
As a percentage of net revenues (*)	-4.5%	2.4%			-13.1%	1.2%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the nine and three-month periods ended September 30, 2019 as compared to the same periods in 2018, income tax (loss)/gain increased by $98.1 million and $83.4 million, respectively, mainly as a result of valuation allowances accounted for on certain deferred tax assets in Mexico and Colombia.

Our effective tax rate is defined as income tax (loss)/gain as a percentage of income/(loss) before income tax.

The following table summarizes our effective tax rates for the nine and three-month periods ended September 30, 2019 and 2018:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30, (*)
	2019	2018	2019	2018
Effective tax rate	-166.5%	41.6%	-118.3%	29.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Our effective tax rate for the nine and three-month periods ended September 30, 2019 decreased to a negative effective tax rate as compared to the same periods in 2018, largely as a result of valuation allowances accounted for on certain deferred tax assets in Mexico and Colombia and pre-tax losses.

The following table summarizes our effective tax rates for the nine and three-month periods ended June 30, 2019 and 2018:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2019	2018	2019	2018
Effective tax rate by country
Argentina	9.1%	21.8%	12.6%	33.7%
Brazil	28.7%	39.8%	26.3%	53.1%
Mexico	-55.5%	28.5%	-169.3%	29.1%

The decrease in the effective income tax rate in our Argentine subsidiaries during the nine and three-month period ended September 30, 2019 as compared to the same periods in 2018 was mainly a consequence of higher tax deductible expenses on our Argentine business related to tax inflation adjustments on certain assets, in accordance with Argentine income tax law, and greater relief in overall income taxes as a result of the software development law.

For information regarding the benefits granted to the Company under the software development law, please see Note 2 to our interim unaudited condensed consolidated financial statements.

The decrease in our Brazilian effective income tax rate for the nine and three-month period ended September 30, 2019 as compared to the same period in 2018, was mainly related to higher non-taxable pre-tax gains.

The decrease in our Mexican effective income tax rate for the nine and three-month period ended September 30, 2019 as compared to the same period in 2018 was mainly related to valuation allowances accounted for on certain deferred tax assets in Mexico.

Segment information

(In millions, except for percentages)	Nine-month Period Ended September 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 1,033.2	$ 323.9	$ 190.3	$ 74.7	$ 1,622.0
Direct costs	(872.0)	(239.9)	(254.3)	(70.7)	(1,437.1)
Direct contribution	161.2	83.9	(64.0)	3.9	185.1
Margin	15.6%	25.9%	-33.6%	5.3%	11.4%

	Nine-month Period Ended September 30, 2018 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 600.8	$ 285.8	$ 63.6	$ 61.5	$ 1,011.6
Direct costs	(544.1)	(185.8)	(101.1)	(57.2)	(888.2)
Direct contribution	56.7	100.0	(37.5)	4.3	123.5
Margin	9.4%	35.0%	-59.0%	7.0%	12.2%

	Change from the Nine-month Period Ended September 30, 2018 to September 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$ 432.4	$ 38.1	$ 126.7	$ 13.2	$ 610.4
in %	72.0%	13.3%	199.4%	21.4%	60.3%
Direct costs
in Dollars	$ (327.8)	$ (54.2)	$ (153.2)	$ (13.5)	$ (548.8)
in %	60.2%	29.2%	151.6%	23.7%	61.8%
Direct contribution
in Dollars	$ 104.5	$ (16.1)	$ (26.5)	$ (0.4)	$ 61.6
in %	184.4%	-16.1%	70.6%	-8.6%	49.9%

(In millions, except for percentages)	Three-month Period Ended September 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 389.9	$ 116.2	$ 71.4	$ 25.5	$ 603.0
Direct costs	$ (370.7)	$ (88.5)	$ (103.5)	$ (25.8)	$ (588.6)
Direct contribution	19.2	27.7	(32.2)	(0.3)	14.4
Margin	4.9%	23.8%	-45.1%	-1.3%	2.4%

	Three-month Period Ended September 30, 2018 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 220.8	$ 83.7	$ 29.0	$ 21.8	$ 355.3
Direct costs	$ (190.2)	$ (60.4)	$ (35.2)	$ (18.8)	$ (304.6)
Direct contribution	30.7	23.3	(6.3)	3.0	50.6
Margin	13.9%	27.8%	-21.6%	13.6%	14.3%

	Change from the Three-month Period Ended September 30, 2018 to September 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$ 169.1	$ 32.5	$ 42.4	$ 3.7	$ 247.7
in %	76.6%	38.8%	146.4%	17.2%	69.7%
Direct costs
in Dollars	$ (180.5)	$ (28.1)	$ (68.3)	$ (7.0)	$ (284.0)
in %	94.9%	46.6%	193.8%	37.3%	93.2%
Direct contribution
in Dollars	$ (11.4)	$ 4.4	$ (25.9)	$ (3.3)	$ (36.2)
in %	-37.3%	18.7%	413.0%	-110.8%	-71.5%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the nine and three-month periods ended September 30, 2019 as compared to the same period in 2018 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the nine-month period ended September 30, 2019, as compared to the same period in 2018, direct costs increased by 60.2%, mainly driven by: i) a 73.6% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our Mercado Pago transaction volume, other sales and marketing expenses mainly related to strategic marketing initiatives expenses and salaries and wages; ii) a 55.4% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating and carrier costs, sales tax, cost of products sold due to increased sales of our mobile point of sale devices and finance costs mainly related to funding our Mercado Pago business; iii) a 49.8% increase in product and technology development expenses, mainly due to an increase in other product and technology development expenses primarily related to certain tax withholdings, depreciation and amortization expenses and salaries and wages; and iv) a 36.4% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and legal fees, tax and other fees.

For the three-month period ended September 30, 2019, as compared to the same period in 2018, direct costs increased by 94.9%, mainly driven by: i) a 147.2% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our Mercado Pago transaction volume, other sales and marketing expenses mainly related to strategic marketing initiatives expenses and salaries and wages; ii) a 69.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs, sales tax, cost of products sold due to increased sales of our mobile point of sale devices and finance costs mainly related to funding our Mercado Pago business; iii) a 61.4% increase in product and technology development expenses, mainly due to an increase in other product and technology development expenses primarily related to certain tax withholdings, depreciation and amortization expenses and salaries and wages; and iv) a 76.9% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and legal, tax and other fees.

Argentina

For the nine-month period ended September 30, 2019, as compared to the same period in 2018, direct costs increased by 29.2%, mainly driven by: i) a 37.6% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards, bad debt expenses and other sales and marketing expenses mainly related to certain tax withholdings; ii) a 26.0% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, an increase in shipping operating and carrier costs, cost of products sold due to increased sales of our mobile point of sale devices, and finance costs mainly related to funding our Mercado Pago business; iii) a 36.3% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and salaries and wages; and iv) a 25.4% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses mainly related to certain tax withholdings. This increase in direct costs are netted from the effect of inflation and devaluation in Argentina, as described previously in this document.

For the three-month period ended September 30, 2019, as compared to the same period in 2018, direct costs increased by 46.6%, mainly driven by: i) a 88.4% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses, chargebacks from credit cards, bad debt expenses and other sales and marketing expenses mainly related to certain tax withholdings; ii) a 35.6% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, an increase in shipping operating and carrier costs and finance costs mainly related to funding our Mercado Pago business; iii) a 8.0% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 24.1% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses mainly related to certain tax withholdings. This increase in direct costs are netted from the effect of inflation and devaluation in Argentina, as described previously in this document.

Mexico

For the nine-month period ended September 30, 2019, as compared to the same period in 2018, direct costs increased by 151.6%, mainly driven by: i) a 309.1% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, collection fees due to higher Mercado Pago penetration, customer support costs and cost of products sold as a result of increased sales of our mobile point of sale devices; ii) a 79.4% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our Mercado Pago transaction volume and salaries and wages; iii) a 81.9% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 66.5% increase in general and administrative expenses mainly due to an increase in salaries and wages and other general and administrative expenses.

For the three-month period ended September 30, 2019, as compared to the same period in 2018, direct costs increased by 193.8%, mainly driven by: i) a 293.4% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, collection fees due to higher Mercado Pago penetration, customer support costs and cost of products sold as a result of increased sales of our mobile point of sale devices; ii) a 143.9% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, chargebacks from credit cards due to the increase in our Mercado Pago transaction volume and salaries and wages; iii) a 83.4% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 103.7% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses mainly related to certain tax withholdings.

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

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We issued the 2019 Notes and 2028 Notes for net proceeds of approximately $321.7 million and $864.6 million, respectively. We have funded Mercado Pago mainly by discounting credit cards receivable and credit lines.

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

Finally, we issued common and preferred stock in the securities offerings that closed on March 15, 2019 and March 29, 2019, respectively, for net aggregate proceeds of $1,966 million, which are intended to be used to fund the growth of our payment initiatives, build out our logistics capacity, drive the adoption of these services and for general corporate purposes. Please see note 10 to our unaudited condensed consolidated financial statements for additional information regarding our equity offerings.

As of September 30, 2019, our main source of liquidity was $2,774.6 million of cash and cash equivalents and short-term investments, which excludes a $371.6 million investment related to the Central Bank of Brazil Mandatory Guarantee, and $3.6 million of long-term investments, and consists of cash generated from operations, proceeds from loans, from the issuance of the 2028 Notes and proceeds from the issuance of common and preferred stock. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities, classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to Mercado Pago users, and short-term debt.

As of September 30, 2019, cash and investments of our non-U.S. subsidiaries amounted to $1,012.4 million, 31.8% of our consolidated cash, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash and investments amounted to approximately 27.2% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2019 and 2018:

	Nine-month Periods Ended
	September 30, (*)
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$ 372.8	$ 196.1
Investing activities	(1,273.4)	22.1
Financing activities	1,941.1	570.6
Effect of exchange rates on cash, cash equivalents, restricted cash and cash equivalents	(48.2)	(99.4)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	$ 992.3	$ 689.5

(*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Nine-month Periods Ended		Change from 2018
	September 30, (*)		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 372.8	$ 196.1	$ 176.7	90.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $176.7 million increase in net cash provided by operating activities during the nine-month period ended September 30, 2019, as compared to the same period in 2018, was primarily driven by: i) a $120.3 million increase as a consequence of higher net loss after non-cash adjustments; ii) a $37.9 million increase in accounts payable; iii) a $24.4 million increase in interest received from investments; iv) a $16.4 million increase in accounts receivable; v) a $16.1 million increase in prepaid expenses; vi) a $12.2 million increase in funds payable to customers; and vii) a $12.0 million increase in other liabilities. This increase was partially offset by a $55.9 million decrease in credit cards receivable.

Net cash (used in)/provided by investing activities

	Nine-month Periods Ended		Change from 2018
	September 30, (*)		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in)/provided by:
Investing activities	$ (1,273.4)	$ 22.1	$ (1,295.5)	-5849.7%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash (used in)/provided by investing activities in the nine-month period ended September 30, 2019 resulted mainly from purchases of investments of $3,262.6 million, which was partially offset by proceeds from the sale and maturity of investments of $2,240.5 million, as part of our financial strategy. We used $150.4 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution; and $100.7 million in the purchase of property and equipment (mainly in information technology assets in Argentina, Brazil and Mexico).

Net cash provided by financing activities

	Nine-month Periods Ended		Change from 2018
	September 30, (*)		to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$ 1,941.1	$ 570.6	$ 1,370.5	240.2%

 (*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2019, the $1,370.5 million increase in net cash provided by financing activities was mainly derived from $1,867.2 million in proceeds from the issuance of Common Stock, $98.7 million in proceeds from the issuance of Preferred Stock and a $348 million increase in payments from the exchange of the 2019 Notes during 2018. This increase was partially offset by a decrease of $880 million related to funds received from the issuance of the 2028 Notes in August 2018 and a decrease of $121.7 million related to the partial unwinding of the 2019 Notes Capped Call Transactions during August 2018.

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

On June 30, 2014, we issued $330 million of 2.25% convertible senior notes due 2019 (the “2019 Notes”). The 2019 Notes were unsecured, unsubordinated obligations, which paid interest in cash semi-annually, on January 1 and July 1 of each year, at a rate of 2.25% per annum. The 2019 Notes matured on July 1, 2019. Holders of $66.0 million principal amount of the 2019 Notes elected to convert their 2019 Notes at maturity, and we issued 523,407 shares of our common stock and paid $8 thousands in cash (because of the fraction of shares) in settlement of such conversions. $17 thousands of the principal amount of the 2019 Notes was not converted and was repaid by us in cash at maturity.

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

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment (as fulfillment centers), intangible assets and acquired businesses) for the nine-month periods ended September 30, 2019 and 2018 amounted to $100.8 million and $72.1 million, respectively.

During the nine-month period ended September 30, 2019, we invested $46.5 million in information technology in Brazil, Argentina and Mexico, and $48.0 million in our Argentine, Brazilian and Mexican offices.

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

Off-balance sheet arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently issued accounting pronouncements

See Item 1 of Part I, “Unaudited Interim Condensed Consolidated Financial Statements-Note 2-Summary of significant accounting policies— Recently Adopted Accounting Standards and Recently issued accounting pronouncements not yet adopted.”

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2019:

	Nine-month Periods Ended September 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 1,622.0	$ 1,011.6	60.3%	$ 1,974.0	$ 1,011.6	95.1%
Cost of net revenues	(828.3)	(519.4)	59.5%	(1,026.8)	(519.4)	97.7%
Gross profit	793.8	492.2	61.3%	947.2	492.2	92.4%

Operating expenses	(878.0)	(560.9)	56.5%	(1,150.5)	(560.9)	105.1%
Loss from operations	(84.3)	(68.7)	22.7%	(203.3)	(68.7)	196.0%

The table above shows a loss from operations on an FX neutral basis, mainly as a result of an Argentine local currency devaluation (of an approximate average 43.6%) as of September 30, 2019 compared to September 30, 2018, which has a strong impact when estimating our Argentine operating expenses on an FX neutral basis.

	Three-month Periods Ended September 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2019	2018	Percentage Change	2019	2018	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 603.0	$ 355.3	69.7%	$ 676.9	$ 355.3	90.5%
Cost of net revenues	(318.7)	(185.6)	71.7%	(364.7)	(185.6)	96.5%
Gross profit	284.3	169.7	67.5%	312.2	169.7	83.9%

Operating expenses	(366.3)	(180.7)	102.7%	(432.6)	(180.7)	139.4%
Loss from operations	(81.9)	(11.0)	644.5%	(120.5)	(11.0)	994.7%

(*) The table above may not total due to rounding.

The table above shows a loss from operations on an FX neutral basis, mainly as a result of an Argentine local currency devaluation (of an approximate average 36.5%) as of September 30, 2019 compared to September 30, 2018, which has a strong impact when estimating our Argentine operating expenses on an FX neutral basis.

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

As of September 30, 2019, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of September 30, 2019, the total cash, cash equivalents and restricted cash denominated in foreign currencies totaled $328.8 million, short-term investments denominated in foreign currencies totaled $536.3 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $499.9 million. As of September 30, 2019, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, as forwards, in order to mitigate our exposure to foreign exchange risk. As of September 30, 2019, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $2,318.0 million and our U.S. dollar-denominated long-term investments totaled $3.6 million.

For the nine-month period ended September 30, 2019, we had a consolidated loss on foreign currency of $1.9 million primarily as a result of the strengthening of the U.S. dollar over our Argentine Peso net asset position in Argentina during the nine-month period. For the three-month periods ended September 30, 2019, we had a consolidated gain on foreign currency of $1.0 million, primarily as a result of the strengthening of the U.S. dollar over our Argentine Peso net liability position in Argentina during the third quarter of 2019.

The following table sets forth the percentage of consolidated net revenues by segment for the nine and three-month periods ended September 30, 2019 and 2018:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*) (**)	2019	2018	2019	2018
Brazil	63.7%	59.4%	64.7%	62.2%
Argentina	20.0	28.2	19.3	23.6
Mexico	11.7	6.3	11.8	8.2
Other Countries	4.6	6.1	4.2	6.1

(*) Percentages have been calculated using whole-dollar amounts.

(**) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $204.4 million and $316.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $69.9 million and $107.6 million for the three-month periods ended September 30, 2019 and 2018, respectively.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the nine-month period ended September 30, 2019:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 1,802.2	$ 1,622.0	$ 1,474.7
Expenses	(1,896.1)	(1,706.3)	(1,551.1)
Loss from operations	(93.9)	(84.3)	(76.4)

Other income/(expenses) and income tax related to P&L items	(35.4)	(31.8)	(28.9)

Foreign Currency impact related to the remeasurement of our Net Asset position	(2.1)	(1.9)	(1.7)
Net Loss	(131.4)	(118.0)	(107.1)

Total Shareholders' Equity	$ 2,143.0	$ 2,038.2	$ 2,032.3

(1)Appreciation of the subsidiaries’ local currency against U.S. Dollar

(2)Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*) The table above may not total due to rounding.

The table above shows an increase in our net loss when the U.S. dollar weakens against foreign currencies because of the negative impact of the increase in loss from operations, other income/(expenses) and income tax related to P&L items and the re-measurement of our net asset position in U.S. dollars. On the other hand, the table above shows a decrease in our net loss when the U.S. dollar strengthens against foreign currencies because of the positive impact of the decrease in loss from operations, other income/(expenses) and income tax related to P&L items and the re-measurement of our net asset position in U.S. dollars.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

As of September 30, 2019, the Argentine Peso exchange rate against the U.S. dollar was 57.59.

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on September 30, 2019, the reported net liability position in our Argentine subsidiaries would have recorded a foreign exchange gain amounting to approximately $2.1 million in our Argentine subsidiaries.

Brazilian Segment

As of September 30, 2019, the Brazilian Reais exchange rate against the U.S. dollar was 4.16.

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on September 30, 2019, the reported net assets position in our Brazilian subsidiaries would have decreased by approximately $45.4 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $7.0 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of September 30, 2019, Mercado Pago’s receivables totaled $288.6 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of September 30, 2019, loans granted under our Mercado Credito solution totaled $176.1 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2019, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.4%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of September 30, 2019 could decrease (increase) by approximately $4.3 million.

As of September 30, 2019, our short-term investments amounted to $1,726.2 million and our long-term investments amounted to $3.6 million. These investments, except for the $371.6 million investment related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors adopted the 2012 long-term retention plan (the “2012 LTRP”), under which each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive cash awards (“LTRP Awards”), which are payable as follows:

•eligible employees will receive a fixed payment equal to 6.25% of his or her LTRP Award under the 2012 LTRP, once a year for a period of eight years. The 2012 LTRP awards began paying out starting in 2013 (the “2012 Annual Fixed Payment”); and

•on each date we pay the 2012 Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2012 Variable Payment”) equal to the product of (i) 6.25% of the applicable 2012 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2011 Stock Price, $77.77, which was the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2011. The “Applicable Year Stock Price” equals the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

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

Our board of directors, upon the recommendation of the compensation committee, approved the 2019 Long Term Retention Program (the “2019 LTRP”), under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring on or about March 31, 2020). In order to receive the full target award under the 2019 LTRP, each eligible employee must remain employed as of each applicable payment date. The 2019 LTRP award is payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019 LTRP bonus once a year for a period of six years, with the first payment occurring on or about March 31, 2020 (the “2019 Annual Fixed Payment”); and

•on each date we pay the 2019 Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019 Variable Payment”) equal to the product of (i) 16.66 % of half of the target 2019 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018 defined as $322.91 for the 2019 LTRP. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

At September 30, 2019, the total contractual obligation fair value of our 2012, 2014, 2015, 2016, 2017, 2018 and 2019 LTRP Variable Payment obligation amounted to $135.9 million. As of September 30, 2019, the accrued liability related to the 2012, 2014, 2015, 2016, 2017, 2018 and 2019 Variable Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $60.8 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2012, 2014, 2015, 2016, 2017, 2018 and 2019 LTRP Variable Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of September 30, 2019
		MercadoLibre, Inc	2012, 2014, 2015, 2016, 2017, 2018 and 2019
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		846.75	190,304
30%		786.27	176,711
20%		725.79	163,118
10%		665.31	149,525
Static	(*)	604.82	135,932
-10%		544.34	122,339
-20%		483.86	108,745
-30%		423.38	95,152
-40%		362.89	81,559

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine-month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 7 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of September 30, 2019, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
3.3	Registrant’s Certificate of Designation of Series A Perpetual Preferred Stock. (2)
4.1	Form of Specimen Certificate for the Registrant’s Common Stock. (3)
4.2	Indenture with respect to the Registrant’s 2.00% Convertible Senior Notes due 2028, dated as of August 24, 2018, between the Registrant and Wilmington Trust, National Association, as trustee. (4)
10.1	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and PayPal, Inc.(5)
10.2	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and Merlin DF Holdings, LP.(5)
10.3	MercadoLibre, Inc. 2019 Director Compensation Program (6)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed States of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 29, 2019.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 13, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 7, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 1, 2019.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer